Form 10-Q
period 1994-09-30
ICN PHARMACEUTICALS INC
filed 1994-11-14
CIK 930184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1994

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number


                           ICN PHARMACEUTICALS, INC.
             ------------------------------------------------------
                (Successor Company to SPI Pharmaceuticals, Inc.)
             (Exact name of registrant as specified in its charter)


             Delaware                               33-0628076
 (State or other jurisdiction of                 (I.R.S.Employer
 incorporation or organization)                 Identification No.)


                               3300 Hyland Avenue
                          Costa Mesa, California 92626
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 545-0100
              (Registrant's telephone number, including area code)


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

              The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of November 11, 1994, was 26,961,634.

                           ICN PHARMACEUTICALS, INC.
                (Successor Company to SPI Pharmaceuticals, Inc.)

                                     INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I - FINANCIAL INFORMATION:

  Consolidated Condensed Balance Sheets -
   September 30, 1994 (Unaudited) and December 31, 1993   . . . . . . . . . . . . . . . . . . . . .        3

  Consolidated Condensed Statements of Income (Unaudited)  -
    Three and nine months ended September 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . .        4

  Consolidated Condensed Statements of Cash Flows (Unaudited) -
   Nine months ended September 30, 1994 and 1993    . . . . . . . . . . . . . . . . . . . . . . . .        5

  Management's Statement Regarding Unaudited Financial
    Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

  Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . .        7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13


PART II - OTHER INFORMATION

Item 1.  Litigation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

                           ICN PHARMACEUTICALS, INC.
                (Successor Company to SPI Pharmaceuticals, Inc.)

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                (000's omitted)

                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                         1994                 1993
                                                                                    -------------         ------------
                                                                                     (unaudited)
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                                                            $ 16,610            $ 14,777
  Marketable securities (used to collateralize $10,000 note payable)                        --               32,587
  Receivables, net                                                                       67,374              43,277
  Inventories, net                                                                       88,121             107,196
  Prepaid expenses and other current assets                                              17,593              10,925
                                                                                       --------            --------
     Total current assets                                                               189,698             208,762

  Marketable securities (used to collateralize $10,000 note payable)                     30,193                  --
  Property, plant and equipment, net                                                     84,502              78,718
  Goodwill, net                                                                           3,199               1,664
  Other assets                                                                           16,297              12,873
                                                                                       --------            --------
                                                                                       $323,889            $302,017
                                                                                       ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Trade payables                                                                       $ 22,525            $ 13,951
  Payable to parent company                                                               1,850              18,313
  Accrued liabilities                                                                    22,762              17,700
  Notes payable                                                                          11,548              14,360
  Current portion of long-term debt                                                       5,380               3,866
  Income taxes payable                                                                   16,865              13,313
                                                                                       --------            --------
     Total current liabilities                                                           80,930              81,503
  Long-term debt, less current portion                                                   17,060              16,980
  Other liabilities and deferred income taxes                                             7,263               6,226
  Minority interest                                                                      42,649              41,429

   Commitments and contingencies

  Stockholders' equity:
  Common stock, $.01 par value;  38,000 shares
    authorized; 20,495 shares and 20,101
    outstanding at September 30, 1994 and
    December 31, 1993, respectively                                                         205                 202
  Additional capital                                                                     97,503              91,449
  Retained earnings                                                                      87,436              70,973
  Unrealized loss on marketable securities, net                                          (2,394)                 --
  Foreign currency translation adjustments                                               (6,763)             (6,745)
                                                                                       --------            --------
      Total stockholders' equity                                                        175,987             155,879
                                                                                       --------            --------
                                                                                       $323,889            $302,017
                                                                                       ========            ========


  The accompanying notes are an integral part of these consolidated condensed financial  statements.

                           ICN PHARMACEUTICALS, INC.
                (Successor Company to SPI Pharmaceuticals, Inc.)

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

            (Unaudited - 000's omitted except for per share amounts)


                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                 ---------------------------           ---------------------------
                                                   1994               1993               1994               1993
                                                 --------            -------           --------           --------
Net sales                                         $92,796            $70,214           $243,890           $256,272
Cost of sales                                      47,649             28,892            125,432            124,845
                                                  -------            -------           --------           --------
     Gross profit                                  45,147             41,322            118,458            131,427
Selling, general and administrative expenses       25,571             22,356             69,568             88,061
Royalties to affiliates, net                        2,566              2,048              6,315              4,032
Research and development costs                      1,372              1,778              3,848              7,040
Translation and exchange (gains) losses, net         (736)                (1)             1,518               (598)
Interest income                                    (1,167)              (337)            (3,373)            (2,761)
Interest expense                                    1,348              3,888              4,394             13,986
Other expense, net                                  2,071              2,737              3,170              4,565
                                                  -------            -------           --------           --------
     Income before provision for income taxes
      and minority interest                        14,122              8,853             33,018             17,102
Provision for income taxes                          3,278              1,923              8,132              3,501
Minority interest                                     787                 12              1,220               (144)
                                                  -------            -------           --------           --------
     Net income                                   $10,057            $ 6,918           $ 23,666           $ 13,745
                                                  =======            =======           ========           ========
PER SHARE INFORMATION:
  Net income per share                              $.47                $.34             $1.13                $.68
                                                    ====                ====             =====                ====

   Shares used in per share computation            21,261             20,113            20,951              20,211
                                                  =======            =======           =======             =======



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           ICN PHARMACEUTICALS, INC.
                (Successor Company to SPI Pharmaceuticals, Inc.)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                          (Unaudited - 000's omitted)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                     1994                     1993
                                                                   -------                   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $23,666                   $13,745
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Allowances for losses on accounts receivable                     1,222                     8,818
    Depreciation and amortization                                    6,149                     6,351
    Translation and exchange (gains) losses, net                     1,518                      (598)
  Change in operating assets and liabilities                         5,925                   (14,948)
                                                                   -------                   -------
    Net cash provided by operating activities                       38,480                    13,368
                                                                   -------                   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (11,603)                  (10,450)
  Decrease in restricted cash                                           --                     5,200
                                                                   -------                   -------
    Net cash used in investing activities                          (11,603)                   (5,250)
                                                                   -------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under line of credit arrangements                    (1,865)                   (3,804)
  Net payments of long-term debt                                    (1,135)                     (669)
  Net payments to parent company                                   (22,138)                   (3,899)
  Proceeds from exercise of stock options                            1,466                       949
  Dividends paid to minority shareholders                           (1,435)                   (1,259)
                                                                   -------                   -------
    Net cash used in  financing activities                         (25,107)                   (8,682)
                                                                   -------                   -------
Effect of exchange rate changes on cash                                 63                       (20)
                                                                   -------                   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,833                      (584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    14,777                    38,054
                                                                   -------                   -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $16,610                   $37,470
                                                                   =======                   =======



  The accompanying notes are an integral part of these consolidated condensed financial statements.

        MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS


  The consolidated condensed financial statements included herein have been prepared by ICN Pharmaceuticals, Inc., a company incorporated on July 27, 1994 as ICN Merger Corp. formed to merge ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. into one company (See Note 1), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim period presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in SPI Pharmaceuticals, Inc. (the predecessor to ICN Merger Corp.) Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the year ended December 31, 1993.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (Unaudited)

1.    RELATIONSHIP OF PREDECESSOR COMPANIES AND MERGER INTO NEW COMPANY -

      On August 1, 1994, ICN Pharmaceuticals, Inc. ("ICN"), SPI
      Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") entered into a merger agreement (the "Merger Agreement") to combine the Predecessor Companies into ICN Merger Corp. ("the "Company") (and in the case of Biomedicals into a wholly owned subsidiary of ICN Merger Corp.) a newly formed wholly owned subsidiary of SPI (the "Merger").

      On November 1, 1994, the shareholders of the Predecessor Companies approved the Merger of the Predecessor Companies into ICN Merger Corp. pursuant to the Merger Agreement. On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp. a wholly-owned subsidiary of ICN Merger Corp. For accounting purposes, SPI is treated as the acquiring company and as a result, the newly merged company will report the financial history of SPI in its financial results. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. The results contained in this 10-Q reflect the historic results of the predecessor company, SPI, and do not include the results of the other predecessor companies; ICN, Viratek and Biomedicals. Subsequent to November 1, 1994, the results of the newly merged company will include the combined operations of all the Predecessor Companies. (See Note 10)

      SPI was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN and was 38% owned by ICN at September 30, 1994. Viratek and Biomedicals were 63% and 69% owned by ICN at September 30, 1994, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated condensed financial statements include the accounts of SPI and all of its subsidiaries. All significant intercompany account balances and transactions have been eliminated.

      PER SHARE INFORMATION

      Per share information is based on the weighted average number of common shares outstanding and dilutive common share equivalents. Common equivalent shares represent shares issuable for outstanding options computed using the treasury stock method. This method assumes that the proceeds from stock options are used to repurchase shares on the open market.

      On January 13, 1994, SPI's Board of Directors declared a first quarter cash dividend of $.065 per share and a stock dividend of 1.4%, payable on February 28, 1994, to shareholders of record on February 1, 1994. On May 20, 1994, SPI's Board of Directors declared a second quarter cash dividend of $.065 per share and a stock dividend of 1.3%, payable on June 15, 1994, to shareholders of record on June 1, 1994. All relevant share and per share data have been restated to reflect these stock dividends.

      RECLASSIFICATIONS

      Certain prior year items have been reclassified to conform with the current year presentation.

                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


      INVENTORIES

      INVENTORIES

      Inventories, net, consists of the following components:  (000's omitted)

                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                 1994                  1993
                                                            -------------          ------------
        Raw materials and supplies                             $32,743               $ 57,148
        Work-in-process                                         14,596                 12,541
        Finished goods, net                                     40,782                 37,507
                                                               -------               --------
                                                               $88,121               $107,196
                                                               =======               ========


3.    RELATED PARTY TRANSACTIONS -

      ROYALTY AGREEMENTS

      During the three and nine months ended September 30, 1994, SPI sold $12,420,000 and $30,270,000 of Virazole(R), respectively, generating royalties to Viratek of $2,471,000 and $6,041,000, respectively. For the same periods in 1993, SPI sold $10,240,000 and $20,160,000 of
      Virazole(R), respectively, generating royalties to Viratek of $2,048,000 and $4,032,000, respectively. These royalties were based on a royalty agreement between SPI and Viratek whereby 20% of net sales of Virazole(R) were payable to Viratek.

      COST ALLOCATIONS

      ICN, SPI, Viratek and Biomedicals occupied ICN's facility in Costa Mesa, California. ICN charged facility costs to SPI of $69,000 per quarter in 1994 and 1993. The costs of common services such as maintenance, purchasing and personnel were incurred by SPI, a portion of which were allocated to ICN, Viratek and Biomedicals based on services utilized. These common services costs were $1,989,000 for the nine months ended September 30, 1994, of which $1,413,000 was allocated to ICN, Viratek and Biomedicals. During the same period in 1993, common services costs were $1,917,000, of which $1,235,000 was allocated to the same group.

4.    SUPPLEMENTAL CASH FLOW INFORMATION -

      Cash paid for income taxes was $4,948,000 for the nine months ended September 30, 1994, and $1,707,000 for the same period in 1993.

      Cash paid for interest was $2,562,000 for the nine months ended September 30, 1994, and $8,956,000 for the same period in 1993.

                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


5.    RESULTS EXCLUDING ICN GALENIKA -

      The results of ICN Galenika and the results of SPI, excluding ICN Galenika, for the three months ended September 30, 1994 and 1993 are presented below: (000's omitted)

                                                  SPI WITHOUT
                                                  ICN GALENIKA                 ICN GALENIKA
                                           ------------------------       -----------------------
                                             1994           1993           1994            1993
                                           -------         -------        -------        -------
                   Sales                   $47,309         $41,496        $45,487        $28,718
                   Gross Profit             32,752          29,431         12,395         11,891
                   Net income              $ 7,697         $ 6,880        $ 2,360        $    38

      The results of ICN Galenika and the results of SPI, excluding ICN Galenika, for the nine months ended September 30, 1994 and 1993 are presented below: (000's omitted)

                                                 SPI WITHOUT
                                                ICN GALENIKA                   ICN GALENIKA
                                           -----------------------        ----------------------
                                            1994            1993           1994           1993
                                           -------         -------        -------        -------
                  Sales                    $134,577        $118,590       $109,313       $137,682
                  Gross Profit               91,704          78,366         26,754         53,061
                  Net income (loss)        $ 20,008        $ 14,174       $  3,658       $   (429)


6.       ICN GALENIKA -

         ICN Galenika operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. At December 31, 1993, the rate used to remeasure ICN Galenika's results was over one trillion dinars per $1 U.S. On January 1, 1994, the Yugoslavian government changed the denomination of its currency by dropping nine zeros. The effect of this redenomination on the Yugoslavian dinar resulted in an exchange rate of 1,053 dinars to $1 U.S. Subsequent to the redenomination and prior to the enactment of the stabilization program described below, the dinar had devalued to 12,563,000 dinars per $1 U.S.

         On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Duetsche mark. The Yugoslavian government guarantees the conversion of dinars to Duetsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Duetsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and inflation and interest rates have declined from over 1 billion percent a year to a current annual rate of approximately 14% since January 24, 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been temporary. In the near term, the positive effects of the stabilization program could reverse and a return to prior levels
         of hyperinflation could occur.   The success of this stabilization
         program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

                               SEPTEMBER 30, 1994
                                  (Unaudited)

7.       JOINT VENTURE IN RUSSIA -

         The Company has recently entered into an agreement with the City of St. Petersburg to acquire 15% of the outstanding shares of the Company's recently privatized joint venture partner, Oktyabr, for approximately $600,000. Under the terms of the agreement, the Company has the option to pay for the shares by using privatization vouchers or cash. As a result of this investment, and as part of the privatization of Oktyabr, the Company submitted an "investment plan" which, if approved, will allow the Company to purchase additional outstanding shares of Oktyabr. These shares along with the shares purchased from the City of St. Petersburg would increase the Company's ownership to 43%. The "investment plan" does not contemplate any significant additional cash investment by the Company but gives effect to the Company's past assistance provided to Oktyabr. The Company has also recently completed a transaction whereby the Company purchased 26% of the outstanding shares from the employees of Oktyabr in exchange for rights to acquire SPI common stock. Should the Company complete the transaction to acquire 43% of the outstanding shares of Oktyabr together with the 26% acquired from the employees, the Company would own 61% of the outstanding shares of Oktyabr, in which case the Company may be required to consolidate the financial statements of Oktyabr with those of the Company.

8.       MARKETABLE SECURITIES -

         In January 1994, SPI adopted SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified as either held-to-maturity, trading securities, or available-for-sale. SPI has classified its investment in corporate bond securities, with maturities ranging from 1999 to 2003, as available-for-sale. Unrealized holding gains and losses are calculated on the specific identification method. Changes in market values of equity securities are reflected as unrealized gains or losses directly in Shareholders' Equity, as required, and accordingly have no effect on net income.
         The adoption of SFAS No. 115 did not result in a cumulative effect adjustment in the consolidated statements of income.

9.       COMMITMENTS AND CONTINGENCIES -

         The Company is a defendant in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB) ). In the Third Amended Consolidated Class Action Complaint plaintiffs allege that ICN, SPI and Viratek ("Defendants") made, or aided and abetted Paine Webber in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, and safety of the drug and the market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The Defendants filed their Answer, containing affirmative defenses, on February 15, 1993. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek, or SPI common stock during the period January 7, 1986 through April 15, 1987. In their memorandum of law, dated February 4, 1994, the Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987, and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. The Defendants assert that no class should be certified for purchasers of the

                               SEPTEMBER 30, 1994
                                  (Unaudited)


         common stock of SPI for any period. Oral argument on plaintiffs' motion for class certification was held on June 2, 1994. To date, no decision has been rendered.

         On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber for $6.5 million. On May 6, 1994, plaintiffs submitted a Stipulation of Settlement to the Court and in August 1994 the settlement was approved. Plaintiffs' damages expert, utilizing assumptions and methodologies that the Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek, and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek, and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages' experts have testified that damages
         are zero.   On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants and a formal stipulation will be submitted to the Court in the near future. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty, and an unfavorable outcome could have an adverse effect on the Company, at this time management does not expect that these matters will have a material adverse effect on the financial position, result of operations or liquidity of the Company. The attorney's fees and other costs of the litigation were allocated equally between ICN and Viratek prior to the Merger.

         Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware. Three of these lawsuits, entitled Helmut Kling v. Milan Panic, et al., Jallath v. Milan Panic, et al., and Amy Hoffman v. Milan Panic, et al., were filed by stockholders of SPI and, in the Jallath lawsuits stockholders of Viratek, against ICN, SPI, Viratek (in the Jallath lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including Milan Panic) and purport to be class actions on behalf of all persons who hold shares of SPI common stock and Viratek common stock (in the Jallath lawsuit). The fourth lawsuit, entitled Joice Perry v. Nils Johannesson, et al., was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including Milan Panic) and purports to be a class action on behalf of all persons who hold shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the Defendants breached their fiduciary duties in approving the proposed Merger and otherwise. The Company believes that these suits are without merit and intends to defend them vigorously.

10.      SUBSEQUENT EVENT -

         On November 1, 1994, the shareholders of the Predecessor Companies approved the Merger pursuant to the Merger Agreement, dated August 1, 1994. Under the terms of the Merger Agreement, all of the outstanding shares of common stock of the Predecessor Companies (other than shares previously held by ICN of SPI, Viratek and Biomedicals) were exchanged for shares of common stock of New ICN pursuant to the following exchange ratios: ICN: 1 to .512; SPI: 1 to 1; Viratek: 1 to .499; and
         Biomedicals: 1 to .197.

                               SEPTEMBER 30, 1994
                                  (Unaudited)


         The Merger will be accounted for under the purchase method of accounting with SPI, as survivor of ICN Merger Corp., representing the acquiror. Therefore, the aggregate consideration paid by ICN Merger Corp. in the Merger (determined based upon the number of ICN Merger Corp. shares issued in the Merger in excess of the outstanding shares of SPI common stock) will be allocated to the net assets of ICN, Viratek and Biomedicals based on their fair values; and the results of operations of ICN, Viratek and Biomedicals will be included in the results of operations of ICN Merger Corp. only for periods subsequent to November 1, 1994. In addition, for accounting purposes, SPI will be treated as the predecessor company to ICN Merger Corp..

         Following is a table of unaudited pro forma information for the nine months ended September 30, 1994 and 1993, which combines the consolidated results of the Predecessor Companies had ICN Merger Corp. been in existence as of the beginning of the periods presented after including the impact of certain adjustments, such as: decrease of interest expense resulting from a proposed offering of $100,000,000, 8.5% Convertible Notes the proceeds of which will be used to repay certain long term debt of the Predecessor Companies, amortization of goodwill, elimination of subsidiary stock transactions and the related income tax effects. The unaudited pro forma combined financial information does not reflect any nonrecurring charges incurred in connection with the Merger (in the aggregate, estimated to be approximately $189,000,000 of which $185,000,000 will be charged to operations immediately following the Merger for purchased research and development).

                                                                 Nine Months Ended September 30
                                                                 ------------------------------
                                                                     1994             1993
                                                                 -----------       ------------
                                                                  (in thousands - unaudited)
                 Net sales                                        $288,348           $302,103
                 Income before provision for income
                  taxes and minority interest                       12,271              3,677
                 Net income                                          8,517              2,974
                 Net income per share                                  .31                .11

         The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had ICN Merger Corp. been consummated as of the above dates. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


  FINANCIAL RESULTS

  Net Sales.    Net sales for the three months ended September 30, 1994, were
  $92,796,000 compared to $70,214,000 for the same period in 1993. This increase in net sales of $22,582,000, or 32% is a result of increased sales at substantially all of SPI's operating units. ICN Galenika's sales for the three months ended September 30, 1994 increased $16,769,000 or 58% compared to the same period in 1993 primarily due to increased unit sales. The business environment in which ICN Galenika operates, has improved compared to the third quarter of 1993 as a result of government action to stabilize the dinar (see discussion of "stabilization program" below). Net sales of SPI's operating units excluding ICN Galenika increased $5,813,000 or 14% for the three months ended September 30, 1994, compared to the same period last year. This increase in net sales is primarily due to increased Virazole(R) sales worldwide resulting from a combination of price increases and increased unit sales. Virazole(R) sales increased $1,710,000 or 20% for the three months ended September 30, 1994, compared to the same period last year.

  Net sales for the nine months ended September 30, 1994 were $243,890,000 compared to $256,272,000 for the same period in 1993. This decrease in net sales of $12,382,000 or 5% is primarily a result of lower sales at ICN Galenika during the first quarter of 1994 compared to the same period in 1993. Net sales at ICN Galenika were $109,313,000 for the nine months ended September 30, 1994, compared to $137,682,000 for the same period in 1993.
  The decline in ICN Galenika sales of $28,369,000 or 21% is primarily due to differences in exchange rates in existence during the first nine months of 1994 compared to the same period last year. Additionally, the sales of ICN Galenika have been adversely affected by magnitude and timing of devaluations in the first quarter of 1994 compared to the first quarter of 1993, which has been partially offset by an improvement of second and third quarter ICN Galenika sales compared to last year's second and third quarter. The decrease in overall net sales is partially offset by sales increases of $15,987,000 in SPI's operating units excluding ICN Galenika. This increase is primarily due to increased sales of Virazole(R), and a general improvement in SPI's major product lines.

  Gross Profit.   Gross profit as a percentage of sales was 49% for both the three and nine months ended September 30, 1994, compared to 59% and 51%,
  respectively, for the same periods in 1993.   The lower gross margins in 1994
  reflect a decrease in gross margin at ICN Galenika which recorded gross profit margins of 27% and 24% for the three and nine months ended September 30, 1994, compared to 41% and 39% for the same periods in 1993, respectively. The decrease in gross profit margin at ICN Galenika is primarily due to higher inventory costs resulting from the current economic conditions in Yugoslavia.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales was 28% and 29% for the three and nine months ended September 30, 1994, compared to 32% and 34% for the same periods in 1993. This decrease in selling, general and administrative expenses as a percentage of sales was due primarily to expense reductions at ICN Galenika resulting from a lower provision for bad debts, lower wages and the impact of differences in the exchange rates in 1994 compared to 1993.

  Royalties to Affiliates, Net. For the three and nine months ended September 30, 1994, Virazole(R) royalties to Viratek were $2,471,000 and $6,041,000, respectively, compared to royalties of $2,048,000 and $4,032,000 for the same periods in 1993. The increase in royalties is primarily due to increased sales of Virazole(R) in the United States.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION - (CONTINUED)



  Translation and Exchange Losses, Net. Translation and exchange (gains) losses, net, for the three and nine months ended September 30, 1994, were ($736,000) and $1,518,000, respectively, compared to ($1,000) and ($598,000)
  for the same periods in 1993. For the three months ended September 30, 1994, foreign exchange gains increased $735,000 compared to the same period in 1993, primarily due to favorable exchange rates at ICN Galenika. The increase in foreign exchange losses of $2,116,000 for the nine months ended September 30, 1994, is primarily due to translation and exchange losses at ICN Galenika resulting from the devaluations of the dinar prior to the implementation of the Yugoslavian monetary stabilization program, discussed below, and a reduction of translation gains at SPI's Spanish subsidiary.

  Interest Expense. Interest expense for the three and nine months ended September 30, 1994, was $1,348,000 and $4,394,000, respectively, compared to $3,888,000 and $13,986,000 for the same periods in 1993. The decrease in interest expense is due to lower interest rates in Yugoslavia resulting from the efforts of the Yugoslavian government to control inflation and the lower levels of debt in the United States.

  Research and Development.   Research and development costs for the nine
  months ended September 30, 1994, decreased $3,192,000 or 45%, compared to the same period in 1993, due to reductions in expenses at ICN Galenika resulting from lower wages and differences in exchange rates in 1994 compared to 1993. Research and development costs at ICN Galenika were $1,938,000 for the nine months ended September 30, 1994, compared to $4,769,000 for the same period in 1993.

  EXCHANGE RATES AND STABILIZATION PROGRAM

  ICN Galenika operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. At December 31, 1993, the rate used to remeasure ICN Galenika's results was over one trillion dinars per $1 U.S. On January 1, 1994, the Yugoslavian government changed the denomination of its currency by dropping nine zeros. The effect of this redenomination on the Yugoslavian dinar resulted in an exchange rate of 1,053 dinars to $1 U.S. Subsequent to the redenomination and prior to the enactment of the stabilization program described below, the dinar had devalued to 12,563,000 dinars per $1 U.S.

  On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Duetsche mark. The Yugoslavian government guarantees the conversion of dinars to Duetsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Duetsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and inflation and interest rates have declined from over 1 billion percent a year to a current annual rate of approximately 14% since January 24, 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been temporary. In the near term, the positive effects of the stabilization program could reverse and a return to prior levels of hyperinflation could occur. The success of this stabilization program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION - (CONTINUED)



  As a result of the stabilization program and the absence of large and frequent devaluations, the net monetary position of ICN Galenika has increased to $14,746,000 as of September 30, 1994, representing the balance sheet increases in accounts receivable and cash from the beginning of the year. This net monetary position would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

  WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

  The Company generally relies on positive cash flow generated from operations for funds needed to maintain its liquidity.

  During the nine months of 1994 working capital decreased by $18,491,000 to $108,768,000. This decrease is primarily due to SPI reclassifying its bond investments as long-term assets compared to its short-term classification at December 31, 1993. On January 1, 1994, SPI adopted SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). Based on the guidelines in this new pronouncement and the expected working capital requirements of SPI in 1994, SPI's bond investments have been categorized as investments that are "available for sale", and correspondingly, are classified as long-term assets. Additionally, inventory decreased primarily at ICN Galenika resulting from the sale of older inventory with high unit costs which are being replaced with new inventory at lower unit costs.

  The decrease in working capital is partially offset by increases in cash and accounts receivable at ICN Galenika due to the positive effects of the stabilization program and the absence of large and frequent devaluations. Prepaid expenses also increased primarily at ICN Galenika due to commitments for purchases of raw materials from suppliers. SPI's trade payables increased due primarily to increases at ICN Galenika resulting from a greater willingness of local suppliers in Yugoslavia to extend trade credit. Lastly, SPI reduced its liability to ICN by $16,463,000, net of dividends declared, resulting in a payable to ICN of $1,850,000 as of September 30, 1994.

      The Company has recently entered into an agreement with the City of St. Petersburg to acquire 15% of the outstanding shares of the Company's recently privatized joint venture partner, Oktyabr, for approximately $600,000. Under the terms of the agreement, the Company has the option to pay for the shares by using privatization vouchers or cash. As a result of this investment, and as part of the privatization of Oktyabr, the Company submitted an "investment plan" which, if approved, will allow the Company to purchase additional outstanding shares of Oktyabr. These shares along with the shares purchased from the City of St. Petersburg would increase the Company's ownership to 43%. The "investment plan" does not contemplate any significant additional cash investment by the Company but gives effect to the Company's past assistance provided to Oktyabr. The Company has also recently completed a transaction whereby the Company purchased 26% of the outstanding shares from the employees of Oktyabr in exchange for rights to acquire SPI common stock. Should the Company complete the transaction to acquire 43% of the outstanding shares of Oktyabr together with the 26% acquired from the employees, the Company would own 61% of the outstanding shares of Oktyabr, in which case the Company may be required to consolidate the financial statements of Oktyabr with those of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION - (CONTINUED)


  As a result of the Merger on November 10, 1994, the Company assumed approximately $150,000,000 of long-term debt, a substantial portion of which is anticipated to be refinanced. The Company anticipates the issuance of $100,000,000, 8.5% Convertible Subordinated Notes ("Notes") due in 1999. The Notes will have a significantly lower effective interest rate compared to the current indebtedness of the Predecessor Companies and certain of their foreign subsidiaries. Therefore, the Company intends to use a substantial portion of the net proceeds of this offering to repay or redeem existing indebtedness of the Predecessor Companies and certain of their foreign subsidiaries.

  On January 13, 1994, SPI's Board of Directors declared a first quarter cash dividend of $.065 per share and a stock dividend of 1.4%, payable on February 28, 1994, to shareholders of record on February 1, 1994. On May 20, 1994, SPI's Board of Directors declared a second quarter cash dividend of $.065 per share and a stock dividend of 1.3%, payable on June 15, 1994, to shareholders of record on June 1, 1994. All relevant share and per share data have been restated to reflect these stock dividends.

  The Company and certain of its subsidiaries do not maintain product liability insurance. While the Company and the Predecessor Companies have never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

PART II - OTHER INFORMATION

ITEM 1.      LITIGATION

  The Company is a defendant in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776
  (VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296
  (VLB) ). In the Third Amended Consolidated Class Action Complaint plaintiffs allege that ICN, SPI and Viratek ("Defendants") made, or aided and abetted Paine Webber in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, and safety of the drug and the market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The Defendants filed their Answer, containing affirmative defenses, on February 15, 1993. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek, or SPI common stock during the period January 7, 1986 through April 15, 1987. In their memorandum of law, dated February 4, 1994, the Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987, and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. The Defendants assert that no class should be certified for purchasers of the common stock of SPI for any period. Oral argument on plaintiffs' motion for class certification was held on June 2, 1994. To date, no decision has been rendered.

    On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber for $6.5 million. On May 6, 1994, plaintiffs submitted a Stipulation of Settlement to the Court and in August 1994 the settlement was approved. Plaintiffs' damages expert, utilizing assumptions and methodologies that the Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek, and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek, and SPI would, in the aggregate, amount to $315,000,000. The Defendants' four damages' experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the Defendants and a formal stipulation will be submitted to the Court in the near future. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty, and an unfavorable outcome could have an adverse effect on the Company, at this time management does not expect that these matters will have a material adverse effect on the financial position, result of operations or liquidity of the Company. The attorney's fees and other costs of the litigation were allocated equally between ICN and Viratek prior to the Merger.

    In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. ("Gencon") against ICN Canada Limited ("ICN Canada"), its parent, SPI, and ICN alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and SPI were dismissed from the action in March 1993 based on SPI's agreement to guarantee any judgment against ICN Canada. Following trial in October and November 1993, the judge signed a decision granting judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorney's fees (which sums total approximately $650,000). Trial counsel has advised SPI that the decision contains serious errors of law and fact. ICN Canada's appeal from this judgment is now pending. SPI's 1993 financial statements include an accrual in an amount equal to what the Company believes is the maximum exposure with regard to this contingency.

    Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware. Three of these lawsuits, entitled Helmut Kling v. Milan Panic, et al., Jallath v. Milan Panic, et al., and Amy Hoffman v. Milan Panic, et al., were filed by stockholders of SPI and, in the Jallath lawsuit, stockholders of Viratek, against ICN, SPI, Viratek (in the Jallath lawsuit) and certain directors and officer of ICN, SPI and/or Viratek (including Milan Panic) and purport to be class actions on behalf of all persons who hold shares of SPI common stock and Viratek common stock (in the Jallath lawsuit). The fourth lawsuit, entitled Joice Perry v. Nils O. Johannesson, et. al., was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including Milan Panic) and purports to be a class action on behalf of all persons who hold shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the defendants have their fiduciary duties in approving the proposed Merger and otherwise. The Company believes that these suits are without merit and intends to defend them vigorously.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits.
                   Exhibit 11:  Computation of Per Share Earnings
                   Exhibit 27:  Financial Data Schedule

             (b)  Reports on Form 8-K.
                   No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ICN PHARMACEUTICALS, INC.
                                       Registrant


Date:   November 13, 1994              /s/ Milan Panic
                                       -------------------------------
                                       Milan Panic
                                       President


Date:   November 13, 1994              /s/ John E. Giordani
                                       -------------------------------
                                       John E. Giordani
                                       Executive Vice President, Chief
                                       Financial Officer and
                                       Corporate Controller