Form 10-K
ICN PHARMACEUTICALS INC
filed 1995-03-31
CIK 930184

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1994


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11397

                           ICN PHARMACEUTICALS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             33-0628076
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

3300 HYLAND AVENUE, COSTA MESA, CALIFORNIA               92626
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 545-0100

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                     WHICH REGISTERED
            -------------------                 ------------------------
       COMMON STOCK, $.01 PAR VALUE             NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the Registrant's voting stock held by non-affiliates on March 20, 1995, was approximately $421,285,605.

         The number of outstanding shares of common stock as of March 20, 1995 was 28,085,707.

================================================================================

                                    1 of 133
                              Exhibit index on 99

                               TABLE OF CONTENTS

                            ITEM NUMBER AND CAPTION


                                     PART I

                                                                                                    PAGE NO.
                                                                                                    --------
 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

 2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

 3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

 4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .       16


                                                                  PART II


 5.      Market for the Registrant's Common Equity and Related Stockholder Matters  . . . . . . .       17

 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations  .       20

 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .       28

 9.      Changes in and Disagreements with Auditors on Accounting and Financial Disclosure  . . .       61


                                                                  PART III


10.      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .       62

11.      Executive Compensation and Related Matters . . . . . . . . . . . . . . . . . . . . . . .       71

12.      Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . .       79

13.      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .       82


                                                                   PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . .       91


                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         On November 1, 1994, the shareholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies, ("the Merger"). On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp. a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company"). For accounting purposes, SPI is the acquiring company and as a result, the newly merged company will report the historical financial data of SPI in its financial results. Subsequent to the Merger, the results of the newly merged company will include the combined operations of all Predecessor Companies.

         New ICN is an international pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical and nutritional products, research chemicals and diagnostic products. The Company pursues a strategy of international expansion which includes (i) the research and development of proprietary products with the potential to be significant contributors to the Company's global operations; (ii) the penetration of major pharmaceutical markets by means of targeted acquisitions; and (iii) the expansion in these major markets through the development or acquisition of pharmaceutical products that meet the particular needs of each market.

         The Company distributes and sells a broad range of prescription and over the counter ("OTC") pharmaceutical products in over 60 countries worldwide, primarily in North America, Latin America, Western Europe and Eastern Europe. These pharmaceutical products treat viral and bacterial infections, diseases of the skin, myasthenia gravis, cardiovascular disease, diabetes and psychiatric disorders. The Company's leading product is the broad spectrum antiviral agent ribavirin, which is marketed in the United States, Canada and most of Europe under the name Virazole(R). Virazole(R) is currently approved for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus ("RSV"), herpes simplex, influenza, chicken pox, hepatitis and HIV. In the United States, Virazole(R) is approved only for use in hospitalized infants and young children with severe lower respiratory infections due to RSV.

         The Company believes it has substantial opportunities to realize growth from its internally developed compounds. These compounds are the result of significant investments in its research and development activities related to nucleic acids conducted over three decades. During the second quarter 1994, Viratek completed a review of data from Phase III multicenter trials and on June 1, 1994, Viratek submitted a New Drug Application ("NDA") to the FDA for Virazole(R) capsules in the treatment of chronic hepatitis C in the United States. In November 1994, the FDA responded to the Company's filing and stated that the data submitted was considered to be inadequate for approval of the
NDA.   The Company is currently reviewing its options.  The Company believes that combination therapy of Virazole(R) with interferon has potential and intends to take all necessary steps to obtain approval of such combination therapy. ICN plans to make a second NDA filing for a combination therapy of Virazole(R) and Interferon in the treatment of chronic hepatitis C. The Company is in discussions with manufacturers of interferon in order to pursue approval of combination therapy. However, there can be no assurance that any such arrangements can be reached.

         Applications for approval to market Virazole(R) as a monotherapy for treatment of chronic hepatitis C were filed in July of 1994 in the European Union and in August of 1994 with the Health Protection Branch (HPB) in Canada. Additional applications have been filed to date in Sweden, Norway, Finland, Australia and New Zealand. There can be no assurance that any of these applications will be approved.

         The Company believes it is positioned to expand its presence in the pharmaceutical markets in Eastern Europe. In 1991, a 75% interest was acquired in Galenika Pharmaceuticals, a large drug manufacturer and distributor in Yugoslavia. Galenika Pharmaceuticals was subsequently renamed ICN Galenika. This acquisition added new products and significantly expanded the sales volume of the Company. With the investment in Galenika Pharmaceuticals, the Company became one of the first Western pharmaceutical companies to establish a direct investment in Eastern Europe. ICN Galenika continues to be a significant part of the Company's operations although its sales and profitability have been substantially diminished owing principally to the imposition of sanctions on Yugoslavia by the United Nations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." In pursuing its expansion strategy, the Company acquired a 41% interest in Oktyabr, one of the largest pharmaceutical companies in the Russian Republic, see "Item 7. Liquidity and Capital Resources, Investment in Russia."

         In addition to its pharmaceutical operations, the Company also develops, manufactures and sells a broad range of research chemical products, biomedical instrumentation, diagnostic reagents and radiation monitoring services. The Company markets these products internationally to major scientific, academic, health care and governmental institutions through catalog and direct mail marketing programs.

INDUSTRY SEGMENTS

         The Company operates in two industry segments: pharmaceutical and biomedical. For financial information about industry segments, see Note 10 of Notes to Consolidated Financial Statements.

PRODUCTS

ANTI-INFECTIVES.

         Anti-infectives: Antibacterial and antiviral drugs treat bacterial and viral infections. The Company sells approximately 65 antibacterial products and sells its antiviral drug, ribavirin, sold under the tradename, Virazole(R), in North America and certain European countries. At the present time, the Company believes that there are fewer than ten antiviral product lines marketed in the world, one of which is Virazole(R), the only antiviral product line currently sold by the Company. Antivirals are rare and difficult to produce relative to antibacterials because of the nature of bacteria compared to viruses. Whereas bacteria live outside of cells, viruses live inside cells. Thus, while antibacterials can focus simply on killing bacteria, antivirals, ideally, must eliminate viruses without killing the host cell or adversely affecting the host organism. An important feature of Virazole(R) is that it inhibits the reproduction of viruses rather than killing viruses.

         Antiviral: Virazole(R) accounted for approximately 13%, 7% and 6% of the Company's consolidated net sales for the years ended December 31, 1994, 1993 and 1992, respectively. The majority of the Virazole(R) sales are in the North American market. Virazole(R) is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases. In the United States and Canada, Virazole(R) has been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory infections caused by RSV.
In the United States, the resulting infection is sufficiently severe to require hospitalization of an estimated 100,000 children annually.

         In treating RSV, the drug is administered by a small particle aerosolized generator ("SPAG"), a system that permits direct delivery of Virazole(R) to the site of the infection. In 1993, the American Academy of Pediatrics issued new treatment guidelines for RSV recommending Virazole(R) for use in all high risk critically ill infants with RSV lung infection, thereby making Virazole(R) the standard of care for this infection. Similar approvals for Virazole(R) for use in the treatment of RSV have been granted by governmental authorities in 22 other countries.

         During the second quarter 1994, Viratek completed a review of data from Phase III multicenter trials and on June 1, 1994, Viratek submitted a New Drug Application ("NDA") to the FDA for Virazole(R) capsules in the treatment of chronic hepatitis C in the United States. In November 1994, the FDA responded to the Company's filing and stated that the data submitted was
considered to be inadequate for approval of the NDA.   The Company is currently
reviewing its options. The Company believes that combination therapy of Virazole(R) with interferon has potential and intends to take all necessary steps to obtain approval of such combination therapy. ICN plans to make a second NDA filing for a combination therapy of Virazole(R) and interferon in the treatment of chronic hepatitis C. The Company is in discussions with manufacturers of interferon in order to pursue approval of combination therapy, however, there can be no assurance that any such arrangements can be reached.

         Applications for approval to market Virazole(R) as a monotherapy for treatment of chronic hepatitis C were filed in July of 1994 in the European Union and in August of 1994 with the Health Protection Branch (HPB) in Canada. Additional applications have been filed to date in Sweden, Norway, Finland, Australia and New Zealand. There can be no assurance that any of these applications will be approved.

         The Virazole(R) trademark is used in North America and certain European countries. Ribavirin is sold as Vilona(R) and Virazid(R) in Latin America, and Virazid(R) in Spain, where it is commercially available and is approved for the treatment of hepatitis, herpes infections, influenza and exhanthemous viral diseases such as measles and chicken pox, as well as RSV. References to the sale of Virazole(R) in this Form 10-K include sales made under the trademarks Vilona(R) and Virazid(R).

         Antibacterials: Antibacterials accounted for approximately 22%, 24% and 31% of the Company's consolidated net sales for the years ended December 31, 1994, 1993 and 1992, respectively. Most of the antibacterials sold by the Company (excluding ICN Galenika) are proprietary, whereas most of the antibacterial products manufactured and sold by ICN Galenika are licensed from other manufacturers including Roche Holding AG, Bristol-Myers Squibb and Eli Lilly, principally under exclusive licenses for specific geographical areas, primarily Yugoslavia.

OTHER ETHICALS

         Other ethicals accounted for approximately 41%, 40% and 40% of consolidated net sales for the years ended December 31, 1994, 1993 and 1992, respectively. The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. The Company manufactures and markets approximately 75 other dermatological products, primarily in North America and Eastern Europe. The Company markets three anticholinesterase product lines in North America under the trade names Mestinon(R), Prostigmin(R) and Tensilon(R). These products, manufactured by and licensed from Roche Holding AG, are used in treating myasthenia gravis, a progressive neuromuscular disorder, and in reversing the effects of certain muscle relaxants.
Bensiden(R) is a tranquilizer manufactured by ICN Galenika and is used in the treatment of psychological and emotional disorders. The Company also sells insulin for the treatment of diabetes. Albumina(R) is sold in Spain and Mexico for use in emergency treatment of shock due to burns, trauma, operations and infections, and conditions where the restoration of blood volume is urgent.

MEDICATED NUTRITIONALS AND VITAMINS.

         Medicated nutritionals and vitamins accounted for 8%, 9% and 8% of consolidated net sales for the years ended December 31, 1994, 1993 and 1992, respectively. The Company manufactures, subcontracts and markets approximately 870 nutritional and vitamin products in Latin America, Western Europe and Eastern Europe. In Mexico, the Company manufactures and markets injectable and oral multi-vitamins and supplements under the Bedoyecta-Tri(R), Dextrevit(R), M.V.I. (R) and Vi-Syneral(R) trade names. Bedoyecta-Tri(R) is the Company's largest selling vitamin and medicated nutritional. ICN Galenika manufactures and markets Oligovit(R), Beviplex(R) and Bedoxin(R).

OTHER OVER THE COUNTER PRODUCTS.

         Other OTC products accounted for approximately 10%, 12% and 8% of the Company's consolidated net sales for the years ended December 31, 1994, 1993 and 1992, respectively. Other OTC products encompass a broad range of ancillary products sold through the Company's existing distribution channels. Approximately 90% of these product lines, which include such items as bandages, adhesive tape, candy and instant beverages, are manufactured by ICN Galenika.

RESEARCH CHEMICALS AND DIAGNOSTIC PRODUCTS.

         Due to the Merger, net sales of research chemicals and diagnostic products are included in the Company's consolidated net sales for the periods subsequent to the effective date of the Merger. On this basis, research chemicals accounted for approximately 3% of the Company's consolidated net sales for the year ended December 31, 1994.

         Research Chemicals: The Company services biotechnology researchers throughout the world through a catalog sales operation. The Company's catalog lists approximately 55,000 products which are used by medical and scientific researchers involved in molecular biology, cell biology, immunology and biochemistry. A majority of these products are purchased from third party manufacturers and distributed by the Company. Over 3,000 new products were added to the catalog in 1993. Products include biochemicals, immunobiologicals, radiochemicals, tissue culture products and organic and rare and fine chemicals.

         Diagnostic Products: The diagnostic products marketed by the Company are instruments and reagents that are routinely used by physicians and medical laboratories to diagnose accurately and quickly hundreds of patient samples for a variety of disease conditions. The Company manufactures both enzyme and radio-immunoassay kits, which it markets under the ImmuChem(TM) product line. The Company is also a supplier of immunodiagnostic tests for the screening of newborn infants for inherited and other disorders.

ACQUISITIONS

         For more than ten years, the Company has pursued a strategy of targeted expansion into regional markets which it considers to have significant potential for the sale of pharmaceutical products. This strategy has been implemented in large part through the acquisition of compatible businesses and product lines and the formation of strategic alliances and joint ventures in markets such as Mexico, Spain, Yugoslavia and Germany. The Company intends to continue this strategy and to expand its manufacturing and marketing potential for Virazole(R) through joint ventures.

         Galenika Acquisition:    The Company believes it is positioned to
expand its presence in the pharmaceutical markets in Eastern Europe. In 1991, a 75% interest was acquired in Galenika Pharmaceuticals, a large drug manufacturer and distributor in Yugoslavia. Galenika Pharmaceuticals was subsequently renamed ICN Galenika. This acquisition added new products and significantly expanded the sales volume of the Company. With the investment in Galenika Pharmaceuticals, the Company became one of the first Western pharmaceutical companies to establish a direct investment in Eastern Europe. ICN Galenika continues to be a significant part of the Company's operations although its sales and profitability have been substantially diminished owing principally to the imposition of sanctions on Yugoslavia by the United Nations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Until the imposition of United Nations sanctions in May 1992, ICN Galenika made a significant contribution to the sales and net income of SPI. Approximately 15% of such sales were exports from Yugoslavia, primarily to republics of the former Soviet Union, the Middle East and certain Balkan nations. The imposition of sanctions, including the prohibition of exports, has had a material adverse effect on the operations and profitability of ICN Galenika. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - ICN Galenika". The Company believes that if economic stability returns in Yugoslavia, ICN Galenika has the potential to contribute substantially to the Company's results of operations.

         In September 1994, the United Nations Security Council voted to ease sanctions against Yugoslavia by allowing civilian air traffic to Belgrade and by lifting of the ban on cultural and sports exchanges.

         Investment in Russia: During 1993 and 1994, the Company acquired a 41% interest in Oktyabr, a Russian pharmaceutical company. The Company intends to increase its ownership interest in Oktyabr to approximately 62% through a government-sponsored investment program. Participation in this program does not require significant expenditure of future funds. Once the Company achieves its ownership goals it will begin a program to construct a new pharmaceutical manufacturing facility in Russia built pursuant to "good manufacturing
practices."   Although Russia may, in time, evolve into a large, free market oriented economy, because of the present unpredictable political, social and economic factors in Russia, the Company intends to penetrate this market in a gradual manner. There can be no assurance as to when or if the new facility will be constructed or as to its future success.

FOREIGN OPERATIONS

         The Company operates in North America, Latin America (principally Mexico), Western Europe and Eastern Europe. For financial information about domestic and foreign operations and export sales, see Note 10 of Notes to Consolidated Financial Statements.

         Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental actions. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The current political and economic circumstances in Yugoslavia create certain risks particular to that country. Yugoslavia has been operating under sanctions imposed by the United Nations since May 1992 which have severely limited the ability to import raw materials for manufacturing and have prohibited all exports. In addition, certain risks such as hyperinflation, currency devaluations, wage and price controls, potential government action and a rapidly deteriorating economy could have a material effect on the Company's results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Inflation and Changing Prices."

MARKETING AND CUSTOMERS

         The Company markets its pharmaceutical products in some of the most developed pharmaceutical markets, including the United States, Canada and Western Europe, as well as developing markets, including Latin America and Eastern Europe. The Company believes its marketing strategy is characterized by flexibility, allowing the Company to successfully market a wide array of pharmaceutical products within diverse regional markets as well as certain drugs, notably Virazole(R), on a worldwide basis.

         The Company has a marketing and sales staff of approximately 1,510 persons for its pharmaceutical products, including sales representatives in North America, Latin America, Western Europe and Eastern Europe, who call on physicians, pharmacists, distributors and other health care professionals. As part of its marketing program for pharmaceuticals, the Company makes direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia and sells through distributors in countries where it does not have its own marketing staff.

         In the United States, the Company currently sells its pharmaceutical products through drug wholesalers who, in turn, distribute them to drug stores and hospitals. The nutritional product line is sold directly and through distributors to various retail outlets and to certain healthcare professionals. In Mexico, the Company serves pharmacies through a network of distributors and sells directly to pharmacists and hospitals. In Western Europe, the Company markets vision care products in The Netherlands through hospitals and pharmacies and to retail customers through optical shops. The Company's Spanish subsidiary sells pharmaceutical products through its own sales force to hospitals, retail outlets, pharmacies and wholesalers. In Canada, the Company sells directly to hospitals, wholesalers and large drug store chains.

         ICN Galenika sells a broad range of pharmaceutical and other products in Yugoslavia through approximately 30 wholesalers, six representative offices and 85 sales representatives. In the event that United Nations sanctions are lifted, it is anticipated that ICN Galenika will resume exporting certain of its product lines to Russia and other Eastern European markets, Africa, the Middle East and the Far East.

         During 1994, approximately 88% of ICN Galenika's sales were to entities subsidized by the Yugoslavian government. Future sales by ICN Galenika could be dependent on the ability of the Yugoslavian government to continue to subsidize purchases of pharmaceutical products.

The Biomedical group principally sells its products world-wide primarily through its mail order catalog.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities utilize the expertise accumulated by the Company and its predecessors in over 30 years of nucleic acids research. In addition, the Company develops innovative products targeted to address the specific needs of the Company's local markets. The Company's predecessors include one of the first firms to engage in broad based nucleic acid research, and the Company's research activities have allowed it to compile a library of over 5,000 nucleoside-based compounds. The Company's long-term research efforts are focused on development of therapeutics and diagnostics for diseases related to DNA and RNA structure such as viral infections, cancer and skin diseases.

LONG-TERM RESEARCH AND DEVELOPMENT.

         The Company's long-term research and development activities are targeted on the development of therapeutic and diagnostic agents for use against chronic viral diseases, cancer and diseases of the skin, and, as such, compliment the Company's current product lines and development efforts.

         One important area of current research has been the use of "antisense" technologies. This approach seeks to block genetic material causing diseases such as cancer, viral infections and psoriasis by constructing longer sequences of nucleotides (oligonucleotides) that selectively bond to the disease-causing nucleic acid sequences. In this research, the Company makes use of its extensive library of nucleotide compounds. The Company is using similar technologies to develop diagnostic techniques used to screen for genetic diseases, viral infections and various forms of cancer.

MEDIUM-TERM RESEARCH AND DEVELOPMENT.

         The Company's medium-term research and development efforts involve the preclinical and clinical testing of certain nucleotide compounds with broader market applications that have shown the most promise of successful commercialization. These compounds include:

         Virazole(R) (Ribavirin): During the second quarter 1994, Viratek completed a review of data from Phase III multicenter trials and on June 1, 1994, Viratek submitted a New Drug Application ("NDA") to the FDA for Virazole(R) capsules in the treatment of chronic hepatitis C in the United States. In November 1994, the FDA responded to the Company's filing and stated that the data submitted was considered to be inadequate for approval of the
NDA.   The Company is currently reviewing its options. The Company believes that combination therapy of Virazole(R) with interferon has potential and intends to take all necessary steps to obtain approval of such combination therapy. ICN plans to make a second NDA filing for a combination therapy of Virazole(R) and interferon(R) in the treatment of chronic hepatitis C. The Company is in discussions with manufacturers of interferon in order to pursue approval of combination therapy, however, there can be no assurance that any such arrangements can be reached.

         Applications for approval to market Virazole(R) as a monotherapy for treatment of chronic hepatitis C were filed in July of 1994 in the European Union and in August of 1994 with the Health Protection Branch (HPB) in Canada. Additional applications have been filed to date in Sweden, Norway, Finland, Australia and New Zealand. There can be no assurance that any of these applications will be approved.

         Clinical studies have also been conducted with Virazole(R) in other pharmaceutical formulations for treatment of several other viral diseases. Among those diseases with respect to which clinical studies have been conducted and for which at least one governmental health regulatory agency in various countries other than the United States has approved commercialization of Virazole(R) are herpes zoster, genital herpes, hemorrhagic fever with renal syndrome, lassa fever, measles, chicken pox, influenza and HIV. The Company has no plans to initiate new clinical studies for any of these indications.
The Company intends, where appropriate, to utilize the clinical data from these studies as a basis for future submissions to additional governmental health authorities to expand the use of Virazole(R).

         Tiazole(TM) (Tiazofurin(TM)): The Company has maintained an active research program centered on Tiazofurin(R), which the Company is developing under the tradename Tiazole(TM), is a nucleotide that is chemically similar to Virazole(R). Tiazole(TM) has been demonstrated to be an inhibitor of IMP-dehydrogenase, an enzyme whose presence in elevated concentrations is associated with a number of cancers. The Company is in the process of completing Phase II/III clinical documentation of Tiazole(TM) as a treatment for chronic myelogenous leukemia. The Company is also conducting research into the effectiveness of Tiazole(TM) as an anti-cancer agent when used in conjunction with other basic anti-cancer compounds, such as taxol, in end-stage ovarian carcinoma.

         Adenazole(TM) (8-Cl-c-AMP): This nucleotide, which is in preclinical research, has been shown to control cell proliferation and differentiation in certain cancers. Human trials have been conducted by third parties in Scotland and Italy. The Company is also planning to begin preclinical investigations of the use of the drug against leukemia and is exploring the drug's potential use as a topical treatment for psoriasis based on its ability to inhibit rapid cell proliferation.

         Oncozole(TM) (3-Deazaguanine): Research on animals has shown this compound to be active against a range of solid tumors, including breast and colon tumors. The Company is engaged in preclinical research of Oncozole(TM) as a treatment for solid tumors.

         Selenazole(TM) (Selenazofurin): Selenazofurin, an anti-tumor nucleoside licensed from Brigham Young University, is related to tiazofurin. Preclinical studies suggest that selenazofurin combines in treatment protocols with other well known agents against both leukemia and solid tumors.

         Growth Hormone Releasing Factor (GRF): In November 1994, the Company entered into a license agreement for the rights to develop and commercialize a group of compounds related to and including human GRF for the United States and other major pharmaceutical markets. In connection with this agreement, the Company is obligated to pay, upon reaching certain milestones, an aggregate amount of $2,600,000. In addition, after such milestones are met, the Company is obligated to pay a royalty of 9%, subject to certain adjustments, based upon net sales of the human GRF in certain territories. The testing of these GRF compounds in relieving growth retardation is in Phase III clinical trials.

  SHORT-TERM PRODUCT DEVELOPMENT.

         At the current time, a majority of the Company's staff of research professionals are located at the Company's facilities in the U.S., Mexico, Spain and Yugoslavia. The Company's research activities are oriented toward the development of products which have been identified by the Company as having particular promise in specific local markets. In general, these products which involve the use of known compounds for new indications, are customized to meet the specific needs or preferences of the targeted local market and can be brought to market in less than 12 months. For example, the Company recently received authorization in Spain to produce and market nasal calcitonin in monodose form. The Company believes that this product, which is administered nasally and used in the treatment of post-menopausal osteoporosis, may prove more popular than alternative treatments now available in the market, certain of which require periodic injections. In Mexico, the Company has been successful in introducing metronidazole(R), a topical antibiotic for the treatment of acne rosacea, a skin infection that affects the nose and face.
The Company believes metronidazole(R) is more effective than alternative treatments such as oral tetracyclines. ICN Galenika has developed a wide range of pharmaceuticals, diagnostics, veterinary and over-the-counter drugs and has developed value-added versions of well known therapeutic compounds.

         There can be no assurance with regard to the results of the Company's research and development efforts or the commercial success of any of its products under development.

COMPETITION

         The Company operates in a highly competitive environment. The Company's competitors, many of whom have substantially greater capital resources and marketing capabilities and larger research and development staffs and facilities than the Company, are actively engaged in marketing products similar to those of the Company and in developing new products similar to those proposed to be developed and sold by the Company. Competitive factors vary by product line and customer and include service, product availability and performance, price and technical capabilities. The Company does business in an industry characterized by extensive and ongoing research efforts. Others may succeed in developing products that are more effective than those presently marketed or proposed for development by the Company. Progress by other researchers in areas similar to those explored by the Company may result in further competitive challenges.

         The Company is aware of several ongoing research programs which are attempting to develop new prophylactic and therapeutic products for treatment of RSV. Although the Company will follow publicly disclosed developments in this field, on the basis of currently available data it is unable to evaluate whether the technology being developed in these programs poses a threat to its current market position in the treatment of RSV or its revenue streams.

         In the market segment relating to the treatment of chronic hepatitis C, the Company expects, if Virazole(R) is approved as a combination therapy for that indication, that it will experience intense competition from several pharmaceutical manufacturers who have previously received approval for products containing interferon. Such manufacturers include Schering-Plough Corporation, Roche Holding AG, Wellcome plc and Takeda Chemical Industries Ltd., all of which have substantially greater resources at their disposal than does the Company and all of which have already begun to market their respective brands of interferon products for the treatment of chronic hepatitis C. In addition, the Company believes that research programs are ongoing at a number of laboratories, including government, industry and private, to develop new prophylactic and therapeutic products for chronic hepatitis C.

         Competitors of the Company's research products group include companies
such as Sigma-Aldrich Corporation,   Abbott Laboratories, Diagnostic Products
Corporation and Amersham in the diagnostic reagents market, Life Technologies, Inc. and Bio Whittaker, Inc.

ORDER BACKLOG

         As is customary in the pharmaceutical industry, all the Company's products are sold on an "open order" basis. Consequently, order backlog is not considered a significant factor.

RAW MATERIALS

         The Company manufactures pharmaceuticals at seven facilities. Those facilities are located in Bryan, Ohio; Mexico City, Mexico (at two locations); Montreal, Canada; Zoetermeer, The Netherlands; Barcelona, Spain; and Belgrade, Yugoslavia. The Company believes it has sufficient manufacturing capacity to meet its needs for the foreseeable future. All of these manufacturing facilities, which require GMP approval from the FDA or foreign agencies, have obtained such approval.

         In Bryan, Ohio, the Company manufactures topical and oral dosages of several pharmaceutical products for the United States market. All of the Company's dermatology products are formulated, packaged and distributed from the Bryan, Ohio, facility. The Bryan, Ohio, facility also packages and distributes Virazole(R) on a worldwide basis.

         At the two facilities in Mexico City, the Company manufactures a variety of pharmaceuticals in topical, oral and injectable dosage forms to
serve the Latin American market.   In Montreal, Canada, the Company
manufactures Virazole(R) and SPAG units for the administration of Virazole(R) in the treatment of RSV, and other related medical devices. At that facility, the Company manufactures a variety of topical and oral pharmaceuticals including a line of generics to serve the Canadian and United States markets. The Canadian facility also manufactures a full-line of products using the controlled drug substance morphine for the management of pain in cancer and post-surgical states.

         In The Netherlands, the Company manufactures contact lenses and vision care products. In Spain, the Company manufactures and markets ethical pharmaceuticals principally for distribution in Spain.

         In Yugoslavia, Galenika manufactures over 450 pharmaceutical, veterinary, dental and other products in topical, oral and injectable forms.

         The Company subcontracts all of the manufacture of bulk ribavirin to third party suppliers. Most of the finishing and packaging of Virazole(R) is done by the Company and the balance by third party subcontractors. The capacities of these manufacturers are sufficient to meet the current demand for Virazole(R).

         Manufacturing of the Company's research chemical products is chiefly carried out in three domestic facilities and one foreign facility: Costa Mesa, California (radioimmunoassay kits and immunobiologic products); Huntsville, Alabama (diagnostic and microplate instrumentation); Irvine, California (radiochemicals) and Eschwege, Germany (chromatography products). Some manufacturing and repackaging is also carried out at the facility in Aurora, Ohio.

         In general, raw materials used by the Company in the manufacture of all of its products are obtainable from multiple sources in the quantities desired. During 1992 and 1993, the United Nations and the United States government adopted certain resolutions and executive orders that imposed economic sanctions on Yugoslavia. The sanctions require that specific authorization in the form of a license must be granted on a transaction-by-transaction basis from the country of origin and the United Nations before the shipment of raw materials and finished goods can be made into Yugoslavia. Few licenses have been granted for the import of raw materials. Although licenses for finished goods are relatively easy to obtain, licenses for the importation of raw materials are granted only in exceptional cases. The denial of licenses for raw materials is intended to inhibit the productive capacity of Yugoslavian industry. See Note 12 of Notes to Consolidated Financial Statements. Currently, raw materials in Mexico are available in the quantities required. However, the cost of imported raw materials will increase substantially due to the fall in the relative value of the Mexican Peso.

LICENSES, PATENTS AND TRADEMARKS

         The Company may be dependent on the protection afforded by its patents relating to Virazole(R) and no assurance can be given as to the breadth or degree of protection which these patents will afford the Company. The Company has patent rights in the United States expiring in 1999 relating to the use of Virazole(R) to treat specified human viral diseases. While the Company has patents in certain foreign countries covering use of Virazole(R) in the treatment of certain diseases, which coverage and expiration varies and which patents expire at various times between 1995 and 2006. The Company has no, or limited, patent rights with respect to Virazole(R) and/or its use in certain foreign countries where Virazole(R) is currently, or in the future may be, approved for commercial sale, including France, Germany and Great Britain. The Company has been granted a review classification (Concertation Procedure) for Virazole(R) as a treatment for chronic hepatitis C in all European Union countries (including France, Germany and Great Britain). As a result, approval of the application of Virazole(R) for treatment of chronic hepatitis C (if such approval is granted) would, in the European Union, provide the Company up to ten years of protection from the date of such approval of the application against competitors relying upon the Company's submitted documentation, including the results of clinical trials, to support such competitors' application to manufacture, market or sell generic substitutes of Virazole(R) for treatment of chronic hepatitis C. There can be no assurance that the loss of the Company's patent rights with respect to Virazole(R) upon expiration of the Company's patent rights in the United States, Europe and elsewhere will not result in competition from other drug manufacturers or will not otherwise have a significant adverse effect upon the business and operations of the Company. Marketing approvals in certain foreign countries provide an additional level of protection for products approved for sale in such countries. As a general policy, the Company expects to seek patents, where available, on inventions concerning novel drugs, techniques, processes or other products which it may develop or acquire in the future. However, there can be no assurance that any patents applied for will be granted, or that, if granted, they will have commercial value or as to the breadth or the degree of protection which these patents, if issued, will afford the Company. The Company intends to rely substantially on its unpatented proprietary know-how, but there can be no assurance that others will not develop substantially equivalent proprietary information or otherwise obtain access to the Company's know-how. Patents for pharmaceutical compounds are not available in certain countries in which the Company markets its products.

         ICN Galenika manufactures and sells three of its top-selling antibacterial products, Pentrexyl(R), Longaceph(R) and Palitrex(R), under licenses from Bristol-Myers Squibb, Roche Holding AG and Eli Lilly, respectively. See "Products."

         Many of the names of the Company's products are registered trademarks in the United States, Yugoslavia, Mexico, Canada, Spain, The Netherlands and other countries. The Company anticipates that the names of future products will be registered as trademarks in the major markets in which it will operate. Other organizations may in the future apply for and be issued patents or own proprietary rights covering technology which may become useful to the Company's business. The extent to which the Company, at some future date, may need to obtain licenses from others is not known.

GOVERNMENT REGULATION

         The Company is subject to licensing and other regulatory control by the FDA, the Nuclear Regulatory Commission, other Federal and state agencies and comparable foreign governmental agencies.

         FDA approval must be obtained in the United States and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an Investigational New Drug Application with the FDA. In addition, there are three phases of human testing. Phase I: safety tests for human clinical experiments, generally in normal, healthy people; Phase II: expanded safety tests conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase III: greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of a NDA to the FDA. The preparation of a NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA could take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. No assurance can be given that authorization for the commercial sale by the Company of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States and other regulatory agencies in other countries also periodically inspect manufacturing facilities.

LITIGATION, GOVERNMENT INVESTIGATIONS AND OTHER MATTERS

         Litigation: The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits. See Item 3. "Legal Proceedings."

         Product Liability: The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. The Company generally self-insures against potential product liability exposure with respect to its marketed products, including Virazole(R). While to date no material claim for personal injury resulting from allegedly defective products, including Virazole(R), has been successfully maintained against any of the Predecessor Companies, a substantial claim, if successful, could have a material adverse effect on the Company.

         Environmental Matters:   The Company has not experienced any material
impact on its capital expenditures, earnings or competitive position as a result of compliance with any laws or regulations regarding the protection of the environment. The Company believes it is in compliance in all material respects with applicable laws relating to the protection of the environment.

EMPLOYEES

         As of December 31, 1994, the Company employed approximately 5,840 persons, of which approximately 890 were engaged in general and administrative matters, 1,510 in marketing and sales, 330 in research and development and 3,110 in production. Of these employees, approximately 3,880 are employed by ICN Galenika, including 600 engaged in general and administrative matters, 720 in marketing and sales, 250 in research and development and 2,310 in production. All of the employees employed by ICN Galenika, 330 employees of the Company's Mexican subsidiaries and 250 employees of the Company's Spanish subsidiary are covered by collective bargaining agreements. National labor laws in some foreign countries in which the Company has substantial operations, including Yugoslavia and Spain, govern the amount of wages paid to employees and establish restrictions, severance provisions and related requirements that must be satisfied prior to the termination of employees. In Mexico, the terms of the collective bargaining agreements expire in February 1996. The Company has not experienced any work stoppage, slowdown or other serious labor problems which have materially impeded their business operations. In early 1994, there was a minor work stoppage at one of the Company's Mexican subsidiaries, which was satisfactorily resolved. The Company is uncertain as to how the current economic situation, the devaluation of the Peso and wage controls in Mexico may affect future labor relations with the employees in Mexico. The Company currently considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES


         The following are the principal facilities of the Company and its subsidiaries:

                                                                                        OWNED OR       SQUARE
LOCATION                            PURPOSE                                              LEASED        FOOTAGE
--------                            -------                                              ------        -------

Costa Mesa, California              Corporate headquarters and manufacturing facility     Owned       197,000
Covina, California                  Offices and warehouse                                 Owned       185,000
Mexico City, Mexico                 Offices and manufacturing facility                    Owned       146,000
Mexico City, Mexico                 Offices and manufacturing facility                    Owned       144,000
Montreal, Canada                    Offices and manufacturing facility                    Owned        97,000
Barcelona, Spain                    Offices and manufacturing facility                    Owned       100,000
Bryan, Ohio                         Warehouse and manufacturing facility                  Owned        37,000
Zoetermeer, The Netherlands         Offices and manufacturing facility                    Owned        25,000
Belgrade, Yugoslavia                Offices and manufacturing facility                    Owned       781,000
Aurora, Ohio                        Manufacturing and repackaging facility               Leased        68,000
Huntsville, Alabama                 Manufacturing facility                                Owned        60,000
Irvine, California                  Manufacturing facility                               Leased        27,000
Eschwege, Germany                   Manufacturing facility                                Owned        21,000
High Wycombe, United Kingdom        Administrative offices                               Leased        32,000
Opera, Italy                        Sales offices                                         Owned        77,000
Thames, United Kingdom              Offices and warehouse                                Leased        17,000

         During the third quarter of 1994, ICN Galenika commenced a construction and modernization program at its pharmaceutical complex outside Belgrade, Yugoslavia. This program includes the construction of two new pharmaceutical manufacturing plants (one to produce cephalosporins, which are broad spectrum penicillin resistant antibiotics, and the other to produce steroids and hormones), the modernization of the existing facility and the construction of a quality control building and a research institute. It is estimated that this program will have an aggregate cost of $136,000,000. ICN Galenika intends to fund their construction and modernization through funds from local operations and locally funded debt.

         In the opinion of the Company's management, all facilities occupied by the Company are adequate for present requirements, and the Company's current equipment is considered to be in good condition and suitable for the operations involved.

ITEM  3.  LEGAL PROCEEDINGS

LITIGATION

         Litigation: The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

         In February and March 1995, eighteen actions were filed ("the 1995 Actions") which named the Company, its Board of Directors, Milan Panic and several other officers of the Company, in various combinations, as defendants (the "Defendants"). Eleven of the actions purport to be securities class actions, one is an individual securities action and six purport to be derivative suits. All of the purported securities class actions were filed in the United States District Court for the Central District of California and the individual securities action was filed in the United States District Court for the Eastern District of Tennessee. The derivative suits were filed in the Court of Chancery of the State of Delaware, the United States District Court for the Central District of California and the Superior Court of the State of California.

         In general, all of the securities class actions allege that the Company made various deceptive and untrue statements of material fact and omitted to state material facts in connection with information it received from the FDA regarding the Company's NDA for the use of Virazole(R) for the treatment of chronic hepatitis C. Plaintiffs also allege that various officers of the Company traded on inside information. The purported securities class actions and the individual securities action assert claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, common law fraud, misrepresentation and negligent misrepresentation. They seek unspecified compensatory and punitive damages, attorneys' fees and costs, injunctive and equitable relief, and disgorgement. With respect to the purported securities class actions, plaintiffs seek certification of classes of persons who purchased ICN common stock, ICN debentures, and ICN call options or sold ICN put options. The securities class actions seek certification for differing time periods, the longest alleged time period being June 2, 1994 through February 17, 1995.

         With respect to the purported derivative suits, plaintiffs assert claims for breach of fiduciary duty, intentional breach of fiduciary duty, negligent breach of fiduciary duty, breach of the fiduciary duty of candor, waste of corporate assets, constructive fraud, disgorgement, gross mismanagement, abuse of control and unjust enrichment. In these actions plaintiffs seek unspecified compensatory and punitive damages, attorneys' fee and costs and injunctive and equitable relief.

         The Company has had preliminary discussions with the attorneys for plaintiffs who have suggested that an Amended Consolidated Complaint, encompassing the above actions, be filed in the United States District Court for the Central District of California. If this consolidation occurs, as Defendants currently expect, Defendants will have at least 30 days from the filing of the Amended Consolidated Complaint to answer or move. The Defendants intend to vigorously defend these actions.

         Four lawsuits have been filed with respect to the Merger ("the 1994 Actions") in the Court of Chancery in the State of Delaware. Three of these lawsuits, entitled Helmut Kling v. Milan Panic, et al., Jallath v. Milan Panic, et al., and Amy Hoffman v. Milan Panic, et al., were filed by stockholders of SPI and, in the Jallath lawsuit, of Viratek, against ICN, SPI, Viratek (in the Jallath lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including Milan Panic) and purport to be class actions on behalf of all persons who held shares of SPI common stock and, in the Jallath lawsuit, Viratek common stock. The fourth lawsuit, entitled ~Joice Perry v. Nils O. Johannesson, et. al., was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including Milan Panic) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The Company believes that these suits are without merit and intends to defend them vigorously.

         ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending ("the 1987 Actions") in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)). In the Third Amended Consolidated Class Action Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc. ("Paine Webber") in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission (the "Commission").
The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. The plaintiffs allege that such misrepresentations and omissions violate
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The ICN Defendants filed their Answer, containing affirmative defenses, on February 15, 1993. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 through April 15, 1987. In their memorandum of law, dated February 4, 1994, the ICN Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987 and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. The ICN Defendants assert that no class should be certified for purchasers of the common stock of SPI for any period. Oral argument on plaintiffs' motion for class certification was held on June 2, 1994. To date, no decision has been rendered. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber and on July 27, 1994, the settlement was approved by the Court. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the litigation vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company.

         In late January 1995 an action was commenced by Deborah Levy against ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and Milan Panic. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. Defendants filed their answer, demand for production of documents and request for interrogatories in March 1995. In addition, defendants have taken plaintiff's deposition for two days and intend to continue that deposition.
The defendants intend to vigorously defend the suit.

         In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. ("Gencon") against ICN Canada Limited ("ICN Canada"), SPI, and ICN, alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and SPI were dismissed from the action in March 1993 based on SPI's agreement to guarantee any judgment against ICN Canada. Following trial in 1993, the judge granted judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorneys' fees (which totals approximately $650,000). ICN Canada timely filed its Notice of Appeal and Gencon filed a Notice of Cross-Appeal, seeking approximately $145,000 in additional claimed costs. Both the appeal and the cross-appeal have been fully briefed. No date has been set for oral argument. The defendants intend to vigorously defend the suit

         On January 25, 1995, GRC International, Inc. ("GRC") filed a motion in the Superior Court of the State of California, County of Orange, to confirm a pre-existing $2,260,807 arbitration award issued against Biomedicals. The dispute centered on the last payment due from Biomedicals to GRC as a result of Biomedical's acquisition of Flow General Inc. in 1989. Biomedicals filed its papers in opposition to the motion to confirm or to vacate the arbitration award on February 28, 1995. On March 23, 1995, GRC's motion to confirm the arbitration award was granted, and a judgment against Biomedicals was entered in the approximate amount of $2,300,000. The Company has accounted for the resolution of this matter upon the effective date of the Merger.

         In October 1994, an action entitled Engelhardt v. ICN Pharmaceuticals, Inc. (Case No. 94-2-2322) was filed in the United States District Court for the District of Colorado. The action was commenced by Lauri and Kenneth Engelhardt on behalf of themselves and their infant daughter Hannah. It is alleged that Lauri Engelhardt was exposed to Virazole(R) early in her pregnancy, and that as a result of such exposure, Hannah was born with birth defects. Plaintiffs assert causes of action for products liability and negligence and seek unspecified damages. The Company filed a motion on February 28, 1995 to dismiss, asserting that Plaintiffs' claims are barred by the statute of limitations. No decision has been rendered with respect to that motion. The Company believes that the allegations are without merit and intends to vigorously defend this action.

         On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. ICN and Viratek are seeking compensatory and punitive damages in the amount of $25,000,000. Khan has filed counterclaims, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000. On November 4, 1994, ICN and Viratek moved to have a default judgment entered against Khan and to dismiss his counterclaims. Khan submitted his opposition papers on March 15, 1995, and oral argument is currently scheduled for April 21, 1995.

         Arbitration:  On June 30, 1993, ICN filed a claim in arbitration, ICN
v. Labsystems, O.Y., alleging breach of of a certain supplier agreement and requesting repudiation of such agreement. On February 6, 1995, the tribunal awarded Labsystems approximately $5,000,000 including interest and affirming existence of the supplier agreement between the parties requiring ICN to accept $4,500,000 of inventory from Labsystems. The Company has paid and accounted for the resolution of the arbitration as a liability assumed upon the effective date of the Merger.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         New ICN began trading its common stock on the New York Stock Exchange beginning November 14, 1994, the first trading day after the Merger was completed and New ICN common stock was approved for listing on the New York Stock Exchange (Symbol: ICN). Prior to the Merger, SPI common stock was first listed on NASDAQ (National Association of Securities Dealers Automated Quotation System) on October 7, 1983, and was subsequently listed on the American Stock Exchange on July 22, 1988.

         The following table sets forth, from November 14, 1994, the high and low sales prices of the Company's common stock on the New York Stock Exchange. Prior to November 14, 1994 the table sets forth the high and low sales prices for SPI on the American Stock Exchange. In January 1993, SPI issued a fourth quarter 1992 stock dividend of 2%. During 1993, SPI issued quarterly stock dividends which totaled 6%. During 1994, SPI and the Company issued quarterly stock dividends and distributions which totaled 4.8%. In March 1995, the Company declared a first quarter 1995 stock distribution of 1.7%. The market prices set forth below have been retroactively adjusted for these stock splits, dividends and distributions.

         1993                                               HIGH                LOW
         ----                                               ----                ---
         First Quarter                                    19-3/4              9-1/8
         Second Quarter                                       15             11-1/4
         Third Quarter                                    16-1/2             10-3/4
         Fourth Quarter                                   14-1/8             11-7/8

         199
         ---
         First Quarter                                    18-7/8             13-1/2
         Second Quarter                                   17-1/8             13-6/8
         Third Quarter                                    25-7/8             14-7/8
         Fourth Quarter                                   23-7/8             14-7/8

         As of March 20, 1995, there were 11,647 holders of record of the Company's common stock.

         The Board of Directors will continue to review the Company's dividend policy. The amount and timing of any future dividends will depend upon the profitability of the Company, the need to retain earnings for use in the development of the Company's business and other factors.

         The Indentures pursuant to which the 12-7/8% Sinking Fund Debentures due July 15, 1998 (the "12-7/8% Debentures") were issued, restrict the ability of the Company to declare cash dividends on, and to repurchase any shares or rights to stock of the Company. Under the most restrictive provisions of the Indentures, the Company may not pay dividends or make distributions on stock (other than dividends or distributions payable solely in shares of its stock), or purchase, redeem or otherwise acquire or retire any of its stock or permit any of its publicly owned subsidiaries to purchase, redeem or otherwise acquire any of the companies stock (a) if an event of default (as defined in the Indenture) exists under the indenture, or (b) if, after giving effect thereto, the aggregate of all such dividends, distributions, purchases or payments declared or made after July 24, 1986, would exceed the sum of (i) 20% of the Company's consolidated net income (as defined in the indenture) subsequent to May 31, 1986, (ii) the net proceeds to the Company of the issuance or sale after July 24, 1986, of any shares of its common stock and capital stock of its subsidiaries or any convertible securities which have been converted into its common stock and (iii) $10,000,000.

ITEM 6.   SELECTED FINANCIAL DATA

         On November 1, 1994, the shareholders of ICN, SPI, Viratek and Biomedicals approved the Merger of the Predecessor Companies ("the Merger").
On November 10, 1994 (effective November 1, 1994), SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp. a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company") . The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historic financial data of SPI in its financial results and included the results of ICN, Viratek and Biomedicals from the effective date of the Merger, November 1, 1994.

         The following table sets forth certain consolidated financial data for the years ended December 31, 1994, 1993, 1992, and 1991, and for the year ended November 30, 1990. The Company's separate results of operations for the month of December 1990 are not reflected in the Statement of Income, but have been charged directly to retained earnings. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements included elsewhere in this Form 10-K (amounts in thousands, except per share information).

                                                          DECEMBER 31                   NOVEMBER 30,
                                                          -----------                   ------------
                                         1994        1993         1992        1991(1)             1990
                                         ----        ----         ----        -------             ----
Statement of
Operations Data:
----------------
Net sales(2)                        $ 366,851    $403,957     $476,118       $364,358         $140,716

Cost of sales                         182,946     211,923      208,745        173,554           56,101
                                      -------     -------      -------        -------         --------
Gross profit                          183,905     192,034      267,373        190,804           84,615
Selling, general and
  administrative
  expenses                            111,388     131,069      170,313         99,942           55,437
Royalties to
  affiliates, net                       7,468       6,121        5,511          4,377            3,781
Purchased Research
  and Development(3)                  221,000          --           --             --               --
Other, net(4)                          14,001      27,777       38,343         33,642            2,535
                                       ------      ------       ------         ------         --------
Income (loss) before
  provision for income
  taxes and minority
  interest                           (169,952)     27,067       53,206         52,843           22,862
Provision for
  income taxes                         10,360       5,368        9,095         10,852            7,942
Minority interest                       3,269         189        9,608         11,865               --
                                        -----         ---        -----         ------       ----------
Net income (loss)                   $(183,581)   $ 21,510     $ 34,503       $ 30,126         $ 14,920
                                    =========    ========     ========       ========         ========
Per Share Information: (5)
  Net income (loss)                    $(8.24)      $1.03        $1.67          $1.50             $.82
                                       ======       =====        =====          =====             ====
  Cash dividends paid                   $ .26       $ .24        $ .74          $ .85             $.07
                                        =====       =====       =====           =====             ====
  Historical dividends
    declared(6)                         $1.19       $1.12        $1.06          $1.00             $.09
                                        =====       =====        =====          =====             ====
Weighted Average Common
  Shares Outstanding (5)               22,266      20,926       20,606         20,118           18,094
                                       ======      ======       ======         ======           ======
Balance Sheet Data:

Working capital                     $ 137,802    $127,259     $120,942       $123,367         $ 40,630
Total assets                          441,473     302,017      333,218        336,905          152,326
Long-term debt                        195,181      16,980       21,016         16,519           11,257
Stockholders' equity                   88,908     155,879      135,427         88,134           95,935

               See accompanying notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA:

(1) Financial data for 1991 includes the results of ICN Galenika from the effective date of acquisition, May 1, 1991. For financial statement purposes, the Company's separate results of operations for the month of December 1990 are not reflected in the Statement of Income but have been charged directly to retained earnings.

(2) ICN Galenika's sales have been adversely affected since the imposition in May, 1992 of United Nations sanctions on Yugoslavia.

(3) The Merger resulted in $221,000,000 or $9.93 per share being ascribed to purchased research and development and was written-off immediately. This write-off is a one-time, non-cash charge and is not related to the Company's ongoing research and development activities for Virazole(R). The 1994 net loss of $183,581,000 or $8.24 per share, includes a one-time, non-cash write-off of $221,000,000 or $9.93 per share related to purchased research and development due to the Merger. Income, excluding this one-time, non- cash write-off, was $37,419,000 or $1.68 per share in 1994 compared to net income of $21,510,000 or $1.03 per share in 1993, an increase of $15,909,000 or 74%.

(4) Other, net for 1994, 1993 and 1992 includes research and development costs; translation and exchange losses, net; interest (income) expense, net; other (income) expense, net; and amortization of goodwill.

(5) In March and July 1991, SPI issued 10% and 15% stock distributions, respectively, which resulted in a 26% stock split. In January 1993, SPI issued a fourth quarter 1992 stock dividend of 2%. During 1993, SPI issued additional stock dividends which totaled 6%. During 1994, SPI and the Company issued additional stock dividends and distributions which totaled 4.8%. In March 1995, the Company declared a first quarter 1995 stock distribution of 1.7%. All share and per share amounts have been restated to reflect these stock splits, dividends and distributions, except for historical dividends issued which are unadjusted for stock splits, dividends and distributions.

(6) Dividends for 1994 include cash dividends of $.26 on a historical basis and stock dividends and distributions of $.93. Dividends for 1993 include cash dividends of $.25 on a historical basis and stock dividends equivalent to $.87. The dividends in 1992 include cash dividends of $.86 on a historical basis and stock dividend equivalent to $.20 per share. The stock dividends are based upon the market value of SPI's and the Company's common stock at the declaration date. For 1991 and prior years, the dividends were paid in cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Since 1981 the ICN group of companies included a pharmaceuticals products company, SPI Pharmaceuticals, Inc. ("SPI"), a research products company, ICN Biomedicals, Inc. ("Biomedicals"), a research and development company, Viratek, Inc. ("Viratek"), and the parent company, ICN Pharmaceuticals, Inc. ("ICN") (collectively, the "Predecessor Companies"). Until November 1, 1994, the effective date of the Merger, ICN maintained a controlling interest in the subsidiary companies.

         On November 10, 1994, SPI, ICN and Viratek merged into New ICN, and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of New ICN. The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and the results of ICN, Viratek and Biomedicals have been included with the results of the Company since the effective date of the Merger.

         As part of the Merger, the Company issued approximately 6,476,770 common shares valued on November 10, 1994 at $20.75 per share, which was the publicly trade price for SPI's common shares at that date. Accordingly, the purchase price, including direct acquisition costs of $3,654,000 has been allocated to the estimated fair value of the net assets, including amounts ascribed to purchased research and development costs of $221,000,000 or $9.93 per share, which was written-off to operations immediately following the consummation of the Merger. The $2,313,000 excess of the fair value of the net assets acquired and amounts allocated to acquired research and development over the purchase price has been proportionately allocated to reduce non-current assets acquired.

         The purchase price allocation related to the Merger is preliminary, pending resolution of a pre-acquisition contingency associated with certain consolidated class actions entitled In re Paine Weber Securities Litigation; In re ICN/Viratek Securities Litigation against ICN and Viratek. (See Note 7 of Notes to Consolidated Financial Statements)

         The Merger resulted in the acquisition of a biomedicals business with annual sales of approximately $58,000,000, direct access to Viratek's research and development resources including its scientific expertise, substantial tax net operating loss carryforwards and the elimination of royalty payments to Viratek on the sales of Virazole(R).

         The 1994 net loss of $183,581,000 or $8.24 per share, includes a one-time, non-cash write-off of $221,000,000 or $9.93 per share related to purchased research and development due to the Merger. Income, excluding this one-time, non-cash write-off, was $37,419,000 or $1.68 per share in 1994 compared to net income of $21,510,000 or $1.03 per share in 1993, an increase of $15,909,000 or 74%. This improvement is primarily due to improved sales of Virazole(R) in North America and an improved business environment in Yugoslavia. The Company's Yugoslavian subsidiary, ICN Galenika benefited from an overall reduction in operating expenses along with a $15,660,000 decrease in interest expense resulting from reduced levels of inflation in Yugoslavia.

RESULTS OF OPERATION

         For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two industry segments is set forth below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by industry segment, see Note 10 of Notes to Consolidated Financial Statements.

                                                1994             1993             1992
                                                ----             ----             ----
Net Sales (in thousands)
------------------------

         Pharmaceutical . . . . . . . . .    $357,821          $403,957         $476,118
         Biomedical . . . . . . . . . . .       9,030                --               --
                                             --------          --------         --------
         Total Company  . . . . . . . . .    $366,851          $403,957         $476,118
                                             ========          ========         ========

         NET SALES. Pharmaceutical segment net sales for 1994 were $357,821,000 compared to $403,957,000 in 1993. This decrease in net sales of $46,136,000, or 11%, is primarily a result of lower sales at ICN Galenika.
Net sales at ICN Galenika were $172,124,000 for the year ended December 31, 1994 compared to $239,832,000 for the same period last year. The decline in ICN Galenika dollar sales of $67,708,000, or 28%, is primarily due to differences in exchange rates during 1994 compared to 1993 and the reluctance of the Yugoslavian government to allow sales price increases during 1994. Despite a dollar decline in sales, the number of units sold in ICN Galenika increased 20% over the prior year. In January 1994, the Yugoslavian government initiated an economic stabilization program to control inflation. This program created a more stable business environment that allowed ICN Galenika to increase unit sales, increase production and improve product mix.

         The decrease in sales at ICN Galenika is partially offset by sales increases of $21,572,000, or 13%, in the Company's operating units excluding ICN Galenika. The sales in these operations increased to $185,697,000 in 1994 compared to $164,125,000 in 1993. This increase is primarily due to increased Virazole(R) sales of $16,782,000, or 57% compared to 1993. Sales and operating results for 1994 were not adversely affected by the devaluation of the Mexican Peso during December 1994. As a result of the Merger, the Company acquired a biomedicals research products business that contributed $9,030,000 of sales to the 1994 operating results since November 1, 1994, and an otherwise insignificant effect on operations.

         Net sales for 1993 declined to $403,957,000 from $476,118,000 for 1992 due to lower sales at the Company's Yugoslavian subsidiary, ICN Galenika.
Sales at ICN Galenika were $239,832,000 for 1993 compared to sales of $325,903,000 for 1992. The United Nations sanctions on Yugoslavia and price controls imposed by the Yugoslavian government impacted the sales at ICN Galenika, both in terms of a decrease in unit sales and a change in product mix. Additionally, sales were adversely impacted by inflation and by larger and more frequent devaluations in 1993 as compared to 1992.

         Sales in the Company's operating units, excluding ICN Galenika, increased $13,910,000 or 9% in 1993 to $164,125,000 compared to the prior year sales of $150,215,000. The Company's United States operations reported increased sales of $8,906,000, or 17%, for 1993 compared to 1992, primarily due to increased sales of dermatological products. The Company's Mexican subsidiaries recorded an increase in sales of $9,129,000 or 19%, for 1993 compared to 1992, primarily due to increased unit sales and price increases for its injectable vitamin, Bedoyecta, along with increased sales of Virazole(R). The Company's Spanish subsidiary recorded a decrease in sales of $3,153,000, or 12%, primarily due to a 23% devaluation of the Spanish peseta against the U.S. dollar, which was partially offset by increased unit sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         GROSS PROFIT. Gross profit as a percentage of sales was 50% for 1994 compared to 48% for 1993. The increase in gross profit is primarily due to increased sales of Virazole(R) in the United States. Gross profit margin at ICN Galenika decreased to 29% in 1994 from 35% in 1993 primarily due to the higher cost of inventory and government imposed price controls. During the later part of 1992 and into 1993 the unit cost of inventory had risen due to higher prices resulting from the economic conditions in Yugoslavia existing during this time. This higher priced inventory is reflected in cost of sales for 1994 and has been replaced with inventory having a lower unit cost resulting from an improved economic environment in Yugoslavia and higher production levels. The gross profit margin in the Company's operating units other than ICN Galenika increased to 69% compared to 66% in 1993 due primarily to increased Virazole(R) sales in the United States.

         Gross profit as a percentage of sales was 48% for 1993 compared to 56% in 1992. The decrease in the gross profit margin reflects the impact of price controls in Yugoslavia and higher labor costs per unit at ICN Galenika. The decrease in gross margins at ICN Galenika was partially offset by improvements in the aggregate gross profit margins of the Company's subsidiaries outside of Yugoslavia. The combined gross margins of these subsidiaries was 66% for 1993 compared to 62% for 1992.

         At ICN Galenika, gross profit as a percentage of sales was 35% in 1993 compared to 53% for 1992. The overall rate of inflation in Yugoslavia exceeded the rate at which ICN Galenika could increase selling prices. This was compounded by more frequent currency devaluations, which together resulted in lower revenues and gross profits when stated in U.S. dollars. Additionally, the cost of manufactured inventory increased as a result of declining unit production while maintaining the same work force that existed before sanctions began. United Nations sanctions contributed to shortages of raw materials and a deteriorating business environment, resulting in unit production in 1993 that was significantly less than what was produced in 1992.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales were 30% in 1994 compared to 32% in 1993. This decrease was primarily due to expense reductions at ICN Galenika resulting from a lower provision for bad debts, lower wages and the impact of differences in the exchange rates in 1994 compared to 1993.

         Selling, general and administrative expenses as a percentage of sales were 32% for 1993 compared to 36% for 1992. The 1992 results include provisions at ICN Galenika for training employees, redundancy and early retirement costs of $21,065,000. Excluding these provisions, selling, general and administrative costs for the year ended December 31, 1992, were 31% of net sales. The increase in 1993 expenses as a percentage of sales is primarily a result of lower sales at ICN Galenika combined with overall increases in operating expenses due to inflationary pressures in Yugoslavia offset by lower provisions for doubtful accounts.

         In countries experiencing high inflation, such as Yugoslavia, a devaluation will result in a reduction of accounts receivable and a proportionate reduction in the accounts receivable allowance. The reduction of accounts receivable is recorded as a foreign currency translation loss and the reduction of the allowance is recorded as a translation gain. Shortly after a devaluation the level of accounts receivable will rise as a result of subsequent price increases. In conjunction with the rise in receivables, additions to the allowance for receivables will be made for existing doubtful accounts. This process will repeat itself for each devaluation that occurs during the year. The effect of this process results in a high level of bad debt expense that does not necessarily reflect credit risk or difficulties in collecting receivables. In 1993, ICN Galenika recorded provisions for doubtful accounts of $10,968,000 compared to $48,279,000 for 1992. The timing of devaluations has a material impact on the size of the provision for doubtful accounts. The decrease in the 1993 provision is primarily a result of more frequent devaluations and smaller price increases in 1993 compared to 1992, and lower levels of accounts receivable compared to the prior year. The reduction of the accounts receivable allowance from devaluation resulted in a translation gain of $9,118,000 and $40,191,000 resulting in a net expense from bad debts and bad debt translation gain of $1,850,000 and $8,088,000 for 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         ROYALTIES TO AFFILIATES, NET. Royalties to Viratek were $7,171,000, $5,903,000 and $5,448,000 for 1994, 1993 and 1992, respectively. These royalties were based on an agreement whereby SPI paid a royalty of 20% on all
Virazole(R) sales for all indications.   As a result of the Merger, the Company
is no longer required to pay future royalties on Virazole(R).   The royalties
to Viratek in 1994 are based on Virazole(R) sales up to the date of the Merger. In 1994, sales of Virazole(R), for purposes of determining royalties to Viratek in 1994, were $35,855,000. Sales of Virazole(R) were $46,297,000, $29,515,000 and $27,240,000 for 1994, 1993 and 1992, respectively.

         OTHER, NET. A summary of certain other items, including other (income) expense is as follows (in thousands):

                                                                    1994               1993             1992
                                                                    ----               ----             ----
Research and development costs  . . . . . . . . . . .            $ 7,690           $ 11,516        $   7,836
Translation and exchange losses (gains), net  . . . .                191            (3,282)           25,039
Interest income . . . . . . . . . . . . . . . . . . .            (4,728)            (8,033)          (9,679)
Interest expense  . . . . . . . . . . . . . . . . . .              9,317             23,750           13,065
Other     . . . . . . . . . . . . . . . . . . . . . .              1,531              3,826            2,082
                                                                   -----              -----            -----
Other, net  . . . . . . . . . . . . . . . . . . . . .            $14,001           $ 27,777        $  38,343
                                                                 =======           = ======        =  ======

         Research and Development Costs. In 1994, research and development costs decreased $3,826,000 due to lower costs at ICN Galenika of $5,210,000 resulting from wage reductions for research and development personnel and differences in exchange rates. The decrease in research and development expense was partially offset by research and development costs of $1,874,000 resulting from the Merger. In 1993, Viratek reported research and development costs of approximately $5,193,000. The Company intends to continue the research and development efforts that were performed at Viratek. Research and development costs rose in 1993 and 1992 due primarily to higher research and development costs at ICN Galenika.

         Translation and Exchange Losses (Gains), Net. Foreign exchange losses, net, in 1994 were $191,000 compared to foreign exchange gains, net, of $(3,282,000) in 1993. Foreign exchange losses, net, at ICN Galenika were $1,417,000 in 1994 related to exchange rate fluctuations occurring before the Yugoslavian stabilization program. The losses at ICN Galenika were offset by foreign exchange gains related to certain of the Company's foreign denominated long-term debt. In 1993, the foreign exchange losses, net, decreased compared to 1992, due to foreign exchange gains of $3,143,000 at the Company's Spanish subsidiary and reduced losses at ICN Galenika of $27,790,000 as a result of planned reductions in its net monetary exposure.

         Interest Expense. The decrease in interest expense in 1994 compared to 1993 of $14,433,000 is primarily due to a decrease in interest expense of $15,660,000 at ICN Galenika. The economic stabilization program enacted by the Yugoslavian Government early in the year has resulted in lower interest rates in 1994 compared to 1993. The decrease in interest expense at ICN Galenika is partially offset by increased interest expense in the United States resulting from the assumption of debt in connection with the Merger.

         The increase in interest expense in 1993 compared to 1992 of $10,685,000 is a result of ICN Galenika's strategy to manage its monetary position by maintaining higher levels of short-term debt compared to the prior year. Approximately $2,000,000 of this dinar denominated short-term debt was outstanding at December 31, 1993. In 1993, ICN Galenika was charged interest at highly inflationary rates. The high level of interest expense in 1993 does not necessarily reflect a high level of debt burden on the Company or a high level of cash paid for interest. From the time that ICN Galenika accrued its liability for its highly inflationary interest expense to the time that it actually paid the interest, significant devaluation in the translation rate occurred. The devaluation resulted in a payment of interest stated in U.S. dollars that was significantly below what was originally accrued. In 1993, ICN Galenika had $16,774,000 of interest expense and interest payments of $7,149,000 resulting in estimated translation gains on accrued interest devaluations of $9,625,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         Other.   In 1993, the Company recorded $988,000 for estimated damages relating to a breach of contract suit and $1,000,000 for costs associated with the layoff of employees in the Company's Spanish subsidiary. These costs did not recur in 1994.

         Income taxes. The Company's effective income tax rate was 6%, 20% and 17% for 1994, 1993 and 1992 respectively. The Company's effective tax rate of 6% in 1994 was significantly different than the expected U.S. statutory rate of (35%) due to the write-off of purchased research and development related to the Merger for which there is no related tax benefit. The Company's effective rate of 20% in 1993 was significantly less than the U.S. statutory rate primarily due to the utilization of foreign and alternative minimum tax credits and other deferred tax benefits for which a valuation allowance existed at January 1, 1993. The Company's effective tax rate for 1992 was significantly less than the U.S. statutory rate due to an increase in the Company's accumulated foreign earnings which were taxed at relatively low effective foreign rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

         Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs, capital expenditures and dividend payments. In 1994, cash provided by operating activities totaled $42,557,000 which includes increased earnings of the Company before a one-time, non-cash charge to income of $221,000,000 or $9.93 per share, related to purchased research and development due to the Merger. Other net cash flows used in operating activities were primarily attributed to increases in receivables and prepaid expenses and other current assets. The accounts receivable level at ICN Galenika increased $34,670,000 due to the positive effects of the stabilization program and the absence of large and frequent devaluations. Prepaid expenses increased primarily due ICN Galenika prepaying its foreign suppliers of inventory, a trend expected to continue, in order to help mitigate the effects of devaluations. Other net cash flows used in operating activities were partially offset by increases in trade payables and decreases in inventory. The decrease in inventory primarily relates to the higher priced inventory in ICN Galenika which has been charged to cost of sales during 1994 and replaced with inventory having a lower unit cost resulting from an improved economic environment in Yugoslavia and lower unit costs resulting from higher production levels.

         Capital expenditures of $20,205,000 in 1994 primarily relate to the facility expansion and modernization project at ICN Galenika. This project will include two new factories, one of which will manufacture cephalosporins and the other will manufacture steroids and hormones. Additionally, ICN Galenika's existing drug plant will be modernized and upgraded. The total cost of this facility expansion and modernization is expected to be approximately $136,000,000 through 1998. ICN Galenika intends to fund this program through funds generated from local operations and locally funded debt.

         In November 1994, the Company completed an underwritten public offering in the principal amount of $115,000,000 of 8.5% Subordinated Convertible Notes (the "Convertible Notes"), due in November 1999. These notes are convertible at the option of the holder either in whole or in part, at any time prior to maturity, into the Company's common stock at a current conversion price of $22.98 per share, subject to adjustment in certain events. The Convertible Notes are also redeemable, in whole or in part, at the option of the Company at any time on or after November 15, 1997 at specified redemption prices, plus accrued interest. The fair value of the Convertible Notes was approximately $110,975,000 at December 31, 1994.

         The net proceeds from the Convertible Notes were primarily used by the Company to retire certain high yield debt which included the retirement of $37,000,000 of the Company's 12-7/8% Sinking Fund Debentures plus accrued interest, $20,238,000 of 12-1/2% Debentures plus accrued interest, $3,382,000 of Mexican debt and $15,198,000 of Spanish debt. The Company intends to use the remaining proceeds of approximately $32,000,000 for general working capital purposes. The effect on net income from the above debt extinguishments was not material for 1994 but will benefit future years through a reduction of interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         In an effort to reduce future interest expense, the Company has elected to call $10,000,000 of the 12-7/8% Sinking Fund Debentures, at par, with payment to be made on April 28, 1995.

         Product liability:  In December 1985, Management discontinued product
liability insurance in the United States.   While to date no material adverse
claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance. See Note 7 of Notes to Consolidated Financial Statements.

         Investment in Russia: During 1993 and 1994, the Company acquired a 41% interest in Oktyabr, a Russian pharmaceutical company. The Company intends to increase its ownership interest in Oktyabr to approximately 62% through a government-sponsored investment program. Participation in this program does not require significant expenditure of future funds. Once the Company achieves its ownership goals it will begin a program to construct a new pharmaceutical manufacturing facility in Russia built pursuant to "good manufacturing
practices."   Although Russia may, in time, evolve into a large, free market oriented economy, because of the present unpredictable political, social and economic factors in Russia, the Company intends to penetrate this market in a gradual manner. There can be no assurance as to when or if the new facility will be constructed or as to its future success.

         Demands on Working Capital: Management believes that funds generated from operations will be sufficient to meet its normal operating requirementsduring the coming year. If these funds prove to be insufficient, or if new opportunities require the Company to raise capital, the Company may seek additional financing or issue additional common stock.

ICN GALENIKA

         SANCTIONS:

         A substantial majority of ICN Galenika's business is conducted in the Federal Republic of Yugoslavia (Serbia and Montenegro). On May 30, 1992, the United Nations Security Council ("UNSC") adopted a resolution that imposed economic sanctions on the Federal Republic of Yugoslavia and on April 17, 1993, the UNSC adopted a resolution that imposed additional economic sanctions on the Federal Republic of Yugoslavia. The sanctions specifically exempt certain medical supplies for humanitarian purposes, a portion of which are distributed by ICN Galenika. ICN Galenika continues to apply for, and has received, licenses under the sanctions, however, the efforts to enforce sanctions create administrative burdens that slow the shipments of licensed raw materials to Yugoslavia. Shipments of imported raw materials in 1994 and 1993 were 60% and 38% of pre-sanction levels, respectively. Additionally, the sanctions have contributed to an overall deteriorating business environment in which ICN Galenika must operate.

         The sanctions provide for the freezing of bank accounts of Yugoslavian commercial and industrial entities. The implementation of sanctions may create a restriction on ICN Galenika's corporate bond security holdings of approximately $29,155,000 that are maintained in a bank outside of Yugoslavia. Of this amount $8,103,000 serves as collateral for a note payable to the financial institution. Management believes, however, that these funds will be available for drawdowns on lines of credit for shipments specifically licensed under the sanctions. As a result of continuing political and economic instability within Yugoslavia, including the long-term impact of the sanctions, wage and price controls, and devaluations, there may be further limits on the availability of hard and local currency and, consequently, an adverse impact on the future operating results of the Company.

         In September, 1994, the United Nations Security Council voted to ease sanctions against Yugoslavia by allowing air traffic to Belgrade and by lifting the ban on cultural and sports exchanges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         HYPERINFLATION AND PRICE CONTROLS:

         Under existing Yugoslavian price controls imposed in July of 1992, ICN Galenika can no longer continue the unrestricted practice of increasing selling prices in anticipation of inflation. Rather, price increases must be approved by the government prior to implementation. During 1994, ICN Galenika received fewer price increases than in the past, a trend that may continue, applying increased pressure on gross profit margins. The imposition of price controls along with the effect of sanctions and recurring currency devaluations resulted in reduced sales levels in the last half of 1992 and for 1993. U.S. dollar sales in 1994 were below 1993 levels due to exchange rate differences despite an increase in units sold of 20%. This trend of reduced U.S. dollar sales levels could continue as long as sanctions are in place.

         ICN Galenika operates in a highly inflationary environment that has, prior to January 1994, experienced high levels of inflation along with large and frequent devaluations. On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavian government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Deutsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and inflation and interest rates have declined from over 1 billion percent a year to a current annual rate of approximately 5% since early 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been temporary. In the near term, the positive effects of the stabilization program could reverse and a return to prior levels of high inflation could occur. The success of this stabilization program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

         At ICN Galenika the net monetary asset position, consisting primarily of accounts receivable net of trade payables, increased due to a more favorable business environment in Yugoslavia. The stabilization program resulted in lower interest rates, increased availability of hard currency, and a lower risk of devaluation. The reduced risk of holding losses from carrying accounts receivables has resulted in a greater willingness of companies operating in Yugoslavia to extend trade credit. This net monetary asset position is subject to foreign exchange loss if a devaluation of the dinar were to occur, which management is unable to predict with any certainty. The net monetary asset position at ICN Galenika as of December 31, 1994 and February 28, 1995 was approximately $25,442,000 and $34,372,000, respectively, which is subject to fluctuations in the exchange rate of the dinar against the dollar.

         For additional information and expanded discussion regarding the impact of ICN Galenika, see Note 12 of Notes to Consolidated Financial Statements.

INFLATION AND CHANGING PRICES

         Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The Company's subsidiary in Mexico recorded 1994 sales of $56,737,000, cost of sales of $27,997,000 and income before provision for income taxes of $5,115,000. In December 1994, the Mexican peso experienced a 30% devaluation that will result in lower U.S. dollar sales and gross margins in the future. This devaluation resulted in an increase in the foreign currency translation charge included as a component of stockholders' equity of $9,451,000. Also, approximately 30% of the Mexican cost of inventory include materials obtained from outside of Mexico. The devaluation of the peso will make the cost of these foreign materials higher creating added pressure on the gross margins for these products. In addition, inflation continues to increase along with a weakening of the Mexican peso against the U.S. dollar. The Company will endeavor to mitigate these effects by seeking price increases, adjusting its product mix and seeking local sources for materials that had previously been foreign sourced. However, the implementation of these actions may be affected by recently enacted economic restraint plans by the Mexican government, which include stricter price controls.

         The Company is subject to foreign currency risk on its foreign denominated debt of approximately $31,136,000 at December 31, 1994, which is exposed to currency fluctuations.

          The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. While the Company attempts to raise selling prices in anticipation of inflation, adverse effects have been experienced in Yugoslavia and are anticipated in Mexico as a result of price controls.

         QUARTERLY FINANCIAL DATA (UNAUDITED)

         Following is a summary of quarterly financial data for the years ended December 31, 1994 and 1993 (in thousands, except per share amounts):

                                        FIRST           SECOND            THIRD           FOURTH
1994                                   QUARTER          QUARTER          QUARTER       QUARTER (2)(3)
----                                   -------          -------          -------       --------------
Net sales                             $  72,167        $  78,927          $92,796         $  122,961
Gross profit                             39,552           33,759           45,147             65,447
Net income                                8,364            5,245           10,057           (207,247)

Net income (loss) per share(1)        $     .39        $     .24          $   .46         $    (8.25)

1993
----


Net sales                             $ 119,636        $  66,422          $70,214         $  147,685
Gross profit                             58,946           31,159           41,322             60,607
Net income                                5,736            1,091            6,918              7,765

Net income per share(1)               $     .27        $     .05          $   .33         $      .38

(1) Net income per share has been restated to reflect quarterly stock dividends totaling 6% during 1993, and quarterly stock dividends and distributions totaling 4.8% during 1994 and a 1.7% first quarter 1995 stock distribution declared in March 1995.

(2) Includes a write-off in 1994 of purchased research and development for which no alternative use exists of $221,000,000 or $9.93 per share as a result of the Merger.

(3) Includes the results of ICN, Viratek and Biomedicals since the effective date of the Merger, November 1, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                               DECEMBER  31, 1994


Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29

Financial Statements:

    Consolidated balance sheets at December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . .       30

    For the years ended December 31, 1994, 1993 and 1992:

    Consolidated statements of income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31
    Consolidated statements of stockholders' equity   . . . . . . . . . . . . . . . . . . . . . .         32
    Consolidated statements of cash flows   . . . . . . . . . . . . . . . . . . . . . . . . . . .         33
    Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . . . .         34

Schedule supporting the consolidated financial statements for the years ended
    December 31, 1994, 1993 and 1992:

    II.-- Valuation and qualifying accounts   . . . . . . . . . . . . . . . . . . . . . . . . . .         60

The other schedule has not been submitted because it is not applicable.

                         REPORT OF INDEPENDENT AUDITORS


To ICN Pharmaceuticals, Inc.:

         We have audited the consolidated financial statements and the consolidated financial statement schedule of ICN Pharmaceuticals, Inc. (a Delaware corporation, formerly SPI Pharmaceuticals, Inc.) and subsidiaries listed in the index on page 29 of this Form 10-K. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The Company had certain transactions, through, November 1, 1994, with previously Affiliated Corporations as more fully described in Note 4. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICN Pharmaceuticals, Inc. and subsidiaries as of December 31, 1994 and 1993, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

         The Company is a defendant in various class action lawsuits (the 1995, 1994 and 1987 Actions), as defined and discussed in Note 7. The ultimate outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.


COOPERS & LYBRAND L.L.P.
Los Angeles, California
February 27, 1995

                           ICN PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS
------
                                                                           1994                   1993
                                                                           ----                   ----
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . .           $     42,376           $    14,777
Restricted cash . . . . . . . . . . . . . . . . . . . . .                  1,425                    --
Marketable securities (used to collateralize $10,000
  note payable) . . . . . . . . . . . . . . . . . . . . .                     --                32,587
Receivables, net  . . . . . . . . . . . . . . . . . . . .                 81,951                43,277
Inventories, net  . . . . . . . . . . . . . . . . . . . .                 89,448               107,196
Prepaid expenses and other current assets . . . . . . . .                 25,146                10,925
                                                                    ------------           -----------
  Total current assets  . . . . . . . . . . . . . . . . .                240,346               208,762
Marketable securities (used to collateralize $8,103
  note payable) . . . . . . . . . . . . . . . . . . . . .                 33,179                    --
Property, plant and equipment (at cost), net  . . . . . .                128,623                78,718
Other assets  . . . . . . . . . . . . . . . . . . . . . .                 21,282                10,527
Goodwill and intangibles, net . . . . . . . . . . . . . .                 18,043                 4,010
                                                                    ------------           -----------
                                                                    $    441,473           $   302,017
                                                                    ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Notes payable . . . . . . . . . . . . . . . . . . . . . .           $     13,757           $    14,360
Current portion of long-term debt . . . . . . . . . . . .                  6,067                 3,866
Trade payables  . . . . . . . . . . . . . . . . . . . . .                 25,079                13,951
Accrued liabilities . . . . . . . . . . . . . . . . . . .                 43,111                17,700
Current portion of payable to ICN . . . . . . . . . . . .                     --                18,313
Income taxes payable  . . . . . . . . . . . . . . . . . .                 14,530                13,313
                                                                    ------------           -----------
  Total current liabilities . . . . . . . . . . . . . . .                102,544                81,503
Long-term debt, less current portion  . . . . . . . . . .                195,181                16,980
Other liabilities . . . . . . . . . . . . . . . . . . . .                  9,960                 6,226
Minority interest . . . . . . . . . . . . . . . . . . . .                 44,880                41,429
Commitments and Contingencies
Stockholders' Equity:
Common stock, $.01 par value; 100,000 shares authorized;
  28,028 and 20,101 shares issued and outstanding at
  December 31, 1994 and 1993, respectively  . . . . . . .                    282                   202
Additional capital  . . . . . . . . . . . . . . . . . . .                251,713                91,449
Retained earnings (deficit) . . . . . . . . . . . . . . .               (142,946)               70,973
Foreign currency translation adjustment . . . . . . . . .                (16,709)               (6,745)
Unrealized loss on marketable securities  . . . . . . . .                 (3,432)                   --
                                                                    ------------           -----------
  Total stockholders' equity  . . . . . . . . . . . . . .                 88,908               155,879
                                                                    ------------           -----------
                                                                    $    441,473           $   302,017
                                                                    ============           ===========

 The accompanying notes are an integral part of these consolidated statements.

                          ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              1994               1993              1992
                                                              ----               ----              ----
Net sales . . . . . . . . . . . . . . . . .            $   366,851        $   403,957       $   476,118
Cost of sales . . . . . . . . . . . . . . .                182,946            211,923           208,745
                                                       -----------        -----------       -----------
  Gross profit  . . . . . . . . . . . . . .                183,905            192,034           267,373

Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . .                111,388            131,069           170,313
Royalties to affiliates, net  . . . . . . .                  7,468              6,121             5,511
Research and development costs  . . . . . .                  7,690             11,516             7,836
Translation and exchange losses (gains),
  net . . . . . . . . . . . . . . . . . . .                    191             (3,282)           25,039
Interest income . . . . . . . . . . . . . .                 (4,728)            (8,033)           (9,679)
Interest expense  . . . . . . . . . . . . .                  9,317             23,750            13,065
Other expense, net  . . . . . . . . . . . .                  1,531              3,826             2,082
Write-off of purchased research and
development . . . . . . . . . . . . . . . .                221,000                 --                --
                                                       -----------        -----------       -----------
  Income (loss) before provision for income
    taxes and minority interest   . . . . .               (169,952)            27,067            53,206
Provision for income taxes  . . . . . . . .                 10,360              5,368             9,095
Minority interest . . . . . . . . . . . . .                  3,269                189             9,608
                                                       -----------        -----------       -----------
    Net income (loss)   . . . . . . . . . .            $  (183,581)       $    21,510       $    34,503
                                                       ===========        ===========       ===========
    Net income (loss) per share   . . . . .            $     (8.24)       $      1.03       $      1.67
                                                       ===========        ===========       ===========
    Weighted average common shares  . . . .                 22,266             20,926            20,606
                                                       ===========        ===========       ===========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                FOREIGN      UNREALIZED
                                                 COMMON STOCK                      RETAINED     CURRENCY      LOSS ON
                                             -------------------    ADDITIONAL     EARNINGS   TRANSLATION    MARKETABLE
                                             SHARES       AMOUNT      CAPITAL     (DEFICIT)   ADJUSTMENTS    SECURITIES    TOTAL
                                             ------       ------    ----------    ---------   -----------    ----------    -----
   BALANCE AT DECEMBER 31, 1991               16,331       $163      $27,217        $58,767       $1,987       $   --     $88,134
   Exercise of stock  options                    327          3        2,175             --           --           --       2,178
   Translation adjustments                        --         --           --             --       (3,929)          --      (3,929)
   Sale of temporary treasury stock
     holdings in connection with
     the acquisition of ICN Galenika             900          9       28,619             --           --           --      28,628
   Tax benefit of stock options
     exercised                                    --         --          956             --           --           --         956
   Cash dividends ($.75 per share)                --         --           --        (15,043)          --           --    ( 15,043)
   Effect of stock dividend issued in
     January 1993                                332          4        3,436         (3,440)          --           --          --
   Net income                                     --         --           --         34,503           --           --      34,503
                                              ------       ----     --------      ---------      -------       -------   --------
   BALANCE AT DECEMBER 31, 1992               17,890        179       62,403         74,787       (1,942)          --     135,427
   Exercise of stock options                     461          5        2,410             --           --           --       2,415
   Translation adjustments                        --         --           --             --       (4,803)          --      (4,803)
   Tax benefit of stock options
     exercised                                    --         --          727             --           --           --         727
   Cash dividends ($.24 per share)                --         --           --         (4,690)          --           --      (4,690)
   Effect of 1993 quarterly stock
     dividends                                 1,121         11       16,106        (16,117)          --           --          --
   Effect of stock dividend issued in
     January 1994                                276          3        4,514         (4,517)          --           --          --
   Common stock issued for payment of
     ICN debt                                    200          2        3,073             --           --           --       3,075
   Common stock issued for acquisition           153          2        2,216             --           --           --       2,218
   Net income                                                --           --         21,510           --           --      21,510
                                              ------       ----     --------      ---------      -------       -------   --------
   BALANCE AT DECEMBER 31, 1993               20,101        202       91,449         70,973       (6,745)          --     155,879
   Exercise of stock options                      80          1          587             --           --           --         588
   Translation adjustments                        --         --           --             --       (9,964)          --      (9,964)
   Tax benefit from stock options exercised       --         --          134             --           --           --         134
   Stock issued in Merger                      6,477         65      134,328             --           --           --     134,393
   Net unrealized loss on
     marketable securities                        --         --           --             --           --        (3,432)    (3,432)
   Shares issued as employee compensation         70          1        1,090             --           --           --       1,091
   Cash dividend ($.26 per share)                 --         --           --         (6,181)          --           --      (6,181)
   Effect of 1994 quarterly
     stock dividends and distributions           832          8       17,410        (17,437)          --           --         (19)
   Effect of stock distribution declared in
     March 1995                                  468          5        6,715         (6,720)          --           --          --
   Net loss                                       --         --           --       (183,581)          --           --    (183,581)
                                              ------       ----     --------      ---------      --------      -------   --------
   BALANCE AT DECEMBER 31, 1994               28,028       $282     $251,713      $(142,946)     $(16,709)     $(3,432)  $ 88,908
                                              ======       ====     ========      =========      ========      =======   ========


 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                      1994             1993             1992
                                                                      ----             ----             ----
Cash flows from operating activities:
    Net income (loss)   . . . . . . . . . . . . . . . . .          $(183,581)       $ 21,510         $ 34,503
 Adjustments to reconcile net income to net cash
         provided by operating activities:
    Depreciation and amortization   . . . . . . . . . . .              9,248           8,513            6,770
    Allowance for losses on accounts receivable   . . . .              1,410          11,261           48,312
    Write-off of purchased research and development   . .            221,000              --               --
    Foreign exchange losses (gains), net  . . . . . . . .                191          (3,282)          14,739
    (Gain) loss on sale of fixed assets   . . . . . . . .               (294)           (194)             151
    Increase in inventory allowances  . . . . . . . . . .              3,835           4,252            2,456
    Other non-cash losses   . . . . . . . . . . . . . . .                 --           1,312               --
    Minority interest   . . . . . . . . . . . . . . . . .              3,451             189            9,608
    Change in assets and liabilities, net of effects
         of acquired companies:
    Receivables   . . . . . . . . . . . . . . . . . . . .            (30,270)         19,968           19,151
    Inventories   . . . . . . . . . . . . . . . . . . . .             25,823         (15,388)         (37,491)
    Prepaid expenses and other  assets  . . . . . . . . .            (20,137)          3,164           (4,640)
    Other liabilities and deferred income taxes   . . . .                699          (5,562)         (44,104)
    Trade payables and accrued liabilities  . . . . . . .              6,795         (29,331)         (25,448)
    Income taxes payable  . . . . . . . . . . . . . . . .              4,387           1,795            5,711
                                                                    --------        --------         --------
         Net cash provided by operating activities  . . .             42,557          18,207           29,718
                                                                    --------        --------         --------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . .            (20,205)         (8,431)         (11,610)
    Proceeds from sale of fixed assets  . . . . . . . . .                164           1,131            1,252
    Purchase of marketable securities   . . . . . . . . .                 --         (33,899)              --
    (Increase) decrease in restricted cash  . . . . . . .                 --          15,200          (15,200)
    Cash acquired in connection with the acquisition
         of the predecessor companies (including
         $1,425 of restricted cash) . . . . . . . . . . .              9,921              --               --
    Other, net  . . . . . . . . . . . . . . . . . . . . .             (1,270)            205              222
                                                                    --------        --------         --------
         Net cash used in investing activities  . . . . .            (11,390)        (25,794)         (25,336)
                                                                    --------        --------         --------
Cash flows from financing activities:
    Net increase (decrease) in borrowings under line of
         credit arrangements  . . . . . . . . . . . . . .             (9,174)         (1,487)           4,270
    Proceeds from issuance of long-term debt  . . . . . .            117,008           4,207            9,588
    Payments on long-term debt  . . . . . . . . . . . . .            (82,409)         (4,644)          (7,285)
    Payments to former affiliates   . . . . . . . . . . .            (23,718)        (13,662)         (14,987)
    Proceeds from stock issuances   . . . . . . . . . . .                588           2,415           32,994
    Dividends paid to minority stockholders   . . . . . .             (5,214)         (2,531)          (7,525)
                                                                    --------        --------         --------
         Net cash provided by (used in) financing
            activities  . . . . . . . . . . . . . . . . .             (2,919)        (15,702)          17,055
                                                                    --------        --------         --------
Effect of exchange rate changes on cash . . . . . . . . .               (649)             12              (54)
                                                                    --------        --------         --------
Net increase (decrease) in cash and cash equivalents  . .             27,599         (23,277)          21,383
Cash and cash equivalents at beginning of year  . . . . .             14,777          38,054           16,671
                                                                    --------        --------         --------
Cash and cash equivalents at end of year  . . . . . . . .           $ 42,376        $ 14,777         $ 38,054
                                                                    ========        ========         ========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994


1.  ORGANIZATION AND BACKGROUND:

         On November 1, 1994, the shareholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies, ("the Merger"). On November 10, 1994 (effective November 1, 1994), SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp. a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company").

         The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historic financial data of SPI in its financial results and includes the results of ICN, Viratek and Biomedicals since November 1, 1994.

         SPI was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN and was 39%-owned by ICN prior to the Merger. Viratek and Biomedicals were 63%-owned and 69%-owned by ICN, respectively, prior to the Merger.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

         The accompanying consolidated financial statements for 1994 include the full year financial results of SPI and majority owned subsidiaries, which includes 75% ownership in ICN Galenika (See Note 12), and the financial results of ICN, Viratek, and Biomedicals, from the effective date of the Merger. The consolidated financial statements for 1993 and 1992 reflect the financial results of SPI. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. The accompanying consolidated financial statements reflect the elimination of all significant intercompany account balances and transactions.

         Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 1994 and 1993, includes $36,124,000 and $1,247,000, respectively, of certificate of deposits which have maturities of three months or less. For purposes of the Statements of Cash Flows, the Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of those assets approximates fair value due to the short-term maturity of these instruments.

         Marketable Securities

         In January 1994, the Company adopted SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified as either held-to-maturity, trading securities, or available-for-sale. The Company has classified its investment in corporate bond securities, with maturities ranging from 1999 to 2003, and its investment in equity

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


securities as available-for-sale. The contractual maturity value of these corporate bond securities is approximately $33,700,000. The fair value of the Company's investment in corporate bond securities is approximately $29,155,000. The fair value of these corporate bond securities is determined based on quoted market prices. Gross unrealized holding losses have been calculated on the specific identification method. Changes in market values of equity securities are reflected as unrealized gains or losses directly in stockholders' equity, as required, and accordingly have no effect on the consolidated statements of income. The adoption of SFAS No. 115 did not result in a cumulative effect adjustment in the consolidated statements of income.

         Marketable securities had an aggregate cost at December 31, 1993, of $33,899,000. A valuation allowance in the amount of $1,312,000 has been recorded to reduce the carrying amount of the portfolio to fair value, which represents the net unrealized loss included in the determination of net income for 1993. These investments are used to collateralize a note payable of $10,000,000.

         Inventories

         Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis.

         Property, Plant and Equipment

         The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7-50 years, machinery and equipment from 5-15 years, furniture and fixtures from 4-10 years, and leasehold improvements are amortized over their useful lives, limited to the life of the lease.

         The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in income.

         Goodwill and Intangibles

         The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying Consolidated Balance Sheets as Goodwill. Goodwill amortization periods are five years for single product line businesses acquired through November 30, 1986, and 10 to 23 years for certain businesses acquired in 1987, which have other intangibles (patents and trademarks), and whose values and lives can be reasonably estimated. The Company periodically evaluates the carrying value of goodwill including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the acquired entity with the carrying value of the goodwill.

         As a result of the Merger, the Company acquired certain intangible assets (primarily related to patents and customer lists) of $14,000,000 after certain purchase accounting adjustments, which are being amortized over 5 to 10 years, using the straight-line method.

         Notes Payable

         The Company classifies various borrowings with initial terms of one year or less as notes payable. At December 31, 1994, these notes, which are primarily variable rate notes, had average interest rates of 9% in Spain, 7% in Yugoslavia, 12% in Italy and 16% in the United States on a foreign denominated obligation. The carrying amount of notes payable approximates fair value due to the short-term maturity of these instruments. The weighted average interest rate on short-term borrowings outstanding at December 31, 1994 and 1993 was 9%.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         Foreign Currency Translation

         The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at the end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at the year end exchange rates and non-monetary assets and liabilities at historical rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the Company has included in operating income all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. The (gains) losses included in operations from foreign exchange translation and transactions for 1994, 1993 and 1992, were $191,000, ($3,282,000), and $25,039,000, respectively.

         Income Taxes

         In January 1993, the Company adopted SFAS 109, Accounting for Income Taxes. SFAS 109 requires that an asset and liability approach be used in the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. The adoption of SFAS 109 in 1993 did not result in a cumulative effect adjustment in the consolidated statements of income.

         Per Share Information

         Per share information is based on the weighted average number of common shares outstanding and the dilutive effect of common share equivalents. Common share equivalents represent shares issuable for outstanding options, on the assumption that the proceeds would be used to repurchase shares in the open market.

         In January 1993, SPI issued a fourth quarter 1992 stock dividend of 2%. During 1993, SPI issued quarterly stock dividends which totaled 6%. In 1994, SPI and the Company issued quarterly stock dividends and distributions which totaled 4.8%. In March 1995, the Company declared a first quarter 1995 stock distribution of 1.7%. All share and per share amounts used in computing earnings per share have been restated to reflect these stock dividends and distributions.

         Reclassifications

         Certain prior year items have been reclassified to conform with the current year presentation.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


3.       ACQUISITION OF THE PREDECESSOR COMPANIES

         On November 10, 1994, SPI, ICN and Viratek merged into New ICN, and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of New ICN. The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and the results of ICN, Viratek and Biomedicals have been included with the results of the Company since the effective date of the Merger.

         As part of the Merger, the Company issued approximately 6,476,770 common shares valued on November 10, 1994 at $20.75 per share, which was the publicly traded price for SPI's common shares at that date. Accordingly, the purchase price, including direct acquisition costs of $3,654,000, has been allocated to the estimated fair value of the net assets, including amounts ascribed to purchased research and development costs which was charged to operations immediately following the consummation of the Merger. The $2,313,000 excess of the fair value of the net assets acquired and amounts allocated to acquired research and development over the purchase price has been proportionately allocated as a reduction of non-current assets acquired.

         The purchase price allocation related to the Merger is preliminary, pending resolution of a pre-acquisition contingency associated with certain consolidated class actions, the 1987 Actions, entitled In re Paine Weber Securities Litigation; In re ICN/Viratek Securities Litigation against ICN and Viratek. (See Note 7)

         The preliminary purchase price allocation, as of the effective date of the Merger, is summarized as follows (in thousands):

         Current assets (including cash of $9,921 of which $1,425 is restricted)  . .   $  41,211
         Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . .      44,335
         Acquired intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,000
         Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       8,724
         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (52,931)
         Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (138,292)
         Purchased research and development . . . . . . . . . . . . . . . . . . . . .     221,000
                                                                                        ---------
             Total purchase price . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 138,047
                                                                                        =========

         The Company has obtained independent third party appraisals for the acquired in-process research and development costs and certain other intangible costs, primarily patents and trademarks. The $221,000,000 which represents the valuation of acquired in-process research and development for which no alternative use exists, has been charged to operations immediately upon consummation of the Merger in accordance with generally accepted accounting principles.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         The following table presents unaudited pro forma combined financial information for the twelve months ended December 31, 1994 and 1993, as though the Merger had been consummated at the beginning of those periods, after including the impact of certain adjustments, such as: decrease of interest expense resulting from the offering of $115,000,000, 8.5% Convertible Notes (See Note 6), the proceeds of which have been used to repay certain long term debt, amortization of intangibles, elimination of related party stock transactions and the related income tax effects. The unaudited pro forma combined financial information does not reflect any non-recurring costs incurred in connection with the Merger (in the aggregate of approximately $223,000,000 of which $221,000,000 was charged to operations immediately following the Merger) (in thousands, except per share data):

                                                                      (unaudited)
                                                              Year Ended December 31,
                                                              -----------------------
                                                                 1994               1993
                                                                 ----               ----
         Net sales                                             $416,573         $463,033
         Income (loss) before provision for income
           taxes and minority interest                         $ 17,516         $ (2,275)
         Net income (loss)                                     $  9,910         $ (3,058)
         Net income (loss) per share                           $    .35         $  (0.11)

         The pro forma combined financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated as of the above dates. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

4.  RELATED PARTY TRANSACTIONS:

General

         Prior to the Merger, ICN controlled Biomedicals and Viratek through stock ownership and board representation and was affiliated with SPI. Certain officers of ICN occupied similar positions with SPI, Biomedicals, and Viratek and were affiliated with SPI. Prior to the Merger, ICN, SPI, Biomedicals, and Viratek engaged in certain transactions with each other.

         Prior to the Merger, an Oversight Committee of the Board of Directors of ICN, SPI, Biomedicals and Viratek reviewed transactions between or among the affiliated corporations to determine whether a conflict of interest existed with respect to a particular transaction and the manner in which such a conflict could be resolved. The Oversight Committee had advisory authority only and made recommendations to the Board of Directors of each of the Affiliated Corporations. The Oversight Committee consisted of one non-management director of each Affiliated Corporation and a non-voting chairman. The significant related party transactions were reviewed and recommended for approval by the Oversight Committee and approved by the respective Board of Directors. As a result of the Merger, the Oversight Committee has been eliminated.

Royalty Agreements

         Effective December 1, 1990, SPI entered into a royalty agreement with Viratek whereby a royalty of 20% of all sales of Virazole(R) was paid to Viratek. Sales of Virazole(R), for purposes of determining royalties to Viratek, for 1994, 1993 and 1992 were $35,855,000, $29,515,000 and $27,240,000, respectively, which generated royalties to Viratek for 1994, 1993 and 1992 of $7,171,000, $5,903,000 and $5,448,000, respectively. As a result of the
Merger, the Company is no longer required to pay future royalties on Virazole(R).

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         Beginning in 1993, under an amended agreement between SPI and the employer of a director of Viratek, SPI was required to pay $20.00 for each new aerosol drug delivery device manufactured. In connection with the Merger, the Company assumed the agreement under the same terms as SPI. Such royalties for 1994 were $16,000. Also, pursuant to this agreement, the Company is required to pay a 2% royalty on all sales of Virazole(R) in aerosolized form. Such royalties for 1994, 1993 and 1992 were $725,000, $422,000 and $430,000, respectively.

         SPI marketed products under license from ICN for the treatment of myasthenia gravis, a disease characterized by muscle weakness and atrophy. ICN charged SPI royalties at the rate of 9% of net sales. Effective September 1, 1990, SPI prepaid royalties to ICN in the amount of $9,590,000, which was recorded in Other Assets and is being amortized using the straight-line method over fifteen years.

         Beginning in December 1986 and prior to the Merger, SPI began selling Brown Pharmaceuticals, Inc. products under license from ICN. ICN charged SPI royalties at the rate of 8-1/2% of net sales. During 1994, 1993 and 1992, SPI paid ICN $298,000, $218,000 and $65,000, respectively, in royalties under this agreement. As a result of the Merger, the Company is no longer required to pay a royalty to ICN for sales of Brown Pharmaceuticals, Inc. products.

Cost Allocations

         Prior to the Merger, the affiliated corporations occupied ICN's facility in Costa Mesa, California. The accompanying consolidated statements of income include charges for rent from ICN of $230,000 for 1994 and $279,000 for each of years 1993 and 1992. In addition, the costs of common services such as maintenance, purchasing and personnel were incurred by SPI and allocated to ICN, Viratek and Biomedicals based on services utilized. The total of such costs were $2,207,000 for 1994, $2,584,000 in 1993 and $2,556,000 in 1992 of which $1,579,000, $1,733,000 and $1,679,000 were allocated to the affiliated corporations, respectively. It is management's belief that the methods used and amounts allocated for facility costs and common services were reasonable based upon the usage by the respective companies.

Investment Policy

         Prior to the Merger, ICN and SPI had a policy covering intercompany advances and interest rates, and the types of investments (marketable equity securities, high yield bonds, etc.) to be made by ICN and its subsidiaries. Under this policy, excess cash held by ICN's subsidiaries was transferred to ICN and, in turn, cash advances were made to ICN's subsidiaries to fund certain transactions. ICN charged or credited interest based on the amounts invested or advanced, current interest rates and the cost of capital. During 1994, 1993 and 1992, SPI was charged interest of $359,000, $800,000 and $1,195,000, respectively.

Debt and Equity Transactions

         During 1993, ICN sold 1,618,200 shares of SPI's common stock for an aggregate sales price of $19,995,000 in open market transactions and privately negotiated sales. During 1992, ICN sold 690,000 shares of SPI's common stock for an aggregate sales price of $13,786,000 in open market transactions and privately negotiated sales.

         On November 15, 1993, SPI issued 200,000 shares of common stock to ICN in exchange for reducing its debt outstanding to ICN by $3,075,000. The value of the shares issued was based on the quoted share price on the transaction date.

         During 1992, ICN Galenika sold 1,200,000 shares of SPI stock for proceeds of $30,822,000. Net of amounts attributable to minority interest, the sale of the stock increased paid-in-capital and decreased treasury stock by $28,628,000.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


Other

         Following is a summary of transactions incurred prior to the Merger, as described above, between SPI and the former affiliated corporations for 1994, 1993 and 1992 (in thousands) :

                                                                           1994             1993           1992
                                                                           ----             ----           ----
Cash payments to former affiliates, net . . . . . . . . . . .       $    23,718      $    13,662     $  15,806
Royalties to affiliates, net  . . . . . . . . . . . . . . . .            (7,469)          (6,121)       (5,511)
Allocation of common service costs to ICN and its subsidiaries            1,579            1,733         1,679
Rent charged by ICN . . . . . . . . . . . . . . . . . . . . .              (230)            (279)         (279)
Interest expense with affiliates, net . . . . . . . . . . . .              (359)            (800)       (1,195)
Dividends payable to ICN  . . . . . . . . . . . . . . . . . .              (967)          (1,857)       (7,518)
Return of inventory from Biomedicals  . . . . . . . . . . . .                --               --           500
Common stock issued for payment of ICN debt . . . . . . . . .                --            3,075            --
Allocation of payroll costs . . . . . . . . . . . . . . . . .                --               --           507
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .             2,041            2,707           465
                                                                    -----------      -----------     ---------
                                                                    $    18,313      $    12,120     $   4,454
                                                                    ===========      ===========     =========

The average balances due to ICN were $6,326,000, $26,439,000 and $29,289,000 for 1994, 1993 and 1992, respectively.

5.  INCOME TAXES:

         In January 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The adoption of SFAS 109 did not result in a cumulative effect adjustment in the consolidated statements of income.

         Pretax income (loss) from continuing operations before minority interest for the years ended December 31, consists of the following (in thousands):

                                                                1994             1993             1992
                                                                ----             ----             ----
    Domestic  . . . . . . . . . . . . . . . . . . .      $  (194,756)        $ 17,322         $  6,371
    Foreign   . . . . . . . . . . . . . . . . . . .           24,804            9,745           46,835
                                                         -----------         --------         --------
                                                         $  (169,952)        $ 27,067         $ 53,206
                                                         ===========         ========         ========

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         The income tax provisions for the years ended December 31, consist of the following (in thousands):

                                         1994             1993             1992
                                         ----             ----             ----
Current
-------
    Foreign   . . . . . . . . .    $    4,931         $  1,929         $  1,493
    Federal   . . . . . . . . .         5,829            4,197            5,876
    State   . . . . . . . . . .           100              100              100
                                   ----------         --------         --------
                                       10,860            6,226            7,469
                                   ----------         --------         --------

Deferred
--------
    Foreign   . . . . . . . . .          (500)            (858)           1,185
    Federal   . . . . . . . . .            --               --              441
                                   ----------         --------         --------
                                         (500)            (858)           1,626
                                   ----------         --------         --------

Total                              $   10,360         $  5,368         $  9,095
                                   ==========         ========         ========

         The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options. The tax benefit from the exercise of employee stock options was credited to paid-in capital in 1994, 1993, and 1992, in the amounts of $134,000, $727,000, and
$956,000, respectively.

         In connection with the Merger, the Company acquired approximately $226,000,000 of net operating loss carryforwards ("NOLs"). Included in the total acquired net operating loss carryforward is approximately $191,000,000 of domestic NOLs and approximately $35,000,000 of foreign NOLs. The utilization of acquired NOLs is subject to a variety of limitations including an annual limitation under Internal Revenue Code Section 382 on the use of such NOLs to reduce the taxable income of the Company. The Company's NOLs expire beginning 1995 to 2009.

         Generally, Section 382 imposes an annual limitation on the availability of NOLs that can be used to reduce taxable income after certain substantial ownership changes of a corporation. The Merger resulted in an ownership change with respect to the acquired companies. Consequently, the Company's annual limitation on utilization of the acquired domestic NOLs is approximately $33,000,000 per year.

         Included in the total acquired NOL is approximately $9,800,000 of domestic NOLs acquired by Biomedicals from Flow Laboratories ("Flow"). Under the terms of the Flow acquisition, 50 percent of the tax benefit from the utilization of these acquired NOLs in excess of $500,000 is payable to the former shareholders of Flow. Under the terms of the Flow acquisition agreement, utilization is determined on a with and without basis.

    In accordance with SFAS 109, any realization of acquired tax benefits must be used to 1) reduce goodwill, 2) reduce acquired noncurrent intangible assets and 3) reduce income tax expense. Consequently, the Company's post-1994 income tax expense will not reflect the recognition of acquired tax benefits until all acquired intangible assets have been reduced to zero. At December 31, 1994, the balance of acquired noncurrent intangibles was approximately $13,500,000.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         In addition to the acquired NOLs discussed above, the Company has an NOL carryforward of approximately $3,700,000 which relates to a prior year acquisition. The utilization of this loss carryforward is subject to an annual limitation of $540,000.

         The primary components of the Company's net deferred tax liability at December 31, 1994 and 1993, are as follows (in thousands):

                                                      1994                1993
                                                      ----                ----
Deferred tax assets:
    NOL carryforward                               $  80,524            $    --
    Inventory and other reserves                       7,459              1,789
    Foreign tax credit carryover                          --                700
    Other                                                 --              1,936
    Long-term debt                                     3,186                 --
    Valuation reserve                                (82,573)            (2,307)
                                                   ---------            -------

    Total deferred tax asset                           8,596              2,118

Deferred tax liabilities:
    Property, plant and equipment                      3,885                 --
    Intangibles                                        3,919                 --
    Inventory                                          1,218              1,500
    Unrealized currency gains                             --              1,100
    Other                                                544                988
                                                   ---------            -------

    Total deferred tax liability                       9,566              3,588
                                                   ---------            -------

    Net deferred tax liability                     $     970            $ 1,470
                                                   =========            =======


         The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                                            1994       1993       1992
                                                            ----       ----       ----
Statutory rate (benefit)                                    (35%)       35%        34%
Write-off of purchased research and development              46         --         --
Foreign source income taxed at
    lower effective rates                                    (3)        (5)       (23)
Foreign dividend distributions                               --         --         10
Utilization of foreign NOL                                   --         (1)        (2)
Recognition of fully reserved deferred tax debits            (1)        (2)        --
Utilization of foreign tax/AMT credits                       (1)        (4)        (1)
Favorable audit settlement                                   (1)        (3)        --
Other, net                                                    1         --         (1)
                                                            ---        ---        ---
Effective rate                                                6%        20%        17%
                                                            ===        ===        ===

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         During 1994, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 1994, is approximately $61,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

         The Company is under examination by the Internal Revenue Service for the tax years ended November 30, 1991, 1990, 1989, and 1988. Currently, the proposed adjustments, if upheld, would not result in a significant additional tax liability and would not result in a significant reduction in NOLs available to the Company.

6.  DEBT

Long-term debt consists of the following (in thousands):

                                                                                     1994             1993
                                                                                     ----             ----
8.5% Convertible Subordinated Notes due 1999                                   $  115,000        $      --
12 7/8% Sinking Fund Debentures due July 15, 1998 (net of unamortized
    premium of $463)                                                               34,160               --
Swiss Franc Subordinated Bonds due 1988-2001 with effective
    interest rate of 8.5% (net of unamortized discount of $1,288)                  14,590               --
Zero Coupon Guaranteed Swiss Franc Bonds with an effective
    interest rate of 8.5%, maturing in 2002 (net of unamortized
    discount of $611)                                                               9,453               --
3 1/4% Subordinated Double Convertible Swiss Franc Bonds due 1997
    (net of unamortized discount of $146)                                           4,545               --
Zero Coupon ECU Subordinated Bonds due 1987-1996 with
    effective interest rate of 8.5%                                                 2,548               --
Bank credit lines and long-term loans with interest rates at 14%-16%
    adjusted annually, payable in Spanish pesetas                                     822           12,221
U.S. mortgage with a variable interest rate currently at 6.2%, interest and
    principal payable monthly through 1998                                         12,435               --
Other long-term debt, due in U.S. dollars and various foreign currencies
    with interest rates ranging from 2% to 14%                                      7,695            8,625
                                                                               ----------        ---------

                                                                                  201,248           20,846

Less current portion                                                                6,067            3,866
                                                                               ----------        ---------

    Total long-term debt                                                       $  195,181        $  16,980
                                                                               ==========        =========

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         On November 17, 1994, the Company completed an underwritten public offering in the principal amount of $115,000,000 of 8.5% Subordinated Convertible Notes (the "Convertible Notes"), due in November 1999. These notes are convertible at the option of the holder either in whole or in part, at any time prior to maturity, into the Company's stock at a current conversion price of $22.98 per share, subject to adjustment in certain events. The Convertible Notes are also redeemable, in whole or in part, at the option of the Company at any time on or after November 15, 1997 at the specified redemption prices, plus accrued interest. The fair value of the Convertible Notes was approximately $110,975,000 at December 31, 1994.

         The net proceeds from the Convertible Notes were primarily used to retire certain high yield debt which included the retirement of $37,000,000 of 12-7/8% Sinking Fund Debentures (the "12-7/8% Debentures") plus accrued interest, $20,238,000 of 12-1/2% Debentures plus accrued interest, $3,382,000 of Mexican variable rate debt and $15,198,000 of Spanish debt. The effects on income from the above debt extinguishments was not material.

         In July 1986, ICN issued $115,000,000 principal amount 12-7/8% Debentures, due July 15, 1998 in an underwritten public offering of which $33,697,000 remains outstanding at December 31, 1994. The 12-7/8% Debentures are senior, uncollateralized indebtedness of the Company. The 12-7/8% Debentures are redeemable, in whole or in part, at the option of the Company at par plus accrued interest. Mandatory annual sinking fund payments, commencing on July 15, 1994, are calculated to retire 80% of the issue prior to maturity. The indenture imposes limitations on, among other things, (i) the issuance or assumption by the Company or its subsidiaries of additional debt which is senior to the 12-7/8% Debentures and (ii) dividends and distributions on, or repurchases and redemptions of common stock of the Company. As mentioned above, the Company utilized the proceeds from the offering of the Convertible Notes to retire $37,000,000 in principal of the 12-7/8% Debentures plus accrued interest. The fair value of the 12-7/8% Debentures outstanding at December 31, 1994 was approximately $35,185,000.

         In October 1986, Xr Capital Holding ("Xr Capital"), a trust established by ICN, completed an underwritten public offering in Switzerland of Swiss francs 100,000,000 principal amount of 5-5/8% Swiss Franc Exchangeable Certificates (the "Xr Certificates") of which SFr. 66,510,000 remain outstanding at December 31, 1994. At the time of the issuance, the Xr Certificates were exchangeable through 2001 for 1,250,000 shares of common stock of ICN and 860,000 shares of common stock of SPI owned by ICN at initial exchange prices of $24.10 and $35.02 per share, respectively, at a fixed exchange rate of SFr. 1.66 per $1.00. Currently, the face value of the outstanding Xr Capital are convertible into 1,444,277 shares of the Company's common stock at the exchange price of $27.74 per share and at a fixed exchange rate of SFr. $1.66 per $1.00. The net proceeds of the offering were used by Xr Capital to purchase from ICN 14 series of Swiss Franc Subordinated Bonds due 1988-2001 (the "ICN-Swiss Franc Xr Bonds") for approximately $27,944,000 and SFr. 45,700,000 principal amount of cumulative coupon 5.4% Italian Electrical Agency Bonds due 2001 for approximately $27,202,000. The Company has no obligation with respect to the payment of the face amount of the Xr Certificates since these are to be paid upon maturity by the Italian Bonds (except for payment of certain additional amounts in the event of the imposition of U.S. withholding taxes on either the Xr Certificates or ICN Swiss Franc Xr Bonds are funds required for redemption of the Xr Certificates in the event the Company exercises its optional right to redeem). The fair value of the ICN-Swiss Franc Xr. Bonds was approximately $13,277,000 at December 31, 1994.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         In 1987, Bio Capital Holding ("Bio Capital"), a trust established by ICN and Biomedicals, completed a public offering in Switzerland of SFr. 70,000,000 principal amount of 5-1/2% Swiss Franc Exchangeable Certificates ("Old Certificates"). The Bio Capital debt is senior, uncollateralized indebtedness of the Company. At the option of the certificate holder, the Old Certificates are exchangeable into shares of the Company's common stock. Net proceeds were used by Bio Capital to purchase SFr. 70,000,000 face amount of zero coupon Swiss Franc Debt Notes due 2002 of the Kingdom of Denmark (the "Danish Bonds") for SFr. 33,772,000 and 15 series of zero coupon Swiss Franc Guaranteed Bonds of the Company (the "Zero Coupon Guaranteed Bonds") for SFr. 32,440,000 which are guaranteed by the Company. Each series of the Zero Coupon Guaranteed Bonds are in an aggregate principal amount of SFr. 3,850,000 maturing February of each year through 2002. The Company has no obligation with respect to the payment of the principal amount of the Old Certificates since they will be paid upon maturity by the Danish bonds. During 1990, Biomedicals offered to exchange, to all certificate holders, the Old Certificates for newly issued certificates ("New Certificates"), the terms of which remain the same except that 334 shares per SFr. 5,000 principal certificate can be exchanged at $10.02 using a fixed exchange rate of SFr. 1.49 to U.S. $1.00. Substantially all of the outstanding Old Certificates were exchanged for New Certificates (together referred to as "Certificates"). Currently, the face value of the outstanding Bio Capital (SFr. 39,615,000) are convertible into 533,427 shares of the Company's common stock at the exchange prices of $48.99 and $84.44 at fixed exchange rates of Sfr. 1.49 and Sfr. 1.54
for New and  Old Certificates, respectively.   No repurchases were made in
1994. The fair value of the Zero Coupon Guaranteed Bonds was approximately $8,508,000 at December 31, 1994.

         On March 25, 1987, ICN completed an underwritten public offering in Switzerland of SFr. 60,000,000 principal amount (approximately $38,961,000) of 3-1/4% Subordinated Double Convertible Bonds due 1997 "Double Convertible Bonds". These bonds are convertible at the option of the holder into one of the following: (i) entirely into 1,500,000 of common stock of ICN at a conversion price of $26.14 per share (at a fixed exchange rate of SFr. 1.53 per $1.00); (ii) entirely into 15,000 shares of common stock of Ciba Geigy Ltd. at a conversion price of SFr. 4,000 per share; or (iii) a combination of 750,000 shares of common stock of ICN and 7,500 shares of common stock of Ciba Geigy Ltd. at conversion prices of $26.14 and SFr. 4,000 per share, respectively, subject to adjustment for dilutive issues. Currently, the outstanding Double Convertible Bonds totaling SFr. 6,136,000 are convertible into 81,538 shares of the Company's common stock at the exchange price of $49.19 per share and at a fixed exchange rate of SFr. 1.53 per $1.00. During 1992, a one to five stock split was declared on Ciba Geigy stock, thereafter, the conversion price for Ciba Geigy shares was adjusted to SFr. 800 per Ciba Geigy share. Meanwhile, the bondholders can convert the Bonds equally into both Ciba Geigy stock and common stock of the Company based on the above exchange price and rate. In connection with this offering, the Company placed in escrow 15,000 shares of Ciba Geigy Ltd. common stock. As of December 31, 1994, 7,670 shares of Ciba Geigy stock were outstanding and are reflected in the Consolidated Balance Sheet as marketable securities. The fair value of these bonds was approximately $4,454,000 at December 31, 1994.

         In October 1986, Pharma Capital Holdings ("Pharma Capital"), a trust established by ICN, completed an underwritten public offering in Europe of ECU 40,000,000 principal amount of 7-1/4% Exchangeable Certificates Due 1996 (the "Pharma Certificates") of which ECU 16,195,000 remain outstanding at December 31, 1994. At the time of issuance, the Pharma Certificates were exchangeable into 1,936,000 shares of common stock of ICN at an initial exchange price of $21.14 per share, at a fixed exchange rate of ECU .9775 per $1.00. Currently, the face value of the outstanding Pharma Certificates are convertible into 416,637 shares of the Company's common stock at the exchange price of $39.76 per share and at a fixed exchange rate of ECU .9775 per $1.00. The net proceeds of approximately ECU 19,400,000 were used by Pharma Capital to purchase nine series of Zero Coupon ECU Subordinated Bonds of ICN (consisting of one series, payable in two installments, the first on May 30, 1987 in the amount of ECU 1,756,111 and the second on May 30, 1988 in the amount of ECU 2,900,000, and eight series each in the aggregate principal amount of ECU 2,900,000 maturing on May 30 in each of the years 1989 to 1996) (the "ICN-ECU Bonds") and ECU 40,000,000 aggregate principal amount of ECU 200,000,000 Zero Coupon Guaranteed Bonds Due May 30, 1996, Series 119, of The Mortgage Bank and Financial Agency of the Kingdom ofDenmark (unconditionally guaranteed by the Kingdom of Denmark). The Company has no obligation with respect to the payment of the face amount of the Pharma Certificates since these are to be paid upon maturity by the

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


Kingdom of Denmark Zero Coupon Guaranteed Bonds (except for payment of certain additional amounts in the event of U.S. withholding taxes on either the Pharma Certificates or ICN-ECU Bonds and funds required for redemption of the Pharma Certificates in the event the Company exercises its optional right to redeem). Fair value of the ICN-ECU bonds was approximately $2,293,000 at December 31, 1994.

         The Company has the optional right to redeem the ICN-ECU Bonds, ICN-Swiss Franc Xr Bonds, Bio Certificates and Double Convertible Bonds in the event that the market price of the Company's common stock meets certain conditions. As mentioned above, due to the Merger, all convertible bonds are now convertible into the Company's common stock at various specified conversion prices, subject to adjustment for subsequent dilutive issues.

         The Spanish bank credit lines totaling $822,000, which approximates fair value, are collateralized by accounts receivable totaling $3,053,000 and land and a building with a net book value of $10,185,000.

         The Company has mortgage notes payables totaling $16,963,000, payable in U.S. dollars, Deutsche marks and Dutch guilders, collateralized by certain real property of the Company.

         Annual aggregate maturities of long-term debt subsequent to December 31, 1994 are as follows (in thousands):

         1995 . . . . . . . . . . . . . . . . . . . . . .     $   6,067
         1996 . . . . . . . . . . . . . . . . . . . . . .         6,767
         1997 . . . . . . . . . . . . . . . . . . . . . .        20,488
         1998 . . . . . . . . . . . . . . . . . . . . . .        36,936
         1999 . . . . . . . . . . . . . . . . . . . . . .       119,281
         Thereafter . . . . . . . . . . . . . . . . . . .        11,709
                                                              ---------
                 Total  . . . . . . . . . . . . . . . . .     $ 201,248
                                                              =========

         The fair value of the Company's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of all short-term and variable interest rate borrowings approximates fair value.

         Subsidiaries of the Company have short and long-term lines of credit aggregating $10,466,000 of which $1,173,000 was outstanding at December 31, 1994.

7.       COMMITMENTS AND CONTINGENCIES:

Operating Leases

         At December 31, 1994, the Company was committed under noncancellable operating leases for minimum aggregate lease payments as follows (in thousands):

         1995 . . . . . . . . . . . . . . . . . . . . . .     $   1,312
         1996 . . . . . . . . . . . . . . . . . . . . . .         1,127
         1997 . . . . . . . . . . . . . . . . . . . . . .           925
         1998 . . . . . . . . . . . . . . . . . . . . . .           839
         1999 . . . . . . . . . . . . . . . . . . . . . .           668
         Thereafter . . . . . . . . . . . . . . . . . . .         5,061
                                                              ---------
                 Total  . . . . . . . . . . . . . . . . .     $   9,932
                                                              =========

Rental expense on operating leases was $213,000 in 1994 representing rental expenses on leases assumed in connection with the Merger since November 1, 1994.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


Litigation

         The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

         In February and March 1995, eighteen actions were filed which named the Company, its Board of Directors, Milan Panic and several other officers of the Company, in various combinations, as defendants (the "Defendants") ("the 1995 Actions"). Eleven of the actions purport to be securities class actions, one is an individual securities action and six purport to be derivative suits.

         In general, all of the securities class actions allege that the Company made various deceptive and untrue statements of material fact and omitted to state material facts in connection with information it received from the FDA regarding the Company's NDA for the use of Virazole(R) for the treatment of chronic hepatitis C. Plaintiffs also allege that various officers of the Company traded on inside information. The purported securities class actions and the individual securities action assert claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, common law fraud, misrepresentation and negligent misrepresentation. They seek unspecified compensatory and punitive damages, attorneys' fees and costs, injunctive and equitable relief, and disgorgement. With respect to the purported securities class actions, plaintiffs seek certification of classes of persons who purchased ICN common stock, ICN debentures and ICN call options or sold ICN put options. The securities class actions seek certification for differing time periods, the longest alleged time period being from June 2, 1994 through February 17, 1995.

         With respect to the purported derivative suits, plaintiffs assert claims for breach of fiduciary duty, intentional breach of fiduciary duty, negligent breach of fiduciary duty, breach of the fiduciary duty of candor, waste of corporate assets, constructive fraud, disgorgement, gross mismanagement, abuse of control and unjust enrichment. In these actions plaintiffs seek unspecified compensatory and punitive damages, attorneys' fee and costs and injunctive and equitable relief.

         The Company has had preliminary discussions with the attorneys for plaintiffs who have suggested that an Amended Consolidated Complaint, encompassing the 1995 Actions, be filed in the United States District Court for the Central District of California. If this consolidation occurs, as Defendants currently expect, Defendants will have at least 30 days from the filing of the Amended Consolidated Complaint to answer or move. It is not possible at present for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1995 Actions. The Defendants intend to vigorously defend the 1995 Actions.

         In response to the allegations contained in the 1995 Actions, the Board of Directors established a Special Committee of the Board of Directors in February, 1995 to review the trading of common stock of the Company by executives and issues surrounding the timely disclosure of information received from the FDA regarding the Company's NDA for the use of Virazole in the treatment of chronic hepatitis C. The Committee's investigation is still in progress. It is anticipated that the Committee will finalize its report and present its findings to the Board of Directors in mid-April 1995.

         Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware. Three of these lawsuits, entitled Helmut Kling v. Milan Panic, et al., Jallath v. Milan Panic, et al., and Amy Hoffman
v. Milan Panic, et al. ("the 1994 Actions"), were filed by stockholders of SPI and, in the Jallath lawsuit, of Viratek, against ICN, SPI, Viratek (in the Jallath lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including Milan Panic) and purport to be class actions on behalf of all persons who held shares of SPI common stock and, in the Jallath lawsuit, Viratek common stock. The fourth lawsuit, entitled ~Joice Perry v.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


Nils O. Johannesson, et. al., was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including Milan Panic) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the publicstockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The Company believes that the 1994 Actions are without merit and intends to defend them vigorously. It is not possible at present for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1994 Actions.

         ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)) (collectively "the 1987 Actions"). In the Third Amended Consolidated Class Action Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc. ("Paine Webber") in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 through April 15, 1987. Oral argument on plaintiffs' motion for class certification was held on June 2, 1994. To date, no decision has been rendered. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants and a formal stipulation will be submitted to the Court in the near future. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber and on July 27, 1994, the settlement was approved by the court. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the 1987 Actions vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company.

         In late January 1995, an action was commenced by Deborah Levy against ICN, SPI, Viratek and Milan Panic. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. Defendants filed their answer, demand for production of documents and request for interrogatories in March 1995. The defendants intend to vigorously defend the suit.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. ("Gencon") against ICN Canada Limited ("ICN Canada"), SPI, and ICN alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and SPI were dismissed from the action in March 1993 based on SPI's agreement to guarantee any judgment against ICN Canada. Following trial in 1993, the judge granted judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorneys' fees (which sums total approximately $650,000). ICN Canada timely filed its Notice of Appeal and Gencon filed a Notice of Cross-Appeal, seeking the award of approximately $145,000 in additional claimed costs. Both the appeal and the cross-appeal have been fully briefed. No date has been set for oral argument. The defendants intend to vigorously defend this action.

         On January 25, 1995, GRC International, Inc. ("GRC") filed a motion in the Superior Court of the State of California, County of Orange, to confirm a $2,260,807 arbitration award issued against Biomedicals. The dispute centered on the last payment due from Biomedicals to GRC as a result of Biomedical's acquisition of Flow General Inc. in 1989. On March 23, 1995, GRC's motion to confirm the arbitration award was granted. The Company has accounted for the resolution of this matter as a liability assumed upon the effective date of the Merger.

         In October 1994, an action entitled Engelhardt v. ICN Pharmaceuticals, Inc. (Case No. 94-2-2322) was filed in the United States District Court for the District of Colorado. The action was commenced by Lauri and Kenneth Engelhardt on behalf of themselves and their infant daughter Hannah. It is alleged that Lauri Engelhardt was exposed to Virazole(R) early in her pregnancy, and that as a result of such exposure, Hannah was born with birth defects. Plaintiffs assert causes of action for products liability and negligence and seek unspecified damages. The Company filed a motion on February 28, 1995 to dismiss asserting that Plaintiffs' claims are barred by the statute of limitations. No decision has been rendered with respect to that motion. The Company believes that the allegations are without merit and intends to vigorously defend this action.

         On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek, and are seeking compensatory and punitive damages in the amount of $25,000,000. Khan has filed counterclaims on April 12, 1993, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000. On November 4, 1994, ICN and Viratek moved to have a default judgment entered against Khan and to dismiss his counterclaims. Khan submitted his opposition papers on March 15, 1995, and an oral argument is currently scheduled for April 21, 1995.

         The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these various other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.

         Arbitration:  On June 30, 1993, ICN filed a claim in arbitration, ICN
v. Labsystems, O.Y., alleging breach of a certain supplier agreement and requesting repudiation of such agreement. On February 6, 1995, the tribunal awarded Labsystems approximately $5,040,000 including interest and affirming existence of the supplier agreement between the parties requiring ICN to accept $4,500,000 of inventory from Labsystems. The Company has accounted for the resolution of the arbitration as a liability assumed upon the effective date of the Merger.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


Product Liability Insurance

         The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

License Commitment

         In November 1994, the Company entered into a license agreement for the rights to develop and commercialize a group of compounds related to and including human growth hormone releasing factor ("GRF"), for the United States and other major pharmaceutical markets. In connection with this agreement, the Company is obligated to pay, upon meeting certain milestones, an aggregate amount of $2,600,000. In addition, after such milestones are met, the Company is obligated to pay a royalty of 9%, subject to certain adjustments, based upon net sales of GRF in certain territories. The testing of these GRF compounds in relieving growth retardation is in Phase III clinical trials.

Benefits Plans

         The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company's expense related to such defined contribution plan was not material in 1994, 1993 and 1992.

         In connection with the Merger, the Company assumed deferred compensation agreements with certain officers and certain key employees of the Predecessor Companies, with benefits commencing at death or retirement. As of December 31,1994, the present value of the deferred compensation benefits to be paid has been accrued in the amount of $2,270,000. Interest accrues on the outstanding balance at rates ranging from 10.9% to 11.3%. No new contributions are being made, however, interest continues to accrue on the present value of the benefits expected to be paid.

Other

         Prior to the Merger, the Predecessor Companies had employment agreements with certain executive officers. The Company assumed all such employment agreements upon the effective date of the Merger.

         Milan Panic, the Company's Chairman of the Board, President and Chief Executive Officer, is employed under a contract expiring September 1995 that provides for, among other things, certain retirement benefits. Mr. Panic, at his option, may provide consulting services upon his retirement for $120,000 per year for life, subject to annual cost-of-living adjustments from the base year of 1967. Including such cost-of-living adjustments, the annual cost of such consulting services is currently estimated to be in excess of $535,000. The consulting fee shall not at any time exceed the annual compensation as adjusted, paid to Mr. Panic. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost of living adjustments.

         The Company has Employment Agreements with six key executives which contain "change in control" benefits. Upon a "change in control" of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary and other benefits. The executives include Mr. Jerney, Mr. Giordani, Mr. MacDonald, Mr. Watt, Mr. Phillips and Mr. Sholl.

8.  COMMON STOCK:

         Prior to Merger, each of the Predecessor Companies had their own stock option plans. Upon consummation of the Merger, New ICN assumed all options outstanding under the existing stock option plans. The existing stock option plans were exchanged for shares of New ICN. Each option of ICN common stock, SPI common stock, Viratek common stock and Biomedicals common stock was exchanged for 0.512, 1.0, 0.499 and 0.197 options of New ICN common stock, respectively.

         New ICN assumed three, two and three Nonqualified Stock Option Plans from Biomedicals, ICN and Viratek, respectively, and two employee Incentive Stock Option Plans from each of Biomedicals, ICN and Viratek, respectively. Prior to the Merger, SPI had three Non Qualified Stock Option Plans, one of these Plans was reserved for certain officers of SPI, and two employee Incentive Stock Option Plans. Under the terms of all Stock Option Plans, the option price may not be less than the fair market value at the date of the grant and may not have a term exceeding 10 years. The options granted are reserved for issuance to officer, directors, key employees, scientific advisors and consultants.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


The following table sets forth information relating to stock option plans during the years ended December 31, 1994, 1993 and 1992 (in thousands, except per share data):

                                                                     AVERAGE
                                                                     OPTION
                                                     TOTAL           PRICE
                                                     -----           -------
Shares under option, December 31, 1991               1,882
    Granted                                          1,408            $ 6.66
    Exercised                                         (327)
    Canceled                                          (102)
                                                     -----

Shares under option, December 31, 1992               2,861            $16.19
    Granted                                            760
    Exercised                                         (461)           $ 5.24
    Canceled                                          (121)
                                                     -----

Shares under option, December 31, 1993               3,039            $16.56
    Granted                                          1,025
    Exercised                                          (80)           $ 7.35
    Canceled                                          (150)
    Effect of Merger                                 1,879
                                                     -----

Shares under option, December 31, 1994               5,713            $18.66
                                                     =====

Exercisable at December 31, 1994                     2,814
                                                     =====

         In January 1993, SPI issued a fourth quarter 1992 stock dividend of 2%. During 1993, SPI issued quarterly stock dividends which totaled 6%. In 1994, SPI and the Company issued quarterly stock dividends and distributions which totaled 4.8%. Accordingly, all relevant stock option data and per share data has been restated to reflect these dividends and distributions.

         In 1994, SPI issued common stock for certain bonuses accrued in 1993. The number of shares issued was based upon the fair value of the shares at the date of issuance and a fixed amount related to the bonuses paid.

        At December 31, 1994, a total of 5,713,000 shares under options have been granted from the Company's Incentive and Non Qualified Stock Option Plans, with shares available for grant under the Incentive Stock Option Plan of 952,199. Under the Non Qualified Stock Option Plans, a total of 4,253,087 shares were reserved and outstanding and 341,937 shares were not reserved and outstanding at the time of grant, but were granted to key employees pursuant to authorization by the Board of Directors, subject to the approval of the stockholders at the next stockholders' meeting.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


9.       DETAIL OF CERTAIN ACCOUNTS (IN THOUSANDS):

                                                                               1994                  1993
                                                                               ----                  ----
         RECEIVABLES, NET:

            Trade accounts receivable . . . . . . . . . . . .           $    84,789             $  47,956
            Other receivables . . . . . . . . . . . . . . . .                 7,198                 2,954
                                                                        -----------             ---------
                                                                             91,987                50,910
            Allowance for doubtful accounts                                 (10,036)               (7,633)
                                                                        -----------             ---------
                                                                        $    81,951             $  43,277
                                                                        ===========             =========
         INVENTORIES, NET:

            Raw materials and supplies  . . . . . . . . . . .           $    37,198             $  57,148
            Work-in-process . . . . . . . . . . . . . . . . .                13,167                12,541
            Finished goods  . . . . . . . . . . . . . . . . .                42,994                38,824
                                                                        -----------             ---------
                                                                             93,359               108,513
            Allowance for inventory obsolescence                             (3,911)               (1,317)
                                                                        -----------             ---------
                                                                        $    89,448             $ 107,196
                                                                        ===========             =========

         PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Advances to inventory suppliers . . . . . . . . .           $    19,175             $   5,617
            Prepaid expenses and other current assets . . . .                 5,971                 5,308
                                                                        -----------             ---------
                                                                        $    25,146             $  10,925
                                                                        ===========             =========

         PROPERTY, PLANT AND EQUIPMENT:

            Land  . . . . . . . . . . . . . . . . . . . . . .           $    13,493             $   4,891
            Buildings . . . . . . . . . . . . . . . . . . . .                53,807                46,477
            Machinery and equipment . . . . . . . . . . . . .                68,292                44,385
            Furniture and fixtures  . . . . . . . . . . . . .                11,685                 7,403
            Leasehold improvements  . . . . . . . . . . . . .                 4,087                 1,269
            Construction in progress  . . . . . . . . . . . .                11,224                 4,490
                                                                        -----------             ---------
                                                                            162,588               108,915
            Accumulated depreciation and amortization . . . .               (33,965)              (30,197)
                                                                        -----------             ---------
                                                                        $   128,623             $  78,718
                                                                        ===========             =========

         During the third quarter of 1994, ICN Galenika commenced a construction and modernization program at its pharmaceutical complex outside Belgrade, Yugoslavia. At December 31, 1994, construction in progress primarily relates to costs incurred to date for these facilities.

         OTHER ASSETS:

           Prepaid royalties  . . . . . . . . . . . . . . . .           $     5,901             $   6,395
           Deferred loan costs  . . . . . . . . . . . . . . .                 4,590                    --
           Catalog costs  . . . . . . . . . . . . . . . . . .                 2,440                   965
           Other  . . . . . . . . . . . . . . . . . . . . . .                 8,351                 3,167
                                                                        -----------             ---------
                                                                        $    21,282             $  10,527
                                                                        ===========             =========

        Deferred loan costs incurred in connection with the issuance of the Convertible Notes are amortized using the effective interest method over the life of the related debt.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


                                                                               1994                  1993
                                                                               ----                  ----
         ACCRUED LIABILITIES:
            Payroll and related items . . . . . . . . . . . .           $    12,396             $   8,278
            Royalties . . . . . . . . . . . . . . . . . . . .                 1,415                   810
            Interest  . . . . . . . . . . . . . . . . . . . .                 5,513                   111
            Taxes (other than income taxes) . . . . . . . . .                 1,361                   139
            Arbitration settlements . . . . . . . . . . . . .                 5,040                    --
            Dividends . . . . . . . . . . . . . . . . . . . .                 1,547                 1,358
            Insurance . . . . . . . . . . . . . . . . . . . .                 2,624                 1,028
            Deferred income . . . . . . . . . . . . . . . . .                 2,572                    --
            Other . . . . . . . . . . . . . . . . . . . . . .                10,643                 5,976
                                                                        -----------             ---------
                                                                        $    43,111             $  17,700
                                                                        ===========             =========

         The Company has accrued for certain arbitration settlements of $5,040,000 that were assumed as a result of the Merger. Final arbitration decisions were rendered in February 1995 that fixed the amount of liabilities in these cases. The events that prompted the arbitration awards were preexisting conditions as of the date of the Merger.


                                                                          1994              1993         1992
                                                                          ----              ----         ----
INTEREST:
    Interest (income)   . . . . . . . . . . . . . . . . . . .        $  (3,213)        $  (5,983)    $ (6,599)
    Interest (income) -- affiliates   . . . . . . . . . . . .           (1,515)           (2,050)      (3,080)
                                                                     ---------         ---------     --------
                                                                     $  (4,728)        $  (8,033)    $ (9,679)
                                                                     =========         =========     ========

    Interest expense  . . . . . . . . . . . . . . . . . . . .        $   7,810         $  20,900     $  8,790
    Interest expense -- affiliates. . . . . . . . . . . . . .            1,507             2,850        4,275
                                                                     ---------         ---------     --------
                                                                     $   9,317         $  23,750     $ 13,065
                                                                     =========         =========     ========

It is the Company's policy to segregate significant non-operating items and report them separately as Other expense, net, as follows:

OTHER EXPENSE, NET:

    Litigation settlements and damages  . . . . . . . . . . .        $      --         $     988     $    447
    Profit sharing plan expense in Mexico   . . . . . . . . .              333               557          419
    Amortization of goodwill and intangibles  . . . . . . . .              886               248          677
    Employee severance in Spain   . . . . . . . . . . . . . .               --             1,000           --
    (Gain) loss on sale of fixed assets   . . . . . . . . . .             (294)             (194)         151
    Unrealized loss on marketable securities  . . . . . . . .               --             1,312           --
    Other, net  . . . . . . . . . . . . . . . . . . . . . . .              606               (85)         388
                                                                     ---------         ---------     --------
    Other expense, net  . . . . . . . . . . . . . . . . . . .        $   1,531         $   3,826     $  2,082
                                                                     =========         =========     ========

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


10. INDUSTRY BUSINESS SEGMENTS AND GEOGRAPHIC DATA:

         The Company operates in two industry segments: pharmaceutical (the "Pharmaceutical group") and biomedical (the "Biomedical group"). The Pharmaceutical group produces and markets pharmaceutical products in the United States, Mexico, Canada and Europe. The Biomedical group markets research chemical and cell biology products and related services, biomedical instrumentation and immunodiagnostic reagents and instrumentation.

         The following tables set forth the amount of net sales, income (loss) before interest, provision for taxes and minority interest and identifiable assets of the Company by industry segment and geographical areas for 1994, 1993 and 1992 (in thousands):

INDUSTRY SEGMENTS

                                                          1994              1993          1992
                                                          ----              ----          ----
SALES
    Pharmaceutical    . . . . . . . . . . . . .    $    357,821       $   403,957    $   476,118
    Biomedical  . . . . . . . . . . . . . . . .           9,030                --             --
                                                   ------------       -----------    -----------
    Total   . . . . . . . . . . . . . . . . . .    $    366,851       $   403,957    $   476,118
                                                   ============       ===========    ===========

INCOME (LOSS) BEFORE INTEREST, PROVISION FOR INCOME TAXES AND MINORITY INTEREST.

    Pharmaceutical  . . . . . . . . . . . . . .    $   (159,875)(1)   $    49,885    $    64,797
    Biomedical  . . . . . . . . . . . . . . . .             582                --             --
    Corporate   . . . . . . . . . . . . . . . .          (6,070)           (7,101)        (8,205)
                                                   ------------       -----------    -----------
         Income before interest,
         provision for income taxes
         and minority interest. . . . . . . . .        (165,363)           42,784         56,592
    Net interest expense  . . . . . . . . . . .           4,589            15,717          3,386
                                                   ------------       -----------    -----------
    Income (loss) before provision
         for income taxes and minority
         interest.  . . . . . . . . . . . . . .    $   (169,952)      $    27,067    $    53,206
                                                   ============       ===========    ===========

IDENTIFIABLE ASSETS:

    Pharmaceutical  . . . . . . . . . . . . . .    $    314,517       $   292,132    $   329,679
    Biomedical  . . . . . . . . . . . . . . . .          49,769                --             --
    Corporate   . . . . . . . . . . . . . . . .          77,187             9,885          3,539
                                                   ------------       -----------    -----------
    Total   . . . . . . . . . . . . . . . . . .    $    441,473       $   302,017    $   333,218
                                                   ============       ===========    ===========

DEPRECIATION AND AMORTIZATION:

    Pharmaceutical  . . . . . . . . . . . . . .    $      8,303       $     8,276    $     6,743
    Biomedical  . . . . . . . . . . . . . . . .             524                --             --
    Corporate   . . . . . . . . . . . . . . . .             421              237             27
                                                   ------------       -----------    -----------
    Total   . . . . . . . . . . . . . . . . . .    $      9,248       $     8,513    $     6,770
                                                   ============       ===========    ===========

(1) Includes a write-off of purchased and development for which no alternative use exists of $221,000,000 as a result of the Merger.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994
CAPITAL EXPENDITURES:

                                                          1994              1993          1992
                                                          ----              ----          ----
    Pharmaceutical  . . . . . . . . . . . . . .    $     19,745       $     8,260    $    11,610
    Biomedical  . . . . . . . . . . . . . . . .             299                --             --
    Corporate   . . . . . . . . . . . . . . . .             161               171             --
                                                   ------------       -----------    -----------
    Total   . . . . . . . . . . . . . . . . . .    $     20,205       $     8,431    $    11,610
                                                   ============       ===========    ===========

GEOGRAPHIC DATA
SALES
    North America   . . . . . . . . . . . . . .    $     97,536       $    69,576    $    62,446
    Latin America   . . . . . . . . . . . . . .          56,737            57,782         48,654
    Western Europe  . . . . . . . . . . . . . .          31,789            30,601         34,290
    Eastern Europe  . . . . . . . . . . . . . .         172,124           239,832        325,903
    Asia, Africa, and Australia   . . . . . . .           8,665             6,166          4,825
                                                   ------------       -----------    -----------
    Total   . . . . . . . . . . . . . . . . . .    $    366,851       $   403,957    $   476,118
                                                   ============       ===========    ===========

INCOME (LOSS) BEFORE INTEREST, PROVISION FOR INCOME TAXES AND MINORITY INTEREST:

    North America   . . . . . . . . . . . . . .    $   (182,093)(1)   $    25,308    $    18,389
    Latin America   . . . . . . . . . . . . . .           5,644             7,371          3,772
    Western Europe  . . . . . . . . . . . . . .           1,176             4,079          3,871
    Eastern Europe  . . . . . . . . . . . . . .          14,088            11,828         37,692
    Asia, Africa, and Australia   . . . . . . .           1,892             1,299          1,073
    Corporate   . . . . . . . . . . . . . . . .          (6,070)           (7,101)        (8,205)
                                                   ------------       -----------    -----------
         Income (loss) before interest, . . . .
         provision for income taxes
         and minority interest. . . . . . . . .        (165,363)           42,784         56,592
    Net interest expense  . . . . . . . . . . .           4,589            15,717          3,386
                                                   ------------       -----------    -----------
    Income (loss) before provision
         for income taxes and minority
         interest.  . . . . . . . . . . . . . .    $   (169,952)      $    27,067    $    53,206
                                                   ============       ===========    ===========

IDENTIFIABLE ASSETS:

    North America   . . . . . . . . . . . . . .    $     77,900       $    44,115    $    40,926
    Latin America   . . . . . . . . . . . . . .          26,787            33,874         32,085
    Western Europe  . . . . . . . . . . . . . .          52,469            33,284         40,719
    Eastern Europe  . . . . . . . . . . . . . .         203,357           180,055        215,282
    Asia, Africa, and Australia   . . . . . . .           3,773               804            667
    Corporate   . . . . . . . . . . . . . . . .          77,187             9,885          3,539
                                                   ------------       -----------    -----------
    Total   . . . . . . . . . . . . . . . . . .    $    441,473       $   302,017    $   333,218
                                                   ============       ===========    ===========

1) Includes a write-off of purchased and development for which no alternative use exists of $221,000,000 or $9.93 per share as a result of the Merger.

         During the year ended December 31, 1994, approximately 88% of ICN Galenika's sales were to the Federal Republic of Yugoslavia or government sponsored entities. At December 31, 1994, there were no significant receivables from the Yugoslavian government, however future sales of ICN Galenika could be dependent on the ability of the Yugoslavian government to generate cash to purchase pharmaceuticals and the continuation of its current policy to buy products from ICN Galenika. No other customer accounts for more than 10% of the Company's net sales.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


11. SUPPLEMENTAL CASH FLOWS DISCLOSURES:

Non-cash Transactions

         In September 1993, SPI issued 200,000 shares of common stock to ICN in exchange for reducing its debt outstanding to ICN by $3,075,000.

         During 1994, 1993, and 1992, the Company issued common stock dividends and distributions of $24,175,000, $20,634,000 and $3,440,000, respectively.

Cash and non-cash financing activities consisted of the following (in thousands):

MERGER OF PREDECESSOR COMPANIES:

                                                                                       1994
                                                                                       ----
    Fair value of assets acquired (other than cash)   . . . . . . . . . . .        $319,349
    Fair value of liabilities assumed   . . . . . . . . . . . . . . . . . .        (191,223)
                                                                                   --------
                                                                                    128,126
    Stock issued in connection with Merger  . . . . . . . . . . . . . . . .        (134,393)
    Direct acquisition costs  . . . . . . . . . . . . . . . . . . . . . . .          (3,654)
                                                                                   --------
    Cash received   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (9,921)
                                                                                   ========

The following table sets forth the amounts of interest and income taxes paid during 1994, 1993 and 1992 (in thousands):

                                                            1994            1993            1992
                                                            ----            ----            ----
         Interest paid  . . . . . . . . . . . . .         $5,237       $  11,203          $5,565
                                                          ======       =========          ======

         Income taxes paid  . . . . . . . . . . .         $2,062       $   3,156          $1,730
                                                          ======       =========          ======

12.  ICN GALENIKA:

         The summary balance sheets of ICN Galenika as of December 31, 1994 and 1993, and the summary income statements for the years ended December 31, 1994, 1993 and 1992, are presented below.

                      ICN GALENIKA SUMMARY BALANCE SHEETS
                        AS OF DECEMBER 31, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                   1994         1993
                                                                                   ----         ----
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,193     $  7,542
Marketable securities (used to collateralize $10,000 note payable)  . . . .          --       32,587
Receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,320        7,650
Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,475       88,392
Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,939       21,120
Marketable securities (used to collateralize $8,103 note payable) . . . . .      29,155           --
Other long-term assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      46,783       38,264
                                                                               --------     --------
                                                                               $216,865     $195,555
                                                                               ========     ========

Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 27,982     $ 18,400
Non-current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      46,156       40,802
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .     142,727      136,353
                                                                               --------     --------
                                                                               $216,865     $195,555
                                                                               ========     ========

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


ICN GALENIKA SUMMARY STATEMENTS OF INCOME BEFORE PROVISION FOR INCOME TAXES AND
    MINORITY INTEREST FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                    1994             1993               1992
                                                                    ----             ----               ----
Sales . . . . . . . . . . . . . . . . . . . . . . . . . .     $  172,124       $  239,832         $  325,903
Cost of sales . . . . . . . . . . . . . . . . . . . . . .        121,701          156,189            151,918
                                                              ----------       ----------         ----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . .         50,423           83,643            173,985
Operating expenses  . . . . . . . . . . . . . . . . . . .         33,803           83,160            107,504
Translation and exchange losses, net  . . . . . . . . . .          1,417              173             27,963
                                                              ----------       ----------         ----------
Income before provision for income
  taxes and minority interest . . . . . . . . . . . . . .     $   15,203       $      310         $   38,518
                                                              ==========       ==========         ==========

         SANCTIONS:

         A substantial majority of ICN Galenika's business is conducted in the Federal Republic of Yugoslavia (Serbia and Montenegro). On May 30, 1992, the United Nations Security Council ("UNSC") adopted a resolution that imposed economic sanctions on the Federal Republic of Yugoslavia and on April 17, 1993, the UNSC adopted a resolution that imposed additional economic sanctions on the Federal Republic of Yugoslavia. The sanctions specifically exempt certain medical supplies for humanitarian purposes, a portion of which are distributed by ICN Galenika. ICN Galenika continues to apply for, and has received, licenses under the sanctions, however, the efforts to enforce sanctions create administrative burdens that slow the shipments of licensed raw materials to Yugoslavia. Shipments of imported raw materials in 1994 and 1993 were 60% and 38% of pre-sanction levels, respectively. Additionally, the sanctions have contributed to an overall deteriorating business environment in which ICN Galenika must operate.

         The sanctions provide for the freezing of bank accounts of Yugoslavian commercial and industrial entities. The implementation of sanctions may create a restriction on ICN Galenika's corporate bond security holdings of approximately $29,155,000 that are maintained in a bank outside of Yugoslavia. Of this amount $8,103,000 serves as collateral for a note payable to this bank. Management believes, however, that these funds will be available for drawdowns on lines of credit for shipments specifically licensed under the sanctions.
As a result of continuing political and economic instability within Yugoslavia, including the long-term impact of the sanctions, wage and price controls, and devaluations, there may be further limits on the availability of hard and local currency and, consequently, an adverse impact on the future operating results of the Company.

         HYPERINFLATION AND PRICE CONTROLS:

         Under existing Yugoslavian price controls imposed in July of 1992, ICN Galenika can no longer continue the unrestricted practice of increasing selling prices in anticipation of inflation. Rather, price increases must be approved by the government prior to implementation. During 1994, ICN Galenika received fewer price increases than in the past, a trend that is expected to continue, applying increased pressure on gross profit margins. The imposition of price controls along with the effect of sanctions and recurring currency devaluations resulted in reduced sales levels in the last half of 1992 and for 1993. U.S. dollar sales in 1994 were below 1993 levels due to exchange rate differences despite an increase in units sold of 20%. This trend of reduced U.S. dollar sales levels could continue as long as sanctions are in place.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


         ICN Galenika operates in a highly inflationary environment that has, prior to January 1994, experienced high levels of inflation along with large and frequent devaluations. This necessitated ICN Galenika to translate the results using daily average exchange rates. On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavian government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Deutsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and inflation and interest rates have declined from over 1 billion percent a year to a current annual rate of approximately 5% since early 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been temporary. In the near term, the positive effects of the stabilization program could reverse and a return to prior levels of hyperinflation could occur. The success of this stabilization program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

         As a result of the stabilization program and the absence of large and frequent devaluations, the net monetary asset position of ICN Galenika has increased to $25,442,000 as of December 31, 1994, representing the balance sheet increases in accounts receivable and cash from the beginning of the year. This net monetary asset position would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

         As required by Generally Accepted Accounting Principles ("GAAP"), the Company translates ICN Galenika financial results at the dividend payment rate established by the National Bank of Yugoslavia. To the extent that changes in this rate lag behind the level of inflation, sales and expenses will, at times, tend to be inflated. Future sales and expenses can substantially increase if the timing of future devaluations falls significantly behind the level of inflation. While the impact of sanctions, price controls, and devaluations on future sales and net income cannot be determined with certainty, they may, under the present political and economic environment, result in an adverse impact in the future.

         At December 31, 1994, ICN Galenika has U.S. $29,155,000 invested in corporate bond securities with a financial institution outside of Yugoslavia. These funds came from the initial cash investment made by the Company of $14,453,000 and from the sale of SPI's stock transferred to ICN Galenika by ICN, also in conjunction with the acquisition. Under the terms of the acquisition agreement, these funds were originally intended to finance business expansion. However, in light of the current economic conditions in Yugoslavia, these funds are used for letters of guarantee on ICN Galenika's raw material purchases and to collateralize the payment of dividends. These funds are encumbered by a letter of guarantee for raw material purchases, of which no amount was outstanding at December 31, 1994, and as collateral for $8,103,000 of loans, included in Notes Payable bearing interest at 6.7%, that were issued
to pay  a 1992 dividend of $10,000,000.   Other uses of these funds in the
future, such as capital investment, additional letters of guarantee, or future dividends are subject to review and licensing under the UNSC sanctions.

         As noted above, ICN Galenika paid a $10,000,000 dividend in 1992 of which the Company received 75% or $7,500,000. Yugoslavian law allows free distribution of earnings whether to domestic (Yugoslavian) or international investors. Under this law a dividend must be declared and paid immediately after year end. Earnings that are not immediately paid as a dividend can not be used for future dividends. Additionally, ICN Galenika is allowed to pay dividends out of earnings calculated under Yugoslavian Accounting Practices ("YAP"), not earnings calculated under GAAP. ICN Galenika dividends are payable in dinars which must be exchanged for dollars before the dividend is repatriated. During high levels of inflation the dinar denominated dividend could devalue substantially by the time the dividend is exchanged for dollars. Future dividends from ICN Galenika will depend

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994


heavily on future earnings and the current level of inflation at the time of the dividend. Under GAAP, ICN Galenika had accumulated earnings, which are not available for distributions, of approximately $71,592,000 at December 31, 1994. However, additional repatriation of cash could be declared from contributed capital as provided for in the original purchase agreement. In 1992, the Company made the decision to no longer repatriate the earnings of ICN Galenika and instead will use these earnings for local operations, plant expansion and reduction of debt.

13. CONCENTRATIONS OF CREDIT RISK:

         Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions and limits the amount of credit exposure to any one financial institution, however, in connection with the acquisition of ICN Galenika, the cash contributed to ICN Galenika was required, under the terms of the agreement, to be placed on deposit in a single high credit quality financial institution outside of Yugoslavia. At December 31, 1994, ICN Galenika had corporate bond securities of $29,155,000 on deposit with this financial institution.

14. INVESTMENT IN RUSSIA

          During 1993 and 1994 the Company acquired a 41% interest in Oktyabr, a Russian pharmaceutical company. The Company intends to increase its ownership interest in Oktyabr to approximately 62% through a government-sponsored investment program. Participation in this program does not require significant expenditure of future funds. Once the Company achieves its ownership goals it will begin a program to construct a new pharmaceutical manufacturing facility in Russia built pursuant to "good manufacturing
practices."   Although Russia may, in time, evolve into a large, free market oriented economy, because of the present unpredictable political, social and economic factors in Russia, the Company intends to penetrate this market in a gradual manner. There can be no assurance as to when or if the new facility will be constructed or as to its future success.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                      BALANCE AT     CHARGED TO    (CREDITED)        DEDUCTIONS      BALANCE
                                      BEGINNING      COSTS AND     TO OTHER              FROM        AT END
                                      OF PERIOD      EXPENSES      ACCOUNTS          RESERVES        OF PERIOD
                                      ---------      --------      --------          --------        ---------
YEAR ENDED DECEMBER 31, 1994

  Allowance for doubtful receivables    $  7,633      $   1,410    $   1,507           $    514    $ 10,036
                                        ========      =========    =========           ========    ========
  Reserve for inventory obsolescence    $  1,317      $   3,835    $     (48)          $  1,193    $  3,911
                                        ========      =========    =========           ========    ========


YEAR ENDED DECEMBER 31, 1993

  Allowance for doubtful receivables    $ 10,188      $  11,261    $ (13,664)(1)       $    152    $  7,633
                                        ========      =========    =========           ========    ========
  Reserve for inventory obsolescence    $  3,671      $   1,281    $    (532)          $  3,103    $  1,317
                                        ========      =========    =========           ========    ========


YEAR ENDED DECEMBER 31, 1992

  Allowance for doubtful receivables    $ 21,566      $  48,312    $ (59,569)(1)       $    121    $ 10,188
                                        ========      =========    =========           ========    ========
  Reserve for inventory obsolescence    $  3,280      $   2,456    $    (19)           $  2,046    $  3,671
                                        ========      =========    =========           ========    ========


(1) The credit to other accounts is primarily due to the impact of devaluations on the outstanding allowance for doubtful accounts. In highly inflationary countries such as Yugoslavia, a devaluation will result in a reduction of accounts receivable and a proportionate reduction in the accounts receivable allowance. The reduction of accounts receivable is recorded as a foreign currency translation loss and the reduction of the allowance is recorded as a translation gain. Shortly after a devaluation the level of accounts receivable will rise as a result of subsequent price increases. In conjunction with the rise in receivables, additions to the allowance for receivables will be made for existing doubtful accounts. This process will repeat itself for each devaluation that occurs during the year. The effect of this process results in a high level of bad debt expense that does not necessarily reflect credit risk or difficulties in collecting receivables. For the year ended 1993, ICN Galenika recorded provisions for doubtful accounts of $10,968,000 compared to $48,279,000 for 1992. The timing of devaluations has a material impact on the size of the provision for doubtful accounts. The decrease in the 1993 provision is primarily a result of devaluations occurring more frequently in the current year, smaller price increases in 1993 compared to 1992, and lower levels of accounts receivable compared to the prior year. The reduction of the accounts receivable allowance from devaluation resulted in a translation gain of $9,118,000 and $40,191,000 resulting in a net expense from bad debts and bad debt translation gain of $1,850,000 and $8,088,000 for 1993 and 1992, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

         On November 10, 1994, SPI Pharmaceuticals, Inc., ICN Pharmaceuticals, Inc. and Viratek, Inc. merged into ICN Merger Corp., and ICN Biomedicals, Inc. merged into ICN Subsidiary Corp., subsequently renamed ICN Biomedicals, Inc., a wholly-owned subsidiary of ICN Merger Corp. In connection with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. The current Board of Directors consists of sixteen members: Messrs. Barker, Bayh, Charles, Finch, Guillemin, Jerney, Jolley, Knight, Kurz, Lenagh, Manatt, Moses, Panic, M. Smith, R. Smith and Starr. The names of the sixteen directors are listed below, together with certain personal information, including the present principal occupation and recent business experience of each.

                                                                YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                                DIRECTOR OF     OTHER CORPORATE
 NAME AND PRINCIPAL OCCUPATION                          AGE     THE COMPANY     DIRECTORSHIPS
------------------------------                          ---     -----------     -------------
Norman Barker, Jr. (a)(c)(f)                             72       1988(S)       Pacific American Income Shares,
  Mr. Barker is the retired Chairman of the                                     Inc.; Southern California Edison
Board of First Interstate Bank of California                                    Company;  TCW Convertible Securities Fund,
and Former Vice Chairman of the Board of First                                  Inc.
Interstate Bankcorp.  Mr. Barker joined First
Interstate Bank of California in 1957 and was
elected President and Director in 1968, Chief
Executive Officer in 1971 and Chairman of the
Board in 1973.  He retired as Chairman of the
Board at the end of 1985.


Birch E. Bayh, Jr., Esq. (a)                             67       1992(I)       Acordia, Inc. and Simon Property Group
  Mr. Bayh is a partner in the law firm of
Bayh, Connaughton, Fensterheim & Malone.
Mr. Bayh was previously a partner of the
Indianapolis, Indiana and Washington, D.C. law
firm of Bayh, Tabbert & Capehart from April
1981 through June 1985.  From 1963 to 1981,
Mr. Bayh served as United States Senator from
the State of Indiana.

Alan F. Charles (a)(f)                                   57        1986(S)
  Mr. Charles was Vice Chancellor of
University Relations at the University of
California, Los Angeles from 1980 to 1993 and
served in various administrative capacities at
that university since 1972.

                                                                YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                                DIRECTOR OF     OTHER CORPORATE
 NAME AND PRINCIPAL OCCUPATION                          AGE     THE COMPANY     DIRECTORSHIPS
------------------------------                          ---     -----------     -------------
Robert H. Finch, Esq. (b)(e)                             69       1976(I)       Nationwide Health Properties, Inc.;
  Mr. Finch has been a partner in the                                           Continental Graphics
Pasadena, California law firm of Fleming,
Anderson, McClung & Finch since 1976.  Prior
thereto he was Counsel to the President of the
United States from 1971 to 1972, Secretary of
the United States Department of Health,
Education and Welfare from 1969 to 1972, and
Lieutenant Governor of the State of California
from 1967 to 1969.

Roger Guillemin, M.D., Ph.D. (d)                         71       1989(S)       Prizm Pharmaceuticals, Inc.
  Dr. Guillemin has been distinguished
Scientist at the Whittier Institute in La
Jolla, California since March 1989 and was
Resident Fellow and Chairman of the
Laboratories for Neuroendocrinology at the
Salk Institute in La Jolla, California, and
Adjunct Professor of Medicine at the Medical
School of the University of California at San
Diego.  Dr. Guillemin was awarded the Nobel
Prize in Medicine in 1977 and, in the same
year, was presented the National Medal of
Science by the President of the United States.
He was affiliated with the Department of
Physiology at Baylor College of Medicine in
Houston, Texas from 1952 to 1970.  Dr.
Guillemin is a member of the National Academy
of Sciences, and a Fellow of the American
Association for the Advancement of Science.
Dr. Guillemin has also served as President of
the American Endocrine Society.

Adam Jerney
  Adam Jerney is Chief Operating Officer of              53       1992(I)
ICN.  He served as Chairman of the Board and
Chief Executive Officer of ICN, SPI, Viratek
and Biomedicals from July 14, 1992 to March 4,
1993 during Milan Panic's leave of absence.
Mr. Jerney joined ICN in 1973 as Director of
Marketing Research in Europe and assumed the
position of General Manager of ICN Netherlands
in 1975.  In 1981, he was elected Vice
President - Operations and in 1987 he became
President and Chief Operating Officer of ICN.
Prior to joining ICN he spend four years with
F. Hoffmann-LaRoche & Company.

                                                                YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                                DIRECTOR OF     OTHER CORPORATE
 NAME AND PRINCIPAL OCCUPATION                          AGE     THE COMPANY     DIRECTORSHIPS
------------------------------                          ---     -----------     -------------
Weldon B. Jolley, Ph.D. (d)
  Dr. Jolley is President of Golden                      68       1960(I)
Opportunities and was President of the Nucleic
Acid Research Institute, a former division of
ICN, from 1985 to 1989.  Dr. Jolley was a Vice
President of ICN until 1990.  Prior to that,
he was, for eleven years, Professor of Surgery
at the Loma Linda University School of
Medicine in Loma Linda, California and a
physiologist at the Veterans Hospital in Loma
Linda, California.

Vernon Knight, M.D. (d)                                  77       1981(V)
  Dr. Knight is Professor at Baylor College of
Medicine in Houston, Texas.  He has also
served as a consultant to the United States
Army Medical Research Institute of Infectious
Diseases and has served as a member of the
National Institutes of Health's Task Force on
Immunization, Research and Development Panel.

Jean-Francois Kurz (c)                                   60       1989(B)       Board of Banque Pasche S.A., Geneva
  Mr. Kurz was a member of the Board of
Directors and the Executive Committee of the
Board of DG Bank Switzerland Ltd. from 1990 to
1992.  In 1988 and 1989, Mr. Kurz served as a
General Manager of TDB American Express Bank
of Geneva and from 1969 to 1988, he was Chief
Executive Officer of Banque Gutzweiler, Kurz,
Bungener in Geneva.  Mr. Kurz is also Chairman
of the Board of Banque Pasche S.A., Geneva.

Thomas H. Lenagh (b)(c)                                  73       1979(I)       Adams Express Company;
  Mr. Lenagh is an independent financial                                        U.S. Life Corporation; SCI Systems, Inc.;
advisor.  He was Chairman of the Board of                                       Gintel Funds; Irvine Sensors, Inc.; CML,
Greiner Engineering, Inc. from 1982 to 1985.                                    Inc.; Clemente Global Funds; Franklin
Mr. Lenagh served as Financial Vice President                                   Quest; V Band Corp.; Styles On Video
to the Aspen Institute from 1978 to 1980, and
since then as an independent financial
consultant.  From 1964 to 1978 he was
Treasurer of the Ford Foundation.

                                                                YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                                DIRECTOR OF     OTHER CORPORATE
 NAME AND PRINCIPAL OCCUPATION                          AGE     THE COMPANY     DIRECTORSHIPS
------------------------------                          ---     -----------     -------------
Charles T. Manatt(c)                                     58       1992(S)       Federal Express;
  Mr. Manatt is a partner in the law firm of                                    GTE;
Manatt, Phelps & Phillips, of which he was a                                    Castle & Cooke Homes
founder in 1964.  Mr. Manatt served as
Chairman of the Democratic Party from 1981 to
1985.

Stephen D. Moses (a)(e)(f)                               60       1988(S)
  Mr. Moses is Chairman of the Board of
Stephen Moses Interests.  He was formerly
Chairman of the Board of National Investment
Development Corporation and Brentwood Bank in
Los Angeles, California and a member of the
National Advisory Board of the Center for
National Policy.  Mr. Moses serves on the
Board of Visitors of Hebrew Union College as
well as the Board of Trustees of Franklin and
Marshall College and the UCLA Foundation.
From 1967 to 1971, Mr. Moses was an executive
of the Boise Cascade Corporation, serving in
several capacities, including President of
Boise Cascade Home and Land Corporation.  In
the early 1970's, Mr. Moses was President of
Flagg Communications, Inc.

Milan Panic (e)                                          65       1960(I)
  Mr. Panic, the founder of ICN, has been
Chairman of the Board, Chief Executive Officer
and President of ICN since its inception in
1960; except for a leave of absence from July
14, 1992 to March 4, 1993 while he was serving
as Prime Minister of Yugoslavia and a leave of
absence from October 1979 to June 1980.  Mr.
Panic served as Chairman of the Board and
Chief Executive Officer of SPI, Viratek and
Biomedicals from their respective inceptions
(except for such leaves of absence), and he
may be deemed to be a "control person" of the
Company.

                                                                YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                                DIRECTOR OF     OTHER CORPORATE
 NAME AND PRINCIPAL OCCUPATION                          AGE     THE COMPANY     DIRECTORSHIPS
------------------------------                          ---     -----------     -------------
Michael Smith, Ph.D. (d)                                 62       1994
  Dr. Smith is Director of the Biomedical
Research Center, a privately funded research
institute at the University of British
Columbia.  In 1993, Dr. Smith received the
Nobel Prize in Chemistry.  He has been a
career investigator of the Medical Research
Council of Canada since 1979 and is a member
of the American Endocrine Society.

Roberts A. Smith, Ph.D. (d)(e)                           66       1960(I)       Nucleic Acid Research Institute; PLC
  Dr. Smith was President of Viratek and Vice                                   Systems
President - Research and Development of SPI
through 1992.  For more than eleven years, Dr.
Smith was Professor of Chemistry and
Biochemistry at the University of California
at Los Angeles.

Richard W. Starr (b)                                     74       1983(I)
  Mr. Starr is the retired Executive Vice
President and Chief Credit Officer Worldwide
of First Interstate Bank of California.  Mr.
Starr spent 31 years with First Interstate
before retiring in 1983 and has over 44 years
of experience in commercial banking.

(B) Predecessor ICN Biomedicals, Inc. Board Member
(I) Predecessor ICN Pharmaceuticals, Inc. Board Member
(S) Predecessor SPI Pharmaceuticals, Inc. Board Member
(V) Predecessor Viratek, Inc. Board Member

(a) Member of the Compensation and Benefits Committee
(b) Member of the Audit Committee
(c) Member of the Finance Committee
(d) Member of the Science and Technology Committee
(e) Member of the Executive Committee
(f) Member of the Special Committee

         None of the directors are related by blood or marriage to one another or to an executive officer of the Company.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         The Board of Directors has a standing Executive Committee, Audit Committee, Finance Committee, Science and Technology Committee, Compensation and Benefits Committee and Special Committee, but does not have a standing nominating committee.

         The members of the Executive Committee are Messrs. Panic, Finch, Moses, and R. Smith. This Committee is empowered to act upon any matter for the Board of Directors, other than matters which may not be delegated under Delaware law. Subsequent to the Merger, the Executive Committee did not meet during the year ended December 31, 1994.

         The current members of the Audit Committee, which held one meeting during the year ended December 31, 1994, are Messrs. Starr, Lenagh and Finch. Its functions include recommending to the Board of Directors the selection of the Company's independent public accountants and reviewing with such accountants the plan and results of their audit, the scope and results of the Company's internal audit procedures and the adequacy of the Company's systems of internal accounting controls. In addition, the Audit Committee reviews the independence of the independent public accountants and reviews the fees for audit and non-audit services rendered to the Company by its independent public accountants.

         The Compensation and Benefits Committee recommends to the Board of Directors the compensation and benefits for senior management and directors, including the grant of stock options. The current members of this Committee are Messrs. Barker, Bayh, Charles and Moses. This Committee held two meetings during the year ended December 31, 1994.

         The Finance Committee oversees investment and commercial banking issues and investment guidelines. The current members of this Committee are Messrs. Barker, Kurz, Manatt and Lenagh. This Committee did not meet during the year ended December 31, 1994.

         The Science and Technology Committee formulates and oversees the scientific and technology policy of the Company. The current members of this Committee are Messrs. Guillemin, M. Smith, R. Smith, Jolley and Knight. This Committee did not meet during the year ended December 31, 1994.

         A Special Committee (the "Committee") was formed in February, 1995 to review certain issues of concern to the Shareholders, including the review of trading by executives of the Company and issues surrounding the timely disclosure of information received from the FDA regarding the Company's NDA for the use of Virazole in the treatment of chronic hepatitis C. The Committee investigation is still in progress. It is anticipated that the Committee will finalize its report and present its findings to the Board of Directors in mid-April 1995. The current members of this Committee are Messrs. Barker, Charles and Moses.

         Subsequent to the Merger, the Board of Directors met one time and all of the Board attended except Messrs. Bayh, Guillemin, Lenagh, Kurz, Manatt, Miscoll, M. Smith and Starr.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                          AGE        PRESENT POSITION WITH THE COMPANY
Milan Panic                   65         Chairman of the Board, President and Chief Executive Officer
Adam Jerney                   53         Director, Executive Vice President and Chief Operating Officer
Roberts A. Smith, Ph.D.       66         Director, Executive Vice President Research and Development
John E. Giordani              52         Executive Vice President, Chief Financial Officer and Corporate Controller
Bill A. MacDonald             47         Executive Vice President, Corporate  Development and Strategic Planning
John F. Phillips              54         Executive Vice President, Administration
David C. Watt                 42         Executive Vice President, General Counsel and Corporate Secretary
Jack L. Sholl                 53         Senior Vice President, Human Resources

         Mr. Panic is employed under an Employment Agreement (which was to be assumed by the Company) which has been extended from its expiring date of November 30, 1994 to September 30, 1995. The Company, through the proposed Compensation and Benefits Committee of its Board of Directors, and Mr. Panic are presently discussing the terms of a new employment agreement to replace the existing agreement. The Company also assumed, from the Predecessor Companies, employment agreements with Messrs. Jerney, Giordani, MacDonald, Phillips, Watt and Sholl. Each of these agreements, which were entered into in March 1993, has an initial term of three years and is automatically extended for one year terms unless either the employee or the Company elects not to extend it. These agreements also provide for certain payments if, after a change of control (as defined), the employee's employment is terminated under certain circumstances. Executive officers are elected annually.

         Milan Panic, the founder of ICN, has been Chairman of the Board, Chief Executive Officer and President of ICN since its inception in 1960; except for a leave of absence from July 14, 1992 to March 4, 1993 while he was serving as Prime Minister of Yugoslavia and a leave of absence from October 1979 to June 1980. Mr. Panic has also served as Chairman of the Board and Chief Executive Officer of SPI, Viratek and Biomedicals since their respective inceptions (except for such leaves of absence).

         Adam Jerney has served as a director of ICN, SPI, Viratek and Biomedicals since 1992. Prior to the Merger, Mr. Jerney was President and Chief Operating Officer of SPI. He served as Chairman of the Board and Chief Executive Officer of ICN, SPI, Viratek and Biomedicals from July 14, 1992 to March 4, 1993 during Milan Panic's leave of absence (as discussed below). Mr. Jerney joined ICN in 1973 as Director of Marketing Research in Europe and assumed the position of General Manager of ICN Netherlands in 1975. In 1981, he was elected Vice President Operations and in 1987 he assumed his current position. Prior to joining ICN, he spent four years with F. Hoffmann-LaRoche & Company.

         Roberts A. Smith, Ph.D., has served as a director of ICN since 1960 and as a director of Viratek since 1992. Dr. Smith was President of Viratek
and Vice President   Research and Development of SPI through 1992.  Dr. Smith
was also a director of the Nucleic Acid Research Institute from 1985 to 1989. For more than eleven years, Dr. Smith was Professor of Chemistry and Biochemistry at the University of California at Los Angeles. Dr. Smith is also a director of PLC Systems.

         John E. Giordani joined ICN in June 1986 after serving as Vice President and Corporate Controller of Revlon, Inc., in New York, New York since February 1982. Prior to the Merger, Mr. Giordani's primary duties were as Chief Financial Officer of ICN. He devoted substantial time to Biomedicals and Viratek. From 1978 until February 1982, he held Deputy and Assistant Corporate Controller positions with Revlon, Inc. He was with Peat, Marwick, Mitchell & Co. from 1969 to 1978.

         Bill A. MacDonald joined ICN in March 1982 as Director of Taxes.   In
1983, he became Vice President - Taxes and Corporate Development. In 1987, he was Senior Vice President Tax and Corporate Development, and in 1992 Executive Vice President Tax and Corporate Development. Prior to the Merger in November, 1994, he had been President of Biomedicals since March 18, 1993. From 1980 to 1982, he served as the Tax Manager of Pertec Computer Corporation. From 1973 to 1980, he was Tax Manager and Assistant Treasurer of Republic Corporation.

         John F. Phillips joined SPI in April 1988 as Senior Vice President and Chief Financial Officer. Prior to the Merger, he was Executive Vice President and Chief Financial Officer of SPI. He managed private assets and was a business consultant from January 1986 to March 1988. From June 1984 through November 1985, he was Senior Vice President and Chief Financial Officer for Playboy Enterprises, Inc. From 1978 through 1984, he was with Max Factor and Company as Senior Vice President and Financial Officer.

         David C. Watt joined ICN in March 1988 as Assistant General Counsel and Secretary. He was elected Vice President Law and Secretary in December 1988. In January 1992, Mr. Watt was promoted to Senior Vice President of ICN. On February 1, 1994, Mr. Watt was elected Executive Vice President, General Counsel and Secretary of ICN. From 1986 to 1987, he was President and Chief Executive Officer of Unitel Corporation. He also served as Executive Vice President and General Counsel and Secretary of Unitel Corporation during 1986. From 1983 to 1986, he served with ICA Mortgage Corporation as Vice President, General Counsel and Corporate Secretary. Prior to that time, he served with Central Savings Association as Assistant Vice President and Associate Counsel from 1981 to 1983 and as Assistant Vice President from 1980 to 1981.

         Jack L. Sholl joined ICN in August 1987 as Vice President, Public Relations. Prior to the Merger, he was promoted to Senior Vice President of SPI. From 1979 to August 1987, he served as Director of Financial and Media Communications with Warner-Lambert Company of Morris Plains, New Jersey, and from 1973 to 1979 as Manager, Department of Communications with Equibank, N.A. of Pittsburgh, Pennsylvania. Prior to that time, he served on the Public Relations staff of the New York Stock Exchange (1971-1973) and in editorial positions with The Associated Press (1986-1971), the last as supervising Business and Financial Editor in New York.

ITEM 11.  EXECUTIVE COMPENSATION AND RELATED MATTERS

SUMMARY COMPENSATION TABLE

    The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and the four most highly paid executive officers of ICN, for services rendered to the Predecessor Companies and ICN in all capacities during the twelve months ended December 31, 1994, 1993 and 1992.

                           SUMMARY COMPENSATION TABLE

                                                             LONG-TERM       OTHER
NAME AND                                     ANNUAL          COMPENSATION    ANNUAL            SECURITIES
PRINCIPAL POSITION                           COMPENSATION    AWARDS          COMPENSATION      UNDERLYING     ALL OTHER
WITH THE COMPANY($)(3)            YEAR       SALARY($)       BONUS($)        ($)(1)            OPTIONS (2)    COMPENSATION
------------------                ----       ------------    ------------    ------------      ----------     ------------

Milan Panic                       1994       535,000            195,626                         702,600(4)       70,603(5)
  Chairman, President             1993       535,000                 --                          60,000(4)       49,245(5)
  and Chief Executive Officer     1992       535,000          5,675,000                         900,000(4)       49,041(5)

Adam Jerney                       1994       380,000            146,719                         212,415(6)       60,741(8)
  Executive Vice                  1993       380,000             38,100                         150,000(6)       18,730(8)
  President - Chief               1992       321,821            370,000(7)                      450,000(6)       20,268(8)
  Operating Officer

Bill A. MacDonald                 1994       200,000             96,671                         105,520(9)       16,860
  Executive Vice                  1993       200,000                 --                         125,000(9)       13,496
  President Corporate             1992       168,322             90,000(7)                       30,000(9)       15,125
  Development

John E. Giordani                  1994       225,195             96,671                         55,000(10)       32,045
  Executive Vice                  1993       225,195                 --                         65,000(10)       38,886
  President Chief                 1992       210,472             90,000(7)                      30,000(10)       25,778
  Financial Officer and
  Corporate Controller

Nils Johannesson                  1994       210,000            101,671                         85,520(13)        1,517
  Former Executive Vice           1993       193,333              6,667                         15,000(13)           --
  President                       1992       120,697             74,480(7)                      15,000(13)           --

John F. Phillips                  1994       190,000             96,671                        150,519(11)        7,932
  Executive Vice                  1993       190,000                 --                         55,000(11)        7,617
  President                       1992       140,000            228,600(7)                      20,000(11)        4,200
  Administration

 (1) Unless otherwise indicated, with respect to any individual named in the above table, the aggregate amount of perquisites and other personal benefits, securities or property was less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

 (2) Includes grants of options to purchase shares of common stock of ICN ("ICN common stock"), common stock of SPI ("SPI common stock")(adjusted for stock dividend after the grant date and prior to the Merger), common stock of Viratek ("Viratek common stock") and common stock of Biomedicals ("Biomedicals common stock") and grants of options to purchase new ICN shares of common stock.

ITEM 11.  EXECUTIVE COMPENSATION AND RELATED MATTERS


 (3) Except where otherwise indicated, the amounts in this column represent matching contributions to ICN's 401(K) plan, amounts accrued under an executive deferral plan and medical benefits and medical and life insurance premiums.

 (4) Mr. Panic was granted options to purchase the following shares of ICN common stock, SPI common stock, Viratek common stock and Biomedicals common stock.

                                                ICN              SPI          VIRATEK      BIOMEDICALS
                                                ---              ---          -------      -----------
         1994                               300,000          202,600          200,000               --
         1993                                    --               --               --           60,000
         1992                                    --          400,000          200,000          300,000

         1994 post-merger options equal 465,482 shares of new ICN.

         In January 1995, the Company advanced Milan Panic $1,406,682, in regards to tax matters relating to the exercise of stock options. The advance, plus accrued interest thereon, was fully paid by March, 1995 with cash of $1,271,013 and common stock of the Company of $135,669.

         In July 1992, Milan Panic, Chairman of the Board, President and Chief Executive Officer of ICN, with the approval of ICN's Board of Directors, became Prime Minister of Yugoslavia and was granted a paid leave of absence from all duties to ICN while retaining his title as Chairman of the Board. Mr. Panic and ICN entered into a Leave of Absence and Reemployment Agreement which contained mutual obligations, requiring, among other things, that ICN reemploy Mr. Panic and that Mr. Panic return to his previous positions with ICN. Mr. Panic was succeeded as Prime Minister on March 4, 1993, and pursuant to the Leave of Absence and Reemployment Agreement, returned to his duties at ICN.

         In addition to the salaries of Mr. Panic and certain ICN employees assisting him during his leave of absence, ICN and Mr. Panic incurred certain other expenses in connection with Mr. Panic's transition to and return from his leave of absence. ICN then retained a recently retired member of the California Superior Court to review all such expenses to determine that such expenses represented a valid expense of the Company. The Judge prepared a report for the Audit Committees of ICN and SPI that indicated that these costs represented costs of the Company. Such report was reviewed and approved by these Audit Committees,

         Mr. Panic has reimbursed certain withholding taxes due as of December 31, 1992, previously advanced by ICN, in connection with the exercise of stock options, in the amount of $1,351,000. Mr. Panic paid these amounts in 1993, in the form of cash in the amount of $678,000 and Viratek common stock in the amount of $776,000 valued at fair market value.

         On April 1, 1992, the Board of Directors granted Mr. Panic a bonus of 200,000 shares of SPI common stock for his extraordinary efforts in completing the Galenika transaction. The value of these shares at the date of grant was $5,375,000. Mr. Panic sold the shares during 1993 for a realized value of $4,005,223. Additionally, in 1993, Mr. Panic realized $1,881,250 and $1,853,000 on other sales of shares of ICN common stock and SPI common stock, respectively.

 (5) In 1994, the $70,603 of "All Other Compensation" consists of the following: legal $23,835, accounting $34,045, executive medical $6,107 and life insurance $6,616. All other compensaton also includes $70,603, $39,262 and $38,242 for miscellaneous fringe benefits in 1994, 1993 and 1992, respectively. For the three years ended December 31, 1994, Mr. Panic realized $7,498,500, $4,771,220 and $1,461,306 on the exercise of stock options for ICN, SPI, and Viratek common stock, respectively. These stock option gains are not reflected in the "All Other Compensation" column.

 (6) Mr. Jerney was granted options to purchase the following shares of ICN common stock, SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

                          ICN              SPI            VIRATEK        BIOMEDICALS
                          ---              ---            -------        -----------
         1994            50,000           50,650           50,000           61,765
         1993            50,000           50,000           50,000               --
         1992           100,000          150,000          100,000          100,000

         1994 post-merger options equal 115,722 shares of new ICN.

 (7) Includes 1991 performance bonus paid in 1992 on the completion of the Galenika transaction and the early payment of the 1992 performance bonus in anticipation of the increase in federal income tax rates (which bonus would have ordinarily been paid 1993).

 (8) In 1994, the $60,741 is further broken out as follows: accounting-tax $27,871, deferred compensation interest $16,928, executive medical $8,523; 401K employee contribution $4,620, tennis club $415, and life insurance $2,384. For the three years ended December 31, 1994, Mr. Jerney realized $372,795 and $894,569 on the exercise of stock option for ICN and SPI common stock, respectively. These stock option gains are not reflected in the "All Other Compensation" column.

 (9) Mr. MacDonald was granted options to purchase the following shares of ICN common stock, SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

                          ICN              SPI            VIRATEK        BIOMEDICALS
                          ---              ---            -------        -----------
         1994           25,000           40,520            10,000          30,000
         1993           25,000           40,000            10,000          50,000
         1992               --           30,000                --              --

         1994 post-merger options equal 65,552 shares of new ICN.

(10) Mr. Giordani was granted options to purchase the following shares of ICN common stock, SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

                          ICN              SPI            VIRATEK        BIOMEDICALS
                          ---              ---            -------        -----------
         1994           25,000               --           10,000           20,000
         1993           25,000               --           10,000           30,000
         1992               --           30,000               --               --

         1994 post-merger options equal 22,179 shares of new ICN.

(11) Mr. Phillips was granted options to purchase the following shares of ICN common stock, SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

                          ICN              SPI            VIRATEK        BIOMEDICALS
                          ---              ---            -------        -----------
         1994           25,000           40,519           35,000           50,000
         1993           25,000           20,000           10,000               --
         1992               --           20,000               --               --

         1994 post-merger options equal 82,308 shares of new ICN.

(12) Dr. Johannesson has granted options to purchase the following shares of ICN common stock, SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

                                                ICN              SPI          VIRATEK      BIOMEDICALS
                                                ---              ---          -------      -----------
         1994                                25,000           40,520           20,000               --
         1993                                    --               --           15,000               --
         1992                                    --           15,000               --               --

         1994 post-merger options equal 64,613 shares of new ICN.

OPTION GRANTS

         The following table sets forth information with respect to options to purchase shares of ICN common stock, SPI common stock, Viratek common stock and Biomedicals common stock granted in 1994 adjusted for stock dividends occurring following grant and prior to November 10, 1994 to the Executive Officers. No executive officer was granted New ICN options following the Merger through December 31, 1994.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       Numbers of    Percent of
                                       Securities    Total Options                                Grant
                                       Underlying    Granted to                                   Date
                                       Options       Employees in   Exercise     Expiration       Present
Name                    Company        Granted       Fiscal Year      Price       Date (1)        Value(2)
----                    -------        -------       -----------      -----       --------        --------
Milan Panic             ICN             300,000         43.1%         $9.375       4/28/04      $ 2,181,000
                        SPI             202,600         24.6%         15.424       4/28/04        2,139,456
                        Viratek         200,000         38.5%          9.750       4/27/04        1,676,000

Adam Jerney             ICN              50,000          7.2%          9.375       4/28/04          363,300
                        SPI              50,650          6.1%         15.424       4/28/04          534,864
                        Viratek          50,000          9.6%          9.750       4/27/04          419,000
                        Biomedicals      61,765         26.1%          4.250       1/11/04          183,442

Bill A. MacDonald       ICN              25,000          3.6%          9.375       4/28/04          181,750
                        SPI              40,520          4.9%         15.424       4/28/04          427,891
                        Viratek          10,000          1.9%          9.750       4/27/04           83,800
                        Biomedicals      30,000         12.7%          4.250       1/06/04           89,100

John E. Giordani        ICN              25,000          3.6%          9.375       4/28/04          181,750
                        Viratek          10,000          1.9%          9.750       4/27/04           93,800
                        Biomedicals      20,000          8.4%          4.250       1/06/04           59,400

Nils Johannesson        ICN              25,000          3.6%          9.375       4/28/04          109,050
                        SPI              40,520          4.9%         15.424       4/28/04          427,880
                        Viratek          20,000          3.8%          9.750       4/27/04          167,600

John F. Phillips        ICN              25,000          3.6%          9.375       4/28/04          181,750
                        SPI              40,519          4.9%         15.424       4/28/04          427,880
                        Viratek          10,000          1.9%          9.750       4/27/04           83,800
                        Viratek          25,000          4.8%          7.875       6/14/04          169,250
                        Biomedicals      50,000         21.1%          4.250       6/14/04          148,500

(1) The options granted have ten year terms. The options vest according to the following schedule: 25% on the first anniversary of the date of grant and 25% on each of the next succeeding three anniversary dates of the grant date. The options were granted with an exercise price equal to the fair market value of the underlying shares on the date of grant.

(2) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to variables such as interest rates, stock price volatility and future dividend yield.

POST MERGER CONVERTED OPTION GRANT INFORMATION

         The following table sets forth information with respect to options to purchase shares described in the Option Grants in Last Fiscal Year table on the preceding page expressed here in shares of new ICN common stock to the Executive Officers, adjusted for a stock dividend occurring after grant through December 31, 1994:

                       OPTION GRANTS IN LAST FISCAL YEAR
                    (EXPRESSED IN CONVERTED NEW ICN SHARES)

                                       Numbers of    Percent of
                                       Securities    Total Options                                Grant
                                       Underlying    Granted to                                   Date
                                       Options       Employees in   Exercise     Expiration       Present
Name                    Company        Granted       Fiscal Year      Price         Date          Value
----                    -------        -------       -----------      -----         ----          -----
Milan Panic             ICN             156,794         43.1%       $ 17.9374      4/28/04      $ 2,181,000
                        SPI             206,813         24.6%         15.1102      4/28/04        2,139,456
                        Viratek         101,875         38.5%         19.1410      4/27/04        1,676,000
                        -------         -------         -----         -------      -------        ---------
    Total  New ICN                      465,482                                                   5,996,456

Adam Jerney             ICN              26,131          7.2%         17.9394      4/28/04          363,300
                        SPI              51,703          6.1%         15.1102      4/28/04          534,864
                        Viratek          25,468          9.6%         19.1410      4/27/04          419,000
                        Biomedicals      12,420         26.1%         21.1340      1/11/04          183,442
                        -----------      ------         -----         -------      -------          -------
    Total New ICN                       115,722                                                   1,500,806

Bill A. MacDonald       ICN              13,065          3.6%         17.9374      4/28/04          181,750
                        SPI              41,362          4.9%         15.1102      4/28/04          427,891
                        Viratek           5,093          1.9%         19.1410      4/27/04           83,800
                        Biomedicals       6,032         12.7%         21.1340      1/06/04           89,100
                        -----------       -----        ------         -------      -------          -------
    Total New ICN                        65,552                                                     782,541

John E. Giordani        ICN              13,065          3.6%         17.9374      4/28/04          181,750
                        Viratek           5,093          1.9%         19.1410      4/27/04           93,800
                        Biomedicals       4,021          8.4%         21.1340      1/06/04           59,400
                        -----------       -----          ----         -------      -------           ------
    Total New ICN                        22,179                                                     334,950

Nils Johannesson        ICN              13,065          3.6%         17.9374      4/28/04          109,050
                        SPI              41,361          4.9%         15.1102      4/28/04          427,880
                        Viratek          10,187          3.8%         19.1410      4/27/04          167,600
                        -------          ------          ----         -------      -------          -------
    Total New ICN                        64,613                                                     704,530

John F. Phillips        ICN              13,065          3.6%         17.9374      4/28/04          181,750
                        SPI              41,362          4.9%         15.1102      4/28/04          427,880
                        Viratek           5,093          1.9%         19.1410      4/27/04           83,800
                        Viratek          12,734          4.8%         15.4600      6/14/04          169,250
                        Biomedicals      10,054         21.1%         17.4045      6/14/04          148,500
                        -----------      ------         -----         -------      -------          -------
    Total New ICN                        82,308                                                   1,011,180

 (1) The options granted have ten year terms. The options vest according to the following schedule: 25% on the first anniversary of the date of grant and 25% on each of the next succeeding three anniversary dates of the grant date. The options were granted with an exercise price equal to the fair market value of the underlying shares on the date of grant.

 (2) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to variables such as interest rates, stock price volatility and future dividend yield.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to each of the Predecessor Companies regarding (i) stock option exercises by the Named Executive Officers during 1994 and (ii) unexercised stock options held by the Named Executive Officers at February 28, 1995:

                          AGGREGATED OPTION EXERCISES
                  IN 1994 AND FEBRUARY 28, 1995 OPTION VALUES

                                                                       Number of Unexercised             Value of Unexercised
                                                                       Securities Underlying             In-the-Money Options
                                        Shares                           Options at 2/28/95                  at 2/28/95
                                        Acquired     Value          ----------------------------     ----------------------------
    Name                     Company    Exercise     Realized(1)    Exercisable    Unexercisable     Exercisable    Unexercisable
    ----                     -------    --------     -----------    -----------    -------------     -----------    -------------
    Milan Panic              New ICN         --      $    --         971,658          394,961        $2,141,274        $    --

    Adam Jerney              New ICN         --           --         363,703          319,003           784,509        513,123

    Bill A. MacDonald        New ICN         --           --          98,032           99,434           200,864        145,057

    John E. Giordani         New ICN         --           --          66,335           42,188           101,872         23,365
                             SPI          7,155       79,329              --               --                --             --

    Nils Johannesson         New ICN         --           --          28,678           60,988             7,540          7,539

    John Phillips            New ICN      2,463       44,742          70,704          101,533           100,752         86,480

(1) Difference between the fair market value of common stock of the respective Predecessor Company at the date of exercise and the exercise price.

(2) Difference between the fair market value of the shares of common stock of each of the Predecessor Companies on February 28, 1995 and the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of February 28, 1995, certain information regarding the beneficial ownership of New ICN common stock and the percent of shares owned beneficially by each Named Executive Officer and all directors and executive officers of New ICN as a group:

Identity of                                  Number of Shares and Nature
Owner                                        of Beneficial Ownership       Percentage
or Group                                     of ICN Common Stock           of Class
--------                                     -------------------           --------
Norman Barker, Jr.                               32,567 (3)                      (2)
Birch E. Bayh, Jr.                               18,657 (4)                      (2)
Alan F. Charles                                  14,708 (5)                      (2)
Robert H. Finch                                  13,272 (6)                      (2)
Roger Guillemin, M.D., Ph.D.                     42,608 (7)                      (2)
Adam Jerney                                     413,454 (8)                      (2)
Weldon B. Jolley, Ph.D.                         141,230 (9)                      (2)
Vernon Knight, M.D.                              18,387 (10)                     (2)
Jean-Francois Kurz                                2,714 (11)                     (2)
Thomas H. Lenagh                                  6,724 (12)                     (2)
Charles T. Manatt                                13,922 (13)                     (2)
James P. Miscoll                                 13,922 (14)                     (2)
Stephen D. Moses                                 13,922 (15)                     (2)
Milan Panic                                   1,217,276 (16)                     (2)
Michael Smith, Ph.D.                              1,306 (17)                     (2)
Roberts A. Smith, Ph.D.                         134,508 (18)                     (2)
Richard W. Starr                                 22,273 (19)                     (2)
John E. Giordani                                 74,123 (20)                     (2)
Bill A. MacDonald                               104,095 (21)                     (2)
John F. Phillips                                121,441 (22)                     (2)
Nils Johannesson                                 12,524 (23)                     (2)
Directors and executive officers
   of the Company as a group (27 persons)     2,594,930 (24)


 (1) Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. However, under the laws of California and certain other states, personal property owned by a married person may be community property which either spouse may manage and control, and the Company has no information as to whether any shares shown in this table are subject to community property laws.

 (2)     Less than 1%

 (3) Includes 29,589 shares of ICN common stock which Mr. Barker has the right to acquire upon the exercise of currently exercisable stock options.

 (4) Includes 18,657 shares of ICN common stock which Mr. Bayh has the right to acquire upon the exercise of currently exercisable stock options.

 (5) Includes 13,922 shares of ICN common stock which Mr. Charles has the right to acquire upon the exercise of currently exercisable stock options.

 (6) Includes 13,219 shares of ICN common stock which Mr. Finch has the right to acquire upon the exercise of currently exercisable stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - CONTINUED

 (7) Includes 42,086 shares of ICN common stock which Dr. Guillemin has the right to acquire upon the exercise of currently exercisable stock options.

 (8) Includes 370,389 shares of ICN common stock which Mr. Jerney has the right to acquire upon the exercise of currently exercisable stock options.

 (9) Includes 136,004 shares of ICN common stock which Dr. Jolley has the right to acquire upon the exercise of currently exercisable stock options.

(10) Includes 6,686 shares of ICN common stock which Dr. Knight has the right to acquire upon the exercise of currently exercisable stock options.

(11) Includes 2,714 shares of ICN common stock which Mr. Kurz has the right to acquire upon the exercise of currently exercisable stock options.

(12) Includes 2,714 shares of ICN common stock which Mr. Lenagh has the right to acquire upon the exercise of currently exercisable stock options.

(13) Includes 13,922 shares of ICN common stock which Mr. Manatt has the right to acquire upon the exercise of currently exercisable stock options.

(14) Includes 13,922 shares of ICN common stock which Mr. Miscoll has the right to acquire upon the exercise of currently exercisable stock options.

(15) Includes 13,922 shares of ICN common stock which Mr. Moses has the right to acquire upon the exercise of currently exercisable stock options.

(16) Includes 971,658 shares of ICN common stock which Mr. Panic has the right to acquire upon the exercise of currently exercisable stock options.

(17) Includes 1,306 shares of ICN common stock which Dr. Michael Smith has the right to acquire upon the exercise of currently exercisable stock options.

(18) Includes 99,476 shares of ICN common stock which Dr. Roberts A. Smith has the right to acquire upon the exercise of currently exercisable stock options.

(19) Includes 16,986 shares of ICN common stock which Mr. Starr has the right to acquire upon the exercise of currently exercisable stock options.

(20) Includes 66,335 shares of ICN common stock which Mr. Giordani has the right to acquire upon the exercise of currently exercisable stock options.

(21) Includes 98,032 shares of ICN common stock which Mr. MacDonald has the right to acquire upon the exercise of currently exercisable stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - CONTINUED


(22) Includes 72,041 shares of ICN common stock which Mr. Phillips has the right to acquire upon the exercise of currently exercisable stock options.

(23) Includes 12,524 shares of ICN common stock which Dr. Johannesson has the right to acquire upon the exercise of currently exercisable stock options.

(24) Includes 2,170,233 shares of ICN common stock which certain directors and officers have the right to acquire upon the exercise of currently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

COMPENSATION PURSUANT TO STOCK OPTION PLANS OF THE PREDECESSOR COMPANIES

  ICN

         As of November 10, 1994, under ICN's 1981 Employee Incentive Stock Option Plan (which terminated in 1991) options to acquire 25,378 shares of ICN common stock were outstanding and 25,378 shares were exercisable (at prices ranging from $3.00 to $5.50). There were no options exercised during 1994. There were options to acquire 30,256 shares of ICN common stock exercised during 1993 at $4.65 per share. There were options to acquire 2,250 shares of ICN common stock exercised during 1992 at $3.00.

         Pursuant to non-qualified stock option agreements with key employees and officers of ICN, options to acquire 214,363 shares of ICN common stock were outstanding (at prices ranging from $3.00 to $5.75) of which options to acquire 170,363 shares of ICN common stock were exercisable at November 10, 1994.
There were options to acquire 250 shares exercised during 1994 at an average price of $5.75. There were options to acquire 153,808 shares exercised during 1993 at an average price of $4.736. There were options to acquire 181,855 shares exercised during 1992 at an average price of $3.55.

         During 1992, the stockholders of ICN approved the 1992 ICN Non-Qualified Stock Option Plan (the "1992 ICN Non-Qualified Plan") and the 1992 ICN Employee Incentive Stock Plan (the "1992 ICN Incentive Plan"), reserving 500,000 shares per plan of ICN common stock for issuance to employees and directors of ICN. ICN has granted options for shares under both plans. Options under both plans are exercisable over a period to be determined by the Compensation Committee, which shall not exceed ten years from the date of grant and will expire at the end of the option period.

         As of November 10, 1994, options to acquire 642,250 shares of ICN common stock were outstanding under the 1992 ICN Non-Qualified Plan (at prices ranging from $6.375 to $22.875) of which 34,500 were exercisable at November 10, 1994. Options to acquire 359,000 shares of ICN common stock were outstanding under the 1992 ICN Incentive Plan (at prices ranging from $6.375 to $9.50) of which 62,500 were exercisable at November 10, 1994. There were no options exercised under either plan during 1994.

  SPI

         As of November 10, 1994, under SPI's 1982 Incentive Stock Option Plan (the "1982 ISO Plan") (which terminated in 1992) options to acquire 1,001 shares of SPI common stock were outstanding and exercisable at a price of $4.71 per share. There were 405 shares exercised in 1994 at $4.71 per share.

         Pursuant to the 1982 Non-Qualified Stock Option Plan (the "1982 SPI Non-Qualified Plan") as of November 10, 1994, there were options to acquire 826,070 shares of SPI common stock outstanding (at prices ranging from $0.62 to $29.45 per share) of which 659,864 shares were exercisable at November 10, 1994. During 1994, 51,719 options were exercised at an average price of $6.57 per share of SPI common stock.

         As of November 10, 1994, under SPI's 1992 Incentive Stock Option Plan (the "1992 SPI Incentive Plan") options to acquire 541,464 shares of SPI common stock were outstanding (at prices ranging from $9.02 to $24.05 per share) of which 183,112 shares were exercisable. During 1994, there were 416 shares exercised at $24.06 per share.

         As of November 10, 1994, under SPI's 1992 Non-Qualified Stock Option Plan (the "1992 SPI Non-Qualified Plan"), options to acquire 2,204,849 shares of SPI common stock were outstanding (at prices ranging from $9.33 to $29.11 per share) of which 811,396 shares were exercisable. During 1994, there were 5,912 shares exercised at an average of $9.42 per share.

COMPENSATION PURSUANT TO STOCK OPTION PLANS OF THE PREDECESSOR COMPANIES

  Viratek

         As of November 10, 1994, under Viratek's 1980 Stock Option Plan and the 1982 Non-Qualified Stock Option Plan (the "1982 Viratek Non-Qualified Plan") (which terminated in 1992) options for 331,222 shares were outstanding (at prices ranging from $2.023 to $4.52 per share) of which 325,973 shares were exercisable. During 1994, 7,350 shares were exercised at an average price of $4.29 per share.

         As of November 10, 1994 under Viratek's 1992 Incentive Stock Option Plan (the "1992 Viratek ISO Plan") options to acquire 450,250 shares of Viratek common stock were outstanding (at prices ranging from $7.61 to $21.19 per share) of which 186,376 shares were exercisable. During 1994, there were no exercises.

         As of November 10, 1994, under Viratek's 1992 Non-Qualified Stock Option Plan (the "1992 Viratek Non-Qualified Plan") options to acquire 659,625 shares of Viratek common stock were outstanding (at prices ranging from $6.42 to $13.21 per share) of which 55,784 shares were exercisable. During 1994, there were 10,500 shares exercised at $10.48 per share.

  Biomedicals

         As of November 10, 1994, under Biomedicals' 1983 Incentive Stock Option Plan (the "1983 Biomedicals ISO Plan") (which terminated in 1993) options to acquire 323,260 shares of Biomedicals common stock were outstanding of which 226,760 shares were exercisable (at prices ranging from $3.125 to $10.50 per share). There were no exercises in 1994.

         Pursuant to the 1983 Non-Qualified Stock Option Plan (the "1983 Biomedicals Non-Qualified Plan"), as of November 10, 1994, there were options to acquire 208,190 shares of Biomedicals common stock outstanding (at prices ranging from $4.38 to $9.27 per share) of which 190,690 options were exercisable. There were no options exercised in 1994.

         At November 10, 1994, under the Biomedicals 1992 Incentive Stock Option Plan (the "1992 Biomedicals Incentive Plan") options to acquire 501,250 shares of Biomedicals common stock were outstanding (at prices ranging from $3.25 to $4.25 per share) of which 84,437 options were exercisable. During 1994, there were 18,000 shares exercised at $3.25 per share.

         At November 10, 1994 , under the Biomedicals 1992 Non-Qualified Stock Option Plan (the "1992 Biomedicals Non-Qualified Plan"), options to acquire 544,265 shares of Biomedicals common stock were outstanding (at prices ranging from $3.25 to $7.00 per share) of which there were 232,500 options exercisable. During 1994, there were no exercises.

Plan Amendments

         At each of the Annual Meetings of Stockholders held to consider the Merger Agreement, the stockholders of each of the Predecessor Companies approved amended and restated Stock Option Plans. The amendments, among other things, increased the amount of shares available for grant under the plans. ICN amended its 1992 Non-Qualified Plan to increase the number of shares available for grant thereunder from 500,000 to 1,250,000 and amended its 1992 Incentive Plan to increase the number of shares available for

COMPENSATION PURSUANT TO STOCK OPTION PLANS OF THE PREDECESSOR COMPANIES (CONTINUED)


grant thereunder from 500,000 to 750,000. SPI amended its 1992 Non-Qualified Plan to increase the number of shares available for grant thereunder from 1,000,000 to 3,000,000 and amended its 1992 Incentive Plan to increase the number of shares available for grant thereunder from 500,000 to 1,000,000. Viratek amended its 1992 Non-Qualified Plan to increase the number of shares available for grant thereunder from 500,000 to 1,000,000 and amended its 1992 ISO Plan to increase the number of shares available for grant thereunder from 500,000 to 1,000,000. Biomedicals amended its 1992 Non-Qualified Plan to increase the number of shares available for grant thereunder from 500,000 to 1,000,000 and amended its 1992 Incentive Plan to increase the number of shares available for grant thereunder from 500,000 to 1,000,000. Upon consummation of the Merger, New ICN will assume all options outstanding under these Stock Option Plans. See "Principal Stockholders."

COMPENSATION OF DIRECTORS OF THE PREDECESSOR COMPANIES AND NEW ICN

         Members of the Board of Directors of ICN, other than employees, were paid an annual fee of $22,000, payable quarterly, plus a fee of $500 for every Board meeting attended and an additional fee of $500 for every committee meeting attended, and were reimbursed for their out-of-pocket expenses in attending meetings. During 1994, Mr. Bayh, or the firm with which he is affiliated, received legal or consulting fees from ICN in the amount of $80,688. Dr. Guillemin received $94,000 from SPI for consulting services rendered. Dr. M. Smith received $28,000 in 1994 from ICN for consulting services rendered. In addition, non-employee directors on the first business day following each annual meeting of stockholders were granted options to purchase 10,000 shares of ICN common stock pursuant to the 1992 ICN Non-Qualified Plan.

         Members of the Board of Directors of SPI, other than employees, were paid an annual fee of $20,000 in 1994. In addition, all members other than Mr. Panic and Mr. Jerney received fees in the amount of $500 per Board meeting and $500 per committee meeting actually attended, and were reimbursed for their out-of-pocket expenses in attending meetings. In addition, non-employee directors on the first business day following each annual meeting of shareholders were granted options to acquire 10,000 shares of SPI common stock on such date pursuant to the 1992 SPI Non-Qualified Plan.

         Members of the Board of Directors of Viratek, other than employees, were paid an annual fee of $20,000, payable quarterly, plus a fee of $500 for every Board meeting and $500 for every committee meeting actually attended, and were reimbursed for their out-of-pocket expenses in attending meetings. Dr. Jolley received $1,000 for a Scientific Advisory Committee meeting and Dr. R. Smith received $1,000 for a Scientific Advisory Committee meeting. Dr. Knight is a professor at Baylor. ICN has a royalty agreement with Baylor (see "Certain transactions") and SPI paid a royalty of $741,000 in 1994. In addition, non-employee directors on the first business day following each annual meeting of shareholders were granted options to acquire 10,000 shares of Viratek common stock on such date pursuant to the Viratek 1992 Non-Qualified Plan.

         Members of the Board of Directors of Biomedicals, other than employees, were paid an annual fee of $20,000 in 1994. In addition, all members other than employees received fees in the amount of $500 per Board meeting and $300 per committee meeting actually attended, and were reimbursed for their out-of-pocket expenses. In addition, non-employee directors on the first business day following each annual meeting of shareholders were granted options to acquire 10,000 shares of Biomedicals common stock pursuant to the 1992 Biomedicals Non-Qualified Plan.

         Members of the Board of Directors of New ICN, other than employees, were paid $500 each for the Board meetings attended. See above Predecessor Company information for a description of any director's compensation beyond board fees paid in 1994.

CERTAIN EMPLOYMENT AGREEMENTS

         On March 18, 1993, the Board of Directors of ICN adopted Employment Agreements ("Employment Agreements") which contained "Change in Control" benefits for six current key senior executive officers of ICN. The executives include Messrs. Jerney, Giordani, MacDonald and Watt, former officers of ICN, and Messrs. Phillips and Sholl, former officers of SPI. The Employment Agreements were assumed by New ICN.

         The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened Change in Control. Each agreement has an initial term ending March 30, 1996 and is automatically extended for one year terms each year thereafter unless either the executive or ICN elects not to extend it (provided that any notice by ICN not to extend the agreement cannot cause the agreement to be terminated prior to the expiration of the third anniversary of the date of any Change in Control). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary and bonus (and certain other benefits) if the executive's employment is terminated without cause, following a Change in Control of ICN or a subsidiary, as the case may be, or if the executive terminates employment for certain enumerated reasons (including a significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location) or the executive leaves ICN for any reason or without reason during a sixty day period commencing six months after the Change in Control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

         For purposes of the Employment Agreements, a "Change in Control" means any of the following events: (i) the acquisition (other than from ICN) by any person, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 20% or more of the combined voting power of ICN's then outstanding voting securities; (ii) the existing Board of Directors cease for any reason to constitute at least two-thirds of the Board, unless the election, or nomination for election by ICN's stockholders, of any new director was approved by a vote of at least two-thirds of the existing Board of Directors; or (iii) approval by stockholders of ICN of (a) a merger or consolidation involving ICN if the stockholders of ICN, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than 80% of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of ICN outstanding immediately before such merger or consolidation, or (b) a complete liquidation or dissolution of ICN or an agreement for the sale or other disposition of all or substantially all of the assets of ICN. Removal of ICN's Board of Directors would also constitute a Change in Control under the Employment Agreements. If the employment of such key senior executives is terminated under any of the circumstances described above following a Change in Control, the executives would be entitled to receive the following amounts (based upon present compensation): Adam Jerney $2,092,623; John Giordani $1,238,277; Bill MacDonald $1,179,486 and John Phillips $1,180,251. In addition, the vesting of certain options granted to the executives would be accelerated. The value of the accelerated options would depend upon the market price of the shares at that time.

         In connection with the Merger, each of the senior executives has executed an agreement waiving the effect under the Employment Agreements of any Change in Control which may be deemed to arise as a result of the Merger.

PANIC EMPLOYMENT AGREEMENT

         ICN and Milan Panic entered into an Employment Agreement effective October 1, 1988, which, as amended and extended, terminates on September , 1995 (the "Panic Employment Agreement"). The base amount of salary for Mr. Panic was determined by the Compensation Committee of the Board of Directors of ICN in 1988. In setting the base amount, the Compensation Committee took into consideration Mr. Panic's then- current base salary, the base salaries of chief executives of companies of similar scope and complexity and the Compensation Committee's desire to retain Mr. Panic's services, given his role as founder of ICN. The Panic Employment Agreement provides for an annual salary, currently $535,000, with an annual 7% increase payable under certain circumstances. The Panic Employment Agreement provides that during the period of his employment, Mr. Panic will not engage in businesses competitive with ICN without the approval of the Board of Directors. Under the Panic Employment Agreement, Mr. Panic agreed to waive and eliminate retirement benefits contained in his prior employment contract with ICN. Instead, Mr. Panic may, at his option, retire upon termination of the Panic Employment Agreement.

         Upon retirement, Mr. Panic has agreed to provide consulting services to ICN for $120,000 per year, which amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement not to exceed his salary at the date of retirement (currently estimated to be in excess of $535,000 per year, as adjusted). Mr. Panic's agreement to provide consulting services to ICN is a lifetime agreement. The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by ICN. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation provision in the event of a Change in Control of ICN. The Panic Employment Agreement provides that if within two years after a Change in Control of ICN, Mr. Panic's employment with ICN is terminated, except as a result of death, disability or illness, or if Mr. Panic leaves the employ of ICN within such two-year period, then Mr. Panic will receive as severance compensation, five times his annual salary, as adjusted, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement. A Change in Control of ICN would occur, for purposes of the Panic Employment Agreement, if (i) a Change in Control shall occur of a nature which would be required to be reported in response to
Item 6(e) of Schedule 14A under the Exchange Act (for purposes of that Item, "control" is defined as the power to direct or cause the direction of the management and policies of ICN, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no Change in Control has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of ICN representing 15% or more of the combined voting power of ICN's then outstanding securities; (iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute a majority of ICN's Board of Directors; or (iv) shares of ICN common stock cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by ICN's stockholders was previously approved, or is approved within thirty days of such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If Mr. Panic's employment is terminated under any of the circumstances described above following such a Change in Control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) $2,675,000.

         In connection with the Merger, Mr. Panic has executed an agreement waiving the effect under the Panic Employment Agreement of any Change in Control which may be deemed to arise as a result of the Merger. Upon consummation of the Merger, the Panic Employment Agreement will be assumed by New ICN. New ICN through the proposed Compensation and Benefits Committee of its Board of Directors and Mr. Panic are presently discussing the terms of a new employment agreement to replace the existing agreement upon its expiration. No terms of the new agreement have been determined as of the date hereof.

COMPENSATION REPORT

         The Compensation Committee ("Committee") is composed of four independent non-employee directors, Messrs. Barker, Bayh, Charles and Moses.

         The following statement made by the members of the Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

   COMPENSATION PHILOSOPHY

         The Board of Directors adopts an annual budget and financial plan which incorporates the goals and objectives to be achieved by the Company and the specific operating units. The goals focus on growth in operating income and growth in earnings per share. Each executive is responsible for the performance of their unit in relation to the plan. Specific goals and objectives for each executive are reviewed by the executive and their supervisor. In reviewing the annual performance which will determine the executive's compensation, the supervisor assesses a performance grade based on the pre-set performance objectives. This assessment is used to determine base salary for the following fiscal year. Eligibility for bonus awards was based on the pre-set performance guidelines and growth in operating income and earnings per share. However, bonuses may be paid even when these objective standards are not met if specific contributions by an employee merit a bonus or the reasons for failure to meet the objective standards are beyond the control of the Company and/or the employee. Stock options are granted based on a program developed for the Company by Towers Perrin, a compensation consulting company. Each individual's base number of options is derived from a formula which ties to their base salary. The Committee may then consider the achievement of individual as well as corporate performance goals in determining the ultimate number of options granted.

         The compensation of executives consists of salary, a bonus plan to reward performance and a long-term incentive stock option program.

   BASE SALARY

         Salaries are paid within certain grades which are established by the Human Resources Department reviewing data of other like companies in the same industry. The Company reviewed salary surveys prepared by Towers Perrin.
These surveys did not state which companies participated in the surveys. The salary levels were in the median of compensation for similar positions. Grades are updated to reflect changes in the marketplace. The salaries of executives are reviewed on an annual basis by supervisory managers and the Committee.

   BONUS PLAN

         The Company has adopted an Incentive Bonus Plan which is based on target goals of growth in both operating income and earnings per share. Individual performance goals are compared against the target goals established. Recommendations are made by individual supervisors and approved by the Committee.

   LONG-TERM STOCK INCENTIVE PLANS

         Stock options are granted as long range incentives to executives. Options vest over a ten year period. Options are granted at fair market value. The amount of options granted is tied to salary and performance and each grant is evaluated. No grant to executives is automatic.

         The Committee determines the compensation of the Chief Executive Officer based on a number of factors. The goal of the Committee is to grant compensation consistent with compensation granted to other chief executive officers of companies in the same industry. The Chief Executive Officer's compensation is based on a contract comprised of a base salary and based on the Company's performance. Special one-time bonuses will be paid, at the Committee's discretion, based on special contributions made to the Company.
Mr. Milan Panic is compensated by ICN pursuant to an employment agreement with ICN (See "Executive Compensation"). Substantial bonuses are approved by the Board of Directors.

                                             Compensation and Benefits Committee
                                                     Norman Barker
                                                     Senator Birch Bayh
                                                     Alan F. Charles
                                                     Stephen D. Moses

                               PERFORMANCE GRAPH

         The following compares ICN's cumulative total stock return on the shares with the cumulative return on the Standard & Poor's 500 Stock Index and the 5-Stock Custom Composite Index for the five years ended December 31, 1994. The graph assumes that the value of the investment of the ICN Common Stock in each index as $100 at December 31, 1989 and that all dividends were reinvested. The cumulative total return for ICN Pharmaceuticals is based on an initial investment in SPI Pharmaceuticals beginning December 31, 1989 until its merger with ICN Pharmaceuticals on November 11, 1994. The cumulative total return from November 11, 1994 until December 31,1994 is based upon the performance of ICN Pharmaceuticals (New).


                           CUMULATIVE TOTAL RETURNS
          BASED ON REINVESTMENT OF $100 BEGINNING DECEMBER 31, 1988



                                   [CHART]



                       SOURCE: GEORGESON & COMPANY INC.

                                                                        CUSTOM
 MEASUREMENT PERIOD                   ICN                  S&P      COMPOSITE INDEX
(FISCAL YEAR COVERED)           PHARMACEUTICALS, INC.     500(R)       (5 STOCKS)
12/89                                $100                 $100           $100
12/90                                $118                 $ 97           $129
12/91                                $524                 $126           $272
12/92                                $193                 $136           $208
12/93                                $280                 $150           $158
12/94                                $355                 $152           $196

The 5-Stock Custom Composite Index includes Allergan Inc., Carter Wallace Inc.,
    Amgen Inc., Forest Labs Inc.--Class A, and Syntex Corp.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)  1.  FINANCIAL STATEMENTS

                 Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data", included elsewhere in the Form 10-K.

     2.  FINANCIAL STATEMENT SCHEDULE

                 Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under
                 Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

3.  EXHIBITS

     3.1.        Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement No.
                 2-84984 on Form S-1, which is incorporated herein by reference.

     3.2.        Certificate of Amendment of Certificate of Incorporation, dated May 10, 1985, previously filed as Exhibit 3.2 to Registration Statement No. 2-99069, which is incorporated herein by reference.

     3.3.        Certificate of Amendment of Certificate of Incorporation, dated December 24, 1986, previously filed as
                 Exhibit 3.3 to annual report on Form 10-K for the year ended November 30, 1986, which is incorporated herein by reference.

     3.4.        Bylaws of ICN, previously filed as Exhibit 3.2 to Registration Statement No. 2-84984 on Form S-1, which is incorporated herein by reference.  Amendment of bylaws approved by stockholders on November 21, 1986, previously filed as Exhibit 3.4 to annual report on Form 10-K for the year ended November 30, 1986, which is incorporated herein by reference.

    10.1.        Tax Sharing Agreement dated as of January 1, 1983, between ICN Pharmaceuticals, Inc. and SPI Pharmaceuticals,
                 Inc., previously filed as Exhibit 10.7 to Registration Statement No. 2-84984 on Form S-1, which is incorporated herein by reference.

    10.2.        1982 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.9 to Registration Statement No.
                 2-84984 on Form S-1, which is incorporated herein by reference.

    10.3.        1982 Non-Qualified Stock Option Plan, previously filed as Exhibit 10.10 to Registration Statement No. 2-84984 on Form S-1, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED


    10.4.        Agreement for the Transfer of Inventory and Operating Functions of Viratek, Inc. to SPI Pharmaceuticals,
                 Inc., dated as of November 27, 1985 between Viratek, Inc. and SPI Pharmaceuticals, Inc., previously filed as
                 Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.5.        Xr Capital Holding Trust Instrument between ICN Pharmaceuticals, Inc. and Ansbacher (C.I.) Limited dated as of September 17, 1986; Subscription Agreement between Ansbacher (C.I.) Limited, ICN Pharmaceuticals, Inc.,
                 SPI Pharmaceuticals, Inc., and Banque Gutzwiller, Kurz, Bungener S.A. and the other financial institutions named therein dated as of September 17, 1986; Bond Issue Agreement between ICN Pharmaceuticals, Inc. and
                 Ansbacher (C.I.) Limited dated as of September 17, 1986; and Exchange Agency Agreement between ICN
                 Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. Banque Gutzwiller, Kurz, Bungener S.A., and the other financial institutions named therein dated as of September 17, 1986, previously filed as Exhibit 10.24 to the
                 Company's Annual Report on Form 10-K for the year ended November 30, 1986, which is incorporated herein by reference.

    10.6.        Pro forma deed of sale of shares representing 100 percent of Capital Stock of Laboratorios Hubber, S.A.
                 between ICN Pharmaceuticals, Holland B.V., Patrimonio Del Estado, an agency of the Spanish government, and
                 Rumasa, S.A., previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 18,
                 1987, previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1992, which is incorporated herein by reference.

    10.7.        License Agreement between SPI Pharmaceuticals, Inc. and Viratek, Inc., dated as of December 1, 1990, previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1994, which is incorporated herein by reference.

    10.8.        Tax Sharing Agreement effective June 1, 1990 between ICN Pharmaceuticals, Inc. and SPI Pharmaceuticals, Inc.
                 previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended November 30,
                 1990, which is incorporated herein by reference.

    10.9.        Pledge Agreement dated November 30, 1990 between ICN Pharmaceuticals, Inc. and SPI Pharmaceuticals, Inc.
                 previously filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended November 30,
                 1990, which is incorporated herein by reference.

    10.10.       Foundation Agreement between SPI Pharmaceuticals, Inc. and ICN Galenika dated November 22, 1990 previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended November 30, 1990, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED


    10.11.       Closing Date Agreement between SPI Pharmaceuticals, Inc. and ICN Galenika dated April 26, 1991, previously filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.12.       Asset Transfer Agreement between Viratek, Inc. and SPI Pharmaceuticals, Inc. dated April 26, 1991, previously filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.13.       Asset Transfer Agreement between ICN Pharmaceuticals, Inc. and SPI Pharmaceuticals, Inc. dated April 26,
                 1991, previously filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1991, which is incorporated herein by reference.

    10.14.       Amendment to Foundation Agreement between SPI Pharmaceuticals, Inc. and ICN Galenika dated December 31, 1991, previously filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1991, which is incorporated herein by reference.

    10.15.       Additional Amendment to Foundation Agreement between SPI Pharmaceuticals, Inc. and ICN Galenika dated
                 February 27, 1992, previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.16.       Letter of Credit issued by SPI Pharmaceuticals, Inc. in favor of  ICN Galenika previously filed as Exhibit
                 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.17        1992 Employee Incentive Stock Option Plan and Employee Incentive Stock Option Agreement Thereunder previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.18        1992 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement Thereunder previously filed as
                 Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.19        Leave of Absence and Reemployment Agreement between SPI Pharmaceuticals, Inc. and Milan Panic dated July 25,
                 1992, previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1992, which is incorporated herein by reference.

    10.20        License Agreement between Viratek, Inc. and SPI Pharmaceuticals, Inc. dated December 1, 1990, previously filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED


    10.21        Application for Registration, Foundation Agreement, Joint Venture - ICN Oktyabr previously filed as Exhibit
                 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.22        Charter of the Joint Stock Company - ICN Oktyabr previously filed as Exhibit 10.47 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.23        Supplemental Agreement to Subscription Agreement, dated October 14, 1994 between ICN Subsidiary Corp., ICN
                 Merger Corp., DG Bank (Schweiz) AG and Bank Leu AG.

    10.24        Supplemental Agreement to Conversion Agency Agreement dated October 14, 1994 between ICN Merger Corp. and E.
                 Gutzwiller & Cie.

    10.25        First Supplement To Indenture dated October 19, 1994 between ICN Pharmaceuticals, Inc., ICN Merger Corp. and
                 Bank of America National Trust and Savings Association.

    10.26        Supplemental Agreement to Subscription Agreement dated October 14, 1994 between ICN Merger Corp. and Banque
                 Parisbas S.A.

    10.27        First Supplement To Indenture dated October 14, 1994 between ICN Pharmaceuticals, Inc., ICN Merger Corp. and
                 Citibank, N.A.

    10.28        Supplemental Agreement to Subscription Agreement dated October 14, 1994 between ICN Merger Corp. and Bank Leu
                 AG.

    10.29        Second Supplement To Indenture dated October 14, 1994 between ICN Pharmaceuticals, Inc., ICN Merger Corp., and IBJ Schroder Bank and Trust Company.

    10.30        Supplemental Agreement to Bond Issue Agreement dated October 31, 1994 between ICN Pharmaceuticals, Inc, ICN
                 Subsidiary Corp., ICN Merger Corp. and Ansbacher (Guernsey) Limited.

    10.31        Supplemental Agreement to the Bonds dated October 14, 1994 between ICN Merger Crop. and DG Bank.

    10.32        Supplemental Agreement to the Bond Issue Agreement dated October 31, 1994 between ICN Biomedicals, Inc, ICN
                 Pharmaceuticals, Inc., ICN Subsidiary Corp., ICN Merger Crop. and Ansbacher (Guernsey) Limited.

    10.33        Supplemental Agreement to the Bonds dated October 31, 1994 between ICN Merger Crop. and DG Bank.

    10.34        Supplemental Agreement to the Bonds Issue Agreement dated October 31, 1994 between ICN Pharmaceuticals, Inc.,
                 ICN Merger Corp. and  Ansbacher (Guernsey) Limited.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

    10.35        Supplemental Agreement to the Bonds Issue Agreement dated October 31, 1994 between ICN Pharmaceuticals, Inc.,
                 ICN Merger Corp. and  Ansbacher (Guernsey) Limited.

    10.36        Supplemental Agreement to the Bonds Issue Agreement dated October 31, 1994 between ICN Pharmaceuticals, Inc
                 ICN Merger Corp. and  Ansbacher (Guernsey) Limited.

    11.          Computation of Earnings per Share.

    21.          Subsidiaries of  the Registrant.

    23.          Consent of Coopers & Lybrand L.L.P. Independent Public Accountants.

    27.          Financial Data Schedule.


 (B) REPORTS ON FORM 8-K IN FOURTH QUARTER

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ICN PHARMACEUTICALS, INC.

Date:    March 30, 1995

                                           By /s/     Milan Panic
                                              ------------------------------
                                                      Milan Panic,
                                               Chairman of the Board and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/  Milan Panic                                    Date:      March 30, 1995
-------------------------------------------------
Milan Panic
Chairman of the Board and Chief Executive Officer


    /s/  John E. Giordani                              Date:       March 30, 1995
-------------------------------------------------
John E. Giordani
Executive Vice President, Chief Financial Officer
    and Corporate Controller


    /s/  Norman Barker, Jr.                            Date:       March 30, 1995
-------------------------------------------------
Norman Barker, Jr., Director


    /s/ Birch Bayh                                      Date:      March 30, 1995
-------------------------------------------------
Senator Birch Bayh, Director


    /s/  Alan F. Charles                                Date:      March 30, 1995
-------------------------------------------------
Alan F. Charles, Director


    /s/ Robert H. Finch                                 Date:      March 30, 1995
-------------------------------------------------
Robert H. Finch, Esq., Director

    /s/  Roger Guilemin                                 Date:      March 30, 1995
-------------------------------------------------
Roger Guillemin, M.D., Ph.D., Director


    /s/  Adam Jerney                                    Date:      March 30, 1995
-------------------------------------------------
Adam Jerney, Executive Vice President, Director

    /s/  Weldon B. Jolley                               Date:       March 30, 1995
-------------------------------------------------
Weldon B. Jolley, Ph. D., Director


    /s/  Vernon Knight                                  Date:       March 30, 1995
-------------------------------------------------
Vernon Knight, M.D., Director


    /s/  Jean-Francois Kurz                             Date:       March 30, 1995
-------------------------------------------------
Jean-Francois Kurz, Director


    /s/  Thomas Lenagh                                  Date:       March 30, 1995
-------------------------------------------------
Thomas Lenagh, Ph.D., Director


    /s/  Charles T. Manatt                              Date:      March 30, 1995
-------------------------------------------------
Charles T. Manatt, Director


    /s/  Stephen Moses                                  Date:      March 30, 1995
-------------------------------------------------
Stephen Moses, Director


    /s/ Michael Smith                                   Date:      March 30, 1995
-------------------------------------------------
Michael Smith, Ph.D., Director


    /s/ Roberts A. Smith                                Date:      March 30, 1995
-------------------------------------------------
Roberts A. Smith, Ph.D., Director


    /s/ Richard W. Starr                                Date:      March 30, 1995
-------------------------------------------------
Richard W. Starr, Director

                                 EXHIBIT INDEX


EXHIBIT                                                                                               PAGE NO.
-------                                                                                               ---------
10.23        Supplemental Agreement between ICN Subsidiary Corp.,
              ICN Merger Corp., and DG Bank dated October 14,1994.  . . . . . . . . . . . . .            101

10.24        Supplemental Agreement between ICN Merger Corp.,
             and E. Gutzwiller & Cie dated October 14,1994. . . . . . . . . . . . . . . . . .            104

10.25        First Supplemental Indenture between ICN Pharmaceuticals, Inc., and Bank of America National Trust and Savings Association. dated
              October 14,1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            106

10.26        Supplemental Agreement between ICN Merger Corp.,
             and Banque Parisbas (Luxembourg) S.A. dated October 14,1994. . . . . . . . . . .            108

10.27        First Supplemental Indenture between ICN Pharmaceuticals, Inc.,
              ICN Merger Corp. and Citibank, N.A. dated October 14,1994.  . . . . . . . . . .            110

10.28        Supplemental Agreement between ICN Merger Corp., and Bank Leu AG
              dated October 14,1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            112

10.29        Second Supplemental Indenture between ICN Pharmaceuticals, Inc.,
             ICN Merger Corp. and IBJ Schroder Bank & Trust Company
             dated October 14,1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            114

10.30        Supplemental Agreement  between ICN Pharmaceuticals, Inc.,
              ICN Subsidiary Corp., ICN Merger Corp.
              and Ansbacher (Guernsey) Limited dated October 31,1994  . . . . . . . . . . . .            116

10.31        Supplemental Agreement between ICN Merger Corp., and DG Bank
              dated October 31,1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            118

10.32        Supplemental Agreement between ICN Biomedicals, Inc.,
              ICN Subsidiary Corp., ICN Merger Corp. and Ansbacher (Guernsey) Limited
              dated October 31,1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            120

10.33        Supplemental Agreement between ICN Merger Corp. and DG Bank
              dated October 31,1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            122

10.34        Supplemental Agreement between ICN Pharmaceuticals, Inc.,
              ICN Merger Corp. and Ansbacher (Guernsey) Limited
              dated October 31,1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            124

10.35        Supplemental Agreement between ICN Pharmaceuticals, Inc.,
              ICN Merger Corp. and Ansbacher (Guernsey) Limited
              dated October 31,1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            126

10.36        Supplemental Agreement between ICN Pharmaceuticals, Inc.,
              ICN Merger Corp. and Ansbacher (Guernsey) Limited
              dated October 31,1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            128

EXHIBIT                                                                                                PAGE NO.
-------                                                                                                --------
11.          Computation of Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . . .            130

21.          Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .            131

23.          Consent of Coopers & Lybrand L.L.P. Independent Public Accountants . . . . . . .            132

27.          Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            133