Form 10-Q
period 1995-03-31
ICN PHARMACEUTICALS INC
filed 1995-05-15
CIK 930184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    (Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                                       THE
                        SECURITIES EXCHANGE ACT OF 1934,

For the quarterly period ended MARCH 31, 1995

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 1-11397,

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

Yes X    No

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 5, 1995 was 28,168,001.

                            ICN PHARMACEUTICALS, INC.
                                     INDEX

                                                          Page
                                                         Number
PART I - FINANCIAL INFORMATION (Unaudited):


  Consolidated Condensed Balance Sheets -
   March 31, 1995 and December 31, 1994                       3

  Consolidated Condensed Statements of Income -
    Three months ended March 31, 1995 and 1994                4

  Consolidated Condensed Statements of Cash Flows -
   Three months ended March 31, 1995 and 1994                 5

  Management's Statement Regarding Unaudited Financial
    Statements                                                6

  Notes to Consolidated Condensed Financial Statements        7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operation                       14


PART II - OTHER INFORMATION

Item 1. Litigation                                           18

Item 6.  Exhibits and Reports on Form 8-K                    20

SIGNATURES                                                   22


                           ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                (UNAUDITED-000'S OMITTED, EXCEPT PER SHARE DATA)

                                                 MARCH 31,    DECEMBER 31,
                                                    1995         1994
ASSETS
Current assets:
Cash and cash equivalents                           $30,803       $42,376
Restricted cash                                         387         1,425
Receivables, net                                    105,879        81,951
Inventories, net                                     87,717        89,448
Prepaid expenses and other current assets            23,583        25,146
  Total current assets                              248,369       240,346

Marketable securities (used to
 collateralize note payable of $8,326
 and $8,193 at March 31, 1995
 and December 31, 1994, respectively)                33,747        33,179
Property, plant and equipment, net                  130,005       128,623
Goodwill and intangibles, net                        21,511        18,043
Other assets                                         18,753        21,282
  Total assets                                     $452,385      $441,473
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables                                      $26,671       $25,079
Accrued liabilities                                  38,143        43,111
Notes payable                                        12,747        13,757
Current portion of long-term debt                    16,425         6,067
Income taxes payable                                 12,626        14,530
  Total current liabilities                         106,612       102,544

Long-term debt, less current portion                186,289       195,181
Other liabilities                                    10,045         9,960
Minority interest                                    49,144        44,880

Commitments and contingencies (Note 7)

Stockholder's equity:
  Common stock, $.01 par value; 100,000
    shares authorized; 28,119 and 28,028
    shares outstanding at March 31, 1995
    and December 31, 1994, respectively                 282           282
  Additional capital                                252,206       251,713
  Retained deficit                                 (128,182)     (142,946)
  Unrealized loss on marketable
   securities, net                                   (3,592)       (3,432)
  Foreign currency translation adjustments          (20,419)      (16,709)
    Total stockholders' equity                      100,295        88,908

 Total liabilities and
        stockholder's equity                       $452,385      $441,473


   The accompanying notes are an integral part of these consolidated condensed financial  statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
               (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                                 1995       1994
Net sales                                    $  132,243    $ 72,167
Cost of sales                                    54,316      32,615
  Gross profit                                   77,927      39,552

Selling, general and administrative expenses     45,012      21,081
Royalties to affiliates, net                         --       2,907
Research and development costs                    4,545         846
Translation and exchange losses, net              1,298       2,499
Interest income                                  (1,662)       (965)
Interest expense                                  5,004       1,423
Other expense, net                                  691         764
  Income before provision for income taxes
     and minority interest                       23,039      10,997
Provision for income taxes                        1,741       2,459
Minority interest                                 4,264         174
  Net income                                 $   17,034    $  8,364

PER SHARE INFORMATION:
  Net income per share                       $      .59  $      .39

  Shares used in per share computation           28,895      21,651


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995  AND 1994
                        (UNAUDITED - 000'S OMITTED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                              1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   17,034   $ 8,364
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Allowances for losses on accounts receivable                106       901
     Depreciation and amortization                             3,686     1,988
     Translation and exchange losses, net                      1,298     2,499
     Increase in accounts receivable                         (23,731)   (5,862)
     Changes in other operating assets and liabilities, net    1,764     3,604
     Net cash provided by operating activities                   157    11,494

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (4,696)     (881)
  Decrease in restricted cash                                  1,038        --
  Acquisition of foreign license rights and other             (1,966)       --
     Net cash used in investing activities                    (5,624)     (881)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit arrangements             1,861     1,293
  Net payments of long-term debt                              (5,572)     (192)
  Net payments to parent company                                  --    (9,422)
  Proceeds from exercise of stock options                        456       365
  Dividends paid to non-affiliated stockholders               (1,906)     (481)
     Net cash used in  financing activities                   (5,161)   (8,437)

Effect of exchange rate changes on cash                         (945)     (182)
Net increase in cash and cash equivalents                    (11,573)    1,994
Cash and cash equivalents at beginning of period              42,376    14,777
Cash and cash equivalents at end of the period            $   30,803   $16,771

   The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

 The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim period presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)

1.  ORGANIZATION AND RELATIONSHIP -

On November 1, 1994, the stockholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies, ("the Merger"). On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp. a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company").

The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and includes the results of ICN, Viratek and Biomedicals since November 1, 1994.

SPI was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN and was 39%-owned by ICN prior to the Merger. Viratek and Biomedicals were 63%- owned and 69%- owned by ICN, respectively, prior to the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany account balances and transactions have been eliminated.

The December 31, 1994 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares outstanding and the dilutive effect of common share equivalents. Common share equivalents represents shares issuable upon exercise of stock options, on the assumption that the proceeds would be used to repurchase shares in the open market.

On March 3, 1995, the Company's Board of Directors declared a first quarter cash dividend of $.07 per share and a stock dividend of 1.7%, payable on March 31, 1995, to stockholders of record on March 17, 1995. All relevant share and per share data have been restated to reflect this stock dividend.

RECLASSIFICATIONS

Certain prior year items have been reclassified to conform with the current year presentation.

3. RELATED PARTY TRANSACTIONS -

ROYALTY AGREEMENTS

During the three months ended March 31, 1994, the Company sold $14,105,000 of Virazole(R), generating royalties to Viratek of $2,821,000. These royalties were based on a royalty agreement whereby 20% of net sales of Virazole(R) were payable to Viratek. As a result of the Merger, the Company is no longer required to pay royalties on sales of Virazole(R).

COST ALLOCATIONS

Prior to the Merger, ICN, SPI, Viratek and Biomedicals occupied ICN's facility in Costa Mesa, California. The cost of common services such as maintenance, purchasing and personnel were incurred by SPI and allocated to ICN, Viratek and Biomedicals based on services utilized. As a result of the Merger, the Company is no longer required to allocate common services among affiliates.

Common service costs for the three months ended March 31, 1994 were $734,000, of which $495,000 was allocated to ICN, Viratek and Biomedicals.

4. SUPPLEMENTAL CASH FLOW INFORMATION -

Cash paid for income taxes was $4,147,000 for the three months ended March 31, 1995, and $1,167,000 for the same period in 1994.

Cash paid for interest was $1,332,000 for the three months ended March 31, 1995, and $723,000 for the same period in 1994.

5. RESULTS EXCLUDING ICN GALENIKA -

The results of ICN Galenika and the results of ICN Pharmaceuticals, Inc., excluding ICN Galenika, for the three months ended March 31, 1995 and 1994 are presented below: (000's omitted)

                                                             ICN WITHOUT
                                         ICN GALENIKA        ICN GALENIKA
                                         1995     1994       1995     1994

   Sales                                 $70,539  $26,155   $61,704  $46,012
   Gross profit                           33,722    7,138    44,205   32,414
   Income before provision for income
     taxes and minority interest          17,056      807     5,983   10,190
   Net Income                             12,792      520     4,242    7,844

The Company's effective income tax rate for the three months ended March 31, 1995 was 8% compared to 22% for the same period last year. The decline in the effective rate was due primarily to recently enacted Yugoslavian tax credits which are anticipated to favorably effect the tax rate for ICN Galenika for 1995.

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

On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavia government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Deutsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and inflation and interest rates have declined from over one billion percent a year to a current rate of approximately 5% since January 24, 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been short lived. In the near term, the positive effects of the stabilization program may not necessarily continue and a return to prior levels of hyperinflation could occur. During the first quarter of 1995, ICN Galenika realized a decline in the availability of hard currency in Yugoslavia. A continuation of this trend may weaken the positive effects of the stabilization program and could potentially result in an adverse effect upon the Company through a devaluation. The success of this stabilization program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

7.   COMMITMENTS AND CONTINGENCIES-

The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

In February and March 1995, nineteen actions were filed which named the Company, its Board of Directors, Milan Panic and several other officers of the Company, in various combinations, as defendants (the "Defendants") ("the 1995 Actions"). Twelve of the actions purport to be securities class actions, one is an individual securities action and six purport to be derivative suits.

In general, all of the securities class actions allege that the Company made various deceptive and untrue statements of material fact and omitted to state material facts in connection with information it received from the FDA regarding the Company's NDA for the use of Virazole for the treatment of chronic hepatitis C. Plaintiffs also allege that various officers of the Company traded on inside information. The purported securities class actions and the individual securities action assert claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, common law fraud, misrepresentation and punitive damages, attorneys' fees and costs, injunctive and equitable relief, and disgorgement. With respect to the purported securities class actions, plaintiffs seek certification of classes of persons who purchased ICN common stock, ICN debentures and ICN call options or sold ICN put options. The securities class actions seek certification for differing time periods, the longest alleged time period being from June 2, 1994 through February 17, 1995.

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

On May 2, 1995 , the Court entered Pre-Trial Order No. 1 (the "Order"). Pursuant to the Order, plaintiffs will file an Amended Consolidated Class Action Complaint and an Amended Consolidated Derivative Complaint within 45 days. Defendants then have 45 days from the filing of the Amended Consolidated Complaints to answer or move. It is not possible at present for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1995 Actions. The Defendants intend to vigorously defend the 1995 Actions.

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

ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB))(collectively "the 1987 Actions").
In the Third Amended Consolidated Class Action Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc. ("Paine Webber") in making, mis-representations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug.  The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 through April 15, 1987. Oral argument on plaintiffs' motion for class certification was held on June 2, 1994. To date, no decision has been rendered. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to
$315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants and a formal stipulation will be submitted to the Court in the
near future.   October 20, 1993, plaintiffs informed the Court that they
had reached an agreement to settle with co-defendant Paine Webber and on July 27, 1994, the settlement was approved by the court. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the 1987 Actions vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company. The purchase price allocation related to the Merger is preliminary, pending resolution of the 1987 Actions.

In late January 1995, an action was commenced by Deborah Levy against ICN, SPI, Viratek and Milan Panic. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. Defendants filed their answer, demand for production of documents and request for interrogatories in March 1995. Plaintiff has produced documents and responded to defendants' interrogatories. The defendants have taken plaintiff's deposition and intend to continue that deposition. The defendants intend to vigorously defend the suit.

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

On January 25, 1995, GRC International, Inc. ("GRC") filed a motion in the Superior Court of the State of California, County of Orange, to confirm a $2,260,807 arbitration award issued against Biomedicals. The dispute centered on the last payment due from Biomedicals to GRC as a result of Biomedical's acquisition of Flow General Inc. in 1989. Biomedicals filed its papers in opposition to the motion to confirm or to vacate the arbitration award on February 28, 1995. On March 23, 1995, GRC's motion to confirm the arbitration award was granted and a judgment against Biomedicals was entered in the approximate amount of $2,300,000. The Company paid the full amount of the judgment in April, 1995.

In October 1994, an action entitled Engelhardt v. ICN Pharmaceuticals, Inc. (Case No. 94-2-2322) was filed in the United States District Court for the District of Colorado. The action was commenced by Lauri and Kenneth Engelhardt on behalf of themselves and their infant daughter, Hannah. It is alleged that Lauri Engelhardt was exposed to Virazole(R) early in her pregnancy, and that as a result of such exposure, Hannah was born with birth defects. Plaintiffs assert causes of action for products liability and negligence and seek unspecified damages. On February 28, 1995, the Company filed a motion to dismiss asserting that Plaintiffs' claims are barred by the statute of limitations. No decision has been rendered with respect to that motion. The Company believes that the allegations are without merit and intends to vigorously defend this action.

On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York.
The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek, and are seeking compensatory and punitive damages in the amount of $25,000,000. Khan has filed counterclaims on April 12, 1993, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000. On November 4, 1994, ICN and Viratek moved to have a default judgment entered against Khan and to dismiss his counterclaims. Khan submitted his opposition papers on March 15, 1995, and a full evidentiary hearing is currently scheduled for July 6, 1995.

The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these various other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.

8.   DETAIL OF CERTAIN ACCOUNTS-  (000's omitted)

RECEIVABLES, NET
                                         MARCH 31,       DECEMBER 31,
                                            1995             1994
   Trade accounts receivables           $  109,905        $ 84,789
   Other                                     7,407           7,198
                                           117,312          91,987
   Allowance for doubtful accounts         (11,433)        (10,036)
                                        $  105,879        $ 81,951


INVENTORIES, NET
                                           MARCH 31,    DECEMBER 31,
                                             1995           1994
   Raw materials and supplies           $   26,894        $ 37,198
   Work-in-process                          11,943          13,167
   Finished goods, net                      48,880          39,083
                                        $   87,717        $ 89,448

PROPERTY, PLANT AND EQUIPMENT, NET:
                                           MARCH 31,     DECEMBER 31,
                                              1995          1994
Property, plant and equipment, at cost    $  165,466   $    162,588
Accumulated Depreciation                     (35,461)       (33,965)
                                          $  130,005   $    128,623


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


INTRODUCTION

Since 1981, the ICN group of companies included a pharmaceuticals products company, SPI Pharmaceuticals, Inc. ("SPI"); a research products company, ICN Biomedicals, Inc. ("Biomedicals"); a research and development company, Viratek, Inc. ("Viratek"); and the parent company, ICN Pharmaceuticals, Inc. ("ICN") (collectively, the "Predecessor Companies"). Until November 1, 1994, the effective date of the Merger, ICN maintained a controlling interest in the subsidiary companies.

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

RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two industry segments is set forth below (in thousands).

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                           1995        1994

  Pharmaceutical                        $  118,486   $ 72,167
  Biomedical                                13,757         --
  Total Company                         $  132,243   $ 72,167

NET SALES

Pharmaceutical segment net sales for the three months ended March 31, 1995 were $118,486,000 compared to $72,167,000 for the same period in 1994. This increase is net sales of $46,319,000, or 64% is primarily a result of higher sales at ICN Galenika. Net sales at ICN Galenika were $70,539,000 for the three months ended March 31, 1995 compared to $26,155,000 for the same period in 1994. This increase of $44,384,000, or 170%, is primarily due to an increase in unit sales of 162% and favorable exchange rates in the first quarter of 1995 compared to the first quarter of 1994. In late January 1994, the Yugoslavian Government initiated an economic stabilization program to control inflation. This program created a more stable business environment that allowed ICN Galenika to increase unit sales, increase production and improve product mix.

Pharmaceutical segment net sales for the operating units excluding ICN Galenika increased to $47,947,000 for the three months ended March 31, 1995 compared to $46,012,000 for the same period in 1994. This increase in net sales of $1,935,000, or 4%, is primarily due to an increase in Virazole(R) sales in the United States of 36% and increased sales in the Myasthenia Gravis, Dermatological and Medicinal product lines in the United States for the three months ended March 31, 1995 compared to 1994. The sales increase in Virazole is primarily due to increased unit sales and favorable price increases. These increases were offset by a decrease in net sales from the Company's operations in Mexico. Net sales in Mexico were $8,419,000 for the three months ended March 31, 1995 compared to $13,205,000 for the same period in 1994. This decrease is primarily due to a weakening of the peso as compared to the U.S. dollar.

As a result of the Merger, the Biomedical businesses contributed $13,757,000 of sales during the three months ended March 31, 1995 or approximately 10% of total Company sales.

GROSS PROFIT

Gross profit as a percentage of sales was 59% for the three months ended March 31,1995 compared to 55% for the same period in 1994. The increase in gross profit is primarily due to increased sales of Virazole(R) in the United States and improved economic and business conditions in Yugoslavia for the three months ended March 31, 1995 compared to the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales were 34% for the three months ended March 31, 1995 compared to 29% for the same period in 1994. These expenses increased primarily due to increased marketing efforts and selling expenses in all of the Company's operating units primarily in ICN Galenika and in the U.S. offset by a re-evaluation of accounts receivable reserves. Selling, general and administrative expenses for the first quarter ended March 31, 1995 include $6,200,000 of expenses associated with the Company's Biomedical business that was acquired in the Merger.

ROYALTIES TO AFFILIATES

As a result of the Merger, the Company is no longer required to pay royalties to Viratek. During the three months ended March 31, 1994, the Company sold $14,105,000 of Virazole(R), generating royalties to Viratek of $2,821,000. These royalties were based on a royalty agreement whereby 20% of net sales of Virazole(R) were payable to Viratek.

TRANSLATION AND EXCHANGE LOSSES, NET

Translation and exchange losses, net were $1,298,000 for the three months ended March 31, 1995 compared to $2,499,000 for the same period in 1994. During the first quarter of 1995, the Company recorded a translation loss of $3,130,000 related to its foreign denominated debt which was acquired as a result of the Merger, which was partially offset by translation gains of $1,823,000 related to ICN Galenika's net positive monetary asset position. In the first quarter of 1994, the Company's translation losses related primarily to the devaluation of the dinar at ICN Galenika.

INTEREST EXPENSE

Interest expense during the three months ended March 31, 1995 increased $3,581,000 compared to the same period in 1994 primarily due to higher interest expense in the United States resulting from debt assumed from ICN and Biomedicals, in connection with the Merger.

During April 1995, the Board of Directors approved the redemption of $10,000,000 of principal outstanding on the Company's 12 7/8% Senior Subordinated Debentures. The redemption occurred on April 28, 1995.

TAXES

The Company's effective income tax rate for the three months ended March 31, 1995, was 8% compared to 22% for the same period last year. The decline in the effective rate was due primarily to recently enacted Yugoslavian tax credits which are anticipated to favorably effect the tax rate for ICN Galenika for 1995.

RESEARCH AND DEVELOPMENT

Research and development costs during the three months ended March 31, 1995 increased $3,699,000 compared to the same period in 1994 primarily due to increased research and development efforts acquired in the Merger.

EXCHANGE RATES AND STABILIZATION PROGRAM

ICN Galenika operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. At December 31, 1993, the rate used to remeasure ICN Galenika's results was over one trillion dinars per $1 U.S. On January 1, 1994, the Yugoslavian government changed the denomination of its currency by dropping nine zeros. The effect of this redenomination on the Yugoslavian dinar results in an exchange rate of 1,053 dinars to $1 U.S. Subsequent to the redenomination and prior to the enactment of the stabilization program described below, the dinar had devalued to 12,563,000 dinars per $1 U.S.

On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Duetsche mark. The Yugoslavia government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Deutsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and inflation and interest rates have declined from over 1 billion percent a year to a current rate of approximately 5% since January 24, 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been short lived. In the near term, the positive effects of the stabilization program may not necessarily continue and a return to prior levels of hyperinflation could occur. During the first quarter of 1995, ICN Galenika realized a decline in the availability of hard currency in Yugoslavia. A continuation of this trend may weaken the positive effects of the stabilization program and could potentially result in an adverse effect upon the Company through a devaluation. The success of this stabilization program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

As a result of the stabilization program and the absence of large and frequent devaluations, the net monetary asset position of ICN Galenika has increased to $41,853,000 as of March 31, 1995 from $25,442,000 at December 31, 1994. The increase in the net monetary position is primarily attributed to increases in accounts receivable and cash resulting from increased sales of ICN Galenika. This net monetary asset position would be subject to foreign exchange losses if a devaluation of the dinar were to occur.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1995, cash provided by operating activities totaled $157,000. Included in this balance is the effect of increased levels of accounts receivables at ICN Galenika of approximately $24,000,000.

Cash used in investing activities of $5,624,000 for the three months ended March 31, 1995, related primarily to the facility expansion and modernization project at ICN Galenika. This project will include two new factories, one of which will manufacture cephalosporins and the other will manufacture steroids and hormones. Additionally, ICN Galenika's existing drug plant will be modernized and upgraded. The total cost of this facility expansion and modernization is expected to be approximately $136,000,000 through 1998. ICN Galenika intends to fund this program through funds generated from local operations and locally funded debt.

Cash used in financing activities of $5,161,000 for the first quarter of 1995 includes payments on long-term debt acquired in the Merger of $5,572,000. The increase in 1995 dividend payments is primarily due to higher levels of non-affiliated stockholders resulting from the Merger and an increase in cash dividends from the same period in 1994. Cash used in financing in the first quarter of 1994 includes payments to parent company of $9,422,000 which did not recur in the first quarter of 1995, as result of the Merger.

In an effort to reduce future interest expense, the Company elected to call $10,000,000 of the 12-7/8% Sinking Fund Debentures, at par, with payment on April 28, 1995.

On March 3, 1995, the Company's Board of Directors declared a first quarter cash dividend of $.07 per share and a stock dividend of 1.7% payable March 31, 1995 to shareholders of record on March 17, 1995.

Since December 31, 1994, the Mexican peso experienced a 20% devaluation that has and will continue to result in lower U.S. dollar sales and gross margins. This devaluation resulted in an increase in the foreign currency translation charge included as a component of stockholders' equity of $4,389,000 during the three months ended March 31, 1995. Also, approximately 30% of the Mexican cost of inventory includes materials purchased outside of Mexico that creates added pressure on the gross margins for these products. In addition, inflation continues to increase along with a weakening of the Mexican peso against the U.S. dollar. The Company will endeavor to mitigate these effects by seeking price increases, adjusting its product mix, and seeking local sources for materials that had previously been foreign sourced. However, the implementation of these actions may be affected by recently enacted economic restraint plans by the Mexican government, which include stricter price controls.

The Company is subject to foreign currency risk on its foreign denominated debt of approximately $32,871,000 at March 31, 1995, which is primarily denominated in Swiss francs.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

Management believes that funds generated from operations will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient , or if new opportunities require the Company to raise capital, the Company may seek additional financing or issue additional common stock.

SUBSEQUENT EVENT

On May 5, 1995, the Company acquired the radioimmunoassay division of Becton, Dickinson and Company ("B&D"), located in Orangeburg, New Jersey, for a purchase price of $3,000,000. To fund this acquisition and to provide funds for working capital of the B&D operations, the Company sold 400,000 shares of its common stock to a foreign bank for $6,092,000 which is net of transaction fees and commissions. The acquisition will be accounted for using the purchase method of accounting and, accordingly, will include the results of B&D from the acquisition date. The financial results of B&D are expected to be insignificant to the consolidated operations of the Company.


PART II - OTHER INFORMATION

ITEM 1.   LITIGATION

Litigation

The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

In February and March 1995, nineteen actions were filed which named the Company, its Board of Directors, Milan Panic and several other officers of the Company, in various combinations, as defendants (the "Defendants") ("the 1995 Actions"). Twelve of the actions purport to be securities class actions, one is an individual securities action and six purport to be derivative suits.

In general, all of the securities class actions allege that the Company made various deceptive and untrue statements of material fact and omitted to state material facts in connection with information it received from the FDA regarding the Company's NDA for the use of Virazole for the treatment of chronic hepatitis
C. Plaintiffs also allege that various officers of the Company traded on inside information. The purported securities class actions and the individual securities action assert claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, common law fraud, misrepresentation and negligent misrepresentation. They seek unspecified compensatory and punitive damages, attorneys' fees and costs, injunctive and equitable relief, and disgorgement. With respect to the purported securities class actions, plaintiffs seek certification of classes of persons who purchased ICN common stock, ICN debentures and ICN call options or sold ICN put options. The securities class actions seek certification for differing time periods, the longest alleged time period being from June 2, 1994 through February 17, 1995.

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

On May 2, 1995 , the Court entered Pre-Trial Order No. 1 (the "Order").
Pursuant to the Order, plaintiffs will file an Amended Consolidated Class Action Complaint and an Amended Consolidated Derivative Complaint within 45 days. Defendants then have 45 days from the filing of the Amended Consolidated Complaints to answer or move. It is not possible at present for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1995 Actions. The Defendants intend to vigorously defend the 1995 Actions.

Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware. Three of these lawsuits, entitled Helmut Kling v. Milan Panic, et al., Jallath v. Milan Panic, et al., and Amy Hoffman v. Milan Panic, et al. ("the 1994 Actions"), were filed by stockholders of SPI and, in the Jallath lawsuit, of Viratek, against ICN, SPI, Viratek (in the Jallath lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including Milan Panic) and purport to be class actions on behalf of all persons who held shares of SPI common stock and, in Perry v. Nils O. Johannesson, et. al., was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including Milan Panic) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The Company believes that the 1994 Actions are without merit and intends to defend them vigorously. It is not possible at present for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1994 Actions.

ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296
(VLB))(collectively "the 1987 Actions"). In the Third Amended Consolidated
Class Action Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc. ("Paine Webber") in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 through April 15, 1987. Oral argument on plaintiffs' motion for class certification was held on June 2, 1994. To date, no decision has been rendered. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants and a formal stipulation will be submitted to the Court in the near future.
October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber and on July 27, 1994, the settlement was approved by the court. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the 1987 Actions vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company. The purchase price allocation related to the Merger is preliminary, pending resolution of the 1987 Actions.

In late January 1995, an action was commenced by Deborah Levy against ICN, SPI, Viratek and Milan Panic. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. Defendants filed their answer, demand for production of documents and request for interrogatories in March 1995. Plaintiff has produced documents and responded to defendants' interrogatories. The defendants have taken plaintiff's deposition and intend to continue that deposition. The defendants intend to vigorously defend the suit.

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

On January 25, 1995, GRC International, Inc. ("GRC") filed a motion in the Superior Court of the State of California, County of Orange, to confirm a $2,260,807 arbitration award issued against Biomedicals. The dispute centered on the last payment due from Biomedicals to GRC as a result of Biomedical's acquisition of Flow General Inc. in 1989. Biomedicals filed its papers in opposition to the motion to confirm or to vacate the arbitration award on February 28, 1995. On March 23, 1995, GRC's motion to confirm the arbitration award was granted and a judgment against Biomedicals was entered in the approximate amount of $2,300,000. The Company paid the full amount of the judgment in April, 1995.

In October 1994, an action entitled Engelhardt v. ICN Pharmaceuticals, Inc. (Case No. 94-2-2322) was filed in the United States District Court for the District of Colorado. The action was commenced by Lauri and Kenneth Engelhardt on behalf of themselves and their infant daughter, Hannah. It is alleged that Lauri Engelhardt was exposed to Virazole early in her pregnancy, and that as a result of such exposure, Hannah was born with birth defects. Plaintiffs assert causes of action for products liability and negligence and seek unspecified damages. On February 28, 1995, the Company filed a motion to dismiss asserting that Plaintiffs' claims are barred by the statute of limitations. No decision has been rendered with respect to that motion. The Company believes that the allegations are without merit and intends to vigorously defend this action.

On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek, and are seeking compensatory and punitive damages in the amount of $25,000,000. Khan has filed counterclaims on April 12, 1993, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000. On November 4, 1994, ICN and Viratek moved to have a default judgment entered against Khan and to dismiss his counterclaims. Khan submitted his opposition papers on March 15, 1995, and a full evidentiary hearing is currently scheduled for July 6, 1995.

The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these various other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

    Exhibit 11:  Computation of Per Share Earnings
    Exhibit 15:  Review Report from Independent Accountants
    Exhibit 27:  Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  May 15, 1995           /s/ Milan Panic
                              Milan Panic
                              President and Chief Operating Officer



Date:  May 15, 1995           /s/ John E. Giordani
                              John E. Giordani
                              Executive Vice President and Chief
                               Financial Officer