Form 10-Q
period 1995-06-30
ICN PHARMACEUTICALS INC
filed 1995-08-14
CIK 930184

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995

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

  Yes X    No ___

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of August 7, 1995 was 29,069,557.

                            ICN PHARMACEUTICALS, INC.

                                      INDEX
                                                                       Page
                                                                       Number
                                                                      --------
PART I - FINANCIAL INFORMATION (Unaudited):

  Consolidated Condensed Balance Sheets -
   June 30, 1995 and December 31, 1994                                    3

  Consolidated Condensed Statements of Income -
    Three and six months ended June 30, 1995 and 1994                     4

  Consolidated Condensed Statements of Cash Flows -
    Six months ended June 30, 1995 and 1994                               5

  Management's Statement Regarding Unaudited Financial
    Statements                                                            6

  Notes to Consolidated Condensed Financial Statements                    7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operation                                   14


PART II - OTHER INFORMATION

Item 1. Litigation                                                       18

Item 6.  Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                               21


                                    -i-

                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1995 AND DECEMBER 31, 1994
               (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                      JUNE 30,    DECEMBER 31,
                                                        1995         1994
                                                    -----------  -------------
ASSETS
------
Current assets:
Cash and cash equivalents                          $   11,503     $  42,376
Restricted cash                                           387         1,425
Receivables, net                                      122,501        81,951
Inventories, net                                      106,898        89,448
Prepaid expenses and other current assets              26,635        25,146
                                                   -----------    ---------
  Total current assets                                267,924       240,346

Marketable securities (used to collateralize
note payable of $8,029and $8,103 at
June 30, 1995 and December 31, 1994,
respectively)                                          35,967        33,179
Property, plant and equipment, net                    135,009       128,623
Goodwill and intangibles, net                          17,759        18,043
Other assets                                           17,995        21,282
                                                   -----------    ---------
  Total assets                                     $  474,654     $ 441,473
                                                   ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables and accrued liabilities             $   69,396     $  68,190
Notes payable                                          12,152        13,757
Current portion of long-term debt                       7,556         6,067
Income taxes payable                                   11,459        14,530
                                                   -----------    ---------
  Total current liabilities                           100,563       102,544
                                                   ===========    =========

Long-term debt, less current portion                  183,373       195,181
Other liabilities                                      10,007         9,960
Minority interest                                      57,993        44,880

Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares
     authorized; 29,014 and 28,028 shares
     outstanding at June 30, 1995 and
     December  31, 1994, respectively                     290           282
  Additional capital                                  265,569       251,713
  Retained deficit                                   (123,182)     (142,946)
  Unrealized loss on marketable securities, net        (1,845)       (3,432)
  Foreign currency translation adjustments            (18,114)      (16,709)
                                                   ------------   ----------
    Total stockholders' equity                        122,718        88,908
                                                   ------------   ----------
        Total liabilities and stockholders' equity $  474,654     $ 441,473
                                                   ============   ==========

   The accompanying notes are an integral part of these consolidated condensed financial  statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
               (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                       1995        1994      1995        1994
                                    ---------    --------  --------- ----------
Net sales                          $  128,773  $  78,927  $ 261,016   $151,094
   Cost of sales                       56,375     45,168    110,691     77,783
                                   ----------  ---------  ---------  ---------
   Gross profit                        72,398     33,759    150,325     73,311

Selling, general and
   administrative expenses             43,675     22,916     88,687     43,997
Royalties to affiliates, net              ---        842        ---      3,749
Research and development costs          4,273      1,630      8,818      2,476
Translation and exchange losses
   (gains), net                           352       (245)     1,650      2,254
Interest income                        (1,291)    (1,241)    (2,953)    (2,206)
Interest expense                        6,146      1,623     11,150      3,046
Other expense, net                        832        335      1,523      1,099
                                   ----------  ---------  ---------  ---------
   Income before provision for income taxes
   and minority interest               18,411      7,899     41,450     18,896

Provision for income taxes                466      2,395      2,207      4,854
Minority interest                       4,051        259      8,315        433
                                   ----------  ---------  ---------  ---------
   Net income                      $   13,894  $   5,245  $  30,928   $ 13,609
                                   ==========  =========  =========  =========
Per Share Information:
   Net income per share                  $.45       $.24  $    1.06   $    .62
                                   ==========  =========  =========  =========

   Shares used in per share
   computation                         31,092     22,083     29,133     21,912
                                   ==========  =========  =========  =========


   The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                           (UNAUDITED - 000'S OMITTED)

                                                         SIX MONTHS ENDED
                                                          JUNE 30, 1995
                                                     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 30,928     $  13,609
  Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
     Allowance for doubtful accounts                   (1,105)        2,996
     Depreciation and amortization                      8,255         3,770
     Translation and exchange losses, net               1,650         2,254
     Increase in receivables                          (35,199)       (9,695)
     (Increase) decrease in inventories               (14,443)       15,403
     Changes in other operating assets
  and liabilities, net                                  3,926        (1,465)
                                                   -----------    ----------
     Net cash (used in) provided by
     operating activities                              (5,988)       26,872

Cash flows from investing activities:
  Capital expenditures                                 (8,674)       (3,846)
  Decrease in restricted cash                           1,038           --
  Acquisition of foreign license rights                (1,088)          --
  Acquisition of product line                          (3,000)          --
  Other                                                   (36)          --
                                                   ------------   ----------
     Net cash used in investing activities            (11,760)       (3,846)
                                                   ------------   ----------

Cash flows from financing activities:
  Net (payments) borrowings under line of
  credit arrangements                                    (294)          570
  Net payments of long-term debt                      (16,048)       (1,690)
  Issuance of common stock                              5,753            --
  Net payments to parent company                           --       (16,419)
  Proceeds from exercise of stock options               1,084           374
  Dividends paid                                       (3,979)       (1,435)
                                                   ------------   ----------
     Net cash used in financing activities            (13,484)      (18,600)
                                                   ------------   ----------

Effect of exchange rate changes on cash                   359            35
                                                   ------------   ----------
Net increase (decrease) in cash and
  cash equivalents                                    (30,873)        4,461
Cash and cash equivalents at beginning of period       42,376        14,777
                                                   ------------   ----------
Cash and cash equivalents at end of the period     $   11,503     $  19,238
                                                   ============   ==========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim period presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)

 1.  ORGANIZATION AND RELATIONSHIP -

    On November 1, 1994, the stockholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies, ("the Merger"). On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp. a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("the Company").

    The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and includes the results of ICN, Viratek and Biomedicals since November 1, 1994.

    SPI was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN and was 39%-owned by ICN immediately prior to the Merger. Viratek and Biomedicals were 63%- owned and 69%- owned by ICN, respectively, prior to the Merger.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany account balances and transactions have been eliminated.

   PER SHARE INFORMATION

   Per share information is based on the weighted average number of common shares outstanding and the dilutive effect of common share equivalents. Common share equivalents include shares issuable upon exercise of stock options, on the assumption that the proceeds would be used to repurchase shares in the open market and also the shares issuable related to certain of the Company's convertible debentures. Such convertible debentures are considered common stock equivalents if they met certain criteria at the time of issuance and had a dilutive effect, if converted.

   On March 3, 1995, the Company's Board of Directors declared a first quarter cash dividend of $.07 per share and a stock dividend of 1.7%, payable on March 31, 1995, to stockholders of record on March 17, 1995. On May 17, 1995, the Company's Board of Directors declared a second quarter cash dividend of $.07 per share and a stock dividend of 1.4%, payable on June 14, 1995, to stockholders of record on May 30, 1995. All relevant share and per share data have been restated to reflect these stock dividends.

   RECLASSIFICATIONS

   Certain prior year items have been reclassified to conform with the current year presentation.

3. RELATED PARTY TRANSACTIONS -

   ROYALTY AGREEMENTS

   As a result of the Merger, the Company is no longer required to pay royalties on sales of Virazole. During the three and six months ended June 30, 1994, the Company sold $3,790,000 and $17,850,000, of Virazole(R), respectively, generating royalties to Viratek of $758,000 and $3,570,000, respectively. These royalties were based on a royalty agreement whereby 20% of net sales of Virazole were payable to Viratek.

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

   Common service costs for the three and six months ended June 30, 1994 were $643,000 and $1,377,000, of which $460,000 and $955,000, respectively, were allocated to ICN, Viratek and Biomedicals.

4. SUPPLEMENTAL CASH FLOW INFORMATION -

   Cash paid for income taxes was $4,896,000 for the six months ended June 30, 1995 and $3,915,000 for the same period in 1994.

   Cash paid for interest was $12,251,000 for the six months ended June 30, 1995 and $1,803,000 for the same period in 1994.

5. GEOGRAPHIC DATA

   The following tables set forth the amount of net sales and income before interest, provision for taxes and minority interest of the Company by geographical areas for the three and six months ended June 30, 1995 and 1994 (in thousands):

   SALES:
                                        THREE MONTHS          SIX MONTHS
                                       ENDED JUNE 30,       ENDED JUNE 30,
                                       1995      1994        1995      1994
                                     ------------------    -----------------
   North America                     $ 27,102   $ 16,278  $  64,836   $40,680
   Latin America                       10,390     15,767     18,809    28,972
   Western Europe                      15,425      7,466     28,886    14,222
   Eastern Europe                      73,786     37,671    144,325    63,826
   Asia, Africa, and Australia          2,070      1,745      4,160     3,394
                                    ---------   --------  ---------  --------
   Total                             $128,773   $ 78,927  $ 261,016  $151,094
                                    =========   ========  =========  ========


   INCOME BEFORE INTEREST, PROVISION FOR INCOME TAXES AND MINORITY INTEREST:

                                          THREE MONTHS         SIX MONTHS
                                         ENDED JUNE 30,       ENDED JUNE 30,
                                       1995       1994        1995      1994
                                      -----------------   -------------------
   North America                      $ 9,189  $  6,248   $  28,106   $16,920
   Latin America                          847     1,862       1,636     3,569
   Western Europe                       1,399       498       2,321       990
   Eastern Europe                      16,300     1,192      32,502     1,710
   Asia, Africa, and Australia            (79)      292         214       565
   Corporate                           (4,390)   (1,811)    (15,132)   (4,018)
   Income before interest,
   provision for income taxes        ---------  --------  ---------  --------
   and minority interest               23,266     8,281      49,647    19,736
   Net interest expense                 4,855       382       8,197       840
                                     ---------  --------  ---------  --------
   Income before provision
     for income taxes and minority
            interest                 $ 18,411  $  7,899   $  41,450   $18,896
                                     =========  ========   =========  ========

   IDENTIFIABLE ASSETS:
                                                   JUNE 30,    DECEMBER 31,
                                                     1995          1994
                                                ------------   ------------
   North America                                $  72,746       $ 77,900
   Latin America                                   25,791         26,787
   Western Europe                                  59,004         52,469
   Eastern Europe                                 260,792        203,357
   Asia, Africa, and Australia                      2,367          3,773
   Corporate                                       53,954         77,187
                                                ---------       --------
   Total                                        $ 474,654       $441,473
                                                =========     ==========

   The consolidated condensed statements of income for the three and six months ended June 30, 1995 reflect the favorable impact to selling, general and administrative expenses as a result of a reevaluation of accounts receivable reserves at ICN Galenika of approximately $1,383,000. In addition, the second quarter and first six months of 1995 benefited from the favorable impact of certain changes in accounting estimates primarily in the United States aggregating approximately $947,000.

6. ICN GALENIKA -

   ICN Galenika, a 75% owned subsidiary, operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of the economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over 1 billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavian government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the dinar, and improving the overall economy in Yugoslavia.

   During the first half of 1995, some weakness in the stabilization program had been experienced. During the first quarter and continuing into the second quarter of 1995, ICN Galenika experienced a decline in the availability of hard currency in Yugoslavia and inflation has increased to an approximate annual rate of 40%. In the near term, the positive effects of the stabilization program may not necessarily continue and a return to prior levels of hyperinflation could occur. A continued weakening of the stabilization program could potentially result in an adverse effect upon the Company through a devaluation.

   The net monetary asset position of ICN Galenika has risen to $42,389,000 as of June 30, 1995 from $25,442,000 at December 31, 1994. The increase in the net monetary asset position is primarily attributed to increases in accounts receivable resulting from increased sales of ICN Galenika and the lengthening of the collection period of receivables resulting from the lack of availability of dinars in Yugoslavia. This net monetary asset position would be subject to foreign exchange losses if a devaluation of the dinar were to occur. In the near term, ICN Galenika will endeavor to reduce its monetary exposure by shortening the payment terms on its receivables or place restrictions on future credit terms; however, there can be no assurance that these actions will be successful in reducing the net monetary asset position. These actions could result in a decline from the current sales levels in units and dollars and lead to higher inventory levels in the future.

   Recently the Yugoslavian Government announced efforts to reduce or limit price increases on pharmaceutical products.

7. ACQUISITIONS

   On May 5, 1995, the Company acquired the radioimmunoassay product line along with inventory and property from Becton, Dickinson and Company ("B&D"), located in Orangeburg, New Jersey, for a purchase price of approximately $3,000,000. To fund this acquisition and to provide funds for working capital of the B&D new product line, the Company sold 400,000 shares of its common stock to a foreign bank for $5,753,000 which is net of transactions fees and commissions. The financial results of B&D included in the condensed financial statements for the three and six months ended June 30, 1995 were not significant.

   On July 21, 1995, the Company purchased an additional 34% interest in the Russian pharmaceutical company, Oktyabr, which raises ICN's ownership from 41% to 75%. The acquisition will be accounted for using the purchase method of accounting. In connection with the acquisition of the additional interest, the Company issued a promissory note in the amount of $3,500,000 due on September 21, 1995, which at the Company's option is payable in cash or common stock of the Company.

8. COMMITMENTS AND CONTINGENCIES-

   The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

   In February and March 1995, eighteen lawsuits were filed, and a nineteenth was filed in May, 1995 (the "1995 Actions"), which named the Company, its Board of Directors, Milan Panic and several other present and former officers of the Company as defendants. Such lawsuits, filed in February and March 1995, have been consolidated into one securities complaint and one derivative complaint. The suit filed in May 1995 is pending in state court in Delaware, subject to a motion to remand to state court and a separate motion to transfer to the U.S. District Court for the Central District of California.

   In general, it is alleged in the Securities Complaint that the Company and certain of its officers and directors made various deceptive and untrue statements of material fact and omitted to state material facts in connection with the merger of the Company, SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. and ICN Biomedicals, Inc. ("Biomedicals") in November 1994 and the issuance of convertible debentures in connection therewith and
   (ii) information received from the FDA regarding the Company's NDA for the use of Virazole for the treatment of chronic hepatitis C. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the

   Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre and post-judgment interest, attorneys' fees, expert fees and other disbursements and costs.

   With respect to the Derivative Complaint, plaintiffs assert purported claims for intentional breach of fiduciary duty, negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment, violation of California Corporations Code 25502.5, constructive fraud and gross mismanagement. Plaintiffs seek declaratory relief, unspecified compensatory and punitive damages, prejudgment interest, attorneys' fees, experts' fees and costs and disbursements.

   It is not possible at the present time for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1995 Actions. The Defendants intend to vigorously defend the 1995 Actions.

   Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware which named certain directors and officers of SPI, ICN and/or Viratek (the "1994 Actions"). These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The Company believes that the 1994 Actions are without merit and intends to defend them vigorously. It is not possible at the present time for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1994 Actions.

   ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (KMW))(collectively the "1987 Actions"). In the Third Amended Consolidated Class Action Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc. ("Paine Webber") in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs sought the certification of classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 through April 15, 1987. On July 5, 1995, Magistrate Judge Fox issued his report and recommendation (the "Report") in which he recommended conditional certification of the classes as sought by plaintiffs above. The ICN Defendants currently intend to appeal the Report. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants, but have yet to execute such a stipulation. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber and on July 27, 1994, the settlement was approved by the court. The ICN Defendants intend to move for summary judgment dismissing the 1987 Actions. Management believes that, having extensively reviewed the issues in the 1987 Actions, there are strong defenses and the Company intends to defend the 1987 Actions vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company. The purchase price allocation related to the Merger is preliminary, pending resolution of the 1987 Actions.

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

   In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. ("Gencon") against ICN Canada Limited ("ICN Canada"), SPI, and ICN alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and SPI were dismissed from the action based on SPI's agreement to guarantee any judgment against ICN Canada. Following trial in 1993, the judge granted judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorneys' fees (which sums total approximately $650,000). ICN Canada timely filed its Notice of Appeal and Gencon filed a Notice of Cross-Appeal, seeking the award of approximately $145,000 in additional claimed costs.
   The defendants intend to vigorously defend this action.

   In October 1994, an action entitled Engelhardt v. ICN Pharmaceuticals, Inc. (Case No. 94-2-2322) was filed in the United States District Court for the District of Colorado. The action was commenced by Lauri and Kenneth Engelhardt on behalf of themselves and their infant daughter, Hannah, asserting causes of action for products liability and negligence and seek unspecified damages. The Company filed a motion to dismiss asserting that Plaintiffs' claims are barred by the statute of limitations. The Company believes that the allegations are without merit and intends to vigorously defend this action.

   On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek, and are seeking compensatory and punitive damages in the amount of $25,000,000. Khan filed counterclaims on April 12, 1993, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000.

   Pursuant to an Order Directing Private Investigation and Designating Officers to Take Testimony, dated May 15, 1995, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the SEC with respect to certain matters pertaining to the status and disposition of the Company's Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN common stock, engaged in possible violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by having possibly (i) made false or misleading statements or omitted to state material facts with respect to the status and disposition of the Hepatitis C NDA, or (ii) purchased or sold ICN common stock while in possession of material, non-public information concerning the status and disposition of the Hepatitis C NDA or (iii) conveyed material, non-public information concerning the status and disposition of the Hepatitis C NDA to other persons who may have purchased or sold ICN stock. The Company is cooperating with the SEC in its investigation.

   The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these various other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.

9.   DETAIL OF CERTAIN ACCOUNTS-  (000's omitted)

RECEIVABLES, NET
                                                      JUNE 30,    DECEMBER 31,
                                                        1995          1994
                                                   ----------     ------------
   Trade accounts receivable                        $  122,959    $   84,789
   Other                                                 9,034         7,198
                                                    -----------   -----------
                                                       131,993        91,987
   Allowance for doubtful accounts                      (9,492)      (10,036)
                                                    ----------    -----------
                                                    $  122,501    $   81,951
                                                    ===========   ===========
Inventories, Net
                                                      JUNE 30,    DECEMBER 31,
                                                        1995          1994
                                                    ----------    -----------
   Raw materials and supplies                       $   35,104    $   37,198
   Work-in-process                                      14,020        13,167
   Finished goods, net                                  57,774        39,083
                                                    -----------   -----------
                                                    $  106,898    $   89,448
                                                    ===========   ===========
Property, Plant and Equipment, Net:
                                                      JUNE 30,    DECEMBER 31,
                                                        1995          1994
                                                    ----------    -----------
   Property, plant and equipment, at cost           $  171,985    $  162,588
   Accumulated depreciation                            (36,976)      (33,965)
                                                    ----------    -----------
                                                    $  135,009    $  128,623
                                                    ===========   ===========


10.  SUBSEQUENT EVENT

   On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement and a Stock Purchase Agreement with a subsidiary of Schering-Plough Corporation to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering-Plough's alpha interferon. The Agreement will provide an initial licensing fee to the Company of $23 million dollars, and royalty payments upon the marketing of the drug including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for hepatitis C worldwide, except that ICN will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42 million in common stock of the Company upon the achievement of certain regulatory milestones. Under the agreement, Schering will be responsible for all of the development costs worldwide. The Agreement is subject to clearance under the Hart-Scott-Rodino Act.


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

 RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Net Sales for the two industry segments are set forth below (in thousands).

                                     THREE MONTHS            SIX MONTHS
                                    ENDED JUNE 30,          ENDED JUNE 30,
                                    1995        1994        1995       1994
                                 ---------   ---------    ---------   --------
Net Sales:
  Pharmaceutical                $  111,945   $  78,927   $ 229,871    $151,094
  Biomedical                        16,828          --      31,145         --
                                ----------   ----------  ----------   --------
                                $  128,773   $  78,927   $ 261,016    $151,094
                                ==========   =========   ===========  ========

NET SALES

Pharmaceutical net sales for the three and six months ended June 30, 1995, were $111,945,000 and $229,871,000, respectively, compared to $78,927,000 and
$151,094,000 for the same periods in 1994. Compared to 1994, sales increased $33,018,000 or 42% and $78,777,000 or 52% for the three and six months ended June 30, 1995, respectively.

Pharmaceutical net sales at ICN Galenika were $67,627,000 and $138,166,000 for the three and six months ended June 30, 1995, respectively, compared to $37,671,000 and $63,826,000 for the same periods in 1994. Such increases are primarily due to an increase in unit sales for the three and six months ended June 30, 1995, compared to the same periods in 1994.

Pharmaceutical net sales at North America were $18,253,000 and $47,615,000 for the three and six months ended June 30, 1995, respectively, compared to $16,278,000 and $40,680,000 for the same periods in 1994. Sales in the second quarter of 1995 increased due primarily to increased sales in the Myasthenia Gravis, Dermatological and Medicinal product lines in the United States. Sales for the six months ended June 30, 1995 compared to the same period in the prior year, increased primarily due to increased Virazole sales resulting from increased unit sales and favorable price increases.

Pharmaceutical net sales at Latin America were $10,390,000 and $18,809,000 for the three and six months ended June 30, 1995, respectively, compared to $15,767,000 and $28,972,000 for the same periods in 1994, primarily due to a weakening of the peso compared to the U. S. dollar and a decrease in units sold.

The Biomedical business that was acquired in the Merger contributed $16,828,000 and $31,145,000 of sales during the three and six months ended June 30, 1995 or approximately 13% and 12% of total Company net sales, respectively.

GROSS PROFIT

Gross profit as a percentage of sales was 56% and 58% for the three and six months ended June 30, 1995, respectively, compared to 43% and 49% for the same periods in 1994. The increase in gross profit is primarily due to improved economic and business conditions in Yugoslavia for the three and six months ended June 30, 1995 compared to the same periods in 1994. Additionally, increased sales of Virazole in the first quarter of 1995 contributed to the improved gross profit margin for the six months ended June 30, 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales were 34% and 34% for the three and six months ended June 30, 1995, respectively, compared to 29% and 29% for the same periods in 1994. These expenses increased due to increased marketing efforts and selling expenses in all of the Company's operating units. The increase in expenses was partially offset by the favorable impact of certain changes in accounting estimates aggregating approximately $947,000 primarily in the North American operations and a favorable re-evaluation of accounts receivable reserves at ICN Galenika of approximately $1,383,000. Selling, general and administrative expenses for the three and six months ended June 30, 1995 include $6,396,000 and $12,596,000, respectively, of expenses associated with the Company's Biomedical business that was acquired in the Merger.

ROYALTIES TO AFFILIATES

As a result of the Merger, the Company is no longer required to pay royalties to Viratek. During the three and six months ended June 30, 1994, the Company sold $3,790,000 and $17,850,000, respectively, of Virazole(R), generating royalties to Viratek of $758,000 and $3,570,000, respectively. These royalties were based on a royalty agreement whereby 20% of net sales of Virazole were payable to Viratek.

TRANSLATION AND EXCHANGE LOSSES, NET

Translation and exchange (gains) losses, net were $352,000 and $1,650,000, for the three and six months ended June 30, 1995 compared to $(245,000) and $2,254,000, respectively, for the same periods in 1994. In the second quarter of 1995, the Company's net translation loss was primarily attributed to a translation gain of $(168,000) on its foreign denominated debt and a translation loss of $438,000 at ICN Galenika resulting from the exchange impact on its net monetary position. During the six months ended June 30, 1995, the Company's net translation loss was primarily attributed to a translation loss of $2,962,000 related to its foreign denominated debt which was acquired in the Merger, which was partially offset by translation gains of $(1,385,000) related to ICN Galenika's net positive monetary asset position. In the first six months of 1994, the Company's translation losses were related primarily to the devaluation of the dinar at ICN Galenika.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 1995 was $6,146,000 and $11,150,000, respectively, compared to $1,623,000 and $3,046,000 for the same periods in 1994. This increase is primarily due to higher interest expense in the United States resulting from debt assumed from the Predecessor Companies in connection with the Merger and increasing interest rates in Yugoslavia, resulting in higher interest expense at ICN Galenika.

On April 28, 1995, the Company redeemed $10,000,000 of principal amount and accrued interest on the Company's
12 7/8% Senior Subordinated Debentures.

TAXES

The Company's effective income tax rate for the three and six months ended June 30, 1995, was 3% and 5%, respectively, compared to 30% and 26% for the same periods last year. The decline in the effective tax rate was due primarily to a change in the mix of domestic and foreign earnings and other foreign permanent differences.

RESEARCH AND DEVELOPMENT

Research and development costs for the three and six months ended June 30, 1995 were $4,273,000 and $8,818,000, respectively, compared to $1,630,000 and $2,476,000 for the same periods in 1994, primarily due to research and development efforts acquired in the Merger from Viratek.

EXCHANGE RATES AND STABILIZATION PROGRAM

ICN Galenika, a 75% owned subsidiary, operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of the economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over 1 billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavian government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the Dinar, and improving the overall economy in Yugoslavia.

During the first half of 1995, some weakness in the stabilization program had been experienced. During the first quarter and continuing into the second quarter of 1995, ICN Galenika experienced a decline in the availability of hard currency in Yugoslavia and inflation has increased to an approximate annual rate of 40%. In the near term, the positive effects of the stabilization program may not necessarily continue and a return to prior levels of hyperinflation could occur. A continued weakening of the stabilization program could potentially result in an adverse effect upon the Company through a devaluation.

The net monetary asset position of ICN Galenika has risen to $42,389,000 as of June 30, 1995 from $25,442,000 at December 31, 1994. The increase in the net monetary asset position is primarily attributed to increases in accounts receivable resulting from increased sales of ICN Galenika and the lengthening of the collection period of receivables resulting from the lack of availability of dinars in Yugoslavia. This net monetary asset position would be subject to foreign exchange losses if a devaluation of the dinar were to occur. In the near term, ICN Galenika will endeavor to reduce its monetary exposure by shortening the payment terms on its receivables or place restrictions on future credit terms; however, there can be no assurance that these actions will be successful in reducing the net monetary asset position. These actions could result in a decline from the current sales levels in units and dollars and lead to higher inventory levels in the future.

Recently the Yugoslavian Government announced efforts to reduce or limit price increases on pharmaceutical products.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1995, cash used in operating activities totaled $5,988,000 which is primarily attributed to increased levels of accounts receivable and inventory at ICN Galenika aggregating approximately $49,642,000.

Cash used in investing activities was $11,760,000 for the six months ended June 30, 1995, related primarily to the acquisition of the radioimmunoassay product line along with inventory and property of Becton Dickinson and Company; and the capital expenditures at ICN Galenika for the facility expansion and modernization project. The project at ICN Galenika will include building two new factories: one to manufacture cephalosporins and the other to manufacture steroids and hormones. Additionally, ICN Galenika's existing drug plant will be modernized and upgraded. The total cost of this facility expansion and modernization through 1998 is expected to be approximately $136,000,000. ICN Galenika intends to fund this program through funds generated from local operations and locally funded debt.

Cash used in financing activities was $13,484,000 for the six months ended June 30, 1995 which includes payments of long-term debt in the amount of $16,048,000 and dividend payments of $3,979,000. The Company issued common stock in the amount of $5,753,000 of which approximately $3,000,000 was utilized to purchase the radioimmunoassay product line from Becton, Dickinson and Company with the remainder to be utilized for working capital purposes. The increase in 1995 dividend payments compared to 1994 is due primarily to higher levels of shares outstanding resulting from the Merger. During the first half of 1994, cash used in financing included cash payments to the parent company of $16,419,000 which did not recur in 1995, as a result of the Merger. In order to reduce future interest expense, the Company elected to call $10,000,000 of the 12-7/8% Sinking Fund Debentures at par plus accrued interest in total of $10,368,000 on April 28, 1995.

On March 3, 1995, the Company's Board of Directors declared a first quarter cash dividend of $.07 per share and a stock dividend of 1.7% payable June 30, 1995 to shareholders of record on March 17, 1995. On May 17, 1995, the Company's Board of Directors declared a second quarter cash dividend of $.07 per share and a stock dividend of 1.4% payable June 14, 1995 to shareholders of record on May 30, 1995.

Since December 31, 1994, the Mexican peso has experienced a 22% devaluation that has and will continue to result in lower U.S. dollar sales and gross margins. This devaluation resulted in an increase in the foreign currency translation charge included as a component of stockholders' equity of $3,138,000 during the six months ended June 30, 1995. Approximately 30% of the Mexican subsidiary's cost of inventory includes materials purchased outside of Mexico that creates added pressure on the gross margins for these products. In addition, inflation continues to increase along with a weakening of the Mexican peso against the U.S. dollar. The Company will endeavor to mitigate these effects by seeking price increases, adjusting its product mix, and seeking local sources for materials that had previously been foreign sourced. However, the implementation of these actions may be affected by recently enacted economic restraint plans by the Mexican government, which include stricter price controls.

In addition, the Company anticipates reduced gross profit margins on certain products in Spain due to a recent agreement between the Spanish government and the pharmaceutical industry.

The Company is subject to foreign currency risk on its foreign denominated debt of approximately $31,380,000 at June 30, 1995, which is primarily denominated in Swiss francs.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement and a Stock Purchase Agreement with a subsidiary of Schering-Plough Corporation to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering-Plough's alpha interferon. The Agreement will provide an initial licensing fee to the Company of $23 million dollars, and royalty payments upon the marketing of the drug including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for hepatitis C worldwide, except that ICN will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42 million in common stock of the Company upon the achievement of certain regulatory milestones. Under the agreement, Schering will be responsible for all of the development costs worldwide. The Agreement is subject to clearance under the Hart-Scott-Rodino Act.

Management believes that funds on hand and to be generated from operations during the year will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient, or if new opportunities require the Company to raise capital, the Company may seek additional financing or issue additional common stock.

On July 21, 1995, the Company purchased an additional 34% interest in the Russian pharmaceutical company, Oktyabr, which raises ICN's ownership from 41% to 75%. The acquisition will be accounted for using the purchase method of accounting. In connection with the acquisition of the additional interest, the Company issued a promissory note in the amount of $3,500,000 due on September 21, 1995, which at the Company's option is payable in cash or common stock of the Company.




PART II - OTHER INFORMATION

ITEM 1.    LITIGATION

Litigation

The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

In February and March 1995, eighteen lawsuits were filed, and a nineteenth was filed in May 1995, which named the Company, its Board of Directors, Milan Panic and several other officers of the Company as defendants. Twelve of the lawsuits purported to be securities class actions, one was an individual securities action and six purported to be derivative suits. Pursuant to Pre-Trial Order No. 1 entered by the Court on May 2, 1995, on June 15, 1995 plaintiffs filed an Amended Consolidated Class Action Complaint for Violation of Federal Securities Laws (the "Securities Complaint") and a Consolidated and Amended Verified Derivative Complaint (the "Derivative Complaint"). The twelve purported securities class actions and the one individual securities action were consolidated into the Securities Complaint, and five of the six derivative lawsuits were consolidated into the Derivative Complaint. One derivative lawsuit is pending in state court in Delaware, subject to a motion to remand to state court and a separate motion to transfer to the U.S. District Court for the Central District of California (the "1995 Actions").

In general, it is alleged in the Securities Complaint that the Company and certain of its officers and directors made various deceptive and untrue statements of material fact and omitted to state material facts in connection with (i) the merger of the Company, SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. and ICN Biomedicals, Inc. ("Biomedicals") in November 1994 and the issuance of convertible debentures in connection therewith, and (ii) information received from the FDA regarding the Company's NDA for the use of Virazole for the treatment of chronic hepatitis C. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre and post-judgment interest, attorneys' fees, expert fees and other disbursements and costs. Plaintiffs seek class certification for those who purchased ICN securities from November 10, 1994 through February 17, 1995, and certification of a "merger sub-class" for those who owned SPI or Biomedicals stock prior to the Merger. The Company, Milan Panic, Dr. Roberts Smith and Dr. Nils Johannesson are named as defendants in the Securities Complaint. Defendants' answer or motion to dismiss is currently due on or before July 31, 1995.

With respect to the Derivative Complaint, plaintiffs assert purported claims for intentional breach of fiduciary duty, negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment, violation of California Corporations Code 25502.5, constructive fraud and gross mismanagement. Plaintiffs seek declaratory relief, unspecified compensatory and punitive damages, prejudgment interest, attorneys' fees, experts' fees and costs and disbursements. Named as defendants in the Derivative Complaint are Milan Panic, Norman Barker, Jr., Birch E. Bayh, Alan F. Charles, Robert F. Finch, Roger Guillemin, Adam Jerney, Weldon B. Jolley, Vernon Knight, Jean-Francois Kurz, Thomas H. Lenagh, Bill A. MacDonald, Charles T. Manatt, James P. Miscoll, Stephen D. Moses, Michael Smith, Roberts A. Smith, Richard W. Starr and the Company as a "nominal defendant". Defendants' answer or motion to dismiss is currently due on or before July 31, 1995.

It is not possible at the present time for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1995 Actions. The Defendants intend to vigorously defend the 1995 Actions.

Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware. Three of these lawsuits, entitled Helmut Kling v. Milan Panic, et al., Jallath v. Milan Panic, et al., and Amy Hoffman v. Milan Panic, et al. ("the 1994 Actions"), were filed by stockholders of SPI and, in the Jallath lawsuit, of Viratek, against ICN, SPI, Viratek (in the Jallath lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including Milan Panic) and purport to be class actions on behalf of all persons who held shares of SPI common stock and, in the Jallath lawsuit, Viratek common stock. The fourth lawsuit, entitled Joice Perry v. Nils O. Johannesson, et. al., was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including Milan Panic) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The Company believes that the 1994 Actions are without merit and intends to defend them vigorously. It is not possible at the present time for the Company to predict the outcome or the range of potential loss, if any, that might result from the 1994 Actions.

ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296
(KMW))(collectively the "1987 Actions"). In the Third Amended Consolidated Class Action Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc. ("Paine Webber") in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs sought the certification of classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 through April 15, 1987. On July 5, 1995, Magistrate Judge Fox issued his report and recommendation (the "Report") in which he recommended conditional certification of the classes as sought by plaintiffs above. The ICN Defendants currently intend to file their appeal of the Report on September 11, 1995. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants, but have yet to execute such a stipulation. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber and on July 27, 1994, the settlement was approved by the court. The ICN Defendants intend to move for summary judgment dismissing the 1987 Actions. In accordance with the Court's individual rules, the ICN Defendants intend to submit preliminary papers in support of that motion on September 11, 1995. The Court has set a trial date of January 23, 1996. Management believes that, having extensively reviewed the issues in the 1987 Actions, there are strong defenses and the Company intends to defend the 1987 Actions vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company. The purchase price allocation related to the Merger is preliminary, pending resolution of the 1987 Actions.

In late January 1995, an action was commenced by Deborah Levy against ICN, SPI, Viratek and Milan Panic. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. Defendants filed their answer in March 1995. The Court has set a trial date of March 4, 1996. The defendants intend to vigorously defend the suit.

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

On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek, and are seeking compensatory and punitive damages in the amount of $25,000,000. Khan filed counterclaims on April 12, 1993, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000. On November 4, 1994, ICN and Viratek moved to have a default judgment entered against Khan and to dismiss his counterclaims. Khan submitted his opposition papers on March 15, 1995, and a full evidentiary hearing is currently scheduled for October 19, 1995.

Pursuant to an Order Directing Private Investigation and Designating Officers to Take Testimony, dated May 15, 1995, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the SEC with respect to certain matters pertaining to the status and disposition of the Company's Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period June 1994, through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN common stock, engaged in possible violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by having possibly (i) made false or misleading statements or omitted to state material facts with respect to the status and disposition of the Hepatitis C NDA, or (ii) purchased or sold ICN common stock while in possession of material, non-public information concerning the status and disposition of the Hepatitis C NDA or (iii) conveyed material, non-public information concerning the status and disposition of the Hepatitis C NDA to other persons who may have purchased or sold ICN stock. The Company is cooperating with the SEC in its investigation.

The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these various other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 11:  Computation of Per Share Earnings
     Exhibit 15:  Review Report of Independent Accountants
     Exhibit 27:  Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  August 14, 1995        /s/ Milan Panic
                              _______________________________________________
                              Milan Panic
                              President and Chief Executive Officer



Date:  August 14, 1995        /s/ John E. Giordani
                              _______________________________________________
                              John E. Giordani
                              Executive Vice President and Chief Financial
                                   Officer