Form 10-Q
period 1995-09-30
ICN PHARMACEUTICALS INC
filed 1995-11-14
CIK 930184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                                      THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-11397,

                           ICN PHARMACEUTICALS, INC.
                       ---------------------------------
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

  Yes [X] No [  ]

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of October 26, 1995 was 29,840,632.

                           ICN PHARMACEUTICALS, INC.
                                     INDEX

                                                                Page
                                                                Number
                                                               -------
PART I - FINANCIAL INFORMATION (Unaudited):

  Consolidated Condensed Balance Sheets -
   September 30, 1995 and December 31, 1994                       3

  Consolidated Condensed Statements of Income -
    Three and nine months ended September 30, 1995 and 1994       4

  Consolidated Condensed Statements of Cash Flows -
    Nine months ended September 30, 1995 and 1994                 5

  Management's Statement Regarding Unaudited Financial
    Statements                                                    6

  Notes to Consolidated Condensed Financial Statements            7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operation                           15


PART II - OTHER INFORMATION

Item 1. Litigation                                               20

Item 6.  Exhibits and Reports on Form 8-K                        21

SIGNATURES                                                       22

                           ICN PHARMACEUTICALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
              (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1995           1994
                                                   -------------   -----------
ASSETS
------
Current assets:
Cash and cash equivalents                          $   32,273     $    42,376
Restricted cash                                           387           1,425
Receivables, net                                      136,304          81,951
Inventories, net                                      114,733          89,448
Prepaid expenses and other current assets              26,668          25,146
                                                   ----------      ----------
   Total current assets                               310,365         240,346

Marketable securities (used to collateralize note
   payable of $6,624 and $8,103 at September
   30, 1995 and December 31, 1994, respectively)       35,696          33,179
Property, plant and equipment, net                    137,837         128,623
Goodwill and intangibles, net                           6,561          18,043
Other assets and deferred taxes                        32,413          21,282
                                                   ----------      ----------
   Total assets                                    $  522,872      $  441,473
                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Trade payables and accrued liabilities             $   72,522     $    68,190
Notes payable                                          13,431          13,757
Current portion of long-term debt                      17,465           6,067
Income taxes payable                                    8,888          14,530
                                                   ----------      ----------
   Total current liabilities                          112,306         102,544
Long-term debt, less current portion                  170,012         195,181
Deferred license income and other liabilities          31,695           9,960
Minority interest                                      63,717          44,880

Commitments and contingencies (Note 9)
Stockholders' equity:
   Common stock, $.01 par value; 100,000 shares
      authorized; 29,839 and 28,028 shares
      outstanding at September 30, 1995 and
      December  31, 1994, respectively                    299             282
   Additional capital                                 279,996         251,713
   Retained deficit                                  (115,701)       (142,946)
   Unrealized loss on marketable securities, net       (1,793)         (3,432)
   Foreign currency translation adjustments           (17,659)        (16,709)
                                                   -----------     ----------
    Total stockholders' equity                         145,142         88,908
                                                   -----------     ----------
      Total liabilities and stockholders' equity   $   522,872     $  441,473
                                                   ===========     ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           ICN PHARMACEUTICALS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
1994
              (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                           1995     1994      1995      1994
                                        ------------------  ------------------
Net sales                               $ 137,503 $ 92,796  $398,519  $243,890
Cost of sales                              53,531   47,649   164,222   125,432
                                        --------- --------  --------  --------
Gross profit                               83,972   45,147   234,297   118,458

Selling, general & administrative expenses 51,844   25,571   140,531    69,568
Royalties to affiliates, net                  ---    2,566       ---     6,315
Research and development costs              4,413    1,372    13,231     3,848
Translation & exchange (gains) losses,
       net                                 (1,974)    (736)     (324)    1,518
Interest income                              (824)  (1,167)   (3,777)   (3,373)
Interest expense                            6,126    1,348    17,276     4,394
Other expense, net                             68    2,071     1,591     3,170
                                        ---------  -------  --------   -------

Income before provision for income taxes
    and minority interest                  24,319   14,122    65,769    33,018

Provision for income taxes                  4,328    3,278     6,535     8,132
Minority interest                           3,058      787    11,373     1,220
                                        ---------  -------  --------  --------
Net income                              $  16,933 $ 10,057  $ 47,861  $ 23,666
                                        ========= ========  ========  ========
Per share information:
    Net income per share                $     .53 $    .44  $   1.60  $   1.06
                                        ========= ========  ========  ========

Shares used in per share computation       32,184   22,654    29,898    22,325
                                        =========  =======  ========  ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           ICN PHARMACEUTICALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          (UNAUDITED - 000'S OMITTED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1995        1994
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 47,861    $  23,666
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
    Allowance for doubtful accounts                        (3,229)       1,222
      Depreciation and amortization                        11,811        6,149
      Translation and exchange (gains) losses, net           (324)       1,518
      Proceeds from licensing fee                          23,000           --
      Minority Interest                                    11,373        1,220
      Increase in receivables                             (48,162)     (26,255)
      (Increase) decrease in inventories                  (17,719)      18,478
      Changes in other operating assets liabilities, net   (3,974)      12,482
                                                         ---------   ---------
      Net cash provided by operating activities            20,637       38,480
                                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (13,200)     (11,603)
   Decrease in restricted cash                              1,038           --
   Acquisition of foreign license rights                   (1,088)          --
   Acquisition of product line                             (3,000)          --
   Other                                                       32           --
                                                         ---------   ---------
      Net cash used in investing activities               (16,218)     (11,603)
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under
   line of credit arrangements                                492       (1,865)
   Net payments of long-term debt                         (18,495)      (1,135)
   Issuance of common stock                                 5,753           --
   Net payments to parent company                              --      (22,138)
   Proceeds from exercise of stock options                  3,313        1,466
   Dividends paid                                          (5,788)      (1,435)
                                                         ---------   ---------
      Net cash used in financing activities               (14,725)     (25,107)

Effect of exchange rate changes on cash                       203           63
                                                         ---------   ---------
Net (decrease) increase in cash and cash equivalents      (10,103)       1,833
Cash and cash equivalents at beginning of period           42,376       14,777
                                                         ---------   ---------
Cash and cash equivalents at end of the period           $ 32,273    $  16,610
                                                         =========   =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)

1. ORGANIZATION AND RELATIONSHIP

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

   SPI was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN and was 39% owned by ICN immediately prior to the Merger. Viratek and Biomedicals were 63% owned and 69% owned by ICN, respectively, prior to the Merger.

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

   On March 3, 1995, the Company's Board of Directors declared a first quarter cash dividend of $.07 per share and a stock dividend of 1.7%, payable on March 31, 1995, to stockholders of record on March 17, 1995. On May 17, 1995, the Company's Board of Directors declared a second quarter cash dividend of $.07 per share and a stock dividend of 1.4%, payable on June 14, 1995 to stockholders of record on May 30, 1995. On August 22, 1995, the Company's Board of Directors declared a third quarter cash dividend of $.07 per share and a stock dividend of 1.22% , payable on September 19, 1995 to stockholders of record on September 5, 1995. All relevant share and per share data have been restated to reflect these stock dividends.

   RECLASSIFICATIONS

   Certain prior year items have been reclassified to conform with the current year presentation.

3. RELATED PARTY TRANSACTIONS

   ROYALTY AGREEMENTS

   As a result of the Merger, the Company is no longer required to pay royalties on sales of Virazole(R). During the three and nine months ended September 30, 1994, the Company sold $12,420,000 and $30,270,000, of
   Virazole(R), respectively, generating royalties to Viratek of $2,471,000 and $6,041,000, respectively. These royalties were based on a royalty agreement whereby 20% of net sales of Virazole were payable to Viratek.

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

   Common service costs for the three and nine months ended September 30, 1994 were $612,000 and $1,989,000, of which $458,000 and $1,413,000, respectively, were allocated to ICN, Viratek and Biomedicals.

4. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes was $6,244,000 for the nine months ended September 30, 1995 and $4,948,000 for the same period in 1994.

   Cash paid for interest was $17,193,000 for the nine months ended September 30, 1995 and $2,562,000 for the same period in 1994.

5. GEOGRAPHIC DATA

   The following tables set forth the amount of net sales and income before interest, provision for taxes and minority interest of the Company by geographical areas for the three and nine months ended September 30, 1995 and 1994 (in thousands):

   SALES:
                                          THREE MONTHS        NINE MONTHS
                                        ENDED SEPT. 30       ENDED SEPT. 30
                                        1995       1994       1995      1994
                                    -------------------   -------------------
   North America                    $  43,282  $ 24,815   $108,118   $ 65,495
   Latin America                       11,587    13,386     30,396     42,358
   Western Europe                      14,191     7,407     43,077     21,629
   Eastern Europe                      66,784    45,488    211,109    109,314
   Asia, Africa, & Australia            1,659     1,700      5,819      5,094
                                    ---------  ---------  --------   --------
   Total                            $ 137,503  $ 92,796   $398,519   $243,890
                                    =========  =========  =========  ========

   INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST:

                                        THREE MONTHS          NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       1995       1994      1995        1994
                                   ---------------------  --------------------

   North America                    $ 22,703  $ 10,946   $ 50,808   $ 27,866
   Latin America                       1,437       454      3,073      4,023
   Western Europe                      1,312       859      3,633      1,849
   Eastern Europe                     14,855     3,257     47,357      4,967
   Asia, Africa, and Australia            17       200        231        765
   Corporate                         (10,703)   (1,413)   (25,834)    (5,431)
                                    --------  --------   --------   --------

   Income before interest,
       provision for income taxes
     and minority interest            29,621    14,303     79,268     34,039
   Net interest expense                5,302       181     13,499      1,021
                                    --------   -------   --------   --------
   Income before provision for income
     taxes & minority interest      $ 24,319  $ 14,122   $ 65,769   $ 33,018
                                    ========  ========   ========   ========

     IDENTIFIABLE ASSETS:

                                         SEPTEMBER 30,         DECEMBER 31,
                                             1995                  1994
                                         ------------          -----------
   North America                        $    82,068            $   77,900
   Latin America                             25,958                26,787
   Western Europe                            57,163                52,469
   Eastern Europe                           272,855               203,357
   Asia, Africa, and Australia                2,591                 3,773
   Corporate                                 82,237                77,187
                                        -----------            ----------
   Total                                $   522,872            $  441,473
                                        ===========            ==========

6. ICN GALENIKA

   ICN Galenika, a 75% owned subsidiary, operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of the economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over 1 billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program, the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavian government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the dinar, and improving the overall economy in Yugoslavia.

   During the first nine months of 1995, some weakness in the stabilization program has been experienced. During this period, ICN Galenika experienced a decline in the availability of hard currency in Yugoslavia and inflation has increased to an approximate annual rate of 40%. During the third quarter of 1995, ICN Galenika received a 30% price increase on its pharmaceutical products. This is the first price increase the government has allowed since the start of the stabilization program. These events suggest a trend of a weakening of the stabilization program that could result in an adverse effect upon the Company through a devaluation in 1995 or early 1996. In the near term, the positive effects of the stabilization program may not necessarily continue and a return to prior levels of hyper-inflation could occur.

   The net monetary asset position of ICN Galenika has risen to $52,366,000 as of September 30, 1995 from $25,442,000 at December 31, 1994. The increase in the net monetary asset position is primarily attributed to increases in accounts receivable resulting from increased sales of ICN Galenika and the lengthening of the collection period of receivables resulting from the lack of availability of dinars in Yugoslavia. This net monetary asset position would be subject to foreign exchange losses if a devaluation of the dinar were to occur. In November 1995, newspapers in Yugoslavia reported that the government approved a devaluation of the dinar which is expected to become effective before year end, although no date has been announced. The timing of the devaluation is expected to coincide with the suspension of sanctions on Yugoslavia. If implemented, based upon information currently available to the Company, the dinar would devalue from the current rate of
   1.4 dinars per $1 U.S. to a rate of 4.2 dinars per $1 U.S.  ICN Galenika is currently endeavoring to reduce its monetary exposure by shortening the payment terms on its receivables, placing restrictions on future credit terms, or temporarily suspending or reducing future credit sales and
   accelerating the purchase of raw materials and supplies.   At this time, it
   is unclear the extent to which these actions will be successful in reducing the net monetary asset position prior to devaluation, and therefore the ultimate loss upon the currency devaluation. If a devaluation occurs at a time when the Company has a significant net monetary asset position, a material charge to the results of operations of the Company will be recorded.

7. ACQUISITIONS

   On May 5, 1995, the Company acquired the radioimmunoassay product line along with inventory and property from Becton, Dickinson and Company ("B&D"), located in Orangeburg, New Jersey, for a purchase price of approximately $3,000,000. To fund this acquisition and to provide funds for working capital of the B&D new product line, the Company sold 400,000 shares of its common stock to a foreign bank for $5,753,000, net of transactions fees and commissions. The financial results of B&D included in the consolidated condensed financial statements for the three and nine months ended September 30, 1995 were not significant.

   On July 21, 1995, the Company purchased an additional 34% interest in the Russian pharmaceutical company, Oktyabr, which raises ICN's ownership from 41% to 75%. In connection with the acquisition of the additional interest, the Company issued 225,807 shares of its common stock, valued at approximately $3,500,000, in exchange for the shares in Oktyabr. The acquisition is not material to the financial position or results of operations of the Company. The purchase price allocation is preliminary pending final valuation and analysis of the assets acquired and liabilities assumed.

8. AGREEMENT WITH SCHERING-PLOUGH CORPORATION

   On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a subsidiary of Schering-Plough Corporation ("Schering") to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering's alpha interferon. The Agreement provided ICN an initial non-refundable payment by Schering of $23,000,000, and will provide royalty payments to the Company for the marketing of the drug, including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for hepatitis C world-wide, except that ICN will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering will be responsible for all of the development costs worldwide.

   The $23,000,000 non-refundable payment has been recorded by the Company as prepaid royalty income of $10,000,000, a license fee of $8,000,000 and a liability to Schering for certain cost sharing agreements of $5,000,000. The prepaid royalty will be amortized to income based upon future sales of the product and the license fee will be amortized to income over the exclusive period of the Agreement, fifteen years.

9. COMMITMENTS AND CONTINGENCIES

   The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

   The ultimate outcome of all pending suits cannot be predicted with certainty and an unfavorable outcome could have a material adverse effect on the Company. At this time, management believes that none of these matters will have a material adverse effect on the financial position and results of operations of the Company.

   In February and March 1995, eighteen lawsuits were filed, and a nineteenth was filed in May, 1995 (the "1995 Actions"), which named the Company, its Board of Directors, Milan Panic and several other present and former officers of the Company as defendants. Such lawsuits, filed in February and March 1995, have been consolidated into one securities complaint and one derivative complaint.

   In general, it is alleged in the securities complaint that the Company and certain of its officers and directors made various deceptive and untrue statements of material fact and omitted to state material facts in connection with the merger of the Company, ICN, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith and (ii) information received from the FDA regarding the Company's NDA for the use of Virazole for the treatment of chronic hepatitis C. The securities complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre and post-judgment interest, attorneys' fees, expert fees and other disbursements and costs.

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

   ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (KMW))(collectively the "1987 Actions").
   In the Third Amended Consolidated Class Action Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc.
   ("Paine Webber") in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. Fact discovery is complete and expert discovery is virtually complete. Plaintiffs sought the certification of classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 through April 15, 1987. On July 5, 1995, Magistrate Judge Fox issued his report and recommendation (the "Report") in which he recommended conditional certification of the classes as sought by plaintiffs above. The ICN Defendants filed their appeal of the Report on September 11, 1995. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants, but have yet to execute such a stipulation. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber and on July 27, 1994, the settlement was approved by the court. Management believes that, having extensively reviewed the issues in the 1987 Actions, there are strong defenses and the Company intends to defend the 1987 Actions vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company. The purchase price allocation related to the Merger is preliminary, pending resolution of the 1987 Actions.

   In January 1995, an action was commenced by Deborah Levy against ICN, SPI, Viratek and Milan Panic. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. The defendants intend to vigorously defend the suit.

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

   Pursuant to an Order Directing Private Investigation and Designating Officers to Take Testimony, dated May 15, 1995, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the SEC with respect to certain matters pertaining to the status and disposition of the Company's Hepatitis C new drug application ("NDA"). As set forth in the Order, the investigation concerns whether, during the period June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN common stock, engaged in possible violations of Section 17(a) of the Securities Act of 1933 and
   Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by having possibly (i) made false or misleading statements or omitted to state material facts with respect to the status and disposition of the Hepatitis C NDA, or (ii) purchased or sold ICN common stock while in possession of material, non-public information concerning the status and disposition of the Hepatitis C NDA or (iii) conveyed material, non-public information concerning the status and disposition of the Hepatitis C NDA to other persons who may have purchased or sold ICN stock. The Company is cooperating with the SEC in its investigation.

   The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these various other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.



10.   DETAIL OF CERTAIN ACCOUNTS  (000's omitted)
RECEIVABLES, NET
                                                 SEPTEMBER 30,  DECEMBER 31,
                                                    1995            1994
                                                 ------------   -----------
    Trade accounts receivable                    $    139,307   $    84,789
        Other                                           5,138         7,198
                                                 ------------   -----------
                                                      144,445        91,987
    Allowance for doubtful accounts                    (8,141)      (10,036)
                                                 ------------   -----------
                                                 $    136,304   $    81,951
                                                 ============   ===========


INVENTORIES, NET
                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1995           1994
                                                 ------------   ------------
    Raw materials and supplies                   $     45,264   $     37,198
    Work-in-process                                    14,025         13,167
    Finished goods, net                                55,444         39,083
                                                 ------------   ------------
                                                 $    114,733   $     89,448
                                                 ============   ============


PROPERTY, PLANT AND EQUIPMENT, NET:
                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1995           1994
                                                 ------------   ------------
    Property, plant and equipment, at cost       $   177,717    $    162,588
    Accumulated depreciation                         (39,880)        (33,965)
                                                 ------------   ------------
                                                 $   137,837    $    128,623
                                                 ============   ============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

INTRODUCTION
------------

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

RESULTS OF OPERATIONS
---------------------

For financial reporting purposes, the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Net Sales for the two industry segments are set forth below (000's omitted).

                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                                 1995         1994        1995        1994
                              ----------------------    --------------------
Net Sales:
   Pharmaceutical             $ 122,102   $   92,796    $ 351,973  $ 243,890
   Biomedical                    15,401           --       46,546         --
                              ----------  ----------    ---------  ---------
                              $ 137,503   $   92,796    $ 398,519  $ 243,890
                              ==========  ==========    =========  =========

NET SALES
---------

Pharmaceutical net sales for the three and nine months ended September 30, 1995, were $122,102,000 and $351,973,000, respectively, compared to $92,796,000 and $243,890,000 for the same periods in 1994. Compared to 1994, sales increased $29,306,000 or 32% and $108,083,000 or 44% for the three and nine months ended September 30, 1995, respectively.

Pharmaceutical net sales at ICN Galenika were $61,390,000 and $199,556,000 for the three and nine months ended September 30, 1995, respectively, compared to $45,487,000 and $109,313,000 for the same periods in 1994. Such increases are primarily due to an increase in unit sales and favorable price increases for the three and nine months ended September 30, 1995, compared to the same periods in 1994.

Pharmaceutical net sales in North America were $34,336,000 and $82,116,000 for the three and nine months ended September 30, 1995, respectively, compared to $24,625,000 and $64,528,000 for the same periods in 1994. Sales in the third quarter of 1995 increased due primarily to increased unit sales in the Virazole and Dermatological product lines in the United States. Sales for the nine months ended September 30, 1995 compared to the same period in the prior year, increased primarily due to increased Virazole sales resulting from increased unit sales.

Pharmaceutical net sales in Latin America were $11,174,000 and $29,079,000 for the three and nine months ended September 30, 1995, respectively, compared to $13,300,000 and $42,272,000 for the same periods in 1994. The decline in sales is primarily due to a weakening of the peso compared to the U. S. dollar, partially offset by price increases.

The Biomedical business that was acquired in the Merger contributed $15,401,000 and $46,546,000 of sales during the three and nine months ended September 30, 1995 or approximately 11% and 12% of total Company net sales, respectively.

GROSS PROFIT
------------

Gross profit as a percentage of sales was 61% and 59% for the three and nine months ended September 30, 1995, respectively, compared to 49% and 49% for the same periods in 1994. The increase in gross profit is primarily due to increases in volume and prices at ICN Galenika for the three and nine months ended September 30, 1995 compared to the same periods in 1994. Additionally, increased sales of Virazole contributed to the improved gross profit margin for the three and nine months ended September 30, 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses as a percentage of sales were 38% and 35% for the three and nine months ended September 30, 1995, respectively, compared to 28% and 29% for the same periods in 1994. These expenses increased due to increased marketing efforts and selling expenses in all of the Company's operating units. Additionally, operating expenses at ICN Galenika have risen due to inflationary pressures on the Yugoslavian dinar. Selling, general and administrative expenses for the three and nine months ended September 30, 1995 include $7,018,000 and $20,464,000, respectively, of expenses associated with the Company's Biomedical business that was acquired in the Merger.

ROYALTIES TO AFFILIATES
----------------------

As a result of the Merger, the Company is no longer required to pay royalties to Viratek. During the three and nine months ended September 30, 1994, the Company sold $12,420,000 and $30,270,000, respectively, of Virazole(R), generating royalties to Viratek of $2,471,000 and $6,041,000, respectively. These royalties were based on a royalty agreement whereby 20% of net sales of Virazole were payable to Viratek.

TRANSLATION AND EXCHANGE LOSSES, NET
------------------------------------

Translation and exchange (gains) losses, net were $(1,974,000) and $(324,000), for the three and nine months ended September 30, 1995 compared to $(736,000) and $1,518,000, respectively, for the same periods in 1994. In the third quarter of 1995, the Company's net translation gain was primarily attributed to a translation gain of $(1,954,000) at ICN Galenika resulting from the exchange impact on its net monetary position. During the nine months ended September 30, 1995, the Company's net translation gain was primarily attributed to a translation gain of $(3,339,000) related to ICN Galenika's net positive monetary asset position, which was partially offset by a translation loss of $2,819,000 related to the Company's foreign denominated debt which was acquired in the Merger. Translation gains at ICN Galenika during 1995 are a result of the strengthening of the Deutsche Mark currency, to which the Dinar is fixed at a ratio of one to one, against the U.S. Dollar. In the third quarter and first nine months of 1994, the Company's translation (gains) losses were related to changes in the exchange rate of the Yugoslavian Dinar.

INTEREST EXPENSE
----------------

Interest expense for the three and nine months ended September 30, 1995 was $6,126,000 and $17,276,000, respectively, compared to $1,348,000 and $4,394,000 for the same periods in 1994. This increase is primarily due to higher interest expense in the United States resulting from debt assumed from the Predecessor Companies in connection with the Merger and increasing interest rates in Yugoslavia, resulting in higher interest expense at ICN Galenika.

TAXES
-----

The Company's effective income tax rate for the three and nine months ended September 30, 1995, was 18% and 10%, respectively, compared to 23% and 25% for the same periods last year. The decline in the effective tax rate was due primarily to a change in the mix of domestic and foreign earnings and other foreign permanent differences.

RESEARCH AND DEVELOPMENT
------------------------

Research and development costs for the three and nine months ended September 30, 1995 were $4,413,000 and $13,231,000, respectively, compared to $1,372,000 and $3,848,000 for the same periods in 1994, primarily due to research and development efforts acquired in the Merger from Viratek.

EXCHANGE RATES AND STABILIZATION PROGRAM
----------------------------------------

ICN Galenika, a 75% owned subsidiary, operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of the economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over 1 billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program, the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark (approximately 1.4 dinars to one $1 U.S.). The Yugoslavian government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the Dinar, and improving the overall economy in Yugoslavia.

During the first nine months of 1995, some weakness in the stabilization program has been experienced. During this period, ICN Galenika experienced a decline in the availability of hard currency in Yugoslavia and inflation has increased to an approximate annual rate of 40%. During the third quarter of 1995, ICN Galenika received a 30% price increase on its pharmaceutical products. This is the first price increase the government has allowed since the start of the stabilization program. These events suggest a trend of a weakening of the stabilization program that could result in an adverse effect upon the Company through a devaluation in 1995 or early 1996. In the near term, the positive effects of the stabilization program may not necessarily continue and a return to prior levels of hyperinflation could occur.

The net monetary asset position of ICN Galenika has risen to $52,366,000 as of September 30, 1995 from $25,442,000 at December 31, 1994. The increase in the net monetary asset position is primarily attributed to increases in accounts receivable resulting from increased sales of ICN Galenika and the lengthening of the collection period of receivables resulting from the lack of availability of dinars in Yugoslavia. This net monetary asset position would be subject to foreign exchange losses if a devaluation of the dinar were to occur. In November 1995, newspapers in Yugoslavia reported that the government approved a devaluation of the dinar which is expected to become effective before year end, although no date has been announced. The timing of the devaluation is expected to coincide with the suspension of sanctions on Yugoslavia. If implemented, based upon information currently available to the Company, the dinar would devalue from the current rate of 1.4 dinars per $1 U.S.
to a rate of 4.2 dinars per $1 U.S. ICN Galenika is currently endeavoring to reduce its monetary exposure by shortening the payment terms on its receivables, placing restrictions on future credit terms, or temporarily suspending or reducing future credit sales and accelerating the purchase of raw materials and supplies. At this time, it is unclear the extent to which these actions will be successful in reducing the net monetary asset position prior to devaluation, and therefore the ultimate loss upon the currency devaluation. If a devaluation occurs at a time when the Company has a significant net monetary asset position, a material charge to the results of operations of the Company will be recorded.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended September 30, 1995, cash provided by operating activities totaled $20,637,000 which includes increased earnings and a $23,000,000 payment received from a subsidiary of Schering-Plough Corporation pursuant to an Exclusive License and Supply Agreement. Significant amounts of cash were used to finance sales growth at ICN Galenika and to provide working capital to support seasonal sales of Virazole(R) in North America. These factors contributed to increased levels of accounts receivable and inventories aggregating approximately $65,881,000.

Cash used in investing activities was $16,218,000 for the nine months ended September 30, 1995, related primarily to capital expenditures at ICN Galenika for its facility expansion and modernization project. Also included in investing activities is cash paid for the acquisition of the radioimmunoassay product line along with inventory and property of Becton Dickinson and Company. The project at ICN Galenika will include building two new factories; one to manufacture cephalosporins and the other to manufacture steroids and hormones. Additionally, ICN Galenika's existing drug plant will be modernized and upgraded. The total cost of this facility expansion and modernization through 1998 is expected to be approximately $136,000,000. ICN Galenika intends to fund this program through funds generated from local operations and locally funded debt.

Cash used in financing activities was $14,725,000 for the nine months ended September 30, 1995, which includes net payments of long-term debt in the amount of $18,495,000 and dividend payments of $5,788,000. The Company sold common stock in the amount of $5,753,000 of which approximately $3,000,000 was utilized to purchase the radioimmunoassay product line from Becton, Dickinson and Company and the remainder utilized for working capital purposes. The increase in 1995 dividend payments compared to 1994 is due primarily to higher levels of shares outstanding resulting from the Merger. During the nine months of 1994, cash used in financing included cash payments to the parent company of $22,138,000 which did not recur in 1995, as a result of the Merger. In order to reduce future interest expense, the Company elected to call $10,000,000 of the 12-7/8% Sinking Fund Debentures at par plus accrued interest totaling $10,368,000 on April 28, 1995. Subsequently, the Company elected to call an additional $10,000,000 of the 12 7/8 Sinking Fund Debentures at par plus accrued interest totaling $10,315,000 on October 13, 1995.

On March 3, 1995, the Company's Board of Directors declared a first quarter cash dividend of $.07 per share and a stock dividend of 1.7% payable March 31, 1995 to shareholders of record on March 17, 1995. On May 17, 1995, the Company's Board of Directors declared a second quarter cash dividend of $.07 per share and a stock dividend of 1.4% payable June 14, 1995 to shareholders of record on May 30, 1995. On August 22, 1995, the Company's Board of Directors declared a third quarter dividend of $.07 per share and a stock dividend of 1.22% payable on September 19, 1995 to shareholders of record on September 5, 1995.

Since December 31, 1994, the Mexican peso has experienced a 47% devaluation that has and will continue to result in lower U.S. dollar sales and gross margins. This devaluation resulted in an increase in the foreign currency translation charge included as a component of stockholders' equity of $3,428,000 during the nine months ended September 30, 1995. Approximately 30% of the Mexican subsidiary's cost of inventory includes materials purchased outside of Mexico that creates added pressure on the gross margins for these products. In addition, inflation continues to increase along with a weakening of the Mexican peso against the U.S. dollar. The Company will endeavor to mitigate these effects by seeking price increases, adjusting its product mix, and seeking local sources for materials that had previously been foreign sourced. In the third quarter of 1995, the Company's Mexican subsidiary received a 12% price increase which contributed to improved gross margins and earnings. However, the implementation of actions to cope with this business environment may be affected by economic restraint plans by the Mexican government, which include price controls.

The Company is subject to foreign currency risk on its foreign denominated debt of approximately $30,889,000 at September 30, 1995, which is primarily denominated in Swiss francs.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a subsidiary of Schering-Plough Corporation ("Schering") to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering's alpha interferon. The Agreement provided ICN an initial non-refundable payment by Schering of $23,000,000, and will provide royalty payments to the Company for the marketing of the drug, including certain minimum royalty rates. Schering will have exclusive marketing rights for rivavirin for hepatitis C worldwide, except that ICN will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering will be responsible for all of the development costs worldwide.

The $23,000,000 non-refundable payment has been recorded by the Company as prepaid royalty income of $10,000,000, a license fee of $8,000,000 and a liability to Schering for certain cost sharing agreements of $5,000,000. The prepaid royalty will be amortized to income based upon future sales of the product and the license fee will be amortized to income over the exclusive period of the Agreement, fifteen years.

Management believes that funds on hand and to be generated from operations during the year will be sufficient to meet its normal operating requirements during the remainder of the year and into 1996.

On July 21, 1995, the Company purchased an additional 34% interest in the Russian pharmaceutical company, Oktyabr, which raises ICN's ownership from 41% to 75%. In connection with the acquisition of the additional interest, the Company issued 225,807 shares of its common stock, valued at approximately $3,500,000, in exchange for the shares in Oktyabr. The acquisition is not material to the financial position or results of operations of the Company. The purchase price allocation is preliminary pending final valuation and analysis of the assets acquired and liabilities assumed.

PART II - OTHER INFORMATION
ITEM 1.    LITIGATION

Litigation:

See Notes to Consolidated Condensed Financial Statements Note 9; Commitments and Contingencies, which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit 10: Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering Plough, Ltd. dated July 28, 1995. Pursuant to 17 C.F.R, Subsection 200.80(b) (4), 200.83 and 240.24b-2,
    this document has been filed separately with the Securities and Exchange Commission under a Request for Confidential Treatment.

    Exhibit 11: Computation of Per Share Earnings

    Exhibit 15: Review Report of Independent Accountants

    Exhibit 27: Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  November 14, 1995      /s/ Milan Panic
                              ---------------------------------
                              Milan Panic
                              President and Chief Executive Officer



Date:  November 14, 1995      /s/ John E. Giordani
                              ----------------------------------
                              John E. Giordani
                              Executive Vice President and Chief
                          Financial Officer