Form 10-K
period 1995-12-31
ICN PHARMACEUTICALS INC
filed 1996-03-29
CIK 930184

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE YEAR ENDED DECEMBER 31, 1995

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   COMMISSION FILE NUMBER 1-11397

                      ICN PHARMACEUTICALS, INC.

        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                 33-0628076
(STATE OR OTHER JURISDICTION OF                      I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

3300 HYLAND AVENUE, COSTA MESA, CALIFORNIA                  92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 545-0100

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON
                                                     WHICH REGISTERED
-------------------------                         ---------------------
COMMON STOCK, $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                NONE
                          (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

  The aggregate market value of the Registrant's voting stock held by non-affiliates on March 13, 1996, was approximately
$711,379,354.

  The number of outstanding shares of common stock as of March
13, 1996 was 31,098,551.

                          TABLE OF CONTENTS

                       ITEM NUMBER AND CAPTION


                               PART I


                                                           PAGE NO.


1. Business

2. Properties

3. Legal Proceedings

4. Submission of Matters to a Vote of Security Holders


                               PART II


 5. Market for the Registrant's Common Equity and Related Stockholder Matters

 6.   Selected Financial Data

 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations

 8.   Financial Statements and Supplementary Data

 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure


                              PART III


10.   Directors and Executive Officers of the Registrant

11.   Executive Compensation and Related Matters

12.   Security Ownership of Certain Beneficial
      Owners and Management

13.   Certain Relationships and Related Transactions


                               PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K



                                (ii)

                               PART I
ITEM 1.  BUSINESS

INTRODUCTION

  On November 1, 1994 the stockholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies ("the Merger"). On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company"). For accounting purposes, SPI is the acquiring company and as a result, the newly merged company reports the historical financial data of SPI in its financial results. Subsequent to the Merger, the results of the newly merged company include the combined operations of all Predecessor Companies.

  New ICN is a multinational research based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, nutritional, research and diagnostic products. The Company pursues a strategy of international expansion which includes (i) the research and development of proprietary products with the potential to be significant contributors to the Company's global operations; (ii) the penetration of major pharmaceutical markets by means of targeted acquisitions; and (iii) the expansion in these major markets through the development or acquisition of pharmaceutical products that meet the particular needs of each market.

  The Company distributes and sells a broad range of prescription and over the counter ("OTC") pharmaceutical products in over 60 countries worldwide, primarily in North America, Latin America, Western Europe and Eastern Europe. These pharmaceutical products treat viral and bacterial infections, diseases of the skin, myasthenia gravis, cardiovascular disease, diabetes and psychiatric disorders. The Company's leading product is the broad spectrum antiviral agent ribavirin, which is marketed in the United States, Canada and most of Europe under the Virazole(R) trademark. Virazole(R) is currently approved for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus ("RSV"), herpes simplex, influenza, chicken pox, hepatitis and HIV.
In the United States, Virazole(R) is approved only for use in hospitalized infants and young children with severe lower respiratory infections due to RSV.

  The Company believes it has substantial opportunities to realize growth from its internally developed compounds. These compounds are the result of significant investments in research and development activities related to nucleic acids conducted over three decades. During 1994, ICN submitted a New Drug Application ("NDA") to the Federal Drug Administration ("FDA") for Virazole(R) capsules as monotherapy in the treatment of chronic hepatitis C in the United States. In early 1995, the FDA confirmed that substantial additional drug development would be required for NDA approval. Similar conclusions were reached in other major world markets. However, the Company continues to believe that Virazole(R) has potential in the treatment of hepatitis C, and is taking all steps necessary to capitalize on its full potential.

  On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a subsidiary of Schering-Plough Corporation ("Schering") to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering's alpha interferon.
The Agreement provided the Company an initial non-refundable payment by Schering of $23,000,000, and future royalty payments to the Company for marketing of the drug, including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for hepatitis C worldwide, except that the Company will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering will be responsible for all clinical developments worldwide.

  The Company believes it is positioned to expand its presence in the pharmaceutical markets in Eastern Europe. In 1991, a 75% interest was acquired in Galenika Pharmaceuticals, a large drug manufacturer and distributor in Yugoslavia. Galenika Pharmaceuticals was subsequently renamed ICN Galenika. This acquisition added new products and significantly expanded the sales volume of the Company. With the investment in Galenika Pharmaceuticals, the Company became one of the first Western pharmaceutical companies to establish a direct investment in Eastern Europe. ICN Galenika continues to be a significant part of the Company's operations although its sales and profitability have, at times, been substantially diminished owing principally to the imposition of sanctions on Yugoslavia by the United Nations ("UN"). However, in December 1995, the United Nations Security Council ("UNSC") adopted a resolution that suspended economic sanctions imposed on the Federal Republic of Yugoslavia since May of 1992. The suspension of economic sanctions will enable ICN Galenika to resume exporting certain of its product lines to Russia, other Eastern European markets, Africa, the Middle East and the Far East. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - ICN Galenika". Additionally, in pursuing its Eastern Europe expansion strategy, the Company acquired a 75% interest in Oktyabr, one of the largest pharmaceutical companies in the Russian Republic.

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

BUSINESS SEGMENTS

  The Company operates in two business segments: pharmaceutical and biomedical. For financial information about business segments, see
Note 10 of Notes to Consolidated Financial Statements.

PRODUCTS

ETHICAL DRUGS

  ANTI-INFECTIVES: The Company sells approximately 70 antibacterial products, and sells its antiviral drug, ribavirin, under the tradename Virazole(R) in North America and most European countries. Ribavirin is sold as Vilona(R) and Virazid(R) in Latin America and Virazid(R) in Spain. References to the sale of Virazole(R) in this Form 10-K includes sales made under the trademarks Vilona(R) and Virazid(R). At the present time, the Company believes that there are fewer than ten antiviral agents marketed in the world. Antivirals are rare and more difficult to take through the regulatory approval process than antibacterials because of the nature of bacteria compared to viruses. Whereas bacteria live outside of cells, viruses live inside cells. Thus, while antibacterials can focus simply on killing bacteria, antivirals, ideally, must eliminate viruses without killing the host cell or adversely affecting the host organism.

  ANTIVIRAL: Virazole(R) accounted for approximately 10%, 13% and 7% of the Company's net sales for the years ended December 31, 1995, 1994 and 1993, respectively. Virazole(R) is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles, chicken pox and HIV.

  In the United States and Canada, Virazole(R) has only been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory infections caused by RSV. In the United States, RSV infection is sufficiently severe to require hospitalization of an estimated 100,000 children annually. Similar approvals for Virazole(R) for use in the treatment of RSV have been granted by governmental authorities in 22 other countries.

  In treating RSV, Virazole(R) is administered by a small particle aerosolized generator ("SPAG"), a system that permits direct delivery of Virazole(R) to the lungs, the site of infection.

  A variety of small, independent clinical studies comparing the results of combining Virazole(R) capsules and interferon alpha 2b therapies versus interferon alone in the treatment of hepatitis C, demonstrated enhanced efficacy of the combination. Based upon these clinical findings, the Company has entered into an agreement with Schering whereby Schering will assume responsibility for worldwide clinical development and registration of oral ribavirin in combination with their product, INTRON-A(R), (interferon alpha 2b) for the treatment of hepatitis C. If these larger Phase III clinical trials confirm the findings of preliminary studies, the combination regime could provide the medical community with a valuable new option and potentially, become the standard therapy for the treatment of hepatitis C.

  ANTIBACTERIALS: Antibacterials accounted for approximately 21%, 22% and 24% of the Company's net sales for the years ended December 31, 1995, 1994 and 1993, respectively. Most of the antibacterials sold by the Company (excluding ICN Galenika) are proprietary, whereas many of the antibacterial products manufactured and sold by ICN Galenika are licensed from other manufacturers including Roche Holding AG, Bristol-Meyers Squibb and Eli Lilly, principally under exclusive licenses for specific geographical areas, primarily Yugoslavia.

OTHER ETHICAL DRUGS

  Other ethicals accounted for approximately 40%, 41% and 40% of net sales for the years ended December 31, 1995, 1994 and 1993, respectively. The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. The Company manufactures and markets approximately 60 other dermatological products, primarily in North America and Eastern Europe. The Company markets three anticholinesterase product lines in North America under the trade names Mestinon(R), Prostigmin(R) and Tensilon(R). These products, manufactured by and licensed from Roche Holding AG, are used to treat myasthenia gravis, a progressive neuromuscular disorder, and in reversing the effects of certain muscle relaxants. Bensedin(R) is a tranquilizer manufactured by ICN Galenika and is used in the treatment of psychological and emotional disorders. The Company also sells insulin for the control of diabetes. Albumina(R) is sold in Spain and Mexico for use in emergency treatment of shock due to burns, trauma, operations and infections, and conditions where the restoration of blood volume is urgent.

OTHER OVER THE COUNTER PRODUCTS

  Other OTC products accounted for approximately 17%, 18% and 21% of the Company's net sales for the years ended December 31, 1995, 1994 and 1993, respectively. Other OTC products encompass a broad range of ancillary products sold through the Company's existing distribution channels.

RESEARCH CHEMICALS, DIAGNOSTIC AND OTHER BIOMEDICAL PRODUCTS

  Research chemicals, diagnostic and other biomedical products accounted for approximately 12% of the Company's net sales for the year ended December 31, 1995.

  The Company services life science researchers throughout the world through a catalog sales operation, direct sales and distributors. The Company's general catalog lists approximately 55,000 products which are used by medical, diagnostic and scientific researchers involved in the fields of molecular biology, cell biology, immunology, biochemistry, microbiology and other areas. A majority of these products are purchased from third party manufacturers and distributed globally by the Company. Over 750 new products were added to the catalog in 1995.

  The ICN diagnostic product line includes reagents that are routinely used by physicians and medical laboratories to accurately and quickly diagnose hundreds of patient samples for a variety of disease conditions.

ACQUISITIONS

  The Company has pursued a strategy of targeted expansion into regional markets which are considered to have significant potential for pharmaceutical and related products. This strategy has been implemented in large part through the acquisition of compatible businesses and product lines and the formation of strategic alliances and joint ventures in targeted markets. The Company intends to continue this strategy and to expand its manufacturing potential for Virazole(R).

  In May 1995, the Company acquired from Becton-Dickinson ("B-D"), the radioimmunoassay product line along with the inventory and property located in Orangeburg, New York. These products, used for anemia and thyroid diagnostic testing by B-D, primarily were distributed in North America and Western Europe. The Company believes that significant opportunity exists to extend the distribution of these highly regarded products into Latin America, Asia, Eastern Europe and the Middle East, where the Company has already established distribution networks for diagnostics.

  In December 1995, the Company purchased 40% of SeaLite Sciences, Inc. ("SeaLite") and has the option to purchase the remaining 60%. SeaLite has a patented diagnostics technology which can be used to produce extremely sensitive test kits which the Company believes are superior to existing tests. SeaLite has licensed the Company to produce these tests, the first of which is a thyroid test, so sensitive that it can be used as a replacement for a battery of existing tests. Four products are already cleared by the FDA and will be marketed beginning in 1996. The Company plans to increase its ownership in SeaLite to 100% at a future date.

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

  Until the imposition of UN sanctions in May 1992, ICN Galenika made a significant contribution to sales and net income. Approximately 20% of such sales were exports from Yugoslavia, primarily to Eastern Europe, the Middle East and certain Balkan nations. The imposition of sanctions, including the prohibition of exports, has had a negative effect on the operations and profitability of ICN Galenika. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
- ICN Galenika".

  OKTYABR ACQUISITION: During 1994 and 1993, the Company acquired a 41% interest in Oktyabr, a Russian pharmaceutical company. On July 21, 1995, the Company purchased an additional 34% interest in Oktyabr, raising the Company's ownership from 41% to 75%.

FOREIGN OPERATIONS

  The Company primarily operates in North America, Latin America
(principally Mexico), Western Europe and Eastern Europe. For financial information about domestic and foreign operations and export sales, see Note 10 of Notes to Consolidated Financial Statements.

  Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental actions. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The current political and economic circumstances in Yugoslavia create certain risks particular to that country. Between May 1992 and December 1995, Yugoslavia had been operating under sanctions imposed by the UN which had severely limited the ability to import raw materials for manufacturing and had prohibited all exports. While the sanctions have been suspended, certain risks such as hyperinflation, currency devaluations, wage and price controls and potential government action could have a material adverse effect on the Company's results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Inflation and Changing Prices".

MARKETING AND CUSTOMERS

  The Company has a worldwide marketing and sales staff of approximately 1,780 persons for its pharmaceutical products, including sales representatives in North America, Latin America, Western Europe and Eastern Europe, who call on physicians, pharmacists, distributors and other health care professionals. As part of its marketing program for pharmaceuticals, the Company also uses direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia, and sells through distributors in countries where it does not have its own marketing staff.

  In the United States, the Company currently promotes its pharmaceutical products through its own sales force to physicians.
These products are distributed to drug stores and hospitals through wholesalers. In Latin America, including Mexico, the Company promotes to physicians and distributes products either directly or indirectly to hospitals and pharmacies. The Company's Spanish subsidiary promotes and sells pharmaceutical products through its own sales force to physicians, hospitals, retail outlets, pharmacies and wholesalers. In other Western European markets, sales forces are in the process of being established and distribution methods are in transition as ICN affiliates are established. In Canada, the Company has its own sales force and promotes and sells directly to physicians, hospitals, wholesalers, and large drug store chains.

  ICN Galenika sells a broad range of pharmaceutical and other products in Yugoslavia through approximately 30 wholesalers, 6 sales offices and 85 sales representatives. In December 1995, the UNSC adopted a resolution that suspended economic sanctions imposed on the Federal Republic of Yugoslavia. The suspension of economic sanctions will enable ICN Galenika to resume exporting certain of its product lines to Russia, other Eastern European markets, Africa, the Middle East and the Far East.

  During 1995, approximately 81% of ICN Galenika's sales were to government sponsored entities of the Federal Republic of Yugoslavia. Future sales by ICN Galenika could be dependent on the ability of the Yugoslavian government to continue to subsidize purchases of pharmaceutical products.

  The research chemical and diagnostic product lines are sold worldwide primarily through the Company's mail order catalogs, with additional sales being generated through affiliates and a network of distributors.

RESEARCH AND DEVELOPMENT

  The Company's research and development activities utilize the expertise accumulated by the Company and its predecessors in over 30 years of nucleic acids research. In addition, the Company develops innovative products targeted to address the specific needs of the Company's local markets.

  The Company's predecessors include one of the first firms to engage in broad based nucleic acid research, enabling the Company to compile a library of over 5,000 nucleotide-based compounds. The Company's long-term research efforts are focused on development of therapeutics and diagnostics for diseases related to DNA and RNA, such as viral infections, cancer and skin diseases.

  The Company currently has 330 employees devoted to Research and Development activities.

LONG-TERM RESEARCH AND DEVELOPMENT

  The Company's long-term research and development activities are targeted to the development of therapeutic and diagnostic agents for chronic viral diseases, cancer, diseases of the skin and hormonal therapy, and, as such, compliment the Company's current product lines and development efforts.

  One important area of research is "antisense" technology. This approach seeks to block genetic material causing diseases such as cancer, viral infections and psoriasis by constructing longer sequences of nucleotides (oligonucleotides) that selectively bond to the disease-causing nucleic acid sequences. In this research, the Company makes use of its extensive library of nucleotide compounds. The Company is using similar technologies to develop diagnostic techniques used to screen for genetic diseases, viral infections and various forms of cancer.

SHORT AND MEDIUM-TERM RESEARCH AND DEVELOPMENT

  The Company's medium-term research and development efforts involve the preclinical and clinical testing of certain nucleotide compounds with broader market applications that have shown the most promise of successful commercialization. These compounds include:

  VIRAZOLE(R) (RIBAVIRIN): Virazole(R) is the only significant compound currently undergoing worldwide clinical development for the treatment of hepatitis C.

  A number of small, independent clinical studies in hepatitis C comparing the results of combining Virazole(R) capsules and interferon alpha 2b, versus interferon alone, demonstrated enhanced efficacy of the combination. Based upon these clinical findings, the Company has entered into an agreement with Schering whereby Schering will assume responsibility for worldwide clinical development and registration of oral ribavirin in combination with their product, INTRON-A(R), (interferon alpha 2b) for the treatment of hepatitis C and receive certain geographically exclusive marketing rights. If these large Phase III clinical trials confirm the findings of preliminary studies, the combination regime could provide the medical community with a valuable new option and potentially, become the standard therapy for the treatment of hepatitis C.

  Clinical studies have been conducted with Virazole(R) in various formulations for treatment of several other viral diseases. Among diseases for which at least one governmental health regulatory agency (in countries other than the United States) has approved commercialization of Virazole(R) are herpes zoster, genital herpes, hemorrhagic fever with renal syndrome, lassa fever, measles, chicken pox, influenza and HIV. The Company has no immediate plans to initiate new clinical studies for any of these indications. The Company intends, where appropriate, to utilize the existing clinical data as a basis for future submissions to additional governmental health authorities to expand the use of Virazole(R).

  TIAZOLE(TM) (TIAZOFURIN): The Company has maintained an active research program centered on tiazofurin, which the Company is developing under the tradename Tiazole(TM) (a nucleotide chemically similar to Virazole(R)). Tiazole(TM) has been demonstrated to be an inhibitor of IMP-dehydrogenase, an enzyme whose presence in elevated concentrations is associated with a number of cancers. The Company is in the process of conducting Phase II/III clinical studies with Tiazole(TM) as a treatment for blast crisis in chronic myelogenous leukemia. The Company is also conducting research into the effectiveness of Tiazole(TM) as an anti-cancer agent when used in conjunction with other basic anti-cancer compounds, such as taxol, in end-stage ovarian carcinoma.

  ADENAZOLE(TM) (8-CL-C-AMP): This nucleotide, currently in preclinical research, has been shown to control cell proliferation and differentiation in certain cancers. Human trials have been conducted by independent investigators in Scotland and Italy. The Company is planning to begin preclinical studies for use of the drug in leukemia treatment and is exploring the drug's potential as a topical treatment for psoriasis, based on its ability to inhibit rapid cell proliferation.

  ONCOZOLE(TM) (3-DEAZAGUANINE): Research on animals has shown this compound to be active against a range of solid tumors, including breast and colon tumors. The Company is engaged in preclinical research of Oncozole(TM) as a treatment for solid tumors.

  SELENAZOLE(TM) (SELENAZOFURIN): Selenazofurin, an anti-tumor nucleotide licensed from Brigham Young University, is related to tiazofurin. Preclinical studies suggest that selenazofurin combines synergistically with other well known agents against both leukemia and solid tumors.

  GROWTH HORMONE RELEASING FACTOR (GRF): In November 1994, the Company entered into a license agreement for the rights to develop and commercialize a group of compounds related to and including human GRF for the United States and other major pharmaceutical markets. Phase III clinical trials were initiated in 1995 to evaluate the efficacy and safety of GRF in treating growth retardation.

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

  The Company is aware of several ongoing research and development programs which are attempting to develop new prophylactic and therapeutic products for treatment of RSV. Although the Company will follow publicly disclosed developments in this field, on the basis of currently available data, it is unable to evaluate whether the technology being developed in these programs poses a threat to its current market position in the treatment of RSV or its revenue streams.

  In the marketing segment relating to the treatment of chronic hepatitis C, the Company expects if Virazole(R) is approved either in combination or as a monotherapy, that it will experience competition from manufacturers who have or may introduce competing products.

  Competitors of the Company's biomedical research product group include companies such as Sigma-Aldrich Corporation, Amersham
International and New England Nuclear.

ORDER BACKLOG

  As is customary in the pharmaceutical industry, all the Company's products are sold on an "open order" basis. Consequently, order backlog is not considered a significant factor.

RAW MATERIALS

  The Company manufactures pharmaceuticals at eight facilities. Those facilities are located in Bryan, Ohio; Mexico City, Mexico (at two locations); Montreal, Canada; Zoetermeer, The Netherlands; Barcelona, Spain; Belgrade, Yugoslavia and St. Petersburg, Russia. The Company believes it has sufficient manufacturing capacity to meet its needs for the foreseeable future. All of the manufacturing facilities, which require good manufacturing practices ("GMP") approval from the FDA or foreign agencies, have obtained such approval.

  In Bryan, Ohio, the Company manufactures topical and oral dosages of several pharmaceutical products for the United States market. All of the Company's dermatology products are formulated, packaged and distributed from the Bryan, Ohio facility. The Bryan, Ohio facility also packages and distributes Virazole(R) on a worldwide basis.

  At the two facilities in Mexico City, the Company manufactures a variety of pharmaceuticals in topical, oral and injectable dosage forms to serve the Latin America market. In Montreal, Canada, the Company manufactures Virazole(R) and SPAG units for the administration of Virazole(R) in the treatment of RSV, and other related medical devices. At that facility, the Company also manufactures a variety of topical and oral pharmaceuticals including a line of generics to serve the Canadian and United States markets. The Canadian facility also manufactures a full line of products using the controlled drug substance morphine for the management of pain in cancer and post-surgical states. In Spain, the Company manufactures and markets pharmaceuticals principally for distribution in Spain. In
Yugoslavia, ICN Galenika manufactures over 450 pharmaceutical, veterinary, dental and other products in topical, oral and injectable forms. In Russia, the Company manufactures primarily pharmaceutical products in oral and injectable forms.

  The Company subcontracts all of the manufacture of bulk ribavirin to third party suppliers. Most of the finishing and packaging of Virazole(R) is done by the Company and the balance by third party subcontractors. The capacities of these manufacturers are sufficient to meet the current demand for Virazole(R).

  Manufacturing of the Company's biomedical products are chiefly carried out in three domestic facilities and one foreign facility:
Irvine, California (radiochemicals), Orangeburg, New York (diagnostics and immunobiologicals), Huntsville, Alabama (diagnostic, microplate and liquid handling equipment) and Eschwege, Germany (chromatography products).

  In general, raw materials used by the Company in the manufacture of all of its products are obtainable from multiple sources in the quantities desired.

LICENSES, PATENTS AND TRADEMARKS (Proprietary Rights)

  The Company may be dependent on the protection afforded by its patents relating to Virazole(R) and no assurance can be given as to the breadth or degree of protection which these patents will afford the Company. The Company has patent rights in the United States expiring in 1999 relating to the use of Virazole(R) to treat specified human viral diseases. If future development of Virazole(R) in combination with interferon is successful and approval granted in the United States, an additional award of exclusivity will be granted of up to three years from date of approval (Waxman-Hatch Act). The Company has patents in certain foreign countries covering use of Virazole(R) in the treatment of certain diseases, which expire at various times between 1996 and 2006. The Company has no, or limited, patent rights with respect to Virazole(R) and/or its use in certain foreign countries where Virazole(R) is currently, or in the future may be, approved for commercial sale, including France, Germany and Great Britain. However, the Company will be granted a favorable review classification (Concertation Procedure) for Virazole(R) as a treatment for chronic hepatitis C in all European Union countries (including France, Germany and Great Britain). As a result, approval of the application of Virazole(R) for treatment of chronic hepatitis C (if such approval is granted) would, in the European Union, provide the Company up to ten years of marketing exclusivity, from the date of such approval of the application, against competitors' application to manufacture, market or sell generic substitutes of Virazole(R) for treatment of chronic hepatitis C. There can be no assurance that the loss of the Company's patent rights with respect to Virazole(R) upon expiration of the Company's patent rights in the United States, Europe and elsewhere will not result in competition from other drug manufacturers or will not otherwise have a significant adverse effect upon the business and operations of the Company. Marketing approvals in certain foreign countries provide an additional level of protection for products approved for sale in such countries. As a general policy, the Company expects to seek patents, where available, on inventions concerning novel drugs, techniques, processes or other products which it may develop or acquire in the future. However, there can be no assurance that any patents applied for will be granted, or that, if granted, they will have commercial value or as to the breadth or the degree of protection which these patents, if issued, will afford the Company. Patents for pharmaceutical compounds are not available in certain countries in which the Company markets its products.

  ICN Galenika manufactures and sells three of its top-selling antibacterial products, Pentrexyl(R), Longaceph(R) and Palitrex(R) under licenses from Bristol-Myers Squibb, Roche Holding AG and Eli Lilly, respectively. See "Products."

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

  FDA approval must be obtained in the United States and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an Investigational New Drug Application with the FDA. In addition, there are three phases of human testing. Phase I: safety tests for human clinical experiments, generally in normal, healthy people; Phase II: expanded safety tests conducted in people who are sick with a particular disease condition that the drug is designed to treat; and Phase III: greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing, and animal toxicology and is then submitted in the form of an NDA to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA could take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. No assurance can be given that authorization for the commercial sale by the Company of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States and other regulatory agencies in other countries also periodically inspect manufacturing facilities.

  The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. To date, the Company has been affected by pricing adjustments in Spain and by the lag in allowed price increases in Yugoslavia and Mexico, which has created lower sales in U.S. dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.

LITIGATION, GOVERNMENT INVESTIGATIONS AND OTHER MATTERS

  LITIGATION: The Predecessor Companies were parties to a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits. See "Item 3. Legal Proceedings."

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

EMPLOYEES

  As of December 31, 1995, the Company employed approximately 7,880 persons, an increase from 5,840 in 1994. The increase is due to acquiring the controlling interest of ICN Oktyabr in St. Petersburg, Russia and the decision to increase sales and marketing resources. At year-end, the Company employed 1,780 persons in sales and marketing, an increase from 1,509 in 1994. Additionally, at year-end, the Company employed 330 in research and development, 4,580 in production, and 1,190 in general and administrative matters. All of the employees employed by ICN Galenika, 245 of the employees of the Company's Mexican subsidiaries and 250 employees of the Company's Spanish subsidiary are covered by collective bargaining agreements, or similar such agreements. National labor laws in some foreign countries in which the Company has substantial operations, including Yugoslavia, Russia and Spain, govern the amount of wages and benefits paid to employees and establish severance and related provisions. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppage or serious labor problems.

ITEM 2.  PROPERTIES


  The following are the principal facilities of the Company and its subsidiaries:

                                                             Owned or    Square
Location                   Purpose                           Leased     Footage
--------                   -------                           -------    -------
Costa Mesa, California    Corporate headquarters and
                            manufacturing facility             Owned    178,000
Covina, California        Offices and warehouse                Owned    154,000
Aurora, Ohio              Manufacturing and
                            repackaging facility               Leased    67,000
Huntsville, Alabama       Manufacturing Facility               Owned     70,000
Irvine, California        Manufacturing Facility               Leased    27,000
Eschwege, Germany         Manufacturing Facility               Leased    21,000
Orangeburg, New York      Manufacturing Facility               Owned    100,000
Mexico City, Mexico       Offices and manufacturing facility   Owned    290,000
Montreal, Canada          Offices and manufacturing facility   Owned     97,000
Barcelona, Spain          Offices and manufacturing facility   Owned    100,000
Bryan, Ohio               Warehouse and manufacturing facility Owned     37,000
Zoetermeer,
 The Netherlands          Offices and manufacturing facility  Owned      25,000
Belgrade, Yugoslavia      Offices and manufacturing facility  Owned     781,000
St. Petersburg, Russia    Offices and manufacturing facility  Owned     217,000
High Wycombe,
 United Kingdom           Administrative offices              Leased     32,000
Opera, Italy              Sales offices                       Owned      77,000
Thames, United Kingdom    Offices and warehouse               Leased     17,000
Sydney, Australia         Sales Office                        Leased     17,000
Bonn, Germany             Sales Office                        Leased     26,000
Brussels, Belgium         Sales Office                        Leased      6,000
Paris, France             Sales Office                        Leased      3,000


  During the third quarter of 1994, ICN Galenika commenced a construction and modernization program at its pharmaceutical complex outside Belgrade, Yugoslavia. This program includes the construction of two new pharmaceutical manufacturing plants (one to produce cephalosporins, which are broad spectrum penicillin resistant antibiotics, and the other to produce steroids and hormones) and the modernization of the existing facility. It is estimated that this program will have an aggregate cost of $136,000,000. ICN Galenika intends to fund their construction and modernization through existing funds and funds from local operations and locally funded debt.

  In the opinion of the Company's management, all facilities occupied by the Company are adequate for present requirements, and the Company's current equipment is considered to be in good condition and suitable for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

See Note 7 of Notes to Consolidated Financial Statements.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  None.

                               PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS


  New ICN began trading its common stock on the New York Stock Exchange beginning November 14, 1994, the first trading day after the Merger was completed and New ICN common stock was approved for listing on the New York Stock Exchange (Symbol: ICN). Prior to the Merger, SPI common stock was first listed on NASDAQ (National Association of Securities Dealers Automated Quotation System) on October 7, 1983 and was subsequently listed on the American Stock Exchange on July 22, 1988.

  The following table sets forth, from November 14, 1994, the high and low sales prices of the Company's common stock on the New York Stock Exchange. Prior to November 14, 1994, the table sets forth the high and low sales prices for SPI on the American Stock Exchange. During 1995, the Company issued quarterly stock distributions which totaled 5.6%. During 1994, SPI and the Company issued quarterly stock dividends and distributions which totaled 4.8%. The market prices set forth below have been retroactively adjusted for these dividends and distributions.

     1994                        HIGH        LOW
     -----                       ------    -----
     First Quarter             18-1/8         13
     Second Quarter            16-1/2     13-1/4
     Third Quarter             24-7/8     14-3/8
     Fourth Quarter                23     14-3/8

     1995
     -----
     First Quarter             22-7/8     12-1/8
     Second Quarter            17-3/8     13-7/8
     Third Quarter             24-1/8         15
     Fourth Quarter            22-1/8     17-1/4

  As of March 13, 1996, there were 7,947 holders of record of the Company's common stock.

  The Board of Directors will continue to review the Company's dividend policy. The amount and timing of any future dividends will depend upon the profitability of the Company, the need to retain earnings for use in the development of the Company's business and other factors.

  Since 1993, and continuing throughout 1994 and 1995, the Company issued the majority of its annual dividend in the form of stock dividends. Beginning with the first quarter dividend of 1996, the Board of Directors elected to discontinue the issuances of stock dividends while increasing its quarterly cash dividend to 7.7 cents per quarter from 7 cents per quarter in 1995, an increase of 10%.

ITEM 6.   SELECTED FINANCIAL DATA

  On November 1, 1994, the stockholders of ICN, SPI, Viratek and Biomedicals approved the Merger of the Predecessor Companies ("the Merger"). On November 10, 1994 (effective November 1, 1994), SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company"). The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historic financial data of SPI in its financial results and included the results of ICN, Viratek and Biomedicals from the effective date of the Merger, November 1, 1994.

  The following table sets forth certain consolidated financial data for the five years ended December 31, 1995, 1994, 1993, 1992 and 1991. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements included elsewhere in this Form 10-K (amounts in thousands, except per share information).

                                                       DECEMBER 31
                                -------------------------------------------------
                                 1995      1994       1993      1992    1991<F1>
                                -------------------------------------------------
Statement of
Operations Data:
---------------
Net sales<F2>                 $507,905   $366,851   $403,957  $476,118   $364,358

Cost of sales                  206,049    182,946    211,923   208,745    173,554
                               --------------------------------------------------
Gross profit                   301,856    183,905    192,034   267,373    190,804
Selling, general and
  administrative
  expenses                     191,459    112,919    134,895   172,395    116,699
Royalties to
  affiliates, net                    0      7,468      6,121     5,511      4,377
Research and development        17,231      7,690     11,516     7,836      4,901
Purchased research
  and development<F3>                0    221,000          0         0          0
                               --------------------------------------------------
Income (loss) from operations   93,166   (165,172)    39,502    81,631     64,827
Interest Income                 (6,488)    (4,728)    (8,033)   (9,679)    (3,678)
Interest Expense                22,889      9,317     23,750    13,065      8,965
Translation and exchange (gains)
  losses, net                  (9,484)        191    (3,282)    25,039      6,697
                               --------------------------------------------------
Income (loss) before
  provision for income
  taxes and minority
  interest                      86,249   (169,952)    27,067    53,206     52,843
Provision for
  income taxes                   2,997     10,360      5,368     9,095     10,852
Minority interest               15,915      3,269        189     9,608     11,865
                               --------------------------------------------------
Net income (loss)             $ 67,337  $(183,581)  $ 21,510  $ 34,503   $ 30,126
                               ==================================================
Per Share Information:<F4>
---------------------
  Net income (loss)             $ 2.20     $(7.93)     $ .99    $ 1.61     $ 1.44
                               ==================================================
  Cash dividends paid             $.28     $  .26      $ .24    $  .74     $  .85
                               ==================================================
  Historical dividends
          declared<F5>          $ 1.26     $ 1.19     $1.12     $ 1.06     $ 1.00
                               ==================================================
Weighted average common
    shares outstanding<F4>      30,623     23,138     21,746    21,413     20,907
                               ==================================================
Balance Sheet Data:
------------------
Working capital               $190,802   $137,802   $127,259  $120,942   $123,367
Total assets                   518,298    441,473    302,017   333,218    336,905
Long-term debt                 154,193    195,181     16,980    21,016     16,519
Stockholders' equity           162,172     88,908    155,879   135,427     88,134

         See accompanying notes to Selected Financial Data.


NOTES TO SELECTED FINANCIAL DATA:

<F1> Financial data for 1991 includes the results of ICN Galenika from the effective date of acquisition, May 1, 1991.

<F2> ICN Galenika's sales have been adversely affected since the imposition in May 1992 of United Nations sanctions on Yugoslavia, suspended in December 1995.

<F3> The Merger resulted in $221,000,000 or $9.55 per share being ascribed to purchased research and development for which no alternative use existed and was written-off immediately. This write-off is a one-time, non-cash charge and is not related to the Company's ongoing research and development activities for Virazole(R). Net income, excluding this one-time, non-cash write-off, was $37,419,000 or $1.62 per share in 1994.

<F4>  In March and July 1991, SPI issued 10% and 15% stock
distributions, respectively, which resulted in a 26% stock split. In January 1993, SPI issued a fourth quarter 1992 stock dividend of 2%. During 1993, SPI issued additional stock dividends which totaled 6%. During 1994, SPI and the Company issued additional stock dividends and distributions which totaled 4.8%. During 1995, the Company issued quarterly stock distributions which totaled 5.6%. All share and per share amounts have been restated to reflect these stock splits, dividends and distributions, except for historical dividends issued which are unadjusted for stock splits, dividends and distributions.

<F5> Dividends for 1995 include cash distributions of $.28 on a historical basis and stock distributions of $.98. Dividends for 1994 include cash dividends of $.26 on a historical basis and stock dividends and distributions of $.93. Dividends for 1993 include cash dividends of $.25 on a historical basis and stock dividends equivalent to $.87. The dividends in 1992 include cash dividends of $.86 on a historical basis and stock dividends equivalent to $.20 per share. The stock dividends and distributions are based upon the market value of SPI's and the Company's common stock at the declaration date. For 1991, the dividends were paid in cash.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

  On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company"). The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and the results of ICN, Viratek and Biomedicals have been included with the results of the Company since the effective date of the Merger.

  As part of the Merger, the Company issued approximately 6,476,770 common shares valued on November 10, 1994 at $20.75 per share, which was the publicly traded price for SPI's common shares at that date. Accordingly, the purchase price, including direct acquisition costs of $3,654,000, has been allocated to the estimated fair value of the net assets, including amounts ascribed to purchased research and development costs for which no alternative use existed of $221,000,000 or $9.55 per share, which was written-off to operations immediately following the consummation of the Merger. Net income, excluding this one-time, non-cash write-off, was $37,419,000 or $1.62 per share in 1994.

  The Merger resulted in the acquisition of a biomedical business with pre-merger annual sales of approximately $58,000,000, direct access to Viratek's research and development resources including its scientific expertise, substantial tax net operating loss carryforwards and the elimination of royalty payments to Viratek on the sales of Virazole(R).

 RESULTS OF OPERATIONS

   For financial reporting purposes, the Company's operations are divided into two business segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two business segments is set forth below.

 This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 10 of Notes to Consolidated Financial Statements.

                                  1995           1994        1993
                                  ----           ----        ----
Net Sales (in thousands)

     Pharmaceutical            $ 446,566      $ 357,821    $403,957
     Biomedical                   61,339          9,030           0
                               ---------      ---------    --------
     Total Company             $ 507,905      $ 366,851    $403,957
                               =========      =========    ========

  NET SALES: The increase in net sales of $88,745,000, or 25%, is primarily a result of higher sales at ICN Galenika. Net sales at ICN Galenika were $234,661,000 for the year ended December 31, 1995 compared to $172,124,000 for the same period last year. The increase in ICN Galenika sales of $62,537,000, or 36%, is primarily due to improved unit sales and favorable price increases for the year compared to 1994. ICN Galenika has also benefited from strong growth of antibiotics, where it holds a 65% market share in Yugoslavia.

  Pharmaceutical net sales in 1995, excluding ICN Galenika, increased $26,208,000 compared to 1994, primarily due to increased sales in North America and Western Europe. North American sales rose to $109,505,000 in 1995 from $92,112,000 in 1994, an increase of 19%.
Unit sales of virtually all pharmaceutical products increased in the United States in 1995. Sales of the Company's flagship product, Virazole(R), used in aerosol form to treat infants hospitalized with severe respiratory infection caused by respiratory syncytial virus ("RSV") and the only antiviral therapeutic for this infection, increased to $44,768,000 in 1995 from $35,868,000 in 1994, an increase of 25%. Prescription dermatologicals increased to $22,769,000 in 1995 from $18,437,000 in 1994, an increase of 24%.

  Pharmaceutical net sales in Western Europe rose to $37,226,000 in 1995 from $28,949,000 in 1994. This increase in net sales of 29% is primarily a result of continued strong unit sales of Calcitonina (calcitonin) for osteoporosis and Huberdoxina(TM), an antibiotic in Spain. In addition, expanded resources were used to promote Virazole(R) sales in Western Europe for the 1995-1996 RSV season contributing to an increase in net sales of $2,151,000.

  The Company's largest selling product, Virazole(R), accounts for approximately 10% of total Company sales and is sold principally in the United States for the treatment of RSV in young infants. RSV is a seasonal disease and overall sales of Virazole(R) from year to year are subject to the incidence and severity of the disease, which cannot be predicted with certainty. The incidence of RSV in the United States for the 1995-1996 season is not as prevalent as was experienced in the 1994-1995 season. The overall impact on 1996 earnings of the incidence of RSV in the 1995-1996 season is uncertain.

  The increases in net pharmaceutical sales noted above were partially offset by lower sales in Latin America which were negatively impacted by inflation and the devaluation of the Mexican peso. Sales in Latin America decreased to $41,984,000 in 1995 from $56,393,000 in 1994, a decrease of 26%.

  The biomedical business, acquired in the Merger, had net sales for 1995 of $61,339,000 or approximately 12% of total 1995 net sales. This represents an 8% increase over 1994 proforma net sales, assuming the Merger occurred on January 1, 1994, of $56,727,000, primarily due to the additional sales of diagnostic products acquired from Becton-Dickinson in 1995.

  Net pharmaceutical sales for 1994 declined to $357,821,000 compared to $403,957,000 in 1993. This decrease in net sales was primarily a result of lower sales at ICN Galenika. Net sales at ICN Galenika were $172,124,000 in 1994 compared to $239,832,000 in 1993, primarily due to the differences in exchange rates during 1994 compared to 1993 and the reluctance of the Yugoslavian government to allow sales price increases during 1994. The decrease in sales at ICN Galenika in 1994 is partially offset by sales increases of $21,572,000, or 13%, in the Company's operating units excluding ICN Galenika. The sales in these operations increased to $185,697,000 in 1994 compared to $164,125,000 in 1993. This increase is primarily due to increased Virazole(R) sales of $16,782,000 compared to 1993. Sales and operating results for 1994 were not adversely affected by the devaluation of the Mexican peso during December 1994. As a result of the Merger, the Company acquired a biomedical research products business that contributed $9,030,000 of sales to the 1994 operating results since November 1, 1994.

  GROSS PROFIT: Gross profit as a percentage of sales was 59% for 1995 compared to 50% for 1994. The increase in gross profit is primarily due to improved unit costs at ICN Galenika where gross profit margins increased to 50% in 1995 from 29% in 1994. During 1993, the unit cost of inventory had risen due to higher prices resulting from the economic conditions that existed in Yugoslavia. This higher priced inventory is reflected in cost of sales for 1994 and has been replaced with inventory having a lower unit cost in 1995, resulting from an improved economic environment in Yugoslavia and higher production levels. The gross profit margin in the Company's operating units, other than ICN Galenika, decreased to 67% in 1995 compared to 69% in 1994 due primarily to a full year impact of biomedical sales in 1995 compared to two months of biomedical sales in 1994. The biomedical business has gross profit margins of 56% compared to the pharmaceutical business gross profit margins, excluding ICN Galenika, of 71%.

   Gross profit as a percentage of sales was 50% for 1994 compared to 48% in 1993. The increase in the gross profit margin is primarily due to increased sales of Virazole(R) in the United States, partially offset by decreases in the margins at ICN Galenika. Gross profit margin at ICN Galenika decreased to 29% in 1994 from 35% in 1993 primarily due to higher unit costs.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percentage of sales were 38% in 1995 compared to 31% in 1994. This increase was primarily due to higher operating expenses at ICN Galenika resulting from inflationary pressures and the impact of a full year of biomedical operations in 1995 compared to two months of biomedical operations in 1994. The biomedical selling, general and administrative expenses as a percentage of sales is 46% compared to 29% for the pharmaceutical business.

   Selling, general and administrative expenses as a percentage of sales were 31% for 1994 compared to 33% for 1993. The decrease was primarily due to expense reductions at ICN Galenika resulting from a lower provision for bad debts, lower wages and the impact of differences in the exchange rates in 1994 compared to 1993.

   RESEARCH  AND  DEVELOPMENT COSTS:  The  increase  in  research  and development costs, excluding the write-off of purchased research and development of $221,000,000, in 1995 compared to 1994 of $9,541,000 is primarily due to the acquisition of the Viratek research programs and increased spending at ICN Galenika. The decrease in research and development costs in 1994 compared to 1993 of $3,826,000 is primarily due to lower costs at ICN Galenika of $5,210,000 resulting from wage reductions for research and development personnel and differences in exchange rates. The 1994 decrease in research and development expense was partially offset by research and development expenses of $1,874,000 resulting from the Merger.

   TRANSLATION AND EXCHANGE (GAINS) LOSSES, NET: Foreign exchange (gains), net, in 1995 were $(9,484,000) compared to foreign exchange losses, net, of $191,000 in 1994. Foreign exchange (gains) at ICN Galenika were $(12,063,000) in 1995 related to exchange rate fluctuations of the dinar and a devaluation of the dinar on November 24, 1995 (See "Management's Discussion and Analysis of Financial Condition and Results of Operation - ICN Galenika") which was partially offset by exchange losses of $2,688,000 on the Company's foreign denominated debt. The increase in foreign exchange loss in 1994 compared to 1993 resulted from increased losses at ICN Galenika related to exchange rate fluctuations that occurred before the implementation of the stabilization program. The 1994 exchange losses at ICN Galenika were offset by foreign exchange gains related to certain of the Company's foreign denominated debt.

  INTEREST EXPENSE: The increase in interest expense in 1995 compared to 1994 of $13,572,000 is primarily due to interest expense on additional debt assumed in the Merger and the issuance of $115,000,000 Convertible Notes in November 1994, the proceeds of which were used to pay a portion of the debt assumed in the Merger. Additionally, the weighted average interest rate on short-term borrowings increased to 58% in 1995 compared to 9% in 1994. This increase reflects a hyperinflationary 66% average short-term borrowing rate at ICN Galenika in 1995 compared to a stabilized rate of 9.5% in 1994. The decrease in interest expense in 1994 compared to 1993 of $14,433,000 was primarily due to a decrease in interest expense of $15,840,000 at ICN Galenika. The economic stabilization program enacted by the Yugoslavian government early in 1994 resulted in lower interest rates in 1994 compared to 1993. This decrease in interest expense at ICN Galenika during 1994 was partially offset by increased interest expense in the United States resulting from the assumption of additional debt in connection with the Merger.

   INCOME TAXES: The Company's effective income tax rate was 3%, 6% and 20% for 1995, 1994 and 1993, respectively. In 1995, the Company benefited from a devaluation of ICN Galenika's tax liability balances, utilization of construction tax credits in Yugoslavia and the
revaluation  of  the  Company's deferred tax  assets.   The  Company's
effective tax rate of 6% in 1994 was significantly different than the expected United States statutory rate of 35% due to the write-off of purchased research and development related to the Merger for which there is no related tax benefit. The Company's effective rate of 20% in 1993 was significantly less than the United States statutory rate primarily due to the utilization of foreign and alternative minimum tax credits and other deferred tax benefits for which a valuation allowance existed at January 1, 1993.

   During 1995, the Company utilized $27,000,000 of acquired domestic net operating loss carryforwards ("NOLs") having a tax benefit of $9,400,000 for which a valuation allowance had been established as of the effective date of the Merger. The corresponding reduction in the valuation allowance of $9,400,000 resulted in a reduction of goodwill and intangibles acquired in connection with the Merger.

   In addition to the utilization of the NOLs described above, the Company recognized a $27,000,000 tax benefit of an additional $76,000,000 of acquired NOLs and other deferred tax assets through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance of $27,000,000 resulted in a $24,000,000 reduction in goodwill and intangibles acquired in connection with the Merger and a $3,000,000 reduction in deferred income tax expense. Realization of the deferred tax assets are dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

   Certain tax benefits that were acquired in the acquisition of ICN Galenika will expire in 1996. The expiration of these tax benefits will increase the effective tax rate for ICN Galenika. However, this increase may be partially offset by tax credits in connection with plant construction provided in Yugoslavia.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

  Cash provided by operating activities continues to be the Company's primary source of funds for its operating needs, capital expenditures and dividend payments. In 1995, cash provided by operating activities increased $36,769,000 to $79,326,000 primarily due to increased earnings before depreciation and minority interest and an advance payment from Schering-Plough of $23,000,000 related to the use of Virazole(R)for the treatment of hepatitis C, partially offset by cash payments used for the expansion of inventory levels at ICN Galenika of $23,336,000.

   On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a subsidiary of Schering-Plough Corporation ("Schering") to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering's alpha interferon. The Agreement provided the Company an initial non-refundable payment by Schering of $23,000,000, and future royalty payments to the Company for marketing of the drug, including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for the treatment of hepatitis C worldwide, except that the Company will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering will be responsible for all clinical developments worldwide.

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

    Cash used in investing activities increased $35,635,000 to $47,025,000 due to the continuation of the plant expansion program at ICN Galenika. During 1994 and 1995, ICN Galenika has expended $51,000,000 toward an estimated $136,000,000 project that is expected to be completed in 1998. ICN Galenika intends to fund this program through existing funds and funds generated from local operations and locally funded debt.

    Cash used in financing activities increased $47,599,000 to $50,518,000 reflecting principally the early retirement of the 12 7/8% Sinking Fund Debentures of $34,160,000 and a reduction of notes payable, collateralized by marketable securities, of $8,103,000. In 1995, the Company sold common stock in the amount of $5,753,000 of which approximately $3,000,000 of the proceeds were utilized to purchase the radioimmunoassay product line from Becton-Dickinson and the remainder utilized for working capital purposes. The increase in 1995 distribution payments compared to 1994 is due primarily to a greater number of shares outstanding resulting from the Merger. During 1994, cash used in financing included cash payments to the parent company of $23,718,000 which did not recur in 1995, as a result of the Merger.

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

   INVESTMENT IN RUSSIA: On July 21, 1995, the Company purchased an additional 34% interest in the Russian pharmaceutical company, Oktyabr, raising its ownership from 41% to 75%. In connection with the acquisition of the additional interest, the Company issued 225,807 shares of its common stock, valued at approximately $3,500,000, based upon the market price of the stock at the time the shares were issued, in exchange for the shares in Oktyabr. The acquisition is not material to the financial position or results of operations of the Company.

    DEMANDS  ON  WORKING  CAPITAL:   Management  believes  that  funds
generated from operations will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient, or if new acquisitions or other opportunities require the Company to raise capital, the Company may seek additional financing or issue preferred stock or additional common stock.

   The Company is actively engaged in the identification of new businesses and products that complement the Company's existing product lines and markets. At December 31, 1995, the Company has several preliminary acquisition prospects that could require equity or debt financing during 1996.

   In January, 1996, the Company sold approximately 400,000 shares of its common stock to a foreign bank for net proceeds of $6,000,000. The proceeds were used by the Company for the acquisition of Gly Derm, a Michigan based skin care company, and several smaller acquisitions.

   INFLATION AND CHANGING PRICES: Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

   The Company is subject to foreign currency risk on its foreign denominated debt of $30,352,000, of which $28,956,000 is in Swiss francs, at December 31, 1995 and to devaluation losses on net monetary assets positions in Yugoslavia and Russia.

   The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. While the Company attempts to raise selling prices in anticipation of inflation, adverse effects have been experienced in Yugoslavia and in Mexico as a result of price controls.

   The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it
operates.   To  date,  the Company has been affected  by  the  lag  in allowed price increases in Yugoslavia and Mexico, which has created lower sales in U.S. dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.

ICN GALENIKA

    HYPERINFLATION AND DEVALUATION: ICN Galenika, a 75% owned subsidiary, operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of an economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over 1 billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the dinar and improving the overall economy in Yugoslavia.

   Throughout 1995, the effectiveness of the stabilization program weakened and ICN Galenika began experiencing a decline in the availability of hard currency in Yugoslavia and inflation levels accelerated to an approximate annual rate of 90% by the end of the year.

   Through the third quarter of 1995, the net monetary asset position of ICN Galenika had increased due to rising accounts receivable balances resulting from improved sales and the lengthening of the collection period of receivables resulting from the lack of availability of dinars in Yugoslavia. From a beginning balance of $25,442,000 at December 31, 1994, the net monetary asset position of ICN Galenika had risen to $52,366,000 at September 30, 1995. Upon devaluation of the dinar, a net monetary asset position will result in translation losses. Therefore, early in the fourth quarter of 1995, ICN Galenika took action to reduce its monetary exposure by shortening the payment terms on its receivables, reducing sales levels, accelerating the purchase of inventory and accelerating the purchase of building materials for its plant expansion. On November 24, 1995, the dinar devalued from a rate of 1.4 dinars per US $1 to a rate of
4.7 dinars per US $1. On this date, ICN Galenika had a net monetary liability position that resulted in a gain of $8,724,000. As of December 31, 1995, ICN Galenika had a net monetary asset position of $7,396,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

   As required by Generally Accepted Accounting Principles ("GAAP"), the Company translates ICN Galenika's financial results at the dividend payment rate established by the National Bank of Yugoslavia. To the extent that changes in this rate lag behind the level of inflation, sales and expenses will, at times, tend to be inflated. Future sales and expenses can substantially increase if the timing of future devaluations falls significantly behind the level of inflation. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a severe impact on the financial position and results of operations of the Company could occur.

   SANCTIONS: A substantial majority of ICN Galenika's business is conducted in the Federal Republic of Yugoslavia (Serbia and Montenegro). In December 1995, the United Nations Security Council ("UNSC") adopted a resolution that suspended economic sanctions that had been imposed on the Federal Republic of Yugoslavia since May 1992.

    Sanctions contributed to an overall deteriorating business environment in which ICN Galenika operated and denied ICN Galenika access to export sales which previously totaled approximately $30,000,000 per year. Sanctions also created restrictions on ICN Galenika's overseas investments and imposed administrative burdens in obtaining raw materials outside of Yugoslavia .

  The Company believes the suspension of sanctions will provide a more favorable business environment in the future; however, the beneficial effects of the suspension will not take place immediately as the economy needs to adjust to new opportunities. If the peace process in the Balkans deteriorates there is a risk that sanctions could be reinstated.

   PRICE CONTROLS: ICN Galenika is subject to price controls in Yugoslavia. The size and frequency of government approved price increases is influenced by local inflation, devaluations, cost of imported raw materials and demand for ICN Galenika products. During 1995 and 1994, ICN Galenika received fewer price increases than in the past due to lower relative levels of inflation. As inflation increases, the size and frequency of price increases is expected to increase. During the third quarter of 1995, ICN Galenika received a 30% price increase on its pharmaceutical products. This was the first price increase the government had allowed since the start of the stabilization program. Subsequent to the devaluation on November 24,
1995, ICN Galenika received an 80% price increase on its pharmaceutical products. Price increases obtained by ICN Galenika are based on economic events preceding the price increase and not on expectations of ongoing inflation. This lag in allowed price increases creates downward pressure on the gross margins that ICN Galenika receives on its products. When necessary, ICN Galenika will limit sales of products that have poor margins until an acceptable price increase is received. The impact of an inability to obtain adequate price increases in the future could have an adverse impact on the Company as a result of declining gross profit margins or declining sales in an effort to maintain existing gross margin levels.

   For  additional information and expanded discussion  regarding  the
impact  of   ICN  Galenika,  see  Note 12  of  Notes  to  Consolidated
Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 on accounting for the impairment of long lived assets. SFAS No. 121 requires the Company to review the carrying amounts of its long lived assets and certain identifiable intangible assets for impairment. If it is determined the carrying amount of the assets is not recoverable, the Company is required to recognize an impairment loss. The accounting standard will be implemented in the first quarter of 1996 and is not expected to result in a material loss.

   During October 1995, the FASB issued SFAS No. 123 on accounting for stock based employee compensation plans which must be implemented for fiscal years beginning on or after December 15, 1995. The Company will elect the disclosure only alternative of SFAS No. 123 beginning with its annual financial statements for the year ended December 31, 1996.

  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Following is a summary of quarterly financial data for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts):

                               First     Second   Third         Fourth
1995                          Quarter   Quarter  Quarter   Quarter<F2><F3>
----                          -------   -------- -------   ---------------

Net sales                     $132,243 $128,773  $137,503    $ 109,386
Gross profit                    77,927   72,398    83,972       67,559
Net income                      17,034   13,894    16,933       19,476

Net income per share<F1>      $    .57  $   .44  $    .52    $     .61

1994
----
Net sales                     $72,167   $78,927  $ 92,796    $ 122,961
Gross profit                   39,552    33,759    45,147       65,447
Net income                      8,364     5,245    10,057     (207,247)

Net income (loss) per share<F1>$  .38  $   .23  $    .44    $   (7.94)


<F1> Net income per share has been restated to reflect quarterly stock dividends and distributions totaling 4.8% during 1994 and quarterly stock distributions totaling 5.6% during 1995.

<F2>   Includes  a  write-off  in  1994  of  purchased  research   and
development for which no alternative use exists of $221,000,000 or $8.47 per share as a result of the Merger.

<F3>  Includes the results of ICN, Viratek and Biomedicals  since  the effective date of the Merger, November 1, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
         DECEMBER  31, 1995




Report of independent accountants....................................

Financial statements:

Consolidated balance sheets at December 31, 1995 and 1994............
  For the years ended December 31, 1995, 1994 and 1993:

Consolidated statements of income....................................
Consolidated statements of stockholders' equity......................
Consolidated statements of cash flows................................
Notes to consolidated financial statements...........................

Schedule supporting the consolidated financial statements for the years ended December 31, 1995, 1994 and 1993:

II.-- Valuation and qualifying accounts..............................

The other schedules have not been submitted because they are not Applicable.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To   ICN Pharmaceuticals, Inc.:

   We have audited the consolidated financial statements and the financial statement schedule of ICN Pharmaceuticals, Inc. (a Delaware corporation, formerly SPI Pharmaceuticals, Inc.) and Subsidiaries listed in the index on page 26 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The Company had certain transactions, through, November 1, 1994, with previously Affiliated Corporations, as more fully described in
Note 4. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICN
Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.
Los Angeles, California
February 19, 1996

                      ICN PHARMACEUTICALS, INC.
                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1995 AND 1994
                (IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS

                                                  1995       1994
                                                  -----      ----
Current Assets:
Cash and cash equivalents                      $  24,094  $ 42,376
Restricted cash                                      538     1,425
Marketable securities                             27,536         0
Receivables, net                                  68,513    81,951
Inventories, net                                 138,756    89,448
Prepaid expenses and other current assets         24,179    25,146
                                               ---------  ---------
  Total current assets                           283,616   240,346
Marketable securities                                  0    29,155
Property, plant and equipment (at cost), net     172,487   128,623
Deferred taxes, net                               34,692         0
Other assets                                      21,828    25,306
Goodwill and intangibles, net                      5,675    18,043
                                               ---------  ---------
                                               $ 518,298  $441,473
                                               ========== =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables                                 $  33,402  $ 25,079
Accrued liabilities                               39,031    43,111
Notes payable                                      4,426    13,757
Current portion of long-term debt                  7,650     6,067
Income taxes payable                               8,305    14,530
                                               ---------  ---------
  Total current liabilities                       92,814   102,544
Long-term debt, less current portion:
  Convertible into common stock                  140,951   142,460
  Other long-term debt                            13,242    52,721
Deferred license and royalty income               15,139         0
Other liabilities                                 31,444     9,960
Minority interest                                 62,536    44,880
Commitments and contingencies
Stockholders' Equity:
Common stock, $.01 par value; 100,000 shares
  authorized; 30,420  and 28,028 shares
  issued and outstanding at December 31,
  1995 and 1994, respectively                        304       282
Additional capital                               290,106   251,713
Retained deficit                               (105,844)  (142,946)
Foreign currency translation adjustment         (22,624)   (16,709)

Unrealized gain (loss) on marketable securities     230     (3,432)
                                               ---------  ---------
Total stockholders' equity                       162,172    88,908
                                               ---------  ---------
                                               $ 518,298  $441,473
                                               =========  =========

The accompanying notes are an integral part of these consolidated statements.

                      ICN PHARMACEUTICALS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      1995        1994       1993
                                      ----        ----       ----
Net sales                           $507,905   $ 366,851  $403,957
Cost of sales                        206,049     182,946   211,923
                                    ---------  ---------- ---------
  Gross profit                       301,856     183,905   192,034

Selling, general and administrative
  expenses                           191,459     112,919   134,895
Royalties to affiliates, net              --       7,468     6,121
Research and development costs        17,231       7,690    11,516
Write-off of purchased research
  and development                          0     221,000         0
                                    ---------  ---------- ---------
  Income (loss) from operations       93,166   (165,172)    39,502

Translation and exchange (gains)
  losses, net                         (9,484)        191    (3,282)
Interest income                       (6,488)     (4,728)   (8,033)
Interest expense                      22,889       9,317    23,750
                                    ---------  ---------- ---------

Income (loss) before provision for
  income taxes and minority interest  86,249    (169,952)   27,067

Provision for income taxes             2,997      10,360     5,368
Minority interest                     15,915       3,269       189
                                    --------   ---------- ---------
  Net income (loss)                 $ 67,337   $(183,581) $ 21,510
                                    ========   ========== =========

  Net income (loss) per share       $   2.20   $   (7.93) $    .99
                                    ========   ========== =========
  Weighted average common shares      30,623      23,138    21,746
                                    ========   ========== =========

The accompanying notes are an integral part of these consolidated statements.

                         ICN PHARMACEUTICALS, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    Common                         Retained    Currency    (Loss) on
                                    Stock             Additional   Earnings    Translation   Marketable
                                    Shares    Amount   Capital     (Deficit)   Adjustments  Securities    Total
                                    ------    ------   ---------  ---------    ------------  ----------   ------
Balance at December 31, 1992         17,890      $179   $62,403     $74,787      $(1,942)      $   0    $135,427


Exercise of stock options               461         5      2,410          0            0           0       2,415
Translation adjustments                   0         0          0          0       (4,803)          0      (4,803)
Tax benefit of stock options
  exercised                               0         0        727          0          0             0         727
Cash dividends ($.24 per share)           0         0          0     (4,690)         0             0      (4,690)
Effect of 1993 quarterly stock
   dividends                          1,121        11     16,106    (16,117)         0             0           0
Effect of stock dividend issued in
  January 1994                          276         3      4,514     (4,517)         0             0           0
Common stock issued for payment of
   ICN debt                             200         2      3,073          0          0             0       3,075
Common stock issued for acquisition     153         2      2,216          0          0             0       2,218
Net income                                0         0          0     21,510          0             0      21,510
                                    -------    ------    -------    -------     ------         -----      -------
Balance at December 31, 1993         20,101       202     91,449     70,973     (6,745)            0     155,879
Exercise of stock options                80         1        587          0          0             0         588
Translation adjustments                   0         0          0          0     (9,964)            0      (9,964)
Tax benefit of stock options
 exercised                                0         0        134          0          0             0         134
Stock issued in Merger                6,477        65    134,328          0          0             0     134,393
Net unrealized loss on
  marketable securities                   0         0          0          0          0        (3,432)     (3,432)
Shares issued as employee
  compensation                           70         1      1,090          0          0             0       1,091
Cash dividend ($.26 per share)            0         0          0     (6,181)         0             0      (6,181)
Effect of 1994 quarterly stock
  dividends and distributions           832         8     17,410    (17,437)         0             0         (19)
Effect of stock distribution
  declared in March 1995                468         5      6,715     (6,720)         0             0           0
Net loss                                  0         0          0   (183,581)         0             0    (183,581)
                                     ------   -------    -------   ---------   -------          ----    --------
Balance at December 31, 1994         28,028       282   251,713    (142,946)   (16,709)       (3,432)     88,908
Exercise of stock options               503         4     3,698           0          0             0       3,702
Translation adjustments                   0         0         0           0     (5,915)            0      (5,915)
Issuance of common stock in
  connection with acquisitions          715         7    11,073           0          0             0      11,080
Net unrealized gain on
 marketable securities                    0         0         0           0          0         3,662       3,662
Tax benefit of stock options
  exercised                               0         0     1,300           0          0             0       1,300
Cash dividends ($.28 per share)           0         0         0      (7,902)         0             0      (7,902)
Effect of 1995 quarterly stock
  distributions                       1,174        11    22,322     (22,333)         0             0           0
Net income                                0         0         0      67,337          0             0      67,337
                                     ------  --------  --------     --------    ------          ----    --------
Balance at December 31, 1995         30,420      $304  $290,106   $(105,844)  $(22,624)         $230    $162,172
                                     ======  ========  ========   ==========  =========         ====    =========

The accompanying notes are an integral part of these consolidated statements.

                      ICN PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                           (IN THOUSANDS)

                                                   1995      1994     1993
                                                   ----      ----     ----
Cash flows from operating activities:
    Net income (loss)                         $  67,337  $(183,581)  $   21,510
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                13,814      9,248        8,513
    (Decrease) increase in allowance for
        losses on accounts receivable            (1,262)     1,410       11,261
    Write-off of purchased research and
        development                                   0    221,000            0
    Foreign exchange (gains) losses, net         (9,484)       191       (3,282)
    Loss (gain) on sale of fixed assets              10       (294)        (194)
    (Decrease) increase in inventory
        allowances                               (2,310)     3,835        4,252
    Other non-cash (gains) losses                  (331)         0        1,312
    Minority interest                            15,915      3,451          189
Change in assets and liabilities, net of
    effects of acquired companies:
    Receivables                                     524    (30,270)      19,968
    Inventories                                 (33,950)    25,823      (15,388)
    Prepaid expenses and other assets           (11,461)   (20,137)       3,164
    Proceeds from license and royalty fees       23,000          0            0
    Other liabilities and deferred income
       taxes                                     19,120        699       (5,562)
    Trade payables and accrued liabilities        5,410      6,795      (29,331)
    Income taxes payable                         (7,006)     4,387        1,795
                                              ----------  ---------    ---------
       Net cash provided by operating
           activities                            79,326     42,557       18,207
                                              ----------  ---------    ---------
Cash flows from investing activities:
    Capital expenditures                        (49,693)   (20,205)      (8,431)
    Proceeds from sale of fixed assets               64        164        1,131
    Sale (purchase) of marketable securities      6,204          0      (33,899)
    Decrease in restricted cash                     887          0       15,200
    Cash acquired in connection with the
       acquisition of the predecessor
       companies (including $1,425 of
       restricted cash)                               0      9,921            0
    Acquisition of foreign license rights
       and product lines                         (4,495)         0            0
    Other, net                                        8     (1,270)         205
                                              ----------  ---------    ---------
       Net cash used in investing activities    (47,025)   (11,390)     (25,794)
                                              ----------  ---------    ---------
Cash flows from financing activities:
    Net increase (decrease) in borrowings
       under line of credit arrangements            268     (9,174)      (1,487)
    Proceeds from issuance of long-term debt        284    117,008        4,207
    Payments on long-term debt and notes
       payable                                  (52,623)   (82,409)      (4,644)
    Payments to former affiliates                     0    (23,718)     (13,662)
    Issuance of common stock                      5,753          0            0
    Proceeds from exercise of stock options       3,702        588        2,415
    Dividends paid                               (7,902)    (5,214)      (2,531)
                                              ----------  ---------    ---------
       Net cash used in financing activities    (50,518)    (2,919)     (15,702)
                                              ----------  ---------    ---------
Effect of exchange rate changes on cash             (65)      (649)          12
                                              ----------  ---------    ---------
Net (decrease) increase in cash and cash
    equivalents                                 (18,282)    27,599      (23,277)
Cash and cash equivalents at beginning of
    year                                         42,376     14,777       38,054
                                              ----------  ---------    ---------
Cash and cash equivalents at end of year      $  24,094  $  42,376     $ 14,777
                                              ==========  =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                      ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1995


1.ORGANIZATION AND BACKGROUND:

     On  November  1, 1994, the  stockholders of  ICN Pharmaceuticals,
Inc.   ("ICN"),  SPI  Pharmaceuticals,  Inc.  ("SPI"),  Viratek,  Inc.
("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies, ("the Merger"). On November 10, 1994 (effective November
1,  1994),   SPI,  ICN and Viratek merged into ICN Merger  Corp.,  and
Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company").

     The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and includes the results of ICN, Viratek and Biomedicals since the effective date of the Merger, November 1, 1994.

     SPI was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN and was 39%-owned by ICN prior to the Merger. Viratek and Biomedicals were 63%-owned and 69%-owned by ICN, respectively, prior to the Merger.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements for 1995 reflect the first full year results of the Company. The consolidated financial statements for 1994 include the full year financial results of SPI and majority owned subsidiaries, which includes 75% ownership in ICN Galenika (See Note
12), and the financial results of ICN, Viratek and Biomedicals, from the effective date of the Merger. The consolidated financial statements for 1993 reflect the financial results of SPI. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. The accompanying consolidated financial statements reflect the elimination of all significant intercompany account balances and transactions.

   CASH AND CASH EQUIVALENTS: Cash and cash equivalents at December 31, 1995 and 1994, includes $1,017,000 and $36,124,000, respectively, of certificates of deposit which have maturities of three months or less. For purposes of the statements of cash flows, the Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments.

  MARKETABLE SECURITIES: The Company has classified its investment in corporate bond securities, with maturities ranging from 1999 to 2003, as available-for-sale. The contractual maturity value of these corporate bond securities is approximately $26,700,000. The fair value of these corporate bond securities are determined based on quoted market prices. Changes in market values are reflected as unrealized gains and losses, calculated on the specific identification method, directly in stockholders' equity.

    During 1995, the Company sold $5,924,000 of corporate bond securities for a total of $6,380,000 including accrued interest resulting in a realized gain of $311,000. In January 1996, the Company sold $26,663,000 of corporate bond securities, plus accrued interest of $860,000, for a total of $27,812,000 resulting in a realized gain of $289,000.

   At December 31, 1994, marketable securities had an aggregate fair value of $29,155,000.

                      ICN PHARMACEUTICALS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1995

   INVENTORIES: Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis.

   PROPERTY, PLANT AND EQUIPMENT: The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7-50 years, machinery and equipment from 3 - 20
years,   furniture  and  fixtures  from  4-10  years  and   leasehold
improvements are amortized over their useful lives, limited to the life of the lease.

   The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in income.

  GOODWILL AND INTANGIBLES: The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheets as goodwill and intangibles. Goodwill and intangibles amortization periods are five years for single product line businesses acquired through November 30, 1986, and 10 to 23 years for certain businesses acquired in 1987, which have other intangibles (patents and trademarks), and whose values and lives can be reasonably estimated. The Company periodically evaluates the carrying value of goodwill and intangibles including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the acquired entity or product line with the carrying value of the goodwill.

   As a result of the Merger, the Company acquired certain intangible assets (primarily related to patents and customer lists) and goodwill, which were being amortized over 5 to 10 years, using the straight-line method. During 1995, the Company utilized acquired net operating loss carryforwards and reassessed the carrying value of its tax net operating loss carryforwards and other deferred tax assets acquired in the Merger which resulted in the elimination of intangibles and goodwill acquired in the Merger (See Note 5).

   NOTES PAYABLE: The Company classifies various borrowings with initial terms of one year or less as notes payable. The weighted average interest rate on short-term borrowings outstanding at December 31, 1995 and 1994 was 58% and 9%, respectively. This increase reflects a hyperinflationary 66% average short-term borrowing rate at ICN Galenika in 1995 compared to a stabilized rate of 9.5% in 1994.

   FOREIGN CURRENCY TRANSLATION: The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at the end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at the year end exchange rates and non-monetary assets and liabilities at historical rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. The recorded (gains) losses from foreign exchange translation and transactions for 1995, 1994 and 1993, were $(9,484,000), $191,000 and $(3,282,000), respectively.

   INCOME TAXES: In January 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than an enactment of changes in the tax law or rates. The adoption of SFAS No. 109 in 1993 did not result in a cumulative effect adjustment in the consolidated statements of income.

   USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

   PER SHARE INFORMATION: Per share information is based on the weighted average number of common shares outstanding and the dilutive effect of common share equivalents. Common share equivalents represent shares issuable for outstanding options, on the assumption that the proceeds would be used to repurchase shares in the open market, and also the shares issuable related to certain of the Company's convertible debentures. Such convertible debentures are considered common stock equivalents if they meet certain criteria at the time of issuance and have a dilutive effect, if converted.

  During 1995, the Company issued quarterly stock distributions which totaled 5.6%. In 1994, SPI and the Company issued quarterly stock dividends and distributions which totaled 4.8%. In January 1993, SPI issued a 1992 fourth quarter stock dividend of 2%. During 1993, SPI issued additional stock dividends which totaled 6%. All share and per share amounts used in computing earnings per share have been restated to reflect these stock dividends and distributions.

   RECLASSIFICATIONS: Certain prior year items have been reclassified to conform with the current year presentation.

3.   ACQUISITION OF THE PREDECESSOR COMPANIES:

   On November 10, 1994, SPI, ICN and Viratek merged into New ICN, and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of New ICN. The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and the results of ICN, Viratek and Biomedicals have been included with the results of the Company since the effective date of the Merger, November 1, 1994.

   As part of the Merger, the Company issued approximately 6,476,770 common shares valued on November 10, 1994 at $20.75 per share, which was the publicly traded price of SPI's common shares at that date. Accordingly, the purchase price, including direct acquisition costs of $3,654,000, has been allocated to the estimated fair value of the net assets, including amounts ascribed to purchased research and development costs which was charged to operations immediately following the consummation of the Merger.

   The purchase price allocation, as of the effective date of the Merger, is summarized as follows (in thousands):

  Current assets (including cash of $9,921
    of which $1,425 was restricted)              $  37,711
  Property, plant and equipment                     44,335
  Acquired intangibles and goodwill                 35,000
  Other non-current assets                           8,724
  Current liabilities                              (52,931)
  Long-term liabilities                           (155,792)
  Purchased research and development               221,000
                                                 ---------
    Total purchase price                         $ 138,047
                                                 =========

   The Company obtained independent third party appraisals for the acquired in-process research and development costs and certain other intangible costs, primarily patents and trademarks. The $221,000,000 which represents the valuation of acquired in-process research and development for which no alternative use exists, has been charged to operations immediately upon consummation of the Merger in accordance with generally accepted accounting principles. In the fourth quarter of 1995, the purchase price allocation was finalized by recording a liability for a pre-acquisition contingency, as previously disclosed, in an amount that the Company considers adequate.

4.  RELATED PARTY TRANSACTIONS:

   GENERAL:   Prior  to  the  Merger, ICN controlled  Biomedicals  and
Viratek  through  stock  ownership and board  representation  and  was affiliated with SPI. Certain officers of ICN occupied similar positions with SPI, Biomedicals, and Viratek and were affiliated with SPI. Prior to the Merger, ICN, SPI, Biomedicals, and Viratek engaged in certain transactions with each other.

   ROYALTY AGREEMENTS: Effective December 1, 1990, SPI entered into a royalty agreement with Viratek whereby a royalty of 20% of all sales of Virazole(R) was paid to Viratek. Sales of Virazole(R), for purposes of determining royalties to Viratek, for 1994 and 1993 were $35,855,000 and $29,515,000, respectively, which generated royalties to Viratek for 1994 and 1993 of $7,171,000 and $5,903,000,
respectively. As a result of the Merger, the Company is no longer required to pay future royalties on Virazole(R).

   The Company, under an agreement, amended in 1993, between the Company and the employer of a director, is required to pay $20.00 for each new aerosol drug delivery device manufactured and a 2% royalty on all sales of Virazole(R) in aerosolized form. Such royalties for 1995, 1994 and 1993 were $905,000, $741,000 and $422,000, respectively.

   COST ALLOCATIONS: Prior to the Merger, the affiliated corporations occupied ICN's facility in Costa Mesa, California. The accompanying consolidated statements of income include charges for rent from ICN of $230,000 for 1994 and $279,000 for 1993. In addition, the costs of common services such as maintenance, purchasing and personnel were incurred by SPI and allocated to ICN, Viratek and Biomedicals based on services utilized. The total of such costs were $2,207,000 for 1994 and $2,584,000 for 1993 of which $1,579,000 and $1,733,000 were allocated to affiliated corporations, respectively. It is management's belief that the methods used and amounts allocated for facility costs and common services were reasonable based upon the usage by the respective companies.

  OTHER: Following is a summary of transactions incurred prior to the Merger, as described above, between the Company and the former affiliated corporations for 1994 and 1993 (in thousands):

                                                        1995       1994
                                                        ----       ----
Cash payments to former affiliates, net              $ 23,718    $ 13,662
Royalties to affiliates, net                           (7,469)     (6,121)
Allocation of common service costs to ICN and
 its subsidiaries                                       1,579       1,733
Rent charged by ICN                                      (230)       (279)
Interest expense with affiliates, net                    (359)       (800)
Dividends payable to ICN                                 (967)     (1,857)
Common stock issued (200,000 shares) for payment
 of ICN debt                                                0       3,075
Other, net                                              2,041       2,707
                                                     --------    --------
                                                     $ 18,313    $ 12,120
                                                     ========    ========

   The average balances due to ICN were $6,326,000 and $26,439,000 for 1994 and 1993, respectively.

   In July 1995, the Company loaned the Chief Operating Officer of the Company $93,000 for the exercise of stock options, which was repaid in March 1996.

5.  INCOME TAXES:

   Pretax income (loss) from continuing operations before minority interest for the years ended December 31, consists of the following (in thousands):

                                        1995     1994       1993
                                        ----     ----       ----

Domestic                             $  7,145   $(194,756) $17,322
Foreign                                79,104      24,804    9,745
                                     --------   ---------- -------
                                     $ 86,249   $(169,952) $27,067
                                     ========   ========== =======

The income tax provisions for the years ended December 31, consist of the following (in thousands):

                                        1995     1994       1993
                                        ----     ----       ----
Current
  Federal                             $     0   $ 5,829   $ 4,197
  State                                   425       100       100
  Foreign                               4,392     4,931     1,929
                                      -------   -------   -------
                                        4,817    10,860     6,226
                                      -------   -------   -------
Deferred
  Federal                              (1,820)        0         0
  Foreign                                   0      (500)     (858)
                                      --------  --------  --------
                                       (1,820)     (500)     (858)
                                      --------  --------  --------
Total                                 $ 2,997   $10,360   $ 5,368
                                      ========  ========  ========

   The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options of
$1,300,000,   $134,000,  and  $727,000  in  1995,   1994   and   1993,
respectively, which were credited directly to additional capital.

   In connection with the Merger, the Company acquired approximately $226,000,000 of net operating loss carryforwards ("NOLs"). Included in the total acquired NOLs are $191,000,000 of domestic NOLs and $35,000,000 of foreign NOLs. Internal Revenue Service Code Section 382 imposes an annual limitation on the availability of NOLs that can be used to reduce taxable income after certain substantial ownership changes of a corporation. Consequently, the Company's annual limitation on utilization of the acquired domestic NOLs is approximately $33,000,000 per year.

   Included in the total acquired NOLs is approximately $9,800,000 of domestic NOLs acquired by a subsidiary in a previous business combination. Under the terms of the acquisition agreement, 50% of the tax benefit from the utilization of these acquired NOLs in excess of $500,000 is payable to the former shareholders of which none were utilized in 1995. Under the terms of the acquisition agreement, utilization is determined on a with and without basis.

   In accordance with SFAS No. 109, any realization of acquired tax benefits must be used to first, reduce goodwill, secondly, reduce acquired noncurrent intangible assets and lastly, reduce income tax expense. During 1995, the Company utilized $27,000,000 of acquired domestic NOLs having a tax benefit of $9,400,000 for which a valuation allowance had been established as of the effective date of the Merger. The corresponding reduction in the valuation allowance of $9,400,000 resulted in a reduction of goodwill and intangibles acquired in connection with the Merger.

   In addition to the utilization of the NOLs described above, the Company recognized a $27,000,000 tax benefit of an additional $76,000,000 of acquired NOLs and other deferred tax assets through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance of $27,000,000 resulted in a $24,000,000 reduction in goodwill and intangibles acquired in connection with the Merger and a $3,000,000 reduction in deferred income tax expense. Realization of the deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

  At December 31, 1995, the Company's domestic NOLs were approximately $159,000,000. These domestic NOLs expire in varying amounts from 1996 to 2008.

   The primary components of the Company's net deferred tax asset at December 31, 1995 and net deferred tax liability at December 31, 1994, are as follows (in thousands):

                                       1995            1994
                                       ----            ----
Deferred tax assets:
  NOL carryforward                  $   69,260      $   80,524
  Inventory and other reserves          13,229           7,459
  Tax credit carryover                     554               0
  Deferred Income - Schering             7,776               0
  Long-term debt                         3,921           3,186
  Valuation allowance                  (54,181)        (86,492)
                                    -----------     -----------

  Total deferred tax asset              40,559           4,677

Deferred tax liabilities:
  Property, plant and equipment         (3,886)         (3,885)
  Inventory                             (1,249)         (1,218)
  Other                                   (732)           (544)
                                    -----------     -----------
  Total deferred tax liability          (5,867)         (5,647)
                                    -----------     -----------
  Net deferred tax asset (liability)   $34,692         $  (970)
                                    ===========     ===========

    The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                           1995       1994       1993
                                           ----       ----       ----
Statutory rate (benefit)                   35%       (35%)      35%
Write-off of purchased research and
development                                 0         46         0
Foreign source income taxed at
  lower effective rates                   (24)        (3)       (5)
Utilization of foreign NOL                 (1)         0        (1)
Recognition of fully reserved deferred tax
 debits                                    (4)        (1)       (2)
Utilization of foreign tax/AMT credits      0         (1)       (4)
Favorable audit settlement                 (2)        (1)       (3)
State Income taxes, net of federal income
taxes benefit                              (1)         0         0
Other, net                                  0          1         0
                                           ---       ---       ---

Effective rate                              3%        6%       20%
                                           ===       ===       ===

   During 1995, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 1995, is approximately $118,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

  The Company is under examination by the Internal Revenue Service for the tax years ended November 30, 1991 and 1990. Currently, the proposed adjustments, if upheld, would not result in a significant additional tax liability; however, they would result in a significant reduction in NOL's available to the Company in the future. During 1995, the Company settled audits for tax years 1989 and 1988 which resulted in a reduction in net operating loss carryforwards of $5,000,000 (pretax) and a corresponding decrease in the pretax valuation allowance.

6. DEBT:


Long-term debt consists of the following (in thousands):
                                                              1995      1994
                                                              ----      ----
Convertible debt:
8.5% Convertible Subordinated Notes due 1999                $115,000  $115,000
Swiss Franc Subordinated Bonds due 1988-2001 with effective
interest rate of 8.5% (net of unamortized discount of $890
and $1,288 in 1995 and 1994, respectively)                    14,965    14,590

Zero Coupon Guaranteed Swiss Franc Bonds with an effective
interest rate of 8.5%, maturing in 2002 (net of
unamortized discount of $495 and $611 in 1995 and 1994,
respectively)                                                  9,751     9,453

3-1/4% Subordinated Double Convertible Swiss Franc
Bonds due 1997 (net of unamortized discount of
$53 and $146 in 1995 and 1994, respectively)                   4,240     4,545

Zero Coupon ECU Subordinated Bonds due 1987-1996 with
an effective interest rate of 8.5%                             1,396     2,548
                                                            --------  --------
                                                             145,352   146,136
Other Debt:

12-7/8% Sinking Fund Debentures due July 15, 1998 (net of
unamortized premium of $463 in 1994)                               0    34,160

U.S. mortgage with a variable interest rate
currently at 6.2%, interest and principal payable
monthly through 1998                                          11,318    12,435

Other long-term debt, due in U.S. dollars and various
foreign currencies with interest rates ranging from
7.9% to 16%                                                    5,173     8,517
                                                            --------  --------
                                                             161,843   201,248
Less current portion                                           7,650     6,067
                                                            --------  --------
    Total long-term debt                                    $154,193  $195,181
                                                            ========  ========

   On November 17, 1994, the Company completed an underwritten public offering in the principal amount of $115,000,000 of 8.5% Subordinated Convertible Notes (the "Convertible Notes"), due in November 1999. These notes are convertible at the option of the holder either in whole or in part, at any time prior to maturity, into the Company's stock at a current conversion price of $22.117 per share, subject to adjustment in certain events. The Convertible Notes are also redeemable, in whole or in part, at the option of the Company at any time on or after November 15, 1997 at the specified redemption prices, plus accrued interest. The fair value of the Convertible Notes was approximately $127,650,000 at December 31, 1995.

   In  October  1986,  Xr  Capital Holding  ("Xr  Capital"),  a  trust established  by  ICN,  completed an underwritten  public  offering  in
Switzerland of Swiss francs 100,000,000 principal amount of 5-5/8% Swiss Franc Exchangeable Certificates (the "Xr Certificates") of which SFr. 66,510,000 remain outstanding at December 31, 1995. Currently and as a result of the Merger, the face value of the outstanding Xr Capital are convertible into 1,501,172 shares of the Company's common stock at the exchange price of $26.69 per share using a fixed exchange rate of SFr. 1.66 to U.S. $1.00. The net proceeds of the offering were used by Xr Capital to purchase from ICN 14 series of Swiss Franc Subordinated Bonds due 1988-2001 (the "ICN-Swiss Franc Xr Bonds") for approximately $27,944,000 and SFr. 45,700,000 principal amount of cumulative coupon 5.4% Italian Electrical Agency Bonds due 2001 for approximately $27,202,000. The Company has no obligation with respect to the payment of the face amount of the Xr Certificates since these are to be paid upon maturity by the Italian Bonds (except for payment of certain additional amounts, in the event of the imposition of U.S. withholding taxes on either the Xr Certificates or ICN Swiss Franc Xr Bonds, for redemption of the Xr Certificates in the event the Company exercises its optional right to redeem). The fair value of the ICN-Swiss Franc Xr Bonds was approximately $14,816,000 at December 31, 1995.

  In 1987, Bio Capital Holding ("Bio Capital"), a trust established by ICN and Biomedicals, completed a public offering in Switzerland of SFr. 70,000,000 principal amount of 5-1/2% Swiss Franc Exchangeable Certificates ("Old Certificates"). The Bio Capital debt is senior, uncollateralized indebtedness of the Company. At the option of the certificate holder, the Old Certificates are exchangeable into shares of the Company's common stock. Net proceeds were used by Bio Capital to purchase SFr. 70,000,000 face amount of zero coupon Swiss Franc Debt Notes due 2002 of the Kingdom of Denmark (the "Danish Bonds") for SFr. 33,772,000 and 15 series of zero coupon Swiss Franc Guaranteed Bonds of the Company (the "Zero Coupon Guaranteed Bonds") for SFr. 32,440,000 which are guaranteed by the Company. Each series of the Zero Coupon Guaranteed Bonds are in an aggregate principal amount of SFr. 3,850,000 maturing February of each year through 2002. The Company has no obligation with respect to the payment of the principal amount of the Old Certificates since they will be paid upon maturity by the Danish bonds. During 1990, Biomedicals offered to exchange, to all certificate holders, the Old Certificates for newly issued certificates ("New Certificates"), the terms of which remain the same except that 71 shares per SFr. 5,000 principal certificate can be exchanged at $47.15 using a fixed exchange rate of SFr. 1.49 to U.S. $1.00. Substantially all of the outstanding Old Certificates were exchanged for New Certificates (together referred to as "Certificates"). Currently, the face value of the outstanding Bio Capital (SFr. 39,615,000) are convertible into 552,992 shares of the Company's common stock at the exchange prices of $47.15 and $81.26 using fixed exchange rates of SFr. 1.49 and SFr. 1.54 to U.S. $1.00 for New and Old Certificates, respectively. The fair value of the Zero Coupon Guaranteed Bonds was approximately $9,751,000 at December 31, 1995.

   On March 25, 1987, ICN completed an underwritten public offering in Switzerland of SFr. 60,000,000 principal amount of 3-1/4% Subordinated Double Convertible Bonds due 1997 ("Double Convertible Bonds"). Currently, the outstanding Double Convertible Bonds totaling SFr. 4,952,000 are convertible into 68,369 shares of the Company's common stock at the exchange price of $47.34 per share using a fixed exchange rate of SFr. 1.53 to U.S. $1.00. The bondholders can convert the
Bonds equally into both Ciba Geigy stock and common stock of the Company. In connection with this offering, the Company placed in escrow 15,000 shares of Ciba Geigy Ltd. common stock. As of December 31, 1995, 6,190 shares of Ciba Geigy stock were outstanding and are reflected in the consolidated balance sheet as other non current assets. The fair value of these bonds was approximately $5,215,000 at December 31, 1995. On March 8, 1996, the Company elected to redeem all outstanding 3-1/4% Subordinated Double Convertible Bonds at par plus accrued interest to the redemption date, April 9, 1996.

  The Company has the option to redeem the Zero Coupon-ECU Bonds, ICN-Swiss Franc Xr Bonds and Bio Certificates in the event that the market price of the Company's common stock meets certain conditions.

  The Company has mortgage notes payable totaling $15,175,000, payable in U.S. dollars, Deutsche marks and Dutch guilders, collateralized by certain real property of the Company.

  Annual aggregate maturities of long-term debt subsequent to December 31, 1995 are as follows (in thousands):

    1996                                  $    7,650
    1997                                       9,854
    1998                                      13,522
    1999                                     119,670
    2000                                       4,895
    Thereafter                                 6,252
                                          ----------
       Total                              $  161,843
                                          ==========

   The fair value of the Company's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of all short-term and variable interest rate borrowings approximates fair value.

  Subsidiaries of the Company have short and long-term lines of credit
aggregating  $12,708,000  of  which  $2,215,000  was  outstanding   at
December 31, 1995.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

   The Predecessor Companies were defendants in a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

   Through May 1995, nineteen lawsuits were filed which named the Company, its Board of Directors, the Chairman and several other officers of the Company as defendants (the "Defendants"), all related to the Company's NDA for the use of Virazole(R) for the treatment of chronic hepatitis C (the "Hepatitis C NDA"). Eighteen of those lawsuits were consolidated into either the Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") or the Second Amended Consolidated Verified Derivative Complaint (the "Derivative Complaint"). One derivative lawsuit is still pending in Delaware (collectively, the "1995 Actions").

   In general, it is alleged in the Securities Complaint that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding the Hepatitis C NDA in connection with: (i) the merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the Hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre-judgment and post-judgment interest and attorneys' fees and costs. Plaintiffs seek the certification of: (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or Biomedicals common stock prior to the Merger. Defendants filed their answer to the Securities Complaint on January 8, 1996 and are actively engaged in the pre-trial discovery process.

   With respect to the Derivative Complaint, plaintiffs assert claims against ICN's board (as it was composed in early 1995) and one officer for intentional breach of fiduciary duty, negligent breach of fiduciary duty, waste of corporate assets, constructive fraud, gross mismanagement, abuse of control, unjust enrichment and violation of California Corporations Code Section 25502.5, all in connection with the Hepatitis C NDA. Plaintiffs seek disgorgement, unspecified compensatory and punitive damages, attorneys' fees and costs and injunctive and equitable relief. Defendants have filed a motion to dismiss the Derivative Complaint and oral argument on that motion is scheduled for April 15, 1996. Defendants intend to vigorously defend these actions.

   Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware (the "1994 Actions"). Three of these lawsuits were filed by stockholders of SPI and, in one lawsuit, of Viratek, against ICN, SPI, Viratek (in the one lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including the Chairman) and purport to be class actions on behalf of all persons who held shares of SPI common stock and, in the one lawsuit, Viratek common stock. The fourth lawsuit was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including the Chairman) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek (as applicable) in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The 1994 Actions have been dormant for the past year. The Company believes that these suits are without merit and intends to defend them vigorously.

   ICN, SPI and Viratek and certain of their officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (BMW)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (BMW)) (collectively the "1987 Actions"). In the Third Amended Complaint, plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber, Inc. ("Paine Webber") in making, misrepresentations of material fact and omitted material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber research reports and filings with the Securities and Exchange Commission ("SEC"). The alleged misstatements and omissions primarily concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. The plaintiffs allege that such misrepresentations and omissions violate
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. On December 15, 1995, the ICN Defendants filed a motion to dismiss in part or for partial summary judgment, and in opposition to plaintiffs' motion to amend the Third Complaint. The Court has not yet ruled on the motion.

   Fact discovery is complete and expert discovery is virtually complete. On January 3, 1996, the Court affirmed a report and recommendation certifying classes of purchasers of ICN, Viratek and SPI common stock for the period January 7, 1986 through April 15, 1987. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. A trial date has been set for May 28, 1996.

                      ICN PHARMACEUTICALS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1995


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

   In January 1995, an action was commenced by a former employee against ICN, SPI, Viratek and the Chairman. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. A trial date has been set for September 9, 1996. The defendants intend to vigorously defend the suit.

   In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. ("Gencon") against ICN Canada Limited ("ICN Canada"), SPI, and ICN, alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and SPI were dismissed from the action in March 1993 based on SPI's agreement to guarantee any judgment against ICN Canada. Following trial in 1993, the judge granted judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorneys' fees (which total approximately $650,000). ICN Canada filed its Notice of Appeal and Gencon filed a Notice of Cross-Appeal, seeking approximately $145,000 in additional claimed costs. Both the appeal and cross-appeal have been fully briefed and oral argument is scheduled for April 1996. The defendants intend to vigorously prosecute their appeal.

   On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. ICN and Viratek are seeking compensatory and punitive damages in the amount of $25,000,000. Khan has filed counterclaims, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000. On November 4, 1994, ICN and Viratek moved to have a default judgment entered against Khan and to dismiss his counterclaims. The Company intends to vigorously defend the counterclaims.

   The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, amounts accrued for awards, assessments or potential losses in connection with these matters and the matters referred to above, are adequate and the ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

    INVESTIGATIONS: Pursuant to an Order Directing Private Investigation and Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the SEC with respect to certain matters pertaining to the status and disposition of the Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN common stock, engaged in possible violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the Hepatitis C NDA; or (ii) purchased or sold ICN common stock while in possession of material, non-public information concerning the status and disposition of the Hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the Hepatitis C NDA, to other persons who may have purchased or sold ICN stock. The Company is cooperating with the SEC in its investigation. To date, the Company has produced documents to the SEC pursuant to its request and the SEC has begun taking depositions of certain officers, directors, and employees of the Company.

   PRODUCT LIABILITY INSURANCE: The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

   LICENSE COMMITMENT: In November 1994, the Company entered into a license agreement for the rights to develop and commercialize a group of compounds related to and including human growth hormone releasing factor ("GRF"), for the United States and other major pharmaceutical markets. In connection with this agreement, the Company is obligated to pay, upon meeting certain milestones, an aggregate amount of $2,600,000. In addition, after such milestones are met, the Company is obligated to pay a royalty of 9%, subject to certain adjustments, based upon the net sales of GRF in certain territories.

   BENEFITS PLANS: The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company's expense related to such defined contribution plan was not material in 1995, 1994 and 1993.

   In connection with the Merger, the Company assumed deferred compensation agreements with certain officers and certain key employees of the Predecessor Companies, with benefits commencing at death or retirement. As of December 31,1995, the present value of the deferred compensation benefits to be paid has been accrued in the amount of $2,924,000. Interest accrues on the outstanding balance at rates ranging from 9.5% to 12.6%. No new contributions are being made; however, interest continues to accrue on the present value of the benefits expected to be paid.

   OTHER: Milan Panic, the Company's Chairman of the Board, President and Chief Executive Officer, is employed under a contract expiring December 31, 1998 that provides for, among other things, certain health and retirement benefits. Mr. Panic, at his option, may provide consulting services upon his retirement for $120,000 per year for life, subject to annual cost-of-living adjustments from the base year of 1967. Including such cost-of-living adjustments, the annual cost of such consulting services is currently estimated to be in excess of $535,000. The consulting fee shall not at any time exceed the annual compensation as adjusted, paid to Mr. Panic. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost of living adjustments.

   The Company has Employment Agreements, assumed in connection with the Merger, with five key executives which contain "change in control" benefits. Upon a "change in control" of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary and other benefits.

8.  COMMON STOCK:

   Prior to Merger, each of the Predecessor Companies had their own stock option plans. Upon consummation of the Merger, New ICN assumed all options outstanding under the existing stock option plans. The existing stock option plans were exchanged for shares of New ICN. Each option of SPI common stock, ICN common stock, Viratek common stock and Biomedicals common stock was exchanged for 1.0, 0.512, 0.499 and 0.197 options of New ICN common stock, respectively.

  New ICN assumed three, two and three Nonqualified Stock Option Plans from Biomedicals, ICN and Viratek, respectively, and two employee Incentive Stock Option Plans from each of Biomedicals, ICN and
Viratek, respectively. Prior to the Merger, SPI had three Non Qualified Stock Option Plans, one of these Plans was reserved for certain officers of SPI, and two employee Incentive Stock Option
Plans. At December 31, 1995, the number of options granted under plans that existed prior to the Merger were 5,159,000. Subsequent to the Merger, no new grants are being issued under these plans.

   At the time of the Merger, the 1994 Stock Option Plan was adopted and is currently subject to stockholder approval. This plan provides for the granting of a maximum of 3,236,000 stock options. Under the plan each nonemployee director is granted 16,182 options on the day following the annual meeting of stockholders. Shares granted under this plan as of December 31, 1995 were 1,087,000, all of which are outstanding.

   Under the terms of all stock option plans, the option price may not be less than the fair market value at the date of the grant and may not have a term exceeding 10 years. Option grants vest ratably over a four year period from the date of the grant. The options granted are reserved for issuance to officers, directors, key employees, scientific advisors and consultants.

   The following table sets forth information relating to stock option plans during the years ended December 31, 1995, 1994 and 1993 (in thousands, except per share data):

                                                                  AVERAGE
                                                                   OPTION
                                                  TOTAL             PRICE
                                                ---------        --------
Shares under option, December 31, 1992             3,024          $15.32
    Granted                                          804
    Exercised                                       (488)         $ 4.96
    Canceled                                        (128)
                                                 --------


Shares under option, December 31, 1993             3,212          $15.67
    Granted                                        1,277
    Exercised                                        (84)         $ 6.95
    Canceled                                        (159)
    Effect of Merger                               2,086
                                                 --------

Shares under option, December 31, 1994             6,332          $17.66
    Granted                                          621
    Exercised                                       (515)         $ 8.02
    Canceled                                        (192)
                                                 --------

Shares under option, December 31, 1995              6,246         $16.86
                                                 ========
Exercisable at December 31, 1995                    3,481
                                                 ========
Options available to grant at December 31, 1994     2,768
                                                 ========
Options available to grant at December 31, 1995     2,149
                                                 ========

   In 1995, the Company issued quarterly stock distributions which totaled 5.6%. In 1994, the Company issued quarterly stock dividends and distributions which totaled 4.8%. In January 1993, SPI issued a 1992 fourth quarter stock dividend of 2%. During 1993, SPI issued additional quarterly stock dividends which totaled 6%. Accordingly, all relevant stock option data and per share data has been restated to reflect these dividends and distributions.

   In January 1996, the Company sold approximately 400,000 shares of its
common  stock  to a foreign bank for net proceeds of $6,000,000.   The
proceeds were used by the Company for the acquisition of Gly Derm, a Michigan based skin care company, and several smaller acquisitions.

  In 1994, the Company issued common stock for certain bonuses accrued in 1993. The number of shares issued was based upon the fair value of the shares at the date of issuance and a fixed amount related to the bonuses paid.


 9. DETAIL OF CERTAIN ACCOUNTS (IN THOUSANDS):
                                                    1995         1994
                                                    ----         ----
    Receivables, net:
       Trade accounts receivable                   $ 71,539   $  84,789
       Other receivables                              5,044       7,198
                                                  ----------  ----------
                                                     76,583      91,987
       Allowance for doubtful accounts               (8,070)    (10,036)
                                                  ----------  ----------
                                                   $ 68,513   $  81,951
                                                  ==========  ==========
    Inventories, net:
       Raw materials and supplies                  $ 56,227   $  37,198
       Work-in-process                               14,865      13,167
       Finished goods                                80,373      54,473
                                                  ----------  ----------
                                                    151,465     104,838
       Allowance for inventory obsolescence         (12,709)    (15,390)
                                                  ----------  ----------
                                                   $138,756    $  89,448
                                                  ==========  ==========

    Prepaid  expenses and other current assets:
       Advances to inventory suppliers             $ 14,088    $  19,175
       Prepaid expenses and other current assets     10,091        5,971
                                                  ----------  ----------
                                                   $ 24,179    $  25,146
                                                  ==========  ==========

    Property, plant and equipment:
       Land                                        $ 18,173    $  18,502
       Buildings                                     62,967       59,904
       Machinery and equipment                       62,965       59,005
       Furniture and fixtures                        12,418       10,718
       Leasehold improvements                         2,603        3,150
                                                  ----------   ----------
                                                    159,126      151,279
       Accumulated depreciation and amortization    (37,358)     (33,965)
       Construction in progress                      50,719       11,309
                                                  ----------   ----------
                                                   $172,487    $ 128,623
                                                  ==========   ==========

     During the third quarter of 1994, ICN Galenika commenced a construction and modernization program at its pharmaceutical complex outside Belgrade, Yugoslavia. At December 31, 1995 and 1994, construction in progress primarily relates to costs incurred to date for these facilities and includes capitalized interest of $1,978,000 in 1995 and no amounts in 1994.

                                      1995         1994
                                      ----         ----
Accrued liabilities:
Payroll and related items         $ 11,579     $  12,396
  Interest                           3,739         5,513
  Other                             23,713        25,202
                                  ---------    ----------
                                  $ 39,031     $  43,111
                                 ==========    ==========
/TABLE

10.  BUSINESS SEGMENTS AND GEOGRAPHIC DATA:

   ICN Pharmaceuticals, Inc. is a multinational pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, nutritional, research chemical and diagnostic products. The principal markets for its products are Yugoslavia and the United States. Approximately 46% of the Company's sales are from Yugoslavia while sales in the United States represent 25% of total Company sales. Operations in Yugoslavia are subject to business risks described in
Note 12 .

   The Company's largest selling product, Virazole(R), accounts for approximately 10% of total Company sales and is sold principally in the United States for the treatment of respiratory syncytial virus ("RSV") in young infants. RSV is a seasonal disease and overall sales of Virazole(R) from year to year are subject to the incidence and severity of the disease, which cannot be predicted with certainty. The Company is actively involved in seeking approval of Virazole(R) for the treatment of other diseases. In July 1995 the Company entered into a licensing agreement with a subsidiary of Schering-Plough Corporation to license Virazole(R) as a treatment for chronic hepatitis C in combination with alpha interferon. Under the agreement, Schering-Plough will be responsible for all clinical developments worldwide.

   The Company operates in two business segments: pharmaceutical (the "Pharmaceutical group") and, since the effective date of the Merger, biomedical (the "Biomedical group"). The Pharmaceutical group produces and markets pharmaceutical products in the United States, Mexico, Canada and Europe. The Biomedical group markets research chemical and cell biology products and related services, biomedical instrumentation and immunodiagnostic reagents and instrumentation.

   The  following  tables set forth the amount of  net  sales,  income
(loss) before interest, provision for taxes and minority interest and identifiable assets of the Company by business segment and geographical areas for 1995, 1994 and 1993 (in thousands):

BUSINESS SEGMENTS
                                       1995          1994           1993
                                       ----          ----           ----
SALES
Pharmaceutical                    $ 446,566      $ 357,821      $ 403,957
Biomedical                           61,339          9,030              0
                                  ----------     ----------     ----------
  Total                           $ 507,905      $ 366,851      $ 403,957
                                  ==========     ==========     ==========

OPERATING INCOME (LOSS):
Pharmaceutical                    $ 129,753      $(152,092)<F1> $  51,120
Biomedical                            5,707            410              0
Corporate                           (42,294)       (13,490)       (11,618)
                                  ----------     ----------     ----------
  Total                           $  93,166      $(165,172)     $  39,502
                                  ==========     ==========     ==========

(1) Includes a write-off of purchased research and development for which no alternative use exists of $221,000,000 as a result of the Merger.


Identifiable assets:
                                      1995       1994        1993
                                      ----       ----        ----
Pharmaceutical                    $ 373,027   $ 314,517   $ 292,132
Biomedical                           51,407      49,769           0
Corporate                            93,864      77,187       9,885
                                  ---------   ----------  ---------
  Total                           $ 518,298   $ 441,473   $ 302,017
                                  =========   ==========  =========


Depreciation and amortization:
                                             1995       1994        1993
                                             ----       ----        ----
Pharmaceutical                          $   9,549   $  8,303   $   8,276
Biomedical                                  2,221        524           0
Corporate                                   2,044        421         237
                                        ---------   ---------  ---------
  Total                                 $  13,814   $  9,248   $   8,513
                                        =========   =========  =========

CAPITAL EXPENDITURES:
                                             1995      1994         1993
                                             ----      ----         ----
Pharmaceutical                          $  56,363   $ 19,745   $   8,260
Biomedical                                  2,680        299           0
Corporate                                     450        161         171
                                        ---------   ---------  ---------
  Total                                 $  59,493   $ 20,205   $   8,431
                                        =========   =========  =========

GEOGRAPHIC DATA

SALES:
                                            1995        1994        1993
                                            ----        ----        ----
United States                          $ 124,865    $ 81,563   $  55,842
Canada                                    18,765      15,973      13,734
                                       ---------    --------   ---------
  North America                          143,630      97,536      69,576
Latin America (principally Mexico)        43,684      56,737      57,782
Western Europe                            58,170      31,789      30,601
Eastern Europe                           254,961     172,124     239,832
Asia, Africa, and Australia                7,460       8,665       6,166
                                       ---------   ---------   ---------
  Total                                $ 507,905   $ 366,851   $ 403,957
                                       =========   =========   =========

Operating Income (loss):
                                           1995        1994          1993
                                           ----        ----          ----
United States                        $  64,810    $(183,681)<F1> $ 24,455
Canada                                   4,501        3,771         1,448
                                     ---------     ---------    ---------
  North America                         69,311     (179,910)       25,903
Latin America (principally Mexico)       8,757        9,318        10,576
Western Europe                           4,712        1,496         1,342
Eastern Europe                          52,475       15,505        12,000
Asia, Africa, and Australia                205        1,909         1,299
Corporate                              (42,294)     (13,490)      (11,618)
                                    -----------   ----------    ----------
  Total                             $   93,166   $ (165,172)    $  39,502
                                    ===========   ==========    ==========

(1) Includes a write-off of purchased research and development for which no alternative use exists of $221,000,000 as a result of the Merger.

Identifiable assets:
                                         1995      1994         1993
                                         ----      ----         ----
United States                      $  57,070   $  66,942   $  37,972
Canada                                 8,865       8,858       6,143
                                    ---------  ---------    ---------
  North America                       65,935      75,800      44,115
Latin America (principally Mexico)    23,823      26,787      33,874
Western Europe                        57,950      52,469      33,284
Eastern Europe                       274,940     203,357     180,055
Asia, Africa, and Australia            1,786       3,773         804
Corporate                             93,864      79,287       9,885
                                    --------   ---------   ---------
  Total                            $ 518,298   $ 441,473   $ 302,017
                                   =========   =========   =========
/TABLE

    During the years ended December 31, 1995, 1994 and 1993, approximately 81%, 75% and 80%, respectively, of ICN Galenika's sales were to government sponsored entities of the Federal Republic of Yugoslavia. At December 31, 1995 and 1994, receivables from these entities were $24,111,000 and $35,954,000, respectively. Future sales of ICN Galenika could be dependent on the ability of the Yugoslavian government to generate cash to purchase pharmaceuticals, the continuation of its current policy to buy products from ICN Galenika and the continued imposition of price controls. No other customer accounts for more than 10% of the Company's net sales.

11 . SUPPLEMENTAL CASH FLOWS DISCLOSURES:

  NON-CASH TRANSACTIONS: In November 1995, ICN Galenika exchanged, in a non-recourse transaction, accounts receivable for $10,900,000 of inventories and $9,800,000 for construction materials for its plant expansion.

   During  1995,  1994,  and  1993, the Company  issued  common  stock
dividends   and   distributions   of  $29,187,000,   $24,157,000   and
$20,634,000, respectively.

Cash and non-cash financing activities consisted of the following (in thousands):

MERGER OF PREDECESSOR COMPANIES:

<CAPTION
                                                             1994
                                                             ----
    Fair value of assets acquired (other than cash)       $ 336,849
    Fair value of liabilities assumed                      (208,723)
                                                          ---------
                                                            128,126
    Stock issued in connection with Merger                 (134,393)
    Direct acquisition costs                                 (3,654)
                                                          ---------
    Cash received                                         $  (9,921)
                                                          ==========

   In the fourth quarter of 1995 the purchase price allocation was finalized by recording a liability for a pre-acquisition contingency, as previously disclosed, in an amount that the Company considers adequate.

   The following table sets forth the amounts of interest and income taxes paid during 1995, 1994 and 1993 (in thousands):

>CAPTION>
                                       1995        1994       1993
                                       ----        ----       ----
Interest paid (including amounts
 capitalized in 1995 of $1,978)     $   23,308   $  5,237  $ 11,203
                                    ==========   ========  ========
    Income taxes paid                $  6,915    $  2,062  $  3,156
                                    ==========   ========  ========


12.  ICN GALENIKA:

   The summary balance sheets of ICN Galenika as of December 31, 1995 and 1994, and the summary statements of income before provision for income taxes and minority interest for the years ended December 31, 1995, 1994 and 1993, are presented below.

                  ICN GALENIKA SUMMARY BALANCE SHEETS
                  AS OF DECEMBER 31, 1995 AND 1994
                           (IN THOUSANDS)

                                       1995          1994
                                       ----         ----
Cash                                $   2,696     $    4,193
Marketable securities                  29,486         29,155
Receivables, net                       21,721         42,320
Inventories, net                      103,511         59,475
Other current assets                   14,267         34,939
Other long-term assets                102,000         46,783
                                    ---------     ----------
                                    $ 273,681     $  216,865
                                    ==========    ==========
Current liabilities                 $  22,424     $   27,982
Minority interest and liabilities      59,680         46,156
Stockholders' equity                  191,577        142,727
                                    ---------     ----------
                                    $ 273,681     $  216,865
                                    =========     ==========

ICN GALENIKA SUMMARY STATEMENTS OF INCOME BEFORE PROVISION FOR INCOME
 TAXES AND MINORITY INTEREST FOR THE YEARS ENDED DECEMBER 31, 1995,
                            1994 AND 1993
                           (IN THOUSANDS)

                                         1995      1994        1993
                                         ----      ----        ----
Sales                                $ 234,661   $ 172,124    $ 239,832
Cost of sales                          116,748     121,701      156,189
                                     ---------    --------     --------
Gross profit                           117,913      50,423       83,643
Operating expenses                      71,617      34,918       71,641
                                     ---------    --------     --------
Income from operations                  46,296      15,505       12,002
Interest income                        (4,087)      (2,049)      (5,254)
Interest expense                         3,610         933       16,773
Translation and exchange losses, net   (12,063)      1,417          173
                                     ---------    ---------    ---------
Income before provision for income
  taxes and minority interest       $   58,836   $  15,204    $     310
                                    ==========   =========    =========

    HYPERINFLATION  AND  DEVALUATION:   ICN  Galenika,  a  75%   owned
subsidiary,  operates in a highly inflationary economy  and  uses  the dollar  as the functional currency rather than the Yugoslavian  dinar.
Before  the enactment of an economic stabilization program in  January
1994,  the rate of inflation in Yugoslavia was over 1 billion  percent
per  year.   The rate of inflation was dramatically reduced  when,  on
January  24, 1994, the Yugoslavian government enacted a "Stabilization
Program"  designed to strengthen its currency.  Throughout 1994,  this program was successful in reducing inflation to approximately  5%  per year,  increasing the availability of hard currency,  stabilizing  the exchange  rate  of  the dinar, and improving the  overall  economy  in
Yugoslavia.

   Throughout 1995, the effectiveness of the stabilization program weakened and ICN Galenika began experiencing a decline in the availability of hard currency in Yugoslavia and inflation levels accelerated to an approximate annual rate of 90% by the end of the year.



   Through  the third quarter of 1995, the net monetary asset position of  ICN  Galenika  had  increased due to  rising  accounts  receivable balances  resulting  from improved sales and the  lengthening  of  the
collection   period  of  receivables  resulting  from  the   lack   of
availability  of  dinars in Yugoslavia.  From a beginning  balance  of
$25,442,000  at December 31, 1994, the net monetary asset position  of
ICN  Galenika  had risen to $52,366,000 at September 30,  1995.   Upon
devaluation of the dinar, a net monetary asset position will result in
translation losses.   Therefore, early in the fourth quarter of  1995,
ICN Galenika took action to reduce its monetary exposure by shortening
the   payment  terms  on  its  receivables,  reducing  sales   levels,
accelerating  the purchase of inventory and accelerating the  purchase of  building materials for its plant expansion.  On November 24, 1995, the dinar devalued from a rate of 1.4 dinars per U.S. $1 to a rate  of
4.7 dinars per U.S. $1.  On this date, ICN Galenika had a net monetary
liability  position  that resulted in a gain  of  $8,724,000.   As  of
December  31, 1995, ICN Galenika had a net monetary asset position  of
$7,396,000  which  would  be subject to foreign  exchange  loss  if  a devaluation of the dinar were to occur.

   As  required by Generally Accepted Accounting Principles  ("GAAP"),
the  Company translates ICN Galenika financial results at the dividend
payment rate established by the National Bank of Yugoslavia.   To  the
extent  that  changes in this rate lag behind the level of  inflation, sales  and expenses will, at times, tend to be inflated.  Future sales and  expenses  can  substantially increase if  the  timing  of  future
devaluations  falls significantly behind the level of inflation.   The
future  of  the  economic and political environment of  Yugoslavia  is uncertain  and could deteriorate to the point that a severe impact  on the  financial position and results of operations of the Company could occur.

   SANCTIONS:   A substantial majority of ICN Galenika's  business  is
conducted   in  the  Federal  Republic  of  Yugoslavia   (Serbia   and
Montenegro).   In  December 1995, the United Nations Security  Council
("UNSC")  adopted a resolution that suspended economic sanctions  that had been imposed on the Federal Republic of Yugoslavia since May 1992.

    Sanctions   contributed  to  an  overall  deteriorating   business
environment  in  which ICN Galenika operated and denied  ICN  Galenika
access   to   export  sales  which  previously  totaled  approximately
$30,000,000  per  year.  Sanctions also created  restrictions  on  ICN
Galenika's overseas investments and imposed administrative burdens  in obtaining raw materials outside of Yugoslavia.

  The Company believes the suspension of sanctions will provide a more favorable business environment in the future; however, the beneficial effects of the suspension will not take place immediately as the economy needs to adjust to new opportunities. If the peace process in the Balkans deteriorates there is a risk that sanctions could be reinstated.

   PRICE  CONTROLS:   ICN  Galenika is subject to  price  controls  in
Yugoslavia.   The  size  and  frequency of government  approved  price
increases  is  influenced by local inflation,  devaluations,  cost  of
imported  raw materials and demand for ICN Galenika products.   During
1995 and 1994, ICN Galenika received fewer price increases than in the
past  due  to  lower  relative  levels  of  inflation.   As  inflation
increases,  the size and frequency of price increases is  expected  to
increase.   During the third quarter of 1995, ICN Galenika received  a
30% price increase on its pharmaceutical products.  This was the first price  increase  the government had allowed since  the  start  of  the
Stabilization Program.  Subsequent to the devaluation on November  24,
1995,   ICN   Galenika  received  an  80%  price   increase   on   its
pharmaceutical products.  Price increases obtained by ICN Galenika are based  on  economic  events preceding the price increase  and  not  on expectation of ongoing inflation.  This lag in allowed price increases creates  downward  pressure  on the gross margins  that  ICN  Galenika receives  on  its products.  When necessary, ICN Galenika  will  limit sales  of  products that have poor margins until an  acceptable  price increase  is received.  The impact of an inability to obtain  adequate price  increases  in the future could have an adverse  impact  on  the
Company  as  a  result of declining gross profit margins or  declining sales in an effort to maintain existing gross margin levels.


   DIVIDENDS:   In 1992, ICN Galenika paid a $10,000,000  dividend  of
which  the Company received 75% or $7,500,000.  Yugoslavian law allows free  distribution  of earnings whether to domestic  (Yugoslavian)  or international investors.  Under this law a dividend must  be  declared
and   paid  immediately  after  year  end.   Earnings  that  are   not
immediately  paid  as a dividend cannot be used for future  dividends.
Additionally, ICN Galenika is allowed to pay dividends out of earnings calculated  under  local  statutory  tax  basis  rules,  not  earnings calculated under GAAP.  ICN Galenika dividends are payable  in  dinars
which   must   be  exchanged  for  dollars  before  the  dividend   is
repatriated.   During high levels of inflation the  dinar  denominated
dividend  could  devalue substantially by the  time  the  dividend  is exchanged  for  dollars.  Under  GAAP, ICN  Galenika  had  accumulated earnings,  which are not available for distributions, of approximately
$117,011,000  at December 31, 1995.  However, additional  repatriation of  cash  could  be declared from contributed capital for  Yugoslavian purposes of $360,000,000 at December 31, 1995, as provided for in  the original  purchase agreement.  In 1992, the Company made the  decision to  no longer repatriate the earnings of ICN Galenika and instead will use these earnings for local operations, plant expansion, reduction of debt and additional investment in Eastern Europe.

   In 1996 certain tax benefits that were acquired in the acquisition of ICN Galenika will expire. The expiration of these tax benefits will raise the overall effective tax rate for ICN Galenika. However, this increase may be partially offset by tax credits for plant construction provided by Yugoslavia.

13.  CONCENTRATIONS OF CREDIT RISK:

   Financial  instruments  that  potentially  expose  the  Company  to concentrations  of credit risk, as defined by SFAS  No.  105,  consist primarily  of  cash  deposits and marketable securities.  The  Company
places   its  cash  and  cash  equivalents  with  respected  financial institutions  and  limits the amount of credit  exposure  to  any  one financial institution; however, in connection with the acquisition  of
ICN Galenika, the cash contributed to ICN Galenika was required, under the  terms of the agreement, to be placed on deposit in a single  high
credit  quality  financial  institution  outside  of  Yugoslavia.   At
December  31,  1995,  ICN Galenika had corporate  bond  securities  of
$26,663,000, plus accrued interest of $711,000, on deposit  with  this financial institution which were sold subsequent to year end at a gain of $289,000.

14.  ACQUISITIONS:

   On  May  5, 1995, the Company acquired the radioimmunoassay product line  along with the inventory and property, plant and equipment  from
Becton-Dickinson  ("B-D"), located in Orangeburg, New  York  ,  for  a purchase  price of approximately $3,000,000.  To fund this acquisition and to provide funds for working capital for the B-D product line, the
Company sold 400,000 shares of its common stock to a foreign bank  for
$5,753,000,  net of transaction fees and commissions.   The  financial
results  of  B-D  included in the consolidated  financial  statements, since the date of acquisition, were not significant.

   During  1994  and  1993, the Company acquired  a  41%  interest  in
Oktyabr,  a  Russian pharmaceutical company.  On July  21,  1995,  the
Company  purchased an additional 34% interest in Oktyabr, raising  the
Company's  ownership  from  41%  to  75%.   In  connection  with   the
acquisition  of  the additional interest, the Company  issued  225,807 shares of its common stock, valued at approximately $3,500,000,  based upon the market price of the stock at the time the shares were issued,
in  exchange  for  the  shares in Oktyabr.   The  acquisition  is  not
material  to  the financial position or results of operations  of  the
Company.

  On December 20, 1995, the Company acquired a 40% interest in SeaLite
Sciences,  Inc. ("SeaLite"), located in Atlanta, Georgia,  for  89,264 shares  of  the  Company's common stock valued at the  closing  market price  of  the  Company's  common stock on  that  date,  approximately
$1,850,000.   SeaLite  develops high technology diagnostic  tests  and
research  products.  The agreement provides an option for the  Company
to  purchase  the  remaining 60% of SeaLite at  a  future  date.   The
acquisition is not material to the financial position or operations of the Company.


15.  AGREEMENT WITH SCHERING-PLOUGH CORPORATION:

   On July 28, 1995, the Company entered into an Exclusive License and
Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a  subsidiary of Schering-Plough Corporation ("Schering")  to  license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic  hepatitis C in combination with Schering's alpha  interferon.
The  Agreement provided the Company an initial non-refundable  payment
by  Schering   of  $23,000,000, and future  royalty  payments  to  the
Company  for marketing of the drug, including certain minimum  royalty
rates.   Schering will have exclusive marketing rights  for  ribavirin for  hepatitis  C worldwide, except that the Company will  retain  the
right   to  co-market  in  the  countries  of  the  European  Economic
Community.   In addition, Schering will purchase up to $42,000,000  in
common stock of the Company upon the achievement of certain regulatory milestones.  Under the Agreement, Schering will be responsible for all clinical developments worldwide.

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


           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS)

                                                Additions Charged
                                    Balance at   (credited) to           Deductions Balance
                                    Beginning   Costs and to other        from at     endof
                                    of Period   expenses accounts        reserves    period
                                    ---------   ------------------       -------- ---------

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful receivables      $10,036  $ (1,262)  $( 197)       $  (507)  $ 8,070
                                       ========  =========  ========      ========  =======
Reserve for inventory obsolescence      $15,390  $ (2,310)  $  550        $  (921)  $12,709
                                       ========  =========  ========      ======== =======
Deferred tax asset valuation allowance  $86,492  $      0   $(29,123)<F3> $(3,188)  $54,181
                                       ========  =========  ========      ======== =======
YEAR ENDED DECEMBER 31, 1994

Allowance for doubtful receivables      $ 7,633  $  1,410   $  1,507      $   (514) $10,036
                                        ======== =========  ========      ========= =======
Reserve for inventory obsolescence      $ 1,317  $  3,835   $ 11,431<F2>  $ (1,193) $15,390
                                        ======== =========  ========      ========= =======
Deferred tax asset valuation allowance  $ 2,307  $      0   $ 84,643<F2>  $   (458) $86,492
                                        ======== =========  ========      ========= =======
YEAR ENDED DECEMBER 31, 1993

Allowance for doubtful receivables      $10,188  $11,261    $(13,664)<F1>  $  (152)  $7,633
                                        =======  ========   =========      ======== =======
Reserve for inventory obsolescence      $ 3,671  $ 1,281    $   (532)      $(3,103)  $1,317
                                        =======  ========   =========      ======== =======
Deferred tax asset valuation allowance  $ 4,682  $     0    $       0      $(2,375)  $2,307
                                        =======  ========   =========      ======== =======

[FN]
<F1>  The  credit to other accounts is primarily due to the impact  of devaluations on the outstanding allowance for doubtful accounts. In highly inflationary countries such as Yugoslavia, a devaluation will result in a reduction of accounts receivable and a proportionate reduction in the accounts receivable allowance. The reduction of accounts receivable is recorded as a foreign currency translation loss and the reduction of the allowance is recorded as a translation gain. Shortly after a devaluation the level of accounts receivable will rise as a result of subsequent price increases. In conjunction with the rise in receivables, additions to the allowance for receivables will be made for existing doubtful accounts. This process will repeat itself for each devaluation that occurs during the year. The effect of this process results in a high level of bad debt expense that does not necessarily reflect credit risk or difficulties in collecting receivables.

<F2>  These  amounts  relate  to acquired  net  operating  losses  and reserves  for inventory obsolescence as a result of the Merger  (see
  Note 1 and 5 of the Notes to the Financial Statements).

<F3> The credit to other accounts represents the reduction of goodwill and intangibles assets for the utilization and reevaluation of the ultimate realization of acquired net operating losses and other deferred tax assets, as a result of the Merger, and the settlement of an IRS examination for 1989 and 1988 (see Note 5 of Notes to the Financial Statements).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1995 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Information Concerning Nominees and Directors." Information regarding the Company's executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

   The information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1995 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Related Matters."

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

   That information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1995 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Ownership of the Company's Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   That information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1995 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Related Matters" and "Certain Transactions."

                               PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS

     Financial Statements of the Registrant are listed in the index to Consolidate Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data", included elsewhere in the Form 10-K.

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

    10.4. Pro forma deed of sale of shares representing
          100 percent of Capital Stock of Laboratorios Hubber, S.A. between ICN Pharmaceuticals, Holland B.V., Patrimonio Del Estado, an agency of the Spanish government, and Rumasa, S.A., previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 18, 1987, previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.5. Foundation    Agreement    between    SPI
          Pharmaceuticals, Inc. and ICN Galenika dated November 22, 1990 previously filed as Exhibit
          10.35 to the Company's Annual Report on Form 10-K for the year ended November 30, 1990, which is incorporated herein by reference.

    10.6. Closing   Date   Agreement   between   SPI
          Pharmaceuticals, Inc. and ICN Galenika dated April 26, 1991, previously filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.7. Amendment to Foundation Agreement between SPI Pharmaceuticals, Inc. and ICN Galenika dated December 31, 1991, previously filed as Exhibit
          10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.8. Additional Amendment to Foundation Agreement between SPI Pharmaceuticals, Inc. and ICN Galenika dated February 27, 1992, previously filed as
          Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.9. Letter   of   Credit   issued    by    SPI
          Pharmaceuticals, Inc. in favor of ICN Galenika previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

    10.10 1992 Employee Incentive Stock Option Plan and Employee Incentive Stock Option Agreement
          Thereunder previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.11 1992 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement Thereunder previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.12 Leave of Absence and Reemployment Agreement between SPI Pharmaceuticals, Inc. and Milan Panic dated July 25, 1992, previously filed as Exhibit
          10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.13 Application for Registration, Foundation Agreement, Joint Venture - ICN Oktyabr previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.14 Charter of the Joint Stock Company - ICN Oktyabr, previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    10.15 Supplemental   Agreement  to   Subscription
          Agreement, dated October 14, 1994 between ICN Subsidiary Corp., ICN Merger Corp., DG Bank (Schweiz) AG and Bank Leu AG, previously filed as
          Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.16 Supplemental Agreement to Conversion Agency Agreement dated October 14, 1994 between ICN Merger Corp. and E. Gutzwiller & Cie, previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.17 First  Supplement To Indenture dated October
          19, 1994 between ICN Pharmaceuticals, Inc., ICN Merger Corp. and Bank of America National Trust and Savings Association, previously filed as
          Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.18 Supplemental   Agreement  to   Subscription
          Agreement dated October 14, 1994 between ICN Merger Corp. and Banque Parisbas S.A., previously filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.19 First  Supplement To Indenture dated October
          14, 1994 between ICN Pharmaceuticals, Inc., ICN Merger Corp. and Citibank, N.A., previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.20 Supplemental   Agreement  to   Subscription
          Agreement dated October 14, 1994 between ICN Merger Corp. and Bank Leu AG, previously filed as
          Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.21 Second Supplement To Indenture dated October
          14, 1994 between ICN Pharmaceuticals, Inc., ICN Merger Corp., and IBJ Schroder Bank and Trust Company, previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.22 Supplemental   Agreement  to   Bond   Issue
          Agreement  dated  October  31,  1994  between  ICN
          Pharmaceuticals, Inc, ICN Subsidiary Corp., ICN Merger Corp. and Ansbacher (Guernsey) Limited, previously filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.23 Supplemental Agreement to the Bonds dated October 14, 1994 between ICN Merger Crop. and DG Bank, previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.24 Supplemental Agreement to the Bond Issue Agreement dated October 31, 1994 between ICN Biomedicals, Inc, ICN Pharmaceuticals, Inc., ICN Subsidiary Corp., ICN Merger Crop. and Ansbacher (Guernsey) Limited, previously filed as Exhibit
          10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.25 Supplemental Agreement to the Bonds dated October 31, 1994 between ICN Merger Crop. and DG Bank, previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.26 Supplemental Agreement to the Bonds Issue Agreement dated October 31, 1994 between ICN
          Pharmaceuticals, Inc., ICN Merger Corp. and Ansbacher (Guernsey) Limited, previously filed as
          Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

    10.27 Supplemental Agreement to the Bonds Issue Agreement dated October 31, 1994 between ICN
          Pharmaceuticals, Inc., ICN Merger Corp. and Ansbacher (Guernsey) Limited, previously filed as
          Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

   10.28 Supplemental Agreement to the Bonds Issue Agreement dated October 31, 1994 between ICN
          Pharmaceuticals, Inc., ICN Merger Corp. and Ansbacher (Guernsey) Limited, previously filed as
          Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

   10.29 Employment  Contract  between ICN  Pharmaceuticals,
          Inc. and Milan Panic dated September 6, 1995.

  10.30  1994 Stock Option Plan

  11.    Computation of Earnings per Share.

  21.    Subsidiaries of  the Registrant.

  23.    Consent of Coopers & Lybrand L.L.P. Independent Auditors.

  27.    Financial Data Schedule.

 (B) REPORTS ON FORM 8-K IN FOURTH QUARTER

  None.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ICN PHARMACEUTICALS, INC.

Date:                March 30, 1996

                                        By:  /s/  Milan Panic
                                        ----------------------------------
                                        Milan Panic,
                                        Chairman of the Board and
                                        Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/  Milan Panic                              Date:March 28, 1996
-------------------------------------------------
Milan Panic
Chairman of the Board and Chief Executive Officer


    /s/  John E. Giordani                         Date:March 28, 1996
-------------------------------------------------
John E. Giordani
Executive Vice President, Chief Financial Officer
    and Corporate Controller


    /s/  Norman Barker, Jr.                       Date:March 28, 1996
-------------------------------------------------
Norman Barker, Jr., Director


    /s/ Birch Bayh                                Date:March 28, 1996
-------------------------------------------------
Senator Birch Bayh, Director


    /s/  Alan F. Charles                          Date:March 28, 1996
-------------------------------------------------
Alan F. Charles, Director


    /s/  Roger Guillemin                          Date:March 28, 1996
-------------------------------------------------
Roger Guillemin, M.D., Ph.D., Director


    /s/  Adam Jerney                              Date:March 28, 1996
-------------------------------------------------
Adam Jerney, Executive Vice President, Director

    /s/  Dale M. Hanson                           Date:March 28, 1996
-------------------------------------------------
Dale M. Hanson, Director


    /s/  Weldon B. Jolley                         Date:March 28, 1996
-------------------------------------------------
Weldon B. Jolley, Ph. D., Director


    /s/  Jean-Francois Kurz                       Date:March 28, 1996
-------------------------------------------------
Jean-Francois Kurz, Director


    /s/  Thomas Lenagh                            Date:March 28, 1996
-------------------------------------------------
Thomas Lenagh, Director


    /s/  Charles T. Manatt                        Date:March 28, 1996
-------------------------------------------------
Charles T. Manatt, Director


    /s/  Stephen Moses                            Date:March 28, 1996
-------------------------------------------------
Stephen Moses, Director


    /s/ Michael Smith                             Date:March 28, 1996
-------------------------------------------------
Michael Smith, Ph.D., Director


    /s/ Roberts A. Smith                          Date:March 28, 1996
-------------------------------------------------
Roberts A. Smith, Ph.D., Director

    /s/ Richard W. Starr                          Date:March 28, 1996
-------------------------------------------------
Richard W. Starr, Director

                            EXHIBIT INDEX

                                                          Sequential
                                                           Numbering
Exhibit                                                     Page No.
--------                                                 -----------


10.29 Employment Contract between ICN Pharmaceuticals, Inc.
      and Milan Panic dated September 6, 1995.

10.30 1994 Stock Option Plan

11.   Computation of Earnings Per Share

21.   Subsidiaries of the Registrant

23.   Consent of Coopers & Lybrand L.L.P. Independent
      Auditors

27.   Financial Data Schedule