Form 10-K/A
period 1995-12-31
ICN PHARMACEUTICALS INC
filed 1996-04-29
CIK 930184

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A
          (Amendment Number 1 to Form 10-K Filed on March 31, 1996)

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

              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)
                            ------------------------

           DELAWARE                                      33-0628076
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

               3300 HYLAND AVENUE, COSTA MESA, CALIFORNIA 92626
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 545-0100

                           ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                             WHICH REGISTERED
- ----------------------------                    ------------------------
COMMON STOCK, $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                               (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

     The aggregate market value of the Registrant's voting stock held by non-affiliates on March 13, 1996 was approximately $711,379,354.

     The number of outstanding shares of common stock as of March 13, 1996 was 31,098,551.

ITEM 10.   INFORMATION CONCERNING DIRECTORS

     The current Board of Directors consists of fifteen members: Messrs. Barker, Bayh, Charles, Jerney and Moses are standing for re-election; Messrs. Guillemin, Kurz, Manatt, Panic and Smith are serving until the 1997 Annual Meeting of Stockholders; and Messrs. Hanson, Jolley, Lenagh, Smith and Starr are serving until the 1998 Annual Meeting of Stockholders. Set forth below with respect to each director is certain personal information, including the present principal occupation and recent business experience, age, year commenced service as a director of the Company (including service as a director of a Predecessor Company) and other corporate directorships (reference to ICN below includes service to Old ICN as applicable).

                                                                   YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                               DIRECTOR OF           OTHER CORPORATE
             NAME AND PRINCIPAL OCCUPATION               AGE   THE COMPANY            DIRECTORSHIPS
             -----------------------------               ---   ------------          ---------------
NORMAN BARKER, JR. (a)(c)(f)(h)                          73        1988        American Health Properties,
  Mr. Barker is the retired Chairman of the Board of                           Inc.; Fidelity Federal Bank,
  First Interstate Bank of California and Former Vice                          Chairman; Pacific American
  Chairman of the Board of First Interstate Bankcorp.                          Income Shares, Inc.,
  Mr. Barker joined First Interstate Bank of California                        Chairman; TCW Convertible
  in 1957 and was elected President and Director in                            Securities Fund, Inc.
  1968, Chief Executive Officer in 1971 and Chairman of
  the Board in 1973. He retired as Chairman of the
  Board at the end of 1985.

BIRCH E. BAYH, JR., ESQ. (a)(h)                          68        1992        Acordia, Inc. and Simon
  Mr. Bayh is the senior partner in the Washington,                            Property Group
  D.C. law firm of Bayh, Connaughton & Malone, P.C.
  (1991-present). He previously was head of the
  Washington office of Rivkin, Radler, Bayh, Hart &
  Kremer (1985-1991), and partner in the Indianapolis,
  Indiana and Washington, D.C. law firm of Bayh,
  Tabbert & Capehart (1981-1985). Mr. Bayh served as a
  United States Senator from the state of Indiana from
  1963-1981.

ALAN F. CHARLES (a)(f)(g)                                58        1986
  Mr. Charles was Vice Chancellor of University
  Relations at the University of California, Los
  Angeles from 1980 to 1993 and served in various
  administrative capacities at that university since
  1972. He is now an independent consultant in higher
  education management.

ADAM JERNEY                                              54        1992
  Mr. Jerney is Chief Operating Officer of ICN. He
  served as Chairman of the Board and Chief Executive
  Officer of ICN, SPI, Viratek and Biomedicals from
  July 14, 1992 to March 4, 1993 during Milan Panic's
  leave of absence. Mr. Jerney joined ICN in 1973 as
  Director of Marketing Research in Europe and assumed
  the position of General Manager of ICN Netherlands in
  1975. In 1981, he was elected Vice
  President -- Operations and in 1987 he became
  President and Chief Operating Officer of ICN. Prior
  to joining ICN, he spent four years with F.
  Hoffmann-LaRoche & Company.

STEPHEN D. MOSES (a)(b)(f)(g)                            61        1988
  Mr. Moses is Chairman of the Board of Stephen Moses
  Interests. He was formerly Chairman of the Board of
  National Investment Development Corporation and
  Brentwood Bank in Los Angeles, California and a
  member of the National Advisory Board of the Center
  for National Policy. Mr. Moses serves on the Board of
  Visitors of Hebrew Union College, as well as the
  Board of Trustees of Franklin and Marshall College
  and the UCLA Foundation. From 1967 to 1971, Mr. Moses
  was an executive of the Boise Cascade Corporation,
  serving in several capacities, including President of
  Boise Cascade Home and Land Corporation. In the early
  1970's, Mr. Moses was President of Flagg Communities,
  Inc.

                                                                   YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                               DIRECTOR OF           OTHER CORPORATE
             NAME AND PRINCIPAL OCCUPATION               AGE   THE COMPANY            DIRECTORSHIPS
             -----------------------------               ---   ------------          ---------------
ROGER GUILLEMIN, M.D., PH.D. (d)                         72        1989        Prizm Pharmaceuticals, Inc.
  Dr. Guillemin has been an Adjunct Professor of
  Medicine at the University of California College of
  Medicine in San Diego since 1970. Prior to this, he
  was a distinguished Scientist at the Whittier
  Institute in La Jolla, California from March 1989 to
  1995 and was Resident Fellow and Chairman of the
  Laboratories for Neuroendocrinology at the Salk
  Institute in La Jolla, California. Dr. Guillemin was
  awarded the Nobel Prize in Medicine in 1977 and, in
  the same year, was presented the National Medal of
  Science by the President of the United States. He was
  affiliated with the Department of Physiology at
  Baylor College of Medicine in Houston, Texas from
  1952 to 1970. Dr. Guillemin is a member of the
  National Academy of Sciences, and a Fellow of the
  American Association for the Advancement of Science.
  He has also served as President of the American
  Endocrine Society.

JEAN-FRANCOIS KURZ (c)(e)                                61        1989        Board of Banque Pasche S.A.,
  Mr. Kurz was a member of the Board of Directors and                          Geneva
  the Executive Committee of the Board of DG Bank
  Switzerland Ltd. from 1990 to 1992. In 1988 and 1989,
  Mr. Kurz served as a General Manager of TDB American
  Express Bank of Geneva and from 1969 to 1988, he was
  Chief Executive Officer of Banque Gutzweiler, Kurz,
  Bungener in Geneva. Mr. Kurz is also Chairman of the
  Board of Banque Pasche S.A., Geneva.

CHARLES T. MANATT (c)(h)                                 59        1992        Federal Express; Comsat
  Mr. Manatt is a partner in the law firm of Manatt,
  Phelps & Phillips, of which he was a founder in 1965.
  Mr. Manatt served as Chairman of the Democratic
  Party.

MILAN PANIC (e)                                          66        1960
  Mr. Panic, the founder of ICN, has been Chairman of
  the Board, Chief Executive Officer and President of
  ICN since its inception in 1960; except for a leave
  of absence from July 14, 1992 to March 4, 1993 while
  he was serving as Prime Minister of Yugoslavia and a
  leave of absence from October 1979 to June 1980. Mr.
  Panic served as Chairman of the Board and Chief
  Executive Officer of SPI, Viratek and Biomedicals
  from their respective inceptions (except for such
  leaves of absence), and he may be deemed to be a
  "control person" of the Company.

MICHAEL SMITH, PH.D. (d)                                 63        1994
  Dr. Smith is Director of the Biotechnology
  Laboratory, an interdisciplinary unit, at the
  University of British Columbia. He is Peter Wall
  Distinguished Professor of Biotechnology and
  University Professor at the University. He has been a
  Career Investigator of the Medical Research Council
  of Canada since 1966 and was awarded the Nobel Prize
  in Chemistry in 1993 for the development of
  site-directed mutagenesis.

DALE M. HANSON (c)(g)(h)                                 53        1995
  Mr. Hanson is the Chief Executive Officer of American
  Partner's Capital Group, a provider of financial
  services to institutional investors. From 1987 to
  1994, Mr. Hanson was Chief Executive Officer of the
  California Public Employees Retirement System (Cal
  PERS). From 1981 to 1987, Mr. Hanson served as Chief
  Operating Officer of the Wisconsin Retirement System.

                                                                   YEAR
                                                                COMMENCED
                                                                SERVING AS
                                                               DIRECTOR OF           OTHER CORPORATE
             NAME AND PRINCIPAL OCCUPATION               AGE   THE COMPANY            DIRECTORSHIPS
             -----------------------------               ---   ------------          ---------------
WELDON B. JOLLEY, PH.D. (d)(e)                           69        1960
  Dr. Jolley is President of Golden Opportunities and
  was President of the Nucleic Acid Research Institute,
  a former division of ICN, from 1985 to 1989. Dr.
  Jolley was a Vice President of ICN until 1991. Prior
  to that, he was, for eleven years, Professor of
  Surgery at the Loma Linda University School of
  Medicine in Loma Linda, California and a physiologist
  at the Veterans Hospital in Loma Linda, California.

THOMAS H. LENAGH (b)(c)(g)                               73        1979        Adams Express Company; U.S.
  Mr. Lenagh is an independent financial advisor. He                           Life Corporation; SCI
  was Chairman of the Board of Greiner Engineering,                            Systems, Inc.; Gintel Funds;
  Inc. from 1982 to 1985. Mr. Lenagh served as                                 Irvine Sensors, Inc.; CML,
  Financial Vice President to the Aspen Institute from                         Inc.; Clemente Global Funds;
  1978 to 1980, and since then as an independent                               Franklin Quest; V Band Corp.
  financial consultant. From 1964 to 1978, he was
  Treasurer of the Ford Foundation.

ROBERTS A. SMITH, PH.D. (d)(e)                           67        1960        Nucleic Acid Research
  Dr. Smith was President of Viratek and Vice                                  Institute; PLC Systems
  President -- Research and Development of SPI through
  1992. For more than eleven years, Dr. Smith was
  Professor of Chemistry and Biochemistry at the
  University of California at Los Angeles.

RICHARD W. STARR (b)(c)                                  75        1983
  Mr. Starr is the retired Executive Vice President and
  Chief Credit Officer Worldwide of First Interstate
  Bank of California. Mr. Starr spent 31 years with
  First Interstate before retiring in 1983 and has over
  44 years of experience in commercial banking.

- ---------------

(a) Member of the Compensation and Benefits Committee

(b) Member of the Audit Committee

(c) Member of the Finance Committee

(d) Member of the Science and Technology Committee

(e) Member of the Executive Committee

(f) Member of the Special Committee

(g) Member of the Communications Committee

(h) Member of the Corporate Governance Committee

     None of the directors are related by blood or marriage to one another or to an executive officer of the Company.

     In May 1991, Old ICN completed a civil settlement with the U.S. Justice Department regarding a grand jury investigation initiated in September 1988. The grand jury investigation, in which Old ICN and its subsidiaries were targets, generally related to compliance by Old ICN and its subsidiaries with applicable Food and Drug Administration ("FDA") statutes and regulations concerning the marketing and sale of Virazole(R). In settling the matter, Old ICN entered into a civil consent decree whereby it neither admitted nor denied any violations of FDA statutes and regulations. In addition, Old ICN agreed to abide by all FDA laws and regulations in the future and to pay $400,000 and to reimburse the FDA $200,000 for administrative costs. On October 7, 1991, Old ICN, Viratek, Milan Panic, as Chairman of the Board, President and Chief Executive Officer of Old ICN and Dr. Weldon B. Jolley, a director of Old ICN, entered into a settlement agreement in the form of a Consent Decree with the SEC, ending the investigation of Old ICN and its subsidiaries which began in 1987 and generally concerned Old ICN disclosures in 1986 and 1987 relating to the safety and efficacy of Virazole(R) in treating certain AIDS-related conditions. Without admitting or denying any violations of the securities laws, Old ICN, Viratek and the individuals agreed not to violate securities laws in the future (which obligations were assumed by ICN in the Merger.)

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors has a standing Executive Committee, Audit Committee, Finance Committee, Science and Technology Committee, Compensation and Benefits Committee, Communications Committee and Corporate Governance Committee, but does not have a standing nominating committee.

     The members of the Executive Committee are Messrs. Panic, Jolley, Kurz and
R. Smith. This Committee is empowered to act upon any matter for the Board of Directors, other than matters which may not be delegated under Delaware law. The Executive Committee held one meeting during the year ended December 31, 1995.

     The current members of the Audit Committee, which held eight meetings during the year ended December 31, 1995, are Messrs. Starr, Lenagh and Moses. Its functions include recommending to the Board of Directors the selection of the Company's independent public accountants and reviewing with such accountants the plan and results of their audit, the scope and results of the Company's internal audit procedures and the adequacy of the Company's systems of internal accounting controls. In addition, the Audit Committee reviews the independence of the independent public accountants and reviews the fees for audit and non-audit services rendered to the Company by its independent public accountants.

     The Compensation and Benefits Committee recommends to the Board of Directors the compensation and benefits for senior management and directors, including the grant of stock options. The current members of this Committee are Messrs. Barker, Bayh, Charles and Moses. This Committee held six meetings during the year ended December 31, 1995.

     The Finance Committee oversees investment and commercial banking issues and investment guidelines. The current members of this Committee are Messrs. Barker, Hanson, Kurz, Lenagh, Manatt and Starr. This Committee met four times during the year ended December 31, 1995.

     The Science and Technology Committee formulates and oversees the scientific and technology policy of the Company. The current members of this Committee are Drs. Guillemin, M. Smith, R. Smith and Jolley. This Committee did not meet during the year ended December 31, 1995.

     The Communications Committee oversees the development of external communications policy for the Company in both the public relations and investor relations disciplines. The current members of the Communications Committee are Messrs. Charles, Hanson, Lenagh and Moses. This Committee met eight times during the year ended December 31, 1995.

     The Corporate Governance Committee was formed in July of 1995 and oversees the development of the Company's policies and procedures to insure the Company's adherence to good corporate governance for the benefit of the stockholders of the Company. The current members of this Committee are Messrs. Manatt, Barker, Hanson and Bayh. This Committee met one time during the year ended December 31, 1995.

     A Special Committee (the "Committee") was formed in February, 1995 to review certain issues of concern to the Stockholders, including the review of trading by executives of the Company and issues surrounding the timely disclosure of information received from the FDA regarding the Company's NDA for the use of Virazole(R) in the treatment of chronic hepatitis C. The Committee completed its investigation in April, 1995 and upon completion of its assignment has been dissolved.

     The Board of Directors met 13 times during 1995 and all of the directors attended at least 15% of the meetings.

ITEM 11.   EXECUTIVE COMPENSATION AND RELATED MATTERS

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and the four most highly paid executive officers of ICN (based upon salary and bonus earned during 1994), for services rendered to the Predecessor Companies and ICN in all capacities during the twelve months ended December 31, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                                                ------------
                                                                    OTHER          AWARDS
                                       ANNUAL COMPENSATION          ANNUAL      ------------    ALL OTHER
            NAME AND               ---------------------------   COMPENSATION    LONG TERM     COMPENSATION
       PRINCIPAL POSITION          YEAR   SALARY($)   BONUS($)      ($)(1)       OPTIONS(2)       ($)(3)
       ------------------          ----   ---------   --------   ------------   ------------   ------------
Milan Panic......................  1995    572,450    275,000                       --             92,482(5)
  Chairman, President and          1994    535,000    195,626                      702,600(4)      70,603(5)
  Chief Executive Officer          1993    535,000      --                          60,000(4)      49,245(5)
Adam Jerney......................  1995    380,000    200,000                       --             66,436(7)
  Executive Vice President,        1994    380,000    146,719                      212,415(6)      60,741(7)
  Chief Operating Officer          1993    380,000     38,100                      150,000(6)      18,730(7)
John E. Giordani.................  1995    238,707    100,000                       --             30,187
  Executive Vice President,        1994    225,195     96,671                       55,000(8)      32,045
  Chief Financial Officer          1993    225,195      --                          65,000(8)      38,886
  and Corporate Controller
Bill A. MacDonald................  1995    200,000    100,000                       --              3,067
  Executive Vice President,        1994    200,000     96,671                      105,520(9)      16,860
  Corporate Development            1993    200,000      --                         125,000(9)      13,496
David Watt.......................  1995    200,000    100,000                       --              2,607
  Executive Vice President,        1994    180,000     96,671                       51,190(10)      2,448
  General Counsel,                 1993    180,000      --                          55,000(10)      5,817
  Corporate Secretary

- ---------------

 (1) Unless otherwise indicated, with respect to any individual named in the above table, the aggregate amount of perquisites and other personal benefits, securities or property was less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

 (2) Includes grants of options to purchase shares of common stock of Old ICN ("Old ICN common stock"), common stock of SPI ("SPI common stock")(adjusted for stock dividend after the grant date and prior to the Merger), common stock of Viratek ("Viratek common stock") and common stock of Biomedicals ("Biomedicals common stock").

 (3) Except where otherwise indicated, the amounts in this column represent matching contributions to ICN's 401(K) plan, amounts accrued under an executive deferral plan and medical benefits and medical and life insurance premiums.

 (4) Mr. Panic was granted options to purchase the following shares of Old ICN common stock, SPI common stock, Viratek common stock and Biomedicals common stock.

       POST MERGER:

                                             ICN (NEW)
                                             ---------
        1995...............................     --

       PRE-MERGER:

                                                ICN         SPI      VIRATEK    BIOMEDICALS
                                             ---------    -------    -------    -----------
        1994...............................   300,000     202,600    200,000       --
        1993...............................     --          --         --          60,000

 (5) In 1995, the $92,482 of "All Other Compensation" consists of the following: legal $78,960, executive medical $5,330 and life insurance $8,192. In 1994, the $70,603 consists of the following: legal $23,835, accounting $34,045, executive medical $6,107 and life insurance $6,616. All other compensation also includes $38,242 for miscellaneous fringe benefits in 1993. For the two years ended December 31, 1994, Mr. Panic realized $7,498,500 and $4,771,220 on the exercise of stock options for ICN, SPI, and Viratek, respectively. These stock option gains are not reflected in the "All Other Compensation" column.

 (6) Mr. Jerney was granted options to purchase the following shares of ICN common stock (Post Merger), ICN common stock (Pre-Merger), SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

       POST MERGER:

                                               ICN (NEW)
                                               ---------
        1995.................................     --

       PRE-MERGER:

                                                  ICN        SPI      VIRATEK    BIOMEDICALS
                                               ---------    ------    -------    -----------
        1994.................................    50,000     50,650     50,000       61,765
        1993.................................    50,000     50,000     50,000       --

 (7) In 1995, the $66,436 of "All Other Compensation" consists of the following: accounting-tax $41,925, legal expense $12,568, executive medical $7,572, tennis club $420 and life insurance $3,951. In 1994, the $60,741 is broken out as follows: accounting-tax $27,871, deferred compensation interest $16,928, executive medical $8,523; 401K employee contribution $4,620, tennis club $415, and life insurance $2,384. For the two years ended December 31, 1994 and 1993, Mr. Jerney realized $372,795 and $894,569 on the exercise of stock option for ICN and SPI common stock, respectively. These stock option gains are not reflected in the "All Other Compensation" column.

 (8) Mr. Giordani was granted options to purchase the following shares of ICN common stock (Post Merger), ICN common stock (Pre-Merger), SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

       POST MERGER:

                                             ICN (NEW)
                                             ---------
        1995...............................     --

       PRE-MERGER:

                                                ICN         SPI      VIRATEK    BIOMEDICALS
                                             ---------    -------    -------    -----------
        1994...............................    25,000       --        10,000       20,000
        1993...............................    25,000       --        10,000       30,000

 (9) Mr. MacDonald was granted options to purchase the following shares of ICN common stock (Post Merger), ICN common stock (Pre-Merger), SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

       POST MERGER:

                                               ICN (NEW)
                                               ---------
        1995.................................     --

       PRE-MERGER:

                                                  ICN        SPI      VIRATEK    BIOMEDICALS
                                               ---------    ------    -------    -----------
        1994.................................    25,000     40,520     10,000       30,000
        1993.................................    25,000     40,000     10,000       50,000

(10) Mr. Watt was granted options to purchase the following shares of ICN common stock (Post Merger), ICN common stock (Pre-Merger), SPI common stock (adjusted for stock dividend after the grant date and prior to the Merger), Viratek common stock and Biomedicals common stock:

       POST MERGER:

                                               ICN (NEW)
                                               ---------
        1995.................................     --

       PRE-MERGER:

                                                  ICN        SPI      VIRATEK    BIOMEDICALS
                                               ---------    ------    -------    -----------
        1995.................................         0
        1994.................................    25,000     49,900     10,500       --
        1993.................................    25,000     20,400     10,000       --

- ---------------

     Dr. Johannesson resigned from the Company effective December 31, 1995.

     In January 1995, the Company advanced Milan Panic $1,406,682, in regards to tax matters relating to the exercise of stock options. The advance, plus accrued interest at Bank of America's Reference Rate thereon, was fully paid by March, 1995 with cash of $1,271,013 and Shares having a market value at the time of $147,183.

     In July 1992, Milan Panic, then Chairman of the Board, President and Chief Executive Officer of Old ICN and also occupying similar positions with SPI, Viratek and Biomedicals, with the approval of Old ICN's Board of Directors, became Prime Minister of Yugoslavia and was granted a paid leave of absence from all duties to Old ICN while retaining his title as Chairman of the Board. Mr. Panic and Old ICN entered into a Leave of Absence and Reemployment Agreement which contained mutual obligations, requiring, among other things, that Old ICN reemploy Mr. Panic and that Mr. Panic return to his previous positions with Old ICN. Mr. Panic was succeeded as Prime Minister on March 4, 1993, and pursuant to the Leave of Absence and Reemployment Agreement, returned to his duties at Old ICN.

     In addition to the salaries of Mr. Panic and certain Old ICN employees assisting him during his leave of absence, Old ICN and Mr. Panic incurred certain other expenses in connection with Mr. Panic's transition to and return from his leave of absence. Old ICN retained a then recently retired member of the California Superior Court to review all such expenses to determine whether such expenses represented a valid expense of the Company. The Judge prepared a report for the Audit Committees of Old ICN and SPI that indicated that these costs represented costs of Old ICN and SPI. Such report was reviewed and approved by these Audit Committees.

     Mr. Panic reimbursed Old ICN certain withholding taxes due as of December 31, 1992, previously advanced by Old ICN, in connection with the exercise of stock options, in the amount of $1,351,000.

Mr. Panic paid these amounts in 1993, in the form of cash in the amount of $678,000 and Viratek common stock in the amount of $776,000 valued at fair market value.

     On April 1, 1992, the Board of Directors granted Mr. Panic a bonus of 200,000 shares of SPI common stock for his extraordinary efforts in completing the Galenika transaction. The value of these shares at the date of grant was $5,375,000. Mr. Panic sold the shares during 1993 for a realized value of $4,005,223. Additionally, in 1993, Mr. Panic realized $1,881,250 and $1,853,000 on other sales of shares of Old ICN common stock and SPI common stock, respectively.

OPTION GRANT INFORMATION

     The following table sets forth information with respect to options to purchase shares of new ICN common stock granted to Executive Officers, adjusted for stock dividends occurring after grant for 1995 and through March 31, 1996:

                       OPTION GRANTS IN LAST FISCAL YEAR
                    (EXPRESSED IN CONVERTED NEW ICN SHARES)

                                             NUMBER OF    PERCENT OF
                                             SECURITIES  TOTAL OPTIONS
                                             UNDERLYING   GRANTED TO
                                              OPTIONS    EMPLOYEES IN    EXERCISE   EXPIRATION     GRANT DATE
              NAME                 COMPANY    GRANTED     FISCAL YEAR     PRICE        DATE       PRESENT VALUE
              ----                 -------   ---------   -------------   --------   -----------   -------------
Milan Panic......................    ICN         0             0%          $.00         0/00/00       $000.
Adam Jerney......................    ICN         0             0%          $.00         0/00/00       $000.
John E. Giordani.................    ICN         0             0%          $.00         0/00/00       $000.
Bill A. MacDonald................    ICN         0             0%          $.00         0/00/00       $000.
Jack Sholl.......................    ICN         0             0%          $.00         0/00/00       $000.
David C. Watt....................    ICN         0             0%          $.00         0/00/00       $000.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information regarding (i) stock option exercises by the Named Executive Officers during 1995 and through March 31, 1996, and (ii) unexercised stock options held by the Named Executive Officers at March 31, 1996:

                          AGGREGATED OPTION EXERCISES
                    IN 1995 AND MARCH 31, 1996 OPTION VALUES

                                                             NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                             SECURITIES UNDERLYING         IN-THE-MONEY OPTIONS
                                 SHARES                       OPTIONS AT 03/31/96             AT 03/31/96(2)
                                ACQUIRED       VALUE      ---------------------------   ---------------------------
        NAME          COMPANY   EXERCISE    REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----          -------   ---------   -----------   -----------   -------------   -----------   -------------
Milan Panic..........   ICN       21,555     $ 245,298      1,176,800      245,979      $ 5,230,276    $ 1,529,259
Adam Jerney..........   ICN       66,362       764,128        503,988      151,179        4,087,584      1,316,867
John E. Giordani.....   ICN       23,530       306,357         94,842       40,037          353,387        284,551
Bill A. MacDonald....   ICN       23,995       292,490        130,539       54,161          789,163        453,679
David Watt...........   ICN        8,585       160,428        116,331       42,318          892,193        346,427

- ---------------

(1) Difference between the fair market value of the shares of common stock of the Company at the date of exercise and the exercise price.

(2) Difference between the fair market value of the shares of common stock of the Company on December 31, 1995 and the exercise price.

COMPENSATION OF DIRECTORS OF ICN

     Members of the Board of Directors of ICN, other than employees, are paid an annual fee of $30,000, payable quarterly, plus a fee of $1,000 for every Board meeting attended and an additional fee of $1,000 for every committee meeting attended, and are reimbursed for their out-of-pocket expenses in attending meetings. During 1995, Mr. Bayh, or the firm with which he is affiliated, received legal or consulting fees from ICN in the amount of $43,092, Dr. Guillemin received $75,000 from ICN for consulting services rendered. Dr. M. Smith received $50,000 in 1995 from ICN for consulting services rendered. Dr. R. Smith received $97,800 in 1995 from ICN for consulting services rendered. Mr. Alan Charles received $24,000 in 1995 from ICN for consulting services rendered. Mr. Stephen Moses received $24,000 in 1995 from ICN for consulting services rendered. In addition, non-employee directors on each April 18th are granted options to purchase 15,000 Shares.

CERTAIN EMPLOYMENT AGREEMENTS

     On March 18, 1993, the Board of Directors of Old ICN adopted Employment Agreements ("Employment Agreements") which contained "Change in Control" benefits for six then current key senior executive officers of Old ICN. The executives include Messrs. Jerney, Giordani, MacDonald and Watt, then officers of Old ICN, and Messrs. Phillips and Sholl, then officers of SPI. The Employment Agreements were assumed by New ICN in connection with the Merger. Mr. Phillips retired from the Company in May, 1995 and his contract terminated. In addition, the Company entered into an Employment Contract in May, 1995 with John Julian, Senior Vice President, containing identical provisions to the "Employment Agreements."

     The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened Change in Control. Each agreement has an initial term ending March 30, 1996 and is automatically extended for one year terms each year thereafter unless either the executive or ICN elects not to extend it (provided that any notice by ICN not to extend the agreement cannot cause the agreement to be terminated prior to the expiration of the third anniversary of the date of any Change in Control). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary and bonus (and certain other benefits) if the executive's employment is terminated without cause, if the executive terminates employment for certain enumerated reasons (including a Change in Control of ICN significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location), or the executive leaves ICN for any reason or without reason during a sixty day period commencing six months after the Change in Control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

     For purposes of the Employment Agreements, a "Change in Control" means any of the following events: (i) the acquisition (other than from ICN) by any person, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 20% or more of the combined voting power of ICN's then outstanding voting securities; (ii) the existing Board of Directors cease for any reason to constitute at least two-thirds of the Board, unless the election, or nomination for election by ICN's stockholders, of any new director was approved by a vote of at least two-thirds of the existing Board of Directors; or
(iii) approval by stockholders of ICN of (a) a merger or consolidation involving ICN if the stockholders of ICN, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than 80% of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of ICN outstanding immediately before such merger or consolidation, or (b) a complete liquidation or dissolution of ICN or an agreement for the sale or other disposition of all or substantially all of the assets of ICN. Removal of ICN's Board of Directors would also constitute a Change in Control under the Employment Agreements. If the employment of such key senior executives is terminated under any of the circumstances described above, the executives would be entitled to receive the following amounts (based upon present compensation): Adam Jerney $2,092,623; John Giordani $1,238,277; Bill MacDonald $1,179,486; David Watt $935,955 and John Julian $900,000. In addition, the vesting of certain options granted to the executives would be accelerated. The value of the accelerated options would depend upon the market price of the shares at that time.

     In connection with the Merger, each of the senior executives executed an agreement waiving the effect under the Employment Agreements of any Change in Control which may have been deemed to have arisen as a result of the Merger.

PANIC EMPLOYMENT AGREEMENT

     Old ICN and Milan Panic entered into an Employment Agreement effective October 1, 1988, which, as amended and extended, terminates on September 30, 1998 (the "Panic Employment Agreement"). The base amount of salary for Mr. Panic was determined by the Compensation Committee of the Board of Directors of Old ICN in 1988. In setting the base amount, the Compensation Committee took into consideration Mr. Panic's then-current base salary, the base salaries of chief executives of companies of similar scope and complexity and the Compensation Committee's desire to retain Mr. Panic's services, given his role as founder of Old ICN. Upon consummation of the Merger, the Panic Employment Agreement was assumed by ICN. The Panic Employment Agreement provides for an annual salary, currently $535,000, with an annual 7% increase payable under certain circumstances. The Panic Employment Agreement provides that during the period of his employment, Mr. Panic will not engage in businesses competitive with ICN without the approval of the Board of Directors. Under the Panic Employment Agreement, Mr. Panic agreed to waive and eliminate retirement benefits contained in his prior employment contract with ICN. Instead, Mr. Panic may, at his option, retire upon termination of the Panic Employment Agreement.

     Upon retirement, Mr. Panic has agreed to provide consulting services to ICN for $120,000 per year, which amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement not to exceed his salary at the date of retirement (currently estimated to be in excess of $535,000 per year, as adjusted). Mr. Panic's agreement to provide consulting services to ICN is a lifetime agreement. The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by ICN. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation provision in the event of a Change in Control of ICN. The Panic Employment Agreement provides that if within two years after a Change in Control of ICN, Mr. Panic's employment with ICN is terminated, except as a result of death, disability or illness, or if Mr. Panic leaves the employ of ICN within such two-year period, then Mr. Panic will receive as severance compensation, five times his annual salary, as adjusted, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement. A Change in Control of ICN would occur, for purposes of the Panic Employment Agreement, if (i) a Change in Control shall occur of a nature which would be required to be reported in response to Item 6(e) of
Schedule 14A under the Exchange Act (for purposes of that Item, "control" is defined as the power to direct or cause the direction of the management and policies of ICN, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no Change in Control has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of ICN representing 15% or more of the combined voting power of ICN's then outstanding securities; (iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute a majority of ICN's Board of Directors; or (iv) the Shares cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by ICN's stockholders was previously approved, or is approved within thirty days of such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If Mr. Panic's employment is terminated under any of the circumstances described above following such a Change in Control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) $2,675,000.

     In connection with the Merger, Mr. Panic executed an agreement waiving the effect under the Panic Employment Agreement of any Change in Control which may have been deemed to have arisen as a result of the Merger.

COMPENSATION REPORT

     The Compensation and Benefits Committee ("Committee") is composed of Messrs. Barker, Bayh, Charles and Moses each of whom are an independent non-employee director.

     The following statement made by the members of the Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

  Compensation Philosophy

     The Board of Directors adopts an annual budget and financial plan which incorporates the goals and objectives to be achieved by the Company and the specific operating units. The goals focus on growth in operating income and growth in earnings per share. Each executive is responsible for the performance of his or her unit in relation to the plan. Specific goals and objectives for each executive are reviewed by the executive and his or her supervisor. In reviewing the annual performance which will determine the executive's compensation, the supervisor assesses a performance grade based on the pre-set performance objectives. This assessment is used to determine base salary for the following fiscal year. Eligibility for bonus awards is based on the pre-set performance guidelines and growth in operating income and earnings per share. However, bonuses may be paid even when these objective standards are not met if specific contributions by an employee merit a bonus or the reasons for failure to meet the objective standards are beyond the control of the Company and/or the employee. Stock options are granted based on a program developed for the Company by Towers Perrin, a compensation consulting company. Each individual's base number of options is derived from a formula which ties to their base salary. The Committee may then consider the achievement of individual as well as corporate performance goals in determining the ultimate number of options granted.

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

  Long Term Stock Incentive Plans

     Stock options are granted as long range incentives to executives. Options vest over a ten year period. Options are granted at fair market value. The amount of options granted is tied to salary and performance and each grant is evaluated. No grant to executives is automatic.

     The Board of Directors has adopted a new Long Term Incentive Plan which will provide that incentive compensation for the Chief Executive Officer and other key senior officers of the Company will be dependent upon the increase in shareholder value in excess of the S&P 500 Index.

  Chief Executive Officer Compensation

     The Committee determines the compensation of the Chief Executive Officer based on a number of factors. The goal of the Committee is to grant compensation consistent with compensation granted to other chief executive officers of companies in the same industry. The Chief Executive Officer's compensation is based on an employment agreement with ICN (See "Executive Compensation") comprised of a base salary and a bonus based on the Company's performance. Special one-time bonuses will be paid, at the Committee's discretion, based on special contributions made to the Company. Substantial bonuses are approved by the Board of Directors.

  Internal Revenue Code Section 162(m)

     Section 162(m) of the Code, which was enacted in 1993, generally disallows a federal income tax deduction to any publicly-held corporation for compensation paid in excess of $1 million in any taxable year beginning after January 1, 1994 to the chief executive officer and any of the four other most highly compensated executive officers who are employed by ICN on the last day of the taxable year.
Section 162(m), however, does not disallow a federal income tax deduction for qualified "performance-based compensation," the material terms of which are disclosed to and approved by the stockholders. The application of Section 162(m) is not expected to have a material impact on the federal income tax liability of ICN.

  Compensation Committee Interlocks and Insider Participation

     Bayh, Connaughton & Malone received legal fees in 1995 from ICN (including the Predecessor Companies) for legal services in the amount of $43,092. Mr. Birch E. Bayh, Jr. is a partner in the firm.

                                          COMPENSATION AND BENEFITS COMMITTEE

                                          Norman Barker, Jr.
                                          Senator Birch Bayh
                                          Alan F. Charles
                                          Stephen D. Moses

                               PERFORMANCE GRAPH

     The following compares ICN's cumulative total stock return on the Shares with the cumulative return on the Standard & Poor's 500 Stock Index and the 5-Stock Custom Composite Index for the five years ended December 31, 1995. The graph assumes that the value of the investment of Shares in each index as $100 at December 31, 1990 and that all dividends were reinvested. The cumulative total return for the Company is based on an initial investment in SPI (the predecessor for accounting purposes to the Company) on December 31, 1990 (and taking into account the conversion of shares of SPI common stock into Shares in the Merger on November 11, 1994 on a one for one basis).

                            CUMULATIVE TOTAL RETURN

           BASED ON REINVESTMENT OF $100 BEGINNING DECEMBER 31, 1990

                                                   CUSTOM
                                     ICN          COMPOSITE
      MEASUREMENT PERIOD         PHARMACEUTI-     INDEX (5
    (FISCAL YEAR COVERED)         CALS, INC.       STOCKS)         S&P 500
           DEC-90                    100             100             100
           DEC-91                    443             211             130
           DEC-92                    163             161             140
           DEC-93                    236             122             155
           DEC-94                    300             152             157
           DEC-95                    359             252             215

     The 5-Stock Custom Composite Index includes Allergan Inc., Amgen Inc., Carter Wallace Inc., Forest Labs Inc. -- Class A, and Syntex Corp.

ITEM 12.   OWNERSHIP OF THE COMPANY'S SECURITIES

PRINCIPAL STOCKHOLDER

     As of February 28, 1996, the following stockholders were known to management to be the beneficial owner of more than 5% of the outstanding shares:

                      NAME AND ADDRESS                  NUMBER OF SHARES      PERCENT OF CLASS
                     OF BENEFICIAL OWNER               BENEFICIALLY OWNED      OUTSTANDING(1)
                     -------------------               ------------------     ----------------
        Heartland Advisors, Inc.(2)..................       3,261,192               10.9%
        Heartland Group, Inc.
        790 North Milwaukee Street
        Milwaukee, WI 53202

        AIM Management Group(3)......................       1,721,514                5.7%
        11 Greenway Plaza, Suite 1919
        Houston, Texas 77046

- ---------------

(1) Total outstanding Shares for purposes of this table include 31,098,551 shares outstanding on March 13, 1996.

(2) As reported on Form 13G filed with the Securities and Exchange Commission (the "Commission"), 3,621,192 Shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") by Heartland Advisors.

(3) As reported on Form 13G filed with the Securities and Exchange Commission (the "Commission"), 1,721,514 Shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") by Heartland Advisors.

OWNERSHIP BY MANAGEMENT

     The following table sets forth, as of March 31, 1996, certain information regarding the beneficial ownership of Shares, including the percent of shares owned beneficially by each Executive Officer and all directors and executive officers of ICN as a group:

                                                          NUMBER OF SHARES
                                                           AND NATURE OF
                                                             BENEFICIAL
                                                             OWNERSHIP
                                                               OF ICN            PERCENTAGE
        IDENTITY OF OWNER OR GROUP                          COMMON STOCK          OF CLASS
        --------------------------                        ----------------       ----------
        Norman Barker, Jr...............................         49,211(3)            (2)
        Birch E. Bayh, Jr...............................         29,042(4)            (2)
        Alan F. Charles.................................         22,846(5)            (2)
        Roger Guillemin, M.D., Ph.D.....................         61,629(6)            (2)
        Dale Hanson.....................................              0(7)            (2)
        Adam Jerney.....................................        615,864(8)           1.9%
        Weldon B. Jolley, Ph.D..........................        131,813(9)            (2)
        Jean-Francois Kurz..............................         11,343(10)           (2)
        Thomas H. Lenagh................................         15,730(11)           (2)
        Charles T. Manatt...............................         29,541(12)           (2)
        Stephen D. Moses................................         28,719(13)           (2)
        Milan Panic.....................................      1,432,748(14)          4.4%
        Michael Smith, Ph.D.............................         10,704(15)           (2)
        Roberts A. Smith, Ph.D..........................        161,373(16)           (2)
        Richard W. Starr................................         36,111(17)           (2)
        John E. Giordani................................         94,842(18)           (2)
        Bill A. MacDonald...............................        137,042(19)           (2)
        David Watt......................................        118,326(20)           (2)
        Directors and executive officers of the Company
          as a group (18 persons).......................      2,986,884(21)          8.9%

- ---------------

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

 (2) Less than 1%.

 (3) Includes 46,456 shares of ICN common stock which Mr. Barker has the right to acquire upon the exercise of currently exercisable stock options.

 (4) Includes 29,042 shares of ICN common stock which Mr. Bayh has the right to acquire upon the exercise of currently exercisable stock options.

 (5) Includes 22,800 shares of ICN common stock which Mr. Charles has the right to acquire upon the exercise of currently exercisable stock options.

 (6) Includes 61,077 shares of ICN common stock which Dr. Guillemin has the right to acquire upon the exercise of currently exercisable stock options.

 (7) Includes 0 shares of ICN common stock which Mr. Hanson has the right to acquire upon the exercise of currently exercisable stock options.

 (8) Includes 503,988 shares of ICN common stock which Mr. Jerney has the right to acquire upon the exercise of currently exercisable stock options.

 (9) Includes 77,961 shares of ICN common stock which Dr. Jolley has the right to acquire upon the exercise of currently exercisable stock options.

(10) Includes 11,343 shares of ICN common stock which Mr. Kurz has the right to acquire upon the exercise of currently exercisable stock options.

(11) Includes 11,343 shares of ICN common stock which Mr. Lenagh has the right to acquire upon the exercise of currently exercisable stock options.

(12) Includes 28,517 shares of ICN common stock which Mr. Manatt has the right to acquire upon the exercise of currently exercisable stock options.

(13) Includes 28,517 shares of ICN common stock which Mr. Moses has the right to acquire upon the exercise of currently exercisable stock options.

(14) Includes 1,176,800 shares of ICN common stock which Mr. Panic has the right to acquire upon the exercise of currently exercisable stock options.

(15) Includes 10,704 shares of ICN common stock which Dr. Michael Smith has the right to acquire upon the exercise of currently exercisable stock options.

(16) Includes 124,348 shares of ICN common stock which Dr. Roberts A. Smith has the right to acquire upon the exercise of currently exercisable stock options.

(17) Includes 17,609 shares of ICN common stock which Mr. Starr has the right to acquire upon the exercise of currently exercisable stock options.

(18) Includes 94,842 shares of ICN common stock which Mr. Giordani has the right to acquire upon the exercise of currently exercisable stock options.

(19) Includes 130,539 shares of ICN common stock which Mr. MacDonald has the right to acquire upon the exercise of currently exercisable stock options.

(20) Includes 116,331 shares of ICN common stock which Mr. Watt has the right to acquire upon the exercise of currently exercisable stock options.

(21) Includes 2,492,217 shares of ICN common stock which directors and certain officers have the right to acquire upon the exercise of currently exercisable stock options.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires ICN's officers and directors, and persons who own more than ten percent of a registered class of ICN's equity securities, to file reports of ownership and changes in ownership with the Commission and the New York Stock Exchange. Such officers, directors and shareholders are required by Commission regulation to furnish ICN with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by ICN, or written representations from certain reporting persons that no Forms 5 were required for those persons, ICN believes that during fiscal year 1995 all filing requirements applicable to its officers, directors and ten percent beneficial owners were timely satisfied.

                              CERTAIN TRANSACTIONS

     Under an agreement entered into in 1982 between Old ICN and Baylor College of Medicine ("Baylor"), the employer of Dr. Vernon Knight, a former director of ICN, the Company is required to pay a 2% royalty to Baylor on all sales of Virazole(R) in aerosolized form. Such royalties include $850,987 for 1995.

     Certain outside directors have provided legal and other consultation services to ICN which amounted to approximately $313,892 during 1995.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ICN PHARMACEUTICALS, INC.
Date:  April 29, 1996

                                                  By:  /s/ MILAN PANIC
                                                       -------------------------
                                                       Milan Panic
                                                       Chairman of the Board and
                                                       Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MILAN PANIC                                           Date: April 29, 1996
- -------------------------------------------------
Milan Panic
Chairman of the Board and Chief Executive Officer

/s/ JOHN E. GIORDANI                                      Date: April 29, 1996
- -------------------------------------------------
John E. Giordani
Executive Vice President, Chief Financial Officer
and Corporate Controller

/s/ NORMAN BARKER, JR.                                    Date: April 29, 1996
- -------------------------------------------------
Norman Barker, Jr., Director

/s/ BIRCH BAYH                                            Date: April 29, 1996
- -------------------------------------------------
Senator Birch Bayh, Director

/s/ ALAN F. CHARLES                                       Date: April 29, 1996
- -------------------------------------------------
Alan F. Charles, Director

/s/ ROGER GUILLEMIN                                       Date: April 29, 1996
- -------------------------------------------------
Roger Guillemin, M.D., Ph.D., Director

/s/ ADAM JERNEY                                           Date: April 29, 1996
- -------------------------------------------------
Adam Jerney, Executive Vice President, Director

/s/ DALE M. HANSON                                        Date: April 29, 1996
- -------------------------------------------------
Dale M. Hanson, Director

/s/ WELDON B. JOLLEY                                      Date: April 29, 1996
- -------------------------------------------------
Weldon B. Jolley, Ph.D., Director

/s/ JEAN-FRANCOIS KURZ                                    Date: April 29, 1996
- -------------------------------------------------
Jean-Francois Kurz, Director

/s/ THOMAS LENAGH                                         Date: April 29, 1996
- -------------------------------------------------
Thomas Lenagh, Director

/s/ CHARLES T. MANATT                                     Date: April 29, 1996
- -------------------------------------------------
Charles T. Manatt, Director

/s/ STEPHEN MOSES                                         Date: April 29, 1996
- -------------------------------------------------
Stephen Moses, Director

/s/ MICHAEL SMITH                                         Date: April 29, 1996
- -------------------------------------------------
Michael Smith, Ph.D., Director

/s/ ROBERTS A. SMITH                                      Date: April 29, 1996
- -------------------------------------------------
Roberts A. Smith, Ph.D., Director

/s/ RICHARD W. STARR                                      Date: April 29, 1996
- -------------------------------------------------
Richard W. Starr, Director