Form 10-Q
period 1996-03-31
ICN PHARMACEUTICALS INC
filed 1996-05-10
CIK 930184

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

                  For the quarterly period ended March 31, 1996

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

  The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 1, 1996 was 31,330,764.


                            ICN PHARMACEUTICALS, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                         ------
PART I - FINANCIAL INFORMATION (Unaudited):

  Consolidated Condensed Balance Sheets -
   March 31, 1996 and December 31, 1995 ...................................  3

  Consolidated Condensed Statements of Income -
    Three months ended March 31, 1996 and 1995 ............................  4

  Consolidated Condensed Statements of Cash Flows -
   Three months ended March 31, 1996 and 1995 .............................  5

  Management's Statement Regarding Unaudited Financial
    Statements ............................................................  6

  Notes to Consolidated Condensed Financial Statements ....................  7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operation .................................... 14


PART II - OTHER INFORMATION

Item 1.  Litigation ....................................................... 17

Item 6.  Exhibits and Reports on Form 8-K ................................. 17

SIGNATURES ................................................................ 18




                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 1996 and  December  31, 1995
               (Unaudited - 000's omitted, except per share data)


                                                       March 31,    December 31,
                                                         1996           1995
                                                       --------     -----------
ASSETS
Current assets:
Cash and cash equivalents ............................  $ 40,829       $ 24,094
Restricted cash ......................................       538            538
Marketable securities ................................        00         27,536
Receivables, net .....................................   113,972         68,513
Inventories, net .....................................   119,465        138,756
Prepaid expenses and other current assets ............    28,014         24,179
                                                        --------       --------
Total current assets .................................   302,818        283,616

Property, plant and equipment, net ...................   173,185        172,487
Deferred taxes, net ..................................    31,692         34,692
Other assets .........................................    25,537         21,828
Goodwill and intangibles, net ........................    10,894          5,675
                                                        --------       --------
Total assets .........................................  $544,126       $518,298
                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables .......................................  $ 36,327       $ 33,402
Accrued liabilities ..................................    38,338         39,031
Notes payable ........................................     4,139          4,426
Current portion of long-term debt ....................    10,053          7,650
Income taxes payable .................................     4,638          8,305
                                                        --------       --------
Total current liabilities ............................    93,495         92,814

Long-term debt, less current portion:.................
   Convertible into common stock......................   132,566        140,951
   Other long-term debt...............................    12,875         13,242
Deferred license and royalty income ..................    14,980         15,139
Other liabilities ....................................    31,628         31,444
Minority interest ....................................    63,977         62,536

Commitments and contingencies (Note 7)

Stockholders' equity:
Common  stock,  $.01 par value;  100,000
  shares  authorized; 31,319 and 30,420
  Shares outstanding at March 31,
  1996 and December 31, 1995, respectively............       313            304
Additional capital ...................................   302,811        290,106
Retained deficit .....................................   (86,202)      (105,844)
Unrealized gain on marketable securities, net ........        00            230
Foreign currency translation adjustments .............   (22,317)       (22,624)
                                                        --------      ---------
  Total stockholders' equity .........................   194,605        162,172
                                                        --------      ---------
      Total liabilities and stockholders' equity ..... $ 544,126      $ 518,298
                                                        ========      =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED  CONDENSED  STATEMENTS  OF INCOME
               For the three months ended March 31, 1996 and 1995
               (Unaudited - 000's omitted, except per share data)

                                                          Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                         1996           1995
                                                      -----------     ---------

Net sales ........................................     $ 138,162      $ 132,243
Cost of sales ....................................        68,028         54,316
                                                       ---------      ---------
Gross profit .....................................        70,134         77,927

Selling, general and administrative expenses .....        38,236         45,703
Research and development costs ...................         3,531          4,545
                                                       ---------      ---------
Income from operations ...........................        28,367         27,679

Translation and exchange losses, net .............           482          1,298
Interest income ..................................          (970)        (1,662)
Interest expense .................................         2,702          5,004
                                                       ---------      ---------
Income before provision for income taxes
and minority interest ............................        26,153         23,039
Provision for income taxes .......................         1,938          1,741
Minority interest ................................         2,212          4,264
                                                       ---------      ---------
Net income .......................................     $  22,003      $  17,034
                                                       =========      =========

Per Share Information:
Net income per share .............................     $     .65      $     .57
                                                       =========      =========
Shares used in per share computation .............        33,486         30,027
                                                       =========      =========


    The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                           (Unaudited - 000's omitted)

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                               1996         1995
                                                           --------    ---------
Cash flows from operating activities:
Net income .............................................   $ 22,003    $ 17,034
Adjustments  to  reconcile   net  income
  to  net  cash  provided  by  operating
  activities:
  Allowances for losses on accounts receivable .........       (193)        106
  Depreciation and amortization ........................      3,095       3,686
  Translation and exchange losses, net .................        482       1,298
  Minority interest ....................................      2,212       4,264
  Increase in accounts receivable ......................    (44,366)    (23,731)
  Decrease in inventories ..............................     17,968       1,273
  (Increase) decrease in prepaid expenses ..............     (3,221)      1,906
  Decrease in deferred taxes ...........................      3,000          00
  Changes in other operating assets and liabilities, net     (6,723)     (5,679)
                                                           --------    --------
  Net cash provided by (used in) operating activities ..     (5,743)        157
                                                           --------    --------

Cash flows from investing activities:
Capital expenditures ...................................     (3,736)     (4,696)
Decrease in restricted cash ............................         00       1,038
Sale of marketable securities ..........................     27,667          00
Acquisitions and other .................................     (4,744)     (1,966)
                                                           --------    --------
  Net cash provided by (used in) investing activities...     19,187      (5,624)
                                                           --------    --------

Cash flows from financing activities:
Net borrowings under line of credit arrangements .......        141       1,861
Net payments of long-term debt .........................     (3,819)     (5,572)
Proceeds from exercise of stock options ................      3,324         456
Proceed from issuance of stock .........................      6,000          00
Dividends and distribution paid ........................     (2,361)     (1,906)
                                                           --------    --------
  Net cash provided by (used in)  financing activities..      3,285      (5,161)
                                                           --------    --------

Effect of exchange rate changes on cash ..............            6        (945)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents..       16,735     (11,573)
Cash and cash equivalents at beginning of period .....       24,094      42,376
                                                           --------    --------
Cash and cash equivalents at end of the period .......     $ 40,829    $ 30,803
                                                           ========    ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS


 The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim period presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Form 10-K/A filed on April 29, 1996.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

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

 Per Share Information

 Per share information is based on the weighted average number of common shares outstanding and the dilutive effect of common share equivalents. Common share equivalents represent shares issuable upon exercise of stock options, on the assumption that the proceeds would be used to repurchase shares in the open market, and also the shares issuable related to certain of the Company's convertible debentures. Such convertible debentures are considered common stock equivalents if they met certain criteria at the time of issuance and had a dilutive effect, if converted.

 On March 14, 1996, the Company's Board of Directors declared a first quarter cash dividend ("distribution") of $.077 per share, payable on April 10, 1996, to stockholders of record on March 28, 1996.

 Reclassifications

 Certain prior year items have been reclassified to conform with the current year presentation.

3. SUPPLEMENTAL CASH FLOW INFORMATION -

 Cash paid for income taxes was $900,000 for the three months ended March 31, 1996, and $4,147,000 for the same period in 1995.

                                 March 31, 1996
                                   (Unaudited)

 Cash paid for interest was $2,366,000 for the three months ended March 31, 1996, and $4,499,000 for the same period in 1995.

 Non-cash Transactions

 During the first quarter of 1996, a principal amount of SFr. 1,864,000 of the 3-1/4% Subordinated Double Convertible Bonds due 1997 was converted into 2,330 shares of Ciba-Geigy Ltd. common stock.

 On March 29, 1996, the Company sold its instrument business division to Titertek Instruments, Inc., an Alabama corporation ("Titertek"), for approximately $4,400,000 in the form of a note receivable from Titertek. Such amount represents the net book value of the assets and liabilities of the division, excluding certain assets and liabilities as specified in the contract, plus a deferred gain of $2,000,000 to be recognized as cash is collected.

 On February 29, 1996, the Company acquired GlyDerm, Inc. ("GlyDerm"), a Michigan based privately held company that develops proprietary glycolic acid and other skin care products, for a total purchase price of approximately $5,000,000, which includes a $2,000,000 cash payment and $3,000,000 of Company stock.

4. GEOGRAPHIC DATA -

 The  following  table sets forth the amount of net sales and  operating  income
 (loss) of the Company by geographical areas for the three months ended March 31, 1996 and 1995 and the identifiable assets of the Company by geographical areas as of March 31, 1996 and December 31, 1995 (in thousands):

                                                           March 31,   March 31,
                                                             1996        1995
                                                          ---------   ---------
   Sales:

United States .........................................   $  34,883   $  33,019
Canada ................................................       4,783       4,715
                                                          ---------   ---------
   North America ......................................      39,666      37,734
Latin America (principally Mexico) ....................      10,763       8,419
Western Europe ........................................      15,631      13,461
Eastern Europe (principally Yugoslavia)                      69,902      70,539
Asia, Africa, and Australia ...........................       2,200       2,090
                                                          ---------   ---------
Total .................................................   $ 138,162   $ 132,243
                                                          =========   =========

   Operating Income (loss):

United States .........................................   $  16,180   $  18,059
Canada ................................................       1,507       1,075
                                                          ---------   ---------
North America                                                17,687      19,134
Latin America (principally Mexico) ....................       2,425       1,222
Western Europe ........................................       1,538       1,216
Eastern Europe (principally Yugoslavia)                      13,563      14,380
Asia, Africa, and Australia ...........................          96         274
Corporate .............................................      (6,942)     (8,547)
                                                          ---------   ---------
Total .................................................   $  28,367   $  27,679
                                                          =========   =========

                                 March 31, 1996
                                   (Unaudited)


  Identifiable assets:
                                                         March 31,  December 31,
                                                             1996       1995
                                                          --------   --------

United States ..........................................  $ 72,274    $ 57,070
Canada .................................................     7,379       8,865
                                                          --------    --------
  North America ........................................    79,653      65,935
Latin America (principally Mexico) .....................    26,139      23,823
Western Europe .........................................    59,432      57,950
Eastern Europe (principally Yugoslavia) ................   288,680     274,940
Asia, Africa, and Australia ............................     2,571       1,786
Corporate ..............................................    87,651      93,864
                                                          --------    --------
Total ..................................................   544,126    $518,298
                                                          ========    ========

5.  ICN GALENIKA -

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

Throughout 1995, the effectiveness of the stabilization program weakened and ICN Galenika began experiencing a decline in the availability of hard currency in Yugoslavia. Additionally, inflation levels accelerated to an approximate annual rate of 90% by the end of the year and on November 24, 1995, the dinar devalued from a rate of 1.4 dinars per U.S. $1 to a rate of 4.7 dinars per U.S. $1.

During the first quarter of 1996 the rate of inflation increased to an approximate annual rate of 120%. As of March 31, 1996, ICN Galenika had a net monetary asset exposure of $24,884,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

6.   ACQUISITIONS -

On February 29, 1996, the Company acquired GlyDerm, Inc. ("GlyDerm"), a Michigan based privately held company that develops proprietary glycolic acid and other skin care products, for a total purchase price of approximately $5,000,000, which includes a $2,000,000 cash payment and $3,000,000 of stock of the Company. The acquisition is not material to the financial position or results of operations of the Company.

In March, 1996, the Company purchased an additional 15% interest in the Russian pharmaceutical company, Oktyabr, for $1,190,000. This transaction raised the Company's ownership from 75% to 90%.

To fund the acquisition of GlyDerm and other several smaller acquisitions, in January 1996, the Company sold approximately 400,000 shares to a foreign bank for net proceeds of $6,000,000.

                                 March 31, 1996
                                   (Unaudited)


7.     COMMITMENTS AND CONTINGENCIES -

The Predecessor Companies were defendants in a number of lawsuits. As a result of the Merger, the Company has assumed all of the Predecessor Companies' liabilities with respect to such lawsuits.

Through May 1995, nineteen lawsuits were filed which named the Company, its Board of Directors, the Chairman and several other officers of the Company as defendants (the "Defendants"), all related to the Company's NDA for the use of Virazole(R) for the treatment of chronic hepatitis C (the "Hepatitis C NDA"). Eighteen of those lawsuits were consolidated into either the Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") or the Second Amended Consolidated Verified Derivative Complaint (the "Derivative Complaint"). Until recently, one derivative lawsuit was still pending in Delaware (collectively, the "1995 Actions").

In general, it is alleged in the Securities Complaint that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding the Hepatitis C NDA in connection with: (i) the merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the Hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre-judgment and post-judgment interest and attorneys' fees and costs. Plaintiffs seek the certification of: (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or Biomedicals common stock prior to the Merger. Defendants filed their answer to the Securities Complaint, have opposed certification of the proposed class and subclass, and are actively engaged in the pre-trial discovery process. Defendants intend to vigorously defend this action.

With respect to the derivative litigation, in early April 1996, Defendants' motion to transfer the derivative action pending in Delaware to the Central District of California was granted. On April 15, 1996, Defendants' motion to dismiss the Derivative Complaint was granted without leave to replead.

Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware (the "1994 Actions"). Three of these lawsuits were filed by stockholders of SPI and, in one lawsuit, of Viratek, against ICN, SPI, Viratek and certain directors and officers of ICN, SPI and/or Viratek (including the Chairman) and purport to be class actions on behalf of all persons who held shares of SPI and Viratek common stock. The fourth lawsuit was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including the Chairman) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The 1994 Actions have been inactive for the past year. The Company believes that these suits are without merit and intends to defend them vigorously.

ICN, SPI and Viratek and certain of their current and former officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re PaineWebber Securities Litigation (Case No. 86 Civ. 6776 (KMW)); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (KMW)) (collectively the "1987 Actions"). In the Third Amended Complaint, plaintiffs alleged that the ICN Defendants made, or aided and abetted PaineWebber, Inc. ("PaineWebber") in making, misrepresentations of material fact and omitted material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, PaineWebber research reports and filings with the Securities and Exchange Commission ("SEC"). The alleged misstatements and omissions primarily

                                 March 31, 1996
                                   (Unaudited)


concern developments regarding Virazole(R), including the efficacy, safety and market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. Fact discovery is complete and expert discovery is virtually complete. On December 15, 1995, the ICN Defendants filed a motion to dismiss in part or for partial summary judgment, and in opposition to plaintiffs' motion to amend the Third Complaint.

On January 3, 1996, the Court affirmed a report and recommendation certifying classes of purchasers of ICN, Viratek and SPI common stock for the period
January 7, 1986 through April 15, 1987. On April 4, 1996, the Court dismissed all claims by the plaintiff classes under state common law but permitted four plaintiffs to pursue such claims in their individual capacities only, dismissed plaintiffs' federal claim that the ICN Defendants aided and abetted PaineWebber in making misrepresentations or omissions in four PaineWebber reports, and rejected plaintiffs' request to add new allegations concerning roadshows in connection with public offerings that were held during 1986. The Court declined to dismiss any other claims before trial, and permitted the plaintiffs to replace the claim that the ICN Defendants aided and abetted PaineWebber in connection with the four PaineWebber reports with a claim that the ICN Defendants are primarily responsible for alleged misrepresentations or omissions in the first of those reports only. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods and further assuming that all of the plaintiffs' allegations were proven (including the allegations about the roadshows that the Court has not permitted), potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. A trial date has been set for July 15, 1996.

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

In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. ("Gencon") against ICN Canada Limited ("ICN Canada"), SPI, and ICN, alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and SPI were dismissed from the action in March 1993 based on SPI's agreement to guarantee any judgment against ICN Canada. Following trial in 1993, the judge granted judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorneys' fees (which total approximately $650,000). ICN Canada filed its Notice of Appeal and Gencon filed a Notice of Cross-Appeal, seeking approximately $145,000 in additional claimed costs. The appeal and cross-appeal were fully briefed and oral argument was held on April 15, 1996. No decision has been rendered on the appeal or cross-appeal.

                                 March 31, 1996
                                   (unaudited)


On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleged, among other things, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. ICN and Viratek are seeking compensatory and punitive damages in the amount of $25,000,000. Khan has filed counterclaims, asserting causes of action for slander, interference with economic relations, a shareholders' derivative action for breach of fiduciary duties, violations of the federal securities laws and tortious interference with economic relations, and is seeking compensatory damages, interest and exemplary damages of $29,000,000. No decision has been rendered with respect to the Company's motion to have a default judgment entered against Khan and to dismiss his counterclaims. The Company intends to vigorously defend the counterclaims if they are not dismissed.

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

Investigations:  Pursuant  to  an  Order  Directing  Private  Investigation  and
Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the SEC with respect to certain matters pertaining to the status and disposition of the Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN common stock, engaged in possible violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the Hepatitis C NDA; or (ii) purchased or sold ICN common stock while in possession of material, non-public information concerning the status and disposition of the Hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the Hepatitis C NDA, to other persons who may have purchased or sold ICN stock. The Company is cooperating with the SEC in its investigation. The Company has produced documents to the SEC pursuant to its request and the SEC has taken the depositions of certain current and former officers, directors, and employees of the Company. In addition, the Company received a Subpoena from a Grand Jury of the United States District Court, Central District of California, requesting the production of documents covering a broad range of matters over various time periods. The Company and Milan Panic are subjects of the investigation. The Company intends to cooperate in the production of documents pursuant to the Subpoena.

8.  SALE OF INSTRUMENT BUSINESS DIVISION -

On March 29, 1996, the Company sold its instrument business division to Titertek Instruments, Inc., an Alabama corporation ("Titertek") for approximately $4,400,000 in the form of a note receivable from Titertek. Such amount represents the net book value of the assets and liabilities of the division, excluding certain assets and liabilities as specified in the contract, plus a deferred gain of $2,000,000 to be recognized as cash is collected.

                                 March 31, 1996
                                   (unaudited)


9.     DETAIL OF CERTAIN ACCOUNTS -  (000's omitted)

   Receivables, Net
                                           March 31,   December 31,
                                              1996         1995
                                           ---------    ---------
Trade accounts receivables ...........     $ 117,573    $  71,539
Other ................................         4,276        5,044
                                           ---------    ---------
                                             121,849       76,583
Allowance for doubtful accounts               (7,877)      (8,070)
                                           ---------    ---------
                                           $ 113,972    $  68,513
                                           =========    =========

  Inventories, Net
                                            March 31,  December 31,
                                              1996         1995
                                           ---------    ---------
Raw materials and supplies ...........     $  46,543    $  56,227
Work-in-process ......................        19,792       14,865
Finished goods .......................        65,854       80,373
                                           ---------    ---------
                                             132,189      151,465
Allowance for inventory obsolescence         (12,724)     (12,709)
                                           ---------    ---------
                                           $ 119,465    $ 138,756
                                           =========    =========

  Property, Plant and Equipment, Net:
                                           March 31,    December 31,
                                              1996          1995
                                           ---------    ----------
Property, plant and equipment, at cost    $  213,069     $ 209,845
Accumulated Depreciation .............       (39,884)      (37,358)
                                           ---------     ---------
                                          $  173,185     $ 172,487
                                           =========     =========

10.  RELATED PARTY TRANSACTION -

In February 1996, the Company loaned the Chief Operating Officer of the Company $389,000 for the exercise of stock options. Such amount including accrued interest has been repaid.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two industry segments is set forth below (in thousands).


Net Sales
                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          1996        1995
                                                        ---------   --------
Pharmaceutical...................................       $ 122,110   $117,926
Biomedical ......................................          16,052     14,317
                                                        ---------   --------
Total Company ...................................       $ 138,162   $132,243
                                                        =========   ========

Pharmaceutical net sales for the three months ended March 31, 1996 and 1995 were $122,110,000 and $117,926,000, respectively. The increase in net sales of $4,184,000 or 4% reflects additional sales from its Russian acquistion and improvement in Western Europe and Latin America sales which were partially offset by lower Virazole(R) sales and lower sales in Yugoslavia.

Pharmaceutical net sales in Eastern Europe were $69,902,000 for the three months ended March 31, 1996 compared to $70,539,000 for the same period in 1995. Compared to 1995, net sales decreased $637,000 or 1%. Net sales at ICN Galenika were $61,773,000 for the three months ended March 31, 1996 compared to $70,539,000 for the same period in 1995. This decrease of $8,766,000 or 12% is primarily due to changes in translation rates, partially offset by an increase in unit sales and price increases and approximately $7,000,000 in export sales. The Company's Russian subsidiary, which the Company began consolidating in its financial results in the second quarter of 1995, contributed $8,129,000 of sales to the Eastern European region in 1996.

Pharmaceutical net sales in North America were $31,110,000 for the three months ended March 31, 1996 compared to $29,362,000 for the same period in 1995. This increase in net sales of $1,748,000 or 6% is primarily due to increased unit sales in the dermatological, medicinal and myasthenia gravis product lines, partially offset by a decrease in unit sales of Virazole(R) in the amount of $7,572,000. Virazole(R) is used to treat infants infected with respiratory syncytial virus ("RSV"). This disease is a seasonal illness which occurs primarily in late fall through early spring. Early in the 1995/1996 RSV season, the number of hospital admissions and positive cultures for RSV suggested a heavy incidence of infection. However, the severity of infection in this season was not as high as the prior season resulting in a lower hospital demand for Virazole(R) and consequently an increased level of inventory at the wholesale level. The increased wholesale inventory levels could adversely impact total 1996 Virazole(R) sales depending on the severity of RSV infection this coming fall.

Pharmaceutical net sales in Latin America were $10,217,000 for the three months ended March 31, 1996 compared to $8,065,000 for the same period in 1995. This increase in net sales of $2,152,000 or 27% is primarily due to price increases, partially offset by currency exchange fluctuations.

Pharmaceutical net sales in Western Europe were $9,670,000 for the three months ended March 31, 1996 compared to $8,882,000 for the same period in 1995. This increase in net sales of $788,000 or 9% is primarily due to increased unit sales of Virazole(R), and an increase in unit sales of antibiotics in Spain.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION (Continued)

Biomedical segment net sales for the three months ended March 31, 1996 were $16,052,000 compared to $14,317,000 for the same period of 1995. This increase in net sales of $1,735,000 or 12% is primarily due to the effect of the additional sales of diagnostics products acquired from Becton Dickinson in May 1995.

Gross Profit

Gross profit as a percentage of sales was 51% for the three months ended March 31,1996 compared to 59% for the same period in 1995. The decrease in gross profit margin is primarily due to a decrease in gross margins at ICN Galenika which had a first quarter 1996 gross margin of 29% compared to 48% in 1995. This decrease reflects the impact of the November 1995 devaluation which was only partially offset by an 83% price increase in December 1995. First quarter 1996 sales are translated at a current devalued rate while inventory is expensed at the historic and higher pre-devaluation rate. Management believes that the government approved 30% price increase on April 25, 1996 will have a positive impact on future margins for ICN Galenika.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 28% for the three months ended March 31, 1996 compared to 35% for the same period in 1995. These expenses decreased primarily at ICN Galenika principally due to differences in the exchange rates of the Yugoslavian dinar in 1996 compared to 1995 and spending reductions.

Translation and Exchange Losses, Net

Translation and exchange losses, net were $482,000 for the three months ended March 31, 1996 compared to $1,298,000 for the same period in 1995. In the first quarter of 1996, the Company's translation losses include translation losses of $1,245,000 related to ICN Galenika's net monetary asset position, partially offset by translation gains of $937,000 related to the Company's foreign denominated debt. During the first quarter of 1995, the Company recorded a translation loss of $3,130,000 related to its foreign denominated debt, which was partially offset by translation gains of $1,823,000 related to ICN Galenika's net positive monetary asset position.

Interest Expense

Interest expense during the three months ended March 31, 1996 decreased $2,302,000 compared to the same period in 1995. This decrease resulted primarily from the reduction in short and long term debt of the Company and the capitalization of $1,124,000 interest related to plant construction at ICN Galenika. During 1995, the Company retired $34,160,000 of its 12 7/8% Sinking Fund Debentures and substantially reduced its notes payable.

Taxes

The Company's effective income tax rate for the three months ended March 31, 1996, was 7% compared to 8% for the same period in 1995. The Company's effective rates were below the U.S. statutory rate primarily due to certain foreign earnings which were taxed at rates significantly below the U.S. rate. The Company's 1996 first quarter rate was also affected by a reduction of accrued tax contingencies based on the current progress of the Company's tax audits.

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

Throughout 1995, the effectiveness of the stabilization program weakened and ICN Galenika began experiencing a decline in the availability of hard currency in Yugoslavia. Additionally, inflation levels accelerated to an approximate annual rate of 90% by the end of the year and on November 24, 1995, the dinar devalued from a rate of 1.4 dinars per U.S. $1 to a rate of 4.7 dinars per U.S. $1.

During the first quarter of 1996 the rate of inflation increased to an approximate annual rate of 120%. As of March 31, 1996, ICN Galenika had a net monetary asset exposure of $24,884,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, cash used in operating activities totaled $5,743,000 which included the effect of increased levels of accounts receivable of $44,366,000 primarily at ICN Galenika and North America partially offset by a decrease in inventory levels of $17,968,000 primarily at ICN Galenika. The increase of accounts receivable at ICN Galenika of $27,000,000 relates to lower than normal accounts receivable levels at December 31, 1995. The accounts receivable level at ICN Galenika at December 31, 1995 was impacted by postponement of sales in anticipation of a December price increase and the effects of actions to reduce its overall monetary exposure.

Cash provided by investing activities of $19,187,000 for the three months ended March 31, 1996, related primarily to the sale of marketable securities at ICN Galenika partially offset by $4,744,000 used for acquisitions.

Cash provided by financing activities of $3,285,000 for the first quarter of 1996 primarily includes proceeds from issuance of stock of $6,000,000 and $3,324,000 of proceeds from the exercise of stock options partially offset by net payments of long-term and short-term debt of $3,819,000 and $2,361,000 of dividends paid. The increase in 1996 dividend payments is primarily due to higher levels of shares outstanding and an increase in cash dividends from the same period in 1995.

On March 14, 1996, the Company's Board of Directors declared a first quarter cash dividend of $.077 per share payable on April 10, 1996 to shareholders of record on March 28, 1996.

The Company is subject to foreign currency risk on its foreign denominated debt of approximately $24,632,000 at March 31, 1996, which is primarily denominated in Swiss francs.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

The Company is actively pursuing the acquisition of new businesses and products that complement the Company's existing product lines and markets. In order to fund these acquisitions, the Company intends to issue a public debt offering of $100,000,000 to $150,000,000.

PART II - OTHER INFORMATION

Item 1.       LITIGATION


See Note 7 of Notes to Consolidated Condensed Financial Statements


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 11:  Computation of Per Share Earnings
     Exhibit 15:  Review Report of Independent Accountants
     Exhibit 27:  Financial Data Schedule

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ICN PHARMACEUTICALS, INC.
                                   Registrant


Date:  May 9, 1996                    /s/ Milan Panic
                                       -------------------------------------
                                       Milan Panic
                                       President and Chief Operating Officer



Date:  May 9, 1996                    /s/ John E. Giordani
                                       -------------------------------------
                                       John E. Giordani
                                       Executive Vice President and
                                              Chief Financial Officer