Form 10-Q
period 1996-06-30
ICN PHARMACEUTICALS INC
filed 1996-08-14
CIK 930184

- ------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

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

     Yes   X    No
         -----     -----

         The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of August 5, 1996 was 31,992,279.

- -------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX

                                                                          Page
                                                                         NUMBER
                                                                         ======
PART I - FINANCIAL INFORMATION (Unaudited):

  Consolidated Condensed Balance Sheets -
     June 30, 1996 and December 31, 1995 ................................     3

  Consolidated Condensed Statements of Income -
     Three and six months ended June 30, 1996 and 1995 .................      4

  Consolidated Condensed Statements of Cash Flows -
     Six months ended June 30, 1996 and 1995  ..........................      5

  Management's Statement Regarding Unaudited Financial
     Statements..........................................................     6

  Notes to Consolidated Condensed Financial Statements ..................     7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................    16

PART II - OTHER INFORMATION

Item 1.  Litigation......................................................    20

Item 6.  Exhibits and Reports on Form 8-K................................    20

SIGNATURES...............................................................    21


                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
               (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                     JUNE 30,       DECEMBER 31,
                                                       1996              1995
                                                   ----------       ------------
ASSETS
Current assets:
Cash and cash equivalents                          $   36,869       $    24,094
Marketable securities                                     451            27,536
Receivables, net                                      160,416            68,513
Inventories, net                                      111,790           138,756
Prepaid expenses and other current assets              14,265            24,717
                                                   ----------       -----------
Total current assets                                  323,791           283,616

Property, plant and equipment, net                    181,915           172,487
Deferred taxes, net                                    33,374            34,692
Other assets (includes loan to officer of $3,500)      26,621            21,828
Goodwill and intangibles, net                          13,104             5,675
                                                   ----------       -----------
Total assets                                       $  578,805       $   518,298
                                                   ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables                                     $   34,382       $    33,402
Accrued liabilities                                    42,236            39,031
Notes payable                                           8,073             4,426
Current portion of long-term debt                       5,595             7,650
Income taxes payable                                    5,060             8,305
                                                   ----------       -----------
Total current liabilities                              95,346            92,814

Long-term debt, less current portion:
Convertible into common stock                         131,824           140,951
Other long-term debt                                   13,779            13,242
Deferred license and royalty income                    14,847            15,139
Other liabilities                                      33,448            31,444
Minority interest                                      71,413            62,536
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $.01 par value; 100,000 shares
    authorized; 31,979 and 30,420 shares
    outstanding at June 30, 1996 and
    December  31, 1995, respectively                      320               304
Additional capital                                    314,692           290,106
Retained deficit                                      (73,549)         (105,844)
Unrealized gain on marketable securities, net              00               230
Foreign currency translation adjustments              (23,315)          (22,624)
                                                   ----------       -----------
Total stockholders' equity                            218,148           162,172
                                                   ----------       -----------
   Total liabilities and stockholders' equity      $  578,805       $   518,298
                                                   ==========       ===========

         The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                    AND 1995
               (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                       1996           1995             1996          1995
                                                   -----------      ----------    ----------     ----------
Net sales                                          $   143,746      $  128,773    $  281,908     $  261,016
Cost of sales                                           72,307          56,375       140,335        110,691
                                                   -----------      ----------    ----------     ----------
Gross profit                                            71,439          72,398       141,573        150,325

Selling, general and administrative expenses            46,930          44,507        85,166         90,210
Research and development costs                           3,379           4,273         6,910          8,818
                                                   -----------      ----------    ----------     ----------
     Income from operations                             21,130          23,618        49,497         51,297

Translation and exchange losses, net                       206             352           688          1,650
Interest income                                           (549)         (1,291)       (1,519)        (2,953)
Interest expense                                         2,890           6,146         5,592         11,150
                                                   -----------      ----------    -----------    ----------
     Income before provision for income taxes
     and minority interest                              18,583          18,411        44,736         41,450
Provision (benefit) for income taxes                      (898)            466         1,040          2,207
Minority interest                                        4,588           4,051         6,800          8,315
                                                   -----------      ----------    ----------     ----------

     Net income                                    $    14,893      $   13,894    $   36,896     $   30,928
                                                   ===========      ==========    ==========     ==========

PER SHARE INFORMATION:
     Net income per share                          $       .42      $      .44         $1.07     $     1.04
                                                   ===========      ===========   ==========     ==========

     Shares used in per share computation               34,370          31,864        33,800         29,856
                                                   ===========      ===========   ==========     ==========


         The accompanying notes are an integral part of these consolidated condensed financial statements.



                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED - 000'S OMITTED)
                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           1996           1995
                                                         ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   36,896    $  30,928
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Allowances for losses on accounts receivable               129       (1,105)
    Depreciation and amortization                            6,484        8,255
    Translation and exchange losses, net                       688        1,650
    Minority interest                                        6,800        8,315
    Increase in accounts receivable                        (88,560)     (35,199)
    Decrease (increase) in inventories                      27,988      (14,443)
    Decrease in prepaid expenses                            11,349        1,641
    Decrease in deferred taxes                               1,318           00
    Changes in other operating assets and liabilities, net  (7,580)      (6,030)
                                                        ----------   ----------
    Net cash used in operating activities                   (4,488)      (5,988)
                                                        -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (7,939)      (8,674)
    Decrease in restricted cash                                 00        1,038
    Sale of marketable securities                           27,667           00
    Acquisitions and other                                 (11,578)      (4,124)
                                                        ----------   ----------
    Net cash provided by (used in) investing activities      8,150      (11,760)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under line
       of credit arrangements                                3,200         (294)
    Net payments of long-term debt                          (6,374)     (16,048)
    Proceeds from exercise of stock options                  9,500        1,084
    Proceeds from issuance of common stock                   8,601        5,753
    Dividends paid                                          (2,325)      (3,979)
    Increase in loan to officer                             (3,500)          00
                                                        ----------   -----------
    Net cash provided by (used in) financing activities      9,102      (13,484)
                                                        ----------   -----------

Effect of exchange rate changes on cash                         11          359
                                                        ----------   -----------
Net increase (decrease) in cash and cash equivalents        12,775      (30,873)
Cash and cash equivalents at beginning of period            24,094       42,376
                                                        ----------   -----------
Cash and cash equivalents at end of the period          $   36,869   $   11,503
                                                        ==========   ===========


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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

   1.  ORGANIZATION AND RELATIONSHIP -

     On November 1, 1994, the stockholders of ICN Pharmaceuticals, Inc.("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek"), and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies, ("the Merger"). On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("New ICN" or "the Company").

     The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical finan-cial data of SPI in its financial results and includes the results of ICN, Viratek and Biomedicals since November 1, 1994.

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

       On March 14, 1996, the Company's Board of Directors declared a first quarter cash distribution of $.077 per share, payable on April 10, 1996, to stockholders of record on March 28, 1996.

       On June 28, 1996, the Company's Board of Directors declared a second quarter cash distribution of $.077 per share, payable on July 25, 1996 to stockholders of record on July 11, 1996.

       RECLASSIFICATIONS

       Certain prior year items have been reclassified to conform with the current year presentation.

3.     SUPPLEMENTAL CASH FLOW INFORMATION -

       Cash paid for income taxes was $1,932,000 for the six months ended June 30, 1996, and $4,896,000 for the same period in 1995. Cash paid for interest was $5,765,000 for the six months ended June 30, 1996, and $12,251,000 for the same period in 1995. During the six months ended June 30, 1996, the Company capitalized $2,193,000 of interest related to the Company's plant construction in Yugoslavia.

                                  JUNE 30, 1996
                                   (UNAUDITED)

       NON-CASH TRANSACTIONS

       During the first six months of 1996, a principal amount of SFr. 1,864,000
       of   the  3-1/4%   Subordinated Double Convertible  Bonds  due  1997  was
       converted into 2,330 shares of Ciba-Geigy Ltd. common stock. The effect of that conversion was to reduce long term debt and other assets by $4,200,000.


4.     GEOGRAPHIC DATA -

       The following table sets forth the amount of net sales and operating income (loss) of the Company by geographical areas for the three and six months ended June 30, 1996 and 1995 and the identifiable assets of the Company by geographical areas as of June 30, 1996 and December 31, 1995 (in thousands):

                                                                THREE MONTHS                    SIX MONTHS
                                                              ENDED JUNE 30,                 ENDED JUNE 30,
                                                       --------------------------------------------------------
                                                             1996          1995             1996           1995
                                                       --------------------------      ------------------------
       Sales:
         United States                                 $   23,091      $   22,418      $   57,974    $   55,437
         Canada                                             4,763           4,684           9,546         9,399
                                                       ----------      ----------      ----------    ----------
              North America                                27,854          27,102          67,520        64,836
         Latin America (principally Mexico)                11,819          10,390          22,582        18,809
         Western Europe                                    16,565          15,425          32,196        28,886
         Eastern Europe (principally Yugoslavia)           84,970          73,786         154,872       144,325
         Asia, Africa, and Australia                        2,538           2,070           4,738         4,160
                                                       ----------      ----------      ----------    ----------
         Total                                         $  143,746      $  128,773      $  281,908    $  261,016
                                                       ==========      ==========      ==========    ==========

       Operating Income (Loss):

         United States                                 $    8,595      $    8,203      $   24,775    $   26,262
         Canada                                            (2,277)*         1,204            (770)*       2,279
                                                       -----------     ----------      ----------    ----------
              North America                                 6,318           9,407          24,005        28,541
         Latin America (principally Mexico)                 2,772           1,424           5,197         2,646
         Western Europe                                     1,518           1,501           3,056         2,717
         Eastern Europe (principally Yugoslavia)           21,667          16,738          35,230        31,118
         Asia, Africa, and Australia                           11             (90)            107           184
         Corporate                                        (11,156)         (5,362)        (18,098)      (13,909)
                                                       ----------      ----------     -----------    -----------
         Total                                         $   21,130      $   23,618     $    49,497    $   51,297
                                                       ==========      ==========     ===========    ===========

       *  Includes   $3,500,000  of  expenses  related  to  one-time  charge  in connection with a resolution of a commercial dispute and a penalty from the Canadian Patent Price Review Board.

                                  JUNE 30, 1996
                                   (UNAUDITED)


       Identifiable Assets:
                                                      JUNE 30,      DECEMBER 31,
                                                       1996            1995
                                                    -----------     ------------
United States                                       $    73,071     $     57,070
 Canada                                                   7,300            8,865
                                                    -----------      -----------
   North America                                         80,371           65,935
Latin America (principally Mexico)                       27,765           23,823
Western Europe                                           58,797           57,950
Eastern Europe (principally Yugoslavia)                 318,336          274,940
Asia, Africa, and Australia                               3,388            1,786
Corporate                                                90,148           93,864
                                                    -----------     ------------
  Total                                             $   578,805     $    518,298
                                                    ===========     ============

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

         During the first six months of 1996, the trend toward a weakening economy continued. The rate of inflation increased to an approximate annual rate of 120% and the availability of hard currency had declined along with shortages of local currency. The suspension of United Nations sanctions at the beginning of the year provides economic opportunities for Yugoslavia, however, the realization of the benefits from the suspension will be dependent on the implementation of economic reform in Yugoslavia that includes increased privatization. ICN Galenika maintains an approximate 50% market share of the pharmaceutical business in Yugoslavia. With 81% of ICN Galenika sales arising from government or government sponsored entities, ICN Galenika is economically dependent on the government.

         The future profitability of ICN Galenika is heavily dependent upon the overall business climate in Yugoslavia, the political stability of the Yugoslavia government and the ability of the government to fund health care spending.

         As of June 30, 1996, ICN Galenika had a net monetary asset exposure of $59,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

                                  JUNE 30, 1996
                                   (UNAUDITED)

6.       ACQUISITIONS -


         On February 29, 1996, the Company acquired the assets and liabilities of GlyDerm, Inc. ("GlyDerm"), a Michigan based privately held company that develops proprietary glycolic acid and other skin care products, with a net book value of $1,093,000, for a total purchase price of approximately $7,420,000, which includes a $2,000,000 cash payment, $3,000,000 of stock of the Company and $2,420,000 which represents the adjusted earn-out payable, as provided in the acquisition agreement of which the first $1,000,000 is payable in cash and the balance payable 50% in cash and 50% in shares of common stock. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

         To  fund  the   acquisition   of  GlyDerm  and  several  other  smaller
         acquisitions, in January 1996, the Company sold approximately 400,000 shares to a foreign bank for net proceeds of $6,000,000.

         In March, 1996, the Company purchased an additional 15% interest in the
         Russian   pharmaceutical   company,   Oktyabr,  for  $1,190,000.   This
         transaction raised the Company's ownership from 75% to 90%.

         In May 1996, the Company purchased a 40% interest in KAMED Financial, Inc. ("KF"), a Delaware company, for an anticipated investment of $3,000,000. KF formed a joint venture with Biomedpreparat ("BP"), a Kazak joint stock company which is owned by the State Property committee and by the employees of BP, to convert BP from a Soviet scientific production complex located in Kazakhstan into a pharmaceutical manufacturing and distribution plant. KF has a 51% interest in the joint venture. The acquisition is not material to the financial position or results of operations of the Company.

         In June 1996, the Company acquired a 72.4% interest in Leksredstva, a Russian pharmaceutical company, for approximately $5.7 million in cash. The Company has subsequently acquired an additional approximate 16% interest in Leksredstva from existing stockholders and intends to make additional purchases to increase its interest in Leksredstva to 95%, subject to approval from Russia's Anti-Monopoly Committee. It is estimated that these purchases will cost approximately $600,000 in the aggregate. The acquisition is not material to the financial position or results of operations of the Company.

         In June 1996, the Company won a competitive bid to purchase up to a 59% interest in Alkaloida Chemical Co., a Hungarian state-owned pharmaceutical company, for approximately $21.9 million in cash. The Company anticipates that this transaction will close in September 1996, subject to the negotiation of a definitive agreement. The acquisition is not material to the financial position or results of operations of the Company.

         During July 1996, the Company acquired a 49% interest in Polipharm ("Polipharm"), a Russian pharmaceutical company. The Company paid approximately $1,100,000 in exchange for shares of Polipharm. The acquisition is not material to the financial position or results of operations of the Company.

                                  JUNE 30, 1996
                                   (UNAUDITED)

7.       COMMITMENTS AND CONTINGENCIES -

         In the Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") (the "1995 Actions"), plaintiffs allege that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding its Hepatitis C NDA in connection with: (i) the merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the Hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre-judgment and post-judgment interest and attorneys' fees and costs. Plaintiff's motion seeking the certification of: (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/ or Biomedicals common stock prior to the Merger was recently granted. Defendants filed their answer to the Securities Complaint, and are actively engaged in the pre-trial discovery process. Defendants intend to vigorously defend this action.

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

                                  JUNE 30, 1996
                                   (UNAUDITED)


         On January 3, 1996, the Court affirmed a report and recommendation certifying classes of purchasers of ICN, Viratek and SPI common stock for the period January 7, 1986 through April 15, 1987. On April 4, 1996, the Court issued a decision granting in part and denying in part plaintiffs' motion to amend the Third Complaint, and granting in part and denying in part the ICN Defendants' motion for partial summary judgment. The Court dismissed all claims by the plaintiff classes under state common law but permitted four plaintiffs to pursue such claims in their individual capacities only, dismissed plaintiffs' federal claim that the ICN Defendants aided and abetted PaineWebber in making misrepresentations or omissions in four PaineWebber reports, and rejected plaintiffs' request to add new allegations concerning roadshows in connection with public offerings that were held during 1986. The Court declined to dismiss any other claims before trial, and permitted the plaintiffs to replace the claim that the ICN Defendants aided and abetted PaineWebber in connection with the four PaineWebber reports with a claim that the ICN Defendants are primarily responsible for alleged misrepresentations or omissions in the first of those reports only. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods and further assuming that all of the plaintiffs' allegations were proven (including the allegations about the roadshows that the Court has not permitted), potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. The jury trial began on July 15, 1996 and is continuing.

         Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company has and continues to defend the litigation vigorously. While the ultimate outcome of the 1987 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company.

         In January 1995, an action was commenced by a former employee against ICN, SPI, Viratek and the Chairman. The complaint asserts causes of action for sex discrimination and harassment, and for violations of the California Department of Fair Employment and Housing statute and a provision of the California Government Code. The complaint sought injunctive relief and unspecified compensatory and punitive damages. The case has been settled.

         In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. ("Gencon") against ICN Canada Limited ("ICN Canada"), SPI, and ICN, alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and SPI were dismissed from the action in March 1993 based on SPI's agreement to guarantee any judgment against ICN Canada. Following trial in 1993, the judge granted judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorneys' fees (which total approximately $650,000). ICN Canada filed its Notice of Appeal and Gencon filed a Notice of Cross-Appeal, seeking approximately $145,000 in additional claimed costs. On May 9, 1996, the Appelate Court confirmed the trial court's judgment and granted Gencon's cross-appeal for apporoximately $145,000 in additional costs. On June 18, 1996, ICN Canada filed a Petition for Review in the Supreme Court of California. The Petition was denied on July 31, 1996. Accordingly, the judgment rendered by the trial court stands.

                                  JUNE 30, 1996
                                   (UNAUDITED)

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

                                  JUNE 30, 1996
                                   (UNAUDITED)

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

9.       DETAIL OF CERTAIN ACCOUNTS -  (000's omitted)

         RECEIVABLES, NET
                                                    JUNE 30,        DECEMBER 31,
                                                      1996              1995
                                                 ------------       ------------
         Trade accounts receivable               $    164,800       $    71,539
         Other                                          3,925             5,044
                                                 ------------       -----------
                                                      168,725            76,583
         Allowance for doubtful accounts               (8,309)           (8,070)
                                                 ------------       -----------
                                                 $    160,416       $    68,513
                                                 ============       ============
         INVENTORIES, NET

                                                    JUNE 30,        DECEMBER 31,
                                                      1996               1995
                                                 ------------       ------------
         Raw materials and supplies              $     44,860       $    56,227
         Work-in-process                               13,637            14,865
         Finished goods                                63,566            80,373
                                                 ------------       ------------
                                                      122,063           151,465
         Allowance for inventory obsolescence         (10,273)          (12,709)
                                                 ------------       ------------
                                                 $    111,790       $   138,756
                                                 ============       ============

         PROPERTY, PLANT AND EQUIPMENT, NET:
                                                    JUNE 30,       DECEMBER 31,
                                                      1996            1995
                                                 ------------      -------------
         Property, plant and equipment, at cost  $    222,995      $    209,845
         Accumulated depreciation                     (41,080)          (37,358)
                                                 ------------      -------------
                                                 $    181,915      $    172,487
                                                 ============      =============

10.      RELATED PARTY TRANSACTION -

         On June 30, 1996, the Company made a short term advance to the Chairman and CEO in the amount of $3,500,000 for certain personal obligations of the Chairman and CEO. Such amount is expected to be repaid by August 16, 1996. Additionally, the Company anticipates that it will guarantee $3,600,000 of debt of the Chairman and CEO with a third party. The guarantee is collateralized by certain stock options of the Chairman and CEO. Both the transaction and sufficiency of the collateral for the guarantee were approved by the Board of Directors.

                                  JUNE 30, 1996
                                   (UNAUDITED)



11.      SUBSEQUENT EVENT -

         On July 18, 1996, the Company acquired the assets and liabilities of the Dosimetry Service Division ("Dosimetry") of Siemens Medical Systems, Inc. ("Siemens Medical") with a net book value of approximately $1,500,000, for 965,000 shares of the Company's common stock, valued at approximately $22,700,000, based upon the market price of the stock at the time the shares were issued. Per the terms of the purchase, Siemens Medical has the right, exercisable on or before September 16, 1996, to require the Company to repurchase on September 27, 1996, all of the shares then owned by Siemens Medical for $23.51 per share in cash. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of the fair value of the assets and liabilities acquired.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment Certain financial information for the two industry segments is set forth below (in thousands).


NET SALES:
                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                       ---------------------------   -------------------------
                            1996           1995          1996             1995
                       -----------      ----------   -----------    ----------

Pharmaceutical         $  127,420       $  112,750   $   249,530    $  230,676
Biomedical                 16,326           16,023        32,378        30,340
                       ----------       ----------   -----------    ----------
  Total Company        $  143,746       $  128,773   $   281,908    $  261,016
                       ==========       ==========   ===========    ==========

Pharmaceutical net sales in Eastern Europe were $84,970,000 and $154,872,000 for the three and six months ended June 30, 1996, respectively, compared to $73,786,000 and $144,325,000 for the same periods in 1995. Net sales in the second quarter of 1996 increased $11,184,000 or 15% primarily due to higher sales at ICN Oktyabr and additional sales contributed by the Company's new Russian acquisition, Leksredstva. Net sales at ICN Galenika were slightly higher compared to 1995, reflecting higher unit sales offset by unfavorable exchange rates. Pharmaceutical net sales in Eastern Europe for the six months ended June 30, 1996 increased $10,547,000 or 7%, primarily due to additional sales from the Company's new acquisition, Lekstredstva, as mentioned above, and $12,136,000 of additional sales contributed by ICN Oktyabr. The Company began consolidating ICN Oktyabr in the second quarter of 1995. Partially offsetting such increases is a decrease in sales of $8,174,000, or 6%, at ICN Galenika, where sales for the six months ended June 30, 1996 were $129,992,000 compared to $138,166,000 for the same period in 1995. Such decrease is primarily due to changes in translation rates, partially offset by an increase in unit sales, price increases and approximately $14,300,000 in export sales.

Pharmaceutical net sales in North America were $20,629,000 and $51,739,000 for the three months and six months ended June 30, 1996 compared to $18,253,000 and $47,615,000 for the same periods in 1995. Net sales in the second quarter of 1996 increased $2,376,000 or 13% primarily due to increased unit sales in the dermatological product line, partially offset by a decrease in unit sales of Virazole(R) in the amount of $1,089,000. Net sales for the six months ended June 30, 1996 increased $4,124,000 or 9% primarily due to increased unit sales in the dermatological, medicinal and myasthenia gravis product lines, partially offset by a decrease in unit sales of Virazole(R) in the amount of $8,661,000. Virazole(R) is used to treat infants infected with respiratory syncytial virus ("RSV"). This disease is a seasonal illness which occurs primarily in late fall through early spring. Early in the 1995/1996 RSV season, the number of hospital admissions and positive cultures for RSV suggested a heavy incidence of infection. However, the severity of infection in this season was not as high as the prior seasons resulting in a lower hospital demand for Virazole(R) and consequently an increased level of inventory at the wholesale level. The increased wholesale inventory levels could adversely impact total 1996 Virazole(R) sales depending on the severity of RSV infection this coming fall. Additionally, future sales may be impacted by a recently approved product designed to prevent RSV.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Pharmaceutical net sales in Latin America were $11,256,000 and $21,473,000 for the three and six months ended June 30, 1996, respectively, compared to $9,840,000 and $17,905,000 for the same periods in 1995. Net sales in the second quarter and six months ended June 30, 1996 increased $1,416,000 or 14% and $3,568,000 or 20%, respectively, compared to the same periods in 1995. Such increases in net sales were primarily due to price increases, partially offset by currency exchange fluctuations.

Pharmaceutical net sales in Western Europe were $9,381,000 and $19,051,000 for the three and six months ended June 30, 1996, respectively, compared to $9,606,000 and $18,488,000 for the same periods in 1995. Net sales in the second quarter of 1996 decreased $225,000 or 2% primarily due to a decline in Vision Care and Medical Supplies sales in Holland, partially offset by an increase in antibiotic unit sales in Spain of $729,000. Net sales for the six months of 1996 increased $563,000 or 3% primarily due to an increase in antibiotic unit sales in Spain.

Biomedical segment net sales for the three and six months ended June 30, 1996 were $16,326,000 and $32,378,000, respectively, compared to $16,023,000 and
$30,340,000 for the same periods of 1995. Net sales in the second quarter and six months ended June 30, 1996 increased $303,000 or 2% and $2,038,000 or 7%, respectively. The increase in net sales for the six months ended June 30, 1996 is primarily due to the effect of the additional sales of diagnostic products acquired from Becton-Dickinson in May, 1995.

GROSS PROFIT

Gross profit as a percentage of sales was 50% for the three and six months ended June 30, 1996, compared to 56% and 58% for the same periods in 1995. The decrease in gross profit margin is primarily due to a decrease in gross margins at ICN Galenika which had gross margins of 37% and 33% for the three and six months ended June 30, 1996, respectively, compared to 52% and 50% for the same periods in 1995. This decrease reflects the impact of the November 1995 devaluation which was only partially offset by an 83% price increase in December 1995 and a 30% price increase in April 1996. Typically, sales made subsequent to a devaluation are lower due to higher exchange rates and a lack of immediate price increases while the cost of sales for inventory manufactured prior to the devaluation is expensed at a higher (historic) exchange rate. Margins will begin to improve after a devaluation if price increases are obtained and when older, higher priced inventory is replaced with inventory manufactured after the devaluation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales were 33% and 30% for the three and six months ended June 30, 1996, respectively, compared to 35% and 35% for the same periods in 1995. This improvement reflects decreasing expenses at ICN Galenika principally due to differences in the exchange rates of the Yugoslavian dinar in 1996 compared to 1995. During the second quarter of 1996, the Company recorded a one-time charge of $3,500,000 related to the settlement of a commercial dispute and a penalty imposed by the Canadian Patent Price Review Board.

TRANSLATION AND EXCHANGE LOSSES, NET

Translation and exchange losses, net, were $206,000 and $688,000 for the three and six months ended June 30, 1996, respectively, compared to $352,000 and $1,650,000 for the same periods in 1995. In the second quarter of 1996, the Company's translation losses, net, include translation losses of $ $1,234,000 related to ICN Galenika's net monetary asset position, offset by translation gains of $1,028,000 related to the Company's foreign denominated debt. During the second quarter of 1995, the Company recorded a translation gain of $168,000 related to its foreign denominated debt, which was partially offset by translation losses of $438,000 related to ICN Galenika's net positive monetary asset position. For the six months ended June 30, 1996, the Company's translation losses, net,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

include $ 2,264,000 of translation losses related to ICN Galenika's net monetary asset position, partially offset by translation gains of $1,965,000 related to the Company's foreign denominated debt. For the six months ended June 30, 1995, the Company's translation losses, net, included a translation loss of $2,964,000 related to its foreign denominated debt, partially offset by translation gains of $1,385,000 related to ICN Galenika's net positive monetary asset position.

INTEREST EXPENSE

Interest expense during the three and six months ended June 30, 1996 decreased $3,256,000 and $5,558,000 compared to the same periods in 1995. This decrease resulted primarily from the reduction in short and long term debt of the Company and the capitalization of interest related to plant construction at ICN Galenika. During 1995, the Company retired $34,160,000 of its 12 7/8% Sinking Fund Debentures and substantially reduced its notes payable.

TAXES

The Company's effective income tax rate for the three months and six months ended June 30, 1996, was (5%) and 2%, respectively, compared to 3% and 5% for the same periods in 1995. The Company's effective rate for the three months ended June 30, 1996 was below the U.S. statutory rate primarily due to certain foreign earnings which were taxed at rates significantly below the U.S. rate and tax benefits arising from domestic tax losses. The effective rate for the six months ended June 30, 1996 was impacted by a reduction of accrued tax contingencies based on the current progress of the Company's tax audits.

OPERATIONS IN YUGOSLAVIA

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

During the first six months of 1996, the trend toward a weakening economy continued. The rate of inflation increased to an approximate annual rate of 120% and the availability of hard currency had declined along with shortages of local currency. The suspension of United Nations sanctions at the beginning of the year provides economic opportunities for Yugoslavia, however, the realization of the benefits from the suspension will be dependent on the implementation of economic reform in Yugoslavia that includes increased privatization. ICN Galenika maintains an approximate 50% market share of the pharmaceutical business in Yugoslavia. With 81% of ICN Galenika sales arising from government or government sponsored entities, ICN Galenika is economically dependent on the government.

The future profitability of ICN Galenika is heavily dependent upon the overall business climate in Yugoslavia, the political stability of the Yugoslavian government and the ability of the government to fund health care spending.

As of June 30, 1996, ICN Galenika had a net monetary asset exposure of $59,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, cash used in operating activities totaled $4,488,000 which included the effect of increased levels of accounts receivable of $88,560,000 primarily at ICN Galenika and North America partially offset by a decrease in inventory levels of $27,988,000 primarily at ICN Galenika. The increase of accounts receivable at ICN Galenika of $68,845,000 relates to lower than normal accounts receivable levels at December 31, 1995. The accounts receivable level at ICN Galenika at December 31, 1995 was impacted by postponement of sales in anticipation of a December price increase and the effects of actions to reduce its overall monetary exposure.

Cash provided by investing activities of $8,150,000 for the six months ended June 30, 1996, related primarily to the sale of marketable securities at ICN Galenika partially offset by $11,578,000 invested in acquisitions, and $7,939,000 of capital expenditures.

Cash provided by financing activities of $9,102,000 for the first six months of 1996 primarily includes proceeds from issuance of stock of $8,601,000 principally related to funding of acquisitions and $9,500,000 of proceeds from the exercise of stock options partially offset by net payments of long-term and short-term debt of $6,374,000, $2,325,000 of dividends paid, and a $3,500,000 loan to an officer of the Company.

On March 14, 1996, the Company's Board of Directors declared a first quarter cash distribution of $.077 per share payable on April 10, 1996 to shareholders of record on March 28, 1996.

On June 28, 1996, the Company's Board of Director's declared a second quarter cash distribution of $.077 per share payable on July 25, 1996 to stockholders of record on July 11, 1996.

The Company is subject to foreign currency risk on its foreign denominated debt of approximately $19,768,000 at June 30, 1996, which is primarily denominated in Swiss francs.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

The Company intends aggressively to continue its strategy of targeted expansion through the acquisition of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations. Should the Company complete any material acquisition, the Company's success or failure in integrating the operations of the acquired company may have a material impact on the future growth or success of the Company.

The Company is actively pursuing the acquisition of new businesses and products that complement the Company's existing product lines and markets. In order to fund these acquisitions, the Company intends to issue a public convertible debt or stock offering or a combination thereof of approximately $100,000,000 prior to the end of the year.

PART II - OTHER INFORMATION

ITEM 1.  LITIGATION


See Note 7 of Notes to Consolidated Condensed Financial Statements


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit 11:     Computation of Per Share Earnings
         Exhibit 15.1:   Review Report of Independent Accountants
         Exhibit 15.2:   Awareness Letter of Independent Accountants
         Exhibit 27:     Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ICN PHARMACEUTICALS, INC.
                                   Registrant


Date:  August 13, 1996                         /S/ MILAN PANIC
                                        ----------------------------------------
                                        Milan Panic
                                        President and Chief Operating Officer



Date:  August 13, 1996                         /S/ JOHN E. GIORDANI
                                        ----------------------------------------
                                        John E. Giordani
                                        Executive Vice President and Chief
                                                               Financial Officer