Form 10-Q
period 1996-09-30
ICN PHARMACEUTICALS INC
filed 1996-11-13
CIK 930184

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

                For the quarterly period ended SEPTEMBER 30, 1996

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

     Yes   X    No
         ----      ----

          The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of November 6, 1996 was 33,510,000.
-------------------------------------------------------------------------------

Page 2


                            ICN PHARMACEUTICALS, INC.

                                      INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION (Unaudited):

     Consolidated Condensed Balance Sheets -
       September 30, 1996 and December 31, 1995 ..........................    3

     Consolidated Condensed Statements of Income -
       Three and nine months ended September 30, 1996 and 1995............    4

     Consolidated Condensed Statements of Cash Flows -
       Nine months ended September 30, 1996 and 1995 .....................    5

     Management's Statement Regarding Unaudited Financial
       Statements ........................................................    6

     Notes to Consolidated Condensed Financial Statements ................    7

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................   17


PART II - OTHER INFORMATION

Item 1.  Litigation ......................................................   22

Item 6.  Exhibits and Reports on Form 8-K ................................   22

SIGNATURES ...............................................................   23


Page 3

                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
               (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                      1996           1995
                                                   ------------     -----------
ASSETS

Current assets:
Cash and cash equivalents ......................... $    34,224     $    24,094
Marketable securities .............................           0          27,536
Receivables, net ..................................     209,526          68,513
Inventories, net ..................................     106,660         138,756
Prepaid expenses and other current assets .........      12,650          24,717
                                                    -----------     -----------
Total current assets ..............................     363,060         283,616

Property, plant and equipment, net ................     186,036         172,487
Deferred taxes, net ...............................      32,013          34,692
Other assets ......................................      41,249          21,828
Goodwill and intangibles, net .....................      32,612           5,675
                                                    -----------     -----------
Total assets ...................................... $   654,970     $   518,298
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables .................................... $    36,597      $   33,402
Accrued liabilities ...............................      62,611          39,031
Notes payable .....................................      26,126           4,426
Current portion of long-term debt .................       6,466           7,650
Income taxes payable ..............................       5,682           8,305
                                                    -----------      ----------
Total current liabilities .........................     137,482          92,814

Long-term debt, less current portion:
Convertible into common stock .....................     131,908         140,951
Other long-term debt ..............................      13,071          13,242
Deferred license and royalty income ...............      14,714          15,139
Other liabilities .................................      17,299          31,444
Minority interest .................................      78,061          62,536
Commitments and contingencies (Note 7)
Common stock subject to Put  (Note 6) .............      22,700               0
Stockholders' equity:
Common stock, $.01 par value; 100,000 shares
         authorized; 33,509 and 30,420 shares
         outstanding at September 30, 1996 and
         December  31, 1995, respectively .........         335             304
Additional capital ................................     319,286         290,106
Retained deficit ..................................     (55,218)       (105,844)
Unrealized gain on marketable securities, net .....           0             230
Foreign currency translation adjustments ..........     (24,668)        (22,624)
                                                    -----------      ----------
Total stockholders' equity ........................     239,735         162,172
                                                    -----------      ----------
         Total liabilities and stockholders' equity $   654,970      $  518,298
                                                    ===========      ==========

         The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 4

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                1996 AND 1995 (UNAUDITED - 000'S OMITTED, EXCEPT
                                 PER SHARE DATA)


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------     ----------------------
                                                   1996        1995          1996          1995
                                                ----------------------    ----------------------

Net sales ...................................   $ 157,917    $ 137,503    $ 439,825    $ 398,519
Cost of sales ...............................      70,515       53,531      210,850      164,222
                                                ---------    ---------    ---------    ---------
Gross profit ................................      87,402       83,972      228,975      234,297

Selling, general and administrative expenses       51,366       51,912      136,532      142,122
Research and development costs ..............       4,130        4,413       11,040       13,231
                                                ---------    ---------    ---------    ---------
     Income from operations .................      31,906       27,647       81,403       78,944

Translation and exchange gains, net .........        (903)      (1,974)        (215)        (324)
Interest income .............................        (187)        (824)      (1,706)      (3,777)
Interest expense ............................       3,653        6,126        9,245       17,276
                                                ---------    ---------    ---------    ---------
     Income before provision for income taxes
     and minority interest ..................      29,343       24,319       74,079       65,769
Provision for income taxes ..................       2,345        4,328        3,385        6,535
Minority interest ...........................       6,163        3,058       12,963       11,373
                                                ---------    ---------    ---------    ---------
     Net income .............................   $  20,835    $  16,933    $  57,731    $  47,861
                                                =========    =========    =========    =========


PER SHARE INFORMATION:

Net income per share ........................   $     .60    $     .52    $    1.67    $    1.58
                                                =========    =========    =========    =========

       Weighted average shares ..............      35,353       32,585       34,322       30,271
                                                =========    =========    =========    =========


          The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 5

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED - 000'S OMITTED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      1996           1995
                                                                  -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $      57,731   $    47,861
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Allowances (recoveries)for losses on accounts receivable           389        (3,229)
         Depreciation and amortization                                   10,123        11,811
         Translation and exchange gains, net                               (215)         (324)
         Proceeds from licensing fee                                          0        23,000
         Minority interest                                               12,963        11,373
         Increase in accounts receivable                               (131,510)      (48,162)
         Decrease (increase) in inventories                              38,847       (17,719)
         Decrease (increase) in prepaid expenses                         13,037        (1,522)
         Decrease in deferred taxes                                       2,679           198
         Changes in other operating assets and liabilities, net         (15,838)       (2,650)
                                                                  -------------   -----------
         Net cash (used in) provided by operating activities            (11,794)       20,637
                                                                  -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (12,286)      (13,200)
    Decrease in restricted cash                                               0         1,038
    Sale of marketable securities                                        27,667             0
    Acquisitions                                                        (24,472)       (4,056)
                                                                  -------------   -----------
         Net cash used in investing activities                           (9,091)      (16,218)
                                                                  -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit arrangements                     20,688           492
    Net payments of long-term debt                                       (6,934)      (18,495)
    Proceeds from exercise of stock options                              10,279         3,313
    Proceeds from issuance of common stock                               12,101         5,753
    Dividends paid                                                       (4,741)       (5,788)
                                                                  -------------   -----------
         Net cash provided by (used in)  financing activities            31,393       (14,725)
                                                                  -------------   -----------
Effect of exchange rate changes on cash                                    (378)          203
                                                                  -------------   -----------
Net increase (decrease) in cash and cash equivalents                     10,130       (10,103)
Cash and cash equivalents at beginning of period                         24,094        42,376
                                                                  -------------   -----------
Cash and cash equivalents at end of the period                    $      34,224   $    32,273
                                                                  =============   ===========


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

Page 7
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated condensed financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.


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

     On October 8, 1996, the Company's Board of Directors declared a third quarter cash distribution of $.077 per share, payable on November 5, 1996 to stockholders of record on October 22, 1996.

     RECLASSIFICATIONS

     Certain prior year items have been reclassified to conform with the current year presentation.

Page 8
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

3.   SUPPLEMENTAL CASH FLOW INFORMATION -

     Cash paid for income taxes was $4,084,000 for the nine months ended September 30, 1996, and $6,244,000 for the same period in 1995. Cash paid for interest was $8,723,000 for the nine months ended September 30, 1996, and $17,193,000 for the same period in 1995. During the nine months ended September 30, 1996, the Company capitalized $3,128,000 of interest related to the Company's plant construction in Yugoslavia.

     NON-CASH TRANSACTIONS

     During the first nine months of 1996, a principal amount of SFr. 1,864,000 of the 3-1/4% Subordinated Double Convertible Bonds due 1997 were converted into 2,330 shares of Ciba-Geigy Ltd. common stock. The effect of that conversion was to reduce long term debt and other assets by $4,200,000.

     On March 29, 1996, the Company sold its instrument business division to Titertek Instruments, Inc., an Alabama corporation ("Titertek") for approximately $4,400,000 in the form of a note receivable from Titertek. Such amount represents the net book value of the assets and liabilities of the division, excluding certain assets and liabilities as specified in the contract, plus a deferred gain of $2,000,000 to be recognized as cash is collected. As of September 30, 1996, approximately $350,000 has been recognized into income.

     During the first nine months of 1996, the Company issued 1,160,000 shares of common stock for the Siemens Dosimetry business, 214,000 shares for the Cappel acquisition and 144,000 shares for the GlyDerm acquisition. See Note 6 of Notes to Consolidated Condensed Financial Statements. The increase in goodwill and intangibles from the beginning of the year are principally due to these investments.

     During the first nine months of 1996, the Company entered into a capital lease of approximately $1,800,000 for the purchase of computer equipment.

Page 9
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


4.   GEOGRAPHIC DATA -

     The following table sets forth the amount of net sales and operating income
     (loss) of the Company by geographical areas for the three and nine months ended September 30, 1996 and 1995 and the identifiable assets of the Company by geographical areas as of September 30, 1996 and December 31, 1995 (in thousands):


                                                   THREE MONTHS            NINE MONTHS
                                                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                              ---------------------    --------------------
                                                  1996       1995        1996        1995
                                              ----------  ---------    ---------   --------
   Net sales:

      United States                           $  37,106   $  38,819    $  95,080  $  94,256
      Canada                                      4,514       4,463       14,060     13,862
                                              ---------   ---------    ---------  ---------
           North America                         41,620      43,282      109,140    108,118
      Latin America (principally Mexico)         12,546      11,587       35,128     30,396
      Western Europe                             12,511      14,191       44,707     43,077
      Eastern Europe (principally Yugoslavia)    88,835      66,784      243,707    211,109
      Asia, Africa, and Australia                 2,405       1,659        7,143      5,819
                                              ---------   ---------    ---------  ---------
      Total                                   $ 157,917   $ 137,503    $ 439,825  $ 398,519
                                              =========   =========    =========  =========

   Operating Income (Loss):

      United States                           $  16,401   $  22,003    $  41,176  $  48,265
      Canada                                      1,457         941          687*     3,220
                                              ---------   ---------    ---------  ---------
           North America                         17,858      22,944       41,863     51,485
      Latin America (principally Mexico)          2,416       2,180        7,613      4,826
      Western Europe                             (1,166)      1,723        1,890      4,440
      Eastern Europe (principally Yugoslavia)    24,445      12,900       59,675     44,018
      Asia, Africa, and Australia                    59          24          166        208
      Corporate                                 (11,706)    (12,124)     (29,804)   (26,033)
                                              ---------   ---------    ---------  ---------
      Total                                   $  31,906   $  27,647    $  81,403  $  78,944
                                              =========   =========    =========  =========

   * Net of $3,500,000 of expenses related to one-time charge in connection with a resolution of a commercial dispute and a penalty from the Canadian
   Patent Price Review Board.


Page 10
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


       Identifiable Assets:
                                        SEPTEMBER 30,   DECEMBER 31,
                                             1996          1995
                                         -----------    -----------

United States .........................   $ 106,014     $    57,070
 Canada ...............................       6,939           8,865
                                           --------     -----------
           North America ..............     112,953          65,935
Latin America (principally Mexico) ....      29,124          23,823
Western Europe ........................      57,568          57,950
Eastern Europe (principally Yugoslavia)     349,726         274,940
Asia, Africa, and Australia ...........       3,359           1,786
Corporate .............................     102,240          93,864
                                           --------     -----------
  Total ...............................   $ 654,970     $   518,298
                                          =========     ===========

5.   ICN GALENIKA -

     ICN Galenika, a 75% owned subsidiary, operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of an economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over 1 billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the dinar, and improving the overall economy in Yugo-slavia.

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

     During the first nine months of 1996, the trend toward a weakening economy continued. The rate of inflation increased to an approximate annual rate of 120% and the availability of hard currency declined along with shortages of local currency. The suspension of United Nations sanctions at the beginning of the year provides economic opportunities for Yugoslavia, however, the realization of the benefits from the suspension will be dependent on the implementation of economic reform in Yugoslavia that includes increased privatization. ICN Galenika maintains an approximate 50% market share of the pharmaceutical business in Yugoslavia. With 81% of ICN Galenika sales arising from government or government sponsored entities, ICN Galenika is economically dependent on the government. Additionally, ICN Galenika is subject to credit risk in that 56% of its September 30, 1996 domestic accounts receivables and 67% of its year to date sales are with three major customers.

     The future profitability of ICN Galenika is heavily dependent upon the overall business climate in Yugoslavia, the political stability of the Yugoslavian government and the ability of the government to fund health care spending.

     The net monetary asset position of ICN Galenika has risen to $103,000,000 as of September 30, 1996 from $7,396,000 at December 31, 1995. This net monetary asset position would be subject to foreign exchange losses if a devaluation of the dinar were to occur. The increase in the net monetary asset position is primarily attributed to increases in accounts receivable resulting from increased sales and the lengthening of the collection period resulting from the lack of availability of dinars in Yugoslavia. Additionally, the amount of net monetary exposure at December 31, 1995 reflects the impact of a November 24, 1995 devaluation and the Company's efforts to minimize its monetary exposure preceding the November 1995 devaluation.

Page 11
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


     The potential loss arising from a devaluation will depend on the size of the devaluation and the amount of the net monetary asset position at the time of the devaluation. A devaluation could result in a material adverse charge to the results of operations of the Company.

     The timing and the size of a devaluation are strongly influenced by the amount of inflation and length of time from the last devaluation. Since the last devaluation of November 24, 1995, the overall level of inflation has been at an annual rate of 120%. As time and inflation continue, the risk of devaluation increases. The Company is unable to predict when a devaluation will occur.

6.   ACQUISITIONS -

     On February 29, 1996, the Company acquired the assets and liabilities of GlyDerm, Inc. ("GlyDerm"), a Michigan based privately held company that develops proprietary glycolic acid and other skin care products, with a net book value of $1,093,000, for a total purchase price of approximately $7,670,000, which includes a $2,250,000 cash payment, $3,000,000 of stock of the Company and $2,420,000 which represents the adjusted earn-out payable, as provided in the acquisition agreement of which the first $1,000,000 is payable in cash and the balance payable 50% in cash and 50% in shares of common stock. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

     To fund the acquisition of GlyDerm and several other smaller acquisitions, in January 1996, the Company sold approximately 400,000 common shares to a foreign bank for net proceeds of $6,000,000.

     In March, 1996, the Company purchased an additional 15% interest in the Russian pharmaceutical company, Oktyabr, for $1,190,000 in cash, raising the Company's ownership from 75% to 90%.

     In June 1996, the Company acquired a 72.4% interest in Leksredstva, a Russian pharmaceutical company, for approximately $5,700,000 in cash. During the third quarter of 1996, the Company acquired an additional approximate 22% interest in Leksredstva for $500,000, from existing stockholders, increasing its interest in Leksredstva to 94.4%. Leksredstva manufactures chemical products, pharmaceutical raw materials and finished form drugs that include cardiovasculars, anticancer drugs, analgesics and iodine preparations. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

     In September of 1996, the Company acquired a majority interest in Alkaloida, a pharmaceutical company in Hungary. ICN is investing $22,115,000 for a 63% interest in this company. An initial payment of $9,115,000 in September of 1996 was bridged by a short-term commercial bank loan, which was repaid in the fourth quarter of 1996. The final payment of $13,000,000 for this acquisition is due in January 1997. Alkaloida is a major producer of medicinal opiates and morphine, as well as intermediates used for pharmaceutical manufacture. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

Page 12
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


     In July, 1996, the Company acquired the assets and liabilities of the Dosimetry Service Division ("Dosimetry") of Siemens Medical Systems, Inc. ("Siemens Medical") with a net book value of approximately $2,900,000, for 964,833 shares of the Company's common stock, valued at approximately $22,700,000, based upon the market price of the stock at the time the shares were issued. On September 30, 1996, the Company issued an additional 195,122 shares of Common stock as a guarantee of the original purchase price. These additional shares are returnable to the Company upon final payment of the acquisition price ($22,700,000) to Siemens Medical. Under the current terms of the purchase agreement, Siemens Medical has the right, exercisable on or before December 16, 1996, to require the Company to repurchase 964,833 shares of common stock owned by Siemens Medical for $23.51 per share in cash. If the price per share of the Company's common stock exceeds $23.51 at any time before December 16, 1996, the Company is committed to pay additional funds to Siemens Medical equal to the excess of the price per share over $23.51 (subject to a maximum of $28.21 per share), multiplied by the 964,833 shares initially issued for the acquisition. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

     During July 1996, the Company acquired a 49% interest in Polypharm ("Polypharm"), a Russian pharmaceutical company located in Chelyabinsk. The Company paid approximately $1,100,000 in exchange for shares of Polypharm. During the third quarter of 1996, the Company acquired an additional 16% interest in Polypharm for approximately $500,000, raising its ownership to 65%. Polypharm produces analgesics, antibiotics and antihistamines. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

     In September 1996, the Company acquired the assets and liabilities of the Cappel Division ("Cappel") of Organon Teknika Corporation. Cappel, located in North Carolina, manufactures and sells immunochemical reagents used in biotechnology and biomedical laboratories around the world. The Company acquired the assets and liabilities of Cappel, with a net book value of $2,078,000, for 213,385 shares of the Company's common stock valued at approximately $4,327,000 based upon the market price of the stock at the time the shares were issued. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

     Effective October 1, 1996, ICN China, Inc. ("ICN China"), a wholly-owned subsidiary of the Company, entered into a joint venture agreement with Wuxi Pharmaceutical Corporation ("Wuxi"), a Chinese state-owned company, to establish a limited liability company (the "Chinese Joint Venture Entity") for the production and sale of pharmaceutical products. The Chinese Joint Venture Entity is 75% owned by ICN China and 25% by Wuxi. Wuxi is a supplier of injectable antibiotics. Wuxi will contribute its existing operation (approximate net book value of $6,000,000) to the Chinese Joint Venture Entity, and ICN China will contribute to the Chinese joint Venture Entity a total of $24 million in cash over three years, primarily for the construction of a new pharmaceutical production plant and the purchase of related machinery and equipment.

Page 13
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES -

     In the Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") (the "1995 Actions"), plaintiffs allege that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding its Hepatitis C NDA in connection with: (i) the merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the Hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre-judgment and post-judgment interest and attorneys' fees and costs. Plaintiff's motion seeking the certification of: (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or Biomedicals common stock prior to the Merger was granted. Defendants filed their answer to the Securities Complaint, and are actively engaged in the pre-trial discovery process. Defendants intend to vigorously defend this action.

     Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware (the "1994 Actions"). Three of these lawsuits were filed by stockholders of SPI and, in one lawsuit, of Viratek, against ICN, SPI, Viratek (in the one lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including the Chairman) and purport to be class actions on behalf of all persons who held shares of SPI and Viratek common stock. The fourth lawsuit was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including the Chairman) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The 1994 Actions have been inactive. The Company believes that these suits are without merit and intends to defend them vigorously.

     On October 11, 1996, the parties entered into an agreement in principle (the "Agreement") settling all claims in the action entitled In re ICN/Viratek Securities Litigation (Case No. 86 Civ. 6776 (KMW) (the "1987 Action")). The Agreement, which is subject to Court approval after notice to all plaintiff class members, provides for: (1) the dismissal with prejudice of all claims against all defendants; (2) the payment by the Company to the plaintiff class of $4.5 million in cash; and (3) the transfer to the plaintiff class of ICN common stock valued at $10 million. The Company deposited the cash portion of the settlement in an escrow account on November 1, 1996. The court has not yet set a schedule for consideration of the proposed settlement.

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

Page 14
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


     The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, the ultimate resolution of these other matters will not have a material effect on the Company's consolidated financial position or results of operations.

     Investigations: Pursuant to an Order Directing Private Investigation and Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the SEC with respect to certain matters pertaining to the status and disposition of the Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN common stock, engaged in possible violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the Hepatitis C NDA; or (ii) purchased or sold ICN common stock while in possession of material, non-public information concerning the status and disposition of the Hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the Hepatitis C NDA, to other persons who may have purchased or sold ICN stock. The Company is cooperating with the SEC in its investigation. The Company has and continues to produce documents to the SEC pursuant to its request and the SEC has taken the depositions of certain current and former officers, directors, and employees of the Company.

     In addition, the Company received a Subpoena from a Grand Jury of the United States District Court, Central District of California, requesting the production of documents covering a broad range of matters over various time periods. The Company and Milan Panic are subjects of the investigation. The Company has and continues to cooperate in the production of documents pursuant to the Subpoena. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation.

Page 15
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


8.       DETAIL OF CERTAIN ACCOUNTS -  (000's omitted)

     RECEIVABLES, NET
                                              SEPTEMBER 30,     DECEMBER 31,
                                                   1996             1995
                                              -------------     ------------
Trade accounts receivable .....               $    210,669      $     71,539
Other .........................                      7,815             5,044
                                              ------------      ------------
                                                   218,484            76,583
Allowance for doubtful accounts                     (8,958)           (8,070)
                                              ------------      ------------
                                              $    209,526      $     68,513
                                              ============      ============

     INVENTORIES, NET
                                              SEPTEMBER 30,     DECEMBER 31,
                                                   1996             1995
                                              -------------     ------------
Raw materials and supplies .........          $     48,545      $     56,227
Work-in-process ....................                15,022            14,865
Finished goods .....................                53,112            80,373
                                              -------------     ------------
                                                   116,679           151,465
Allowance for inventory obsolescence               (10,019)          (12,709)
                                              -------------     ------------
                                              $    106,660      $    138,756
                                              =============     ============

     PROPERTY, PLANT AND EQUIPMENT, NET:
                                              SEPTEMBER 30,     DECEMBER 31,
                                                   1996             1995
                                              -------------     ------------
Property, plant and equipment, at cost        $    229,979      $    209,845
Accumulated depreciation .............             (43,943)          (37,358)
                                              -------------     ------------
                                              $    186,036      $    172,487
                                              =============     ============

     GOODWILL AND INTANGIBLES, NET:

     Goodwill and intangibles have increased $26,937,000 from the beginning of the year primarily due to the Siemens and GlyDerm acquisitions.

     OTHER ASSETS:

     Other assets has increased $19,421,000 from the beginning of the year primarily due to advances made for acquisition candidates.

     OTHER LIABILITIES:

     During the third quarter of 1996 the Company settled (subject to approval of the court) the 1987 class action suit resulting in a $14.5 million liability reclassification from other long-term liabilities to accrued liabilities.

Page 16
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


9.   RELATED PARTY TRANSACTIONS -

     On June 30, 1996, the Company made a short-term advance to the Chairman and CEO in the amount of $3,500,000 for certain personal obligations of the Chairman and CEO. On August 19, 1996, this amount was repaid to the Company. On August 19, 1996, the Company guaranteed $3,600,000 of debt of the Chairman with a third party bank. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman's debt. This deposit is recorded as a long-term asset on the balance sheet. The Chairman has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of stock options in the amount of 100,000 options with an exercise price of $22.75 and the rights to a life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

     On August 20, 1996, the Company advanced the Chairman $428,148 in regards to tax matters relating to the exercise of stock options. This advance along with accrued interest has been repaid.

10.  SUBSEQUENT EVENT -

     In October, 1996, the Company issued $50,000,000 in convertible preferred stock in order to fund the Company's expansion in newly emerging markets of Eastern Europe and Asia. It is convertible at the option of the holders into common stock based on a conversion price calculated using the average daily low for the five trading days preceding the conversion date and applying a discount ranging from 3% initially to 9%. The preferred stock has a 6% annual dividend that is payable quarterly. The Company has the option to pay the dividend in either cash or common stock of the Company. The aggregate amount of preferred shares that can be converted within the first two six-months periods following the issuance of the preferred stock is restricted. The preferred stock is also mandatorily convertible into common stock on the fifth anniversary of its issuance, (subject to extension under certain circumstances). Dividends paid in common stock are based on fair value of common stock at the time of declaration. The preferred stock was issued as a private placement.

Page 17
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two industry segments is set forth below (in thousands).

NET SALES:
                       THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                       ----------------------------  ---------------------------
                          1996             1995            1996           1995
                       --------------------------    ----------      ----------
   Pharmaceutical      $ 142,123        $ 122,102    $ 391,653        $ 352,778
   Biomedical             15,794           15,401       48,172           45,741
                       ---------        ---------    ---------        ---------
     Total Company     $ 157,917        $ 137,503    $ 439,825        $ 398,519
                       =========        =========    =========        =========

Pharmaceutical net sales in Eastern Europe were $88,835,000 and $243,707,000 for the three and nine months ended September 30, 1996, respectively, compared to $66,785,000 and $211,110,000 for the same periods in 1995. Net sales in the third quarter of 1996 increased $22,050,000 or 33% compared to 1995. Net sales at ICN Oktyabr for the three months ended September 30, 1996, increased $3,929,000 or 73% compared to the same period of 1995, of which 58% and 15% was due to price increases and volume increases, respectively. Additionally, the Company's new Russian acquisitions of Leksredstva and Polypharm contributed $7,017,000 and $3,252,000, respectively, to the net sales increase during the third quarter of 1996. Net sales at ICN Galenika were $7,852,000 higher compared to the third quarter of 1995. The impact of the November 1995 devaluation has been offset by additional export sales of $1,700,000, higher unit sales and price increases.

Pharmaceutical net sales in Eastern Europe for the nine months ended September 30, 1996 increased $32,597,000 or 15%, primarily due to additional sales from the Company's new Russian acquisitions of Leksredstva and Polypharm in the amount of $13,602,000 and $3,252,000, respectively, and $16,065,000 of additional sales contributed by ICN Oktyabr. The Company began consolidating ICN Oktyabr in the second quarter of 1995. Net sales at ICN Galenika, for the nine months ended September 30, 1996 were $199,234,000 compared to $199,556,000 for the same period in 1995. In 1996 ICN Galenika sales have been lower compared to 1995 due to the impact of the devaluation in December 1995. The impact of the November 1995 devaluation has been primarilly offset by additional export sales of $16,023,000, higher unit sales and to a lesser extent price increases.

Pharmaceutical net sales in North America were $33,030,000 and $84,769,000 for the three months and nine months ended September 30, 1996 compared to $34,501,000 and $82,116,000 for the same periods in 1995. Net sales in the third quarter of 1996 decreased $1,471,000 or 4% primarily due to a decrease in unit sales of Virazole(R) in the amount of $4,545,000 partially offset by an increase in the dermatological, medicinal and myasthenia gravis product lines. Sales of Virazole(R) have been adversely affected by the lower than expected 1995/1996 RSV season despite additional sales promotional efforts in the third quarter that include more favorable credit terms and sales discounts.

Pharmaceutical net sales in North America for the nine months ended September 30, 1996 increased $2,653,000 or 3% primarily due to increased unit sales in the dermatological, medicinal and myasthenia gravis product lines, offset by a decrease in unit sales of Virazole(R) in the amount of $13,206,000. Virazole(R) is used to treat infants infected with respiratory syncytial virus ("RSV"). This disease is a seasonal illness which occurs primarily in late fall through early spring. Early in the 1995/1996 RSV season, the number of hospital admissions and positive cultures for RSV suggested a heavy incidence of infection. However, the severity of infection in this season was not as high as the prior seasons resulting in a lower hospital demand for Virazole(R) and consequently an increased level of inventory at the wholesale level. The increased wholesale inventory levels could adversely impact total 1996 Virazole(R) sales depending on the severity of RSV infection this coming season. Additionally, future sales may be impacted by a recently approved product designed to prevent RSV.

Page 18
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Pharmaceutical net sales in Latin America were $12,071,000 and $33,544,000 for the three and nine months ended September 30, 1996, respectively, compared to $11,174,000 and $29,079,000 for the same periods in 1995. Net sales in the third quarter and nine months ended September 30, 1996 increased $897,000 or 8% and $4,465,000 or 15%, respectively, compared to the same periods in 1995. Such increases in net sales were primarily due to price increases, partially offset by currency exchange fluctuations.

Pharmaceutical net sales in Western Europe were $6,934,000 and $25,985,000 for the three and nine months ended September 30, 1996, respectively, compared to $9,064,000 and $27,552,000 for the same periods in 1995. Net sales in the third quarter of 1996 decreased $2,130,000 or 24% primarily due to a decline in Vision Care and Medical Supplies sales in Holland of approximately $462,000, a decline in sales in antibiotic unit sales in Spain of approximately $776,000 and a decline in European Virazole(R) sales of $636,000. Net sales for the nine months of 1996 decreased $1,567,000 or 6% primarily due to a decline in vision care and medical supplies sales in Holland, partially offset by an increase in antibiotic sales in Spain.

Biomedical segment net sales for the three and nine months ended September 30, 1996 were $15,794,000 and $48,172,000, respectively, compared to $15,401,000 and
$45,741,000 for the same periods of 1995. Net sales in the third quarter and nine months ended September 30, 1996 increased $393,000 or 3% and $2,431,000 or 5%, respectively. The increase in net sales for the nine months ended September 30, 1996 is primarily due to the effect of the additional sales of diagnostic products acquired from Becton-Dickinson in May, 1995.

GROSS PROFIT

Gross profit as a percentage of sales was 55% and 52% for the three and nine months ended September 30, 1996, respectively, compared to 61% and 59% for the same periods in 1995. The decrease in gross profit margin is primarily due to a decrease in gross margins at ICN Galenika which had gross margins of 43% and 37% for the three and nine months ended September 30, 1996, respectively, compared to 49% and 50% for the same periods in 1995. This decrease reflects the impact of the November 1995 devaluation which was partially offset by an 83% price increase in December 1995 and a 30% price increase in April 1996. Typically, sales made subsequent to a devaluation are lower due to higher exchange rates and a lack of immediate price increases while the cost of sales for inventory manufactured prior to the devaluation is expensed at a higher (historic) exchange rate. Margins will begin to improve after a devaluation if price increases are obtained and when older, higher priced inventory is replaced with inventory manufactured after the devaluation. ICN Galenika's gross margins for the first, second and third quarters of 1996 were 29%, 37% and 43%, respectively. Additionally, the sales of the newly acquired companies of Leksredstva and Polypharm which carry gross profit margins of 33% and 31%, respectively, also contributed to the relative decline in gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales were 33% and 31% for the three and nine months ended September 30, 1996, respectively, compared to 38% and 36% for the same periods in 1995. This improvement reflects decreasing expenses at ICN Galenika principally due to differences in the exchange rates of the Yugoslavian dinar in 1996 compared to 1995 and lower levels of expenditures. For the nine months ended September 30, 1996, the Company recorded a one-time charge of $3,500,000 related to the settlement of a commercial dispute and a penalty imposed by the Canadian Patent Price Review Board. Selling, general and administrative expenses in Western Europe have risen primarily due to expanded marketing efforts in this region.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs decreased $283,000 and $2,191,000 for the three and nine months ended September 30, 1996, principally due to differences in exchange rates of the Yugoslavian dinar.

Page 19
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TRANSLATION AND EXCHANGE GAINS, NET

Translation and exchange gains, net, were $903,000 and $215,000 for the three and nine months ended September 30, 1996, respectively, compared to $1,974,000 and $324,000 for the same periods in 1995. In the third quarter of 1996, the Company's translation losses, net, include translation gains of $1,143,000 related to ICN Galenika's net monetary asset position. During the third quarter of 1995, the Company recorded net translation gains of $1,954,000 related to ICN Galenika's net positive monetary asset position. For the nine months ended September 30, 1996, the Company's translation gains, net, include $1,121,000 and $722,000 of translation losses related to ICN Galenika's and ICN Oktyabr's net monetary asset position, respectively, partially offset by translation gains of $2,004,000 related to the Company's foreign denominated debt. For the nine months ended September 30, 1995, the Company's translation gains, net, included a translation gain of $3,339,000 related to ICN Galenika's net positive monetary asset position, partially offset by translation losses of $2,819,000 related to the Company's foreign denominated debt.

INTEREST EXPENSE

Interest expense during the three and nine months ended September 30, 1996 decreased $2,473,000 and $8,031,000 compared to the same periods in 1995. This decrease resulted primarily from the reduction in short and long term debt of the Company and the capitalization of interest related to plant construction at ICN Galenika. During the three and nine months ended September 30, 1996, the Company capitalized $949,000 and $3,128,000, respectively, compared to $498,000 and $1,168,000 for the three and nine months ended September 30, 1995, respectively. During 1995, the Company retired $34,160,000 of its 12 7/8% Sinking Fund Debentures and substantially reduced its notes payable.

TAXES

The Company's effective income tax rate for the three months and nine months ended September 30, 1996, was 8% and 5%, respectively, compared to 18% and 10% for the same periods in 1995. The Company's effective rate for the three months ended September 30, 1996 was below the U.S. statutory rate primarily due to certain foreign earnings which were taxed at rates significantly below the U.S. rate and tax benefits arising from domestic tax losses. The effective rate for the nine months ended September 30, 1996 was impacted by a reduction of accrued tax contingencies of $2,700,000 based on the current progress of the Company's tax audits.

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

During the first nine months of 1996, the trend toward a weakening economy continued. The rate of inflation increased to an approximate annual rate of 120% and the availability of hard currency had declined along with shortages of local currency. The suspension of United Nations sanctions at the beginning of the year provides economic opportunities for Yugoslavia, however, the realization of the benefits from the suspension will be dependent on the implementation of economic reform in Yugoslavia that includes increased

Page 20
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


privatization. ICN Galenika maintains an approximate 50% market share of the pharmaceutical business in Yugoslavia. With 81% of ICN Galenika sales arising from government or government sponsored entities, ICN Galenika is economically dependent on the government. Additionally, ICN Galenika is subject to credit risk in that 56% of its September 30, 1996 domestic accounts receivables and 67% for year to date sales are with three major customers.

The future profitability of ICN Galenika is heavily dependent upon the overall business climate in Yugoslavia, the political stability of the Yugoslavian government and the ability of the government to fund health care spending.

The net monetary asset position of ICN Galenika has risen to $103,000,000 as of September 30, 1996 from $7,396,000 at December 31, 1995. This net monetary asset position would be subject to foreign exchange losses if a devaluation of the dinar were to occur. The increase in the net monetary asset position is primarily attributed to increases in accounts receivable resulting from increased sales and the lengthening of the collection period resulting from the lack of availability of dinars in Yugoslavia. Additionally, the amount of net monetary exposure at December 31, 1995, reflects the impact of a November 24, 1995 devaluation and the Company's efforts to minimize its monetary exposure preceding the November devaluation.

The potential loss arising from a devaluation will depend on the size of the devaluation and the amount of net monetary asset position at the time of the devaluation. A devaluation could result in a material adverse charge to the results of operations of the Company.

The timing and the size of a devaluation are strongly influenced by the amount of inflation and length of time from the last devaluation. Since the last devaluation of November 24, 1995, the overall level of inflation has been at an annual rate of 120%. As time and inflation continue the risk of devaluation increases. The Company is unable to predict when a devaluation will occur.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, cash used in operating activities totaled $11,794,000 which included the effect of increased levels of accounts receivable of $131,510,000 primarily at ICN Galenika and North America partially offset by a decrease in inventory levels of $38,847,000 primarily at ICN Galenika. The increase of accounts receivable at ICN Galenika of $97,800,000 relates to increasing sales and the lengthening of the collection period of receivables resulting from the lack of availability of dinars in Yugoslavia. Additionally, the level of accounts receivables at December 31, 1995 were relatively low due the postponement of sales in anticipation of a December price increase and the effects of actions to reduce its overall monetary exposure.

Cash used in investing activities of $9,091,000 for the nine months ended September 30, 1996, related primarily to acquisitions in Eastern Europe and the United States of $24,472,000 and capital expenditures of $12,286,000 offset by the sale of marketable securities at ICN Galenika of $27,667,000.

Cash provided by financing activities of $31,393,000 for the first nine months of 1996 primarily includes proceeds from issuance of stock of $12,101,000 principally related to funding of acquisitions, $10,279,000 of proceeds from the exercise of stock options and short-term borrowings of $20,688,000 used principally to fund acquisitions. partially offset by net payments of long-term and short-term debt of $6,934,000 and $4,741,000 of dividends paid.

On March 14, 1996, the Company's Board of Directors declared a first quarter cash distribution of $.077 per share payable on April 10, 1996 to shareholders of record on March 28, 1996.

Page 21
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (Continued)


On June 28, 1996, the Company's Board of Director's declared a second quarter cash distribution of $.077 per share payable on July 25, 1996 to stockholders of record on July 11, 1996.

On October 8, 1996, the Company's Board of Directors declared a third quarter cash distribution of $.077 per share payable on November 5, 1996 to stockholders of record on October 22, 1996.

The Company is subject to foreign currency risk on its foreign  denominated debt
of  approximately   $19,847,430  at  September  30,  1996,  which  is  primarily denominated in Swiss francs.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

The Company intends to continue its strategy of targeted expansion through the acquisition of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations. Should the Company complete any material acquisition, the Company's success or failure in integrating the operations of the acquired company may have a material impact on the future growth or success of the Company.

In October, 1996, the Company issued $50,000,000 in convertible preferred stock. These funds will be used primarily to fund the Company's expansion in the United States as well as in the newly emerging markets of Eastern Europe and Asia.

The Company is continuing to pursue the acquisition of new businesses and products that complement the Company's existing product lines and markets and to fund purchase commitments for its 1996 activities. In order to fund these acquisitions, the Company intends to issue additional debt, one or more stock offerings or a combination thereof during the remainder of 1996 and into 1997.

Page 22
PART II - OTHER INFORMATION

ITEM 1.  LITIGATION


See Note 7 of Notes to Consolidated Condensed Financial Statements


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit 10:     Material Contracts
         Exhibit 11:     Computation of Per Share Earnings
         Exhibit 15.1:   Review Report of Independent Accountants
         Exhibit 15.2:   Awareness Letter of Independent Accountants
         Exhibit 27:     Financial Data Schedule

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ICN PHARMACEUTICALS, INC.
                                   Registrant


Date:  November 13, 1996              /S/ MILAN PANIC
                                     ------------------------------------------
                                     Milan Panic
                                     Chairman of the Board and
                                        Chief Executive Officer



Date:  November 13, 1996              /S/ JOHN E. GIORDANI
                                     ------------------------------------------
                                     John E. Giordani
                                     Executive Vice President and
                                       Chief Financial Officer