Form 10-Q/A
period 1996-09-30
ICN PHARMACEUTICALS INC
filed 1997-02-06
CIK 930184

------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
          (Amendment Number 2 to Form 10-Q Filed on September 30, 1996)

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