Form 10-K
period 1996-12-31
ICN PHARMACEUTICALS INC
filed 1997-03-31
CIK 930184

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE ON
                                                                WHICH REGISTERED
-------------------------------                                 ----------------
COMMON STOCK, $.01 PAR VALUE                             NEW YORK STOCK EXCHANGE
(INCLUDING ASSOCIATED PREFERRED
  STOCK PURCHASE RIGHTS)
8 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 1999           NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of the Registrant's voting stock held by non-affiliates on March 14, 1997, was approximately $870,503,000.

         The number of outstanding shares of common stock as of March 14, 1997 was 34,320,429.




================================================================================
List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: ICN Pharmaceuticals, Inc.'s definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
================================================================================


                                TABLE OF CONTENTS
                             ITEM NUMBER AND CAPTION

                                     PART I

                                                                                      PAGE NO.
                                                                                      --------

 1. Business ............................................................................    2

 2. Properties ..........................................................................   12

 3. Legal Proceedings ...................................................................   12

 4. Submission of Matters to a Vote of Security Holders .................................   12


                                     PART II


 5. Market for the Registrant's Common Equity and Related Stockholder Matters ...........   13

 6. Selected Financial Data .............................................................   13

 7. Management's Discussion and Analysis of Financial Condition and Results of Operations   16

 8. Financial Statements and Supplementary Data .........................................   25

 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure ...   61


                                    PART III


10. Directors and Executive Officers of the Registrant ..................................   62

11. Executive Compensation and Related Matters ..........................................   62

12. Security Ownership of Certain Beneficial Owners and Management ......................   62

13. Certain Relationships and Related Transactions ......................................   62

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................   63

                                      (ii)

                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

     On November 1, 1994, the stockholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek") and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies ("the Merger"). On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp. and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("the Company"). For accounting purposes, SPI is the acquiring company and, as a result, has reported the historical financial data of SPI in its financial results. Subsequent to the Merger, the results of the newly merged company include the combined operations of all Predecessor Companies.

     The Company is a multinational research based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research products and related services, immunodiagnostic reagents and instrumentation and provides radiation monitoring services. The Company pursues a strategy of international expansion which includes (i) the research and development of proprietary products which have the potential to be significant contributors to the Company's global operations; (ii) the penetration of major pharmaceutical markets by means of targeted acquisitions; and (iii) the expansion in these major markets through the development or acquisition of pharmaceutical products that meet the particular needs of each market.

     The Company distributes and sells a broad range of prescription and over the counter ("OTC") pharmaceutical products in over 60 countries worldwide, primarily in North America, Latin America, Western Europe and Eastern Europe. These pharmaceutical products treat a broad range of conditions including viral and bacterial infections, diseases of the skin, myasthenia gravis, cardiovascular disease, diabetes and psychiatric disorders. Among the Company's products is the broad spectrum antiviral agent ribavirin, which is marketed in the United States, Canada and most of Europe under the Virazole(R) trademark. Virazole(R) is currently approved for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus ("RSV"), herpes simplex, influenza, chicken pox, hepatitis and HIV. In the United States and Europe, Virazole(R) is approved only for use in hospitalized infants and young children with severe lower respiratory infections due to RSV.

     The Company believes it has substantial opportunities to realize growth from its internally developed compounds. These compounds are the result of significant investments in research and development activities related to nucleic acids conducted over three decades.

     On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a subsidiary of Schering-Plough Corporation ("Schering") to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering's alpha interferon. The Agreement provided the Company an initial non-refundable payment by Schering of $23,000,000 and future royalty payments to the Company for marketing of the drug, including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for hepatitis C worldwide, except that the Company will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering is responsible for all clinical development and regulatory activities worldwide. During 1996, clinical trials commenced with the enrollment of more than 2,000 patients.

     The Company believes it is positioned to expand its presence in the pharmaceutical markets of Eastern and Central Europe. In 1991, a 75% interest was acquired in Galenika Pharmaceuticals, a large drug manufacturer and distributor in Yugoslavia. Galenika Pharmaceuticals was subsequently renamed ICN Yugoslavia. This acquisition added new products and significantly expanded the sales volume of the Company. With the investment in ICN Yugoslavia, the Company became one of the first Western pharmaceutical companies to establish a direct investment in Eastern Europe. ICN Yugoslavia continues to be a significant part of the Company's operations although its sales and profitability have, at times, been substantially diminished owing principally to the imposition of sanctions on Yugoslavia by the United Nations ("UN"). However, in December 1995, the United Nations Security Council ("UNSC") adopted a resolution that suspended economic sanctions imposed on the Federal Republic of Yugoslavia since May 1992. The suspension of economic sanctions enabled ICN Yugoslavia to resume exporting certain of its product lines to Russia, other Eastern European markets, Africa, the Middle East and the Far East. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - ICN Yugoslavia".

     In 1995, the Company acquired a 75% interest in Oktyabr, one of the largest pharmaceutical companies in the Russian Federation. In 1996, the Company purchased an additional 15% interest in Oktyabr, raising its ownership to 90%. Additionally, the Company greatly expanded its Russian presence through the acquisition of two additional pharmaceutical companies: Leksredstva, located in Kursk and Polypharm, located in Chelyabinsk. The combined sales of these three companies establish the Company among the largest pharmaceutical companies in Russia today and a pioneer and leader in the privatization movement.

     In 1996, the Company acquired a 60% interest in Alkaloida, one of the largest pharmaceutical companies in Hungary and a major world producer of morphine and related compounds. (See "Acquisitions" below for a description of additional acquisitions in 1996.)

     In addition to its pharmaceutical operations, the Company also develops, manufactures and sells a broad range of research products and related services, immunodiagnostic reagents and instrumentation and radiation monitoring services. The Company markets these products internationally to major scientific, academic, health care and governmental institutions through catalog and direct mail marketing programs.

BUSINESS SEGMENTS

     The  Company  operates  in  two  business   segments:   pharmaceutical  and
biomedical. For financial information about business segments, see Note 11 of Notes to Consolidated Financial Statements.

PRODUCTS

ETHICAL DRUGS

     ANTI-INFECTIVES: The Company sells approximately 70 antibacterial products and sells its antiviral drug, ribavirin, under the tradename Virazole(R) in North America and most European countries. Ribavirin is sold as Vilona(R) and Virazid(R) in Latin America and Virazid(R) in Spain. References to the sale of Virazole(R) in this Form 10-K include sales made under the trademarks Vilona(R) and Virazid(R).

     ANTIVIRALS: Virazole(R) accounted for approximately 5%, 10% and 13% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Virazole(R) is currently approved for sale in various pharmaceutical formulations in over 40 countries, depending upon the particular country, for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles, chicken pox and HIV.

     In the United States and Canada, Virazole(R) has only been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory infections caused by RSV. In the United States, RSV infection is sufficiently severe to require hospitalization of an estimated 90,000 children annually. Similar approvals for the use of Virazole(R) for the treatment of RSV have been granted by governmental authorities in 22 other countries.

     In  treating  RSV,   Virazole(R)  is   administered  by  a  small  particle
aerosolized generator ("SPAG"), a system that permits direct delivery of Virazole(R) to the lungs, the site of infection.

     A variety of small, independent clinical studies comparing the results of combining Virazole(R) capsules and interferon alpha 2b therapies versus interferon monotherapy for the treatment of hepatitis C demonstrated enhanced efficacy of the combination. Based upon these clinical findings, the Company has entered into an agreement with Schering whereby Schering has assumed responsibility for worldwide clinical development and registration of oral ribavirin in combination with their product INTRON-A(R) (interferon alpha 2b) for the treatment of hepatitis C. Phase III clinical trials are underway.

     ANTIBACTERIALS: Antibacterials accounted for approximately 22%, 21% and 22% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Most of the antibacterials manufactured and sold by the Company are primarily exclusive licenses held by ICN Yugoslavia for specific geographical areas from manufacturers that include Roche Holding AG, Bristol-Meyers Squibb and Eli Lilly.

     OTHER ETHICAL DRUGS: Other ethicals accounted for approximately 41%, 40% and 41% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. The Company manufactures and markets approximately 60 dermatological products, primarily in North America and Eastern Europe. The Company markets three anticholinesterase product lines in North America under the trade names Mestinon(R), Prostigmin(R) and Tensilon(R). These products, manufactured by and licensed from Roche Holding AG, are used to treat myasthenia gravis, a progressive neuromuscular disorder, and in reversing the effects of certain muscle relaxants. Bensedin(R) is a tranquilizer manufactured by ICN Yugoslavia and is used in the treatment of psychological and emotional disorders. ICN Yugoslavia also sells insulin for the control of diabetes. Albumina(R) is sold in Spain and Mexico for use in emergency treatment of shock due to burns, trauma, operations and infections, and conditions where the restoration of blood volume is urgent.

OTHER OVER THE COUNTER PRODUCTS

     Other OTC products accounted for approximately 22%, 17% and 18% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Other OTC products encompass a broad range of ancillary products sold through the Company's existing distribution channels.

RESEARCH CHEMICALS, DIAGNOSTIC AND RADIATION MONITORING SERVICES

     Research chemicals, diagnostic and other biomedical products accounted for approximately 10% and 12% of the Company's net sales for the years ended
December 31, 1996 and 1995, respectively. The Company serves life science researchers throughout the world through a catalog sales operation, direct sales and distributors. The Company's general catalog lists approximately 55,000 products which are used by medical, diagnostic and scientific researchers involved in the fields of molecular biology, cell biology, immunology, biochemistry, microbiology and other areas. A majority of these products are purchased from third party manufacturers and distributed globally by the Company.

     The diagnostic product line includes instruments and reagents that are routinely used by physicians and medical laboratories to accurately and quickly diagnose hundreds of patient samples for a variety of disease conditions.

     The dosimetry product line provides radiation monitoring services to dentists, veterinarians, chiropractors, podiatrists, hospitals, universities, governmental institutions, nuclear power plants and small office practitioners and others exposed to ionizing radiation. The Company's service includes both Film and Thermo Luminescent badges in several configurations to accommodate a broad scope of users. This service includes the manufacture of badges, distribution to and from clients, analysis of badges and a radiation report including exposure.

ACQUISITIONS

     The Company has pursued a strategy of targeted expansion into regional markets which are considered to have significant potential for pharmaceutical and related products. This strategy has been implemented in large part through the acquisition of compatible businesses and product lines and the formation of strategic alliances and joint ventures in targeted markets.

     During 1996, the Company undertook a series of strategic acquisitions designed to strengthen its product lines and geographic presence.

     GLYDERM ACQUISITION: In February 1996, the Company acquired 100% of GlyDerm, Inc., a dermatological business specializing in skin care products containing alpha hydroxy acid. This acquisition further strengthened the Company's North American dermatological presence and provided a substantial opportunity for international development.

     LEKSREDSTVA ACQUISITION: During 1996, the Company acquired its second pharmaceutical company in Russia with its purchase of a 95% interest in Leksredstva, headquartered in Kursk. Leksredstva manufactures a broad line of products including analgesics, antibiotics, cardiovasculars and gastroenterology related compounds.

     POLYPHARM ACQUISITION: During 1996, the Company further enhanced its presence in Russia with the purchase of a 84% interest in Polypharm, located in Chelyabinsk. Polypharm manufactures a wide assortment of products including analgesics, cardiovasculars, antiallergy products, sedatives, antispasmodics, and anti-infectives. The combined product lines of Polypharm, Oktyabr, and Leksredstva reflect very little overlap and make ICN Russia one of the largest pharmaceutical companies operating in Russia today.

     SIEMENS ACQUISITION: In July 1996, the Company acquired the radiation monitoring services division of Siemens Medical Systems, Inc. This acquisition greatly enhances the current ICN dosimetry business, making it the number two provider in the U.S. and giving it the critical mass required for international expansion.

     ALKALOIDA ACQUISITION: In September 1996, the Company acquired a 60% interest in Alkaloida, a pharmaceutical company located in Tiszavasvari, Hungary. Alkaloida is a major producer of medicinal opiates and morphine, as well as raw materials used in pharmaceutical manufacturing.

     CAPPEL ACQUISITION: In September 1996, the Company acquired the Cappel Division ("Cappel") of Organon Teknika Corporation. Cappel manufactures and sells immunochemical reagents used in biotechnology and biomedical laboratories around the world.

     WUXI ACQUISITION: In October 1996, ICN China, Inc., a wholly-owned subsidiary of the Company, entered into a joint venture agreement with Wuxi
Pharmaceutical Corporation for the production and sale of pharmaceutical products. The Chinese Joint Venture Entity is 75% owned by ICN China and 25% owned by Wuxi. The terms and conditions of the joint venture were finalized in the first quarter of 1997.

FOREIGN OPERATIONS

     The Company primarily operates in North America, Latin America (principally Mexico), Western Europe and Eastern Europe. For financial information about domestic and foreign operations and export sales, see Note 11 of Notes to Consolidated Financial Statements.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental actions. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure as it is too costly or not readily available. The current political and economic circumstances in Yugoslavia create certain risks particular to that country. Between May 1992 and December 1995, Yugoslavia had been operating under sanctions imposed by the United Nations which had severely limited the ability to import raw materials for manufacturing and had prohibited all exports. While the sanctions have been suspended, certain risks such as hyperinflation, currency devaluations, wage and price controls and potential government action could have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Inflation and Changing Prices and ICN Yugoslavia".

MARKETING AND CUSTOMERS

     The Company has a worldwide marketing and sales staff of approximately 1,900 persons, including sales representatives in North America, Latin America, Western Europe and Eastern Europe, who promote its pharmaceutical products. Sales representatives call on physicians, pharmacists, distributors and other health care professionals. As part of its marketing program for pharmaceuticals, the Company also uses direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia, and sells through distributors in countries where it does not have its own sales staff.

     In the United States, the Company currently promotes its pharmaceutical products to physicians through its own sales force. These products are distributed to drug stores and hospitals through wholesalers. In Latin America, the Company promotes to physicians and distributes products either directly or indirectly to hospitals and pharmacies. The Company's Spanish and Dutch subsidiaries promote and sell pharmaceutical products through their own sales forces to physicians, hospitals, retail outlets, pharmacies and wholesalers. In other Western European markets, namely the United Kingdom and Germany, sales forces have been recently established and distribution methods are in transition as ICN affiliates are formed. In Canada, the Company has its own sales force and promotes and sells directly to physicians, hospitals, wholesalers, and large drug store chains.

     ICN Yugoslavia sells a broad range of pharmaceutical and other products in Yugoslavia through approximately 30 wholesalers, 6 sales offices and 85 sales representatives. In December 1995, the United Nations Security Council adopted a resolution that suspended economic sanctions imposed on the Federal Republic of Yugoslavia. The suspension of economic sanctions enabled ICN Yugoslavia to resume exporting certain of its product lines to Russia, other Eastern European markets, Africa, the Middle East and the Far East during this past year.

     During 1996, approximately 80% of ICN Yugoslavia's domestic sales were to government sponsored entities of the Federal Republic of Yugoslavia. Future domestic sales by ICN Yugoslavia could be dependent on the ability of the Yugoslavian government to continue to subsidize purchases of pharmaceutical products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - ICN Yugoslavia".

     The research chemical and diagnostic product lines are sold worldwide primarily through the Company's mail order catalogs, with additional sales being generated through affiliates and a network of distributors.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities utilize the resources accumulated by the Company and its predecessors in over thirty years of research involving nucleic acids. In addition, the Company develops a variety of innovative products targeted to address the specific needs of the Company's various local markets.

     The Company's predecessors include one of the first firms to engage in the study of analogs of nucleic acid precursors. This effort provided a large library of compounds which provide a resource for continued evaluation as new research reveals additional therapeutic opportunities.

LONG-TERM RESEARCH AND DEVELOPMENT

     The Company's long-term research and development activities are focused on the identification and development of novel therapeutic and diagnostic agents for the treatment of viral diseases, cancer, immunologic dysfunction, diseases of the skin, hormonal therapy, and cardiovascular diseases.

     The Company is engaged in two research areas which both involve nucleic acids. One area is based on extending the library of nucleoside analogs through new synthesis and screening efforts. This is a proven approach which led to the identification of Virazole(R) by the Company and to other nucleoside therapeutics by other companies. The second area is the use of "antisense"
oligonucleotide technology. This approach seeks to block the undesirable expression of genetic material in a highly selective way through the construction of short sequences of nucleotides which uniquely bind and inactivate the disease-causing genetic material. Both these approaches take advantage of the Company's knowledge base in nucleic acids.

NEAR AND MEDIUM-TERM RESEARCH AND DEVELOPMENT

     The Company's short-term development pipeline includes the registration of a number of products in regional markets, including, but not limited to, Latin America and Eastern and Central Europe. This ongoing activity introduces both high quality generic and licensed proprietary products into under-served markets.

     The Company's medium-term research and development pipeline involves the preclinical and clinical evaluation of certain nucleotide compounds which have broad market attractiveness and which have shown promise for successful commercialization (although there can be no assurances that these products will be commercialized successfully). The majority of these compounds arose from the nucleic acids programs, but certain other compounds are in development to broaden the portfolio of the Company. These compounds include:

     VIRAZOLE(R) (RIBAVIRIN): A number of small, independent clinical studies which compared the results of combining Virazole(R) capsules with interferon alpha versus interferon alpha alone, found enhanced efficacy for the combination. Based on these clinical findings, the Company entered into an agreement with Schering whereby Schering assumes responsibility for worldwide clinical development and registration of oral ribavirin in combination with their product Intron A (interferon alpha 2b), for the treatment of hepatitis C virus infections and receives certain geographically exclusive marketing rights. Phase III clinical trials are underway.

     Clinical studies have been performed with Virazole(R) in various formulations for the treatment of several other viral diseases. Among diseases for which at least one governmental health regulatory agency, in countries other than the United States, has approved commercialization of Virazole(R) are herpes zoster, genital herpes, chicken pox, hemorrhagic fever with renal syndrome, Lassa Fever, measles, influenza and HIV. The Company is initiating carefully focused clinical studies evaluating the use of Virazole(R) in the treatment of papilloma virus infections and for early intervention against RSV infections in persons whose immune defenses are compromised as a consequence of bone marrow transplantation.

     TIAZOLE(TM) (TIAZOFURIN): The Company has maintained an active research program centered on tiazofurin, which the Company is developing under the tradename Tiazole(TM). This product is a nucleoside analog demonstrated to cause inhibition of IMP-dehydrogenase, whose activity is elevated in a number of cancers. Studies of Tiazole(TM) by independent investigators indicate significant activity in myelogenous leukemia. The Company is in the process of conducting Phase II/III evaluation of Tiazole(TM) for use in the treatment of the late stages of refractory chronic myelogenous leukemia. The Company is also evaluating Tiazole(TM) for the treatment of ovarian carcinoma.

     ADENAZOLE(TM) (8-CL-C-AMP): This nucleotide has been shown to control cell proliferation and differentiation in certain cancers. Independent investigators in Italy and Scotland have conducted human trials which indicate significant utility of this compound. The Company is planning to continue to pursue the development of Adenazole(TM).

     SOMATORELIN (HGRF1-44): Somatorelin is a peptide which causes the synthesis and release of human growth hormone. The Company believes that somatorelin offers advantages over treatment with growth hormone. Notable among these advantages are the induction of a normal daily cycle of growth hormone levels and the induction of the ability of the body to produce growth hormone, which should offer significant benefit to patients. The Company is currently sponsoring Phase III trials in short stature pediatric patients.

     A2545: This compound was acquired as part of the 1996 purchase of Alkaloida. A2545 has a favorable preclinical profile and has shown good activity in Phase I/II studies for the treatment of irregular heartbeat. The Company is in the process of extending these studies.

     There can be no assurance of the results of the Company's research and development efforts or the ultimate commercial success of any of the products in development.

COMPETITION

     The Company operates in a highly competitive environment. The Company's competitors, many of whom have substantially greater capital resources, marketing capabilities and larger research and development staffs and facilities, are actively engaged in marketing products similar to those of the Company and in developing new products similar to those proposed to be developed and sold by the Company. Competitive factors vary by product line and customer and include service, product availability and performance, price and technical capabilities. The Company does business in an industry characterized by extensive and ongoing research efforts. Others may succeed in developing products that are more effective than those presently marketed or proposed for development by the Company. Progress by other researchers in areas similar to those being explored by the Company may result in further competitive challenges.

     Competitors of the Company's biomedical research product group include companies such as Sigma-Aldrich Corporation, Amersham International and New England Nuclear.

ORDER BACKLOG

     As is customary in the pharmaceutical industry, all the Company's products are sold on an "open order" basis. Consequently, order backlog is not considered a significant factor.

RAW MATERIALS

     The Company manufactures pharmaceuticals at 11 facilities. Those facilities are located in Bryan, Ohio; Mexico City, Mexico (at two locations); Montreal, Canada; Zoetermeer, The Netherlands; Barcelona, Spain; Belgrade, Yugoslavia; St. Petersburg, Chelyabinsk and Kursk, Russia; and Tiszavasvari, Hungary. The Company believes it has sufficient manufacturing capacity to meet its needs for the foreseeable future. The manufacturing facilities which require good manufacturing practices ("GMP") approval from the FDA or foreign agencies, have obtained such approval.

     In Bryan, Ohio, the Company manufactures topical and oral dosages of several pharmaceutical products for the United States market. All of the U.S. sales of the Company's dermatology products are formulated, packaged and distributed from the Bryan, Ohio facility. The Bryan, Ohio facility also packages and distributes Virazole(R) for RSV on a worldwide basis.

     At the two facilities in Mexico City, the Company manufactures a variety of pharmaceuticals in topical, oral and injectable dosage forms to serve the Latin America market. In Montreal, Canada, the Company manufactures medical devices units for the administration of Virazole(R) in the treatment of RSV, and other related medical devices, a variety of topical and oral pharmaceuticals including a line of generics to serve the Canadian and United States markets and a line of products using the controlled drug substance morphine for the management of pain in cancer and post-surgical states. In Spain, the Company manufactures ethical pharmaceuticals principally for distribution in Spain and Holland. In Yugoslavia, ICN manufactures over 450 pharmaceutical, veterinary, dental and other products in topical, oral and injectable forms. At its three manufacturing sites in Russia, the Company manufactures primarily pharmaceutical products in oral and injectable forms. In Hungary, ICN manufactures a broad line of products for the domestic and international market and is one of the foremost producers of morphine on a worldwide basis.

     The Company subcontracts all of the manufacture of bulk ribavirin to third party suppliers. Most of the finishing and packaging of Virazole(R) is done by the Company and the balance by third party subcontractors. The capacities Company believes that capacities of these manufacturers are sufficient to meet the current demand for Virazole(R).

     The Company's biomedical products are primarily manufactured in three domestic facilities and one foreign facility: Irvine, California (radiochemicals), Orangeburg, New York (diagnostics and immunobiologicals),
Aurora, Ohio (biochemicals and immunobiologicals) and Eschwege, Germany (chromatography products).

     In general, raw materials used by the Company in the manufacturing of all of its products are obtainable from multiple sources in the quantities desired.

LICENSES, PATENTS AND TRADEMARKS (PROPRIETARY RIGHTS)

     The Company may be dependent on the protection afforded by its patents relating to Virazole(R) and no assurance can be given as to the breadth or degree of protection which these patents will afford the Company. The Company has patent rights in the United States expiring in 1999 relating to the use of Virazole(R) to treat specified human viral diseases. If future development of Virazole(R) in combination with interferon is successful and approval granted in the United States, an additional award of exclusivity should be granted of up to three years from date of approval (Waxman-Hatch Act). The Company has patents in certain foreign countries covering use of Virazole(R) in the treatment of certain diseases which expire at various times through 2006. The Company has no, or limited, patent rights with respect to Virazole(R) and/or its use in certain foreign countries where Virazole(R) is currently, or in the future may be, approved for commercial sale, including France, Germany and Great Britain. However, it is expected that the Company will be granted a favorable review classification

(Concertation Procedure) for Virazole(R) as a treatment for chronic hepatitis C in all European Union countries (including France, Germany and Great Britain). As a result, approval of the application of Virazole(R) for treatment of chronic hepatitis C (if such approval is granted) could, in the European Union, provide the Company six or more years of marketing exclusivity, from the date of such approval of the application, against competitors' application to manufacture, market or sell generic substitutes of Virazole(R) for treatment of chronic hepatitis C. There can be no assurance that the loss of the Company's patent rights with respect to Virazole(R) upon expiration of the Company's patent rights in the United States, Europe and elsewhere will not result in competition from other drug manufacturers or will not otherwise have a significant adverse effect upon the business and operations of the Company. Marketing approvals in certain foreign countries provide an additional level of protection for products approved for sale in such countries. As a general policy, the Company expects to seek patents, where available, on inventions concerning novel drugs, techniques, processes or other products which it may develop or acquire in the future. However, there can be no assurance that any patents applied for will be granted, or that, if granted, they will have commercial value or as to the breadth or the degree of protection which these patents, if issued, will afford the Company. Patents for pharmaceutical compounds are not available in certain countries in which the Company markets its products.

     ICN Yugoslavia manufactures and sells three of its top-selling antibacterial products: Pentrexyl(R), Longaceph(R) and Palitrex(R) under licenses from Bristol-Myers Squibb, Roche Holding AG and Eli Lilly, respectively. See "Products".

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

     FDA approval must be obtained in the United States and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involves the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an Investigational New Drug Application with the FDA. In addition, there are three phases of human testing. Phase I: safety tests for human clinical experiments, generally in normal, healthy people; Phase II: expanded safety tests conducted in people who are sick with a particular disease condition that the drug is designed to treat; and Phase III: greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing, and animal toxicology and is then submitted in the form of an NDA to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA could take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. No assurance can be given that authorization for the commercial sale by the Company of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States and other regulatory agencies in other countries also periodically inspect manufacturing facilities.

     The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. To date, the Company has been affected by pricing adjustments in Spain and by the lag in permitted price increases in Yugoslavia and Mexico which has created lower sales in U.S. dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.

LITIGATION, GOVERNMENT INVESTIGATIONS AND OTHER MATTERS

     LITIGATION: See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's litigation.

     PRODUCT LIABILITY: The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. The Company generally self-insures against potential product liability exposure with respect to its marketed products, including Virazole(R). While to date no material claim for personal injury resulting from allegedly defective products, including Virazole(R), has been successfully maintained against the Company or any of the Predecessor Companies, a substantial claim, if successful, could have a material adverse effect on the Company.

     ENVIRONMENTAL MATTERS: The Company has not experienced any material impact on its capital expenditures, earnings or competitive position as a result of compliance with any laws or regulations regarding the protection of the environment. The Company believes it is in compliance in all material respects with applicable laws relating to the protection of the environment. For a description of environmental exposure related to the Company's acquisition of Alkaloida Chemical, see Note 7 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 1996, the Company employed 12,784 persons, an increase from 7,880 in 1995. The increase is primarily due to acquiring the controlling interest in ICN Russia, Kursk, ICN Russia, Chelyabinsk, and ICN Alkaloida. At year-end, the Company employed 1,901 persons in sales and marketing, an increase from 1,780 in 1995. Additionally, at year-end, the Company employed 572 in research and development, 8,633 in production and 1,678 in general and administrative matters. All of the employees employed by ICN Yugoslavia and ICN Alkaloida, 1,740 of the employees of ICN Russia, St. Petersburg, 1,250 of the employees of ICN Russia, Kursk, 99 of the employees of ICN Russia, Chelyabinsk, 222 of the employees of the Company's Mexican subsidiaries, 247 employees of the Company's Spanish subsidiary and 38 employees of the Company's German subsidiary are covered by collective bargaining agreements, or similar such agreements. National labor laws in some foreign countries in which the Company has substantial operations, including Yugoslavia, Russia and Spain, govern the amount of wages and benefits paid to employees and establish severance and related provisions. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppage or serious labor problems.

ITEM 2.  PROPERTIES


     The following are the principal facilities of the Company and its subsidiaries:


                                                                                    OWNED OR       SQUARE
LOCATION                            PURPOSE                                          LEASED        FOOTAGE
--------                            -------                                          ------        -------


Costa Mesa, California          Corporate headquarters and administrative offices     Owned       178,000
Moscow, Russia                  Administrative and sales office                      Leased         8,450
Budapest, Hungary               Administrative and sales office                      Leased         8,740
High Wycombe, United Kingdom    Administrative office                                Leased         5,000
Irvine, California              Manufacturing facility                               Leased        27,000
Orangeburg, New York            Manufacturing facility                                Owned       100,000
Aurora, Ohio                    Manufacturing and repackaging facility               Leased        67,000
Montreal, Canada                Offices and manufacturing facility                    Owned        93,519
Zoetermeer, The Netherlands     Offices and manufacturing facility                    Owned        23,430
Eschwege, Germany               Offices and manufacturing facility                    Owned        13,278
Mexico City, Mexico             Offices and manufacturing facility                    Owned       290,000
Belgrade, Yugoslavia            Offices and manufacturing facility                    Owned       781,000
St. Petersburg, Russia          Offices and manufacturing facility                    Owned       319,102
Kursk, Russia                   Offices and manufacturing facility                   Leased       167,791
Chelyabinsk, Russia             Offices and manufacturing facility                    Owned       157,873
Tiszavasvari, Hungary           Offices and manufacturing facility                    Owned       623,489
Barcelona, Spain                Offices and manufacturing facility                    Owned        93,991
Brussels, Belgium               Sales Office                                         Leased         6,000
Paris, France                   Sales Office                                         Leased         3,885
Thame, United Kingdom           Offices and warehouse                                Leased        19,500
Opera, Italy                    Sales Office and warehouse                            Owned       153,777
Bryan, Ohio                     Warehouse and manufacturing facility                  Owned        37,000
Sydney, Australia               Sales Office                                         Leased        10,650



     During the third quarter of 1994, ICN Yugoslavia commenced a construction and modernization program at its pharmaceutical complex outside Belgrade, Yugoslavia. This program includes the construction of two new pharmaceutical manufacturing plants (one to produce cephalosporins, which are broad spectrum penicillin resistant antibiotics and the other to produce steroids and hormones) and the modernization of the existing facility. It is estimated that this program will have an aggregate cost of $136,000,000. ICN Yugoslavia intends to fund their construction and modernization through existing funds and funds from local operations and locally funded debt.

     In the opinion of the Company's management, all facilities occupied by the Company are adequate for present requirements, and the Company's current equipment is considered to be in good condition and suitable for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

See Note 7 of Notes to Consolidated Financial Statements

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


     The Company began trading its common stock on the New York Stock Exchange beginning November 14, 1994, the first trading day after the Merger was completed and New ICN common stock was approved for listing on the New York Stock Exchange (Symbol: ICN). Prior to the Merger, SPI common stock was first listed on NASDAQ (National Association of Securities Dealers Automated Quotation System) on October 7, 1983 and was subsequently listed on the American Stock Exchange on July 22, 1988.

     The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange. During 1995, the Company issued stock distributions which totaled 5.6%. The market prices set forth below have been retroactively adjusted for these distributions.

         1995                   HIGH                 LOW
         ----                   ----                 ---

         First Quarter       $ 22 7/8            $ 12 1/8
         Second Quarter        17 3/8              13 7/8
         Third Quarter         24 1/8                  15
         Fourth Quarter        22 1/8              17 1/4

         1996
         ----

         First Quarter         24 1/2                  17
         Second Quarter        28                  21 1/4
         Third Quarter         25                  20 1/8
         Fourth Quarter        20 3/4              17 5/8

     As of March 14, 1997, there were 6,598 holders of record of the Company's common stock.

     In 1995, the Company issued the majority of its annual dividend in the form of stock distributions. Beginning with the first quarter dividend of 1996, the Board of Directors elected to discontinue the issuances of stock distributions while increasing its quarterly per share cash dividend to 7.7 cents per quarter from 7 cents per quarter in 1995, an increase of 10%.

     In March 1997, the Company increased its quarterly per share cash dividend to 8 cents per quarter from 7.7 cents per quarter.

     The Board of Directors will continue to review the Company's dividend policy. The amount and timing of any future dividends will depend upon the financial condition and profitability of the Company, the need to retain earnings for use in the development of the Company's business, contractual restrictions and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

     Effective November 1, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historic financial data of SPI in its financial results and included the results of ICN, Viratek and Biomedicals from the effective date of the Merger.

     The following table sets forth certain consolidated financial data for the five years ended December 31, 1996, 1995, 1994, 1993 and 1992. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements included elsewhere in this Form 10-K.

(Amounts in thousands, except per share information).

                                                                    DECEMBER 31
                                      ----------------------------------------------------------------
                                           1996         1995         1994           1993         1992
                                      ----------------------------------------------------------------
Statement of
OPERATIONS DATA:
----------------
Net sales(1)                           $614,080     $507,905     $366,851       $403,957     $476,118

Cost of sales                           291,807      206,049      182,946        211,923      208,745
                                      ----------------------------------------------------------------
Gross profit                            322,273      301,856      183,905        192,034      267,373
Selling, general and
     administrative
     expenses                           192,441      191,459      112,919        134,895      172,395
Royalties to
     affiliates, net                         --           --        7,468          6,121        5,511
Research and development                 15,719       17,231        7,690         11,516        7,836
Purchased research
     and development(2)                      --           --      221,000             --           --
                                      ---------------------------------------------------------------
Income (loss) from operations           114,113       93,166     (165,172)        39,502       81,631
Interest income                          (3,001)      (6,488)      (4,728)        (8,033)      (9,679)
Interest expense                         15,780       22,889        9,317         23,750       13,065
Translation and exchange (gains)
     losses, net                          2,282       (9,484)         191         (3,282)      25,039
                                      ---------------------------------------------------------------
Income (loss) before
     provision for income
     taxes and minority
     interest                            99,052       86,249     (169,952)        27,067       53,206
Provision (benefit) for
     income taxes                        (6,815)       2,997       10,360          5,368        9,095
Minority interest                        18,939       15,915        3,269            189        9,608
                                      ---------------------------------------------------------------
Net income (loss)                     $  86,928      $67,337    $(183,581)      $ 21,510     $ 34,503
                                      ===============================================================
PER SHARE INFORMATION: (3)
--------------------------
Net income (loss)                     $    2.40      $  2.20    $   (7.93)      $    .99     $   1.61
                                      ===============================================================


Common shares used in computation(3)     34,919       30,623       23,138         21,746       21,413
                                      ===============================================================

Cash dividends paid                   $     .23      $   .28    $     .26       $    .24     $    .74
                                      ===============================================================
Historical dividends declared(4)      $     .31      $  1.26    $    1.19       $   1.12     $    1.06
                                      ===============================================================

BALANCE SHEET DATA:
-------------------

Working capital                        $306,764     $190,802     $137,802       $127,259     $120,942
Total assets                            778,651      518,298      441,473        302,017      333,218
Long-term debt                          176,489      154,193      195,181         16,980       21,016
Stockholders' equity                    315,350      162,172       88,908        155,879      135,427

               See accompanying notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA:

(1) ICN Yugoslavia's sales have been adversely affected since the imposition in May 1992 of United Nations sanctions on Yugoslavia, suspended in December 1995.

(2) The Merger resulted in $221,000,000 or $9.55 per share being ascribed to purchased research and development for which no alternative use existed and was written-off immediately. This write-off was a one-time, non-cash charge and is not related to the Company's ongoing research and development activities for Virazole(R). Net income, excluding this one-time, non-cash write-off, was $37,419,000 or $1.62 per share in 1994.

(3) In January 1993, SPI issued a fourth quarter 1992 stock dividend of 2%. During 1993, SPI issued additional stock dividends which totaled 6%. During 1994, SPI and the Company issued additional stock dividends and distributions which totaled 4.8%. During 1995, the Company issued quarterly stock distributions which totaled 5.6%. All share and per share amounts have been restated to reflect these stock dividends and distributions, except for historical dividends issued which are unadjusted for stock, dividends and distributions.

(4) On a historical basis, dividends for 1996 equaled cash distributions of $.31, including the fourth quarter dividend declared on January 31, 1997 of $.077 per share. Dividends for 1995 include cash distributions of $.28 on a historical basis and stock distributions of $.98. Dividends for 1994 include cash dividends of $.26 on a historical basis and stock dividends and distributions of $.93. Dividends for 1993 include cash dividends of $.25 on a historical basis and stock dividends equivalent to $.87. The dividends in 1992 include cash dividends of $.86 on a historical basis and stock dividends equivalent to $.20 per share. The stock dividends and distributions are based upon the market value of SPI's and the Company's common stock at the declaration date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     Prior to November 1994, the ICN group of companies included a pharmaceuticals products company, SPI Pharmaceuticals, Inc. ("SPI"); a research products company, ICN Biomedicals, Inc. ("Biomedicals"); a research and development company, Viratek, Inc. ("Viratek"); and the parent company, ICN Pharmaceuticals, Inc. ("ICN"). Until November 1, 1994, the effective date of the Merger, ICN maintained a controlling interest in the subsidiary companies.

     Effective November 1, 1994, SPI, ICN and Viratek merged into ICN Merger Corp., and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. (the "Merger"). In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and as a result, the Company has reported the historical financial data of SPI in its financial results and the results of ICN, Viratek and Biomedicals have been included with the results of the Company since the effective date of the Merger.

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

     This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 11 of Notes to Consolidated Financial Statements.

                                  1996             1995               1994
                                  ----             ----               ----
NET SALES (IN THOUSANDS)
------------------------

 Pharmaceutical.............. $  549,753       $   446,566        $   357,821
 Biomedical..................     64,327            61,339              9,030
                              ----------       -----------        -----------
 Total Company............... $  614,080       $   507,905        $   366,851
                              ==========       ===========        ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     NET SALES: Eastern Europe was the major contributor for sales growth in 1996. Pharmaceutical net sales in Eastern Europe for the year ended December 31, 1996 were $355,415,000 compared to $254,961,000 for the same period in 1995. The increase of $100,454,000 or 39% reflects an active expansion program that includes three acquisitions in 1996. In Russia, the Company acquired and began consolidating Leksredstva in the second quarter which added $21,068,000 of sales and in the third quarter it acquired and began consolidating Polypharm which added $7,397,000 of sales. In Hungary, the Company acquired and began consolidating Alkaloida in the fourth quarter which added $21,461,000 of sales. Sales at ICN Oktyabr in Russia have increased $18,023,000 due to price and volume increases and the inclusion of a full twelve months of activity this year compared to three quarters of ICN Oktyabr sales in 1995. During 1996, ICN Yugoslavia has been recovering from the effects of a November 1995 devaluation. Net sales at ICN Yugoslavia amounted to $267,166,000 in 1996, an increase of $32,505,000 or 14% over the previous year, primarily due to higher prices partially offset by currency fluctuations due to the impact of the 1995 devaluation. With the lifting of United Nations sanctions, ICN Yugoslavia was able to begin exporting in 1996, which contributed $20,227,000 of sales. See discussion regarding ICN Yugoslavia at "Management's Discussion and Analysis of Financial Condition and Results of Operations - ICN Yugoslavia".

     Pharmaceutical net sales in Eastern Europe for the year ended December 31, 1995 were $254,961,000 compared to $172,124,000 for the same period in 1994. The increase of $82,837,000 or 48% is primarily due to increased sales of $62,537,000 or 36% at ICN Yugoslavia due to improved unit sales and favorable price increases for the year compared to 1994. Also contributing to the increase in sales in 1995 compared to the previous year were the sales of $20,300,000 contributed by the second quarter 1995 acquisition of ICN Oktyabr.

     Pharmaceutical net sales in North America for the year ended December 31, 1996 were $106,442,000 compared to $109,505,000 for the same period in 1995. The decrease of $3,063,000 or 3% reflects a decrease in unit sales of Virazole(R) in the amount of $22,393,000, partially offset by an increase in unit sales primarily in the dermatological, medicinal, and myasthenia gravis product lines. Virazole(R) is used in aerosol form to treat infants hospitalized with severe respiratory infection caused by respiratory syncytial virus ("RSV") and is the only antiviral therapeutic for this infection. RSV is a seasonal illness which occurs primarily in late fall through early spring. Early in the 1995/1996 season, the number of hospital admissions and positive cultures for RSV suggested a heavy incidence of infection. However, the severity of infection in this season was not as high as the prior seasons nor as heavy as such earlier evidence indicated resulting in a lower hospital demand for Virazole(R) and consequently an increased level of inventory at the wholesale level. The increased wholesale inventory levels combined with trends in the industry toward managed health care during the first part of the 1996/1997 season adversely impacted total 1996 Virazole(R) sales despite additional sales promotional efforts which included more favorable credit terms and sales discounts. Additionally, sales of Virazole(R) may have been (and may continue to be) affected by a January 1996 change in the American Academy of Pediatrics guidelines for the use of Virazole(R) in RSV from "should be used" to "may be considered". Future sales may also be impacted by the severity of the next RSV season and the increased level of inventory still remaining at the wholesale level as well as by a recently approved product designed to prevent RSV. Sales of Virazole(R) in the first quarter of 1997 are expected to be negligible compared to $8,100,000 in the first quarter of 1996. Due to the fact that RSV is a seasonal disease, Virazole(R) sales from year to year are subject to the incidence and severity of the disease which cannot be predicted with certainty.

     Pharmaceutical net sales in North America for the year ended December 31, 1995 were $109,505,000 compared to $92,112,000 for the same period in 1994, an increase of $17,393,000 or 19%. Unit sales of virtually all pharmaceutical products increased in the United States in 1995. Sales of Virazole(R) increased to $44,768,000 in 1995 from $35,868,000 in 1994, an increase of 25%.
Prescription dermatologicals increased to $22,769,000 in 1995 from $18,437,000 in 1994, an increase of 24%.

     Pharmaceutical net sales in Western Europe for the year ended December 31, 1996 were $35,826,000 compared to $37,226,000 in 1995. The decrease of
$1,400,000 or 4% reflects primarily a decline in vision care sales in Holland and decline in other pharmaceutical sales, partially offset by an increase in Virazole(R) sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Pharmaceutical sales in Western Europe rose to $37,226,000 in 1995 from $28,949,000 in 1994. This increase in net sales of 29% is primarily a result of strong unit sales of Calcitonina (calcitonin) for osteoporosis and Huberdoxina(TM), an antibiotic in Spain. In addition, expanded resources were used to promote Virazole(R) sales in Western Europe for the 1995/1996 RSV season contributing to an increase in net sales of $2,151,000.

     Pharmaceutical net sales in Latin America for the year ended December 31, 1996 were $47,359,000 compared to $41,984,000 for the same period in 1995, an increase of $5,375,000 or 13%. Such increases were primarily due to price increases, partially offset by a small decrease in unit sales and currency exchange fluctuations. Pharmaceutical net sales in Latin America decreased to $41,984,000 in 1995 from $56,393,000 in 1994, a decrease of 26%. In 1995, sales were negatively impacted by inflation and the devaluation of the Mexican peso.

     The biomedicals business had net sales for 1996 of $64,327,000 compared to $61,339,000 in 1995, an increase of $2,988,000 or 5%. This increase is primarily due to the effect of the additional sales of diagnostic products acquired from Becton-Dickinson in May 1995 of $1,837,000 and additional Dosimetry sales resulting from the acquisition of the former Siemens Dosimetry Service in July 1996 of $446,000, which were partially offset by a decrease in Instrument sales of approximately $4,423,000 resulting from the sale of the instrument business division in March 1996.

     Biomedicals net sales for 1995 of $61,339,000, were $4,612,000 or 8% higher than 1994 net sales of $56,727,000, assuming the Merger occurred on January 1, 1994, primarily due to the additional sales of diagnostic products acquired from Becton-Dickinson in 1995.

     GROSS PROFIT: Gross profit as a percentage of sales was 52% for 1996 compared to 59% for 1995. The decrease in gross profit margins is primarily due to a decrease in gross margins at ICN Yugoslavia reflecting the impact of the November 1995 devaluation which was partially offset by an 83% price increase in December 1995 and a 30% price increase in April 1996. Typically, sales made subsequent to a devaluation are lower due to higher exchange rates and a lack of sufficient price increases while the cost of sales for inventory manufactured prior to the devaluation is expensed at a higher historical exchange rate. Margins will begin to improve after a devaluation if price increases are obtained and when older, higher priced inventory is replaced with inventory manufactured after the devaluation. ICN Yugoslavia's gross margins for the first, second, third and fourth quarters of 1996 were 29%, 37%, 43% and 53%, respectively. Additionally, the gross profit margin of the newly acquired companies of Leksredstva, Polypharm and Alkaloida, 36%, 36% and 22%, respectively, also contributed to the relative decline. The gross profit margin in the Company's operating units outside of Eastern Europe remained consistent with 1995 at 69%.

     Gross profit as a percentage of sales was 59% for 1995 compared to 50% for 1994. The increase in gross profit was primarily due to improved unit costs at ICN Yugoslavia where gross profit margins increased to 50% in 1995 from 29% in 1994. During 1993, the unit cost of inventory had risen due to higher material prices resulting from the economic conditions that existed in Yugoslavia. This higher priced inventory is reflected in cost of sales for 1994 and in 1995 was replaced with inventory having a lower unit cost, as a result of an improved economic environment in Yugoslavia and higher production levels. The gross profit margin in the Company's operating units, other than ICN Yugoslavia, decreased to 67% in 1995 from 69% in 1994 due primarily to a full year impact of biomedical sales in 1995 compared to two months of biomedical sales in 1994. The biomedical business gross profit margins were 56% compared to the pharmaceutical business gross profit margins, excluding ICN Yugoslavia, of 71%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $192,441,000 or 31% of sales in 1996 compared to $191,459,000 or 38% in 1995. For 1996, these costs reflect decreasing expenses primarily at ICN Yugoslavia principally due to differences in exchange rates of the Yugoslavian dinar in 1996 compared to 1995 and lower level of expenditures. Offsetting such decrease are increases in selling, general and administrative expenses in North America and Western Europe due to expanded marketing efforts in these regions and a charge of $3,500,000 related to the settlement of a commercial dispute and a penalty imposed by the Canadian Patent Price Review Board. Additionally, the new Eastern European acquisitions contributed $4,504,000 of expenses in 1996.

     Under the Exclusive License and Supply Agreement with a subsidiary of Schering Plough Corporation ("Schering") to develop Virazole(R) for the treatment of hepatitis C, the Company retains the right to co-market in the countries of the European Economic Community. The Company expects to incur significant pre-launch marketing expenses over the next two years. These efforts may cause the ratio of selling, general and administrative expenses to sales to increase during this period of time resulting from additional expenses without immediate incremental revenues.

     Selling, general and administrative expenses were $191,459,000 or 38% of sales in 1995 compared to $112,919,000 or 31% of sales in 1994. This increase was primarily due to higher operating expenses at ICN Yugoslavia resulting from inflationary pressures and the impact of a full year of biomedical operations in 1995 compared to two months of biomedical operations in 1994. The biomedical selling, general and administrative expenses as a percentage of sales were 46% compared to 29% for the pharmaceutical business.

     RESEARCH AND DEVELOPMENT COSTS: Research and development costs decreased $1,512,000 in 1996 compared to 1995. Such decrease occurred primarily at ICN Yugoslavia and is principally due to differences in exchange rates of the Yugoslavian dinar. The increase in research and development costs, excluding the write-off of purchased research and development of $221,000,000 in 1995 compared to 1994 of $9,541,000, is primarily due to the acquisition of the Viratek research programs in the Merger and increased spending at ICN Yugoslavia.

     TRANSLATION AND EXCHANGE GAINS AND LOSSES, NET: Foreign exchange losses, net, in 1996 were $2,282,000 compared to foreign exchange gains, net, of $9,484,000 in 1995. For the year ended December 31, 1996, ICN Yugoslavia's and ICN Oktyabr's translation losses were $4,290,000 and $1,033,000, respectively, which related to changes in local currency and its impact on their net monetary asset position. Partially offsetting these losses were translation gains of $3,276,000 related to the Company's foreign denominated debt.

     Foreign exchange gains, net, in 1995 were $9,484,000 compared to foreign exchange losses, net, of $191,000 in 1994. Foreign exchange gains at ICN Yugoslavia of $12,063,000 in 1995 related to exchange rate fluctuations of the dinar and a devaluation of the dinar on November 24, 1995 (See "Management's Discussion and Analysis of Financial Condition and Results of Operation - ICN Yugoslavia") which was partially offset by foreign exchange losses of $2,688,000 on the Company's foreign denominated debt.

     INTEREST EXPENSE: The decrease in interest expense in 1996 compared to 1995 of $7,109,000 is primarily due to the effect of the retirement of $34,160,000 of the Company's 12 7/8% Sinking Fund Debentures during 1995 and the capitalization of interest related to plant construction at ICN Yugoslavia. For the year ended 1996, the Company capitalized $3,770,000 compared to $1,978,000 in 1995.

     The increase in interest expense in 1995 compared to 1994 of $13,752,000 is primarily due to interest expense on additional debt assumed in the Merger and the issuance of $115,000,000 Convertible Notes in November 1994, the proceeds of which were used to pay a portion of the debt assumed in the Merger. Additionally, the weighted average interest rate on short-term borrowings increased to 58% in 1995 compared to 9% in 1994. This increase reflects a hyperinflationary 66% average short-term borrowing rate at ICN Yugoslavia in 1995 compared to a stabilized rate of 9.5% in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     INCOME TAXES: The Company's effective income tax rate was (7%), 3% and 6% for 1996, 1995 and 1994, respectively. The Company operates in many regions where the tax rate is low or it benefits from a tax holiday. In Yugoslavia, the Company benefited from tax credits arising from the acquisition of ICN Yugoslavia and in Russia the tax rate was low due to special tax relief afforded to pharmaceutical companies. In 1996, the Company recorded a tax benefit of $6,815,000 primarily resulting from the favorable outcome of tax audits and the tax benefit from the Company's current year tax loss in the U.S which was carried back to prior tax years resulting in the recovery of taxes previously paid. This trend of low tax rates may not continue in the future. The special tax relief for Russia applied to only 1996.

     In 1995, the Company benefited from a devaluation of ICN Yugoslavia's tax liability balances, utilization of construction tax credits in Yugoslavia and the revaluation of the Company's deferred tax assets. The Company's effective tax rate of 6% in 1994 was significantly different than the expected United States statutory rate of 35% due to the write-off of purchased research and development related to the Merger for which there is no related tax benefit.

     In 1997, certain tax benefits that were acquired in the acquisition of ICN Yugoslavia will expire. The expiration of these tax benefits will raise the overall effective tax rate for ICN Yugoslavia. However, this increase may be partially offset by tax credits provided by Yugoslavia for plant construction.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities in 1996 was $25,548,000, reflecting the effect of increased levels of accounts receivable of $181,726,000 primarily at ICN Yugoslavia and North America, partially offset by a decrease in inventory levels of $43,306,000 primarily at ICN Yugoslavia. The increase in accounts receivable at ICN Yugoslavia of $136,571,000 relates to increasing sales and the lengthening of the collection period of receivables resulting from the lack of availability of dinars in Yugoslavia. See Management's Discussion and Analysis of Financial Condition and Results of Operations - ICN Yugoslavia for expanded discussion regarding liquidity at ICN Yugoslavia. Additionally, the level of accounts receivable at December 31, 1995 was relatively low due to the devaluation in November 1995, the postponement of sales in anticipation of a December price increase and the effect of actions to reduce its overall monetary exposure. Cash provided by operations in 1995 was $79,326,000. Included in cash from operations for 1995 is an advance payment from Schering of $23,000,000 related to the use of Virazole(R) for the treatment of hepatitis C and cash payments used for increased inventory levels at ICN Yugoslavia of $23,336,000.

     On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with Schering to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering's alpha interferon. The Agreement provided the Company an initial non-refundable payment by Schering of $23,000,000 and future royalty payments to the Company for marketing of the drug, including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for the treatment of hepatitis C worldwide, except that the Company will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering is responsible for all clinical developments worldwide.

     The $23,000,000 non-refundable payment was recorded by the Company as prepaid royalty income of $10,000,000, a license fee of $8,000,000 and a liability to Schering for certain cost sharing agreements of $5,000,000. The prepaid royalty is being amortized to income based upon future sales of the product and the license fee is being amortized on a straight line basis to income over the exclusive period of the Agreement, fifteen years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Cash used in investing activities decreased $5,063,000 to $41,962,000. The Company reduced its level of capital expenditures by $23,477,000 compared to 1995, primarily at ICN Yugoslavia, where the Company has an on-going plant expansion program. However, as a result of certain liquidity problems in Yugoslavia, the Company made a decision to reduce its 1996 capital expenditures. While the capital expenditures related to this expansion were substantially lower in 1996 compared to 1995, the estimated cost of completing this project is approximately $100,000,000, with a planned completion date in 2000. From the beginning of the project in 1994, ICN Yugoslavia has expended $52,360,000. ICN Yugoslavia intends to fund this program through existing funds and funds generated from local operations and locally funded debt.

     Additionally, $51,222,000 was used in 1996 for acquisitions primarily in Eastern Europe and the United States which was partially offset by the sale of marketable securities of $27,663,000.

     Cash provided by financing activities was $82,680,000. Included in 1996 are $32,842,000 and $47,392,000 of net proceeds from the issuance of common stock and preferred stock, respectively, primarily used to fund acquisitions in the United States and Eastern Europe and working capital, $10,167,000 of proceeds from the exercise of stock options partially offset by payment of short term and long term debt of $42,288,000 and $6,999,000 of dividends paid.

     In 1995, cash used by financing activities includes the early retirement of the 12 7/8% Sinking Fund Debentures of $34,160,000 and a reduction of notes payable, collateralized by marketable securities, of $8,103,000. In 1995, the Company sold common stock in the amount of $5,753,000 of which approximately $3,000,000 of the proceeds were utilized to purchase the radioimmunoassay product line from Becton-Dickinson and the remainder utilized for working capital purposes.

     PRODUCT LIABILITY: In December 1985, the Company discontinued product liability insurance in the United States. While to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance. See Note 7 of Notes to Consolidated Financial Statements.

     DEMANDS ON LIQUIDITY: Management believes that funds generated from operations will be sufficient to meet its normal operating requirements during the coming year. The Company's recent acquisitions in Hungary, Russia and China will require $23,000,000 of cash in 1997. Also, if the historic rate of growth in Eastern Europe continues, these operations will require increasing levels of working capital and funds for additional facilities or upgrading of existing facilities. Additionally, the Company has several preliminary acquisition prospects that may require significant funds in 1997. Management believes that funds generated from operations will not be sufficient for all of these needs and will seek refinancing of existing short term debt, some of which was assumed in the 1996 acquisitions, and additional financing through debt or equity issues, although there can be no assurance that the Company can raise additional funds.

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

     During the last three years, the cumulative inflation rate in Mexico has exceeded 100%. Starting in 1997, the Company will begin translating the financial statements of its operations in Mexico using accounting methods that apply to hyperinflationary economies. At December 31, 1996, Mexico had a net monetary asset position of $7,459,000 which would be subject to loss if a devaluation were to occur.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     The Company is subject to foreign currency risk on its foreign denominated debt of $19,134,000, which is primarily denominated in Swiss francs, at December 31, 1996 and to devaluation losses on net monetary assets positions in Yugoslavia and Russia. See "ICN Yugoslavia" below and Note 13 of Notes to Consolodated Financial Statements for further discussion. At December 31, 1996, the net monetary asset position of the Company's Russian operations was $9,744,000 which would be subject to a loss if a devaluation were to occur.

     The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. While the Company attempts to raise selling prices in anticipation of inflation, the Company has been affected by the lag in allowed price increases in Yugoslavia and Mexico, which has created lower sales in U.S. dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation. From a global perspective the Russian pharmaceutical market and the United States market are unique in that pharmaceutical prices are not heavily regulated by the government.

ICN YUGOSLAVIA

     ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The current economic trend in Yugoslavia is toward unfavorable economic conditions that includes continuing liquidity problems, inflation and monetary exposures, potential devaluation, government spending limitations, credit risk, political instability, sanctions and price controls. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a material adverse impact on the Company's financial position and results of operations could occur.

     The Company is pursuing actions to reduce its monetary exposure. These actions include converting $50,000,000 of dinar denominated receivables from the government into a one year note, with interest at LIBOR plus 1%. The note would be in dinars equivalent to $50,000,000 at the time of payment. The Company is currently seeking to convert an additional $50,000,000 of receivables into a one year note payable in dinars equivalent to $50,000,000.

     Yugoslavia is subject to political instability. With Presidential and parliamentary elections taking place later in 1997 and with the potential for continued economic deterioration, political instability may continue. Management believes that the 1997 elections may result in political change that would lead to economic reform.

     Management believes that economic reform and privatization is necessary before the Yugoslavian economy will improve. The lifting of sanctions has provided opportunities to export outside of Yugoslavia; however, Yugoslavia has not fully recovered the international status it held before sanctions. The Yugoslavian government is still negotiating to regain membership in the International Monetary Fund and World Bank.

     For additional information and expanded discussion regarding the impact of ICN Yugoslavia, see Note 13 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 on the computation and presentation of earnings per share ("EPS"). SFAS No. 128 simplifies the computation for and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


face of the income statement. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented. Earlier application is not permitted. The Company will implement the accounting standard beginning with its annual financial statements for the year ended December 31, 1997.

"THE SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995.

     This Annual Report on Form 10-K contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to governmental approval of the marketing or manufacturing of certain of the Company's products and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Annual Report on Form 10-K and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Yugoslavia, Eastern Europe, Russia and China in light of the unstable economies, political and regulatory conditions in such countries; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to Virazole(R), and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits pending against the Company; the Company's dependence on its management, including Milan Panic, its Chairman and Chief Executive Officer; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         QUARTERLY FINANCIAL DATA (UNAUDITED)

          Following is a summary of quarterly financial data for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts):

                                          FIRST         SECOND         THIRD        FOURTH
1996                                     QUARTER        QUARTER       QUARTER       QUARTER
----                                     -------        -------       -------       -------

Net sales                               $ 138,162     $ 143,746     $ 157,917     $ 174,255
Gross profit                               70,134        71,439        87,402        93,298
Net income                                 22,003        14,893        20,835        29,197

Net income per share - primary          $     .65     $     .42     $     .60     $     .74
Net income per share - fully diluted    $     .64     $     .41     $     .59     $     .69


1995
----

Net sales                               $ 132,243     $ 128,773     $ 137,503     $ 109,386
Gross profit                               77,927        72,398        83,972        67,559
Net income                                 17,034        13,894        16,933        19,476

Net income per share(1) - primary       $     .57     $     .44     $     .52     $     .61
Net income per share(1) - fully diluted $      --     $     .43     $     .51     $     .59

(1) Net income per share has been restated to reflect quarterly stock dividends and distributions totaling 5.6% during 1995.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER  31, 1996




Report of independent accountants ........................................    26

Financial statements:

   Consolidated balance sheets at December 31, 1996 and 1995..............    27

   For the years ended December 31, 1996, 1995 and 1994:

   Consolidated statements of income......................................    28
   Consolidated statements of stockholders' equity........................    29
   Consolidated statements of cash flows..................................    30

   Notes to consolidated financial statements.............................    31

Schedule supporting the consolidated financial statements for the years ended December 31, 1996, 1995 and 1994:

   II.-- Valuation and qualifying accounts................................    60

   The other schedules have not been submitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and stockholders of ICN Pharmaceuticals, Inc.:

     We have audited the consolidated financial statements and the financial statement schedule of ICN Pharmaceuticals, Inc. (a Delaware corporation, formerly SPI Pharmaceuticals, Inc.) and Subsidiaries listed in the index on page 25 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     As discussed in Note 13 to the financial statements, as of December 31, 1996, the Company has net monetary assets of $134,000,000 at ICN Yugoslavia which would be subject to foreign exchange loss if a devaluation of the Yugoslavian dinar were to occur.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.
Los Angeles, California
March 4, 1997

                            ICN PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS
                                                         1996             1995
                                                         ----             ----
Current Assets:
Cash and cash equivalents                           $     39,366     $    24,094
Restricted cash                                              552             538
Marketable securities                                         --          27,536
Receivables, net                                         258,531          68,513
Inventories, net                                         120,973         138,756
Prepaid expenses and other current assets                 24,979          24,179
                                                    ------------     -----------
     Total current assets                                444,401         283,616
Property, plant and equipment (at cost), net             234,209         172,487
Deferred taxes, net                                       34,334          34,692
Other assets                                              32,230          21,828
Goodwill and intangibles, net                             33,477           5,675
                                                    ------------     -----------
                                                    $    778,651     $   518,298
                                                    ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables                                      $     62,049     $    33,402
Accrued liabilities                                       55,383          39,031
Notes payable                                             13,231           4,426
Current portion of long-term debt                          5,961           7,650
Income taxes payable                                       1,013           8,305
                                                    ------------     -----------
     Total current liabilities                           137,637          92,814
Long-term debt, less current portion:
     Convertible into common stock                       130,941         140,951
     Other long-term debt                                 45,548          13,242
Deferred license and royalty income                       13,850          15,139
Other liabilities                                         15,622          31,444
Minority interest                                         96,583          62,536
Common stock subject to Put Agreement,
     1,065 shares                                         23,120              --
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 10,000 shares
 authorized; 50 shares of Series B issued and
 outstanding at December 31, 1996 ($50,000
 liquidation preference)                                       1              --
Common stock, $.01 par value; 100,000 shares
 authorized; 33,422 and 30,420 shares issued
 and outstanding at December 31, 1996 and 1995,
 respectively (including shares subject to
 Put Agreement)                                              324            304
Additional capital                                       368,187        290,106
Retained deficit                                         (25,915)      (105,844)
Foreign currency translation adjustment                  (27,247)       (22,624)
Unrealized gain  on marketable securities                     --            230
                                                    ------------    -----------
Total stockholders' equity                               315,350        162,172
                                                    ------------    -----------
                                                        $778,651    $   518,298
                                                    ============    ===========

The accompanying notes are an integral part of these consolidated statements.

28
                            ICN PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1996             1995           1994
                                                            ----             ----           ----

Net sales                                               $   614,080     $   507,905     $   366,851
Cost of sales                                               291,807         206,049         182,946
                                                        -----------     -----------     -----------

    Gross profit                                            322,273         301,856         183,905

Selling, general and administrative expenses                192,441         191,459         112,919
Royalties to affiliates, net                                     --              --           7,468
Research and development costs                               15,719          17,231           7,690
Write-off of purchased research
    and development                                              --              --         221,000
                                                        -----------     -----------     -----------
    Income (loss) from operations                           114,113          93,166        (165,172)

Translation and exchange (gain) loss, net                     2,282          (9,484)            191
Interest income                                              (3,001)         (6,488)         (4,728)
Interest expense                                             15,780          22,889           9,317
                                                        -----------      -----------     -----------

  Income (loss) before provision (benefit) for
    income taxes and minority interest                      99,052          86,249         (169,952)

Provision (benefit) for income taxes                         (6,815)          2,997          10,360
Minority interest                                            18,939          15,915           3,269
                                                        -----------     -----------     -----------
  Net income (loss)                                     $    86,928     $    67,337     $  (183,581)
                                                        ===========     ===========     ===========

Primary:
  Net income (loss) per share                           $      2.40     $      2.20     $     (7.93)
                                                        ===========     ===========     ===========

  Common shares used in computation                          34,919          30,623          23,138
                                                        ===========     ===========     ===========

Fully Diluted:
  Net income per share                                  $      2.27     $      2.19
                                                        ===========     ===========

  Common shares used in computation                          40,138          37,981
                                                        ===========     ===========


The accompanying notes are an integral part of these consolidated statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS), EXCEPT PER SHARE DATA)


                                                                                             FOREIGN UNREALIZED GAIN
                                                                                   RETAINED  CURRENCY    (LOSS) ON
                                   PREFERRED STOCK      COMMON STOCK    ADDITIONAL EARNINGS  TRANSLATION MARKETABLE
                                    SHARES   AMOUNT    SHARES  AMOUNT     CAPITAL  (DEFICIT) ADJUSTMENTS SECURITIES  TOTAL
                                    ------   ------    ------  ------     -------  --------- ----------- ----------- -----

BALANCE AT DECEMBER 31, 1993          --     $ --      20,101  $  202   $ 91,449   $ 70,973  $ (6,745)   $    --  $ 155,879
Exercise of stock options             --       --          80       1        587         --        --         --        588
Translation adjustments               --       --          --      --         --         --    (9,964)        --     (9,964)
Tax benefit of stock options
  exercised                           --       --          --      --        134         --        --         --        134
Stock issued in Merger                --       --       6,477      65    134,328         --        --         --    134,393
Net unrealized loss on
  marketable securities               --       --          --      --         --         --        --     (3,432)    (3,432)
Shares issued as employee
  compensation                        --       --          70       1      1,090         --        --         --      1,091
Cash dividend ($.26 per share)        --       --          --      --         --     (6,181)       --         --     (6,181)
Effect of 1994 quarterly stock
   dividends and distributions        --       --         832       8     17,410    (17,437)       --         --        (19)
Effect of stock distribution
   declared in March 1995             --       --         468       5      6,715     (6,720)       --         --         --
Net loss                              --       --          --      --         --   (183,581)       --         --   (183,581)
                              ---------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994          --       --      28,028     282    251,713   (142,946)  (16,709)    (3,432)    88,908
Exercise of stock  options            --       --         503       4      3,698         --        --         --      3,702
Translation adjustments               --       --          --      --         --         --    (5,915)        --     (5,915)
Issuance of common stock in
   connection with acquisitions       --       --         715       7     11,073         --        --         --     11,080
Net unrealized gain on
   marketable securities              --       --          --      --         --         --        --      3,662      3,662
Tax benefit of stock options
   exercised                          --       --          --      --      1,300         --        --         --      1,300
Cash dividends ($.28 per share)       --       --          --      --         --     (7,902)       --         --     (7,902)
Effect of 1995 quarterly stock
   distributions                      --       --       1,174      11     22,322    (22,333)       --         --         --
Net income                            --       --          --      --         --     67,337        --         --     67,337
                             -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995          --       --      30,420     304    290,106   (105,844)  (22,624)       230    162,172
Exercise of stock options             --       --         868       9     10,158         --        --         --     10,167
Translation adjustments               --       --          --      --         --         --    (4,623)        --     (4,623)
Issuance of preferred stock           50        1          --      --     47,391         --        --                47,392
Issuance of common stock in
  connection with acquisitions        --       --        357        4      6,841         --        --         --      6,845
Issuance of common stock              --       --        712        7     12,091         --        --                12,098
Net unrealized gain on
  marketable securities               --       --         --       --         --         --        --       (230)      (230)
Tax benefit of stock options
  exercised                           --       --         --       --      1,600         --        --         --      1,600
Cash dividends ($.23 per share)       --       --         --       --         --     (6,999)       --         --     (6,999)
Net income                            --       --         --       --         --     86,928        --         --     86,928
                             ----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996          50     $  1     32,357    $ 324  $ 368,187  $ (25,915) $(27,247)        --   $315,350
                             ==============================================================================================



The accompanying notes are an integral part of these consolidated statements.

30

                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)
                                                                   1996           1995           1994
                                                                   ----           ----           ----
Cash flows from operating activities:
   Net income (loss)                                          $   86,928      $   67,337     $ (183,581)
 Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                  16,292          13,814          9,248
  (Decrease) increase in allowance for losses on
      accounts receivable                                          4,345          (1,262)         1,410
   Write-off of purchased research and development                    --              --        221,000
   Foreign exchange (gains) losses, net                            2,282          (9,484)           191
   Loss (gain)  on sale of fixed assets                              982              10           (294)
   (Decrease) increase in inventory allowances                       106          (2,310)         3,835
   Other non-cash gains                                             (387)           (331)            --
   Minority interest                                              18,939          15,915          3,451
Change in assets and liabilities, net of effects of
                                   acquired companies:
   Receivables                                                  (181,726)            524        (30,270)
   Inventories                                                    43,306         (33,950)        25,823
   Prepaid expenses and other  assets                            (11,618)        (11,461)       (20,137)
   Proceeds from license and royalty fees                             --          23,000             --
   Other liabilities and deferred income taxes                   (10,795)         19,120            699
   Trade payables and accrued liabilities                         13,683           5,410          6,795
   Income taxes payable                                           (7,885)         (7,006)         4,387
                                                              ----------      ----------      ---------
      Net cash (used in) provided by operating activities        (25,548)         79,326         42,557
                                                              ----------      ----------      ---------
Cash flows from investing activities:
   Capital expenditures                                          (26,216)        (49,693)       (20,205)
   Proceeds from sale of fixed assets                              6,954              64            164
   Sale of marketable securities                                  27,663           6,204             --
   Decrease in restricted cash                                        --             887             --
   Cash acquired in connection with acquisitions
    (including $1,425 of restricted cash in 1994)                    859              --          9,921
   Acquisition of foreign license rights,
    product lines and businesses                                 (51,222)         (4,495)            --
    Other, net                                                        --               8         (1,270)
                                                              ----------      ----------      ---------
      Net cash used in investing activities                      (41,962)        (47,025)       (11,390)
                                                              ----------      ----------      ---------
Cash flows from financing activities:
   Net increase (decrease) in notes payable                      (10,908)            268         (9,174)
   Proceeds from issuance of long-term debt                       20,975             284        117,008
   Payments on long-term debt                                    (13,984)        (52,623)       (82,409)
   Payments to former affiliates                                      --              --        (23,718)
   Proceeds from issuance of preferred stock                      47,392              --             --
   Proceeds from stock issuance                                   32,842           5,753             --
   Proceeds from issuance of stock put right                       3,195               0              0
   Proceeds from exercise of stock options                        10,167           3,702            588
   Dividends paid                                                 (6,999)         (7,902)        (5,214)
                                                              ----------      -----------     ---------
      Net cash (used in) provided by financing activities         82,680         (50,518)        (2,919)
                                                              ----------      ----------      ---------
Effect of exchange rate changes on cash                              102             (65)          (649)
                                                              ----------      ----------      ---------
Net (decrease) increase in cash and cash equivalents              15,272         (18,282)        27,599
Cash and cash equivalents at beginning of year                    24,094          42,376         14,777
                                                              ----------      ----------      ---------
Cash and cash equivalents at end of year                      $   39,366      $   24,094      $  42,376
                                                              ==========      ==========      =========

The accompanying notes are an integral part of these consolidated statements.

31
                            ICN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.   ORGANIZATION AND BACKGROUND:

     On November 1, 1994, the stockholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek") and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies ("the Merger"). Effective
November 1, 1994, SPI, ICN and Viratek merged into ICN Merger Corp. and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("the Company").

     The Merger was accounted for using the purchase method of accounting. Additionally, for accounting purposes, SPI was treated as the acquiring company and, as a result, the Company has reported the historical financial data of SPI in its financial results and includes the results of ICN, Viratek and Biomedicals since the effective date of the Merger.

     SPI was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN and was 39%-owned by ICN prior to the Merger. Viratek and Biomedicals were 63%-owned and 69%-owned by ICN, respectively, prior to the Merger.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements for 1996 and 1995 include the accounts of the Company and all of its majority owned subsidiaries. The consolidated financial statements for 1994 include the full year financial results of SPI and majority owned subsidiaries and the financial results of ICN, Viratek and Biomedicals from the effective date of the Merger. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies are recorded at cost. The accompanying consolidated financial statements reflect the elimination of all significant intercompany account balances and transactions.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents at December 31, 1996 and 1995 includes $28,687,000 and $1,017,000, respectively, of certificates of deposit which have maturities of three months or less. For purposes of the statements of cash flows, the Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments.

     MARKETABLE SECURITIES: In 1995, the Company classified its investment in corporate bond securities, with maturities ranging from 1999 to 2003, as available for sale. Changes in market values were reflected as unrealized gains and losses, calculated on the specific identification method, in stockholders' equity. The contractual maturity value of these securities was $26,700,000. In January 1996, the Company sold $26,663,000 of corporate bond securities for a total of $26,952,000 resulting in a realized gain of $289,000.

     INVENTORIES: Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis.

     PROPERTY, PLANT AND EQUIPMENT: The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7-50 years, machinery and equipment from 3-30 years, furniture and fixtures from 3-15 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease.

32
                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income.

     The Company capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to Property, Plant and Equipment and amortized over the lives of the related assets.

     GOODWILL AND INTANGIBLES: The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheets as goodwill and intangibles. Goodwill and intangibles amortization periods range from 5 to 23 years depending upon the nature of the business or products acquired. The Company periodically evaluates the carrying value of goodwill and intangibles including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the acquired entity or product line with the carrying value of the goodwill. Based on its review, the Company does not believe that an impairment of its goodwill and intangibles has occurred.

     NOTES PAYABLE: The Company classifies various borrowings with initial terms of one year or less as notes payable. The weighted average interest rate on short-term borrowings outstanding at December 31, 1996 and 1995 was 17% and 58%, respectively. The December 31, 1995 weighted average interest rate reflects a hyperinflationary 66% rate at ICN Yugoslavia.

     FOREIGN CURRENCY TRANSLATION: The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at the end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at the end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. The recorded (gains) losses from foreign exchange translation and transactions for 1996, 1995 and 1994, were $2,282,000, $(9,484,000) and $191,000 respectively.

     INCOME TAXES: Income taxes are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than an enactment of changes in the tax law or rates.

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

     PER SHARE  INFORMATION:  Net income (loss) per share is based on net income
(loss) after preferred stock dividend requirements, the weighted average number of common shares outstanding, including shares issued subject to put option, and

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

the dilutive effect of common share equivalents. Common share equivalents represent shares issuable for outstanding options, on the assumption that the proceeds would be used to repurchase shares in the open market, and the shares issuable related to the Company's convertible preferred stock and to certain of the Company's convertible debentures. Such convertible preferred stock and convertible debentures are considered common stock equivalents if they meet certain criteria at the time of issuance and have a dilutive effect, if converted.

     During 1996, the Company's Board of Directors declared quarterly cash distributions for the first, second and third quarters totaling $.23 per share. On January 31, 1997, the Company's Board of Directors declared a fourth quarter cash distribution of $.077 per share, payable to stockholders of record on February 13, 1997. In 1995, the Company issued quarterly stock distributions which totaled 5.6%. In 1994, the Company issued stock dividends and distributions which totaled 4.8%. All share and per share amounts used in computing earnings per share have been restated to reflect these stock dividends and distributions.

     STOCK BASED COMPENSATION: The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

     RECLASSIFICATIONS: Certain prior year items have been reclassified to conform with the current year presentation.

3.   ACQUISITION OF THE PREDECESSOR COMPANIES:

     As part of the Merger, the Company issued approximately 6,476,770 common shares valued on November 10, 1994 at $20.75 per share, which was the publicly traded price of SPI's common shares at that date. Accordingly, the purchase price, including direct acquisition costs of $3,654,000, has been allocated to the estimated fair value of the net assets, including amounts ascribed to purchased research and development costs which were charged to operations immediately following the consummation of the Merger.

     The purchase price allocation, as of the effective date of the Merger, is summarized as follows (in thousands):

   Current assets (including cash of $9,921 of which $1,425 was restricted)... $  37,711
   Property, plant and equipment..............................................    44,335
   Acquired intangibles and goodwill..........................................    35,000
   Other non-current assets...................................................     8,724
   Current liabilities........................................................   (52,931)
   Long-term liabilities......................................................  (155,792)
   Purchased research and development.........................................   221,000
                                                                               ---------
       Total purchase price................................................... $ 138,047
                                                                               =========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     The Company obtained independent third party appraisals for the acquired in-process research and development costs and certain other intangible costs, primarily patents and trademarks. The $221,000,000 which represents the valuation of acquired in-process research and development for which no alternative use exists, has been charged to operations immediately upon consummation of the Merger in accordance with generally accepted accounting principles. In the fourth quarter of 1995, the purchase price allocation was finalized by recording a liability for a pre-acquisition contingency, in an amount that the Company considers adequate.

4.  RELATED PARTY TRANSACTIONS:

     GENERAL: Prior to the Merger, ICN controlled Biomedicals and Viratek through stock ownership and board representation and was affiliated with SPI. Certain officers of ICN occupied similar positions with SPI, Biomedicals, and Viratek. Prior to the Merger, ICN, SPI, Biomedicals, and Viratek engaged in certain transactions with each other.

     ROYALTY AGREEMENTS: Effective December 1, 1990, SPI entered into a royalty agreement with Viratek whereby a royalty of 20% of all sales of Virazole(R) was paid to Viratek. Sales of Virazole(R), for purposes of determining royalties to Viratek for 1994 were $35,855,000, which generated royalties to Viratek for 1994 of $7,171,000. As a result of the Merger, the Company is no longer required to pay this royalty on Virazole(R).

     The Company, under an agreement amended in 1993 between the Company and the employer of a former director, is required to pay $20.00 for each new aerosol drug delivery device manufactured and a 2% royalty on all sales of Virazole(R) in aerosolized form. Such royalties for 1995 and 1994 were $905,000 and $741,000, respectively.

     COST ALLOCATIONS: Prior to the Merger, the affiliated corporations occupied ICN's facility in Costa Mesa, California. The accompanying consolidated statements of income include a charge for rent from ICN of $230,000 in 1994. In addition, the costs of common services such as maintenance, purchasing and personnel were incurred by SPI and allocated to ICN, Viratek and Biomedicals based on services utilized. The total of such costs was $2,207,000 for 1994 of which $1,579,000 was allocated to affiliated corporations. It is management's belief that the methods used and amounts allocated for facility costs and common services were reasonable based upon the usage by the respective companies. As a result of the Merger, such cost allocations are no longer required.

     OTHER: Following is a summary of transactions incurred prior to the Merger, as described above, between the Company and the former affiliated corporations for 1994 (in thousands) :

                                                                         1994
                                                                         ----

  Cash payments to former affiliates, net........................   $   23,718
  Royalties to affiliates, net....................................      (7,469)
  Allocation of common service costs to ICN and its subsidiaries..       1,579
  Rent charged by ICN.............................................        (230)
  Interest expense with affiliates, net...........................        (359)
  Dividends payable to ICN........................................        (967)
  Other, net   ...................................................       2,041
                                                                    ------------
                                                                    $    18,313
                                                                    ===========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     In July 1995, the Company loaned the Chief Operating Officer $93,000 for the exercise of stock options which was repaid in March 1996.

     In August 1996, the Company loaned the Chairman and CEO $428,000 in regards to tax matters relating to the exercise of stock options. This loan along with accrued interest was repaid in November 1996.

     In June 1996, the Company made a short-term loan to the Chairman and CEO in the amount of $3,500,000 for certain personal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of debt of the Chairman with a third party bank. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman's debt. This deposit is recorded as a long-term asset on the balance sheet. The Chairman has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of stock options in the amount of 100,000 options with an exercise price of $22.75 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

5.   INCOME TAXES:

     Pretax income (loss) from continuing operations before minority interest for each of the years ended December 31, consists of the following (in thousands):

                                        1996          1995           1994
                                        ----          ----           ----

  Domestic.....................    $     5,039    $     7,145     $ (194,756)
  Foreign......................         94,013         79,104         24,804
                                   -----------    -----------     ----------
                                   $    99,052    $    86,249     $ (169,952)
                                   ===========    ===========     ==========

The income tax (benefit) provision for each of the years ended December 31, consist of the following (in thousands):

                                        1996          1995            1994
                                        ----          ----            ----
Current
     Federal...................    $   (9,469)    $       --      $    5,829
     State.....................            68            425             100
     Foreign...................         2,228          4,392           4,931
                                   ----------     ----------      ----------
                                       (7,173)         4,817          10,860
Deferred
     Federal...................            --         (1,820)             --
     Foreign...................           358             --            (500)
                                   ----------     ----------      ----------
                                          358         (1,820)           (500)
                                   ----------     ----------      ----------
Total                              $   (6,815)    $    2,997      $   10,360
                                   ==========     ==========      ==========

     The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options of $1,600,000,
$1,300,000,  and  $134,000  in 1996,  1995 and 1994,  respectively,  which  were credited directly to additional capital.

                           ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


     In connection with the Merger, the Company acquired approximately $226,000,000 of net operating loss carryforwards ("NOLs"). Included in the total acquired NOLs were $191,000,000 of domestic NOLs and $35,000,000 of foreign NOLs. Internal Revenue Service Code Section 382 imposes an annual limitation on the availability of NOLs that can be used to reduce taxable income after certain substantial ownership changes of a corporation. Consequently, the Company's annual limitation on utilization of the acquired domestic NOLs is approximately $33,000,000 per year.

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

     In addition to the utilization of the NOLs described above, the Company recognized during 1995 a $27,000,000 tax benefit of an additional $76,000,000 of acquired NOLs and other deferred tax assets through a reduction in the Company's deferred tax asset valuation allowance. This reduction resulted in a $24,000,000 reduction in goodwill and intangibles acquired in connection with the Merger and a $3,000,000 reduction in deferred income tax expense. Realization of the deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 1996, the Company's domestic NOLs were approximately $160,000,000. These domestic NOLs expire in varying amounts from 1998 to 2008.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     The primary components of the Company's net deferred tax asset at December 31, 1996 and 1995 are as follows (in thousands):

                                                1996                 1995
                                                ----                 ----
Deferred tax assets:
     NOL carryforward                      $    71,019            $    69,260
     Inventory and other reserves               11,011                 13,229
     Tax credit carryover                          554                    554
     Deferred income                             4,848                  7,776
     Long-term debt                              4,745                  3,921
     Other                                         855                     --
     Valuation allowance                       (55,769)               (54,181)
                                           -----------            -----------

     Total deferred tax asset                   37,263                 40,559

Deferred tax liabilities:
     Property, plant and equipment                (223)                (3,886)
     Inventory                                  (1,770)                (1,249)
     Other                                        (936)                  (732)
                                           -----------            -----------

     Total deferred tax liability               (2,929)                (5,867)
                                           -----------            -----------

     Net deferred tax asset                $    34,334            $    34,692
                                           ===========            ===========

     The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                                               1996     1995      1994
                                                             ------    ------    ------

Statutory rate (benefit)                                        35%        35%      (35%)
Write-off of purchased research and development                 --         --        46
Foreign source income taxed at
     lower effective rates                                     (31)       (24)       (3)
Utilization of foreign NOL                                      --         (1)       --
Recognition of fully reserved deferred tax debits               --         (4)       (1)
Utilization of foreign tax/AMT credits                          --         --        (1)
Favorable audit settlement                                      (5)        (2)       (1)
State Income taxes, net of federal income taxes benefit         --         (1)       --
Domestic NOL loss carryback                                     (5)        --        --
Other, net                                                      (1)        --         1
                                                            -------    ------    ------
Effective rate                                                  (7)%        3%        6%
                                                            =======    ======    ======

     During 1996, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained deficit at December 31, 1996, is approximately $192,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     The Company is under examination by the Internal Revenue Service for the tax years ended November 30, 1991 and 1990. Currently, the proposed adjustments, if upheld, would not result in a significant additional tax liability or a significant reduction in NOLs available to the Company in the future. During 1995, the Company settled audits for tax years 1989 and 1988 which resulted in a reduction in net operating loss carryforwards of $5,000,000 (pretax) and a corresponding decrease in the pretax valuation allowance.

6.   DEBT:

Long-term debt consists of the following (in thousands):

                                                                                         1996          1995
                                                                                         ----          ----
Convertible debt:

8.5% Convertible Subordinated Notes due 1999                                      $   114,980    $  115,000
Swiss Franc Subordinated Bonds due 1988-2001 with effective
         interest rate of 8.5% (net of unamortized discount of $542
         and $890 in 1996 and 1995, respectively)                                      11,149        14,965
Zero Coupon Guaranteed Swiss Franc Bonds with an effective  interest rate of
         8.5%, maturing in 2002 (net of unamortized discount of $261 and $495 in
         1996 and 1995,
         respectively)                                                                  7,536         9,751
3-1/4% Subordinated Double Convertible Swiss Franc Bonds
         due 1997 (net of unamortized discount of $53
         in 1995)                                                                          --         4,240
Zero Coupon ECU Subordinated Bonds due 1987-1996 with an
         effective interest rate of 8.5%                                                   --         1,396
                                                                                   ----------    ----------
                                                                                      133,665       145,352
Other Debt:

Hungarian mortgages with interest  rates ranging from
         LIBOR + 1.5% to LIBOR + 2% due in various
         installments through 2001 assumed in connection
         with the acquisition of Alkaloida                                              6,625            --
U.S. mortgages with variable interest rates ranging from 7.1% to 8.9%
         interest and principal payable monthly through 2022                           13,098        11,318
U.S. capital leases with interest rates ranging from 4.91%
         to 6.12% payable monthly through 1999                                          2,589            --
Loans from various Hungarian banks collateralized by property, plant and  equipment  and  inventory  having a net book  value of  $23,599 at
         December 31, 1996,  with  interest  rates  ranging from LIBOR +0.75% to
         25.5% maturing at various dates through 2001 assumed in connection with the acquisition
         of Alkaloida                                                                  24,328            --
Other long-term debt due in U.S. dollars and
         various foreign currencies with interest rates ranging
         from 5.75% to 9.4%                                                              2,145         5,173
                                                                                   ----------    ----------

                                                                                      182,450       161,843

Less current portion                                                                    5,961         7,650
                                                                                   ----------    ----------

         Total long-term debt                                                      $  176,489    $  154,193
                                                                                   ==========    ==========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

     On November 17, 1994, the Company completed an underwritten public offering in the principal amount of $115,000,000 of 8.5% Subordinated Convertible Notes (the "Convertible Notes"), due in November 1999. These notes are convertible at the option of the holder either in whole or in part, at any time prior to maturity, into the Company's stock at a current conversion price of $22.117 per share, subject to adjustment in certain events. The Convertible Notes are also redeemable, in whole or in part, at the option of the Company at any time on or after November 15, 1997 at the specified redemption prices, plus accrued interest. During 1996, $20,000 of the Convertible Notes were converted into 904 shares of common stock of the Company. The fair value of the Convertible Notes
was  approximately   $125,903,000  at  December  31,  1996.

     In October 1986, Xr Capital Holding ("Xr Capital"), a trust established by ICN, completed an underwritten public offering in Switzerland of Swiss francs 100,000,000 principal amount of 5-5/8% Swiss Franc Exchangeable Certificates (the "Xr Certificates") of which SFr. 66,510,000 remain outstanding at December 31, 1996. Currently and as a result of the Merger, the face value of the outstanding Xr Capital are convertible into 1,501,172 shares of the Company's common stock at the exchange price of $43.62 per share using a fixed exchange rate of SFr. 1.66 to U.S. $1.00. The net proceeds of the offering were used by Xr Capital to purchase from ICN 14 series of Swiss Franc Subordinated Bonds due 1988-2001 (the "ICN-Swiss Franc Xr Bonds") for approximately $27,944,000 and SFr. 45,700,000 principal amount of cumulative coupon 5.4% Italian Electrical Agency Bonds due 2001 for approximately $27,202,000. The Company has no obligation with respect to the payment of the face amount of the Xr Certificates since these are to be paid upon maturity by the Italian Bonds, except for payment of certain additional amounts, in the event of the imposition of U.S. withholding taxes on either the Xr Certificates or ICN Swiss Franc Xr Bonds, for redemption of the Xr Certificates in the event the Company exercises its optional right to redeem. The fair value of the ICN-Swiss Franc Xr Bonds was approximately $11,691,000 at December 31, 1996.

     In 1987, Bio Capital Holding ("Bio Capital"), a trust established by ICN and Biomedicals, completed a public offering in Switzerland of SFr. 70,000,000 principal amount of 5-1/2% Swiss Franc Exchangeable Certificates ("Old Certificates"). The Bio Capital debt is senior, uncollateralized indebtedness of the Company. At the option of the certificate holder, the Old Certificates are exchangeable into shares of the Company's common stock. Net proceeds were used by Bio Capital to purchase SFr. 70,000,000 face amount of zero coupon Swiss Franc Debt Notes due 2002 of the Kingdom of Denmark (the "Danish Bonds") for SFr. 33,772,000 and 15 series of zero coupon Swiss Franc Guaranteed Bonds of the Company (the "Zero Coupon Guaranteed Bonds") for SFr. 32,440,000 which are guaranteed by the Company. Each series of the Zero Coupon Guaranteed Bonds are in an aggregate principal amount of SFr. 3,850,000 maturing February of each year through 2002. The Company has no obligation with respect to the payment of the principal amount of the Old Certificates since they will be paid upon maturity by the Danish bonds. During 1990, Biomedicals offered to exchange, to all certificate holders, the Old Certificates for newly issued certificates ("New Certificates"), the terms of which remain the same except that 71 shares per SFr. 5,000 principal certificate can be exchanged at $47.15 using a fixed exchange rate of SFr. 1.49 to U.S. $1.00. Substantially all of the outstanding Old Certificates were exchanged for New Certificates (together referred to as "Bio Certificates"). Currently, the face value of the outstanding Bio Capital, SFr. 39,615,000, is convertible into 552,992 shares of the Company's common stock at the exchange prices of $47.15 and $81.26 using fixed exchange rates of SFr. 1.49 and SFr. 1.54 to U.S. $1.00 for New and Old Certificates, respectively. The fair value of the Zero Coupon Guaranteed Bonds was approximately $7,611,000 at December 31, 1996.

     During 1996, SFr. 4,952,000 of the 3-1/4% Subordinated Double Convertible Bonds due 1997 were converted into 6,190 shares of Ciba Geigy Ltd. Common stock.

     The Company has the option to redeem the ICN-Swiss Franc Xr Bonds and Bio Certificates in the event that the market price of the Company's common stock meets certain conditions.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     The Company has mortgage notes payable totaling $20,842,000, payable in U.S. dollars, Deutsche marks, Dutch guilders and Hungarian forints, collateralized by certain real property of the Company, having a net book value of $30,828,000 at December 31, 1996.

     Annual aggregate maturities of long-term debt subsequent to December 31, 1996 are as follows (in thousands):

     1997                    $       5,961
     1998                           21,104
     1999                          126,973
     2000                           11,602
     2001                            8,580
     Thereafter                      8,230
                             -------------
        Total                $     182,450
                             =============

     The fair value of the Company's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of all short-term and variable interest rate borrowings approximates fair value.

     Subsidiaries of the Company have short and long-term lines of credit, classified in notes payable, aggregating $18,901,000 of which $10,857,000 was outstanding at December 31, 1996.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

     In the Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") (the "1995 Actions"), plaintiffs allege that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding its hepatitis C NDA in connection with: (i) the Merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule I 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre-judgment and post-judgment interest and attorneys' fees and costs. Plaintiffs motion seeking the certification of (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or Biomedicals common stock prior to the Merger was granted. Defendants filed their answer to the Securities Complaint, and are actively engaged in the pre-trial discovery process. This trial is currently scheduled to commence in January 1998. Defendants intend to vigorously defend this action.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware (the "1994 Actions"). Three of these lawsuits were filed by stockholders of SPI and, in one lawsuit, of Viratek against ICN, SPI, Viratek (in the one lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including the Chairman) and purport to be class actions on behalf of all persons who held shares of SPI and Viratek common stock. The fourth lawsuit was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including the Chairman) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The 1994 Actions have been inactive. The Company believes that these suits are without merit and intends to defend them vigorously.

     Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company has and continues to defend the litigation vigorously. While the ultimate outcome of the 1995 Actions and 1994 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company.

     ICN, SPI and Viratek and certain of their current and former officers and directors (collectively, the "ICN Defendants") were named defendants in certain consolidated class actions. Plaintiffs alleged that the ICN Defendants made, or aided and abetted PaineWebber, Inc. in making, misrepresentations of material fact and omitted material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, PaineWebber research reports and filings with the Securities and Exchange Commission. In October, 1996, the Company entered into a settlement agreement with the plaintiffs. Under the terms of the settlement, the Company agreed to pay $4,500,000 in cash and $10,000,000 in common stock of the Company, based upon the fair market value of the stock on the date of settlement. On January 6, 1997, the court approved the settlement and signed the order and judgment dismissing the amended complaint with prejudice.

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

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



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

     The Company is a party to a number of other pending or threatened lawsuits. In the opinion of management, the ultimate resolution of these other matters will not have a material effect on the Company's consolidated financial position or results of operations.

     PRODUCT LIABILITY INSURANCE: The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

     BENEFITS PLANS: The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company's expense related to such defined contribution plan was not material in 1996, 1995 and 1994.

     In connection with the Merger, the Company assumed deferred compensation agreements with certain officers and certain key employees of the Predecessor Companies, with benefits commencing at death or retirement. As of December 31, 1996, the present value of the deferred compensation benefits to be paid has been accrued in the amount of $2,914,000. Interest accrues on the outstanding balance at rates ranging from 9.5% to 12.6%. No new contributions are being made; however, interest continues to accrue on the present value of the benefits expected to be paid.

     ENVIRONMENTAL ISSUES IN HUNGARY: In connection with the acquisition of Alkaloida from the government of Hungary, an environmental remediation fund (the "Fund") of approximately $7,200,000 was established by the government from the proceeds that the Company tendered. This Fund will be used to remediate a waste disposal site adjacent to Alkaloida, contaminated by past plant operations, by 1998. If the cash from this Fund is insufficient to fully remediate the waste disposal site, the Company is liable for the shortfall. The Company believes, based upon current third party studies and estimates, that the cash in the Fund is adequate to remediate the waste disposal site.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

     OTHER: Milan Panic, the Company's Chairman of the Board and Chief Executive Officer, is employed under a contract expiring December 31, 1998 that provides for, among other things, certain health and retirement benefits. The contract is automatically extended at the end of each year for successive one year periods unless either the Company or Mr. Panic terminates the contract upon six months prior written notice. Mr. Panic, at his option, may provide consulting services upon his retirement for $120,000 per year for life, subject to annual cost-of-living adjustments from the base year of 1967, and will be entitled when serving as a consultant to participate in the Company's medical and dental plans. Including such cost-of-living adjustments, the annual cost of such consulting services is currently estimated to be in excess of $535,000. The consulting fee shall not at any time exceed the annual compensation as adjusted, paid to Mr. Panic. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost of living adjustments.

     The Company has employment agreements with six key executives which contain "change in control" benefits. Upon a "change in control" of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary and other benefits.

8.  COMMON STOCK:

     Prior to the Merger, each of the Predecessor Companies had their own stock option plans. Upon consummation of the Merger, the Company assumed all options outstanding under the existing stock option plans. The existing stock option plans were exchanged for shares of the Company. Each option of SPI common stock, ICN common stock, Viratek common stock and Biomedicals common stock was exchanged for 1.0, 0.512, 0.499 and 0.197 options of the Company common stock, respectively. Subsequent to the Merger, no new grants are being issued under these plans.

     The 1994 Stock Option Plan was adopted on January 26, 1995 and subsequently approved by stockholders. This plan provides for the granting of a maximum of 3,236,000 stock options. Under the plan each nonemployee director is granted 15,000 options on the day following the annual meeting of stockholders.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     Under the terms of all stock option plans, the option price may not be less than the fair market value at the date of the grant and may not have a term exceeding 10 years. Option grants vest ratably over a four year period from the date of the grant. The options granted are reserved for issuance to officers, directors, key employees, scientific advisors and consultants. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1996           1995
                                                       ---------      ---------

 Net income                         as reported        $  86,928      $  67,337
                                    pro forma             82,835         63,856

 Primary earnings per share         as reported             2.40           2.20
                                    pro forma               2.28           2.09

 Fully diluted earnings per share   as reported             2.27           2.19
                                    pro forma               2.17           2.09


     The schedule below reflects the number of outstanding and exercisable shares as of December 31, 1996 segregated by price range:

                           OUTSTANDING               EXERCISABLE
                      --------------------        --------------------
                      Number       Average        Number       Average
                        of        Exercise          of        Exercise
Dollar Range          Shares        Price         Shares        Price
------------          ------        -----         ------        -----

$3.80 to $12.76       1,272,925      9.48        1,007,029       9.43
$13.38 to $22.88      3,548,935     17.93        1,882,234      17.95
$23.00 to $43.63        988,140     29.32          883,737      29.77
                      ---------                  ---------
                      5,810,000                  3,773,000
                      =========                  =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: Dividend yield of 1.4%, expected volatility of 60.42%; risk-free interest rate of 6.25%; and expected lives of
6.5 years.

     Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     The following table sets forth information relating to stock option plans during the years ended December 31, 1996, 1995 and 1994 (in thousands, except per share data):

                                                                   AVERAGE
                                                                    OPTION
                                                     TOTAL           PRICE
                                                  --------           -----

Shares under option, December 31, 1993               3,212         $ 15.67
         Granted                                     1,277
         Exercised                                     (84)        $  6.95
         Canceled                                     (159)
         Effect of Merger                            2,086
                                                  --------

Shares under option, December 31, 1994               6,332         $ 17.66
         Granted                                       621
         Exercised                                    (515)        $  8.02
         Canceled                                     (192)
                                                  --------

Shares under option, December 31, 1995               6,246         $ 16.86
         Granted                                       532
         Exercised                                    (868)        $ 12.01
         Canceled                                     (100)
                                                  --------

Shares under option, December 31, 1996               5,810         $ 18.13
                                                  ========

Exercisable at December 31, 1996                     3,773
                                                  ========

Options available to grant at December 31, 1995      2,149
                                                  ========
Options available to grant at December 31, 1996      1,717
                                                  ========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     In January 1996, the Company sold approximately 400,000 shares of its common stock to a foreign bank for net proceeds of $6,000,000. The proceeds were used by the Company for the acquisition of GlyDerm, a Michigan based skin care company, and several smaller acquisitions.

     In conjunction with and conditioned upon the consummation of the sale of the Siemens Shares (See Note 15), the Company entered into an agreement (the "Put Agreement") with the Purchasers pursuant to which the Company sold 100,000 additional shares of common stock for $1,950,000 (together with the Siemens shares, the "Purchaser Shares") and sold the Purchaser the right to put (the "Put Right") 1,064,833 shares of common stock, valued at $23,120,000 at December 31, 1996, to the Company at $30 per share on January 10, 2000 for $3,200,000. The exercisability of the Put Right is subject to acceleration under certain circumstances as described in the Put Agreement. If an acceleration event occurs, the exercise price of the put would be $22.50 per share plus an incremental increase at the annual rate of 10% for the period from the closing date to the date of exercise of the Put Right. Additionally, the number of shares subject to the Put Right would be reduced by one third during each of the three years after the closing date if certain closing price thresholds and conditions as specified in the Put Agreement are achieved. The number of shares subject to the Put Right may also be reduced if the Purchaser sells any Purchaser Shares in excess of certain specified prices during each of the years after the closing date and until the Put Right expires.

     In connection with the Merger, the Company adopted a Stockholder Rights Plan to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-hundredth (1/100) of a share of Series A Preferred Stock (the "Right"), par value $.01 per share, of the Company at a price of $125 per one one-hundredth of a share, subject to adjustment, which becomes exercisable only upon the occurence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $.01 per right until the occurrence of certain events. The Rights expire on November 1, 2004.

     In 1995, the Company issued  quarterly  stock  distributions  which totaled
5.6%. In 1994, the Company issued quarterly stock dividends and distributions which totaled 4.8%. Accordingly, all relevant stock option data and per share data have been restated to reflect these dividends and distributions.

     In 1994, the Company issued common stock for certain bonuses accrued in 1993. The number of shares issued was based upon the fair value of the shares at the date of issuance and a fixed amount related to the bonuses paid.

9.   PREFERRED STOCK

     In October, 1996, the Company issued 50,000 shares of Series B preferred stock for net proceeds of $47,392,000 with a liquidation preference of $1,000 per share. The preferred stock is convertible at the option of the holder into common stock based on a conversion price calculated using the average daily low for the five trading days preceding the conversion date and applying a discount ranging from 3% to 13%. The preferred stock has a 6% annual dividend that is cumulative and payable quarterly. The Company has the option to pay the dividend in either cash or common stock of the Company. The aggregate amount of preferred stock that can be converted within the first two six-month periods following the issuance of the preferred stock is restricted. The preferred stock is also mandatorily convertible into common stock on the fifth anniversary of its issuance. However, this provision is subject to extension under certain circumstances. Dividends paid in common stock are based on the fair value of common stock at the time of declaration. Net income attributable to common stock reflects for purposes of computing earnings per share adjustments for cumulative preferred dividends and an embedded dividend arising from discounted conversion terms of the Series B preferred stock. The preferred stock was issued as a private placement.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


10 . DETAIL OF CERTAIN ACCOUNTS (IN THOUSANDS):
                                                             1996       1995
                                                             ----       ----
     RECEIVABLES, NET:
        Trade accounts receivable...............          $ 257,619   $  71,539
        Other receivables.......................              9,782       5,044
                                                          ---------   ---------
                                                            267,401      76,583
        Allowance for doubtful accounts                      (8,870)     (8,070)
                                                          ---------   ---------
                                                          $ 258,531   $  68,513
                                                          =========   =========
     INVENTORIES, NET:
        Raw materials and supplies..............          $  48,656   $  56,227
        Work-in-process.........................             14,625      14,865
        Finished goods..........................             67,845      80,373
                                                          ---------   ---------
                                                            131,126     151,465
        Allowance for inventory obsolescence                (10,153)    (12,709)
                                                          ---------   ---------
                                                          $ 120,973   $ 138,756
                                                          =========   =========

     PREPAID  EXPENSES AND OTHER CURRENT ASSETS:
        Advances to inventory suppliers........           $  14,335   $  14,088
        Tax receivable.........................               6,100          --
        Prepaid expenses and other current assets..           4,544      10,091
                                                          ---------   ---------
                                                          $  24,979   $  24,179
                                                          =========   =========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



     PROPERTY, PLANT AND EQUIPMENT:
        Land...................................          $   17,708   $  18,173
        Buildings..............................              84,054      62,967
        Machinery and equipment................              91,602      62,965
        Furniture and fixtures.................              18,819      12,418
        Leasehold improvements.................               3,019       2,603
                                                         ----------   ---------
                                                            215,202     159,126
        Accumulated depreciation and amortization..         (46,420)    (37,358)
        Construction in progress...................          65,427      50,719
                                                         ----------   ---------

                                                         $  234,209   $ 172,487
                                                         ==========   =========

     During the third quarter of 1994, ICN Yugoslavia commenced a construction and modernization program at its pharmaceutical complex outside Belgrade, Yugoslavia. At December 31, 1996 and 1995, construction in progress primarily relates to costs incurred to date for these facilities and includes capitalized interest of $3,770,000 in 1996 and $1,978,000 in 1995.

                                                             1996        1995
                                                             ----        ----
     ACCRUED LIABILITIES:
       Payroll and related items..............           $   18,149   $  11,579
       Interest...............................                3,687       3,739
       Legal Settlement.......................               10,000          --
       Other..................................               23,547      23,713
                                                         ----------   ---------
                                                         $   55,383   $  39,031
                                                         ==========   =========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


11.      BUSINESS SEGMENTS AND GEOGRAPHIC DATA:

     The Company is a multinational pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research chemical and diagnostic products. The principal markets for its products are Yugoslavia and the United States. For 1996, approximately 44% of the Company's sales are from Yugoslavia while sales in the United States represent 20% of total Company sales. Operations in Yugoslavia are subject to business risks described in Note 13.

     The Company's largest selling product, Virazole(R), accounts for approximately 5% of total Company sales for 1996 and is sold principally in the United States for the treatment of respiratory syncytial virus ("RSV") in young infants. In July 1995, the Company entered into a licensing agreement with a subsidiary of Schering-Plough Corporation ("Schering") to license Virazole(R) as a treatment for chronic hepatitis C in combination with alpha interferon. Under an agreement, Schering is responsible for all clinical developments worldwide.

     The Company operates in two business segments: pharmaceutical (the "Pharmaceutical group") and, since the effective date of the Merger, biomedical (the "Biomedical group"). The Pharmaceutical group produces and markets pharmaceutical products principally in the United States, Mexico, Canada and Europe. The Biomedical group markets research products and related services, immunodiagnostic reagents and instrumentation, and provides radiation monitoring services.

     The following  tables set forth the amount of net sales,  operating  income
(loss), identifiable assets of the Company by business segment and geographical areas for 1996, 1995 and 1994 (in thousands):

BUSINESS SEGMENTS
                                      1996             1995           1994
                                      ----             ----           ----
NET SALES
         Pharmaceutical ........ $    549,753     $   446,566    $   357,821
         Biomedical.............       64,327          61,339          9,030
                                 ------------     -----------    -----------
         Total.................. $    614,080     $   507,905    $   366,851
                                 ============     ===========    ===========

OPERATING INCOME (LOSS):

         Pharmaceutical......... $    155,344     $   129,753    $  (152,092)(1)
         Biomedical.............        4,985           5,707            410
         Corporate..............      (46,216)        (42,294)       (13,490)
                                 ------------     -----------    ------------
         Total.................. $    114,113     $    93,166    $  (165,172)
                                 ============     ===========    ============

     (1) Includes a write-off of purchased research and development for which no alternative use exists of $221,000,000 as a result of the Merger.


IDENTIFIABLE ASSETS:

         Pharmaceutical........ $    600,019      $   373,027    $   314,517
         Biomedical............       78,095           51,407         49,769
         Corporate.............      100,537           93,864         77,187
                                ------------      -----------    -----------
         Total................. $    778,651      $   518,298    $   441,473
                                ============      ===========    ===========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)

DEPRECIATION AND AMORTIZATION:
                                          1996          1995       1994
                                          ----          ----       ----

    Pharmaceutical.................... $   11,305   $    9,549   $  8,303
    Biomedical........................      2,718        2,221        524
    Corporate.........................      2,269        2,044        421
                                       ----------   ----------   --------
    Total............................. $   16,292   $   13,814   $  9,248
                                       ==========   ==========   ========

CAPITAL EXPENDITURES:

   Pharmaceutical..................... $   15,785   $   56,363   $ 19,745
   Biomedical.........................      5,230        2,680        299
   Corporate..........................      8,317          450        161
                                       ----------   ----------   --------
   Total.............................. $   29,332   $   59,493   $ 20,205
                                       ==========   ==========   ========

GEOGRAPHIC DATA

SALES:

  United States....................... $  121,782   $ 124,865   $  81,563
  Canada..............................     18,953      18,765      15,973
                                       ----------   ---------   ---------
     North America ...................    140,735     143,630      97,536

  Latin America (principally Mexico)..     49,444      43,684      56,737
  Western Europe......................     59,294      58,170      31,789

  Yugoslavia..........................    267,166     234,661     172,124
  Russia..............................     66,788      20,300          --
  Hungary.............................     21,461          --          --
                                       ----------   ---------   ---------

     Eastern Europe...................    355,415     254,961     172,124

     Asia, Africa, and Australia .....      9,192       7,460       8,665
                                       ----------   ---------   ---------
     Total............................ $  614,080   $ 507,905   $ 366,851
                                       ==========   =========   =========

OPERATING INCOME (LOSS):

     United States.................... $    52,461  $  64,810   $(183,681)(1)
     Canada...........................       1,399      4,501       3,771
                                       -----------  ---------   ---------
         North America................      53,860     69,311    (179,910)

     Latin America (principally Mexico      11,246      8,757       9,318
     Western Europe...................         607      4,712       1,496

     Yugoslavia.......................      70,616     46,296      15,505
     Russia...........................      22,021      6,179          --
     Hungary..........................       1,964         --          --
                                       -----------  ---------   ---------
         Eastern Europe...............      94,601     52,475      15,505

     Asia, Africa, and Australia .....          15        205       1,909
     Corporate........................     (46,216)   (42,294)    (13,490)
                                       -----------  ---------   ---------
     Total............................ $   114,113  $  93,166   $(165,172)
                                       ===========  =========   =========

(1) Includes a write-off of purchased research and development for which no alternative use exists of $221,000,000 as a result of the Merger.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)


IDENTIFIABLE ASSETS:

     United States.................... $  105,670   $  57,070   $  66,942
     Canada...........................      7,433       8,865       8,858
                                       ----------   ---------   ---------
        North America.................    113,103      65,935      75,800

     Latin America (principally Mexico)    30,691      23,823      26,787
     Western Europe...................     56,578      57,950      52,469

     Yugoslavia.......................    342,983     262,272     203,357
     Russia...........................     54,990      12,668          --
     Hungary..........................     77,245          --          --
                                       ----------  ----------   ---------
         Eastern Europe...............    475,218     274,940     203,357

     Asia, Africa, and Australia .....      2,524       1,786       3,773
     Corporate........................    100,537      93,864      79,287
                                       ----------  ----------   ---------
     Total............................ $  778,651  $  518,298   $ 441,473
                                       ==========  ==========   =========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


12.  SUPPLEMENTAL CASH FLOWS DISCLOSURES:

NON-CASH TRANSACTIONS:
----------------------

     During 1996, a principal amount of SFr. 4,952,000 of the 3-1/4% Subordinated Double Convertible Bonds due 1997 were converted into 6,190 shares of Ciba-Geigy Ltd. common stock. The effect of the conversion was to reduce long term debt by $4,240,000 and other assets by $3,988,000.

     On March 29, 1996, the Company sold its instrument business division to Titertek Instruments, Inc. ("Titertek"), an Alabama corporation, for approximately $4,400,000 in the form of a note receivable from Titertek. Such amount represents the net book value of the assets and liabilities of the division, excluding certain assets and liabilities as specified in the contract, plus a deferred gain of $2,000,000 to be recognized as cash is collected. As of December 31, 1996, approximately $500,000 has been recognized into income.

     During 1996, the Company issued 964,833 shares of common stock for the acquisition of the Siemens dosimetry business, 213,385 shares for the Cappel acquisition and 144,000 shares for the GlyDerm acquisition (See Note 15). The increase in goodwill and intangibles from the beginning of the year is principally due to these acquisitions.

     During 1996, the Company entered into capital leases of approximately $2,973,000 for the purchase of computer equipment.

     In November 1995, ICN Yugoslavia exchanged, in a non-recourse  transaction,
accounts   receivable  for   $10,900,000  of  inventories   and  $9,800,000  for
construction materials for its plant expansion.

     During 1995 and 1994, the Company issued common stock dividends and distributions of $29,187,000 and $24,157,000, respectively. There were none issued in 1996.

Cash  and  non-cash  financing   activities   consisted  of  the  following  (in
thousands):

MERGER OF PREDECESSOR COMPANIES:
                                                                  1994
                                                                  ----

   Fair value of assets acquired (other than cash).......    $   336,849
   Fair value of liabilities assumed.....................       (208,723)
                                                             -----------
                                                                 128,126
   Stock issued in connection with Merger................       (134,393)
      Direct acquisition costs...........................         (3,654)
                                                             -----------
   Cash received.........................................    $    (9,921)
                                                             ===========

     In the fourth quarter of 1995 the purchase price allocation was finalized by recording a liability for a pre-acquisition contingency, in an amount that the Company considers adequate.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     The following table sets forth the amounts of interest and income taxes paid during 1996, 1995 and 1994 (in thousands):

                                                  1996         1995       1994
                                                  ----         ----       ----
  Interest paid (including amounts capitalized
    in 1996 and 1995 of $3,770
    and $1,978, respectively)...............   $  24,247   $  23,308   $   5,237
                                               =========   =========   =========

  Income taxes paid.........................   $   6,845   $   6,915   $   2,062
                                               =========   =========   =========


13.  ICN YUGOSLAVIA:

     The summary balance sheets of ICN Yugoslavia as of December 31, 1996 and 1995, and the summary statements of income before provision for income taxes and minority interest for the years ended December 31, 1996, 1995 and 1994, are presented below.

                     ICN YUGOSLAVIA SUMMARY BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                              1996                    1995
                                              ----                    ----

Cash...............................       $   27,074              $    2,696
Marketable securities..............               --                  27,374
Receivables, net...................          158,292                  21,721
Inventories, net...................           53,016                 103,511
Other current assets...............           11,452                  14,267
Other long-term assets.............          104,983                 104,112
                                          ----------              ----------
                                          $  354,817              $  273,681
                                          ==========              ==========

Current liabilities................       $   38,386              $   22,424
Minority interest and
   long term liabilities...........           76,344                  59,680
Stockholders' equity...............          240,087                 191,577
                                          ----------              ----------
                                          $  354,817              $  273,681
                                          ==========              ==========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

ICN YUGOSLAVIA SUMMARY STATEMENTS OF INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                 1996         1995        1994
                                                 ----         ----        ----

Sales....................................... $  267,166   $  234,661  $ 172,124
Cost of sales...............................    157,981      116,748    121,701
                                              ---------   ----------  ---------
Gross profit................................    109,185      117,913     50,423
Operating expenses..........................     38,569       71,617     34,918
                                              ---------   ----------  ---------
Income from operations......................     70,616       46,296     15,505
Interest income.............................     (2,132)      (4,087)    (2,049)
Interest expense............................      1,478        3,610        933
Translation and exchange losses (gains), net      4,290      (12,063)     1,417
                                              ---------   ----------  ---------
     Income before provision for income
     taxes and minority interest............ $   66,980   $   58,836  $  15,204
                                             ==========   ==========  =========

     BUSINESS ENVIRONMENT: ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The current trend in Yugoslavia is toward unfavorable economic conditions that include continuing liquidity problems, inflationary pressures, unemployment, a weakened banking system and a high trade deficit. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a material adverse impact on the Company's financial position and results of operations could occur.

     LIQUIDITY PROBLEMS: In an effort by the Central Bank of Yugoslavia to control inflation through tight monetary controls, Yugoslavia is now experiencing severe liquidity problems. This has resulted in longer collection periods on ICN Yugoslavia's receivables. Most of ICN Yugoslavia's customers are slow to pay due to delays of health care payments by the government. This has also resulted in ICN Yugoslavia being unable to make timely payments on its payables. In 1997, ICN Yugoslavia will attempt to reduce its receivables and improve its cash flow by restricting future sales; however, these actions may result in sales and earnings in 1997 that are lower than 1996. ICN Yugoslavia holds approximately $26,000,000 of cash in a bank outside of Yugoslavia originally intended to be used for future plant expansion in Yugoslavia. These funds may be available for working capital purposes if necessary.

     INFLATION AND MONETARY EXPOSURE: ICN Yugoslavia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of an economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over 1 billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the dinar, and improving the overall economy in Yugoslavia.

     Throughout 1995, the effectiveness of the stabilization program weakened and ICN Yugoslavia began experiencing a decline in the availability of hard currency and inflation levels accelerated to an approximate annual rate of 90% by the end of the year. In expectation of a devaluation late in 1995, ICN
Yugoslavia took action early in the fourth quarter of 1995 to reduce its monetary exposure by shortening the payment terms on its receivables, reducing sales levels, accelerating the purchase of inventory and accelerating the purchase of building materials for its plant expansion. On November 24, 1995, the dinar devalued from a rate of 1.4 dinars per U.S. $1 to a rate of 4.7 dinars per U.S. $1. On this date, ICN Yugoslavia had a net monetary liability position that resulted in a gain of $8,724,000.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     Throughout 1996, the level of inflation in Yugoslavia has been relatively stable with a Yugoslavian government reported inflation rate of 60%. During this time the government has exercised restraint on the amount of dinars in circulation. The net monetary asset position of ICN Yugoslavia has increased due to rising accounts receivable balances resulting from higher sales and a lengthening of the collection period of receivables. From a beginning balance of $7,396,000 at December 31, 1995, the net monetary asset position of ICN
Yugoslavia has risen to $134,000,000 at December 31, 1996 which is subject to foreign exchange loss if a devaluation of the dinar were to occur.

     As required by generally accepted accounting principles ("GAAP"), the Company translates ICN Yugoslavia financial results at the dividend payment rate established by the National Bank of Yugoslavia. To the extent that changes in this rate lag behind the level of inflation, sales and expenses will, at times, tend to be inflated. Future sales and expenses can increase substantially if the timing of future devaluations falls significantly behind the level of inflation.

     POTENTIAL DEVALUATION: The potential loss arising from a devaluation will depend on the size of the devaluation and the magnitude of the net monetary asset position at the time of the devaluation. The timing and the size of a devaluation are strongly influenced by the amount of inflation and length of time from the last devaluation. Since the last devaluation on November 24, 1995, the overall level of inflation has been at an approximate annual rate of 60%. The risk of devaluation increases as time passes and inflation continues. The Company is unable to predict when a devaluation will occur.

     GOVERNMENT SPENDING LIMITATIONS: The government has expressed its intention to limit total 1997 health care spending on pharmaceuticals. Currently, ICN Yugoslavia maintains a 50% market share for pharmaceutical products in Yugoslavia. With approximately 80% of ICN Yugoslavia sales arising from government or government funded entities, ICN Yugoslavia is economically dependent on the government. If the government continues to follow this course of action it could result in a significant decrease in 1997 domestic sales. ICN Yugoslavia plans to partially mitigate the effects of decreased domestic spending by placing more emphasis on its export business and by promoting sales to privately funded pharmacies. The extent that these actions will mitigate the decreases in government spending is uncertain. The government decision to reduce health care spending could have a material adverse affect on the financial results of the Company.

     CREDIT RISK: ICN Yugoslavia is subject to credit risk in that 80% or $196,873,000 of 1996 Yugoslavian domestic sales are to the government or government funded entities of which $123,706,000 is included in accounts receivable at December 31, 1996. Included in Yugoslavian domestic sales and accounts receivable to government funded entities are $82,001,000 and $88,069,000, respectively, to three major customers.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



     SANCTIONS: In December 1995, the United Nations Security Council adopted a resolution that suspended economic sanctions that had been imposed on the Federal Republic of Yugoslavia since May 1992. A substantial majority of ICN Yugoslavia's business is conducted in the Federal Republic of Yugoslavia.

     Sanctions had contributed to an overall deteriorating business environment in which ICN Yugoslavia operated and denied ICN Yugoslavia access to export sales which previously totaled approximately $30,000,000 a year. Sanctions also created restrictions on ICN Yugoslavia's overseas investments and imposed administrative burdens in obtaining raw materials outside of Yugoslavia.

     The Company believes the suspension of sanctions continues to provide a more favorable business environment; however, the beneficial effects of the suspension will not take place immediately as the economy needs to adjust to new opportunities. If Yugoslavia does not fully comply with the Dayton Accords, there is a risk that sanctions could be reinstated.

     PRICE CONTROLS: ICN Yugoslavia is subject to price controls in Yugoslavia. The size and frequency of government approved price increases is influenced by local inflation, devaluations, cost of imported raw materials and demand for ICN Yugoslavia products. During 1996 and 1995, ICN Yugoslavia received fewer price increases than in the past due to relatively lower levels of inflation. As inflation rises, the size and frequency of price increases are expected to increase. During the third quarter of 1995, ICN Yugoslavia received a 30% price increase on its pharmaceutical products. This was the first price increase the government had allowed since the start of the Stabilization Program. Subsequent to the devaluation on November 24, 1995, ICN Yugoslavia received an 80% price increase on its pharmaceutical products. Price increases obtained by ICN Yugoslavia are based on economic events preceding the price increase and not on expectations of ongoing inflation. This lag in permitted price increases creates downward pressure on the gross margins that ICN Yugoslavia receives on its products. When necessary, ICN Yugoslavia will limit sales of products that have poor margins until an acceptable price increase is received. The impact of an inability to obtain adequate price increases in the future could have an adverse impact on the Company as a result of declining gross profit margins or declining sales in an effort to maintain existing gross margin levels.

     DIVIDENDS: In 1992, ICN Yugoslavia paid a $10,000,000 dividend of which the Company received 75% or $7,500,000. Yugoslavian law allows free distribution of earnings whether to domestic (Yugoslavian) or international investors. Under this law a dividend must be declared and paid immediately after year end. Earnings that are not immediately paid as a dividend cannot be used for future dividends. Additionally, ICN Yugoslavia is allowed to pay dividends out of earnings calculated under local statutory tax basis rules, not earnings calculated under GAAP. ICN Yugoslavia dividends are payable in dinars which must be exchanged for dollars before the dividend is repatriated. During high levels of inflation the dinar denominated dividend could devalue substantially by the time the dividend is exchanged for dollars. Under GAAP, ICN Yugoslavia had accumulated earnings, which are not available for distributions, of approximately $165,521,000 at December 31, 1996. However, additional repatriation of cash could be declared from contributed capital for Yugoslavian purposes of $360,000,000 at December 31, 1996, as provided for in the original purchase agreement. In 1992, the Company made the decision to no longer repatriate the earnings of ICN Yugoslavia and instead will use these earnings for local operations, plant expansion, reduction of debt and additional investment in Eastern Europe.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


14.  CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions and limits the amount of credit exposure to any one financial institution. (See also Note 13.)

15.  ACQUISITIONS:

     In September 1996, the Company acquired a majority interest in Alkaloida, a pharmaceutical company in Hungary. The Company is investing $22,115,000 for a 60% interest in Alkaloida. An initial payment of $9,115,000 was made in September 1996 and the final payment of $13,000,000 for this acquisition was paid in January 1997. Alkaloida is a major producer of medicinal opiates and morphine, as well as raw materials used in pharmaceutical manufacturing. The purchase price allocation is preliminary pending the outcome of environmental remediation studies expected to be completed in 1997. (See also Note 7.)

     In September 1996, the Company acquired the assets and liabilities of the Cappel Division ("Cappel") of Organon Teknika Corporation. Cappel manufactures and sells immunochemical reagents used in biotechnology and biomedical laboratories around the world. The Company acquired the assets and liabilities of Cappel, with a net book value of $2,078,000, for 213,385 shares of the Company's common stock valued at approximately $4,327,000 based upon the market price of the stock at the time the shares were issued.

     In July 1996, the Company acquired the assets and liabilities of the Dosimetry Service Division ("Dosimetry") of Siemens Medical Systems, Inc. ("Siemens") with a net book value of approximately $3,882,000, for $23,668,000, for 964,833 shares of the Company's common stock, valued at approximately $22,616,000, based upon the market price of the stock at the time the shares were issued and a $982,000 cash payment. Under the terms of the purchase agreement, Siemens had the right, exercisable on or before December 23, 1996, to require the Company to repurchase the 964,833 shares of common stock owned by Siemens (the "Siemens Shares") for $23.51 per share in cash. On December 23, 1996, Siemens sold 964,833 shares of the Company's common stock to certain accounts over which an investment company exercises investment authority (collectively the "Purchasers") for $19.50 per share. Upon the consummation of the sale of the Company's shares to the Purchasers, the Company paid Siemens $4,378,000, which represented the excess of $23.51 above $19.50 for the 964,833 shares ($3,869,000), plus interest, as specified in the purchase agreement. (See also Note 8.)

     During July 1996, the Company acquired a 49% interest in Polypharm, a Russian pharmaceutical company located in Chelyabinsk. The Company paid approximately $1,100,000 in exchange for shares of Polypharm. During the third quarter of 1996, the Company acquired an additional 16% interest in Polypharm for approximately $500,000, raising its ownership to 65%. During the fourth quarter, the Company acquired an additional 19% interest, raising its ownership to 84%. Polypharm produces analgesics, antibiotics and antihistamines.

     In June 1996, the Company acquired a 73% interest in Leksredstva, a Russian pharmaceutical company, headquartered in Kursk, for approximately $5,700,000 in cash. During the third quarter of 1996, the Company acquired an additional 22% interest in Leksredstva for $500,000, from existing stockholders, increasing its interest in Leksredstva to 95%. Leksredstva manufactures chemical products, pharmaceutical raw materials and finished form drugs that include cardiovasculars, anticancer drugs, analgesics and iodine preparations.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     On February 29, 1996, the Company acquired the assets and liabilities of GlyDerm, Inc. ("GlyDerm"), a Michigan based privately held company that develops proprietary glycolic acid and other skin care products, with a net book value of $1,093,000, for a total purchase price of approximately $7,670,000, consisting of a $2,250,000 cash payment, 144,000 shares of the Company's common stock valued at approximately $3,000,000 and $2,420,000 which represents the adjusted earn-out payable, as provided in the acquisition agreement, of which the first $1,000,000 is payable in cash and the balance payable 50% in cash and 50% in shares of common stock.

     To fund the acquisition of GlyDerm and several other small acquisitions in January 1996, the Company sold approximately 400,000 common shares to a foreign bank for net proceeds of $6,000,000.

     The following table presents unaudited consolidated pro forma financial information for the twelve months ended December 31, 1996 and 1995, as though the acquisitions made in 1996 had occurred on January 1, 1995.

                                                           (Unaudited)
                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     1996              1995
                                                     ----              ----

   Net sales                                     $   672,222      $   618,795
   Income before provision for income taxes
       and minority interest                     $   105,306      $   101,332
   Net income                                    $    90,523      $    77,297
   Net income per share                          $      2.59      $      2.21

     The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on January 1, 1995. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operations.

     All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and is being amortized on a straight-line basis over 5 to 23 years based upon the nature of the business or products acquired. These acquisitions do not, in the aggregate, constitute the acquisition of a significant business as defined by Regulation S-K promulgated by the Securities and Exchange Commission.

     A summary of the purchase price allocation of the above mentioned 1996 acquisitions is a follows (in thousands):

                                                              TOTAL
                                                              -----

    Current assets (excluding cash of $1,214)              $   62,798
    Property, plant and equipment                              52,044
    Goodwill and intangibles                                   28,687
    Other non-current assets                                      640
    Current liabilities                                       (48,261)
    Long-term liabilities                                     (15,037)
    Minority interest                                         (16,505)
                                                           ----------
    Total purchase price                                   $   64,366
                                                           ==========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     In March 1996, the Company purchased an additional 15% interest in the Russian pharmaceutical company, ICN Oktyabr, thereby raising the Company's ownership from 75% to 90%.

     On October 1, 1996, ICN China, Inc. ("ICN China"), a wholly-owned subsidiary of the Company, entered into a joint venture agreement with Wuxi Pharmaceutical Corporation ("Wuxi"), a Chinese state-owned company, to establish a limited liability company (the "Chinese Joint Venture Entity") for the production and sale of pharmaceutical products. The Chinese Joint Venture Entity is 75% owned by ICN China and 25% owned by Wuxi. Wuxi is a supplier of injectable antibiotics. Wuxi will contribute its existing operation, with an approximate net book value of $6,000,000, to the Chinese Joint Venture Entity and ICN China will contribute a total of $24,000,000 in cash over three years, primarily for the construction of a new pharmaceutical production plant and the purchase of related machinery and equipment. The terms and conditions of the joint venture were finalized in the first quarter of 1997.

16.  AGREEMENT WITH SCHERING-PLOUGH CORPORATION:

     On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a subsidiary of Schering to license the Company's proprietary anti-viral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering's alpha interferon. The Agreement provided the Company an initial non-refundable payment by Schering of $23,000,000 and future royalty payments to the Company for marketing of the drug, including certain minimum royalty rates. Schering will have exclusive marketing rights for ribavirin for hepatitis C worldwide, except that the Company will retain the right to co-market in the countries of the European Economic Community. In addition, Schering will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering is responsible for all clinical developments worldwide.

     The $23,000,000 non-refundable payment has been recorded by the Company as prepaid royalty income of $10,000,000, a license fee of $8,000,000 and a liability to Schering for certain cost sharing agreements of $5,000,000. The prepaid royalty will be amortized to income based upon future sales of the product and the license fee will be amortized on a straight line basis to income over the fifteen year exclusive period of the Agreement.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                             ADDITIONS
                                                       ----------------------
                                          BALANCE AT   CHARGED TO    CHARGED     DEDUCTIONS    BALANCE
                                          BEGINNING    COSTS AND     TO OTHER       FROM       AT END
                                          OF PERIOD    EXPENSES      ACCOUNTS     RESERVES     OF PERIOD
                                          ---------    --------      --------     --------     ---------

YEAR ENDED DECEMBER 31, 1996

  Allowance for doubtful receivables      $  8,070     $  4,345      $    557     $ (4,102)    $  8,870
                                          ========     ========      ========     ========     ========

  Reserve for inventory obsolescence      $ 12,709     $    106      $     --     $ (2,662)    $ 10,153
                                          ========     ========      ========     ========     ========

  Deferred tax asset valuation allowance  $ 54,181     $     --         1,588     $     --     $ 55,769
                                          ========     ========      ========     ========     ========

YEAR ENDED DECEMBER 31, 1995

  Allowance for doubtful receivables      $ 10,036     $ (1,262)     $   (197)    $   (507)    $  8,070
                                          ========     ========      ========     ========     ========

  Reserve for inventory obsolescence      $ 15,390     $ (2,310)     $    550     $   (921)    $ 12,709
                                          ========     ========      ========     ========     ========

  Deferred tax asset valuation allowance  $ 86,492     $     --      $(29,123)(1) $ (3,188)    $ 54,181
                                          ========     ========      ========     ========     ========

YEAR ENDED DECEMBER 31, 1994

  Allowance for doubtful receivables      $  7,633     $  1,410      $  1,507     $   (514)    $ 10,036
                                          ========     ========      ========     ========     ========

  Reserve for inventory obsolescence      $  1,317     $  3,835      $ 11,431(2)  $ (1,193)    $ 15,390
                                          ========     ========      =========    ========     ========

  Deferred tax asset valuation allowance  $  2,307     $     --      $ 84,643(2)  $   (458)    $ 86,492
                                          ========     ========      =========    ========     ========

(1) The credit to other accounts represents the reduction of goodwill and intangibles assets for the utilization and reevaluation of the ultimate realization of acquired net operating losses and other deferred tax assets, as a result of the Merger, and the settlement of an IRS examination for 1989 and 1988 (see Note 5 of Notes to the Consolidated Financial Statements).

(2) These amounts relate to acquired net operating losses and reserves for inventory obsolescence as a result of the Merger (see Note 1 and 5 of the Notes to the Consolidated Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1996 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Information Concerning Nominees and Directors." Information regarding the Company's executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1996 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Related Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1996 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Ownership of the Company's Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1996 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Related Matters" and "Certain Transactions."

63
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

3.   EXHIBITS

3.1. Restated  Certificate of  Incorporation  of Registrant  previously filed as
     Exhibit 3.1 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as
     Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.

3.2 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant previously filed as Exhibit 4.4 to Registration Statement No. 333-16409 on Form S-3, which is incorporated herein by reference.

3.3. Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.

3.4 Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer and Trust Company, as trustee, previously filed as
     Exhibit 4.3 to the Company's Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.

10.1 Indenture between ICN Pharmaceuticals, Inc. and American Stock Transfer and Trust Company, as trustee, relating to $115,000,000 8 1/2% Convertible Subordinated Notes due 1999.*

10.2 Leave of Absence and Reemployment Agreement between SPI Pharmaceuticals, Inc. and Milan Panic dated July 25, 1992 previously filed as Exhibit 10.44 to SPI Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.3 Application for Registration, Foundation Agreement, Joint Venture - ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.



* None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED


10.4 Charter  of the Joint  Stock  Company  - ICN  Oktyabr  previously  filed as
     Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.5 Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended November 30, 1989, which is incorporated herein by reference.

10.6 Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to ICN Pharmaceutical, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

10.7 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.

10.8 Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

10.9 Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals, Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated March 18, 1993 previously filed as Exhibit 10.4 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

10.10 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit. 10.49 to Amendment No. 2 of SPI Pharmaceuticals, Inc.'s Annual Report on Form 10-K filed on December 31, 1992, which is incorporated herein by Reference.

10.11 Agreement between ICN Pharmaceuticals, Inc. and John Julian, dated May 2, 1995, filed herewith.

10.12 Agreement between ICN Pharmaceuticals, Inc. and Devron Averett dated June 14, 1996, filed herewith.

10.13 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit. 10.49 to Amendment No. 2 of SPI Pharmacuticals, Inc.'s Annual Report on Form 10-K filed on December 31, 1992, which is incorporated herein by reference.

10.14 ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.56 to ICN Pharmaceuticals, Inc.'s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.15 ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to ICN Pharmaceuticals, Inc.'s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED


10.16 SPI Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan previously filed as Exhibit 10.42 to SPI Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.17 SPI Pharmaceuticals, Inc. 1992 Non-Qualified Stock Option Plan previously filed as Exhibit 10.43 to SPI Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.18 Viratek, Inc. 1992 Employee Incentive Stock Option Plan previously filed as Exhibit 10.22 to Viratek, Inc.'s Registration Statement No. 33-54678 on Form S-2, which is incorporated herein by reference.

10.19 Viratek, Inc. 1992  Non-Qualified  Stock Plan previously  filed as Exhibit
     10.23 to Viratek, Inc.'s Registration Statement No. 33-54678 on Form S-2, which is incorporated herein by reference.

10.20 ICN Biomedicals, Inc. 1992 Employee Incentive Stock Option Plan previously filed as Exhibit 10.22 to ICN Biomedicals, Inc.'s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.21 ICN Biomedicals, Inc. 1992 Non-Qualified Stock Option Plan previously filed as Exhibit 10.23 to ICN Biomedicals, Inc.'s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.22 ICN Pharmaceuticals, Inc. 1981 Employee Incentive Stock Option Plan, as amended, previously filed as Exhibit 4.1 to Registration Statement No. 33-60866 on Form S-3 dated April 9, 1993, which is incorporated herein by reference.

10.23 SPI Pharmaceuticals, Inc. 1982 Employee Incentive Stock Option Plan, as amended and restated as of January 21, 1992, previously filed as Exhibit
     4.1 to SPI's Registration Statement No. 33-60872 on Form S-8 dated April 9, 1993, which is incorporated herein by reference.

10.24 SPI Pharmaceuticals, Inc. 1982 Non-Qualified Stock Option Plan, as amended and restated as of January 21, 1992, previously filed as Exhibit 4.2 to SPI's Registration Statement No. 33-60872 on Form S-8 dated April 9, 1993, which is incorporated herein by reference.

10.25 Viratek, Inc. 1982 FDA Employee Special Stock Option Plan previously filed as Exhibit 10.14 to Viratek, Inc.'s Form 10-K for the year ended November 30, 1982, which is incorporated herein by reference.

10.26 Viratek, Inc. 1981 Employee Incentive Stock Option Plan as amended on January 21, 1992, previously filed as Exhibit 4.1 to Viratek, Inc.'s Registration Statement No. 33-60876 on Form S-8 dated April 9, 1993, which is incorporated herein by reference.

10.27 Viratek, Inc. 1980 Employee Stock Option Plan, as amended, previously filed as Exhibit 4.2 to Viratek, Inc.'s Registration Statement No. 33-60870 on Form S-8 dated April 9, 1993, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

10.28 ICN Biomedicals, Inc. 1992 Employee Incentive Stock Option Plan previously filed as Exhibit 4.1 to ICN Biomedicals, Inc.'s Registration Statement No. 33-60862 on Form S-8 dated April 9, 1993, which is incorporated herein by reference.

10.29 ICN Biomedicals, Inc. 1983 Non-Qualified Stock Option Plan and 1983 Incentive Stock Option Plan, as amended and restated as of January 21, 1992, previously filed as Exhibits 4.1 and 4.2 to ICN Biomedicals, Inc.'s Registration Statement No. 33-34943 on Form S-8 dated April 9, 1993, which is incorporated herein by reference.

10.30 ICN  Pharmaceuticals, Inc.  1994 Stock  Option  Plan  previously  filed as
     Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

10.31 Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July 28, 1995 previously filed as Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated herein by reference.

10.32 Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, filed herewith.

10.33 Agreement dated December 23, 1996 by and among the Registrant and those persons identified as purchasers on Schedule A thereto, previously filed as
     Exhibit 4 (c) (1) to the Registrant's Current Report on Form 8-K dated December 24, 1996, which is incorporated herein by reference.

11.  Computation of Earnings per Share.

21.  Subsidiaries of the Registrant.

23.  Consent of Coopers & Lybrand L.L.P. Independent Accountants.

27.  Financial Data Schedule.

 (B) REPORTS ON FORM 8-K IN FOURTH QUARTER

     Form 8-K dated October 28, 1996
     Form 8-K dated December 24, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICN PHARMACEUTICALS, INC.

Date:    March 27, 1997

                                        By       /S/  MILAN PANIC
                                        ---------------------------------------
                                                Milan Panic,
                                                Chairman of the Board and Chief
                                                 Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /S/  MILAN PANIC                             Date:      March 27, 1997
----------------------------------------------
Milan Panic
Chairman of the Board and Chief Executive Officer


         /S/  JOHN E. GIORDANI                        Date:      March 27, 1997
----------------------------------------------
John E. Giordani
Executive Vice President, Chief Financial Officer
         and Corporate Controller


         /S/  NORMAN BARKER, JR.                      Date:      March 27, 1997
----------------------------------------------
Norman Barker, Jr., Director


         /S/ BIRCH BAYH                               Date:      March 27, 1997
----------------------------------------------
Senator Birch Bayh, Director


         /S/  ALAN F. CHARLES                         Date:      March 27, 1997
----------------------------------------------
Alan F. Charles, Director


         /S/  ROGER GUILLEMIN                         Date:      March 27, 1997
----------------------------------------------
Roger Guillemin, M.D., Ph.D., Director


         /S/  ADAM JERNEY                             Date:      March 27, 1997
----------------------------------------------
Adam Jerney, President, Director


         /S/  DALE M. HANSON                           Date:      March 27, 1997
---------------------------------------------
Dale M. Hanson, Director

         /S/  WELDON B. JOLLEY                         Date:      March 27, 1997
---------------------------------------------
Weldon B. Jolley, Ph. D., Director


         /S/  JEAN-FRANCOIS KURZ                       Date:      March 27, 1997
---------------------------------------------
Jean-Francois Kurz, Director


         /S/  THOMAS LENAGH                            Date:      March 27, 1997
---------------------------------------------
Thomas Lenagh, Director


         /S/  CHARLES T. MANATT                        Date:      March 27, 1997
---------------------------------------------
Charles T. Manatt, Director


         /S/  STEPHEN MOSES                            Date:      March 27, 1997
---------------------------------------------
Stephen Moses, Director


         /S/ MICHAEL SMITH                             Date:      March 27, 1997
---------------------------------------------
Michael Smith, Ph.D., Director


         /S/ ROBERTS A. SMITH                          Date:      March 27, 1997
----------------------------------------------
Roberts A. Smith, Ph.D., Director


         /S/ RICHARD W. STARR                          Date:      March 27, 1997
----------------------------------------------
Richard W. Starr, Director