Form 10-Q
period 1997-03-31
ICN PHARMACEUTICALS INC
filed 1997-05-15
CIK 930184

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11397,
                                                --------

                            ICN PHARMACEUTICALS, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     33-0628076
 ----------------------------                               --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              identification No.)

                               3300 Hyland Avenue
                          COSTA MESA, CALIFORNIA 92626
              ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 545-0100
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X    No
         ----      ----

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 2, 1997 was 34,495,039.
-------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX

                                                                          Page
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION (Unaudited):

  Consolidated Condensed Balance Sheets -
   March 31, 1997 and December 31, 1996 .................................     3

  Consolidated Condensed Statements of Income -
    Three months ended March 31, 1997 and 1996 .........................      4

  Consolidated Condensed Statements of Cash Flows -
   Three months ended March 31, 1997 and 1996  .........................      5

  Management's Statement Regarding Unaudited Financial
    Statements...........................................................     6

  Notes to Consolidated Condensed Financial Statements ..................     7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operation...................................    13


PART II - OTHER INFORMATION

Item 1.  Litigation......................................................    19

Item 6.  Exhibits and Reports on Form 8-K................................    19

SIGNATURES...............................................................    20

3
                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
               (UNAUDITED - 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                    MARCH 31,       DECEMBER 31,
                                                      1997               1996
                                                  ------------      ------------

ASSETS
Current assets:
Cash and cash equivalents                         $     42,994      $    39,366
Restricted cash                                            552              552
Receivables, net                                       208,520          258,531
Notes receivable                                        80,000               00
Inventories, net                                       109,442          120,973
Prepaid expenses and other current assets               27,644           24,979
                                                  ------------      -----------
  Total current assets                                 469,152          444,401

Property, plant and equipment, net                     229,902          234,209
Deferred taxes, net                                     34,502           34,334
Other assets                                            36,603           32,230
Goodwill and intangibles, net                           35,719           33,477
                                                  ------------      -----------
  Total assets                                    $    805,878      $   778,651
                                                  ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables                                    $     52,912      $    62,049
Accrued liabilities                                     51,047           55,383
Notes payable                                           17,182           13,231
Current portion of long-term debt                       10,958            5,961
Income taxes payable                                     1,626            1,013
                                                  ------------      -----------
  Total current liabilities                            133,725          137,637

Long-term debt, less current portion:
  Convertible into common stock                        126,743          130,941
  Other long-term debt                                  44,343           45,548
Deferred license and royalty income                     13,372           13,850
Other liabilities                                       17,397           15,622
Minority interest                                      107,337           96,583
Common stock subject to Put Agreement,
  1,065 shares                                          23,120           23,120
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value;  10,000 shares
  authorized; 46 and 50 shares of Series B issued
  and outstanding at March 31, 1997 and December
  31, 1996, respectively ($50,000 liquidation
  preference)                                                1                1
Common stock, $.01 par value; 100,000 shares
  authorized; 34,362 and 33,422 shares outstanding
  at March 31, 1997 and December 31, 1996,
  respectively (including shares subject to
  put agreement)                                           331              324
Additional capital                                     381,403          368,187
Retained deficit                                       (10,441)         (25,915)
Foreign currency translation adjustments               (31,453)         (27,247)
                                                   -----------      -----------
         Total stockholders' equity                    339,841          315,350
                                                   -----------      -----------
Total liabilities and stockholders' equity         $   805,878      $   778,651
                                                   ===========      ===========


     The accompanying notes are an integral part of these consolidated condensed financial statements.

4
                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                   1996 (UNAUDITED - 000'S OMITTED, EXCEPT PER
                                   SHARE DATA)



                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        1997             1996
                                                    ----------       ----------


Net sales                                           $  158,968       $  138,162
Cost of sales                                           74,804           68,028
                                                    ----------       ----------
Gross profit                                            84,164           70,134

Selling, general and administrative expenses            45,435           38,236
Research and development costs                           4,310            3,531
                                                    ----------       ----------
Income from operations                                  34,419           28,367

Translation and exchange losses, net                     3,995              482
Interest income                                           (539)            (970)
Interest expense                                         3,959            2,702
                                                    ----------       ----------
Income before provision (benefit) for income
 taxes and minority interest                            27,004           26,153
Provision (benefit) for income taxes                      (196)           1,938
Minority interest                                        4,888            2,212
                                                    ----------       ----------
Net income                                          $   22,312       $   22,003
                                                    ==========       ==========

Primary:
Net income per share                                $      .50       $      .65
                                                    ==========       ==========

Shares used in per share computation                    36,678           33,486
                                                    ==========       ==========

Fully Diluted:
Net income per share                                $      .48       $      .64
                                                    ==========       ==========

Shares used in per share computation                    41,881           39,329
                                                    ==========       ==========


     The accompanying notes are an integral part of these consolidated condensed financial statements.

5
                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (UNAUDITED - 000'S OMITTED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                              1997        1996
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  22,312  $  22,003
Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization                                 5,365      3,095
 Decrease in allowance for losses
   on accounts receivable                                       (440)      (193)
 Translation and exchange losses, net                          3,995        482
 Minority interest                                             4,888      2,212
 Increase in accounts and notes receivable                   (34,606)   (44,366)
 Decrease in inventories                                      14,207     17,968
 Increase in prepaid expenses                                 (2,338)    (3,221)
 Decrease (increase) in deferred taxes                          (168)     3,000
 Changes in other operating assets and liabilities, net        3,190     (6,723)
                                                           ---------   --------
   Net cash provided by (used in) operating activities        16,405     (5,743)
                                                           ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                         (2,986)    (3,736)
 Sale of marketable securities                                    00     27,667
 Acquisitions and other                                      (11,298)    (4,744)
                                                           ---------   --------
   Net cash (used in) provided by investing activities       (14,284)    19,187
                                                           ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in notes payable                                 3,989        141
 Net payments of long-term debt                               (2,785)    (3,819)
 Proceeds from exercise of stock options                       3,237      3,324
 Proceeds from issuance of stock                                  00      6,000
 Dividends paid                                               (2,645)    (2,361)
                                                           ---------   --------
   Net cash provided by financing activities                   1,796      3,285
                                                           ---------   --------

Effect of exchange rate changes on cash                         (289)         6
                                                           ---------   --------
Net increase in cash and cash equivalents                      3,628     16,735
Cash and cash equivalents at beginning of period              39,366     24,094
                                                           ---------   --------
Cash and cash equivalents at end of the period             $  42,994   $ 40,829
                                                           =========   ========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim period presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

7
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

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


PER SHARE INFORMATION

Net income per share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding, including shares issued subject to put option, and the dilutive effect of common share equivalents. Common share equivalents represent shares issuable for outstanding options, on the assumption that the proceeds would be used to repurchase shares in the open market, and the shares issuable related to certain of the Company's convertible preferred stock and to certain of the Company's convertible debentures. Such convertible preferred stock and convertible debentures are considered common stock equivalents if they met certain criteria at the time of issuance and had a dilutive effect, if converted.

On March 25, 1997, the Company's Board of Directors declared a first quarter cash dividend ("distribution") of $.08 per share, payable on April 23, 1997, to stockholders of record on April 9, 1997.

2.     RELATED PARTY TRANSACTIONS -

On April 15, 1997, the Company made a short-term advance to the Chairman and CEO in the amount of $327,000.

3.     SUPPLEMENTAL CASH FLOW INFORMATION -

Cash paid for income taxes for the three months ended March 31, 1997 and 1996, was $1,806,000 and $900,000, respectively.

Cash paid for interest for the three months ended March 31, 1997 and 1996 was $1,833,000 and $2,366,000, respectively.

In January of 1997, the Company issued approximately 541,000 shares of common stock as payment of its $10,000,000 obligation under the 1987 class action settlement.

During the quarter, the Company accrued a first quarter preferred dividend of $692,000 and a first quarter common stock dividend of $2,752,000.

During the quarter, the Company issued approximately 39,000 shares of common stock as payment of a fourth quarter 1996 preferred stock dividend of $750,000.

8
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


4.     GEOGRAPHIC DATA -

The following table sets forth the amount of net sales and operating income of the Company by geographical areas (includes pharmaceuticals and biomedical operations) for the three months ended March 31, 1997 and 1996 and the identifiable assets of the Company by geographical areas as of March 31, 1997 and December 31, 1996 (in thousands):

                                                   MARCH 31,          MARCH 31,
                                                      1997               1996
                                                   ----------        -----------


     SALES:

United States                                      $   28,484        $   34,883
Canada                                                  4,996             4,783
                                                   ----------        ----------


    North America                                      33,480            39,666

Latin America (principally Mexico)                     13,441            10,763
Western Europe                                         14,269            15,631

Yugoslavia                                             51,022            61,773
Russia                                                 26,129             8,129
Hungary                                                15,129                00
                                                   ----------        ----------
    Eastern Europe                                     92,280            69,902

Asia, Africa, and Australia                             5,498             2,200
                                                   ----------        ----------
Total                                              $  158,968        $  138,162
                                                   ==========        ==========

    OPERATING INCOME:

United States                                      $    8,017        $   16,180
Canada                                                  1,868             1,507
                                                   ----------        ----------
    North America                                       9,885            17,687

Latin America (principally Mexico)                      2,711             2,425
Western Europe                                          1,184             1,538

Yugoslavia                                             19,307            10,508
Russia                                                  6,438             3,055
Hungary                                                 3,090                00
                                                   ----------        ----------
    Eastern Europe                                     28,835            13,563

Asia, Africa, and Australia                               144                96
Corporate                                              (8,340)           (6,942)
                                                   ----------        ----------
Total                                              $   34,419        $   28,367
                                                   ==========        ==========

9
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


   IDENTIFIABLE ASSETS:
                                                   MARCH 31,        DECEMBER 31,
                                                     1997               1996
                                                 -----------        ------------

United States                                    $    90,840        $   105,670
Canada                                                 7,269              7,433
                                                 -----------        ------------
   North America                                      98,109            113,103

Latin America (principally Mexico)                    28,764             30,691
Western Europe                                        54,927             56,578

Yugoslavia                                           357,446            342,983
Russia                                                64,481             54,990
Hungary                                               74,808             77,245
                                                 -----------        -----------
   Eastern Europe                                    496,735            475,218

Asia, Africa, and Australia                           26,301              2,524
Corporate                                            101,042            100,537
                                                 -----------        -----------
Total                                            $   805,878        $   788,651
                                                 ===========        ===========

5.       ICN YUGOSLAVIA -

ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The economic conditions in Yugoslavia include continuing liquidity problems, a history of high inflation, unemployment, a weakened banking system and a high trade deficit. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a material adverse impact on the Company's financial position and results of operations could occur.

ICN Yugoslavia began the year with a net asset monetary exposure of $134,000,000 which was subject to foreign exchange loss if a devaluation of the dinar were to occur. During the quarter, the Company was successful in reducing its monetary exposure by converting dinar denominated accounts receivable into notes receivable payable in dinars, but fixed in dollar amounts. The first conversion was made early in the quarter with $50,000,000 accounts receivable converted into a one year note with interest at the European LIBOR rate plus one percent. A second conversion was arranged in the middle of the quarter through an agreement with the Yugoslavian government to purchase $50,000,000 of drugs. The sales under this agreement will be converted into a non-interest bearing note receivable that has special payment guarantees with the payment fixed in dollar amounts. Approximately $30,000,000 of accounts receivable has been converted to notes receivable under this arrangement with the remainder expected to be converted in the second quarter. The second agreement also allows the Company to offset payroll tax obligations against outstanding accounts receivable balances. As of March 31, 1997, ICN Yugoslavia had a net monetary asset position of $47,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

10
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                   (UNAUDITED)


6.   ACQUISITIONS -

During the first quarter of 1997, the Company finalized the terms and conditions of the joint venture between ICN China, Inc. ("ICN China"), a wholly owned subsidiary of the Company, and Wuxi Pharmaceutical Corporation ("Wuxi"), a Chinese state-owned company. The newly formed limited liability company (the "Chinese Joint Venture Entity") was established for the production and sale of pharmaceutical products. The Chinese Joint Venture Entity is 75% owned by ICN China and 25% owned by Wuxi. Wuxi is a supplier of injectable antibiotics. Wuxi contributed its existing operation, with an approximate net book value of $6,000,000, to the Chinese Joint Venture Entity and ICN China will contribute a total of $24,000,000 in cash over three years, primarily for the construction of a new pharmaceutical production plant and the purchase of related machinery and equipment. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of the fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.

7.   COMMITMENTS AND CONTINGENCIES -

In a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") (the "1995 Actions"), plaintiffs allege that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding its hepatitis C NDA in connection with: (i) the Merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and
(ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule I 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, pre-judgment and post-judgment interest and attorneys' fees and costs. Plaintiffs motion seeking the certification of (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or Biomedicals common stock prior to the Merger was granted. Defendants filed their answer to the Securities Complaint, and are actively engaged in the pre-trial discovery process. This trial is currently scheduled to commence in January 1998. Defendants intend to vigorously defend this action.

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

                                 MARCH 31, 1997
                                   (UNAUDITED)


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

Commitments: In January 1997, ICN Yugoslavia entered into a forward exchange contract with a Yugoslavian bank to purchase $18,700,000 in hard currency at a fixed exchange rate of 5.25 dinars to one U.S. dollar. Under the terms of the agreement, the bank is to provide $5,000,000, $5,700,000 and $8,000,000 by August 30, 1997, September 30, 1997 and November 3, 1997, respectively, to ICN Yugoslavia. The dinars shall be paid to the bank two days after receipt of the hard currency. Should the bank fail to provide the hard currency, ICN Yugoslavia is under no obligation to pay the dinars. Additionally, this contract is automatically canceled should there be an official devaluation of the dinar.

                                 MARCH 31, 1997
                                   (UNAUDITED)


8.  DETAIL OF CERTAIN ACCOUNTS -  (000's omitted)

    RECEIVABLES, NET
                                                  MARCH 31,       DECEMBER 31,
                                                     1997             1996
                                               ------------       ------------
    Trade accounts receivables                 $    205,731       $    257,619
     Other                                           10,809              9,782
                                               ------------       ------------
                                                    216,540            267,401
    Allowance for doubtful accounts                  (8,020)            (8,870)
                                               ------------       ------------
                                               $    208,520       $    258,531
                                               ============       ============

   INVENTORIES, NET
                                                   MARCH 31,      DECEMBER 31,
                                                     1997             1996
                                               ------------       ------------
   Raw materials and supplies                  $     45,291       $     48,656
   Work-in-process                                   11,897             14,625
   Finished goods                                    62,836             67,845
                                               ------------       ------------
                                                    120,024            131,126
   Allowance for inventory obsolescence             (10,582)           (10,153)
                                               ------------       ------------
                                               $    109,442       $    120,973
                                               ============       ============

   PROPERTY, PLANT AND EQUIPMENT, NET:
                                                   MARCH 31,      DECEMBER 31,
                                                     1997              1996
                                               ------------       ------------
   Property, plant and equipment, at cost      $    279,195       $    280,629
   Accumulated Depreciation                         (49,293)           (46,420)
                                               ------------       ------------
                                               $    229,902       $    234,209
                                               ============       ============

13
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


         RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two industry segments is set forth below (in thousands).

NET SALES
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                          1997          1996
                                                     -----------     ----------

Pharmaceutical                                       $   140,216     $  122,110
Biomedical                                                18,752         16,052
                                                     -----------     ----------
Total Company                                        $   158,968     $  138,162
                                                     ===========     ==========

Pharmaceutical net sales for the three months ended March 31, 1997 and 1996 were $140,216,000 and $122,110,000, respectively. The increase in pharmaceutical net sales of $18,106,000 or 15% reflects additional sales from the Company's acquisitions in Eastern Europe and China and improvement in Latin America sales which were partially offset by lower sales in North America and Yugoslavia.

Pharmaceutical net sales in Eastern Europe were $92,280,000 for the three months ended March 31, 1997 compared to $69,902,000 for the same period in 1996, an increase of $22,378,000 or 32%. The Company's new acquisitions of Alkaloida in Hungary, Leksredstva and Polypharm in Russia have contributed $29,688,000 of sales to the Eastern European region during the first quarter of 1997. Sales in Russia, excluding acquisitions, grew 42% with $11,570,000 recorded in the current quarter compared to $8,129,000 recorded last year. Sales in Yugoslavia were $10,751,000 lower than last year primarily related to decreased unit sales.

Pharmaceutical net sales in North America were $22,276,000 for the three months ended March 31, 1997 compared to $31,110,000 for the same period in 1996. This decrease in net sales of $8,834,000 is primarily due to a decrease in unit sales of Virazole(R). Virazole(R) is used in aerosol form to treat infants hospitalized with respiratory infection caused by respiratory syncytial virus ("RSV") and is the only antiviral therapeutic for this infection. RSV is a seasonal illness which occurs primarily in late fall through early spring. Sales of Virazole(R) this quarter have been adversely impacted by increased wholesale inventory levels that developed early in the 1995/1996 season along with continuing trends in the industry toward cost containment. Additionally, sales of Virazole(R) may have been (and may continue to be) affected by a January 1996 change in the American Academy of Pediatrics guidelines for the use of Virazole(R) in RSV from "should be used" to "may be considered". Future sales may also be impacted by the increased level of inventory still remaining at the wholesale level and by a recently approved product designed to prevent RSV. Due to the fact that RSV is a seasonal disease, Virazole(R) sales from year to year are subject to the incidence and severity of the disease which cannot be predicted with certainty.

Pharmaceutical net sales in Latin America were $12,805,000 for the three months ended March 31, 1997 compared to $10,217,000 for the same period in 1996. This increase in net sales of $2,588,000 or 25% is primarily due to price increases and increased unit volume.

Pharmaceutical net sales in Western Europe were $8,762,000 for the three months ended March 31, 1997 compared to $9,670,000 for the same period in 1996. This decrease in net sales of $908,000 or 9% is primarily due to lower unit sales of antibiotics in Spain and changes in translation rates.

14
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION (CONTINUED)


Pharmaceutical net sales in Asia, Africa and Australia were $4,093,000 for the three months ended March 31, 1997 compared to $1,211,000 for the same period in 1996. This increase of $2,882,000 is primarily due to the additional sales contributed by the Company's acquisition of Wuxi Pharmaceutical Corporation ("Wuxi") in China, which the Company started consolidating in the first quarter of 1997.

Biomedical segment net sales for the three months ended March 31, 1997 were $18,752,000 compared to $16,052,000 for the same period of 1996. This increase in net sales of $2,700,000 or 17% is primarily due to the effect of additional dosimetry sales resulting from the acquisition of the former Siemens Dosimetry Service in July of 1996 of $3,618,000, partially offset by a decrease in instrument sales resulting from the sale of the Company's instrument business in March 1996.

GROSS PROFIT

Gross profit as a percentage of sales was 53% for the three months ended March 31, 1997 compared to 51% for the same period in 1996. The increase in gross profit margin is due to improvement in gross profit margins primarily at ICN Yugoslavia where gross profit margins increased to 50% from 29% in 1996. ICN Yugoslavia margins were lower last year due to the impact of the devaluation of the dinar in November 1995. The improvement at ICN Yugoslavia was partially offset by the gross profit margins resulting from the recent acquisitions in Eastern Europe of Alkaloida in Hungary and Leksredstva and Polypharm in Russia. The sales contributed by these acquisitions carried gross profit margins of approximately 35%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $45,345,000 or 29% of sales for the three months ended March 31, 1997 compared to $38,236,000 or 28% of sales for the same period in 1996. The increase of $7,109,000 is primarily due to the effect of the additional selling, general and administrative expenses contributed by the acquisitions of Alkaloida in Hungary, Leksredstva and Polypharm in Russia, and the former Siemens Dosimetry Service in the United States.

RESEARCH AND DEVELOPMENT

Research and development expenditures increased 22% primarily due to the acquisition of personnel and modern research facilities at Alkaloida in Hungary.

TRANSLATION AND EXCHANGE LOSSES, NET

Translation and exchange losses, net were $3,995,000 for the three months ended March 31, 1997 compared to $482,000 for the same period in 1996. In the first quarter of 1997, translation losses include $4,635,000 of translation losses related to ICN Yugoslavia's net monetary asset position, partially offset by translation gains of $1,427,000 related to the Company's foreign denominated debt. In the first quarter of 1996, the Company's translation losses include translation losses of $1,245,000 related to ICN Yugoslavia's net monetary asset position, partially offset by translation gains of $937,000 related to the Company's foreign denominated debt.

INTEREST EXPENSE

Interest expense during the three months ended March 31, 1997 increased $1,257,000 compared to the same period in 1996. This increase resulted primarily from the increase in short and long term debt of the Company primarily due to the effect of the debt assumed with the acquisition of Alkaloida in Hungary.

15
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION (CONTINUED)


TAXES

The Company operates in many regions where the tax rate is low or it benefits from tax exemptions. In the current quarter, the Company recorded a tax benefit resulting from the favorable resolution of a $1,255,000 tax liability in Spain. Additionally, the Company recorded a deferred tax benefit of approximately $500,000 resulting from changes in Spanish tax law. In the first quarter of 1996, the Company benefited from a reduction of accrued tax contingencies based on progress of the Company's tax audits.

COMPUTATION OF PER SHARE EARNINGS

In the Company's calculation of per share earnings, certain adjustments are made to reported net income to arrive at an adjusted net income that is divided by the number of shares for the period. Last year these adjustments related to the impact of the Company's convertible debt, while in the current quarter there are additional adjustments related to preferred dividends. In October of 1996, the Company issued $50,000,000 of preferred stock having a 6% dividend and a convertibility feature that allows conversion into common stock at a discount from the current market price at the time of the exercise. This discount represents an embedded dividend and is treated similar to the 6% stated preferred dividend in the calculation of earnings per share.

In the current quarter, the preferred stock is not assumed to be converted as to do so would be anti-dilutive. Accordingly, the earnings per share calculation includes an adjustment to net income of $3,309,000 related to the stated preferred and embedded dividends compared to no preferred dividend deduction last year. The embedded dividend is deducted from earnings in the per share calculation based on when the convertible feature of the preferred becomes exercisable, which occurs over a year with most of the discount amortized early on. The discount will be fully amortized by the third quarter of this year with amortization in the second and third quarter of 1997 of approximately $650,000. The ongoing 6% stated preferred dividend is approximately $700,000 which will be deducted each quarter from reported earnings as long as the preferred remain outstanding.

16
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION - (CONTINUED)


ICN YUGOSLAVIA

ICN Yugoslavia, a 75 percent owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The economic conditions in Yugoslavia include continuing liquidity problems, a history of high inflation, unemployment, a weakened banking system and a high trade deficit. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a material adverse impact on the Company's financial position and results of operations could occur.

ICN Yugoslavia began the year with a net asset monetary exposure of $134,000,000 which was subject to foreign exchange loss if a devaluation of the dinar were to occur. During the quarter, the Company was successful in reducing its monetary exposure by converting dinar denominated accounts receivable into notes receivable payable in dinars, but fixed in dollar amounts. The first conversion was made early in the quarter with $50,000,000 accounts receivable converted into a one year note with interest at the European LIBOR rate plus one percent. A second conversion was arranged in the middle of the quarter through an agreement with the Yugoslavian government to purchase $50,000,000 of drugs. The sales under this agreement will be converted into a non-interest bearing note receivable that has special payment guarantees with the payment fixed in dollar amounts. Approximately $30,000,000 of accounts receivable has been converted to notes receivable under this arrangement with the remainder expected to be converted in the second quarter. The second agreement also allows the Company to offset payroll tax obligations against outstanding accounts receivable balances. As of March 31, 1997, ICN Yugoslavia had a net monetary asset position of $47,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

The Company was able to reduce its overall accounts receivable balance from the beginning of the year through collections of approximately $21,000,000 and the conversion of $80,000,000 of accounts receivable into notes receivable discussed above. As of March 31, 1997, the accounts receivable balance was $98,102,000. Based on current levels of collections, the Company will impose even stricter credit terms on its customers which will likely result in lower future domestic sales. The willingness of the government to provide the Company protection against devaluation on its receivables in exchange for longer payment terms is a reflection of the strict adherence to government policy on controlling inflation by limiting the amount of hard currency in circulation. This policy was initially established with the start of the stabilization program in 1994.

In spite of lower quarterly sales of $10,751,000 compared to last year, the operating income of ICN Yugoslavia increased to $19,307,000 for the quarter from $10,508,000 last year, an increase of 84 percent. The increase is primarily due to improved gross margins of 50 percent in the current quarter compared to 29% last year. Last year's quarterly margins reflected the impact of the devaluation of the dinar in November of 1995. After deducting the impact of foreign translation losses, ICN Yugoslavia contributed $11,279,000 of net income compared to $8,092,000 last year. This improvement over last year should not be viewed as an indication of improvement to be expected in future quarters. The Yugoslavian economy is weak and liquidity continues to be a problem.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1997, cash provided by operating activities totaled $16,405,000 which included the effect of $22,312,000 of earnings and a decrease in inventory levels of $14,207,000, primarily at ICN Yugoslavia. The level of accounts and notes receivable increased $34,606,000, primarily at ICN Yugoslavia resulting from the lengthening of the collection period of receivables, the conversion of accounts receivables into one-year notes receivables and general liquidity problems in Yugoslavia.

Cash used in investing activities of $14,284,000 for the three months ended March 31, 1997 include $11,936,000 of cash paid for acquisitions that were initially acquired in 1996.

Cash provided by financing activities of $1,796,000 for the first quarter of 1997 primarily includes $3,237,000 of proceeds from the exercise of stock options and $3,989,000 of proceeds from short term borrowings partially offset by net payments of long-term debt of $2,785,000 and $2,645,000 of dividends paid. The increase in 1997 dividend payments is primarily due to higher levels of shares outstanding and an increase in cash dividends from the same period in 1996.

On March 25, 1997, the Company's Board of Directors declared a first quarter cash dividend of $.08 per share payable on April 23, 1997 to shareholders of record on April 9, 1997.

The Company is subject to foreign currency risk on its foreign denominated debt of approximately $14,438,000 at March 31, 1997, which is primarily denominated in Swiss francs.

In April 1997, the Company obtained and used a $15,000,000 revolving credit facility with a European financial institution. Funds borrowed under this facility will be used for general operating requirements at a rate of LIBOR plus one percent. This credit facility contains covenants that include restrictions on redemption or repurchase of stock, limitation on dividend payments and on acquiring new debt and the maintenance of certain financial ratios.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

The Company is actively pursuing the acquisition of new businesses and products that complement the Company's existing product lines and markets. In order to fund these acquisitions, the Company may seek additional financing or issue additional common stock.

DEMANDS ON LIQUIDITY: Management believes that funds generated from operations will be sufficient to meet its normal operating requirements during the coming year. The Company's recent acquisitions in Hungary, Russia and China will require $23,000,000 of cash in 1997. Also, if the historic rate of growth in Eastern Europe continues, these operations will require increasing levels of working capital and funds for additional facilities or upgrading of existing facilities. Additionally, the Company has several preliminary acquisition prospects that may require significant funds in 1997. Management believes that funds generated from operations will not be sufficient for all of these needs and will seek refinancing of existing short term debt, some of which was assumed in the 1996 acquisitions and additional financing through debt or equity issues, although there can be no assurance that the Company can raise additional funds.

18
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION - (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 on the computation and presentation of earnings per share ("EPS"). SFAS No. 128 simplifies the computation for and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented. Earlier application is not permitted. The Company will implement the accounting standard beginning with its annual financial statements for the year ended December 31, 1997.

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995.

This Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the factors affecting the Company's financial condition or results of operations, liquidity in Yugoslavia, management of monetary exposure, economic conditions in Yugoslavia, credit policies in Yugoslavia, and trends in financial results. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Form 10-Q and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Yugoslavia; Eastern Europe, Russia and China in light of the unstable economies, political and regulatory conditions in such countries; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to Virazole(R), and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits pending against the Company; the Company's dependence on its management, including Milan Panic, its Chairman and Chief Executive Officer; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

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

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ICN PHARMACEUTICALS, INC.
                                   Registrant


Date:  May 14, 1997                    /S/ MILAN PANIC
                                     ------------------------------------------
                                     Milan Panic
                                     Chairman of the Board and
                                       Chief Operating Officer



Date:  May 14, 1997                   /S/ JOHN E. GIORDANI
                                     ------------------------------------------
                                     John E. Giordani
                                     Executive Vice President and
                                       Chief Financial Officer