Form 10-K/A
period 1996-12-31
ICN PHARMACEUTICALS INC
filed 1997-07-24
CIK 930184

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A
             (Amendment Number 1 to Form 10-K Filed March 31, 1997)
(Mark One)

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

                                                           (Unaudited)
                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     1996              1995
                                                     ----              ----

   Net sales                                     $   677,324      $   618,669
   Income before provision for income taxes
       and minority interest                     $    92,602      $    91,086
   Net income                                    $    83,708      $    71,120
   Net income per share                          $      2.40      $      2.08

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

Date:    July 24, 1997

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


         /S/  MILAN PANIC                             Date:      July 24, 1997
----------------------------------------------
Milan Panic
Chairman of the Board and Chief Executive Officer


         /S/  JOHN E. GIORDANI                        Date:      July 24, 1997
----------------------------------------------
John E. Giordani
Executive Vice President, Chief Financial Officer
         and Corporate Controller


         /S/  NORMAN BARKER, JR.                      Date:      July 24, 1997
----------------------------------------------
Norman Barker, Jr., Director


         /S/ BIRCH BAYH                               Date:      July 24, 1997
----------------------------------------------
Senator Birch Bayh, Director


         /S/  ALAN F. CHARLES                         Date:      July 24, 1997
----------------------------------------------
Alan F. Charles, Director


         /S/  ROGER GUILLEMIN                         Date:      July 24, 1997
----------------------------------------------
Roger Guillemin, M.D., Ph.D., Director


         /S/  ADAM JERNEY                             Date:      July 24, 1997
----------------------------------------------
Adam Jerney, President, Director


         /S/  DALE M. HANSON                          Date:      July 24, 1997
---------------------------------------------
Dale M. Hanson, Director

         /S/  WELDON B. JOLLEY                         Date:      July 24, 1997
---------------------------------------------
Weldon B. Jolley, Ph. D., Director


         /S/  JEAN-FRANCOIS KURZ                       Date:      July 24, 1997
---------------------------------------------
Jean-Francois Kurz, Director


         /S/  THOMAS LENAGH                            Date:      July 24, 1997
---------------------------------------------
Thomas Lenagh, Director


         /S/  CHARLES T. MANATT                        Date:      July 24, 1997
---------------------------------------------
Charles T. Manatt, Director


         /S/  STEPHEN MOSES                            Date:      July 24, 1997
---------------------------------------------
Stephen Moses, Director


         /S/ MICHAEL SMITH                             Date:      July 24, 1997
---------------------------------------------
Michael Smith, Ph.D., Director


         /S/ ROBERTS A. SMITH                          Date:      July 24, 1997
----------------------------------------------
Roberts A. Smith, Ph.D., Director


         /S/ RICHARD W. STARR                          Date:      July 24, 1997
----------------------------------------------
Richard W. Starr, Director