Form 10-Q
period 1997-06-30
ICN PHARMACEUTICALS INC
filed 1997-08-14
CIK 930184

--------------------------------------------------------------------------------

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

                  For the quarterly period ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11397,

                            ICN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              33-0628076
--------------------------------                 ------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               identification No.)

                               3300 Hyland Avenue
                          Costa Mesa, California 92626
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 545-0100
           ------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No

          The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of August 8, 1997 was 37,605,335.
--------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX

                                                                           Page
                                                                         Number
PART I - FINANCIAL INFORMATION (Unaudited):

  Consolidated Condensed Balance Sheets -
   June 30, 1997 and December 31, 1996 ...................................    3

  Consolidated Condensed Statements of Income -
    Three and six months ended June 30, 1997 and 1996 ...................     4

  Consolidated Condensed Statements of Cash Flows -
   Six months ended June 30, 1997 and 1996  .............................     5

  Management's Statement Regarding Unaudited Financial
    Statements............................................................    6

  Notes to Consolidated Condensed Financial Statements ...................    7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................................   15


PART II - OTHER INFORMATION

Item 1.  Litigation.......................................................   21

Item 6.  Exhibits and Reports on Form 8-K.................................   21

SIGNATURES................................................................   22

3
                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
               (Unaudited - 000's omitted, except per share data)

                                                                             June 30,          December 31,
                                                                               1997                1996
                                                                        ----------------      --------------
ASSETS
Current assets:
Cash and cash equivalents                                               $         41,969      $       39,366
Restricted cash                                                                      552                 552
Receivables, net                                                                 223,076             258,531
Notes receivable                                                                 100,000                  00
Inventories, net                                                                 122,670             120,973
Prepaid expenses and other current assets                                         21,371              24,979
                                                                        ----------------      --------------
Total current assets                                                             509,638             444,401

Property, plant and equipment, net                                               233,559             234,209
Deferred taxes, net                                                               55,850              34,334
Other assets                                                                      37,953              32,230
Goodwill and intangibles, net                                                     34,978              33,477
                                                                        ----------------      --------------
 Total assets                                                           $        871,978      $      778,651
                                                                        ================      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables                                                          $         71,382      $       62,049
Accrued liabilities                                                               65,952              55,383
Notes payable                                                                     16,704              13,231
Current portion of long-term debt                                                  5,435               5,961
Income taxes payable                                                               1,902               1,013
                                                                        ----------------      --------------
 Total current liabilities                                                       161,375             137,637

Long-term debt, less current portion:
 Convertible into common stock                                                   126,727             130,941
 Other long-term debt                                                             59,165              45,548
Deferred license and royalty income                                               13,312              13,850
Other liabilities                                                                 22,233              15,622
Minority interest                                                                110,611              96,583
Common stock subject to Put Agreement,
710 shares                                                                        15,946              23,120
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $.01 par value;  10,000 shares authorized;
 28 and 50 shares of Series B issued and outstanding
 at June 30,  1997  and  December  31,  1996, respectively
 ($28,000 liquidation preference)                                                      1                   1
Common stock, $.01 par value; 100,000 shares authorized;
 35,448 and 33,422 shares outstanding at June 30, 1997
 and December 31, 1996, respectively (including shares
 subject to put agreement)                                                           347                 324
Additional capital                                                               391,760             368,187
Retained earnings (deficit)                                                        6,805             (25,915)
Foreign currency translation adjustments                                         (36,304)            (27,247)
                                                                        ----------------      --------------
 Total stockholders' equity                                                      362,609             315,350
                                                                        ----------------      --------------
Total liabilities and stockholders' equity                              $        871,978      $      778,651
                                                                        ================      ==============

          The accompanying notes are an integral part of these consolidated condensed financial statements.

4
                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            For the three and six months ended June 30, 1997 and 1996
               (Unaudited - 000's omitted, except per share data)

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                       ----------------------------     -------------------------
                                                             1997           1996              1997          1996
                                                       ----------------------------     ---------------------------
Net sales                                              $      160,229   $   143,746     $    319,197    $   281,908
Cost of sales                                                  75,957        72,307          150,761        140,335
                                                       --------------  ------------     ------------    -----------
Gross profit                                                   84,272        71,439          168,436        141,573

Selling, general and administrative expenses                   65,747        46,930          111,182         85,166
Research and development costs                                  4,610         3,379            8,920          6,910
                                                       --------------  ------------     ------------    -----------
     Income from operations                                    13,915        21,130           48,334         49,497

Translation and exchange losses, net                            1,715           206            5,710            688
Interest income                                                (2,924)         (549)          (3,463)        (1,519)
Interest expense                                                3,423         2,890            7,382          5,592
                                                       --------------  ------------     ------------    -----------
     Income before provision for income taxes
     and minority interest                                     11,701        18,583           38,705         44,736
Provision (benefit) for income taxes                          (11,594)         (898)         (11,790)         1,040
Minority interest                                               2,027         4,588            6,915          6,800
                                                       --------------  ------------     ------------    -----------
     Net income                                        $       21,268  $     14,893     $     43,580    $    36,896
                                                       ==============  ============     ============    ===========

Per Share Information:

Primary:
     Net income per share                              $         .53   $        .42            $1.03    $      1.07
                                                       ==============  ============     ============    ===========

       Shares used in per share computation                    37,637        34,370           37,059         33,800
                                                       ==============  ============     ============    ===========

Fully diluted:
     Net income per share                              $          .50   $       .41             $.98    $      1.02
                                                       ==============  ============     ============    ===========

       Shares used in per share computation                    43,405        39,586           42,735         39,105
                                                       ==============  ============     ============    ===========

          The accompanying notes are an integral part of these consolidated condensed financial statements.

5
                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                           (Unaudited - 000's omitted)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                            1997             1996
                                                                        -----------       ----------
Cash flows from operating activities:
Net income                                                              $    43,580       $   36,896
Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                                       10,765            6,484
         Increase in allowance for losses
           on accounts receivable                                             1,586              129
         Translation and exchange losses, net                                 5,710              688
         Legal settlement charge                                             12,000               00
         Minority interest                                                    6,915            6,800
         Decrease (increase) in deferred taxes                              (21,515)           1,318

Increase in accounts and notes receivable                                   (61,291)         (88,560)
(Increase) decrease in inventories                                           (1,224)          27,988
Decrease in prepaid expenses                                                  3,936           11,349
Changes in other operating assets and liabilities, net                       12,274           (7,580)
                                                                        -----------      -----------
         Net cash provided by (used in) operating activities                 12,736           (4,488)
                                                                        -----------      -----------

Cash flows from investing activities:
Capital expenditures                                                        (10,861)          (7,939)
Proceeds from sale of fixed assets                                            1,821                3
Sale of marketable securities                                                    00           27,667
Acquisitions and other                                                      (11,334)         (11,581)
                                                                        -----------      -----------
         Net cash (used in) provided by investing activities                (20,374)           8,150
                                                                        -----------      -----------

Cash flows from financing activities:
Net (payments) borrowings of notes payable                                   (1,988)           3,200
Net borrowings (payments) of long-term debt                                  13,288           (6,374)
Proceeds from exercise of stock options                                       4,930            9,500
Proceeds from issuance of stock                                                  00            8,601
Dividends paid                                                               (5,615)          (2,325)
Increase in loan to officer                                                      --           (3,500)
                                                                        -----------      -----------
         Net cash provided by financing activities                           10,615            9,102
                                                                        -----------      -----------

Effect of exchange rate changes on cash                                        (374)              11
                                                                        -----------      -----------
Net increase in cash and cash equivalents                                     2,603           12,775
Cash and cash equivalents at beginning of period                             39,366           24,094
                                                                        -----------      -----------
Cash and cash equivalents at end of period                              $    41,969      $    36,869
                                                                        ===========      ===========

          The accompanying notes are an integral part of these consolidated condensed financial statements.

6
         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS


  The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim period presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Form 10-K/A filed on July 24, 1997.

7
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

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

       Per Share Information

       Net income per share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding, including shares issued subject to put option, and the dilutive effect of common share equivalents. Common share equivalents represent shares issuable for outstanding options, on the assumption that the proceeds would be used to repurchase shares in the open market, and the shares issuable related to certain of the Company's convertible preferred stock and to certain of the Company's convertible debentures. Such convertible preferred stock and convertible debentures are considered common stock equivalents if they met certain criteria at the time of issuance and have a dilutive effect, if converted.

       On March 25, 1997, the Company's Board of Directors declared a first quarter cash dividend ("distribution") of $.08 per share, payable on April 23, 1997, to stockholders of record on April 9, 1997.

       On June 26, 1997, the Company's Board of Directors declared a second quarter cash dividend of $ .08 per share, payable July 23, 1997, to shareholders of record on July 9, 1997.

       New Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 on the computation and presentation of earnings per share ("EPS"). SFAS No. 128 simplifies the computation for and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented. Earlier application is not permitted. The Company will implement the accounting standard beginning with its annual financial statements for the year ended December 31, 1997. The Company expects that basic EPS will be greater than the currently reported primary EPS.

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). The impact of adopting SFAS No. 130 has not been determined by the Company.

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years

8
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued
                                  June 30, 1997
                                   (Unaudited)


       be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

2.     RELATED PARTY TRANSACTIONS -

       During the second quarter of 1997, the Company made a short-term advance to the Chairman and CEO with an outstanding balance of approximately $327,000 as of June 30, 1997. The advance along with accrued interest was repaid in August 1997.

3.     SUPPLEMENTAL CASH FLOW INFORMATION -

       Cash paid for income taxes for the six months ended June 30, 1997 and 1996 was $1,045,000 and $1,932,000, respectively.

       Cash paid for interest for the six months ended June 30, 1997 and 1996 was $5,483,000 and $5,765,000, respectively.

       In January 1997, the Company issued approximately 541,000 shares of common stock as payment of its $10,000,000 obligation under the 1987 class action settlement.

       During the second quarter, the Company accrued a second quarter preferred dividend of $434,000 and a second quarter common stock dividend of $2,833,000.

       During the six months ended June 30 1997, the Company issued approximately 69,000 shares of common stock as payment of a fourth quarter 1996 and first quarter 1997 preferred stock dividend of $1,442,000.

9
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued
                                  June 30, 1997
                                   (Unaudited)


4.     GEOGRAPHIC DATA -

       The following table sets forth the amount of net sales and operating income of the Company by geographical areas (includes pharmaceuticals and biomedical operations) for the three and six months ended June 30, 1997 and 1996 and the identifiable assets of the Company by geographical areas as of June 30, 1997 and December 31, 1996 (in thousands):

                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                    ---------------------------     ---------------------------
                                                         1997           1996              1997          1996
                                                   --------------  ------------     ------------    -----------
     Sales:
United States                                      $       30,755   $    23,091     $     59,239    $    57,974
Canada                                                      5,134         4,763           10,130          9,546
                                                   --------------  ------------     ------------    -----------
     North America                                         35,889        27,854           69,369         67,520

Latin America (principally Mexico)                         14,400        11,819           27,841         22,582
Western Europe                                             14,541        16,565           28,810         32,196

Yugoslavia                                                 47,086        68,219           98,108        129,992
Russia                                                     28,079        16,751           54,208         24,880
Hungary                                                    14,520            00           29,649             00
                                                   --------------  ------------     ------------    -----------
     Eastern Europe                                        89,685        84,970          181,965        154,872

Asia, Africa, and Australia                                 5,714         2,538           11,212          4,738
                                                   --------------  ------------     ------------    -----------
Total                                              $      160,229  $    143,746     $    319,197    $   281,908
                                                   ==============  ============     ============    ===========

     Operating Income:

United States                                      $       11,867   $     8,595     $     19,511    $    24,775
Canada                                                      1,546        (2,277)(2)        3,414           (770)(2)
                                                   --------------   -----------     ------------    -----------
     North America                                         13,413         6,318           22,925         24,005

Latin America (principally Mexico)                          3,378         2,772            6,089          5,197
Western Europe                                              1,011         1,518            2,195          3,056

Yugoslavia                                                 13,275        16,584           32,582         27,092
Russia                                                      5,659         5,083           12,370          8,138
Hungary                                                     1,696            00            4,786             00
Eastern European Headquarters                              (1,405)           00           (1,678)            00
                                                   --------------- ------------     ------------    -----------
     Eastern Europe                                        19,225        21,667           48,060         35,230

Asia, Africa, and Australia                                   (29)           11              115            107
Corporate                                                 (23,083)(1)   (11,156)         (31,050)(1)    (18,098)
                                                   --------------  ------------     ------------    -----------
Total                                              $       13,915  $     21,130     $     48,334    $    49,497
                                                   ==============  ============     ============    ===========

(1) Includes $12,000,000 of expenses related to a charge in connection with the settlement of the Company's class action lawsuit. (See Note 6.)

(2) Includes $3,500,000 of expenses related to one-time charge in connection with a resolution of a commercial dispute and a penalty from the Canadian Patent
Price Review Board.

                                  June 30, 1997
                                   (Unaudited)

 Identifiable assets:
                                                   June 30,         December 31,
                                                     1997               1996
                                                -------------       ------------
United States                                   $      97,778       $    105,670
Canada                                                  9,129              7,433
                                                -------------       ------------
North America                                         106,907            113,103

Latin America (principally Mexico)                     30,782             30,691
Western Europe                                         53,452             56,578

Yugoslavia                                            378,995            342,983
Russia                                                 73,884             54,990
Hungary                                                75,213             77,245
Eastern European Headquarters                             529                 00
                                                -------------       ------------
Eastern Europe                                        528,621            475,218

Asia, Africa, and Australia                            27,399              2,524
Corporate                                             124,817            100,537
                                                -------------       ------------
Total                                           $     871,978       $    778,651
                                                =============       ============

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

       ICN Yugoslavia began the year with a net asset monetary exposure of $134,000,000 which was subject to foreign exchange loss if a devaluation of the dinar were to occur. During the first six months of 1997, the Company was successful in reducing its monetary exposure by converting dinar denominated accounts receivable into notes receivable from the Yugoslavian Government payable in dinars, but fixed in dollar amounts. The first conversion was made early in the first quarter with $50,000,000 of accounts receivable converted into a one year note with interest at the European LIBOR rate plus one percent. A second conversion was arranged in the middle of the first quarter through an agreement with the Yugoslavian government to purchase an additional $50,000,000 of drugs. The accounts receivable under this agreement were converted into a non-interest bearing short term note receivable that has special payment guarantees from the Serbian Government with the payment fixed in dollar amounts. Approximately $30,000,000 of accounts receivable were converted to notes receivable in the first quarter under this arrangement and the remainder was converted in the second quarter. The second agreement also allows the Company to offset payroll tax obligations against outstanding accounts receivable balances. As of June 30, 1997, ICN Yugoslavia had a net monetary asset position of $49,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

       The Company was able to reduce its overall accounts receivable balance from the beginning of the year through collections and the conversion of $100,000,000 of accounts receivable into notes receivable discussed above. As of June 30, 1997, the accounts receivable balance was $93,056,000. Based on current levels of collections, the Company will impose even stricter credit terms on its customers which will likely result in lower future domestic sales. The willingness of the government to provide the Company protection against devaluation on its receivables in exchange for longer payment terms is a reflection of the strict adherence to government policy on controlling inflation by limiting the amount of hard currency in circulation. This policy was initially established

12
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1997
                                   (Unaudited)


       with the start of the stabilization program in 1994. The Company is currently negotiating an arrangement with the government of Yugoslavia under which ICN Yugoslavia would commit to continue to provide products, in dollar denominated sales, in an amount up to $50,000,000 per calendar quarter for one year, and the government would pay a minimum of $9,000,000 per month toward outstanding receivables. However, at no point in time can the amount due to ICN Yugoslavia from the government exceed $200,000,000, including both accounts and notes receivable.

6.     COMMITMENTS AND CONTINGENCIES -

       Litigation: In a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") (the "1995 Actions"), plaintiffs allege that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding its hepatitis C NDA in connection with: (i) the Merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs motion seeking the certification of (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or
       Biomedicals common stock prior to the Merger was granted. Defendants filed their answer to the Securities Complaint. On July 23, 1997, plaintiffs and defendants entered into a Memorandum of Agreement to Settle Action (the "Agreement"), whereby the parties agreed to settle the 1995 Actions for $15,000,000. This settlement, funded in part by the Company's insurance policy, resulted in a $12,000,000 charge to the Company which is included in the consolidated condensed statements of income for the three and six months ended June 30, 1997. The full settlement documentation is being prepared and a settlement hearing is expected to be held in the fall of 1997. The settlement is subject to final approval of the Court. The Company intends to urge the Court to approve the settlement. If the settlement is not approved and the matter proceeds to trial, the ultimate outcome of any such trial cannot be predicted with certainty and an unfavorable outcome could have a material adverse effect on the Company.

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

       Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and, if the matters are not settled, the Company will continue to defend the litigations vigorously. While the ultimate outcome of the 1995 Actions, should the Court not approve the settlement, and 1994 Actions cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time management does not expect these matters will have a material adverse effect on the financial position and results of operations of the Company.

12
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1997
                                   (Unaudited)


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

       In addition, the Company has received Subpoenas from a Grand Jury of the United States District Court, Central District of California, requesting the production of documents covering a broad range of matters over various time periods. The Company and Milan Panic are subjects of the investigation. The Company has and continues to cooperate in the production of documents pursuant to the Subpoenas. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation.

       The Company is a party to a number of other pending or threatened lawsuits. In the opinion of management, the ultimate resolution of these other matters will not have a material effect on the Company's consolidated financial position or results of operations.

       Commitments: In January 1997, ICN Yugoslavia entered into a forward exchange contract with a Yugoslavian bank to purchase $18,700,000 in hard currency at a fixed exchange rate of 5.25 dinars to one U.S. dollar. Under the terms of the agreement, the bank is to provide $5,000,000, $5,700,000 and $8,000,000 by August 10, 1997, September 30, 1997 and
       November 3, 1997, respectively, to ICN Yugoslavia. The dinars shall be paid to the bank two days after the receipt of the hard currency. Should the bank fail to provide the hard currency, ICN Yugoslavia is under no obligation to pay the dinars. Additionally, this contract is automatically canceled should there be an official devaluation of the dinar.

13
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1997
                                   (Unaudited)


7.     DETAIL OF CERTAIN ACCOUNTS -  (000's omitted)

       Receivables, Net
                                                  June 30,        December 31,
                                                    1997              1996
                                                ------------      ------------
       Trade accounts receivable                $    213,076      $    257,619
       Other                                          20,653             9,782
                                                ------------      ------------
                                                     233,729           267,401
       Allowance for doubtful accounts               (10,653)           (8,870)
                                                ------------      ------------
                                                $    223,076      $    258,531
                                                ============      ============

       Inventories, Net
                                                  June 30,        December 31,
                                                    1997              1996
                                                ------------      ------------
       Raw materials and supplies               $     55,625      $     48,656
       Work-in-process                                13,155            14,625
       Finished goods                                 64,863            67,845
                                                ------------      ------------
                                                     133,643           131,126
       Allowance for inventory obsolescence          (10,973)          (10,153)
                                                ------------      ------------
                                                $    122,670      $    120,973
                                                ============      ============

       Property, Plant and Equipment, Net:
                                                   June 30,       December 31,
                                                    1997              1996
                                                ------------      ------------
       Property, plant and equipment, at cost   $    284,926      $    280,629
       Accumulated depreciation                      (51,367)          (46,420)
                                                ------------      ------------
                                                $    233,559      $    234,209
                                                ============      ============

8.       SUBSEQUENT EVENTS

         In August 1997, the Company completed its offering of $275,000,000 principal amount of 9.25% Senior Notes due 2005 (the "Notes"). Interest on the Notes will be payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Notes will mature on August 15, 2005, unless previously redeemed. The Notes will be redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001. The Notes will be general unsecured obligations of the Company. The Notes will rank pari passu in right of payment with all unsecured senior indebtedness and senior to all subordinated indebtedness of the Company, including the Company's 8.5% Convertible Subordinated Notes due 1999. The indenture governing the Notes will permit the Company and its subsidiaries to incur additional indebtedness, subject to certain limitations, and will contain certain covenants with respect to payment of dividends, creation of liens, sales of assets, and maintenance of financial ratios.

14
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1997
                                   (Unaudited)


         In August 1997, the Company completed its purchase from F. Hoffmann-La Roche Ltd. ("Roche") of worldwide rights to seven products, the non-U.S. rights to two other products and the purchase of a GMP-standard manufacturing plant in Humacao, Puerto Rico (the "Plant"). Under the agreement, effective July 1, 1997, the Company received the product rights in exchange for $90,000,000 payable in a combination of 1,600,000 shares of the Company's common stock valued at $40,000,000 and 2,000 shares of the Company's convertible preferred stock valued at $50,000,000. Each share of the Company's convertible preferred stock is convertible into 1,000 shares of the Company's common stock at a conversion price equivalent to $25 per share. The purchase price of the Plant was $55,000,000 which was funded by the assumption of $40,000,000 in existing bonds and the payment of $15,000,000 in cash. Additionally, the purchase of the Plant is under a sale/leaseback arrangement whereby Roche will lease the Plant from the Company under a two year lease with lease payments totaling $8,000,000 annually. The acquisition will be accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets acquired. The acquisition did not constitute the acquisition of a significant business as defined by Regulation S-X promulgated by the Securities and Exchange Commission.

15
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for these two segments is set forth below (in thousands).

Net Sales
                           Three Months Ended                 Six Months Ended
                                June 30,                          June 30,
                     ------------------------------    -------------------------
                         1997            1996              1997          1996
                     --------------   -------------    -----------   -----------

Pharmaceutical       $      141,928   $     127,420    $   282,144   $   249,530
Biomedical                   18,301          16,326         37,053        32,378
                     --------------   -------------    -----------   -----------
Total Company        $      160,229   $     143,746    $   319,197   $   281,908
                     ==============   =============    ===========   ===========

Pharmaceutical sales for the three and six months ended June 30, 1997 increased due to continued growth in Eastern Europe reflecting internal growth in Russia and additional sales from acquisitions. This region experienced growth despite declining sales in Yugoslavia resulting from government controls on healthcare spending.

Pharmaceutical net sales in Eastern Europe were $89,685,000 and $181,965,000 for the three and six months ended June 30, 1997, respectively, compared to $84,970,000 and $154,872,000 for the same periods in 1996. The Company's new acquisitions of Alkaloida in Hungary and Polypharm in Russia contributed $19,412,000 of sales to the Eastern European region during the second quarter of 1997 and $39,741,000 in additional sales during the six months ended June 30, 1997. Quarterly sales in Russia, excluding acquisitions increased $6,436,000 or 38% compared to the second quarter of 1997, primarily due to higher unit sales and price increases. Sales in Yugoslavia were $47,806,000 and $98,108,000 for the three and six months ended June 30, 1997, respectively, compared to $68,219,000 and 129,992,000 for the same periods in 1996. Sales in Yugoslavia were lower due to decreased unit sales and unfavorable exchange rates and have been adversely affected by liquidity problems in that country and by government actions to reduce health care spending. The Company is currently negotiating an arrangement with the government of Yugoslavia under which ICN Yugoslavia would commit to continue to provide products, in dollar denominated sales, in an amount up to $50,000,000 per calendar quarter for one year, and the government would pay a minimum of $9,000,000 per month towards outstanding receivables. However, at no point in time can the amount due to ICN Yugoslavia from the government exceed $200,000,000, including both accounts and notes receivable.

Pharmaceutical net sales in North America were $25,811,000 and $48,087,000 for the three and six months ended June 30, 1997, respectively, compared to $20,629,000 and $51,739,000 for the same periods in 1996. Net sales in the second quarter of 1997 increased $5,182,000 or 25% primarily due to increased unit sales in the myasthenia gravis, medicinal and dermatological product lines. Net sales for the six months ended June 30, 1997 decreased $3,652,000 or 8% primarily due to a decrease in unit sales of Virazole(R) in the amount of $8,208,000 partially offset by an increase in unit sales in the dermatological, medicinal and myasthenia gravis product lines. Virazole(R) is used in the United States to treat RSV, a seasonal illness which occurs primarily in late fall through early spring. Sales of Virazole(R) during the first six months of 1997 have been adversely impacted by increased wholesale inventory levels that developed early in the 1995/1996 season along with continuing trends in the industry toward cost containment.

The Company has completed its purchase, effective July 1, 1997 from F. Hoffmann-La Roche Ltd. of worldwide rights to seven products and non-U.S. rights (with an option to purchase the U.S. rights) to two other products having aggregate annual sales in 1996 of $53,800,000. The future sales from these products will be included in the North American sales from the effective date of the acquisition, July 1, 1997, and may be slightly lower than the annualized 1996 sales levels.

16
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Pharmaceutical net sales in Latin America were $13,650,000 and $26,455,000 for the three and six months ended June 30, 1997, respectively, compared to $11,256,000 and $21,473,000 for the same periods in 1996. Net sales in the second quarter and six months ended June 30, 1997 increased $2,394,000 or 21% and $4,982,000 or 23%, respectively, compared to the same periods in 1996. Such increases in net sales were primarily due to price increases, and, to a lesser extent, volume increases.

Pharmaceutical net sales in Western Europe were $9,043,000 and $17,805,000 for the three and six months ended June 30, 1997, respectively, compared to $9,381,000 and $19,051,000 for the same periods in 1996. Net sales in the second quarter of 1997 decreased $338,000 or 4%, primarily due to a decline in Calcitonina(R) and antibiotic sales in Spain, and changes in translation rates, partially offset by an increase in European Virazole(R) sales of $628,000. Net sales for the six months ended June 30, 1997 decreased $1,246,000 or 7% primarily due to a decrease in Calcitonina(R) and antibiotic unit sales in Spain and changes in translation rates partially offset by an increase in European Virazole(R) sales of $1,127,000. Since the beginning of the year the exchange rate of the Spanish peseta has declined in value against the dollar by 14%.

Pharmaceutical net sales in Asia, Africa and Australia were $3,739,000 and $7,832,000 for the three and six months ended June 30, 1997, respectively, compared to $1,184,000 and $2,395,000 for the same periods in 1996. This increase of $2,555,000 and $5,437,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996 is primarily due to the additional sales contributed by the Company's acquisition of Wuxi Pharmaceutical Corporation ("Wuxi") in China, which the Company acquired in the first quarter of 1997.

Biomedicals segment net sales for the three and six months ended June 30, 1997 were $18,301,000 and $37,053,000, respectively, compared to $16,326,000 and
$32,378,000 for the same periods of 1996. Net sales in the second quarter and six months ended June 30, 1997 increased $1,975,000 or 12% and $4,675,000 or 14%, respectively. The increase in net sales for the three months ended June 30, 1997 is primarily due to the effect of the additional Dosimetry sales resulting from the acquisition of the former Siemens Dosimetry Service in June of 1996 of $2,809,000 partially offset by a decrease in research product sales. The increase in net sales for the six months ended June 30, 1997 is primarily due to the additional Dosimetry sales of $6,427,000 resulting from the acquisition mentioned above, partially offset by a decrease in instrument sales of $1,260,000 resulting from the sale of the Company's instrument business in March 1996 and a decrease in Diagnostic product sales.

Gross Profit

Gross profit as a percentage of sales was 53% for the three and six months ended June 30, 1997, compared to 50% for the same periods in 1996. The increase in gross profit margin is due to improvement in gross profit margins primarily at ICN Yugoslavia where gross profit margins increased to 47% and 49% for the three and six months ended June 30, 1997, respectively from 37% and 33% during the same periods in 1996. ICN Yugoslavia margins were lower in the prior year due to the impact of the devaluation of the dinar in November 1995 which carried over into 1996 as the higher priced inventory was sold. The improvement at ICN Yugoslavia was partially offset by the gross profit margins resulting from the recent acquisitions in Eastern Europe of Alkaloida in Hungary and Leksredstva and Polypharm in Russia. The sales contributed by these acquisitions carried gross profit margins of approximately 35%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65,747,000 or 41% of sales and $111,182,000 or 35% of sales for the three and six months ended June 30, 1997, respectively, compared to $46,930,000 or 33% of sales and $85,166,000 or 30% of sales for the three and six months ended June 30, 1996, respectively. The dollar increase of $18,817,000 and $26,016,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996 is primarily due to a legal settlement charge and additional expenses as a result of the acquisitions of Alkaloida in Hungary, Leksredstva and Polypharm in Russia, and the former Siemens Dosimetry Service in the United States. In the second quarter of 1997, the Company recorded a non-recurring $12,000,000 charge for the settlement of the 1995 class action suit related to the Company's filing of its hepatitis C new drug application with the Food and Drug Administration.

17
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Research and Development

Research and development expenditures increased $1,231,000 or 36% and $2,010,000 or 29% for the three and six months ended June 30, 1997, respectively compared to the same periods in 1996. Such increases were primarily due to the acquisition of personnel and modern research facilities at Alkaloida in Hungary, and increased expenditures at ICN Yugoslavia and the United States.

Translation and Exchange Losses, Net

Translation and exchange losses, net, were $1,715,000 and $5,710,000 for the three and six months ended June 30, 1997, respectively, compared to $206,000 and $688,000 for the same periods in 1996. In the second quarter of 1997, translation losses, net include $316,000 of translation gains related to the Company`s foreign denominated debt offset by $2,009,000 of translation losses related to ICN Yugoslavia's net monetary asset position. In the second quarter of 1996, the Company's translation losses, net, include translation losses of $1,019,000 related to ICN Yugoslavia's net monetary asset position, offset by translation gains of $1,028,000 related to the Company's foreign denominated debt. For the six months ended June 30, 1997, translation losses, net include
$1,743,000 of translation gains related to the Company's foreign denominated debt offset by $6,644,000 of translation losses related to ICN Yugoslavia's net monetary asset position. For the six months ended June 30, 1996, translation losses, net include $2,264,000 of translation losses related to ICN Yugoslavia net monetary asset position, partially offset by translation gains of $1,965,00 related to the Company's foreign denominated debt.

Interest Income

Interest income increased primarily due to interest income on notes receivable from the Yugoslavian government.

Interest Expense

Interest  expense  during the three  months and six months  ended June 30,  1997 increased $533,000 and $1,790,000 compared to the same periods in 1996. This increase resulted primarily from the increase in short and long term debt of the Company, primarily due to the effect of the debt assumed with the acquisition of Alkaloida in Hungary.

Taxes

Provision (benefit) for income taxes was ($11,594,000) and ($11,790,000) for the three and six months ended June 30, 1997, respectively, compared to ($898,000) and $1,040,000 for the same periods in 1996. As a result of the acquisition of product rights from F. Hoffmann-La Roche Ltd., the Company revalued its deferred tax assets resulting in an increase in its deferred tax asset and a corresponding deferred tax benefit of $21,000,000. Offsetting this benefit were increases in taxes at ICN Yugoslavia of $8,298,000 resulting from the expiration of tax benefits which originated when ICN Yugoslavia was acquired in 1991.
However, future taxes may be partially offset by tax credits allowed in Yugoslavia for plant construction. The current statutory tax rate in Yugoslavia is 25%.

Computation of Per Share Earnings

In the Company's calculation of per share earnings, certain adjustments are made to reported net income to arrive at an adjusted net income that is divided by the number of shares for the period. Last year these adjustments related to the impact of the Company's convertible debt, while in the three and six months ended June 30, 1997 there are additional adjustments related to preferred dividends. In October of 1996, the Company issued $50,000,000 of preferred stock

18
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

having a 6% dividend and a convertibility feature that allows conversion into common stock at a discount from the current market price at the time of the exercise. This discount represents an embedded dividend and is treated similar to the 6% stated preferred dividend in the calculation of earnings per share.

In the three and six months ended June 30, 1997, the preferred stock is not assumed to be converted because to do so would be anti-dilutive. Accordingly, the earnings per share calculation includes an adjustment to net income for the three and six months ended June 30, 1997 of $1,117,000 and $4,426,000, respectively, related to the stated preferred and embedded dividends compared to no preferred dividend deduction last year. The embedded dividend is deducted from earnings in the per share calculation based on when the convertible feature of the preferred becomes exercisable, which occurs over a year with most of the discount amortized in the first two quarters subsequent to the issuance. Since March 31, 1997, approximately 18,000 shares of the initial 50,000 share preferred stock offering have been converted into common stock.

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

ICN Yugoslavia began the year with a net asset monetary exposure of $134,000,000 which was subject to foreign exchange loss if a devaluation of the dinar were to occur. During the first six months of 1997, the Company was successful in reducing its monetary exposure by converting dinar denominated accounts receivable into notes receivable payable in dinars, but fixed in dollar amounts. The first conversion was made early in the first quarter with $50,000,000 accounts receivable converted into a one year note with interest at the European LIBOR rate plus one percent. A second conversion was arranged in the middle of the first quarter through an agreement with the Yugoslavian government to purchase $50,000,000 of drugs. The sales under this agreement were converted into a non-interest bearing note receivable that has special payment guarantees with the payment fixed in dollar amounts. Approximately $30,000,000 of accounts receivable were converted to notes receivable in the first quarter under this arrangement and the remainder was converted in the second quarter. The second agreement also allows the Company to offset payroll tax obligations against outstanding accounts receivable balances. As of June 30, 1997, ICN Yugoslavia had a net monetary asset position of $49,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

The Company was able to reduce its overall accounts receivable balance from the beginning of the year through collections and the conversion of $100,000,000 of accounts receivable into notes receivable discussed above. As of June 30, 1997, the accounts receivable balance was $93,056,000. Based on current levels of collections, the Company will impose even stricter credit terms on its customers which will likely result in lower future domestic sales. The willingness of the government to provide the Company protection against devaluation on its receivables in exchange for longer payment terms is a reflection of the strict adherence to government policy on controlling inflation by limiting the amount of hard currency in circulation. This policy was initially established with the start of the stabilization program in 1994. The Company is currently negotiating an arrangement with the government of Yugoslavia under which ICN Yugoslavia would commit to continue to provide products, in dollar denominated sales, in an amount up to $50,000,000 per calendar quarter for one year, and the government would pay a minimum of $9,000,000 per month towards outstanding receivables. However, at no point in time can the amount due to ICN Yugoslavia from the government exceed $200,000,000, including both accounts and notes receivable.

In spite of a decrease in sales for the six months ended June 30, 1997 of $31,884,000 compared to the same period last year, the operating income of ICN Yugoslavia increased to $32,582,000 for the six months ended June 30, 1997 from $27,092,000 the same period of last year, an increase of 20%. The increase is primarily due to improved gross margins of 49% in the six months ended June 30, 1997 compared to 33% last year. Last year's quarterly margins reflected the impact of the devaluation of the dinar in November of 1995. After deducting the

19
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION (Continued)

impact of foreign translation losses, ICN Yugoslavia contributed $28,993,000 of income before taxes and minority interest compared to $25,470,000 last year. This improvement over last year should not be viewed as an indication of improvement to be expected in future quarters. The Yugoslavian economy is weak and liquidity continues to be a problem. The improvement in operating income over last year is offset by increased levels of tax expense due to the expiration of tax benefits in Yugoslavia. Net income from ICN Yugoslavia for the six months ended June 30, 1997, was $15,523,000 compared to $19,964,000 last year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, cash provided by operating activities totaled $12,736,000. The level of accounts and notes receivable increased $61,291,000, primarily at ICN Yugoslavia resulting from the lengthening of the collection period of receivables, the conversion of accounts receivables into one-year notes receivables and general liquidity problems in Yugoslavia. Cash from operating activities includes an adjustment to reverse the non-cash impact of a $21,000,000 tax benefit from the revaluation of the Company's deferred tax asset partially offset by the accrual of $12,000,000 for the pending settlement of the 1995 class action.

Cash used in investing activities of $20,374,000 for the six months ended June 30, 1997 include $11,936,000 of cash paid for acquisitions that were initially acquired in 1996 and $10,861,000 of capital expenditures primarily in the North America and Eastern European regions, related to production facility improvements.

Cash provided by financing activities of $10,615,000 for the six months ended June 30, 1997 primarily includes $4,930,000 of proceeds from the exercise of stock options and $13,288,000 of proceeds from long term borrowings partially offset by net payments of short-term debt of $1,988,000 and $5,615,000 of dividends paid. The increase in 1997 dividend payments is primarily due to the timing of quarterly cash payments in 1997 compared to 1996.

On March 25, 1997, the Company's Board of Directors declared a first quarter cash dividend ("distribution") of $.08 per share payable on April 23, 1997 to shareholders of record on April 9, 1997.

On June 26, 1997, the Company's board of Directors declared a second quarter cash dividend of $.08 per share, payable July 23, 1997 to shareholders of record on July 9, 1997.

The Company is subject to foreign currency risk on its foreign denominated debt of approximately $14,393,000 at June 30, 1997, which is primarily denominated in Swiss francs.

In April 1997, the Company obtained and used a $15,000,000 revolving credit facility. Funds borrowed under this facility will be used for general operating requirements at a rate of LIBOR plus one percent. This credit facility contains covenants that include restrictions on redemption or repurchase of stock, limitation on dividend payments and on acquiring new debt and the maintenance of certain financial ratios.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

DEMANDS ON LIQUIDITY

Management believes that funds generated from operations will be sufficient to meet its normal operating requirements during the coming year. The Company's recent acquisitions in Hungary, Russia and China will require $23,000,000 of cash in 1997. Also, if the historic rate of growth in Eastern Europe continues, these operations will require increasing levels of working capital and funds for additional facilities or upgrading of existing facilities. Additionally, the Company has several preliminary acquisition prospects that may require significant funds in 1997. In August 1997, the Company completed its offering of $275,000,000 principle amount of 9.25% Senior Notes due 2005 (the "Notes"). Interest on the Notes will be payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Notes will mature on August 15, 2005, unless previously redeemed. The Notes will be redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001. The company intends to use the proceeds from this offering for expansion in Eastern

20
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION (Continued)


Europe, product acquisitions in the North America, payment of the $15,000,000 related to the acquisition of the Plant from Roche, and for general purposes.

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

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

PART II - OTHER INFORMATION

Item 1.       LITIGATION


See Note 7 of Notes to Consolidated Condensed Financial Statements


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit 10.1: Form of Purchase agreement for $275,000,000 Aggregate Principal Amount of 9 1/4% Senior Notes due 2005, between ICN Pharmaceuticals, Inc. and Schroder & Co, Inc., dated August 7, 1997.
         Exhibit 10.2: Form of Registration Rights agreement for $275,000,000 9 1/4% Senior Notes due 2005, by and between ICN Pharmaceuticals, Inc. and Schroder & Co., Inc.
                         dated as of August 7, 1997.
         Exhibit 10.3: Form of Indenture for $275,000,000, 9 1/4% Senior Notes due 2005 between ICN Pharmaceuticals, Inc. and United
                         States   Trust   Company   of  New  York, as  Trustee,
                         dated August 14, 1997.
         Exhibit 11:     Computation of Per Share Earnings
         Exhibit 15.1:   Review Report of Independent Accountants
         Exhibit 15.2:   Awareness Letter of Independent Accountants
         Exhibit 27:     Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ICN PHARMACEUTICALS, INC.
                               Registrant


Date: August 13, 1997          /s/ Milan Panic
                               -------------------------------------------
                               Milan Panic
                               Chairman of the Board and
                                      Chief Executive Officer



Date:  August 13, 1997         /s/ John E. Giordani
                               -------------------------------------------
                               John E. Giordani
                               Executive Vice President and
                                      Chief Financial Officer