Form 10-Q
period 1997-09-30
ICN PHARMACEUTICALS INC
filed 1997-11-14
CIK 930184

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

                For the quarterly period ended September 30, 1997

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

     Yes   X    No

          The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of November 6, 1997 was 40,320,725.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Page ii



                            ICN PHARMACEUTICALS, INC.
                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION (Unaudited):

  Consolidated Condensed Balance Sheets -
   September 30, 1997 and December 31, 1996 ...............................    3

  Consolidated Condensed Statements of Income -
    Three and nine months ended September 30, 1997 and 1996 ...............    4

  Consolidated Condensed Statements of Cash Flows -
   Nine months ended September 30, 1997 and 1996 ..........................    5

  Management's Statement Regarding Unaudited Financial
    Statements ............................................................    6

  Notes to Consolidated Condensed Financial Statements ....................    7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ...................................   16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   22

Item 6.  Exhibits and Reports on Form 8-K .................................   22

SIGNATURES ................................................................   23

Page 3
                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
               (Unaudited - 000's omitted, except per share data)

                                                 September 30,      December 31,
                                                     1997               1996
                                               ----------------     ------------
ASSETS
Current assets:
Cash and cash equivalents                      $     269,861        $     39,366
Restricted cash                                          552                 552
Marketable securities                                  4,327                  --
Receivables, net                                     202,694             258,531
Notes receivable                                     130,000                  --
Inventories, net                                     123,471             120,973
Prepaid expenses and other current assets             21,238              24,979
                                               -------------        ------------
 Total current assets                                752,143             444,401

Property, plant and equipment, net                   300,902             234,209
Deferred taxes, net                                   60,188              34,334
Other assets                                          56,565              32,230
Goodwill and intangibles, net                        122,954              33,477
                                               -------------        ------------
 Total assets                                  $   1,292,752        $    778,651
                                               =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables                                 $      52,552        $     62,049
Accrued liabilities                                   55,136              55,383
Notes payable                                          9,745              13,231
Current portion of long-term debt                    176,674               5,961
Income taxes payable                                   3,926               1,013
                                               -------------        ------------
 Total current liabilities                           298,033             137,637

Long-term debt, less current portion:
Convertible into common stock                          5,381             130,941
Other long-term debt                                 320,321              45,548
Deferred license and royalty income                   12,885              13,850
Other liabilities                                     22,174              15,622
Minority interest                                    119,742              96,583
Common stock subject to Put Agreement,
 1,065 shares at December 31, 1996                        --              23,120
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $.01 par value; 10,000
 shares authorized; 4 and 50 shares of Series B
 issued and outstanding at September 30, 1997
 and December 31, 1996, respectively ($4,000
 liquidation preference)                                   1                   1
Common stock, $.01 par value; 100,000 shares
 authorized; 38,734 and 33,422 shares outstanding
 at September 30, 1997 and December 31, 1996,
 respectively (including shares
 subject to put agreement)                               387                 324
Additional capital                                   514,745             368,187
Retained earnings (deficit)                           38,277             (25,915)
Foreign currency translation adjustments             (39,194)            (27,247)
                                               -------------         -----------
 Total stockholders' equity                          514,216             315,350
                                               -------------         -----------
 Total liabilities and stockholders' equity    $   1,292,752         $   778,651
                                               =============         ===========

          The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 4
                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         For the three and nine months ended September 30, 1997 and 1996
               (Unaudited - 000's omitted, except per share data)


                                                            Three Months Ended       Nine Months Ended
                                                                September 30,          September 30,
                                                           1997         1996         1997          1996
                                                       ----------   -----------   ----------    -----------

Net sales                                              $  177,397   $  157,917    $  496,594    $  439,825
Cost of sales                                              77,309       70,515       228,070       210,850
                                                       ----------   ----------    ----------    ----------
     Gross profit                                         100,088       87,402       268,524       228,975

Selling, general and administrative expenses               54,187       51,366       165,369       136,532
Research and development costs                              4,290        4,130        13,210        11,040
                                                       ----------   ----------    ----------    ----------
     Income from operations                                41,611       31,906        89,945        81,403

Translation and exchange (gains) losses, net                1,494         (903)        7,204          (215)
Interest income                                            (6,392)        (187)       (9,855)       (1,706)
Interest expense                                            5,950        3,653        13,332         9,245
                                                       ----------   ----------    ----------    ----------
     Income before provision (benefit) for income taxes
     and minority interest                                 40,559       29,343        79,264        74,079
Provision (benefit) for income taxes                         (521)       2,345       (12,311)        3,385
Minority interest                                           6,523        6,163        13,438        12,963
                                                       ----------   ----------    ----------    ----------
     Net income                                        $   34,557   $   20,835    $   78,137    $   57,731
                                                       ==========   ==========    ==========    ==========
Per Share Information:

Primary:
     Earnings per share                                $     .79    $      .60         $1.79    $     1.67
                                                       =========    ==========    ==========    ==========

       Shares used in per share computation               43,088        35,353        40,403        34,322
                                                       =========    ==========    ==========    ==========

Fully diluted:
     Earnings per share                                $     .73    $      .59         $1.66    $     1.65
                                                       =========    ==========    ==========    ==========

       Shares used in per share computation               48,944        40,565        46,864        39,546
                                                       =========    ==========    ==========    ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 5
                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                           (Unaudited - 000's omitted)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        ---------------------------
                                                                             1997           1996
                                                                        -----------      ----------
Cash flows from operating activities:
Net income                                                              $    78,137      $   57,731
Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                       18,370          10,123
         Increase in allowance for losses
           on accounts receivable                                             2,235             389
         Translation and exchange (gains) losses, net                         7,204            (215)
         Minority interest                                                   13,438          12,963
         Decrease (increase) in deferred taxes                              (25,854)          2,679
Changes in:
         Accounts and notes receivable                                      (74,327)       (131,510)
         Inventories                                                         (2,223)         38,847
         Prepaid expenses and other current assets                            4,069          13,037
         Other operating assets and liabilities, net                         (5,675)        (15,838)
                                                                        -----------      ----------
         Net cash provided by (used in) operating activities                 15,374         (11,794)
                                                                        -----------      ----------
Cash flows from investing activities:
Capital expenditures                                                        (27,634)        (12,286)
Proceeds from sale of property, plant and equipment                           1,527              --
Sale of marketable securities                                                    --          27,667
Acquisitions and other                                                      (24,137)        (24,472)
                                                                        -----------      ----------
         Net cash used in investing activities                              (50,244)         (9,091)
                                                                        -----------      ----------
Cash flows from financing activities:
Net (payments) borrowings of notes payable                                   (8,958)         20,688
Proceeds from issuance of long term debt (net of fees of $8,000)            267,000              --
Net payments of long-term debt                                                 (256)         (6,934)
Proceeds from exercise of stock options                                      16,534          10,279
Proceeds from issuance of stock                                                  --          12,101
Dividends paid                                                               (8,414)         (4,741)
                                                                        -----------      ----------
         Net cash provided by financing activities                          265,906          31,393
                                                                        -----------      ----------
Effect of exchange rate changes on cash and cash equivalents                   (541)           (378)
                                                                        -----------      ----------
Net increase in cash and cash equivalents                                   230,495          10,130
Cash and cash equivalents at beginning of period                             39,366          24,094
                                                                        -----------      ----------
Cash and cash equivalents at end of period                              $   269,861      $   34,224
                                                                        ===========      ==========


          The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by ICN Pharmaceuticals, Inc. ("the Company" or "ICN"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim period presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Form 10-K/A filed on July 24, 1997.

Page 7
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

     Principles of Consolidation

     The accompanying consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies are recorded at cost. All significant intercompany account balances and transactions have been eliminated in consolidation.

     Per Share Information

     Earnings per share is based on net income after preferred stock dividend requirements, the weighted average number of common shares outstanding, including shares issued subject to put option, and the dilutive effect of common share equivalents. Common share equivalents represent shares issuable for outstanding options, on the assumption that the proceeds would be used to repurchase shares in the open market, and the shares issuable related to certain of the Company's convertible preferred stock and to certain of the Company's convertible debentures. Such convertible preferred stock and convertible debentures are considered common stock equivalents if they met certain criteria at the time of issuance and have a dilutive effect, if converted.

     On March 25, 1997, the Company's Board of Directors declared a first quarter cash dividend ("distribution") of $.08 per share, payable on April 23, 1997, to stockholders of record on April 9, 1997.

     On June 26, 1997, the Company's Board of Directors declared a second quarter cash dividend of $.08 per share, payable July 23, 1997, to stockholders of record on July 9, 1997.

     On September 24, 1997, the Company's Board of Directors declared a third quarter cash dividend of $.08 per share, payable on October 22, 1997, to stockholders of record on October 8, 1997.

     New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," on the computation and presentation of earnings per share ("EPS"). SFAS No. 128 simplifies the computation for and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented. Earlier application is not permitted. The Company will implement the accounting standard beginning with its annual financial statements for the year ended December 31, 1997. The Company expects that basic EPS will be greater than the currently reported primary EPS.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). The impact of adopting SFAS No. 130 has not been determined by the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes

Page 8
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 30, 1997
                                   (Unaudited)


     SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The
     Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.


2.   RELATED PARTY TRANSACTIONS -

     During the second quarter of 1997, the Company made a short-term advance to the Chairman and CEO of approximately $327,000. The advance along with accrued interest was repaid in August 1997.

3.   SUPPLEMENTAL CASH FLOW INFORMATION -

     Cash paid for income taxes for the nine months ended September 30, 1997 and 1996 was $2,629,000 and $4,084,000, respectively.

     Cash paid for interest for the nine months ended September 30, 1997 and 1996 was $7,759,000 and $8,723,000, respectively.

     In January 1997, the Company issued approximately 541,000 shares of common stock as payment of its $10,000,000 obligation under the 1987 class action settlement.

     During the third quarter of 1997, the Company accrued a common stock dividend of $3,085,000.

     During the nine months ended September 30, 1997, the Company issued approximately 87,000 shares of common stock as payment of a fourth quarter 1996, first quarter 1997 and second quarter 1997 preferred stock dividend of $1,875,000.

Page 9
        Notes To Consolidated Condensed Financial Statements (Continued)
                               September 30, 1997
                                   (Unaudited)


4.   GEOGRAPHIC DATA -

     The following table sets forth the amount of net sales and operating income
     (loss) of the Company by geographical areas (includes pharmaceuticals and biomedical operations) for the three and nine months ended September 30, 1997 and 1996 and the identifiable assets of the Company by geographical areas as of September 30, 1997 and December 31, 1996 (in thousands):

                                       Three Months Ended            Nine Months Ended
                                      ---------------------       ----------------------
                                          September 30,                 September 30,
                                      ---------------------       ----------------------
                                        1997         1996           1997          1996
                                      --------    ---------       --------     ---------
     Net Sales:
United States ....................   $  41,693    $  37,106      $ 100,932     $  95,080
Canada ...........................       4,840        4,514         14,970        14,060
                                      --------    ---------       --------     ---------

     North America ...............      46,533       41,620        115,902       109,140

Latin America (principally Mexico)      14,912       12,546         42,753        35,128
Western Europe ...................      11,959       12,511         40,769        44,707

Yugoslavia .......................      58,660       69,242        156,768       199,234
Russia ...........................      28,806       19,593         83,014        44,473
Hungary ..........................      11,498           --         41,147            --
                                      --------    ---------      ---------     ---------

     Eastern Europe ..............      98,964       88,835        280,929       243,707

Asia, Africa, and Australia ......       5,029        2,405         16,241         7,143
                                     ---------    ---------      ---------     ---------

Total ............................   $ 177,397    $ 157,917      $ 496,594     $ 439,825
                                     =========    =========      =========     =========
     Operating Income (Loss):

United States ....................   $  15,008    $  16,401      $  34,894     $  41,176
Canada ...........................       1,740        1,457          5,153           687(2)
                                      --------    ---------      ---------     ---------

     North America ...............      16,748       17,858         40,047        41,863

Latin America (principally Mexico)       4,220        2,416         10,309         7,613
Western Europe ...................         612       (1,166)         2,807         1,890

Yugoslavia .......................      21,273       19,179         53,855        46,271
Russia ...........................       6,536        5,266         18,906        13,404
Hungary ..........................       1,485           --          6,271            --
Eastern European Headquarters ....      (1,439)          --         (3,117)           --
                                      --------    ---------      ---------     ---------

     Eastern Europe ..............      27,855       24,445         75,915        59,675

Asia, Africa, and Australia ......          24           59            139           166
Corporate ........................      (7,848)     (11,706)       (39,272)(1)   (29,804)
                                      --------    ---------      ---------     ---------

Total ............................   $  41,611    $  31,906      $  89,945     $  81,403
                                     =========    =========      =========     =========

(1) Includes $12,000,000 of expenses related to a charge in connection with the settlement of the Company's class action lawsuit. (See Note 6.)

(2) Includes $3,500,000 of expenses related to one-time charge in connection with a resolution of a commercial dispute and a penalty from the Canadian Patent Price Review Board.

Page 10
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 30, 1997
                                   (Unaudited)


     Identifiable assets:
                                    September 30,    December 31,
                                        1997            1996
                                    ------------     ------------

United States ....................   $  250,232      $  105,670
Canada ...........................       10,468           7,433
                                     ----------      ----------
North America ....................      260,700         113,103

Latin America (principally Mexico)       32,491          30,691
Western Europe ...................       50,202          56,578

Yugoslavia .......................      395,921         342,983
Russia ...........................       80,520          54,990
Hungary ..........................       75,693          77,245
Eastern European Headquarters ....        6,809              --
                                     ----------      ----------
Eastern Europe ...................      558,943         475,218

Asia, Africa, and Australia ......       26,228           2,524
Corporate ........................      364,188         100,537
                                    -----------      ----------
Total ............................  $ 1,292,752      $  778,651
                                    ===========      ==========


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

     ICN Yugoslavia began the year with a net monetary asset exposure of $134,000,000 which was subject to foreign exchange loss if a devaluation of the dinar were to occur. During the first nine months of 1997, the Company reduced its monetary exposure by converting dinar denominated accounts receivable into notes receivable payable in dinars, but fixed in dollar amounts. The first conversion was made early in the first quarter with $50,000,000 accounts receivable converted into a one year note bearing interest at LIBOR plus one percent. A second conversion was arranged at the end of the first quarter through an agreement with the Yugoslavian government to purchase $50,000,000 of drugs. The sales under this agreement were converted into a note receivable bearing interest at LIBOR plus one percent on the outstanding balance and has special payment guarantees with the payment fixed in dollar amounts. The second agreement also allows the Company to offset certain payroll tax obligations against outstanding accounts receivable balances. Subsequent to these two agreements, the Company negotiated an arrangement with the government of Yugoslavia under which ICN Yugoslavia would commit to continue to provide products, in dollar denominated sales, in an amount up to $50,000,000 per calendar quarter for one year, and the government would pay a minimum of $9,500,000 per month towards outstanding receivables. However, at no point in time can the amount due to ICN Yugoslavia from the government exceed $200,000,000, including both accounts and notes receivable. Receivables that arise from this agreement are interest bearing with interest at the LIBOR rate plus one percent. As of September 30, 1997, ICN Yugoslavia had a net monetary asset position of $48,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

     The Company reduced its overall accounts receivable balance from the beginning of the year through collections and the conversion of $130,000,000 of accounts receivable into notes receivable discussed above. As of September 30, 1997, the accounts receivable balance was $74,471,000. The willingness of the Yugoslavian government to provide the Company

Page 11
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 30, 1997
                                   (Unaudited)

     protection against devaluation on its receivables in exchange for longer payment terms is a reflection of the strict adherence to government policy on controlling inflation by limiting the amount of hard currency in circulation. This policy was initially established with the start of the stabilization program in 1994.

6.   COMMITMENTS AND CONTINGENCIES -

     Litigation: In a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") (the "1995 Actions"), plaintiffs allege that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding its hepatitis C NDA in connection with: (i) the Merger of the Company, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs motion seeking the certification of (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or Biomedicals common stock prior to the Merger was granted. Defendants filed their answer to the Securities Complaint. On July 23, 1997, plaintiffs and defendants entered into a Memorandum of Agreement to Settle Action (the "Agreement"), whereby the parties agreed to settle the 1995 Actions for $15,000,000. This settlement, funded in part by the Company's insurance policy, resulted in a $12,000,000 charge to the Company which is included in the consolidated condensed statements of income for the nine months ended September 30, 1997. The full settlement documentation has been filed with the Court and a preliminary hearing is scheduled for November 17, 1997. The settlement is subject to final approval of the Court. The Company intends to urge the Court to approve the settlement. If the settlement is not approved and the matter proceeds to trial, the ultimate outcome of any such trial cannot be predicted with certainty and an unfavorable outcome could have a material adverse effect on the Company.

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

Page 12
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 30, 1997
                                   (Unaudited)


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

     Commitments: In January 1997, ICN Yugoslavia entered into a forward exchange contract with a Yugoslavian bank to purchase $16,935,000 in hard currency at a fixed exchange rate of 5.25 dinars to one U.S. dollar. The dinars shall be paid to the bank two days after the receipt of the hard currency. Should the bank fail to provide the hard currency, ICN Yugoslavia is under no obligation to pay the dinars. Additionally, this contract is automatically canceled should there be an official devaluation of the dinar.

Page 13
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 30, 1997
                                   (Unaudited)


7.   DETAIL OF CERTAIN ACCOUNTS -  (000's omitted)

Receivables, Net:
                                                   September 30,    December 31,
                                                      1997              1996
                                                   ------------    ------------
Trade accounts receivable ......................   $    198,076    $    257,619
Other ..........................................         12,201           9,782
                                                   ------------    ------------
                                                        210,277         267,401

Allowance for doubtful accounts ...............          (7,583)         (8,870)
                                                   ------------    ------------
                                                   $    202,694    $    258,531
                                                   ============    ============
Inventories, Net:
                                                   September 30,    December 31,
                                                       1997             1996
                                                   ------------    ------------
Raw materials and supplies ....................    $     57,898    $     48,656
Work-in-process ...............................          12,875          14,625
Finished goods ................................          63,454          67,845
                                                   ------------    ------------
                                                        134,227         131,126
Allowance for inventory obsolescence ..........         (10,756)        (10,153)
                                                   ------------    ------------
                                                   $    123,471    $    120,973
                                                   ============    ============

Property, Plant and Equipment, Net:
                                                   September 30,    December 31,
                                                       1997             1996
                                                   ------------    ------------
Property, plant and equipment, at cost ........    $    369,167    $    280,629
Accumulated depreciation ......................         (68,265)        (46,420)
                                                   ------------    ------------
                                                   $    300,902    $    234,209
                                                   ============    ============


8.   DEBT -

     In August 1997, the Company completed its offering of $275,000,000 principal amount of 9.25% Senior Notes due 2005 (the "Notes") for net proceeds of approximately $267,000,000. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Notes mature on August 15, 2005, unless previously redeemed. The Notes are redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001. The Notes are general unsecured obligations of the Company. The Notes rank pari passu in right of payment with all unsecured senior indebtedness and senior to all subordinated indebtedness of the Company, including the Company's 8.5% Convertible Subordinated Notes due 1999. The indenture governing the Notes permits the Company and its subsidiaries to incur additional indebtedness, subject to certain limitations, and contains certain covenants with respect to payment of dividends, creation of liens, and sales of assets.

Page 14
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 30, 1997
                                   (Unaudited)


9.   ACQUISITIONS -

     In August 1997, the Company completed its purchase of the worldwide rights to seven products, the non-U.S. rights to two other products, with an option to purchase the U.S. rights to these products, and the purchase of a GMP-standard manufacturing plant in Humacao, Puerto Rico (the "Plant") from
     F. Hoffmann-La Roche, Ltd. ("Roche"). The purchase price of the Plant was $55,000,000 payable in cash. Additionally, the purchase of the Plant is under a sale/leaseback arrangement whereby Roche will lease the Plant from the Company under a two year lease with lease payments totaling $8,000,000 annually.

     Under the agreement, effective July 1, 1997, the Company received the product rights in exchange for $90,000,000 payable in a combination of 1,600,000 shares of the Company's common stock valued at $40,000,000 and 2,000 shares of the Company's convertible preferred stock valued at $50,000,000. Each share of the Company's convertible preferred stock is convertible into 1,000 shares of the Company's common stock at a conversion price equivalent to $25 per share. In conjunction with the issuance of the common and preferred stock, the Company guaranteed a price initially at $25.75 per common share increasing at a rate of 6% per year for three years. Should Roche sell the shares issued at any time during the guarantee period, the Company is entitled to any of the proceeds realized by Roche in excess of the guaranteed price.

     Effective October 1, 1997, as a result of the rise in the per share market price of the Company's common stock since the initial acquisition from Roche, the Company exercised its option to acquire the U.S. rights to the two products noted above plus two other U.S. product rights in exchange for an obligation of $82,073,000. Five days prior to the Closing date of December 1, 1997, the parties will determine the form of consideration used to settle the obligation. Consideration is likely to be in the form of cash owed to the Company from the sale of common stock by Roche in excess of the guarantee price and further stock price guarantees or a combination thereof.

     This acquisition will be accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets acquired. At this time it is impractical to provide the required financial statements related to the acquisition and the pro forma financial information that are required to be furnished under cover of Form 8-K. The Company anticipates filing this information under cover of Form 8-K as soon as practicable within 75 days from the closing date.

10.  SUBSEQUENT EVENTS -

     On October 1, 1997, the Company acquired a 72% interest in Marbiopharm, a pharmaceutical company located in Yoshkar-Ola, Russia, for approximately $3,000,000 in cash. Marbiopharm manufactures, sells and distributes pharmaceutical products in Russia.

     On October 13, 1997, the Company acquired an 80% interest in Polfa Rzeszow, S.A., ("Polfa") a pharmaceutical company located in Rzeszow, Poland, for approximately $33,700,000 in cash and approximately 32,000 shares of common stock of the Company valued at $1,709,000. Polfa makes and distributes a wide range of pharmaceuticals, including anti-depressants, anti-fungals, anti-infectives, pain relievers, anti-allergy, cardiovasculars and nutritionals. Under the terms of the agreement, the Company will invest approximately $20,000,000 over the next two years, primarily for the construction of a new pharmaceutical production plant, at which time the Company will own approximately 90% of Polfa.

     On October 21, 1997, the Company acquired a 75% interest in AO Tomsk Chemical Pharmaceutical Plant ("Tomsk"), a pharmaceutical company located in Tomsk, Russia, for approximately $3,000,000 in cash. Tomsk makes and distributes a wide range of pharmaceuticals, including antiseptics, analgesics, antibiotics and herbal liquids and extracts. Under the terms of the agreement, the Company will invest approximately $8,000,000 over the next two years. The terms and conditions of the acquisition are subject to the approval of the Anti-monopoly Committee of the Russian Federation and are expected to be finalized in the fourth quarter of 1997.

Page 15
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               September 30, 1997
                                   (Unaudited)


     On October 27, 1997, the Company acquired a 42.6% interest in Velefarm, a distributor located in Belgrade, Yugoslavia, for 54,000,000 dinars (approximately $9,000,000). Under the terms of the agreement, the Company exchanged accounts receivable due from Velefarm for the 42.6% interest. ICN Yugoslavia recorded sales to Velefarm of $61,057,000 and $86,383,000 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. Accounts receivable due from Velefarm as of December 31, 1996 were $32,224,000. The Company's investment in Velefarm will be recorded under the equity method of accounting.

     Each of the above acquisitions will be accounted for using the purchase method of accounting. The purchase price allocations are preliminary pending appraisals, evaluations and other studies of the fair value of the assets and liabilities acquired. Each of the acquisitions individually or in the aggregate is not material to the financial position or results of operations of the Company.

     On October 14, 1997, the Company announced that it elected to redeem its 8-1/2% Convertible Subordinated Notes due 1999 on November 16, 1997, and the 5-5/8% Xr Capital Holding Exchangeable Certificates due 2001, issued by a trust established by ICN in 1986, on November 7, 1997. As of October 10, 1997, there was outstanding principal amount of $114,900,000 of the 8-1/2% Convertible Subordinated Notes. These bonds were issued in November 1994 and are convertible into shares of ICN common stock at a conversion price of $22.117, or 45.21 shares per $1,000 principal amount. Bondholders will have the right to convert the bonds into ICN common stock on or before November 14, 1997. Holders of record at the close of business on November 1, 1997 and who convert after that date will be entitled to receive the semi-annual interest payment payable on November 15, 1997. If not converted, bondholders will receive 102.125% of the principal amount plus accrued interest. As of November 13, 1997, approximately $64,597,000 of the Convertible Subordinated Notes have been converted into 2,920,694 shares of common stock.

     As of October 10, 1997, there was outstanding principal amount of approximately Sfr 59,000,000 of the 5-5/8% Xr Capital Holding Exchangeable Certificates. These certificates were issued in 1986 in the international market and are convertible into ICN common stock at U.S. $26.695 (using a fixed exchange rate of Sfr 1.66 per U.S. $1.00). Holders of the certificates will have the right to convert the bonds into ICN common stock on or before October 24, 1997, ten business days before the redemption date, November 7, 1997. The redemption price is 100% of the principal amount plus accrued interest. At the redemption date, all Xr Capital Holding Exchangeable certificates converted into 1,342,000 shares of the common stock except Sfr 180,000 principal amount which was redeemed for cash.

Page 16
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for these two segments is set forth below (in thousands).

Net Sales
                          Three Months Ended          Nine Months Ended
                        -----------------------    -----------------------
                              September 30,             September 30,
                        -----------------------    -----------------------
                           1997           1996        1997         1996


Pharmaceutical          $ 158,918    $  142,123    $ 441,062    $  391,653
Biomedical                 18,479        15,794       55,532        48,172
                        ---------    ----------    ---------    ----------
Total Company           $ 177,397    $  157,917    $ 496,594    $  439,825
                        =========    ==========    =========    ==========

Pharmaceutical sales for the three and nine months ended September 30, 1997 increased $16,795,000 or 12% and $49,409,000 or 13%, respectively, compared to the same periods in 1996. The major increases occurred in the Eastern European region reflecting internal growth in Russian and additional sales from acquisitions. This region experienced growth despite declining sales in Yugoslavia resulting from government controls on healthcare spending.

Pharmaceutical net sales in Eastern Europe were $98,964,000 and $280,929,000 for the three and nine months ended September 30, 1997, respectively, compared to $88,835,000 and $243,707,000 for the same periods in 1996. Sales in Russia were $28,806,000 and $83,014,000 for the three and nine months ended September 30, 1997, respectively, compared to $19,593,000 and $44,473,000 for the same periods in 1996. The increase in sales in Russia is due to the inclusion of a full nine months of operations of Polypharm and Leksredstva in 1997 and price increases and higher unit sales. The Company's acquisition of Alkaloida in Hungary in October 1996 contributed $11,498,000 and $41,147,000 for the three and nine months ended September 30, 1997, respectively. Sales in Yugoslavia were $58,660,000 and $156,768,000 for the three and nine months ended September 30, 1997, respectively, compared to $69,242,000 and $199,234,000 for the same periods in 1996. Sales in Yugoslavia were lower due to decreased unit sales and unfavorable exchange rates and have been adversely affected by liquidity problems in that country and by government actions to reduce health care spending.

Pharmaceutical net sales in North America were $35,268,000 and $83,355,000 for the three and nine months ended September 30, 1997, respectively, compared to $33,030,000 and $84,769,000 for the same periods in 1996. Net sales in the third quarter of 1997 for the North American region increased $2,238,000 or 7% compared to the previous year primarily due to the additional sales contributed by the acquisition of the F. Hoffmann-La Roche Ltd. ("Roche") products, described below, partially offset by a decrease in unit sales of Virazole(R) of $12,508,000. Net sales for the nine months ended September 30, 1997 decreased $1,414,000 or 2% primarily due to a decrease in unit sales of Virazole(R) in the amount of $20,076,000 partially offset by the additional $15,420,000 in sales contributed by the acquisition of the Roche products and unit sales increases in the myasthenia gravis product lines. Virazole(R) is used in the United States to treat respiratory syncytial virus ("RSV"), a seasonal illness which occurs primarily in late fall through early spring. Sales of Virazole(R) during the first nine months of 1997 have been adversely impacted by increased wholesale inventory levels that developed early in the 1995/1996 season along with continuing trends in the industry toward cost containment.

On July 1, 1997, the Company completed its purchase from Roche of worldwide rights to seven products and non-U.S. rights to two other products having

Page 17
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


aggregate annual sales in 1996 of $53,800,000. The sales from these products are included in the North American sales from the effective date of the acquisition, July 1, 1997, and annualized sales may be slightly lower than the annualized 1996 sales levels.

Pharmaceutical net sales in Latin America were $14,298,000 and $40,753,000 for the three and nine months ended September 30, 1997, respectively, compared to $12,071,000 and $33,544,000 for the same periods in 1996. Net sales in the third quarter and nine months ended September 30, 1997 increased $2,227,000 or 18% and $7,209,000 or 21%, respectively, compared to the same periods in 1996. Such increases in net sales were primarily due to price increases, and, to a lesser extent, volume increases.

Pharmaceutical net sales in Western Europe were $7,285,000 and $25,090,000 for the three and nine months ended September 30, 1997, respectively, compared to $6,934,000 and $25,985,000 for the same periods in 1996. Net sales in the third quarter of 1997 increased $351,000 or 5%, primarily due to an increase in Virazole(R) sales. Net sales for the nine months ended September 30, 1997 decreased $895,000 or 3% primarily due to a decrease in Calcitonina(R) and antibiotic unit sales in Spain and changes in translation rates partially offset by an increase in Virazole(R) sales of $1,615,000. Since the beginning of the year the exchange rate of the Spanish peseta has declined in value against the dollar by 15%.

Pharmaceutical net sales in Asia, Africa and Australia were $3,103,000 and $10,935,000 for the three and nine months ended September 30, 1997, respectively, compared to $1,253,000 and $3,648,000 for the same periods in 1996. These increases of $1,850,000 and $7,287,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 are primarily due to the additional sales contributed by the Company's acquisition of Wuxi Pharmaceutical Corporation ("Wuxi") in China, which the Company acquired in the first quarter of 1997.

Biomedicals segment net sales for the three and nine months ended September 30, 1997 were $18,479,000 and $55,532,000, respectively, compared to $15,794,000 and
$48,172,000 for the same periods of 1996. Net sales in the third quarter and nine months ended September 30, 1997 increased $2,685,000 or 17% and $7,360,000 or 15%, respectively. The increase in net sales for the three months ended September 30, 1997 is primarily due to the effect of the additional Dosimetry sales resulting from the acquisition of the former Siemens Dosimetry Service in July of 1996. The increase in net sales for the nine months ended September 30, 1997 is primarily due to the additional Dosimetry sales of $8,612,000 resulting from the acquisition mentioned above, partially offset by a decrease in instrument sales of $1,260,000 resulting from the sale of the Company's instrument business in March 1996.

Gross Profit

Gross profit as a percentage of sales was 55% and 53% for the three and nine months ended September 30, 1997, respectively, compared to 55% and 52% for the same periods in 1996, respectively. Gross profit margins improved primarily at ICN Yugoslavia, where gross profit margins increased to 50% and 49% for the three and nine months ended September 30, 1997, respectively, from 43% and 37% during the same periods in 1996. ICN Yugoslavia margins were lower in the prior year due to the impact of the devaluation of the dinar in November 1995 which carried over into 1996 as the higher priced inventory was sold. The improvement at ICN Yugoslavia was partially offset by the gross profit margins resulting from the acquisitions in Eastern Europe of Alkaloida in Hungary and Leksredstva and Polypharm in Russia where sales carry gross profit margins of approximately 35%, and by lower gross profit margins in the North America region. Lower Virazole(R) sales, which carry gross profit margins close to 90% and the effect of additional sales from the acquisitions of the Roche products, which carry gross profit margins of 66% affected gross profits in the North America region, where gross profits were 74% and 78% for the three and nine months ended September 30, 1997, respectively, compared to 88% and 86% for the same periods in 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $54,187,000 or 31% of sales and $165,369,000 or 33% of sales for the three and nine months ended September 30, 1997, respectively, compared to $51,366,000 or 33% of sales and $136,532,000 or 31% of sales  for the  three  and  nine  months  ended  September  30,  1996,

Page 18
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


respectively. The increase compared to the same periods in 1996 is primarily due to additional expenses as a result of the acquisitions of Alkaloida in Hungary, Leksredstva and Polypharm in Russia, and the former Siemens Dosimetry Service in the United States. In the nine month period ended September 30, 1997, the Company recorded a non-recurring $12,000,000 charge for the settlement of the 1995 class action suit related to the Company's filing of its hepatitis C new drug application with the Food and Drug Administration.

Research and Development

Research and development expenditures increased $160,000 or 4% and $2,170,000 or 20% for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Such increases were primarily due to the acquisition of personnel and modern research facilities at Alkaloida in Hungary and increased expenditures at ICN Yugoslavia.

Translation and Exchange (Gains) Losses, Net

Translation and exchange (gains) losses, net, were $1,494,000 and $7,204,000 for the three and nine months ended September 30, 1997, respectively, compared to ($903,000) and ($215,000) for the same periods in 1996. In the third quarter of 1997, translation (gains), losses, net include $2,849,000 of translation losses, primarily related to ICN Yugoslavia's net monetary asset position, partially offset by $1,363,000 of translation gains related to the Company's foreign denominated debt. For the nine months ended September 30, 1997, translation (gains), losses, net include $10,403,000 of translation losses, primarily related to ICN Yugoslavia's net monetary asset position, partially offset by $3,095,000 of translation gains related to the Company's foreign denominated debt.

Interest Income

Interest income during the three and nine months ended September 30, 1997 increased $6,205,000 and $8,149,000, respectively. This increase is primarily due to interest income on notes receivable from the Yugoslavian government, and the interest income from the investment of the proceeds resulting from the Company's issuance of $275,000,000 of senior notes.

Interest Expense

Interest expense during the three months and nine months ended September 30, 1997 increased $2,297,000 and $4,087,000, respectively, compared to the same periods in 1996. This increase resulted primarily from the increase in short and long term debt of the Company, primarily due to the effect of the debt assumed with the acquisition of Alkaloida in Hungary and the issuance in August of 1997 of $275,000,000 of senior notes.

Taxes

Provision (benefit) for income taxes was ($521,000) and ($12,311,000) for the three and nine months ended September 30, 1997, respectively, compared to $2,345,000 and $3,385,000 for the same periods in 1996. As a result of the acquisition of product rights from Roche, the Company reassessed the carrying value of its deferred tax assets resulting in an increase in its deferred tax asset and a corresponding deferred tax benefit of $25,854,000. Offsetting this benefit were increases in taxes at ICN Yugoslavia of $10,163,000 resulting from the expiration of tax benefits which originated when ICN Yugoslavia was acquired in 1991. However, future taxes may be partially offset by tax credits allowed in Yugoslavia for plant construction. The current statutory tax rate in Yugoslavia is 25%.

Page 19
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Computation of Per Share Earnings

In the Company's calculation of per share earnings, certain adjustments are made to reported net income to arrive at an adjusted net income that is divided by the number of shares for the period. Last year these adjustments related to the impact of the Company's convertible debt, while in the three and nine months ended September 30, 1997 there are additional adjustments related to preferred dividends. In October of 1996, the Company issued $50,000,000 of preferred stock having a 6% annual dividend and a convertibility feature that allows conversion into common stock at a discount from the current market price at the time of the exercise. This discount represents an embedded dividend and is treated similar to the 6% stated preferred dividend in the calculation of earnings per share.

In the three and nine months ended September 30, 1997, the preferred stock is not assumed to be converted because to do so would be anti-dilutive.
Accordingly, the earnings per share calculation includes an adjustment to net income for the three and nine months ended September 30, 1997 of $659,000 and $5,085,000, respectively, related to the stated preferred and embedded dividends compared to no preferred dividend deduction last year. The embedded dividend is deducted from earnings in the per share calculation based on when the convertible feature of the preferred becomes exercisable, which occurs over a year with most of the discount amortized in the first two quarters subsequent to the issuance. Since March 31, 1997, approximately 48,000 shares of the initial 50,000 share preferred stock offering have been converted into common stock.

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

ICN Yugoslavia began the year with a net monetary asset exposure of $134,000,000 which was subject to foreign exchange loss if a devaluation of the dinar were to occur. During the first nine months of 1997, the Company reduced its monetary exposure by converting dinar denominated accounts receivable into notes receivable payable in dinars, but fixed in dollar amounts. The first conversion was made early in the first quarter with $50,000,000 accounts receivable converted into a one year note bearing interest at LIBOR plus one percent. A second conversion was arranged at the end of the first quarter through an agreement with the Yugoslavian government to purchase $50,000,000 of drugs. The sales under this agreement were converted into a note receivable bearing interest at LIBOR plus one percent on the outstanding balance and has special payment guarantees with the payment fixed in dollar amounts. The second agreement also allows the Company to offset certain payroll tax obligations against outstanding accounts receivable balances. Subsequent to these two agreements, the Company negotiated an arrangement with the government of Yugoslavia under which ICN Yugoslavia would commit to continue to provide products, in dollar denominated sales, in an amount up to $50,000,000 per calendar quarter for one year, and the government would pay a minimum of $9,500,000 per month towards outstanding receivables. However, at no point in time can the amount due to ICN Yugoslavia from the government exceed $200,000,000, including both accounts and notes receivable. Receivables that arise from this agreement are interest bearing with interest at the LIBOR rate plus one percent. As of September 30, 1997, ICN Yugoslavia had a net monetary asset position of $48,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

The Company reduced its overall accounts receivable balance from the beginning of the year through collections and the conversion of $130,000,000 of accounts receivable into notes receivable discussed above. As of September 30, 1997, the accounts receivable balance was $74,471,000. The willingness of the Yugoslavian government to provide the Company protection against devaluation on its receivables in exchange for longer payment terms is a reflection of the strict adherence to government policy on controlling inflation by limiting the amount of hard currency in circulation. This policy was initially established with the start of the stabilization program in 1994.

Page 20
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


In spite of a decrease in sales for the nine months ended September 30, 1997 of $42,466,000 compared to the same period last year, the operating income of ICN Yugoslavia increased to $53,855,000 for the nine months ended September 30, 1997 from $46,271,000 the same period of last year, an increase of 16%. The increase is primarily due to improved gross margins of 49% in the nine months ended September 30, 1997 compared to 37% last year. Last year's quarterly margins reflected the impact of the devaluation of the dinar in November of 1995. This improvement over last year should not be viewed as an indication of improvement to be expected in future quarters. The Yugoslavian economy is weak and liquidity continues to be a problem. The improvement in operating income over last year is offset by increased levels of tax expense due to the expiration of tax benefits in Yugoslavia. Net income from ICN Yugoslavia for the nine months ended September 30, 1997, was $31,553,000 compared to $34,687,000 last year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, cash provided by operating activities totaled $15,374,000. The level of accounts and notes receivable increased $74,327,000, primarily at ICN Yugoslavia resulting from the lengthening of the collection period of receivables, the conversion of accounts receivables into one-year notes receivables and general liquidity problems in Yugoslavia. Cash from operating activities includes an adjustment to reverse the non-cash impact of a $25,854,000 tax benefit from the revaluation of the Company's deferred tax asset.

Cash used in investing activities of $50,244,000 for the nine months ended September 30, 1997 include $24,137,000 of cash paid for acquisitions that were initially acquired in 1996 and $27,634,000 of capital expenditures primarily in the North America and Eastern European regions, related to production facility improvements.

Cash provided by financing activities of $265,906,000 for the nine months ended September 30, 1997 primarily includes $16,534,000 of proceeds from the exercise of stock options and $267,000,000 of net proceeds from the issuance of senior notes partially offset by net payments of notes payable of $8,958,000 and $8,414,000 of dividends paid. The increase in 1997 dividend payments is primarily due to the timing of quarterly cash payments in 1997 compared to 1996.

On March 25, 1997, the Company's Board of Directors declared a first quarter cash dividend ("distribution") of $.08 per share payable on April 23, 1997 to stockholders of record on April 9, 1997.

On June 26, 1997, the Company's Board of Directors declared a second quarter cash dividend of $.08 per share, payable July 23, 1997 to stockholders of record on July 9, 1997.

On September 24, 1997, the Company's Board of Directors declared a third quarter cash dividend of $.08 per share, payable on October 22, 1997 to stockholders of record on October 8, 1997.

The Company is subject to foreign currency risk on its foreign  denominated debt
of  approximately   $25,615,000  at  September  30,  1997,  which  is  primarily denominated in Swiss francs.

In April 1997, the Company obtained a $15,000,000 revolving credit facility. Funds borrowed under this facility will be used for general operating requirements at a rate of LIBOR plus one percent. This credit facility contains covenants that include restrictions on redemption or repurchase of stock, limitation on dividend payments and on acquiring new debt and the maintenance of certain financial ratios.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

Page 21
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


DEMANDS ON LIQUIDITY

Management believes that funds generated from operations will be sufficient to meet its normal operating requirements during the coming year. If the historic rate of growth in Eastern Europe continues, these operations will require increasing levels of working capital and funds for additional facilities or upgrading of existing facilities. Additionally, the Company has several preliminary acquisition prospects that may require significant funds in 1997. In August 1997, the Company completed its offering of $275,000,000 principle amount of 9.25% Senior Notes due 2005 (the "Notes"). Interest on the Notes will be payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Notes will mature on August 15, 2005, unless previously redeemed. The Notes will be redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001. The Company intends to use the proceeds from this offering for expansion in Eastern Europe, product acquisitions in the North America, and for general purposes.

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

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS


See Note 6 of Notes to Consolidated Condensed Financial Statements.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          Exhibit  10.1:  Form  of  Asset  Purchase  Agreement  by  and  between
          Hoffmann-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997.

          Exhibit 10.2: Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997.

          Exhibit 10.3: Form of Asset Purchase Agreement by and between Syntex (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.) Inc., a Delaware corporation, ICN Puerto Rico, Inc., a Puerto Rico corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of June 13, 1997.

          Exhibit 11:     Computation of Per Share Earnings
          Exhibit 15.1:   Review Report of Independent Accountants
          Exhibit 15.2:   Awareness Letter of Independent Accountants
          Exhibit 27:     Financial Data Schedule

(b)       Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ICN PHARMACEUTICALS, INC.
                            Registrant


Date: November 12, 1997     /s/ Milan Panic
                            ------------------------------------
                            Milan Panic
                            Chairman of the Board and Chief Executive Officer



Date: November 12, 1997     /s/ John E. Giordani
                            ------------------------------------
                            John E. Giordani
                            Executive Vice President and Chief Financial Officer