Form 10-K
period 1997-12-31
ICN PHARMACEUTICALS INC
filed 1998-03-31
CIK 930184

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

                      FOR THE YEAR ENDED DECEMBER 31, 1997

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                    NAME OF EACH EXCHANGE ON
                                                          WHICH REGISTERED
--------------------                                   ------------------------
COMMON STOCK, $.01 PAR VALUE                            NEW YORK STOCK EXCHANGE
(INCLUDING ASSOCIATED PREFERRED
  STOCK PURCHASE RIGHTS)
9- 1/4% SENIOR NOTES DUE 2005                           NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of the Registrant's voting stock held by non-affiliates on March 20, 1998, was approximately $3,212,481,000.

         The number of outstanding shares of common stock as of March 20, 1998 was 71,687,163.


================================================================================
         List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: ICN Pharmaceuticals, Inc.'s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                             Item Number And Caption

                                     PART I

                                                                                                PAGE NO.
                                                                                                --------

1.   Business.................................................................................     2

2.   Properties...............................................................................    16

3.   Legal Proceedings........................................................................    17

4.   Submission of Matters to a Vote of Security Holders......................................    17


                                                  PART II


5.    Market for the Registrant's Common Equity and Related Stockholder Matters...............    18

6.    Selected Financial Data.................................................................    19

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    21

8.    Financial Statements and Supplementary Data.............................................    31

9.    Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.......    63


                                                PART III


10.   Directors and Executive Officers of the Registrant......................................    64

11.   Executive Compensation..................................................................    64

12.   Security Ownership of Certain Beneficial Owners and Management..........................    64

13.   Certain Relationships and Related Transactions..........................................    64

                                                 PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    65

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

On November 1, 1994, the stockholders of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek") and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") approved the Merger of the Predecessor Companies ("the Merger"). On November 10, 1994, SPI, ICN and Viratek merged into ICN Merger Corp. and Biomedicals merged into ICN Subsidiary Corp., a wholly-owned subsidiary of ICN Merger Corp. In conjunction with the Merger, ICN Merger Corp. was renamed ICN Pharmaceuticals, Inc. ("the Company"). For accounting purposes, SPI was the acquiring company and, as a result, the Company has reported the historical financial data of SPI in its financial results for periods prior to the Merger. Subsequent to the Merger, the results of the newly merged company include the combined operations of all Predecessor Companies.

The Company is a multinational pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products and provides radiation monitoring services. The Company pursues a strategy of international expansion which includes (i) the consolidation of the Company's leadership position in Eastern Europe and Russia; (ii) the acquisition of high margin products that complement existing product lines and can be registered and introduced into additional markets to meet the specific needs of those markets; and (iii) the creation of a pipeline of new products through internal research and development, as well as strategic partnerships and licensing arrangements.

BACKGROUND

As measured by sales, the Company believes it is currently the largest pharmaceutical company in Eastern Europe, a region with an estimated population of 425.1 million people with a collective GNP of $838.3 billion. The rate of per capita spending on pharmaceuticals in Eastern Europe currently is only 13% of such rate in Western Europe. The Company believes it has also established itself as the largest pharmaceutical company, as measured by sales, in Russia, a market that is expected to grow significantly over the next decade. The Company entered the Hungarian market by acquiring 67% of Alkaloida, one of the largest pharmaceutical companies in terms of sales in Hungary and a major world producer of morphine and related compounds. In Yugoslavia, ICN Yugoslavia has an approximate 50% market share with 1997 sales of $225,530,000. Although ICN Yugoslavia's sales and profits have been adversely affected by an economic environment that has included extended periods of hyperinflation and trade sanctions, it historically has maintained profitability.

For more than ten years, the Company has pursued a strategy of targeted expansion into regional markets which it considers to have significant potential for the sale of pharmaceutical products. This strategy has been implemented in large part through the acquisition of compatible businesses and product lines and the formation of strategic alliances and joint ventures in targeted markets. The Company believes that it has developed particular knowledge and skills in the acquisition, development and conduct of pharmaceutical and related businesses in Eastern Europe and Russia and it intends to continue its strategy of seeking acquisition and other growth opportunities in those and other emerging markets, such as China and Latin America, as well as in North America and Western Europe.

The Company continues to explore acquisition and expansion opportunities in Russia and Eastern Europe, and in February 1998, the Company announced that it would invest $300,000,000 in Russia over the next five years, including $47,000,000 for the construction of a new pharmaceutical plant as part of its ongoing modernization of ICN Oktyabr. The Company also announced that it has pledged to assist the government of Romania with the privatization of Romania's pharmaceutical industry, and plans to take a stake in a major Romanian pharmaceutical company to support the process. The Company believes Romania is one of the largest markets in Eastern Europe, with a population of approximately 26 million. Romania borders Hungary and Yugoslavia, where the Company already maintains operations.

The Company believes it is uniquely positioned as being both large enough to have an effective international distribution network not enjoyed by smaller pharmaceutical companies and small enough to permit lower sales thresholds that will achieve profitability that cannot be realized under the production and marketing constraints of larger pharmaceuticals companies. The Company has therefore increased sales and profitability in part by acquiring high margin pharmaceutical products that complement its existing product lines.

In 1997, the Company acquired the rights to eleven products from F. Hoffmann-La Roche Ltd. ("Roche"). The products include Librium (tranquilizer), Efudex (topical anti-skin cancer), Glutril (anti-diabetic), Alloferin (anesthetic), Ancotil (antifungal), Limbitrol (anti-depressant), Protamin (heparin overdose), Levo-Dromoran (pain management) and Mestinon/Prostigmin (myasthenia gravis). Sales of these products since the initial acquisition (effective July 1, 1997) contributed $37,895,000 to the Company's revenues for 1997. The Company believes that certain of these products in specific markets have growth potential and intends to promote the products accordingly. A state-of-the-art manufacturing facility in Humacao, Puerto Rico was also purchased from Roche in a separate transaction. In February 1998, the Company acquired the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products from SmithKline Beecham plc ("SKB"). The products include Actal, Breacol, Coracten, Eskornade, Fefol, Gyno-Pevaryl, Maxolan, Nyal, Pevaryl, Ulcerin and Vylcim.

The Company's research and development activities are based upon the expertise accumulated in over thirty years of nucleic acids research focusing on the internal generation of novel molecules. The research and development function works closely with corporate marketing on a local, regional and worldwide basis. In this connection, the Company has entered into a number of licensing arrangements with other larger pharmaceutical companies, as well as strategic partnerships to develop its proprietary products.

Among the Company's products is the broad spectrum antiviral agent ribavirin which it markets in the United States, Canada and most of Europe under the Virazole(R) trademark. Virazole(R) is currently approved for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus ("RSV"), herpes simplex, influenza, chicken pox, hepatitis and human immunodeficiency virus ("HIV"). In the United States and Europe, Virazole(R) is approved only for use with hospitalized infants and children with severe lower respiratory infections due to RSV.

In 1995, the Company entered into an agreement (the "License Agreement") with Schering-Plough Corporation ("Schering-Plough") whereby Schering-Plough licensed all oral forms of ribavirin, including for the treatment of chronic hepatitis C in combination with their product INTRON-A(R) (interferon alpha 2b) (the "Combination Therapy"). The License Agreement provided the Company an initial non-refundable payment by Schering-Plough of $23,000,000 and future royalty payments to the Company from sales of the drug by Schering-Plough, including certain minimum royalty rates. Schering-Plough will have exclusive marketing rights for oral forms of ribavirin for hepatitis C worldwide, except that the Company will retain the right to co-market in the countries of the European Union. In addition, Schering-Plough agreed to purchase up to $42,000,000 in common stock of the Company upon achieving certain regulatory milestones. Under the License Agreement, Schering-Plough will be responsible for all clinical development and regulatory activities worldwide. During 1997, phase III clinical trials comparing the Combination Therapy versus INTRON-A alone were completed in the U.S. and Europe and demonstrated a statistically significant improvement in sustained response in patients taking the Combination Therapy who had relapsed following previous interferon treatment. In December 1997, the Company was informed by Schering-Plough that Schering-Plough had filed a New Drug Application for the Combination Therapy with the US Food and Drug Administration (the "FDA"). The Company believes that Schering-Plough will submit similar applications in Europe in 1998. Additional trials are ongoing to broaden potential claims, specifically as first-line therapy.

Under the License Agreement, if the Company pursues regulatory approval to market Virazole(R) for an additional hepatitis indication, Schering-Plough will have the right to require that such indication become included in the License Agreement on the same terms and conditions (including royalties), in which case Schering-Plough must take responsibility for all further development activities and reimburse the Company for its development costs.

Schering-Plough has the right to terminate the License Agreement on six months' notice, in which event it would retain a non-exclusive license to all oral forms of ribavirin, subject to the royalty obligations of the License Agreement, but it would no longer have any obligation to purchase common stock of the Company. Also, on such a termination, Schering-Plough would be required to provide to the Company reference to any regulatory approvals obtained by Schering-Plough and all information and data to allow the Company to pursue regulatory approval of oral forms of ribavirin.

The Company believes that the approval of Virazole(R) in Combination Therapy for the treatment of chronic hepatitis C would be important to the Company because of the potential size of the chronic hepatitis C market both in the United States, Western Europe, Japan and other markets. However, there can be no assurance that the clinical trials will be successful or that the required governmental approvals will be obtained with respect to Virazole(R) for the treatment of hepatitis C in Combination Therapy.

In addition to its pharmaceutical operations, the Company also develops, manufactures and sells, through its wholly-owned subsidiary, ICN Biomedicals, Inc., a broad range of research products and related services, immunodiagnostic reagents and radiation monitoring services. The Company markets these products internationally to major scientific, academic, health care and governmental institutions through catalog and direct mail marketing programs. ICN Biomedicals, Inc. accounted for approximately 9% of the Company's total 1997 revenues.

In March 1998, the Company completed a three-for-two stock split (in the form of a dividend). Common share and per common share amounts for all periods presented have been restated to give effect to the stock split.


PRODUCTS

ETHICAL DRUGS

ANTI-INFECTIVES: Anti-infective drugs treat bacterial and viral infections. The Company sells approximately 70 antibacterial products, and sells its antiviral drug, ribavirin, under the tradename Virazole(R) in North America and most European countries. Ribavirin is sold as Vilona(R) and Virazide(R) in Latin America and Virazide(R) in Spain. Reference to the sale of Virazole(R) includes sales made under the trademarks Vilona(R) and Virazide(R).

ANTIVIRALS: Virazole(R) accounted for approximately 3%, 5% and 10% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Virazole(R) is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles, chicken pox and HIV. In the United States and Canada, Virazole(R) has been approved only for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory infections caused by RSV. In treating RSV, the drug is administered by a small particle aerosolized generator ("SPAG"), a system that permits direct delivery of Virazole(R) to the site of the infection. Similar approvals for Virazole(R) for use in the treatment of RSV have been granted by governmental authorities in 22 other countries.

A variety of small, independent clinical studies comparing the results of combining Virazole(R) capsules and interferon alpha 2b therapies versus interferon alone in the treatment of hepatitis C, demonstrated enhanced efficacy of the combination. Based upon these clinical findings, the Company entered into the License Agreement with Schering-Plough whereby Schering-Plough has assumed responsibility for worldwide clinical development and registration of oral ribavirin in combination with their product, INTRON-A(R) (interferon alpha 2b), for the treatment of hepatitis C.

ANTIBACTERIALS: Antibacterials accounted for approximately 14%, 22% and 21% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Most of the antibacterials manufactured and sold by the Company are under exclusive licenses held by ICN Yugoslavia for specific geographical areas, primarily Yugoslavia, from other manufacturers, including Roche, Bristol-Meyers Squibb and Eli Lilly. Jugocillin(R) and Pentrexyl(R) belong to the penicillin group of medications used in a wide variety of bacterial infections including urinary and upper respiratory tract infections. Longaceph(R) and Palitrex(R) belong to the cefalesporin group of medications used to treat afflictions that may not be responsive to penicillin treatment. Bactrim(R) is a combination product that is used in the treatment of urinary tract infections.

OTHER ETHICALS: Other ethicals accounted for approximately 49%, 41% and 40% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively. The Company manufacturers a wide variety of other ethical pharmaceuticals covering virtually every therapeutic category and/or disease state. Leading product segments in the Company's portfolio, in addition to anti-infectives, include: pain management, vitamins/minerals, cardiovascular, central nervous system, respiratory, dermatology and gastrointestinal.

During 1997, the 10 pharmaceutical products generating the greatest sales for the Company represented approximately 21% of worldwide pharmaceutical sales. The anticholinergic product line consisting of Mestinon(R), Prostigmin(R) and Tensilon(R), used for the treatment of myasthenia gravis (a progressive neuromuscular disorder) and reversing the effects of certain muscle relaxants, was the Company's leading sales contributor with worldwide sales of $28,000,000. Virazole, with worldwide sales of $23,000,000, ranked second. Other major products included: Bedayecta, a B-complex injectable vitamin marketed by ICN Mexico; Palitrex, Pentrexyl, Gentamycin, Amikacin and Bactrim, anti-infectives sold by ICN Yugoslavia in various Eastern European markets; Oxsoralen, an antipsoriatic with sales primarily in North America; and Prilazid, an antihypertensive sold in Yugoslavia. The Company also manufactures and markets approximately 60 dermatological products, primarily in North America and Eastern Europe.

OTHER OTC PRODUCTS: Other OTC products accounted for approximately 25%, 22% and 17% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Other OTC products encompass a broad range of ancillary products, sold through the Company's existing distribution channels.


RESEARCH PRODUCTS

Research chemicals, diagnostic and other biomedical products accounted for approximately 9%, 10% and 12% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

RESEARCH CHEMICALS: The Company serves life science researchers throughout the world through a catalog sales operation, direct sales and distributors. The Company's catalog lists approximately 55,000 products which are used by medical and scientific researchers involved in molecular biology, cell biology, immunology and biochemistry, microbiology and other areas. A majority of these products are purchased from third party manufacturers and distributed by the Company. Products include biochemicals, immunobiologicals, radiochemicals, tissue culture products and organic and rare and fine chemicals.

DIAGNOSTICS: Among the diagnostics marketed by the Company are reagents that are routinely used by physicians and medical laboratories to accurately and quickly diagnose hundreds of patient samples for a variety of disease conditions. The Company manufactures both enzyme and radio-immunoassay kits, which it markets under the ImmuChem(TM) product line. The Company is also a supplier of immunodiagnostic tests for the screening of newborn infants for inherited and other disorders.

DOSIMETRY: The Company is a supplier of analytical monitoring services to detect personal occupational exposure to radiation. This service is provided to dentists, veterinarians, chiropractors, podiatrists, hospitals, universities, government institutions, nuclear power plants, small office practitioners and others exposed to ionizing radiation. The Company's service includes both film and thermo luminescent badges in several configurations to accommodate a broad scope of users. This service includes the manufacture of badges, distribution to and from clients, analysis of badges and a radiation report including exposure.


ACQUISITIONS

The Company has pursued a strategy of targeted expansion into regional markets which are considered to have significant potential for pharmaceutical and related products. This strategy has been implemented in large part through the acquisition of compatible businesses and product lines and the formation of strategic alliances and joint ventures in targeted markets. In 1996 and 1997, the Company undertook a series of strategic acquisitions designed to strengthen its product lines and geographic presence.

PRODUCT RIGHTS: Effective July 1, 1997, the Company purchased the worldwide rights to seven products and the non-U.S. rights to two other products (with an option to purchase the U.S. rights to these products) from Roche, for aggregate consideration of $90,000,000. The consideration was paid in a combination of 2,400,000 shares of the Company's common stock, valued at $40,000,000, and 2,000 shares of the Company's Series C Convertible Preferred Stock, valued at $50,000,000 (together, the "Roche Shares"). Each share of the Company's Series C Convertible Preferred Stock was convertible into 1,500 shares of the Company's common stock. In conjunction with the issuance of the Roche Shares, the Company guaranteed Roche a price initially at $17.17 per common share, increasing at a rate of 6% per year for the three-year guarantee period. Should Roche sell the Roche Shares at any time during the guarantee period, the agreement entitled the Company to any of the proceeds realized by Roche in excess of the guaranteed price. Effective October 1, 1997, as a result of the rise in the per share market price of the Company's common stock since the initial acquisition from Roche, the Company exercised its option to acquire the U.S. rights to the two products noted above, plus two other U.S. product rights, for aggregate consideration of $89,008,000, which was paid with cash owed to the Company by Roche from the sale of the Roche Shares.

The Company also purchased from Roche a GMP-standard manufacturing plant in Humacao, Puerto Rico (the "Humacao Plant") for $55,000,000. The Humacao Plant is not currently producing any of the products acquired from Roche. The purchase of the Humacao Plant is under a sale/leaseback arrangement, whereby Roche will lease the Humacao Plant from the Company under a two year lease with lease payments totaling $4,000,000 annually. During the term of the lease, Roche will continue to use the Humacao Plant for the manufacture of pharmaceutical products. The Company also entered into a toll manufacturing agreement under which it will produce pharmaceutical products for Roche for a one-year period after the expiration of the lease. The Company intends to use the Humacao Plant to produce the products acquired from Roche and other products.

In February 1998, the Company acquired from SKB the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products, including Actal, Breacol, Coracten, Eskornade, Fefol, Gyno-Pevaryl, Maxolan, Nyal, Pevaryl, Ulcerin and Vylcim. The Company received the product rights in exchange for $45,000,000 payable in a combination of $22,500,000 in cash and 821 shares of the Company's Series D Convertible Preferred Stock valued at $22,500,000. Each share of the Series D Convertible Preferred Stock is initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"). Except under certain circumstances, SKB has agreed not to sell the SKB Shares until November 4, 1999. The Company has agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during a specified period ending in December 1999 and the then market value of the unsold SKB Shares do not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). Alternatively, SKB is required to pay the Company an amount, in cash or shares of the Company's common stock, to the extent that such proceeds and market value provide SKB with an average per share value in excess of $46.00 per common share (including any dividend paid on the SKB Shares). The Company has also granted SKB certain registration rights covering the common shares issuable upon conversion of the Series D Preferred Stock.

WUXI ICN PHARMACEUTICALS: Effective January 1, 1997, ICN China, Inc., a wholly-owned subsidiary of the Company, commenced operations of a pharmaceutical company under a joint venture agreement with Wuxi Pharmaceutical Corporation ("Wuxi"), a Chinese state-owned company. Under the agreement, a limited liability company (the "Chinese Joint Venture Entity") was established to produce and sell pharmaceutical products. The Chinese Joint Venture Entity is 75% owned by ICN China and 25% owned by Wuxi. Wuxi is a supplier of injectable antibiotics. Wuxi agreed to contribute its existing operation, with an approximate net book value of $6,000,000, to the Chinese Joint Venture Entity and ICN China agreed to contribute a total of $24,000,000 in cash over three years, primarily for the construction of a new pharmaceutical production plant and the purchase of related machinery and equipment. The Company contributed approximately $3,600,000 to the joint venture in 1997.

AO TOMSK CHEMICAL PHARMACEUTICAL PLANT: Effective October 1, 1997, the Company acquired a 75% interest in AO Tomsk Chemical Pharmaceutical Plant ("Tomsk"), a pharmaceutical company located in Tomsk, Russia, for approximately $3,000,000 in cash. Tomsk makes and distributes a wide range of pharmaceuticals, including antiseptics, analgesics, antibiotics and herbal liquids and extracts. Under the terms of the agreement, the Company will invest approximately $8,000,000 over the next two years.

MARBIOPHARM: Effective October 1, 1997, the Company acquired a 72% interest in Marbiopharm, a pharmaceutical company located in Yoshkar-Ola, Russia, for approximately $3,500,000 in cash. Marbiopharm manufactures, sells and distributes pharmaceutical products in Russia.

POLFA RZESZOW, S.A.: Effective October 1, 1997, the Company acquired an 80% interest in Polfa Rzeszow, S.A., ("Polfa") a pharmaceutical company located in Rzeszow, Poland, for approximately $33,700,000 in cash and approximately 48,000 shares of common stock of the Company valued at $1,709,000. Polfa makes and distributes a wide range of pharmaceuticals, including anti-depressants, anti-fungals, anti-infectives, pain relievers, anti-allergy, cardiovasculars and nutritionals. Under the terms of the agreement, the Company will invest approximately $20,000,000 over the next two years, primarily for the construction of a new pharmaceutical production plant, at which time the Company will own approximately 90% of Polfa.

VELEFARM: In October 1997, the Company acquired a 42.6% ownership interest in Velefarm, a major distributor of pharmaceutical products located in Belgrade, Yugoslavia, for approximately $13,224,000. Under the terms of the agreement, the Company exchanged accounts receivable due from Velefarm for the 42.6% interest. ICN Yugoslavia recorded sales to Velefarm of approximately $140,700,000 and $44,800,000 for the years ended December 31, 1997 and 1996, respectively, of which approximately $30,200,000 of 1997 sales were subsequent to the Company's investment.

FOREIGN OPERATIONS

The Company operates directly and through distributors in North America, Latin America (principally Mexico), Western Europe and Eastern Europe and through distributors elsewhere in the world. For financial information about domestic and foreign operations and export sales, see Note 13 of Notes to Consolidated Financial Statements.

Approximately 78%, 80%, and 75% of the Company's net sales for the years ended December 31, 1997, 1996, and 1995 were generated from operations outside the U.S. Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental actions. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging program is available.

ICN Yugoslavia represents a material part of the Company's business. Approximately 30%, 44%, and 46% of the Company's net sales for the years ended December 31, 1997, 1996, and 1995 were from ICN Yugoslavia. ICN Yugoslavia, a 75%-owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The economic problems in Yugoslavia include continuing liquidity problems, unemployment, a weakened banking system and a high trade deficit. Between May 1992 and December 1995, ICN Yugoslavia operated under sanctions imposed by the United Nations that severely limited the ability to import raw materials and prohibited all exports. While most of the United Nations sanctions have been suspended, certain risks, such as hyperinflation, currency devaluations, wage and price controls and potential government action could continue to have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Inflation and Changing Prices and ICN Yugoslavia".


MARKETING AND CUSTOMERS

The Company markets its pharmaceutical products in some of the most developed pharmaceutical markets, including the United States, Canada and Western Europe, as well as developing markets, including Russia, Eastern Europe and Latin America. The Company adjusts its marketing strategies according to the individual markets in which it operates. The Company believes its marketing strategy is distinguished by flexibility, allowing the Company to market successfully a wide array of pharmaceutical products within diverse regional markets as well as certain drugs, notably Virazole(R), on a worldwide basis.

The Company has a marketing and sales staff of approximately 2,200 persons, including sales representatives in North America, Latin America, Western Europe and Eastern Europe, who promote its pharmaceutical products. As part of its marketing program for pharmaceuticals, the Company also uses direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia, and sells through distributors in countries where it does not have its own sales staff.

In the United States, the Company currently promotes its pharmaceutical products to physicians through its own sales force. These products are distributed to drug stores and hospitals through wholesalers. In Latin America, principally Mexico, the Company promotes to physicians and distributes products either directly or indirectly to hospitals and pharmacies. The Company's Spanish and Dutch subsidiaries promote and sell pharmaceutical products through their own sales forces to physicians, hospitals, retail outlets, pharmacies and wholesalers. In other Western European markets, particularly the United Kingdom and Germany, sales forces have been recently established and distribution methods are in transition as the Company's affiliates are formed. In Canada, the Company has its own sales force and promotes and sells directly to physicians, hospitals, wholesalers, and large drug store chains.

ICN Yugoslavia sells a broad range of pharmaceutical and other products in Yugoslavia through approximately 30 wholesalers, 6 sales offices and 85 sales representatives. In December 1995, the United Nations Security Council adopted a resolution that suspended most economic sanctions imposed on the Federal Republic of Yugoslavia. The suspension of sanctions enabled ICN Yugoslavia to resume exporting certain of its product lines to Russia, other Eastern European markets, Africa, the Middle East and the Far East. During 1997, approximately 80% or $162,200,000 of ICN Yugoslavia's domestic sales were to government-sponsored entities of the Federal Republic of Yugoslavia. Future domestic sales by ICN Yugoslavia could be dependent on the ability of the Yugoslavian government to continue to subsidize purchases of pharmaceutical products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - ICN Yugoslavia".

In Russia, Hungary and Poland, the Company's sales and marketing organizations are in various stages of development. In Russia, the lower-priced generic domestic product line is sold through a network of distributors and their agents which account for approximately 90% of in-market sales. Products imported from other subsidiaries as branded generics or proprietary drugs are promoted to physicians through the Company's own sales force to create demand and are distributed to pharmacies and hospitals through distributors and wholesalers. There are currently over 400 personnel in Russia supporting the sales and marketing function. Alkaloida and Polfa Rzeszow, S.A. continue to develop sales and marketing organizations sized and structured for their specific market opportunities.

The research chemical and diagnostic product lines are sold worldwide primarily through the Company's mail order catalogs, with additional sales being generated through affiliates and a network of distributors.


RESEARCH AND DEVELOPMENT

The Company's research and development activities use the expertise accumulated by the Company and its predecessors in over 30 years of nucleic acids research. In addition, the Company develops innovative products targeted to address the specific needs of the Company's local markets. The Company currently has approximately 580 employees devoted to Research and Development activities.

NEAR AND MEDIUM-TERM RESEARCH AND DEVELOPMENT

The Company's short-term development pipeline includes the registration of a number of products in regional markets, including, but not limited to, Latin America and Eastern and Central Europe. This ongoing activity introduces both high quality generic and licensed proprietary products into under-served markets. There can be no assurance of the results of the Company's research and development efforts or the ultimate commercial success of any of the products in the development.

The Company's medium-term research and development pipeline involves the preclinical and clinical evaluation of certain nucleotide compounds which have broad market attractiveness and which have shown promise for successful commercialization (although there can be no assurances that these products will be commercialized successfully). The majority of these compounds arose from the nucleic acids programs but certain other compounds are in development to broaden the portfolio of the Company. These compounds include:

VIRAZOLE(R) (RIBAVIRIN): Prior to 1995, a number of small, independent clinical studies which compared the results of combining Virazole(R) capsules with interferon alpha versus interferon alpha alone, found enhanced efficacy for the combination. Based on these clinical findings, in 1995, the Company entered into the License Agreement with Schering-Plough, under which Schering-Plough assumed responsibility for the worldwide clinical development and registration of oral ribavirin in combination with their product INTRON-A(R) (interferon alpha 2b), for the treatment of hepatitis C virus infections and received certain geographically exclusive marketing rights. During 1997, phase III clinical trials comparing the Combination Therapy versus INTRON-A(R) alone were completed in the U.S. and Europe and demonstrated a statistically significant improvement in sustained response in patients taking the Combination Therapy who had relapsed following previous interferon treatment. In December 1997, the Company was informed by Schering-Plough that Schering-Plough had filed a New Drug Application for the Combination Therapy with the FDA. The Company believes that Schering-Plough will submit similar applications in Europe in 1998. Additional trials are ongoing to broaden potential claims, specifically as first-line therapy.

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

TIAZOLE(TM) (TIAZOFURIN): The Company has maintained an active research program centered on tiazofurin, which the Company is developing under the tradename Tiazole(TM). This product is a nucleoside analog demonstrated to cause inhibition of IMP-dehydrogenase, whose activity is elevated in a number of cancers. Studies of Tiazole(TM) by independent investigators indicate significant activity in the treatent of myelogenous leukemia. The Company is in the process of conducting Phase II/III evaluation of Tiazole(TM) for use in the treatment of the late stages of refractory chronic myelogenous leukemia. The Company is also evaluating Tiazole(TM) for the treatment of ovarian carcinoma.

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

A2545: This compound was acquired as part of the 1996 purchase of Alkaloida. A2545 has a favorable preclinical profile and has shown good activity in Phase I/II studies for the prevention of life-threatening irregularities of the heartbeat (arrythmias), with good effectiveness in arrythmias resistant to conventional therapy. The Company has not yet ascertained whether or not this compound will have certain clinical advantages when compared with other agents in this category. The drug is orally bioavailable and has a favorable toxicology profile.

LONG-TERM RESEARCH AND DEVELOPMENT

The Company's long-term research and development activities are focused on the identification and development of novel therapeutic and diagnostic agents for the treatment of viral diseases, cancer, immunologic dysfunction, diseases of the skin, hormonal therapy, and cardiovascular diseases.

The Company is engaged in two research areas both of which involve nucleic acids. One area is based on extending the library of nucleoside analogs through new synthesis and screening efforts. This is a proven approach which led to the identification of Virazole(R) by the Company and to other nucleoside therapeutics by other companies. The second area is the use of "antisense"
oligonucleotide technology. This approach seeks to block the undesirable expression of genetic material in a highly selective way through the construction of short sequences of nucleotides which uniquely bind and inactivate the disease-causing genetic material. Both these approaches take advantage of the Company's knowledge base in nucleic acids.

There can be no assurance of the results of the Company's research and development efforts or the ultimate commercial success of any of the products in development.


COMPETITION

The Company operates in a highly competitive environment. The Company's competitors, many of whom have substantially greater capital resources and marketing capabilities and larger research and development staffs and facilities than the Company, are actively engaged in marketing products similar to those of the Company and in developing new products similar to those proposed to be developed and sold by the Company. The Company believes that many of its competitors spend significantly more on research and development related activities than the Company spends. Competitive factors vary by product line and customer and include service, product availability and performance, price and technical capabilities. The Company does business in an industry characterized by extensive and ongoing research efforts. Others may succeed in developing products that are more effective than those presently marketed or proposed for development by the Company. Progress by other researchers in areas similar to those explored by the Company may result in further competitive challenges.

The Company is aware of several ongoing research programs which are attempting to develop new products for the prevention or treatment of RSV, including one product recently approved by the FDA for the prevention of RSV infections in newborns. Although the Company will follow publicly disclosed developments in this field, on the basis of currently available data it is unable to evaluate whether the technology being developed in these programs poses a threat to its current market position in the treatment of RSV or its revenue streams.

ORDER BACKLOG

As is customary in the pharmaceutical industry, all the Company's products are sold on an "open order" basis. Consequently, order backlog is not considered a significant factor.

MANUFACTURING AND RAW MATERIALS

The Company manufactures pharmaceuticals at 15 facilities. Those facilities are located in Bryan, Ohio; Mexico City, Mexico (at two locations); Montreal, Canada; Zoetermeer, The Netherlands; Barcelona, Spain; Belgrade, Yugoslavia; St. Petersburg, Chelyabinsk, Kursk, Tomsk, and Yoshkar-Ola, Russia; Rzeszow, Poland; Tiszavasvari, Hungary; and Wuxi, China. The Company believes it has sufficient manufacturing capacity to meet its needs for the foreseeable future. The manufacturing facilities which require good manufacturing practices ("GMP") approval from the FDA or foreign agencies, have obtained such approval.

In Bryan, Ohio, the Company manufactures topical and oral dosages of several pharmaceutical products for the United States market. All of the Company's dermatology products are formulated, packaged and distributed from the Bryan, Ohio facility. The Bryan, Ohio facility also packages and distributes Virazole(R) for RSV on a worldwide basis.

At the two facilities in Mexico City, the Company manufactures a variety of pharmaceuticals in topical, oral and injectable dosage forms to serve the Latin America market. In Montreal, Canada, the Company manufactures its line of proprietary and generic pharmaceutical dosage forms for the U.S. and Canadian markets, SPAG units for the administration of Virazole(R) in the treatment of RSV, and other related medical devices. The Canadian facility also manufactures a full line of products using the controlled drug substance morphine for the management of pain in cancer and post-surgical states. In Spain, the Company manufacturers and markets ethical pharmaceuticals principally for distribution in Spain and Holland. In Yugoslavia, the Company manufactures over 450 pharmaceutical, veterinary, dental and other products in topical, oral and injectable forms. In St. Petersburg, Russia, the Company manufactures primarily pharmaceutical products in oral and injectable forms. At Kursk, Russia, the Company produces bulk drugs as well as other chemically synthesized bulk drug structures, and a variety of oral dosage forms for the Russian market. In Chelyabinsk, Russia, the Company produces oral and injectable dosage forms for the Russian market. The Company's recently acquired manufacturing sites in Rzeszow, Poland and in Tomsk and Yoshkar-Ola, Russia manufacture a variety of pharmaceutical products in oral and injectable forms. In Tiszavasvari, Hungary the Company produces a variety of bulk drug substances for sale worldwide and oral dosage forms for European and Asian markets. At Wuxi in China the Company produces oral and injectable dosage forms for the Chinese market.

The Company subcontracts all of the manufacture of bulk ribavirin to third party suppliers. Most of the finishing and packaging of Virazole(R) is done by the Company and the balance by third party subcontractors. The Company believes that capacities of these manufacturers are sufficient to meet the current demand for Virazole(R).

Manufacturing of the Company's research chemical products is chiefly carried out in three domestic facilities and one foreign facility: Irvine, California
(radiochemicals),  Orangeburg,  New  York  (diagnostic  and  immunobiologicals),
Aurora, Ohio (biochemicals and immuno-biologicals) and Eschwege, Germany (chromatography products).

In general, raw materials used by the Company in the manufacture of all of its products are obtainable from multiple sources in the quantities desired.

LICENSES, PATENTS AND TRADEMARKS (PROPRIETARY RIGHTS)

The Company may be dependent on the protection afforded by its patents relating to Virazole(R) and no assurance can be given as to the breadth or degree of protection which these patents will afford the Company. The Company has patent rights in the United States expiring in 1999 relating to the use of Virazole(R) to treat specified human viral diseases. If future development of Virazole(R) in Combination Therapy is successful and approval granted in the United States, an additional award of exclusivity will likely be granted for up to three years from date of approval pursuant to the Waxman-Hatch Act; however, there can be no assurance that such development will be successful or that such approval will be obtained. The Company has patents in certain foreign countries covering use of Virazole(R) in the treatment of certain diseases, which coverage and expiration varies and which patents expire at various times through 2006. The Company has no, or limited, patent rights with respect to Virazole(R) and/or its use in certain foreign countries where Virazole(R) is currently, or in the future may be, approved for commercial sale, including France, Germany and Great Britain. However, it is expected that Schering-Plough and the Company will be granted a favorable review classification (Concertation Procedure) for Virazole(R) as a treatment for chronic hepatitis C in Combination Therapy in all European Union countries (including France, Germany and Great Britain). As a result, approval of the application of Virazole(R) for treatment of chronic hepatitis C in Combination Therapy (if such approval is granted) would, in the European Union, provide Schering-Plough and the Company six or more years of regulatory protection from the date of such approval of the application against generic substitutes of Virazole(R) for treatment of chronic hepatitis C. There can be no assurance that the loss of the Company's patent rights with respect to Virazole(R) upon expiration of the Company's patent rights in the United States, Europe and elsewhere will not result in competition from other drug manufacturers or will not otherwise have a significant adverse effect upon the business and operations of the Company.

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

ICN Yugoslavia manufactures and sells three of its top-selling antibacterial products, Pentrexyl(R), Longaceph(R) and Palitrex(R), under licenses from Bristol-Myers Squibb, Roche Holding AG and Eli Lilly, respectively. See "Products."

Many of the names of the Company's products are registered trademarks in the United States, Yugoslavia, Mexico, Canada, Spain, The Netherlands and other countries. The Company anticipates that the names of future products will be registered as trademarks in the major markets in which it will operate. Other organizations may in the future apply for and be issued patents or own proprietary rights covering technology which may become useful to the Company's business. The extent to which the Company at some future date may need to obtain licenses from others is not known.

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


LITIGATION, GOVERNMENT INVESTIGATIONS AND OTHER MATTERS

LITIGATION: See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's Litigation.

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

ENVIRONMENTAL MATTERS: The Company has not experienced any material impact on its capital expenditures, earnings or competitive position as a result of compliance with any laws or regulations regarding the protection of the environment. The Company believes it is in compliance in all material respects with applicable laws relating to the protection of the environment. For a description of environmental exposure related to the Company's acquisition of Alkaloida Chemical, see Note 12 of Notes to Consolidated Financial Statements.

EMPLOYEES

As of December 31, 1997, the Company employed 15,744 persons, an increase from 12,784 in 1996. The increase is primarily due to acquiring the controlling interest in the Tomsk, Russia, Yoshkar-Ola, Russia, and Rzeszow, Poland operations and the commencement of operations under the joint venture in China. At year end, the Company employed 2,168 persons in sales and marketing, 587 in research and development, 10,676 in production and 2,313 in general and administrative capacities. All of the employees employed by ICN Yugoslavia and Alkaloida, 1,620 of the employees of ICN Russia, St. Petersburg, 708 of the employees of ICN Russia, Chelyabinsk, 227 of the employees of the Company's Mexican subsidiaries, 238 employees of the Company's Spanish subsidiary and 26 employees of the Company's German subsidiary are covered by collective bargaining or similar agreements. National labor laws in some foreign countries in which the Company has substantial operations, including Yugoslavia, Russia and Spain, govern the amount of wages and benefits paid to employees and establish severance and related provisions. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppage or serious labor problems which have materially impacted its business operations.

ITEM 2.  PROPERTIES


The following are the principal facilities of the Company and its subsidiaries:

                                                                                       OWNED OR       SQUARE
LOCATION                           PURPOSE                                              LEASED        FOOTAGE

Costa Mesa, California             Corporate headquarters and administrative offices     Owned       178,000
Moscow, Russia                     Eastern European Headqauarters and
                                    Administrative offices                               Owned       102,400
Moscow, Russia                     Administrative and sales office                      Leased         8,450
Budapest, Hungary                  Administrative and sales office                      Leased         8,740
Basingstoke, United Kingdom        Administrative office                                Leased         3,300
Irvine, California                 Manufacturing facility                               Leased        27,000
Orangeburg, New York               Manufacturing facility                                Owned       100,000
Aurora, Ohio                       Manufacturing and repackaging facility               Leased        67,000
Bryan, Ohio                        Warehouse and manufacturing facility                  Owned        37,000
Montreal, Canada                   Offices and manufacturing facility                    Owned        93,519
Zoetermeer, The Netherlands        Offices and manufacturing facility                    Owned        23,430
Eschwege, Germany                  Offices and manufacturing facility                    Owned        13,278
Mexico City, Mexico                Offices and manufacturing facility                    Owned       220,000
Belgrade, Yugoslavia               Offices and manufacturing facility                    Owned       781,000
St. Petersburg, Russia             Offices and manufacturing facility                    Owned       319,102
Kursk, Russia                      Offices and manufacturing facility                   Leased       167,791
Chelyabinsk, Russia                Offices and manufacturing facility                    Owned       166,534
Tomsk, Russia                      Offices and manufacturing facility                    Owned       294,582
Yoshkar-Ola, Russia                Offices and manufacturing facility                    Owned       142,397
Rzeszow, Poland                    Offices and manufacturing facility                    Owned       397,775
Tiszavasvari, Hungary              Offices and manufacturing facility                    Owned       559,465
Barcelona, Spain                   Offices and manufacturing facility                    Owned        93,991
Wuxi, China                        Offices and manufacturing facility                   Leased       299,240
Wuxi, China                        Offices and manufacturing facility                    Owned       112,750
Brussels, Belgium                  Sales office                                         Leased         6,323
Paris, France                      Sales office                                         Leased         2,658
Opera, Italy                       Sales office and warehouse                            Owned       153,777
Sydney, Australia                  Sales office                                         Leased        10,650
Humacao, Puerto Rico               Office and manufacturing facility                     Owned       410,000

The Humacao, Puerto Rico plant is currently being leased to Roche under a two year lease which expires in August 1999. After the expiration of the lease, the Company intends to use the Humacao plant to produce pharmaceutical products.

In the opinion of the Company's management, all facilities occupied by the Company are adequate for present requirements, and the Company's current equipment is considered to be in good condition and suitable for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS


See Note 12 of Notes to Consolidated Financial Statements.




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

The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange. The market prices set forth below have been retroactively adjusted for the effect of the three-for-two stock split (in the form of a dividend) which became effective on March 16, 1998.

                                       HIGH                LOW
                                    --------            ---------

         1996
         First Quarter              $ 16 3/8            $ 11 3/8
         Second Quarter               18 5/8              14 1/8
         Third Quarter                16 5/8              13 3/8
         Fourth Quarter               13 7/8              11 3/4

         1997
         First Quarter                18                  13
         Second Quarter               19 3/8              13 5/8
         Third Quarter                35 1/4              17 5/8
         Fourth Quarter               37 3/8              26 3/4


As of March 20, 1998, there were 9,339 holders of record of the Company's common stock.

Beginning with the first quarter dividend of 1996, the Board of Directors elected to discontinue the issuance of stock distributions while increasing the quarterly per share cash dividend to 5.1 cents per quarter from 4.7 cents per quarter in 1995. In March 1997, the Company again increased its quarterly per share cash dividend to 5.3 cents per share. In January 1998, the Company increased its quarterly per share cash dividend to 6 cents per share from 5.3 cents per share.

The Board of Directors will continue to review the Company's dividend policy. The amount and timing of any future dividends will depend upon the financial condition and profitability of the Company, the need to retain earnings for use in the development of the Company's business, contractual restrictions and other factors.

ITEM 6.   SELECTED FINANCIAL DATA


ICN Pharmaceuticals, Inc. and Subsidiaries (the "Company") was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek") and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") in a transaction accounted for using the purchase method of accounting (the "Merger"). For accounting purposes, SPI was treated as the acquiring company in the Merger and, as a result, the Company's historical financial data includes only the historical financial data of SPI for periods prior to the Merger; the results of ICN, Viratek and Biomedicals are included in the consolidated financial statements of the Company since the effective date of the Merger. The following table sets forth certain consolidated financial data for the five years ended December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this Form 10-K. (Amounts in thousands, except per share information.)

                                                                   DECEMBER 31,
                                          1997         1996         1995        1994        1993
                                      -------------------------------------------------------------
Statement of
  OPERATIONS DATA:
Net sales(1)                           $752,202     $614,080     $507,905     $366,851     $403,957
Cost of sales                           351,978      291,807      206,049      182,946      211,923
                                      -------------------------------------------------------------
Gross profit                            400,224      322,273      301,856      183,905      192,034
Selling, general and
   administrative expenses              256,234      192,441      191,459      112,919      134,895
Royalties to affiliates, net                 --           --           --        7,468        6,121
Research and development costs           18,692       15,719       17,231        7,690       11,516
Purchased research
   and development(2)                        --           --           --      221,000           --
                                      -------------------------------------------------------------
Income (loss) from operations           125,298      114,113       93,166     (165,172)      39,502
Translation and exchange (gains)
   losses, net                           12,790        2,282       (9,484)         191       (3,282)
Interest income                         (15,912)      (3,001)      (6,488)      (4,728)      (8,033)
Interest expense                         22,849       15,780       22,889        9,317       23,750
                                      -------------------------------------------------------------
Income (loss) before provision
   (benefit) for income taxes and
   minority interest                    105,571       99,052       86,249     (169,952)      27,067
Provision (benefit) for
   income taxes                         (27,736)      (6,815)       2,997       10,360        5,368
Minority interest                        19,383       18,939       15,915        3,269          189
                                      -------------------------------------------------------------
Net income (loss)                     $ 113,924     $ 86,928     $ 67,337    $(183,581)    $ 21,510
                                      =============================================================

PER SHARE INFORMATION: (3) (4)
Basic earnings (loss) per common share $   1.93     $   1.75     $   1.51    $   (5.29)    $    .66
                                      =============================================================

Shares used in per share computation     55,965       48,341       44,562       34,707       32,367
                                      =============================================================

Cash dividends paid                   $     .21     $    .15     $    .19    $     .17     $    .16
                                      =============================================================

BALANCE SHEET DATA:
Working capital                      $  585,606     $306,764     $190,802    $ 137,802     $127,259
Total assets                          1,491,745      778,651      518,298      441,473      302,017
Long-term debt                          315,088      176,489      154,193      195,181       16,980
Stockholders' equity                    796,328      315,350      162,172       88,908      155,879

               See accompanying notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA



(1) ICN Yugoslavia's sales have been adversely affected since the imposition in May 1992 of United Nations sanctions on Yugoslavia, suspended in December 1995.

(2) The Merger resulted in $221,000,000 or $6.37 per basic share being ascribed to purchased research and development for which no alternative use existed, which was written-off immediately. This write-off was a one-time, non-cash charge and is not related to the Company's ongoing research and development activities for Virazole(R). Net income, excluding this one-time, non-cash write-off, was $37,419,000 or $1.08 per basic share in 1994.

(3) Earnings per share amounts for all periods prior to 1997 have been restated to comply with the requirements of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (see Note 7 of Notes to Consolidated Financial Statements).

(4) In March 1998, the Company completed a three-for-two stock split (in the form of a dividend). During 1995, 1994 and 1993 the Company issued stock dividends and distributions which totaled 5.6%, 4.8%, and 6%, respectively. Common share and per common share amounts for all periods presented in the accompanying Selected Financial Data have been restated to reflect the stock split and each of the stock dividends and distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For financial reporting purposes, the Company's operations are divided into two business segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two business segments is set forth below. This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 13 of Notes to Consolidated Financial Statements.

                                  1997           1996            1995
                                  ----           ----            ----
NET SALES (IN THOUSANDS)

    Pharmaceutical......... $    681,287    $    549,753     $    446,566
    Biomedical.............       70,915          64,327           61,339
                            ------------    ------------     ------------
    Total Company.......... $    752,202    $    614,080     $    507,905
                            ============    ============     ============


NET SALES: Eastern Europe was the major contributor to sales growth in 1997. Pharmaceutical net sales in Eastern Europe for the year ended December 31, 1997 were $433,268,000 compared to $355,415,000 for the same period in 1996. The increase of $77,853,000 or 22% is primarily the result of the Company's continued expansion program that includes three acquisitions in 1997, and of the inclusion in 1997 of a full year's results of operations for the Company's 1996 acquisitions. In Russia, the Company acquired AO Tomsk and Marbiopharm in the fourth quarter of 1997, which added $17,882,000 of sales. The Company's 1996 Russian acquisitions, Polypharm and Leksredstva, generated additional sales in 1997 of $35,374,000, of which approximately $15,923,000 was due to price and volume increases and the remainder was the result of the inclusion of a full year's sales in 1997. Sales at ICN Oktyabr in Russia have increased $14,644,000 in 1997 compared with 1996 due to price and volume increases. The Company also acquired Polfa Rzeszow S.A., a pharmaceutical company in Rzeszow, Poland, in the fourth quarter of 1997, which generated sales of $13,070,000. In Hungary, sales at Alkaloida increased by $38,519,000, principally due to the inclusion of a full year's operations in 1997. These increases were partially offset by ICN Yugoslavia, where net sales were $225,530,000 in 1997, compared with $267,166,000 in 1996. The Company has limited its sales to the Yugoslavian government to those amounts which could be paid in cash or in notes receivable fixed in dollar amounts. Sales at ICN Yugoslavia have also been affected by limitations on governmental health care expenditures. See expanded discussion below regarding ICN Yugoslavia.

Pharmaceutical net sales in Eastern Europe for the year ended December 31, 1996 were $355,415,000 compared to $254,961,000 for the same period in 1995. The increase of $100,454,000 or 39% reflects the Company's expansion program that included three acquisitions in 1996. In Russia, the Company acquired Leksredstva in the second quarter of 1996, which added $21,068,000 of sales, and in the third quarter of 1996 it acquired Polypharm, which added $7,397,000 of sales. In Hungary, the Company acquired Alkaloida in the fourth quarter of 1996, which added $21,461,000 of sales. Sales at ICN Oktyabr in Russia increased $18,023,000 in 1996 compared to 1995 due to price and volume increases and the inclusion of a full twelve months of activity in 1996 compared to three quarters of ICN Oktyabr sales in 1995. During 1996, ICN Yugoslavia began recovering from the effects of a November 1995 devaluation of the Yugoslavian dinar. Net sales at ICN Yugoslavia amounted to $267,166,000 in 1996, an increase of $32,505,000 or 14% over the previous year, primarily due to higher prices partially offset by currency fluctuations resulting from the 1995 devaluation. With the lifting of United Nations sanctions, ICN Yugoslavia was able to begin exporting in 1996, which contributed $20,227,000 of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Pharmaceutical net sales in North America for the year ended December 31, 1997 were $142,239,000 compared to $106,442,000 for the same period in 1996. The increase of $35,797,000 or 34% is primarily the result of the Company's purchase of the rights to eleven products from F. Hoffmann-La Roche Ltd. ("Roche".) Effective July 1, 1997, the Company acquired the worldwide rights (except India) to seven products: Alloferin, Ancotil, Glutril, Limbitrol, Mestinon, Prostigmin and Protamin and the worldwide rights (outside of the United States and India) to Efudex and Librium. Effective October 1, 1997, the Company obtained the worldwide rights to Levo-Dromoran and Tensilon and the United States rights to Efudex and Librium. Sales of the acquired products totaled $37,895,000 for 1997. The increase in North American net sales related to the acquired product rights was partially offset by a $10,254,000 decrease in unit sales of Virazole(R). Virazole(R) is used in aerosol form to treat infants hospitalized with severe respiratory infection caused by respiratory syncytial virus ("RSV") and is the only antiviral therapeutic for this infection. RSV is a seasonal illness which occurs primarily in late fall through early spring. Sales of Virazole(R) for 1997 were adversely impacted by increased wholesale inventory levels that developed in 1996, along with continued health care industry trends toward cost containment.

Pharmaceutical net sales in North America for the year ended December 31, 1996 were $106,442,000 compared to $109,505,000 for the same period in 1995. The decrease of $3,063,000 or 3% reflects a decrease in unit sales of Virazole(R) in the amount of $22,393,000, partially offset by an increase in unit sales primarily in the dermatological, medicinal, and myasthenia gravis product lines. Early in the 1995/1996 season, the number of hospital admissions and positive cultures for RSV suggested a heavy incidence of infection. However, the severity of infection in this season was not as high as the prior seasons nor as heavy as such earlier evidence indicated, resulting in a lower hospital demand for Virazole(R) and consequently an increased level of inventory at the wholesale level. The increased wholesale inventory levels, combined with trends in the industry toward managed health care during the first part of the 1996/1997 season, adversely impacted total 1996 Virazole(R) sales despite additional sales promotional efforts which included more favorable credit terms and sales discounts.

Sales of Virazole(R) for 1997 and 1996 may have been (and may continue to be) affected by a January 1996 change in the American Academy of Pediatrics guidelines for the use of Virazole(R) in RSV from "should be used" to "may be considered". Future sales may also be impacted by the severity of the next RSV season, the increased level of inventory still remaining at the wholesale level, and by a recently approved product designed to prevent RSV. Due to the fact that RSV is a seasonal disease, Virazole(R) sales from year to year are subject to the incidence and severity of the disease which cannot be predicted with certainty.

Pharmaceutical net sales in Western Europe for the year ended December 31, 1997 were $32,022,000 compared with $35,826,000 in 1996. The decrease of $3,804,000 or 11% primarily reflects unfavorable currency exchange fluctuations, partially offset by an increase in Virazole(R) sales.

Pharmaceutical net sales in Western Europe for the year ended December 31, 1996 were $35,826,000 compared to $37,226,000 in 1995. The decrease of $1,400,000 or
4% primarily reflects a decline in vision care sales in Holland and a decline in other pharmaceutical sales, partially offset by an increase in Virazole(R) sales.

Pharmaceutical net sales in Latin America for the year ended December 31, 1997 were $59,371,000 compared with $47,359,000 for the same period in 1996, an increase of $12,012,000 or 25%. Such increases were primarily due to price increases and volume increases, partially offset by unfavorable currency exchange fluctuations.

Pharmaceutical net sales in Latin America for the year ended December 31, 1996 were $47,359,000 compared to $41,984,000 for the same period in 1995, an increase of $5,375,000 or 13%. Such increases were primarily due to price increases, partially offset by a small decrease in unit sales and currency exchange fluctuations. Net sales for 1995 were negatively impacted by inflation and the devaluation of the Mexican peso.

Biomedical   products  net  sales  for  1997  were  $70,915,000   compared  with
$64,327,000 in 1996, an increase of $6,588,000 or 10%. This increase was primarily due to the acquisition of the former Siemens Dosimetry Service in July 1996, partially offset by a $1,261,000 decrease resulting from the sale of the Instrument business in March 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The Biomedical business had net sales for 1996 of $64,327,000 compared to $61,339,000 in 1995, an increase of $2,988,000 or 5%. This increase was primarily due to the effect of the additional sales of diagnostic products acquired from Becton-Dickinson in May 1995 of $1,837,000 and additional Dosimetry sales resulting from the acquisition of the former Siemens Dosimetry Service in July 1996 of $446,000, which were partially offset by a decrease in Instrument sales of approximately $4,423,000 resulting from the sale of the Instrument business in March 1996.

GROSS PROFIT: Gross profit as a percentage of sales was 53% for 1997 compared to 52% for 1996. ICN Yugoslavia achieved a gross profit margin of 48% in 1997 compared to 41% for 1996, when gross profit margins were adversely affected by the November 1995 devaluation of the Yugoslavian dinar. The devaluation suppressed gross margins in 1996 due to higher exchange rates and a lack of sufficient price increases while the cost of sales for inventory manufactured prior to the devaluation is expensed at a higher historical exchange rate. The Company also achieved improved gross profit margins in each of the businesses acquired during 1996, Leksredstva, Polypharm and Alkaloida, where in 1997 margins improved to 40%, 37% and 32%, respectively, compared with 36%, 36% and 22% for 1996. The improved margins on the previously acquired businesses were partially offset by lower gross profit margins on the Company's 1997 Russian acquisitions and at ICN Oktyabr where gross profit was affected by competitive pricing pressures. Gross profit margins for the Company's North American operations were 79% for 1997 compared with 85% in 1996. Lower Virazole sales, which carry higher gross profit margins, and sales of the products acquired from Roche, which generally yield a relatively lower gross profit, contributed to the decrease.

Gross profit as a percentage of sales was 52% for 1996 compared to 59% for 1995. The decrease in gross profit margins was primarily due to a decrease in gross margins at ICN Yugoslavia reflecting the impact of the November 1995 devaluation which was partially offset by an 83% price increase in December 1995 and a 30% price increase in April 1996. Typically, sales made subsequent to a devaluation are lower due to higher exchange rates and a lack of sufficient price increases while the cost of sales for inventory manufactured prior to the devaluation is expensed at a higher historical exchange rate. Margins will begin to improve after a devaluation if price increases are obtained and when older, higher priced inventory is replaced with inventory manufactured after the devaluation. ICN Yugoslavia's gross margins for the first, second, third and fourth quarters of 1996 were 29%, 37%, 43% and 53%, respectively. Additionally, the gross profit margins of the companies acquired in 1996, Leksredstva (36%), Polypharm (36%) and Alkaloida (22%), also contributed to the relative decline. The gross profit margin in the Company's operating units outside of Eastern Europe remained consistent with 1995 at 69%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $256,234,000 or 34% of sales in 1997 compared to $192,441,000 or 31% in 1996. The increase is primarily due to additional expenses of the operations acquired in 1997 and 1996 totaling $25,692,000, additional costs of approximately $5,892,000 resulting from the establishment of the Company's Eastern European headquarters in Moscow, and additional amortization of purchased intangibles of approximately $3,762,000 resulting from the acquisition of certain product rights from Roche. The 1997 amount also includes a one-time $12,000,000 charge related to the settlement of the 1995 class action suit related to the Company's hepatitis C new drug application with the Food and Drug Administration.

Under the Exclusive License and Supply Agreement with a subsidiary of Schering-Plough Corporation ("Schering-Plough") to develop Virazole(R) for the treatment of hepatitis C, the Company retains the right to co-market in the countries of the European Economic Community. The Company expects to incur significant pre-launch marketing expenses over the next two years. These efforts may cause the ratio of selling, general and administrative expenses to sales to increase during this period of time resulting from additional expenses without immediate incremental revenues.

Selling, general and administrative expenses were $192,441,000 or 31% of sales in 1996 compared to $191,459,000 or 38% in 1995. For 1996, these costs reflect decreasing expenses primarily at ICN Yugoslavia principally due to differences in exchange rates of the Yugoslavian dinar in 1996 compared to 1995 and lower level of expenditures. Offsetting such decreases were increases in selling, general and administrative expenses in North America and Western Europe due to expanded marketing efforts in these regions and a charge of $3,500,000 related to the settlement of a commercial dispute and a penalty imposed by the Canadian Patent Price Review Board. Additionally, the new Eastern European acquisitions contributed $4,504,000 of expenses in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESEARCH AND DEVELOPMENT COSTS: Research and development costs increased $2,973,000 in 1997 compared to 1996. The increase is primarily the result of the acquisition of personnel and modern research facilities at Alkaloida, and increased investment in research and development efforts at ICN Yugoslavia. Research and development costs decreased $1,512,000 in 1996 compared to 1995. Such decrease occurred primarily at ICN Yugoslavia and was principally due to differences in exchange rates of the Yugoslavian dinar.

TRANSLATION AND EXCHANGE GAINS AND LOSSES, NET: Foreign exchange losses, net, in 1997 were $12,790,000 compared to foreign exchange losses, net, of $2,282,000 in 1996. In 1997, ICN Yugoslavia had translation losses of $12,602,000, related to changes in local currency and its impact on their net monetary asset position. In addition, Alkaloida recorded transaction losses of approximately $2,421,000 on long-term obligations denominated in currencies other than its functional currency. Partially offsetting these losses were gains of $1,121,000 related to the Company's foreign-denominated debt.

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

INTEREST INCOME AND EXPENSE: The increase in interest expense in 1997 compared to 1996 of $7,069,000 is primarily due to interest expense on the Company's $275,000,000 9-1/4% Senior Notes due 2005, issued in August 1997 and to interest expense on debt acquired in connection with the Company's 1996 and 1997 acquisitions. This additional interest expense was partially offset by reduced interest expense as a result of the conversion of $114,980,000 principal amount of the Company's 8.5% Convertible Subordinated Notes due 1999 and all of the outstanding 5-5/8% Swiss Franc Exchangeable Certificates, as well as increased interest capitalization of interest costs related to plant construction at ICN Yugoslavia. During 1997, the Company capitalized interest of $5,419,000 compared with $3,770,000 in 1996. Interest income increased to $15,912,000 in 1997 from $3,001,000 in 1996 due to the investment of a significant portion of the proceeds of the $275,000,000 Senior Notes.

The decrease in interest expense in 1996 compared to 1995 of $7,109,000 is primarily due to the effect of the retirement of $34,160,000 of the Company's 12 7/8% Sinking Fund Debentures during 1995 and the capitalization of interest cost related to plant construction at ICN Yugoslavia. During 1996, the Company capitalized $3,770,000 compared to $1,978,000 in 1995.

INCOME TAXES: The Company's effective income tax rate (benefit) was (26%), (7%), and 3% for 1997, 1996, and 1995, respectively. The Company operates in many regions where the tax rate is low or it benefits from a tax holiday. In 1997, the provision for income taxes reflects a deferred tax benefit of $35,376,000 resulting from the recognition of certain deferred tax assets and the reduction of the related valuation allowance. During 1997 the Company acquired certain products from Roche and in early 1998 it acquired certain products from SmithKline Beecham plc. These new products are expected to generate future taxable income that provided a basis for reducing the Company's valuation allowance for its deferred tax assets in 1997. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. In 1997, the benefits from a tax holiday expired in Yugoslavia; however, changes in Yugoslavian tax law in 1997 created benefits that resulted in an overall 2% effective tax rate. The benefits from the 1997 change in tax law will probably continue into 1998. In Russia, the
Company continued to benefit from special tax relief that benefits pharmaceutical companies resulting in an effective tax rate of 8%. In Hungary, the Company continued to benefit from a tax holiday expiring December 31, 1998.

In 1996, the Company benefited from tax credits arising from the acquisition of ICN Yugoslavia and in Russia the tax rate was low due to special tax relief afforded to pharmaceutical companies. In 1996, the Company recorded a tax benefit of $6,815,000 primarily resulting from the favorable outcome of tax audits and the tax benefit from the Company's current year tax loss in the U.S. which was carried back to prior tax years resulting in the recovery of taxes previously paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The trend of low tax rates may not continue in the future. In 1997, the Company recognized substantially all of the benefit of its future U.S. net operating loss carryforwards. The continuing tax benefits in Yugoslavia and Russia are subject to potential changes in tax law that may be enacted in the future.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in 1997 was $9,315,000 compared with cash used by operating activities of $25,548,000 in 1996. Operating cash flows for 1997 were affected by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $129,219,000. The working capital increases are principally related to increases in accounts and notes receivable, especially at ICN Yugoslavia. The collection period of receivables for ICN Yugoslavia continues to be affected by the lack of availability of dinars in Yugoslavia. During 1997, approximately $50,000,000 of accounts receivable from the Yugoslavian government were converted from dinar-denominated, unsecured accounts receivable to notes receivable payable in dinars, but fixed in dollar amounts. Additional sales to the Yugoslavian government and government-sponsored entities during 1997 were made under similar note receivable terms in order to reduce the Company's exposure to losses resulting from exchange rate fluctuations. The outstanding balance of the notes receivable from the Yugoslavian government is approximately $145,431,000 at December 31, 1997. See expanded discussion below regarding liquidity at ICN Yugoslavia. The Company's inventories increased by approximately $6,227,000, primarily to support increased sales volume in the Company's Russian operations. The net deferred income tax asset increased by $35,376,000 due to increases in the expected tax benefits to be derived from the future utilization of the Company's net operating losses. These amounts were partially offset by a $30,665,000 increase in trade payables and accrued liabilities, and by other working capital changes.

Cash used in investing activities increased to $100,096,000 in 1997 compared with $41,962,000 in 1996. Capital expenditures totaled $100,397,000, including cash payments of approximately $49,000,000 for the Humacao, Puerto Rico manufacturing plant acquired from Roche, approximately $7,250,000 for the
Company's Eastern European headquarters building in Moscow, Russia, approximately $12,740,000 of capital expenditures at ICN Yugoslavia, and approximately $11,343,000 at the Company's Russian subsidiaries. The ICN Yugoslavia expenditures primarily represent the continuation of the Company's ongoing plant expansion efforts. The estimated cost of completing this project is approximately $50,000,000, with a planned completion date in 2000. From the beginning of the project in 1994, ICN Yugoslavia has expended $62,358,000. ICN Yugoslavia intends to fund this program through existing funds, funds generated from local operations and locally funded debt. Cash used in investing activities also includes payments of $44,829,000 for the acquisition of four businesses--AO Tomsk and Marbiopharm in Russia, Polfa Rzeszow S.A. in Poland, and Wuxi ICN Pharmaceuticals in China. These expenditures were partially offset by proceeds from the sale of marketable securities of $40,826,000 and other sources. In 1996, net cash used in investing activities of $41,962,000 principally consisted of payments for acquisitions (primarily in Eastern Europe and the United States) totaling $51,222,000 and capital expenditures of $26,216,000, which were partially offset by proceeds from the sale of marketable securities of $27,663,000 and other sources.

Net cash provided by financing activities was $262,675,000 in 1997 compared with $82,680,000 in 1996. In 1997 funds were principally provided by long-term borrowings totaling $284,051,000, including the sale of $275,000,000 principal amount of the Company's 9-1/4% Senior Notes due 2005 in August 1997, and proceeds from the exercise of stock options of $20,498,000. These amounts were partially offset by principal payments on long-term debt of $17,555,000, a net reduction in notes payable of $14,395,000, and cash dividends of $11,631,000. Included in 1996 are $32,842,000 and $47,392,000 of net proceeds from the issuance of common stock and preferred stock, respectively, primarily used to fund acquisitions in the United States and Eastern Europe and working capital, and $10,167,000 of proceeds from the exercise of stock options, partially offset by payment of short-term and long-term debt of $42,288,000 and $6,999,000 of dividends paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


During 1997, $114,919,000 of the Company's 8-1/2% Convertible Subordinated Notes were converted into approximately 7,793,939 shares of the Company's common stock, and the remainder was redeemed for cash. In addition, Swiss francs 66,510,000 principal amount of the Company's 5-5/8% Swiss Franc Exchangeable Certificates were converted into 2,246,868 shares of the Company's common stock, and the remainder was redeemed for cash. The conversion and redemption of these obligations reduced the Company's long-term debt by an aggregate of $123,817,000. In addition, marketable securities with a value of approximately $38,779,000, previously held in trust for the payment of debt service on the 5-5/8% Swiss Franc Exchangeable Certificates, became available to the Company and were sold for cash.

In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates"). At December 31, 1997 the SFr 37,870,000 outstanding principal amount of the New Certificates are exchangeable for an aggregate of approximately 806,000 shares of the Company's common stock. Based upon the current market price of the Company's common stock and the exchange rate of the New Certificates, the Company expects the holders of the New Certificates will elect to exercise their right to exchange the New Certificates for shares of the Company's common stock. If the holders of the New Certificates do not exchange the certificates for common stock, the Company will redeem the New Certificates using existing cash and cash equivalents. Upon completion of such redemption, marketable securities presently held in trust for the payment of the New Certificates, having a market value of approximately $23,300,000, will become available to the Company.

DEMANDS ON LIQUIDITY: The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents at December 31, 1997 are $209,896,000 compared with $39,366,000 at December 31, 1996. Working capital increased to $585,606,000 compared with $306,764,000 at the end of 1996, primarily due to 1997 net income and the net increase in long-term borrowings. The Company currently has available various lines of credit with financial institutions which provide for aggregate borrowings of up to $46,027,000; outstanding borrowings under these lines of credit totaled $10,598,000 at December 31, 1997. Certain of the lines of credit and long-term borrowings include covenants restricting the payment of dividends, the issuance of new indebtedness, and the repurchase of the Company's common stock and requiring the maintenance of certain financial ratios. Management believes that funds generated from operations will be sufficient to meet its normal operating requirements and to fund capital expenditures estimated at $116,300,000 for the coming year. Also, if the historic rate of growth in Eastern Europe continues, these operations will require increasing levels of working capital and funds for additional facilities or upgrading of existing facilities. The Company also has several preliminary acquisition prospects that may require significant funds in 1998. Management believes that the Company's existing cash and cash equivalents along with funds generated from operations will be sufficient to meet these liquidity requirements and to fund anticipated acquisitions.

PRODUCT LIABILITY: The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance. See Note 12 of Notes to Consolidated Financial Statements.

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

During the last three years, the cumulative inflation rate in Mexico has exceeded 100%. In 1997, the Company began translating the financial statements of its operations in Mexico using accounting methods that apply to hyperinflationary economies, resulting in a foreign exchange loss of approximately $400,000. At December 31, 1997, Mexico had a net monetary asset position of approximately $6,719,000, which would be subject to loss if a devaluation were to occur.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The Company and its subsidiaries are also subject to foreign currency risk on its foreign-denominated debt of $26,006,000 at December 31, 1997, which is primarily denominated in Swiss francs and German Marks and, at Alkaloida, in U.S. dollars, and to devaluation losses on net monetary asset positions in Yugoslavia and Russia. See "ICN Yugoslavia" below and Note 14 of Notes to Consolidated Financial Statements for further discussion. At December 31, 1997, the net monetary asset position of the Company's Russian operations was $28,745,000, which would be subject to a loss if a devaluation were to occur.

The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. While the Company attempts to raise selling prices in anticipation of inflation, the Company has been affected by the lag in allowed price increases in Yugoslavia and Mexico, which has created lower sales in U.S. dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation. Pharmaceutical prices in neither the United States nor the Russian pharmaceutical markets are heavily regulated by the government.

THE YEAR 2000 ISSUE: The Company is pursuing an action plan to be Year 2000 compliant in all locations by the middle of 1999. The Company does not have heavy reliance on custom, internally generated software; the Company principally uses third party software that is in most cases already Year 2000 compliant. The Company has completed an assessment of its worldwide computer systems and has determined that it will be required to perform some modification or replacement of software so that all systems will properly utilize dates beyond December 31, 1999.

The cost of making the Company's information systems and software Year 2000 compliant is not expected to be material to the financial results of the Company. The Company does not consider itself particularly vulnerable to third parties' failure to remediate those third parties' own Year 2000 issues and continues to assess the issue.

ICN YUGOSLAVIA

ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The current economic trend in Yugoslavia is toward unfavorable economic conditions that include continuing liquidity problems, inflation and monetary exposures, potential currency devaluation, government spending limitations, credit risk, political instability, sanctions and price controls. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a material adverse impact on the Company's financial position and results of operations could occur.

Yugoslavia is subject to political instability. The elections that took place in 1997 have not resulted in a change of political leadership that would provide for a foundation of significant economic reforms. The Federal Republic of Yugoslavia is comprised of two states, Serbia and the much smaller state of Montenegro. Within Yugoslavia there exist political dissension and unrest. The state of Montenegro has been active in seeking greater autonomy from Serbia. Additionally, recent social unrest in the Serbian province of Kosovo could lead to increased instability in the Balkans. United States diplomats have warned that the Serbian actions and policies in Kosovo could lead to the reinstatement of economic sanctions on Yugoslavia.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Inflationary trends in Yugoslavia continue to worsen, resulting in increased risk of a devaluation of the Yugoslavian Dinar in 1998. During 1997, the Company has reduced its net monetary asset exposure by $74,000,000 from its net monetary asset position of $134,000,000 at the beginning of 1997. The reduction in net monetary asset exposure was achieved through the conversion of dinar-denominated accounts receivable into notes receivable payable in dinars, but fixed in dollar amounts. At December 31, 1997, ICN Yugoslavia holds approximately $145,431,000 notes receivable from the Yugoslavian government. ICN Yugoslavia's net monetary asset exposure of approximately $60,000,000 at December 31, 1997 would be subject to foreign exchange loss if a devaluation of the dinar were to occur. Since the last devaluation on November 24, 1995, the cumulative level of inflation has been estimated at approximately 70%. If a devaluation were to occur based on this level of inflation, and assuming the Company's net monetary exposure of $60,000,000 at December 31, 1997, the Company could incur a foreign exchange loss of approximately $24,000,000. The risk of devaluation increases as time passes and inflation continues. However, the Company is unable to predict either the exact magnitude or the timing of any future devaluation.

For additional information and expanded discussion regarding the impact of ICN Yugoslavia, see Note 14 of Notes to Consolidated Financial Statements.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). SFAS No. 130 does not affect current principles of measurement of revenues and expenses and accordingly the adoption of SFAS No. 130 will not have any effect on the Company's results of operations or financial position.

Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995.

This Annual Report on Form 10-K contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to governmental approval of the marketing or manufacturing of certain of the Company's products and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Annual Report on Form 10-K and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Yugoslavia, Eastern Europe, Russia and China in light of the unstable economies, political and regulatory conditions in such regions; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to Virazole(R), and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Year 2000 issue; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits pending against the Company; the Company's dependence on its management, including Milan Panic, its Chairman and Chief Executive Officer; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of quarterly financial data for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                          FIRST        SECOND        THIRD        FOURTH
1997(1)                                  QUARTER       QUARTER      QUARTER      QUARTER
-------                                  -------       -------      -------      -------

Net sales                                $158,968     $160,229     $177,397     $255,608
Gross profit                               84,164       84,272      100,088      131,700
Net income                                 22,312       21,268       34,557       35,787

Basic earnings per common share(2)       $    .37     $    .38     $    .61     $    .55
Diluted earnings per common share(2)     $    .32     $    .34     $    .50     $    .49


                                          FIRST        SECOND        THIRD        FOURTH
1996(1)                                  QUARTER       QUARTER      QUARTER      QUARTER
-------                                  -------       -------      -------      -------

Net sales                                $138,162     $143,746     $157,917     $174,255
Gross profit                               70,134       71,439       87,402       93,298
Net income                                 22,003       14,893       20,835       29,197

Basic earnings per common share(2)       $    .47     $    .32     $    .42     $    .54
Diluted earnings per common share(2)     $    .42     $    .27     $    .38     $    .46

(1) The increased sales trend is substantially due to the Company's expansion program in 1997 and 1996.

(2) Earnings per share for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Earnings per share amounts for all periods have also been restated to reflect the Company's three-for-two stock split (in the form of a dividend) which became effective March 16, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER  31, 1997




Report of independent accountants ...............................................    32

Financial statements:

   Consolidated balance sheets at December 31, 1997 and 1996.....................    33

   For the years ended December 31, 1997, 1996 and 1995:

   Consolidated statements of income.............................................    34
   Consolidated statements of stockholders' equity...............................    35
   Consolidated statements of cash flows.........................................    36

   Notes to consolidated financial statements....................................    37

Schedule  supporting the consolidated  financial  statements for the years ended
   December 31, 1997, 1996 and 1995:

   II.-- Valuation and qualifying accounts.......................................    62

   The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ICN Pharmaceuticals, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of ICN Pharmaceuticals, Inc. (a Delaware corporation) and Subsidiaries listed in the index on page 31 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 14 to the financial statements, as of December 31, 1997, the Company has net monetary assets of $60,000,000 at ICN Yugoslavia which would be subject to foreign exchange loss if a devaluation of the Yugoslavian dinar were to occur.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Newport Beach, California
March 5, 1998

                                          ICN PHARMACEUTICALS, INC.
                                         DECEMBER 31, 1997 AND 1996
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS
                                                                   1997             1996
                                                                   ----             ----
Current Assets:
   Cash and cash equivalents                                   $    209,896     $   39,366
   Restricted cash                                                      549            552
   Receivables, net                                                 260,495        258,531
   Notes receivable                                                 145,431             --
   Inventories, net                                                 146,988        120,973
   Prepaid expenses and other current assets                         23,392         24,979
                                                               ------------     ----------
     Total current assets                                           786,751        444,401
Property, plant and equipment, net                                  360,713        234,209
Deferred income taxes, net                                           69,710         34,334
Other assets                                                         47,978         32,230
Goodwill and intangibles, net                                       226,593         33,477
                                                               ------------     ----------
                                                               $  1,491,745     $  778,651
                                                               ============     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade payables                                              $     96,437     $   62,049
   Accrued liabilities                                               67,883         55,383
   Notes payable                                                     13,759         13,231
   Current portion of long-term debt                                 19,359          5,961
   Income taxes payable                                               3,707          1,013
                                                               ------------     ----------
     Total current liabilities                                      201,145        137,637
Long-term debt, less current portion:
     Convertible into common stock                                      220        130,941
     Other long-term debt                                           314,868         45,548
Deferred license and royalty income                                  12,449         13,850
Other liabilities                                                    24,658         15,622
Minority interest                                                   142,077         96,583
Common stock subject to Put Agreement                                    --         23,120
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 10,000 shares authorized;
   2 and 50 shares of Series B issued and outstanding at
   December 31, 1997 and 1996, respectively
   ($2,249 liquidation preference at December 31, 1997)                   1              1
Common stock, $.01 par value; 100,000 shares authorized;
   71,432 and 50,134  shares  issued and  outstanding
   at December  31, 1997 and 1996, respectively
      (including shares subject to Put Agreement in 1996)               714            485
Additional capital                                                  766,868        368,026
Retained earnings (deficit)                                          70,129        (25,915)
Foreign currency translation adjustment                             (41,384)       (27,247)
                                                               -------------    ----------
Total stockholders' equity                                          796,328        315,350
                                                               ------------     ----------
                                                               $  1,491,745     $  778,651
                                                               ============     ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                                  ICN PHARMACEUTICALS, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          1997             1996           1995
                                                          ----             ----           ----

Net sales                                             $  752,202     $  614,080     $ 507,905
Cost of sales                                            351,978        291,807       206,049
                                                      ----------     ----------     ---------

  Gross profit                                           400,224        322,273       301,856

Selling, general and administrative expenses             256,234        192,441       191,459
Research and development costs                            18,692         15,719        17,231
                                                      ----------     ----------     ---------
  Income from operations                                 125,298        114,113        93,166


Translation and exchange (gains) losses, net              12,790          2,282        (9,484)
Interest income                                          (15,912)        (3,001)       (6,488)
Interest expense                                          22,849         15,780        22,889
                                                      ----------     ----------     ---------

  Income before provision (benefit) for income
    taxes and minority interest                          105,571         99,052        86,249

Provision (benefit) for income taxes                     (27,736)        (6,815)        2,997
Minority interest                                         19,383         18,939        15,915
                                                      ----------     ----------     ---------
  Net income                                          $  113,924     $   86,928     $  67,337
                                                      ==========     ==========     =========


  Basic earnings per common share                     $     1.93     $     1.75     $    1.51
                                                      ==========     ==========     =========

  Shares used in per share computation                    55,965         48,341        44,562
                                                      ==========     ==========     =========

  Diluted earnings per common share                   $     1.69     $     1.51     $    1.44
                                                      ==========     ==========     =========

  Shares used in per share computation                    69,650         60,197        54,384
                                                      ==========     ==========     =========


The accompanying notes are an integral part of these consolidated statements.

Page 35

                                                ICN PHARMACEUTICALS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              FOREIGN   UNREALIZED GAIN
                                                                                   RETAINED   CURRENCY    (LOSS) ON
                                    PREFERRED STOCK      COMMON STOCK   ADDITIONAL EARNINGS TRANSLATION  MARKETABLE
                                    ----------------    --------------
                                     SHARES   AMOUNT    SHARES  AMOUNT    CAPITAL  (DEFICIT) ADJUSTMENT  SECURITIES       TOTAL
                                    --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994           --     $  --     42,042  $  420 $ 251,575  $(142,946) $(16,709)    $ (3,432)    $ 88,908
Exercise of stock  options             --        --        754       7     3,695         --        --           --        3,702
Translation adjustments                --        --         --      --        --         --    (5,915)          --       (5,915)
Issuance of common stock in
   connection with acquisitions        --        --      1,073      11    11,069         --        --           --       11,080
Net unrealized gain on
 marketable securities                 --        --         --      --        --         --        --        3,662        3,662
Tax benefit of stock options exercised --        --         --      --     1,300         --        --           --        1,300
Cash dividends ($.19 per share)                  --         --      --        --     (7,902)       --           --       (7,902)
Effect of 1995 quarterly stock
   distributions                       --        --      1,761      18    22,315    (22,333)       --           --           --
Net income                             --        --         --      --        --     67,337        --           --        67,337
                                    --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995           --        --     45,630     456   289,954   (105,844)  (22,624)         230       162,172
Exercise of stock options              --        --      1,302      13    10,154         --        --           --        10,167
Translation adjustments                --        --         --      --        --         --    (4,623)          --        (4,623)
Issuance of preferred stock            50         1         --      --    47,391         --        --           --        47,392
Issuance of common stock in
   connection with acquisitions        --        --        536       5     6,840         --        --           --         6,845
Issuance of common stock               --        --      1,068      11    12,087         --        --           --        12,098
Net unrealized gain on
    marketable securities              --        --         --      --        --         --        --         (230)         (230)
Tax benefit of stock options exercised --        --         --      --     1,600         --        --           --         1,600
Cash dividends ($.15 per share)        --        --         --      --        --     (6,999)       --           --        (6,999)
Net income                             --        --         --      --        --     86,928        --           --        86,928
                                    --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996           50         1     48,536     485   368,026    (25,915)  (27,247)          --       315,350
Exercise of stock options                        --      1,863      19    20,479         --        --           --        20,498
Translation adjustments                --        --         --      --        --         --   (14,137)          --       (14,137)
Expiration of put option               --        --      1,598      16    24,614       (533)       --           --        24,097
Issuance of common stock:
   In connection with acquisition       2        --      2,454      24   180,685         --        --           --       180,709
   Conversion of debt                  --        --     10,052     101   161,258         --        --           --       161,359
   In settlement of litigation         --        --        812       8     9,992         --        --           --        10,000
Conversion of preferred shares        (50)       --      5,797      58       (58)        --        --           --            --
Cash dividends ($.21 per share)        --        --         --      --        --    (15,472)       --           --       (15,472)
Stock dividends                        --        --        320       3     1,872     (1,875)       --           --            --
Net income                             --        --         --      --        --    113,924        --           --       113,924
                                    --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997            2     $   1     71,432    $714  $766,868  $  70,129  $(41,384)       $  --      $796,328
                                    ============================================================================================


The accompanying notes are an integral part of these consolidated statements.

Page 36

                                                ICN PHARMACEUTICALS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                     (IN THOUSANDS)

                                                                         1997          1996          1995
                                                                        -----        ------         -----
Cash flows from operating activities:
   Net income                                                       $  113,924    $   86,928     $  67,337
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                        28,753        17,936        13,814
   Provision for losses on accounts receivable                           4,021         4,345        (1,262)
   Provision for inventory obsolescence                                  3,342           106        (2,310)
   Translation and exchange (gains) losses, net                         12,790         2,282        (9,484)
   Deferred income                                                      (5,072)       (1,644)           --
   Loss (gain) on sale of fixed assets                                  (1,184)          982            10
   Deferred income taxes                                               (35,376)          358        (1,820)
   Other non-cash gains                                                 (2,047)         (387)         (331)
   Minority interest                                                    19,383        18,939        15,915
   Change in assets and liabilities, net of effects of
      acquired companies:
      Accounts and notes receivable                                   (154,433)     (181,726)          524
      Inventories                                                       (6,227)       43,306       (33,950)
      Prepaid expenses and other  assets                                 3,936       (11,618)      (11,461)
      Proceeds from license and royalty fees                                --            --        23,000
      Other liabilities                                                 (4,839)      (11,153)       20,940
      Trade payables and accrued liabilities                            30,665        13,683         5,410
      Income taxes payable                                               1,679        (7,885)       (7,006)
                                                                    ----------    -----------    ---------
         Net cash provided by (used in) operating activities             9,315       (25,548)       79,326
                                                                    ----------    -----------    ---------

Cash flows from investing activities:
   Capital expenditures                                               (100,397)      (26,216)      (49,685)
   Proceeds from sale of fixed assets                                    3,051         6,954            64
   Proceeds from sale of marketable securities                          40,826        27,663         6,204
   Decrease in restricted cash                                               3            --           887
   Cash acquired in connection with acquisitions                         1,250           859            --
   Acquisition of foreign license rights,
    product lines and businesses                                       (44,829)      (51,222)       (4,495)
                                                                    ----------    ----------    ----------
       Net cash used in investing activities                          (100,096)      (41,962)      (47,025)
                                                                    ----------    ----------    ----------

Cash flows from financing activities:
   Net increase (decrease) in notes payable                            (14,395)      (10,908)          268
   Proceeds from issuance of long-term debt                            284,051        20,975           284
   Payments on long-term debt                                          (17,555)      (13,984)      (52,623)
   Proceeds from issuance of preferred stock                                --        47,392            --
   Proceeds from issuance of common stock                                   --        32,842         5,753
   Proceeds from issuance of stock put right                             1,707         3,195            --
   Proceeds from exercise of stock options                              20,498        10,167         3,702
   Dividends paid                                                      (11,631)       (6,999)       (7,902)
                                                                    ----------    ----------     ---------
         Net cash provided by (used in) financing activities           262,675        82,680       (50,518)
                                                                    ----------    ----------     ---------

Effect of exchange rate changes on cash and cash equivalents            (1,364)          102           (65)
                                                                    ----------    ----------     ---------
Net increase (decrease) in cash and cash equivalents                   170,530        15,272       (18,282)
Cash and cash equivalents at beginning of year                          39,366        24,094        42,376
                                                                    ----------    ----------     ---------
Cash and cash equivalents at end of year                            $  209,896    $   39,366     $  24,094
                                                                    ==========    ==========     =========

The accompanying notes are an integral part of these consolidated statements.

                            ICN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.  ORGANIZATION AND BACKGROUND

ICN Pharmaceuticals, Inc. and Subsidiaries ("the Company") was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek") and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies"), in a transaction accounted for using the purchase method of accounting (the "Merger"). The Company is a multinational pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research, and diagnostic products and provides radiation monitoring services.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies are recorded at cost. The accompanying consolidated financial statements reflect the elimination of all significant intercompany account balances and transactions.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents at December 31, 1997 and 1996 includes $22,221,000 and $28,687,000, respectively, of certificates of deposit which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments.

MARKETABLE SECURITIES: In 1995, the Company classified its investment in corporate bond securities, with maturities ranging from 1999 to 2003, as available for sale. Changes in market values were reflected as unrealized gains and losses, calculated on the specific identification method, in stockholders' equity. The contractual maturity value of these securities was $26,700,000. During 1996, the Company sold $26,663,000 of corporate bond securities for a total of $26,952,000 resulting in a realized gain of $289,000.

INVENTORIES: Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7-50 years, machinery and equipment from 3-30 years, furniture and fixtures from 3-15 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease.

The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income.

The Company capitalizes interest on borrowed funds during construction periods as part of the cost of the related asset.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997

GOODWILL AND INTANGIBLES: The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheets as goodwill and intangibles. Intangible assets also include acquired product rights. Goodwill and intangibles amortization periods range from 5 to 23 years depending upon the nature of the business or products acquired. Accumulated amortization at December 31, 1997 and 1996 was $18,145,000 and $14,945,000, respectively. The Company periodically evaluates the carrying value of goodwill and intangibles including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the acquired entity or product line with the carrying value of the goodwill. Based on its review, the Company does not believe that any impairment of its goodwill and intangibles has occurred.

NOTES PAYABLE: The Company classifies various borrowings with initial terms of one year or less as notes payable. The weighted average interest rate on short-term borrowings outstanding at December 31, 1997 and 1996 was approximately 18% and 17%, respectively.

REVENUE RECOGNITION: Revenues and related cost of sales are recorded at the time of shipment or as services are performed.

FOREIGN  CURRENCY  TRANSLATION:  The assets  and  liabilities  of the  Company's foreign operations, except those in highly inflationary economies, are translated at the end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at the end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION, the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. The recorded (gains) losses from foreign exchange translation and transactions for 1997, 1996 and 1995, were $12,790,000, $2,282,000 and $(9,484,000), respectively.

INCOME TAXES: Income taxes are calculated in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than an enactment of changes in the tax law or rates.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PER SHARE INFORMATION: In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The Company has adopted SFAS No. 128 in 1997, and earnings per share amounts for all periods prior to 1997 have been restated to comply with its requirements.

During 1997, the Company's Board of Directors declared quarterly cash distributions and dividends for each quarter, totaling $.213 per share. During 1996, the Company's Board of Directors declared quarterly cash distributions for the first, second and third quarters totaling $.154 per share. For the fourth quarter of 1996, the Company's Board of Directors declared a cash distribution of $.051 per share in January 1997.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


STOCK SPLIT AND STOCK DISTRIBUTIONS: In February 1998, the Company's Board of Directors approved a three-for-two stock split (in the form of a dividend) which became effective March 16, 1998. In addition, during 1995, the Company issued quarterly stock distributions which totaled 5.6%. Common share and per common share amounts for all periods presented have been restated to reflect the stock split and the stock distributions.

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic value method provided by Accounting Principles Board No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

RECLASSIFICATIONS: Certain prior year items have been reclassified to conform with the current year presentation, with no effect on previously reported net income or stockholders' equity.


3.  ACQUISITIONS

WUXI ICN PHARMACEUTICALS - Effective January 1, 1997, ICN China, Inc. (a wholly-owned subsidiary of the Company), commenced operations of a pharmaceutical company under a joint venture agreement with Wuxi Pharmaceutical Corporation ("Wuxi"), a Chinese state-owned company. Under the agreement, a limited liability company (the "Chinese Joint Venture Entity") was established to produce and sell pharmaceutical products. The Chinese Joint Venture Entity is 75% owned by ICN China and 25% owned by Wuxi. Wuxi is a supplier of injectable antibiotics. Wuxi agreed to contribute its existing operation, with an approximate net book value of $6,000,000, to the Chinese Joint Venture Entity and ICN China agreed to contribute a total of $24,000,000 in cash over three years, primarily for the construction of a new pharmaceutical production plant and the purchase of related machinery and equipment. The Company contributed approximately $3,600,000 to the joint venture in during 1997.

AO TOMSK CHEMICAL PHARMACEUTICAL PLANT - Effective October 1, 1997, the Company acquired a 75% interest in AO Tomsk Chemical Pharmaceutical Plant ("Tomsk"), a pharmaceutical company located in Tomsk, Russia, for approximately $3,000,000 in cash. Tomsk makes and distributes a wide range of pharmaceuticals, including antiseptics, analgesics, antibiotics and herbal liquids and extracts. Under the terms of the agreement, the Company will invest approximately $8,000,000 over the next two years.

MARBIOPHARM - Effective October 1, 1997, the Company acquired a 72% interest in Marbiopharm, a pharmaceutical company located in Yoshkar-Ola, Russia, for approximately $3,500,000 in cash. Marbiopharm manufactures, sells and distributes pharmaceutical products in Russia.

POLFA RZESZOW, S.A. - Effective October 1, 1997, the Company acquired an 80% interest in Polfa Rzeszow, S.A., ("Polfa") a pharmaceutical company located in Rzeszow, Poland, for approximately $33,700,000 in cash and approximately 48,000 shares of common stock of the Company valued at $1,709,000. Polfa makes and distributes a wide range of pharmaceuticals, including anti-depressants, anti-fungals, anti-infectives, pain relievers, anti-allergy, cardiovasculars and nutritionals. Under the terms of the agreement, the Company will invest approximately $20,000,000 over the next two years, primarily for the construction of a new pharmaceutical production plant, at which time the Company will own approximately 90% of Polfa.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997

ACQUIRED PRODUCT RIGHTS - Effective July 1, 1997, the Company purchased the worldwide rights to seven products and the non-U.S. rights to two other products (with an option to purchase the U.S. rights to these products) from F. Hoffmann-La Roche Ltd. ("Roche"), for aggregate consideration of $90,000,000. The consideration was paid in a combination of 2,400,000 shares of the Company's common stock, valued at $40,000,000, and 2,000 shares of the Company's Series C Convertible Preferred Stock, valued at $50,000,000 (together, the "Roche Shares"). Each share of the Company's Series C Convertible Preferred Stock was convertible into 1,500 shares of the Company's common stock. In conjunction with the issuance of the Roche Shares, the Company guaranteed Roche a price initially at $17.17 per common share, increasing at a rate of 6% per year for the three-year guarantee period. Should Roche sell the common shares at any time during the guarantee period, the agreement entitled the Company to any of the proceeds realized by Roche in excess of the guaranteed price. Effective October 1, 1997, as a result of the rise in the per share market price of the Company's common stock since the initial acquisition from Roche, the Company exercised its option to acquire the U.S. rights to the two products noted above, plus two other U.S. product rights, for aggregate consideration of $89,008,000, which was paid with cash owed to the Company by Roche from the sale of the Roche Shares. The aggregate cost of the acquired product rights of $183,193,000 (including acquisition costs) is included in goodwill and intangibles in the accompanying consolidated balance sheets at December 31, 1997.

The  following  table  presents  unaudited   consolidated  pro  forma  financial
information for the twelve months ended December 31, 1997 and 1996, as though the acquisitions made in 1997 had occurred on January 1, 1996 (in thousands).

                                                            (Unaudited)
                                                      YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1997            1996
                                                   ----------       ----------

    Net sales                                      $  896,689       $  819,978
    Income before provision for income taxes
        and minority interest                      $  148,455       $  153,520
    Net income                                     $  140,940       $  121,333
    Basic earnings per share                       $     2.25       $     2.21


The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on January 1, 1996. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operations.

All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and intangibles and is being amortized on a straight-line basis over 10 to 20 years based upon the nature of the business or products acquired.

A summary of the purchase price allocation of the 1997 acquisitions is as follows (in thousands):

    Current assets (excluding cash of $1,250)        $    62,980
    Property, plant and equipment                         52,664
    Other non-current assets                               1,607
    Goodwill and intangibles                             194,967
    Current liabilities                                  (38,898)
    Long-term liabilities                                (20,399)
    Minority interest                                    (24,357)
                                                     -----------
    Total purchase price                             $   228,564
                                                     ===========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


The purchase price allocations are preliminary, pending completion of the Company's evaluation of the fair values of the net assets acquired.

HUMACAO PLANT - The Company also purchased from Roche a GMP-standard manufacturing plant in Humacao, Puerto Rico (the "Plant") for $55,000,000. The purchase of the Plant is under a sale/leaseback arrangement, whereby Roche will lease the Plant from the Company under a two year lease with lease payments totaling $4,000,000 annually. Approximately $6,000,000 of the purchase price was offset against amounts due from Roche under the lease and related agreements, and the remainder was paid in cash. Roche will continue to use the Plant for the manufacture of pharmaceutical products during the term of the lease. The Company also entered into a toll manufacturing agreement under which it will produce pharmaceutical products for Roche for a one-year period after the expiration of the lease.

VELEFARM - In October 1997, the Company acquired a 42.6% interest in Velefarm, a major distributor of pharmaceutical products located in Belgrade, Yugoslavia, for an investment of approximately $13,224,000. Under the terms of the agreement, the Company exchanged accounts receivable due from Velefarm (as agent for the Yugoslavian government) for the 42.6% interest. ICN Yugoslavia recorded sales to Velefarm of approximately $140,700,000 and $44,800,000 for the years ended December 31, 1997 and 1996, respectively, of which approximately $30,200,000 of 1997 sales were subsequent to the Company's investment. The Company's investment in Velefarm has been recorded under the equity method of accounting.


4.   RELATED PARTY TRANSACTIONS

In August 1996, the Company loaned the Chairman and CEO $428,000 in regards to tax matters relating to the exercise of stock options. This loan along with accrued interest was repaid in November 1996. In June 1996, the Company made a short-term loan to the Chairman and CEO in the amount of $3,500,000 for certain personal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of debt of the Chairman with a third party bank. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman's debt. This deposit is recorded as a long-term asset on the consolidated balance sheet. The Chairman has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of stock options in the amount of 150,000 options with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

In 1997, the Company made a short-term advance of $327,000 to the Chairman and CEO, which was repaid, with interest, in 1997.


5.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions and limits the amount of credit exposure to any one financial institution. (See also Note 14.) At December 31, 1997, the Company's cash and cash equivalents include $178,536,000 held in time deposits, money market funds, and municipal debt securities through seven major financial institutions.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


6.  INCOME TAXES

Pretax income (loss) from continuing operations before minority interest for each of the years ended December 31, consists of the following (in thousands):

                                1997            1996              1995
                                ----            ----              ----

     Domestic              $   (21,886)     $    5,039     $     7,145
     Foreign                   127,457          94,013          79,104
                           -----------      ----------     -----------
                           $   105,571      $   99,052     $    86,249
                           ===========      ==========     ===========

The income tax (benefit) provision for each of the years ended December 31, consists of the following (in thousands):

                               1997             1996              1995
                               ----             ----              ----
Current
     Federal              $        --       $   (9,469)    $        --
     State                        200               68             425
     Foreign                    7,440            2,228           4,392
                          -----------       ----------     -----------
                                7,640           (7,173)          4,817
Deferred
     Federal                  (31,375)              --          (1,820)
     Foreign                   (4,001)             358              --
                          ------------      ----------     -----------
                              (35,376)             358          (1,820)
                          ------------      ----------     -----------

                          $   (27,736)      $   (6,815)    $     2,997
                          ============      ==========     ===========

The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options of $-0-, $1,600,000, and $1,300,000 in 1997, 1996 and 1995, respectively, which were credited directly to additional capital.

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

In addition to the utilization of the NOLs described above, the Company recognized during 1995 a $27,000,000 tax benefit of an additional $76,000,000 of acquired NOLs and other deferred tax assets through a reduction in the Company's deferred tax asset valuation allowance. This reduction resulted in a $24,000,000 reduction in goodwill and intangibles acquired in connection with the Merger and a $3,000,000 reduction in deferred income tax expense. In 1997, the provision for income taxes reflects a deferred tax benefit of $35,376,000 resulting from the recognition of certain deferred tax assets and the reduction of the related valuation allowance. During 1997, the Company acquired certain product rights from Roche, and in early 1998 it acquired certain products from SmithKline Beecham plc. These new products are expected to generate future taxable income that provided a basis for reducing the Company's valuation allowance for deferred tax assets in 1997. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


At December 31, 1997, the Company has domestic and foreign NOLs of approximately $209,000,000 and $25,000,000, respectively, expiring in varying amounts from 1998 to 2012.

The primary components of the Company's net deferred tax asset at December 31, 1997 and 1996 are as follows (in thousands):

                                              1997                1996
                                           -----------        -----------
Deferred tax assets:
     NOL carryforward                      $    78,356        $    71,019
     Inventory and other reserves                6,605             11,011
     Tax credit carryover                        1,226                554
     Deferred income                             4,415              4,848
     Long-term debt                              4,984              4,745
     Other                                         781                855
     Valuation allowance                       (23,077)           (55,769)
                                           ------------       -----------

     Total deferred tax asset                   73,290             37,263

Deferred tax liabilities:
     Property, plant and equipment                (196)              (223)
     Inventory                                  (1,770)            (1,770)
     Other                                      (1,614)              (936)
                                           -----------        ------------

     Total deferred tax liability               (3,580)            (2,929)
                                           -----------        -----------

     Net deferred tax asset                $    69,710        $    34,334
                                           ===========        ===========

The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                                             1997      1996     1995
                                                             ----      ----     ----
Statutory rate                                                35%       35%      35%
Foreign source income taxed at
     lower effective rates                                   (28)      (31)     (24)
Utilization of foreign NOL                                    --        --       (1)
Recognition of fully reserved deferred tax assets            (33)       --       (4)
Favorable audit settlement                                    --        (5)      (2)
State income taxes, net of federal income taxes benefit       --        --       (1)
Domestic NOL loss carryback                                   --        (5)      --
Other, net                                                    --        (1)      --
                                                          ------    -------   -----
Effective rate                                               (26)%      (7)%      3%
                                                          =======   =======   =====

During 1996, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 1997, is approximately $290,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

The Internal Revenue Service has concluded its examination of the Company's tax years ended November 30, 1991, 1990, 1989 and 1988, which resulted in a reduction in net operating loss carryforwards of $13,000,000 (pretax) and a corresponding decrease in the pretax valuation allowance.

Page 44
                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997

7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             1997          1996          1995
                                                             ----          ----          ----
Income:

     Net income                                          $  113,924     $  86,928     $  67,337
     Dividends and accretion on preferred stock              (5,651)       (2,199)           --
                                                         ----------     ---------     ---------

     Numerator for basic earnings per share--
     income available to common stockholders                108,273        84,729        67,337

     Effect of dilutive securities:
        8-1/2% Convertible Subordinated Notes                 9,328         7,520        10,759
        5-5/8% Swiss Franc Exchangeable Certificates            123          (738)           --
        5-1/2% Swiss Franc Exchangeable Certificates             37          (345)           --
        Other dilutive securities                                --            21           201
                                                         ----------     ---------     ---------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                         $  117,761     $  91,187     $   78,297
                                                         ==========     =========     ==========

Shares:

     Denominator for basic earnings per share--
      weighted-average shares outstanding                    55,965        48,341        44,562

     Effect of dilutive securities:
       Employee stock options                                 3,033         1,596         1,373
       Series C Preferred Stock                               1,266            --            --
       8-1/2% Convertible Subordinated Notes                  6,744         7,800         7,800
       5-5/8% Swiss Franc Exchangeable Certificates           1,811         1,377            --
       5-1/2% Swiss Franc Exchangeable Certificates             831           831            --
       Other dilutive securities                                 --           252           649
                                                         ----------     ---------     ---------

     Dilutive potential common shares                        13,685        11,856         9,822
                                                         ----------     ---------     ---------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and
       assumed conversions                                   69,650        60,197        54,384
                                                         ----------     ---------     ---------

Basic earnings per share                                 $     1.93     $    1.75     $    1.51
                                                         ==========     =========     =========

Diluted earnings per share                               $     1.69     $    1.51     $    1.44
                                                         ==========     =========     =========


All common share and per common share amounts have been adjusted to reflect the three for two stock split which became effective March 16, 1998.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


Income available to common stockholders, for purposes of computing basic earnings per share, reflects adjustments for cumulative preferred dividends and an embedded dividend arising from the discounted conversion terms of the Series B Preferred Stock. The Company's Series B Convertible preferred stock is not reflected in the computation of diluted earnings per share as such securities are antidilutive. As of December 31, 1997 the 2,249 outstanding shares of Series B Preferred Stock are convertible into approximately 82,500 shares of the Company's common stock. All shares of the Company's Series C Convertible
Preferred Stock, issued in July 1997, were converted into common stock during 1997 and the adjustment to the number of shares outstanding represents the additional shares that would have been outstanding had the Series C Preferred Stock been converted to common stock at the time of issuance.


8.  DETAIL OF CERTAIN ACCOUNTS
                                                            (in thousands)
                                                        1997            1996
                                                        ----            ----
   RECEIVABLES, NET:
     Trade accounts receivable                       $  254,376     $  257,619
     Other receivables                                   18,118          9,782
                                                    ----------     ----------
                                                        272,494        267,401
     Allowance for doubtful accounts                    (11,999)        (8,870)
                                                     ----------     ----------
                                                     $  260,495     $  258,531
                                                     ==========     ==========
   INVENTORIES, NET:
     Raw materials and supplies                      $   65,937     $   48,656
     Work-in-process                                     16,745         14,625
     Finished goods                                      75,782         67,845
                                                     ----------     ----------
                                                        158,464        131,126
     Allowance for inventory obsolescence               (11,476)       (10,153)
                                                     ----------     ----------
                                                     $  146,988     $  120,973
                                                     ==========     ==========

   PREPAID  EXPENSES AND OTHER CURRENT ASSETS:
     Advances to inventory suppliers                 $   16,415     $   14,335
     Tax receivable                                          --          6,100
     Other                                                6,977          4,544
                                                     ----------     ----------
                                                     $   23,392     $   24,979
                                                     ==========     ==========

   PROPERTY, PLANT AND EQUIPMENT, NET:
     Land                                            $   20,531     $   17,708
     Buildings                                          127,577         84,054
     Machinery and equipment                            145,640         91,602
     Furniture and fixtures                              20,273         18,819
     Leasehold improvements                               3,426          3,019
                                                     ----------     ----------
                                                        317,447        215,202
     Accumulated depreciation and amortization          (53,112)       (46,420)
     Construction in progress                            96,378         65,427
                                                     ----------     ----------

                                                     $  360,713     $  234,209
                                                     ==========     ==========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


During the third quarter of 1994, ICN Yugoslavia commenced a construction and modernization program at its pharmaceutical complex outside Belgrade, Yugoslavia. At December 31, 1997 and 1996, construction in progress primarily relates to costs incurred to date for these facilities and includes capitalized interest of $5,419,000 in 1997 and $3,770,000 in 1996.

                                                         (in thousands)
                                                       1997          1996
                                                       ----          ----
  ACCRUED LIABILITIES:
    Payroll and related items                      $    16,423    $   18,149
    Interest                                            11,683         3,687
    Legal settlement                                        --        10,000
    Other                                               39,777        23,547
                                                   -----------    ----------
                                                   $    67,883    $   55,383
                                                   ===========    ==========

9.  DEBT

Long-term debt consists of the following (in thousands):
                                                                                1997         1996
                                                                                ----         ----
Convertible debt:
8-1/2% Convertible Subordinated Notes due 1999, converted
     in 1997                                                               $       --     $ 114,980
Swiss Franc Subordinated Bonds due 1988-2001, converted
     in 1997                                                                       --        11,149
Swiss Franc Guaranteed Bonds with an effective
     interest rate of 8.5%, maturing in 2002 (net of unamortized
     discount of $88 and $261 in 1997 and 1996, respectively)                   6,056         7,536
                                                                            ---------     ---------
                                                                                6,056       133,665
Other Debt:
9-1/4% Senior Notes due 2005                                                  275,000            --
Hungarian mortgages, with interest at rates ranging from
     LIBOR + 0.9% to LIBOR + 1.0%;interest and principal due
     in varying amounts through 2001                                            5,258         6,625
U.S. mortgages with variable interest at rates ranging from 7.1%
     to 8.9% interest and principal payable monthly through 2022               11,925        13,098
Polish mortgage note with interest at a variable rate (effectively
     26% at December 31, 1997);  interest and principal payable
     monthly through December 2002                                              8,604            --
U.S. capital leases with interest at rates ranging from 4.9%
     to 6.1% payable monthly through 2000                                       1,651         2,589
Hungarian loans in U.S. dollars and various foreign currencies, with interest at rates ranging from LIBOR +0.5% to 21.6%,
     maturing at various dates through 2002                                    24,563        24,328
Other long-term debt due in U.S. dollars and various foreign
     currencies, with interest at rates ranging from 5.5% to 9.4%               1,390         2,145
                                                                            ---------     ---------

                                                                              334,447       182,450

Less current portion                                                           19,359         5,961
                                                                            ---------     ---------

         Total long-term debt                                               $ 315,088     $ 176,489
                                                                            =========     =========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


In August 1997, the Company completed an underwritten public offering of $275,000,000 of its 9 1/4% Senior Notes Due 2005 (the "Senior Notes") for net proceeds of $265,646,000. The Senior Notes are general unsecured obligations of the Company which rank pari passu in right of payment with all unsecured senior indebtedness, and are senior to all subordinated indebtedness of the Company. The Senior Notes mature on August 15, 2005, and are redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001, at specified redemption prices. Upon a change of control (as defined in the related indenture), the Company will be required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest thereon to the date of repurchase. Interest on the Senior Notes is payable semi-annually. The indenture governing the Senior Notes includes certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets, or the Company's ability to consolidate or merge with another entity, subject to certain qualifications and exceptions. The fair value of the Senior Notes was approximately $292,188,000 at December 31, 1997.

In November 1994, the Company completed an underwritten public offering in the principal amount of $115,000,000 of 8-1/2% Convertible Subordinated Notes Due 1999 (the "Convertible Notes"). During 1997, $114,919,000 of the Convertible Notes were converted into 7,793,939 shares of the Company's common stock and the remainder was redeemed for cash.

In October 1986, Xr Capital Holding ("Xr Capital"), a trust established by ICN, completed an underwritten public offering in Switzerland of Swiss francs 100,000,000 principal amount of 5-5/8% Swiss Franc Exchangeable Certificates (the "Xr Certificates"). The net proceeds of the offering were used by Xr Capital to purchase Swiss Franc Subordinated Bonds of the Company due 1988-2001 and SFr. 45,700,000 principal amount of cumulative 5.4% Italian Electrical Agency Bonds ("Agency Bonds") due 2001. During 1997, SFr. 66,510,000 of the Xr Certificates were exchanged for 2,246,868 shares of the Company's common stock and the remainder, SFr. 180,000, was redeemed for cash. In addition, Agency Bonds with a value of approximately $38,779,000, previously held in trust for the payment of debt service on the Xr Certificates, became available to the Company and were sold during 1997.

In 1987, Bio Capital Holding ("Bio Capital"), a trust established by ICN and Biomedicals, completed a public offering in Switzerland of SFr. 70,000,000 principal amount of 5-1/2% Swiss Franc Exchangeable Certificates ("Old Certificates"). The Bio Capital debt is senior, uncollateralized indebtedness of the Company. At the option of the certificate holder, the Old Certificates are exchangeable into shares of the Company's common stock. Net proceeds were used by Bio Capital to purchase SFr. 70,000,000 face amount of zero coupon Swiss Franc Debt Notes due 2002 of the Kingdom of Denmark (the "Danish Bonds") for SFr. 33,772,000 and 15 series of zero coupon Swiss Franc Guaranteed Bonds of the Company (the "Zero Coupon Guaranteed Bonds") for SFr. 32,440,000 which are guaranteed by the Company. Each series of the Zero Coupon Guaranteed Bonds are in an aggregate principal amount of SFr. 3,850,000 maturing February of each year through 2002. The Company has no obligation with respect to the payment of the principal amount of the Old Certificates since they will be paid upon maturity by the Danish bonds. During 1990, Biomedicals offered to exchange, to all certificate holders, the Old Certificates for newly issued certificates ("New Certificates"), the terms of which remain the same except that 106.48 shares per SFr. 5,000 principal certificate can be exchanged at $31.43 using a fixed exchange rate of SFr. 1.49 to U.S. $1.00. Substantially all of the outstanding Old Certificates were exchanged for New Certificates (together referred to as "Bio Certificates"). Currently, the face value of the outstanding Bio Certificates, SFr. 39,615,000, is convertible into approximately 827,000 shares of the Company's common stock at the exchange prices of $31.43 and $54.17 using fixed exchange rates of SFr. 1.49 and SFr. 1.54 to U.S. $1.00 for New and Old Certificates, respectively. The fair value of the Zero Coupon Guaranteed Bonds was approximately $6,143,000 at December 31, 1997.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


The Company has the option to redeem the Bio Certificates in the event that the market price of the Company's common stock meets certain conditions. In March 1998, the Company met the conditions for redemption of the New Certificates and announced its intent to redeem all of the New Certificates for cash at a redemption price of 100% plus accrued interest. The holders of the New
Certificates may elect to exchange the New Certificates for shares of the Company's common stock until April 9, 1998, at which time any New Certificates not exchanged will be redeemed for cash. Through March 5, 1998, holders of SFr. 2,400,000 principal amount of the New Certificates elected to exchange the certificates for 51,104 shares of the Company's common stock. Upon completion of the exchange or redemption of the New Certificates, the Danish Bonds become available to the Company.

The Company has mortgage notes payable totaling $26,663,000 payable in U.S. dollars, Deutsche marks, Dutch guilders and Hungarian forints, collateralized by certain real property of the Company, having a net book value of $36,968,000 at December 31, 1997. The Company also has Hungarian loans totaling $12,144,000 payable in U.S. dollars, Deutsche marks, and Hungarian forints, collateralized by certain personal property of the Company (principally inventories) having a net book value of $18,691,000 at December 31, 1997.

         Aggregate annual maturities of long-term debt are as follows (in thousands):

          1998                            $   19,359
          1999                                13,610
          2000                                 7,398
          2001                                 6,380
          2002                                 2,654
          Thereafter                         285,046
                                          ----------
             Total                        $  334,447
                                          ==========

The fair value of the Company's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of all short-term and variable interest rate borrowings approximates fair value.

The Company has short and long-term lines of credit, classified in notes payable, aggregating $32,727,000, under which borrowings of $10,598,000 were outstanding at December 31, 1997. The lines of credit provide for short-term borrowings and for the issuance of letters of credit, and bear interest at variable rates based upon LIBOR or other indices. Certain of the lines of credit also include covenants restricting the payment of dividends, the issuance of new indebtedness, and the repurchase of the Company's common stock and requiring the maintenance of certain financial ratios. In February 1998, the aggregate amount of the lines of credit was increased to approximately $46,027,000.


10.  PREFERRED STOCK

In October 1996, the Company issued 50,000 shares of Series B Convertible Preferred Stock, for net proceeds of $47,392,000, in a private placement. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and is convertible at the option of the holder into common stock based on a conversion price calculated using the average daily low for the five trading days preceding the conversion date and applying a discount of 13%. The Series B Convertible Preferred Stock has a 6% annual dividend that is cumulative and payable quarterly. The Company has the option to pay the dividend in either cash or common stock of the Company. The Series B Convertible Preferred Stock is mandatorily convertible into common stock on the fifth anniversary of its issuance. However, this provision is subject to extension under certain circumstances. Dividends paid in common stock are based on the fair value of common stock at the time of declaration. During 1997, 47,951 shares of the Series B Convertible Preferred Stock were converted into a total of 2,797,820 shares of the Company's common stock.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997

In August 1997, the Company issued 2,000 shares of its Series C Convertible Preferred Stock, having a value of $50,000,000, to Roche in connection with the acquisition of the rights to certain products. The Series C Preferred Stock has no dividend rights, but has a liquidation preference of $25,000 per share. Each share was convertible at the option of the holder, initially into 1,500 shares of the Company's common stock (subject to certain antidilution adjustments). During 1997, all of the Series C Convertible Preferred Stock was converted into 3,000,000 shares of the Company's common stock.

11.  COMMON STOCK

Prior to the Merger, each of the Predecessor Companies had their own stock option plans. Upon consummation of the Merger, the Company assumed all options outstanding under the existing stock option plans. The existing stock option plans were exchanged for shares of the Company. Each option of SPI common stock, ICN common stock, Viratek common stock and Biomedicals common stock was exchanged for 1.5, 0.768, 0.749 and 0.296 options of the Company common stock, respectively. Subsequent to the Merger, no new grants are being issued under these Plans.

The 1994 Stock Option Plan was adopted on January 26, 1995 and subsequently approved by shareholders. This plan provides for the granting of options to purchase a maximum of 4,854,000 shares of the Company's common stock. Under the plan each nonemployee director is granted 22,500 options on the day following the annual meeting of stockholders.

Under the terms of all stock option plans, the option price may not be less than the fair market value at the date of the grant and may not have a term exceeding 10 years. Option grants vest ratably over a four year period from the date of the grant. The options granted are reserved for issuance to officers, directors, key employees, scientific advisors and consultants. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                               1997         1996         1995
                                           ----------    ----------   ----------

     Net income                            $  110,426    $  85,035    $  66,467

     Earnings per share - basic                  1.87         1.71         1.49

     Earnings per share - diluted                1.64         1.48         1.42

The schedule below reflects the number of outstanding and exercisable shares as of December 31, 1997 segregated by price range (in thousands, except per share data):

                                OUTSTANDING            EXERCISABLE
                           ------------------     -------------------
                                     WEIGHTED               WEIGHTED        WEIGHTED
                           NUMBER     AVERAGE     NUMBER     AVERAGE         AVERAGE
      RANGE OF              OF       EXERCISE       OF      EXERCISE       REMAINING
   EXERCISE PRICES         SHARES       PRICE     SHARES       PRICE     LIFE (YEARS)
   ----------------        ------       -----     ------       -----     ------------
   $2.53 to $ 11.31          3,375   $   8.52      2,755    $   8.13             5.2
   $11.36 to $14.75          3,074      13.33      1,000       12.67             8.4
   $14.83 to $29.09          2,471      17.55      1,888       18.18             5.2
                          --------                ------
                             8,920                 5,643
                          ========                ======

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                          1997        1996        1995
                                                       ---------    --------    --------
  Weighted-average expected life (years)                     5.0         6.5         6.5
  Expected volatility                                        46%         60%         60%
  Annual dividend per share                            $    0.24    $   0.21    $   0.21
  Risk-free interest rate                                  6.33%       6.25%       6.25%
  Weighted-average fair value of options granted       $    6.00    $   9.49    $   6.84

Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of the pro forma effect on reported net income for future years.

The following table sets forth information relating to stock option plans during the years ended December 31, 1997, 1996 and 1995 (in thousands, except per share data):

                                                                  WEIGHTED
                                                    NUMBER         AVERAGE
                                                      OF           OPTION
                                                    SHARES          PRICE
                                                    ------          -----

Shares under option, December 31, 1994               9,498         $ 11.77
         Granted                                       932
         Exercised                                    (773)        $  5.35
         Canceled                                     (288)
                                                  --------

Shares under option, December 31, 1995               9,369         $ 11.24
         Granted                                       798
         Exercised                                  (1,302)        $  8.01
         Canceled                                     (150)
                                                  --------

Shares under option, December 31, 1996               8,715         $ 12.09
         Granted                                     2,267
         Exercised                                  (1,870)        $ 11.03
         Canceled                                     (192)
                                                  --------

Shares under option, December 31, 1997               8,920         $ 12.68
                                                  ========

Exercisable at December 31, 1995                     5,222
                                                  ========
Exercisable at December 31, 1996                     5,660
                                                  ========
Exercisable at December 31, 1997                     5,643
                                                  ========

Options available for grant at December 31, 1996     2,576
                                                  ========
Options available for grant at December 31, 1997       500
                                                  ========

In 1997, long-term debt of the Company having an aggregate carrying value of $124,060,000 was converted into 10,052,000 shares of the Company's common stock. In addition, the Company issued 812,000 shares of its common stock, having a value of $10,000,000, in settlement of litigation. The Company also issued 129,665 shares of its common stock, having a value of $1,875,000, in payment of a portion of the 6% annual dividend on the Series B Convertible Preferred Stock.

In January 1996, the Company sold approximately 600,000 shares of its common stock to a foreign bank for net proceeds of $6,000,000. The proceeds were used by the Company for the acquisition of GlyDerm, a Michigan based skin care company, and several smaller acquisitions.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


In 1996, the Company acquired the net assets of the Siemens Dosimetry Service Division of Siemens Medical Systems, Inc. ("Siemens'), for 1,447,250 shares of the Company's common stock (the "Siemens Shares") plus other consideration. On December 23, 1996 Siemens sold the Siemens Shares to certain accounts over which an investment company exercises investment authority (collectively, the "Purchasers"), for $13.00 per share. In conjunction with and conditioned upon the consummation of the sale of the Siemens Shares, the Company entered into an agreement (the "Put Agreement") with the Purchasers pursuant to which the Company sold 150,000 additional shares of common stock for $1,950,000 (together with the Siemens shares, the "Purchaser Shares") and sold the Purchasers, for $3,200,000, the right to put (the "Put Right") 1,597,250 shares of common stock, valued at $23,120,000 at December 31, 1996, to the Company at $20 per share on January 10, 2000. The Put Agreement also entitled the Company to a portion of any proceeds from the sale of the Purchaser shares in excess of the $20 per share put price. In 1997 the Purchaser sold substantially all shares subject to the Put Right and the Put Right expired entirely; the $23,120,000 value of the Purchaser Shares was added to the Company's stockholders' equity. In addition, the Company received a cash payment from the Purchasers, which was also added to stockholders' equity.

In connection with the Merger, the Company adopted a Stockholder Rights Plan to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-hundredth (1/100) of a share of Series A Preferred Stock (the "Rights"), par value $.01 per share, of the Company at a price of $125 per one one-hundredth of a share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $.01 per right until the occurrence of certain events. The Rights expire on November 1, 2004.

12.  COMMITMENTS AND CONTINGENCIES

LITIGATION: In a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the "Securities Complaint") (the "1995 Actions"), plaintiffs allege that Defendants made various deceptive and untrue statements of material fact and omitted material facts regarding the Company's 1994 hepatitis C NDA in connection with: (i) the Merger of ICN, SPI, Viratek and Biomedicals in November 1994 and the issuance of convertible debentures in connection therewith; and (ii) information provided to the public. Plaintiffs also allege that the Chairman of the Company traded on inside information relating to the 1994 hepatitis C NDA. The Securities Complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs motion seeking the certification of (i) a class of persons who purchased ICN securities from November 10, 1994 through February 17, 1995; and (ii) a subclass consisting of persons who owned SPI and/or Biomedicals common stock prior to the Merger was granted. On July 23, 1997, plaintiffs and defendants entered into a Memorandum of Agreement to Settle Action, whereby the parties agreed to settle the 1995 Actions for $15,000,000 in cash. The settlement was approved by the Court on February 24, 1998 and the case is now at an end.

Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware (the "1994 Actions"). Three of these lawsuits were filed by stockholders of SPI and, in one lawsuit, of Viratek against ICN, SPI, Viratek (in the one lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including the Chairman) and purport to be class actions on behalf of all persons who held shares of SPI and Viratek common stock. The fourth lawsuit was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including the Chairman) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The 1994 Actions have been dormant since their commencement, and it is expected that they will be dismissed as a result of the settlement of the 1995 Actions.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


INVESTIGATIONS:  Pursuant  to  an  Order  Directing  Private  Investigation  and
Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the SEC with respect to certain matters pertaining to the status and disposition of the 1994 hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of Company securities, engaged in possible violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the 1994 hepatitis C NDA; or (ii) purchased or sold ICN common stock while in possession of material, non-public information concerning the status and disposition of the 1994 hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the 1994 hepatitis C NDA, to other persons who may have purchased or sold ICN stock. The Company has cooperated with the Commission in its investigation. On January 13, 1998, the Company received a letter from the SEC's Philadelphia Office (the "District Office") stating the District Office's intention to recommend to the Commission that it authorize the institution of a civil action against the Company and Milan Panic. As set forth in the letter, the District Office seeks the authority to commence a civil action to enjoin the Company from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and to impose a civil penalty of up to $500,000 on the Company. In regard to Mr. Panic, the District Office seeks the authority to begin a civil action (i) to enjoin Mr. Panic from future violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; (ii) for disgorgement of approximately $390,000;
(iii) for prejudgment interest; (iv) for a civil penalty pursuant to Section 21A of the Exchange Act that cannot exceed three times any amount disgorged and (v) for an officer and director bar pursuant to Section 21 of the Exchange Act. On January 30, 1998, the Company and Mr. Panic filed submissions with the Commission urging that it reject the District Office's request.

The Company has received Subpoenas (the "Subpoenas") from a Grand Jury in the United States District Court, Central District of California requesting the production of documents covering a broad range of matters over various time periods. In March 1998, the Company was advised that the office of the United States Attorney for the Central District of California, is considering the Company, Mr. Panic and a former officer of the Company targets of the investigation. The Company was also advised that certain current and former officers of the Company are considered subjects of the investigation. The Company has and continues to cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation.

The Company is a party to a number of other pending or threatened lawsuits. In the opinion of management, the ultimate resolution of these other matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

PRODUCT LIABILITY INSURANCE: The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

BENEFITS PLANS: The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company's expense related to such defined contribution plan was not material in 1997, 1996 and 1995.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


In connection with the Merger, the Company assumed deferred compensation agreements with certain officers and certain key employees of the Predecessor Companies, with benefits commencing at death or retirement. As of December 31, 1997, the present value of the deferred compensation benefits to be paid has been accrued in the amount of $2,894,000. Interest accrues on the outstanding balance at rates ranging from 9.4% to 12.6%. No new contributions are being made; however, interest continues to accrue on the present value of the benefits expected to be paid.

ENVIRONMENTAL ISSUES IN HUNGARY: In connection with the acquisition of Alkaloida, an environmental remediation fund (the "Fund") of approximately $7,200,000 was established by the government from the proceeds that the Company tendered. This Fund will be used to remediate a waste disposal site adjacent to Alkaloida, contaminated by past plant operations, by 1998. In 1997, ownership of waste disposal site was transferred to the Hungarian government and the Company was released from all future liability associated with the site.

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


13.  BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The  Company  is  a   multinational   pharmaceutical   company  that   develops,
manufactures, distributes and sells pharmaceutical, research, and diagnostic products and provides radiation monitoring services. The Company operates in two business segments: the Pharmaceutical group and the Biomedical group. The Pharmaceutical group produces and markets pharmaceutical products principally in the United States, Mexico, Canada and Europe. The Biomedical group markets research products and related services, immunodiagnostic reagents and instrumentation, and provides radiation monitoring services.

The Company's largest selling product, Virazole(R), accounts for approximately 3% of total Company sales for 1997 and is sold principally in the United States for the treatment of respiratory syncytial virus ("RSV") in infants. In July 1995, the Company entered into a licensing agreement with a subsidiary of Schering-Plough Corporation ("Schering-Plough") to license Virazole(R) as a treatment for chronic hepatitis C in combination with alpha interferon. Under an agreement, Schering-Plough is responsible for all clinical developments worldwide.

The principal markets for the Company's products are Yugoslavia, the United States, and Russia, which represented approximately 30%, 22%, and 18% of the Company's net sales for 1997. Operations in Yugoslavia are subject to business risks described in Note 14. Approximately 78%, 80%, and 75% of the Company's net sales for the years ended December 31, 1997, 1996, and 1995 were generated from operations outside the U.S. Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental actions. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging program is available. At December 31, 1997 the Company had net monetary asset positions in Yugoslavia, Russia, and Mexico of approximately $60,000,000, $28,475,000, and $6,719,000 which would be subject to a loss if a devaluation were to occur.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


The following tables set forth certain information of the Company by business segment and geographic areas for 1997, 1996 and 1995 (in thousands):

BUSINESS SEGMENTS
                                         1997           1996            1995
                                    -----------     -----------    -----------
NET SALES

         Pharmaceutical             $   681,287     $   549,753    $   446,566
         Biomedical                      70,915          64,327         61,339
                                    -----------     -----------    -----------
         Total                      $   752,202     $   614,080    $   507,905
                                    ===========     ===========    ===========

OPERATING INCOME (LOSS):

         Pharmaceutical             $   181,710     $   155,344    $   129,753
         Biomedical                       5,148           4,985          5,707
         Corporate                      (61,560)        (46,216)       (42,294)
                                    -----------     -----------    -----------
         Total                      $   125,298     $   114,113    $    93,166
                                    ===========     ===========    ===========

IDENTIFIABLE ASSETS:

         Pharmaceutical             $ 1,133,943     $   600,019    $   373,027
         Biomedical                      74,334          78,095         51,407
         Corporate                      283,468         100,537         93,864
                                    -----------     -----------    -----------
         Total                      $ 1,491,745     $   778,651    $   518,298
                                    ===========     ===========    ===========

DEPRECIATION AND AMORTIZATION:

         Pharmaceutical             $    18,772     $    11,305    $     9,549
         Biomedical                       4,535           2,718          2,221
         Corporate                        5,446           3,913          2,044
                                    -----------     -----------    -----------
         Total                      $    28,753     $    17,936    $    13,814
                                    ===========     ===========    ===========

CAPITAL EXPENDITURES (1):

         Pharmaceutical             $    96,635     $    15,785    $    56,363
         Biomedical                       3,160           5,230          2,680
         Corporate                        6,602           8,317            450
                                    -----------     -----------    -----------
         Total                      $   106,397     $    29,332    $    59,493
                                    ===========     ===========    ===========

(1) Includes noncash capital expenditures of $6,000, $3,116, and $9,808 for 1997, 1996, and 1995, respectively.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


GEOGRAPHIC DATA
                                            1997          1996          1995
                                         ----------    -----------   ----------
NET SALES:
         United States                   $  162,610    $   121,782   $  124,865
         Canada                              20,824         18,953       18,765
                                         ----------    -----------   ----------
              North America                 183,434        140,735      143,630

         Latin America
          (principally Mexico)               61,869         49,444       43,684
         Western Europe                      52,413         59,294       58,170

         Yugoslavia                         225,530        267,166      234,661
         Russia                             134,688         66,788       20,300
         Hungary                             59,980         21,461           --
         Poland                              13,070             --           --
                                        -----------    -----------   ----------
              Eastern Europe                433,268        355,415      254,961

         Asia, Africa, and Australia         21,218          9,192        7,460
                                         ----------    -----------   ----------
         Total                           $  752,202    $   614,080   $  507,905
                                         ==========    ===========   ==========

OPERATING INCOME (LOSS):
         United States                   $   60,188    $    52,461   $   64,810
         Canada                               7,423          1,399        4,501
                                         ----------    -----------   ----------
              North America                  67,611         53,860       69,311

         Latin America
          (principally Mexico)               16,167         11,246        8,757
         Western Europe                       1,761            607        4,712

         Yugoslavia                          60,235         70,616       46,296
         Russia                              28,982         22,021        6,179
         Hungary                             10,256          1,964           --
         Poland                               2,695             --           --
                                         ----------    -----------   ----------
              Eastern Europe                102,168         94,601       52,475

         Asia, Africa, and Australia           (849)            15          205
         Corporate                          (61,560)       (46,216)     (42,294)
                                        -----------    -----------   ----------
         Total                          $  125,298     $  114,113    $   93,166
                                        ===========    ===========   ==========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


                                             1997         1996           1995
                                         -----------    ----------    ---------
IDENTIFIABLE ASSETS:
         United States                   $   377,315    $  105,670    $  57,070
         Canada                               11,282         7,433        8,865
                                         -----------    ----------    ---------
              North America                  388,597       113,103       65,935

         Latin America
          (principally Mexico)                30,191        30,691       23,823
         Western Europe                       48,086        56,578       57,950

         Yugoslavia                          421,731       342,983      262,272
         Russia                              145,162        54,990       12,668
         Hungary                              79,632        77,245           --
         Poland                               68,066            --           --
                                         -----------    ----------    ---------
              Eastern Europe                 714,591       475,218      274,940

         Asia, Africa, and Australia          26,812         2,524        1,786
         Corporate                           283,468       100,537       93,864
                                         -----------    ----------    ---------
         Total                           $ 1,491,745    $  778,651    $ 518,298
                                         ===========    ==========    =========


14.  ICN YUGOSLAVIA

The summary balance sheets of ICN Yugoslavia as of December 31, 1997 and 1996, and the summary statements of income before provision for income taxes and minority interest for the years ended December 31, 1997, 1996 and 1995, are presented below.

                     ICN YUGOSLAVIA SUMMARY BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                                 (in thousands)

                                                       1997             1996
                                                       ----             ----

Cash                                               $   31,701       $   27,074
Accounts receivable, net                               73,115          158,292
Notes receivable                                      145,431               --
Inventories, net                                       43,549           53,016
Other current assets                                   11,255           11,452
Other long-term assets                                126,424          104,983
                                                   ----------       ----------
                                                   $  431,475       $  354,817
                                                   ==========       ==========

Current liabilities                                $   55,070       $   38,386
Minority interest and long-term liabilities            94,455           76,344
Stockholders' equity                                  281,950          240,087
                                                   ----------       ----------
                                                   $  431,475       $  354,817
                                                   ==========       ==========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997

 ICN YUGOSLAVIA SUMMARY STATEMENTS OF INCOME BEFORE PROVISION FOR INCOME TAXES
                             AND MINORITY INTEREST
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)

                                                 1997        1996        1995
                                                 ----        ----        ----

Net sales                                     $ 225,530   $ 267,166   $ 234,661
Cost of sales                                   117,210     157,981     116,748
                                              ---------   ---------   ---------
Gross profit                                    108,320     109,185     117,913
Operating expenses                               48,085      38,569      71,617
                                              ---------   ---------   ---------
Income from operations                           60,235      70,616      46,296
Interest income                                 (10,893)     (2,132)     (4,087)
Interest expense                                    107       1,478       3,610
Translation and exchange (gains) losses, net     12,602       4,290     (12,063)
                                              ---------   ---------   ---------
     Income before provision for income
     taxes and minority interest              $  58,419   $  66,980   $  58,836
                                              =========   =========   =========


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

LIQUIDITY PROBLEMS: In an effort by the Central Bank of Yugoslavia to control inflation through tight monetary controls, Yugoslavia is now experiencing severe liquidity problems. This has resulted in longer collection periods for ICN Yugoslavia's receivables. Most of ICN Yugoslavia's customers are slow to pay due to delays of health care payments by the government. This has also resulted in ICN Yugoslavia being unable to make timely payments on its payables. Under the current credit terms with the Yugoslavian government, discussed below, the government is obligated to pay a minimum of $9,500,000 per month on its outstanding obligations to the Company. The credit arrangement also limits the total receivable from the government to $200,000,000 which could limit sales in the future to an amount equal to cash collections from the government. ICN Yugoslavia holds approximately U.S. $19,731,000 of cash in a bank outside of Yugoslavia, originally intended to be used for future plant expansion in Yugoslavia. These funds may be available for working capital purposes if necessary.

INFLATION AND MONETARY EXPOSURE: ICN Yugoslavia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. Before the enactment of an economic stabilization program in January 1994, the rate of inflation in Yugoslavia was over one billion percent per year. The rate of inflation was dramatically reduced when, on January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Throughout 1994, this program was successful in reducing inflation to approximately 5% per year, increasing the availability of hard currency, stabilizing the exchange rate of the dinar, and improving the overall economy in Yugoslavia.

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

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


Throughout 1996, the level of inflation in Yugoslavia was relatively stable, with a Yugoslavian government reported inflation rate of 60%. During that time the government exercised restraint on the amount of dinars in circulation. The net monetary asset position of ICN Yugoslavia increased during 1996 due to rising accounts receivable balances resulting from higher sales and a lengthening of the accounts receivable collection period. From a beginning balance of $7,396,000 at December 31, 1995, the net monetary asset position of ICN Yugoslavia rose to $134,000,000 at December 31, 1996.

During 1997, the Company reduced its monetary exposure by converting certain dinar-denominated accounts receivable into notes receivable payable in dinars, but fixed in dollar amounts. Additionally, the Company established credit terms with the government whereby future receivables would be interest bearing with one-year terms and would be payable in dinars, but fixed in dollar amounts. As of December 31, 1997, ICN Yugoslavia had a net monetary asset position of $60,000,000 which would be subject to foreign exchange loss if a devaluation of the dinar were to occur.

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

POTENTIAL DEVALUATION: The potential loss arising from a devaluation will depend on the size of the devaluation and the magnitude of the net monetary asset position at the time of the devaluation. The timing and the size of a devaluation are strongly influenced by the amount of inflation and length of time from the last devaluation. Since the last devaluation on November 24, 1995, the cumulative level of inflation has been estimated at approximately 70%. If a devaluation were to occur based on this level of inflation, and assuming the Company's net monetary exposure of $60,000,000 at December 31, 1997, the Company could incur a foreign exchange loss of approximately $24,000,000. The risk of devaluation increases as time passes and inflation continues. However, the Company is unable to predict either the exact magnitude or the timing of any future devaluation.

CREDIT RISK: ICN Yugoslavia is subject to credit risk in that approximately 80% or $162,200,000 of 1997 Yugoslavian domestic sales are to the government or government funded entities. During 1997, other than the customer discussed below there were no other customers that represented more than 10% of total sales or accounts receivable.

During 1997, the Company reduced its monetary exposure by converting dinar denominated accounts receivable from various distributors into notes receivable from the Yugoslavian government payable in dinars, but fixed in dollar amounts. The first agreement was made early in the first quarter of 1997 with $50,000,000 accounts receivable converted into a one year note bearing interest at LIBOR plus 1%. Approximately $47,000,000 from this first note was refinanced in early 1998, with full payment including interest at LIBOR plus 1% scheduled for 1998. A second agreement was arranged at the end of the first quarter of 1997 whereby the Yugoslavian government agreed to purchase $50,000,000 of drugs. The sales under this agreement were recorded as notes receivable bearing interest at LIBOR plus 1% on the outstanding balance which have payment guarantees fixed in dollar amounts. The second agreement also allows the Company to offset certain payroll tax obligations against outstanding accounts receivable balances. Subsequent to these two agreements, the Company negotiated an arrangement with the Yugoslavian government under which ICN Yugoslavia would commit to continue to provide products, in dollar denominated sales, in an amount up to $50,000,000 per calendar quarter for one year, and the government would pay a minimum of $9,500,000 per month towards outstanding accounts receivable. However, at no point in time can the amount due to ICN Yugoslavia from the government exceed $200,000,000, including both accounts and notes receivable. Receivables that arise from this agreement are interest bearing with interest at LIBOR plus 1%. As of December 31, 1997, ICN Yugoslavia has approximately $145,431,000 of notes receivable from the Yugoslavian government under these credit terms. Additionally, sales of approximately $140,700,000 under the above agreements were made to Velefarm, an affiliated entity, acting as agent for the Yugoslavian government.

SANCTIONS AND POLITICS: In December 1995, the United Nations Security Council adopted a resolution that suspended economic sanctions that had been imposed on the Federal Republic of Yugoslavia since May 1992. A substantial majority of ICN Yugoslavia's business is conducted in the Federal Republic of Yugoslavia.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997

Sanctions had contributed to an overall deteriorating business environment in which ICN Yugoslavia operated. Sanctions also created restrictions on ICN Yugoslavia's overseas investments and imposed administrative burdens in obtaining raw materials outside of Yugoslavia.

The Company believes the suspension of sanctions continues to provide a more favorable business environment; however, the beneficial effects of the suspension will not take place immediately as the economy needs to adjust to new opportunities. Additionally, Yugoslavia has not fully recovered the international status it held before sanctions. The Yugoslavian government is still negotiating to regain membership in the International Monetary Fund and the World Bank.

Yugoslavia is subject to political instability. The elections that took place in 1997 have not resulted in a change of political leadership that would provide for a foundation of significant economic reforms. The Federal Republic of Yugoslavia is comprised of two states, Serbia and the much smaller state of Montenegro. Within Yugoslavia there exists significant political dissension and unrest. The state of Montenegro has been active in seeking greater autonomy from Serbia. Additionally, recent social unrest in the Serbian province of Kosovo could lead to increased instability in the Balkans. United States diplomats have warned that the Serbian actions and policies in Kosovo could lead to reinstatement of economic sanctions on Yugoslavia.

PRICE CONTROLS: ICN Yugoslavia is subject to price controls in Yugoslavia. The size and frequency of government approved price increases is influenced by local inflation, devaluations, cost of imported raw materials and demand for ICN
Yugoslavia products. During 1997 and 1996, ICN Yugoslavia received no price increases due to relatively lower levels of inflation. As inflation rises, the size and frequency of price increases are expected to increase. During the third quarter of 1995, ICN Yugoslavia received a 30% price increase on its pharmaceutical products. This was the first price increase the government had allowed since the start of the Stabilization Program. Subsequent to the devaluation on November 24, 1995, ICN Yugoslavia received an 80% price increase on its pharmaceutical products. Price increases obtained by ICN Yugoslavia are based on economic events preceding the price increase and not on expectations of ongoing inflation. This lag in permitted price increases creates downward pressure on the gross margins that ICN Yugoslavia receives on its products. When necessary, ICN Yugoslavia will limit sales of products that have poor margins until an acceptable price increase is received. The impact of an inability to obtain adequate price increases in the future could have an adverse impact on the Company as a result of declining gross profit margins or declining sales in an effort to maintain existing gross margin levels.

DIVIDENDS: In 1992, ICN Yugoslavia paid a $10,000,000 dividend of which the Company received 75% or $7,500,000. Yugoslavian law allows free distribution of earnings whether to domestic (Yugoslavian) or international investors. Under this law a dividend must be declared and paid immediately after year end. Earnings that are not immediately paid as a dividend cannot be used for future dividends. Additionally, ICN Yugoslavia is allowed to pay dividends out of earnings calculated under local statutory tax basis rules, not earnings calculated under GAAP. ICN Yugoslavia dividends are payable in dinars which must be exchanged for dollars before the dividend is repatriated. During high levels of inflation the dinar denominated dividend could devalue substantially by the time the dividend is exchanged for dollars. Under GAAP, ICN Yugoslavia had accumulated earnings, which are not available for distributions, of approximately $207,384,000 at December 31, 1997. However, additional repatriation of cash could be declared from contributed capital for Yugoslavian purposes of $360,000,000 at December 31, 1997, as provided for in the original purchase agreement. In 1992, the Company made the decision to no longer repatriate the earnings of ICN Yugoslavia and instead will use these earnings for local operations, plant expansion, reduction of debt and additional investment in Eastern Europe.

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


15.  AGREEMENT WITH SCHERING-PLOUGH CORPORATION

On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") and a Stock Purchase Agreement with a subsidiary of Schering-Plough to license the Company's proprietary antiviral drug ribavirin as a treatment for chronic hepatitis C in combination with Schering-Plough's alpha interferon. The Agreement provided the Company an initial non-refundable payment by Schering-Plough of $23,000,000 and future royalty payments to the Company for marketing of the drug, including certain minimum royalty rates. Schering-Plough will have exclusive marketing rights for ribavirin for hepatitis C worldwide, except that the Company will retain the right to co-market in the countries of the European Economic Community. In addition, Schering-Plough will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering-Plough is responsible for all clinical developments worldwide.

The $23,000,000 non-refundable payment has been recorded by the Company as prepaid royalty income of $10,000,000, a license fee of $8,000,000 and a liability to Schering-Plough for certain cost sharing agreements of $5,000,000. The prepaid royalty will be amortized to income based upon future sales of the product and the license fee will be amortized on a straight-line basis to income over the fifteen year exclusive period of the Agreement. At December 31, 1997, the unamortized portion of these balances totals $12,614,000.

16.  SUPPLEMENTAL CASH FLOWS DISCLOSURES

During 1997, noncash transactions included the conversion of $124,060,000 of long-term debt to 10,052,000 shares of common stock, the issuance of 5,400,00 shares of common stock valued at $179,008,000 in connection with the acquisition of product rights from Roche, and the issuance of 812,000 shares of common stock valued at $10,000,000 in settlement of litigation. In addition, the Company received a 42.6% interest in Velefarm, a Yugoslavian distributor of pharmaceutical products, in exchange for outstanding accounts receivable of $13,224,000.

During 1996, a principal amount of SFr. 4,952,000 of the 3-1/4% Subordinated Double Convertible Bonds due 1997 was converted into 6,190 shares of Ciba-Geigy Ltd. common stock, reducing long term debt by $4,240,000 and other assets by $3,988,000. In March 1996, the Company sold its instrument business division to Titertek Instruments, Inc. ("Titertek"), an Alabama corporation, in exchange for a $4,400,000 note receivable from Titertek, resulting in a deferred gain of $2,000,000 (of which approximately $989,000 has been recognized at December 31, 1997). Noncash transactions for 1996 also included the issuance of common stock for the acquisition of the Siemens dosimetry business (1,447,250 shares), the Cappel Division of Organon Teknika Corporation (320,078 shares), and the GlyDerm, Inc. dermatological business (216,000 shares). In addition, during 1996 the Company entered into capital leases of approximately $2,973,000 for the purchase of computer equipment.

During 1995, the Company issued common stock dividends and distributions of $29,187,000. There were none issued in 1996. Also during 1995, ICN Yugoslavia exchanged, in a non-recourse transaction, accounts receivable for $10,900,000 of inventories and $9,800,000 for construction materials for its plant expansion.

The following table sets forth the amounts of interest and income taxes paid during 1997, 1996 and 1995 (in thousands):

                                                   1997       1996       1995
                                                   ----       ----       ----
   Interest paid (net of amounts capitalized
     of $5,419, $3,770 and $1,978 in
     1997, 1996, and 1995, respectively)         $ 11,750   $ 20,477   $ 21,330
                                                 ========   ========   ========

   Income taxes paid                             $  4,543   $  6,845   $  6,915
                                                 ========   ========   ========

                            ICN PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1997


17.  SUBSEQUENT EVENT

In February 1998, the Company acquired from SmithKline Beecham plc ("SKB") the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products, including Actal, Breacol, Coracten, Eskornade, Fefol, Gyno-Pevaryl, Maxolan, Nyal, Pevaryl, Ulcerin and Vylcim. The Company received the product rights in exchange for $45,000,000 payable in a combination of $22,500,000 in cash and 821 shares of the Company's Series D Convertible Preferred Stock. Each share of the Series D Convertible Preferred Stock is initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to certain antidilution adjustments. Except under certain circumstances, SKB has agreed not to sell the SKB Shares until November 4, 1999. The Company has agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during a specified period ending in December, 1999 and the then market value of the unsold SKB Shares do not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). Alternatively, SKB is required to pay the Company an amount, in cash or shares of the Company's common stock, to the extent that such proceeds and market value provide SKB with an average per share value in excess of $46.00 per common share (including any dividend paid on the SKB Shares). The Company has also granted SKB certain registration rights covering the common shares issuable upon conversion of the Series D Preferred Stock.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                             ADDITIONS
                                                      -----------------------
                                          BALANCE AT  CHARGED TO      CHARGED                     BALANCE
                                          BEGINNING   COSTS AND      TO OTHER                      AT END
                                          OF PERIOD   EXPENSES       ACCOUNTS      DEDUCTIONS   OF PERIOD
                                          ---------   --------       --------      ----------   ---------

YEAR ENDED DECEMBER 31, 1997

  Allowance for doubtful accounts         $  8,870    $   4,021     $   1,901(2)  $   (2,793)    $ 11,999
                                          ========    =========     =========     ==========     ========

  Reserve for inventory obsolescence      $ 10,153    $   3,342     $     600(2)  $   (2,619)    $ 11,476
                                          ========    =========     =========     ==========     ========

  Deferred tax asset valuation allowance  $ 55,769    $ (32,692)    $      --     $       --     $ 23,077
                                          ========    =========     =========     ==========     ========


YEAR ENDED DECEMBER 31, 1996

  Allowance for doubtful accounts         $  8,070    $   4,345     $     557     $   (4,102)    $  8,870
                                          ========    =========     =========     ==========     ========

  Reserve for inventory obsolescence      $ 12,709    $     106     $      --     $   (2,662)    $ 10,153
                                          ========    =========     =========     ==========     ========

  Deferred tax asset valuation allowance  $54,181     $      --     $   1,588     $       --     $ 55,769
                                          ========    =========     =========     ==========     ========

YEAR ENDED DECEMBER 31, 1995

  Allowance for doubtful accounts         $ 10,036    $  (1,262)    $    (197)    $     (507)    $  8,070
                                          ========    =========     =========     ==========     ========

  Reserve for inventory obsolescence      $ 15,390    $  (2,310)    $     550     $     (921)    $ 12,709
                                          ========    =========     =========     ==========     ========

  Deferred tax asset valuation allowance  $ 86,492    $    --       $ (29,123)(1) $   (3,188)    $ 54,181
                                          ========    =========     =========     ==========     ========

(1) The credit to other accounts represents the reduction of goodwill and intangible assets for the utilization and reevaluation of the ultimate realization of acquired net operating losses and other deferred tax assets, as a result of the Merger, and the settlement of an IRS examination for 1989 and 1988 (see Note 6 of Notes to the Consolidated Financial Statements).

(2)  These  amounts  represent   acquisition-date  balances  of  allowances  for
     doubtful receivables and reserves for inventory obsolescence of acquired companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Information Concerning Nominees and Directors" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Related Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

That information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Ownership of the Company's Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

That information required under this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Related Matters" and "Certain Transactions."

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(A)  1.  FINANCIAL STATEMENTS

Financial  Statements of the Registrant are listed in the index to  Consolidated
Financial  Statements  and  filed  under  Item  8,  "Financial   Statements  and
Supplementary Data", included elsewhere in this Form 10-K.

     2.  FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

     3.  EXHIBITS

    3.1 Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-83952 on Form S-1, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.

    3.2 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant previously filed as
           Exhibit 4.4 to Registration Statement No. 333-16409 on Form S-3, which is incorporated herein by reference.

    3.3    Bylaws  of the  Registrant  previously  filed  as  Exhibit  3.2 to
           Registration   Statement  No.  33-83952  on  Form  S-1,  which  is
           incorporated herein by reference.

    3.4 Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company's Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.

    3.5 Certificate of Designation of Rights and Preferences of Series D Convertible Preferred Stock of the Registrant, filed herewith.

   10.1 Indenture, dated as of August 14, 1997, by and among ICN and United States Trust Company of New York, relating to $275,000,000 9-1/4% Senior Notes due 2005, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference.*

   10.2    Application for Registration,  Foundation Agreement, Joint Venture
           - ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   * None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - continued


   10.3 Charter of the Joint Stock Company - ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.4 Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended November 30, 1989, which is incorporated herein by reference.

   10.5 Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as
           Exhibit 10.29 to ICN Pharmaceutical, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

   10.6 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as
           Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.

   10.7 Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

   10.8 Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals, Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated March 18, 1993 previously filed as Exhibit 10.4 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

   10.9 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as
           Exhibit 10.49 to ICN Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.10 Agreement between ICN Pharmaceuticals, Inc. and John Julian, dated May 2, 1995, previously filed as Exhibit 10.11 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

   10.11 Agreement between ICN Pharmaceuticals, Inc. and Devron Averett, dated June 14, 1996, previously filed as Exhibit 10.12 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

   10.12 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as
           Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.13 ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.56 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.14 ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - continued


   10.15 ICN Pharmaceuticals, Inc. 1994 Stock Option Plan previously filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

   10.16   Exclusive License and Supply Agreement between ICN
           Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to ICN Parmaceuticals, Inc.'s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

   10.17 Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

   10.18 Agreement dated December 23, 1996 by and among the Registrant and those persons identified as purchasers on Schedule A thereto, previously filed as Exhibit 4 (c) (1) to the Registrant's Current Report on Form 8-K dated December 24, 1996, which is incorporated herein by reference.

   10.19 Form of Asset Purchase Agreement by and between Hoffman-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

   10.20 Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a
           Delaware corporation, dated  as of   October 30, 1997, previously
           filed as Exhibit 10.2 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

   10.21 Form of Asset Purchase Agreement by and between Syntex (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a Delaware corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as
           Exhibit 10.3 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

   10.22   Agreement   for  the  Sale  and   Purchase  of  a   Portfolio   of
           Pharmaceutical, OTC and Consumer Healthcare Products between SmithKline Beecham plc and ICN Pharmaceuticals, Inc., filed herewith.

   10.23 Credit Agreement dated as of March 31, 1997 by and between Banque Nationale de Paris and ICN Pharmaceuticals, Inc., filed herewith.

   10.24 Second Amendment to Credit Agreement dated as of March 31, 1997 by and between Banque Nationale de Paris and ICN Pharmaceuticals, Inc., filed herewith.

   10.25 ICN Pharmaceuticals, Inc. Executive Long-Term Incentive Plan, to be filed by amendment.

   21.     Subsidiaries of  the Registrant.

   23.     Consent of Coopers & Lybrand L.L.P. Independent Accountants.

   27.     Financial Data Schedule for the year ended December 31, 1997.

   27.     Financial Data Schedule for the year ended December 31, 1996.

   27.     Financial Data Schedule for the year ended December 31, 1995.

   27.     Financial Data Schedule for the three months ended March 31, 1997

   27.     Financial Data Schedule for the six months ended June 30, 1997.

   27.     Financial Data Schedule for the nine months ended September 30, 1997.

   27.     Financial Data Schedule for the three months ended March 31, 1996.

   27.     Financial Data Schedule for the six months ended June 30, 1996.

   27.     Financial Data Schedule for the nine months ended September 30, 1996.


    (b) Reports on Form 8-K

        The Company filed the following report on Form 8-K during the quarter ended December 31, 1997:

     Form 8-K dated December 8, 1997, as amended, reporting the acquisition of certain assets from F. Hoffmann-La Roche Ltd., including the following financial statements:

           Special Purpose Financial Statement of F. Hoffman-La Roche Ltd., Hoffmann-La Roche Inc., and Roche Products Inc. for the year ended December 31, 1996.

           Unaudited Interim Special-Purpose Financial Stateents of F. Hoffman-La Roche Ltd., Hoffman-la Roche Inc., and Roche Products Inc. for the six months ended June 30, 1997.

           Unaudited Interim Special-Purpose Financial Statements of Hoffman-La Roche Inc. and Roche Products Inc. for the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ICN PHARMACEUTICALS, INC.

Date:    March 30, 1998


                            By:       /S/  MILAN PANIC
                               ------------------------------------------------
                               Milan Panic,
                               Chairman of the Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /S/  MILAN PANIC                                 Date:   March 30, 1998
----------------------------------------------------
Milan Panic
Chairman of the Board and Chief Executive Officer


         /S/  JOHN E. GIORDANI                            Date:   March 30, 1998
----------------------------------------------------
John E. Giordani
Executive Vice President, Chief Financial Officer
         and Corporate Controller


         /S/  NORMAN BARKER, JR.                          Date:   March 30, 1998
----------------------------------------------------
Norman Barker, Jr., Director


         /S/ BIRCH BAYH                                   Date:   March 30, 1998
----------------------------------------------------
Senator Birch Bayh, Director


         /S/  ALAN F. CHARLES                             Date:   March 30, 1998
----------------------------------------------------
Alan F. Charles, Director


         /S/  ROGER GUILLEMIN                             Date:   March 30, 1998
----------------------------------------------------
Roger Guillemin, M.D., Ph.D., Director


         /S/  ADAM JERNEY                                 Date:   March 30, 1998
----------------------------------------------------
Adam Jerney, President, Chief Operating Officer,
     Director


         /S/  DALE M. HANSON                              Date:   March 30, 1998
----------------------------------------------------
Dale M. Hanson, Director

         /S/  WELDON B. JOLLEY                            Date:   March 30, 1998
----------------------------------------------------
Weldon B. Jolley, Ph. D., Director


         /S/ ANDREI V. KOZYREV                            Date:   March 30, 1998
----------------------------------------------------
Andrei V. Kozyrev, Director


         /S/  JEAN-FRANCOIS KURZ                          Date:   March 30, 1998
----------------------------------------------------
Jean-Francois Kurz, Director


         /S/  THOMAS LENAGH                               Date:   March 30, 1998
----------------------------------------------------
Thomas Lenagh, Director


         /S/  CHARLES T. MANATT                           Date:   March 30, 1998
----------------------------------------------------
Charles T. Manatt, Director


         /S/  STEPHEN MOSES                               Date:   March 30, 1998
----------------------------------------------------
Stephen Moses, Director


         /S/ MICHAEL SMITH                                Date:   March 30, 1998
----------------------------------------------------
Michael Smith, Ph.D., Director


         /S/ ROBERTS A. SMITH                             Date:   March 30, 1998
----------------------------------------------------
Roberts A. Smith, Ph.D., Director


         /S/ RICHARD W. STARR                             Date:   March 30, 1998
----------------------------------------------------
Richard W. Starr, Director

Page 71
                                  EXHIBIT INDEX


EXHIBIT                                                                 PAGE NO.




 3.5 Certificate of Designation of Rights and Preferences of Series D Convertible Preferred Stock of ICN Pharmaceuticals Inc.

10.22 Agreement for the Sale and Purchase of a Portfolio of Pharma-ceutical, OTC and Consumer Healthcare Products between SmithKline Beecham plc and ICN Pharmaceuticals, Inc.

10.23 Credit Agreement dated as of March 31, 1997 by and between Banque Nationale de Paris and ICN Pharmaceuticals, Inc.

10.24 Second Amendment to Credit Agreement dated as of March 31, 1997 by and between Banque Nationale de Paris and ICN Pharmaceuticals, Inc.

21.    Subsidiaries of the Registrant.

23.    Consent of Coopers & Lybrand L.L.P. Independent Accountants.

27.    Financial Data Schedule for the year ended December 31, 1997.

27.    Financial Data Schedule for the year ended December 31, 1996.

27.    Financial Data Schedule for the year ended December 31, 1995.

27.    Financial Data Schedule for the three months ended March 31, 1997

27.    Financial Data Schedule for the six months ended June 30, 1997.

27.    Financial Data Schedule for the nine months ended September 30, 1997.

27.    Financial Data Schedule for the three months ended March 31, 1996.

27.    Financial Data Schedule for the six months ended June 30, 1996.

27.    Financial Data Schedule for the nine months ended September 30, 1996.