Form 10-Q
period 1998-03-31
ICN PHARMACEUTICALS INC
filed 1998-05-15
CIK 930184

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

                  For the quarterly period ended March 31, 1998

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-11397

                            ICN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                      33-0628076
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               3300 Hyland Avenue
                          Costa Mesa, California 92626
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 545-0100
                     --------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
          ---       ---

         The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 11, 1998 was 72,863,133.

--------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Consolidated  Condensed  Balance  Sheets - March 31, 1998 and
        December 31, 1997                                                     3

     Consolidated  Condensed Statements of Income - Three months
        ended March 31, 1998 and 1997                                         4

     Consolidated Condensed Statements of Comprehensive Income -
        Three months ended March 31, 1998 and 1997                            5

     Consolidated Condensed Statements of Cash Flows - Three months
        ended March 31, 1998 and 1997                                         6

     Management's Statement Regarding Unaudited Financial Statements          7

     Notes to Consolidated Condensed Financial Statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20


SIGNATURES                                                                   21

                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                (unaudited, in thousands, except per share data)


                                                       March 31,    December 31,
                                                         1998           1997
                                                     -----------    ------------
ASSETS
Current Assets:
 Cash and cash equivalents                           $   127,527    $   209,896
 Marketable securities                                    12,692             --
 Receivables, net                                        231,138        260,495
 Notes receivable                                        177,097        145,431
 Inventories, net                                        155,750        146,988
 Prepaid expenses and other current assets                40,972         23,941
                                                     -----------    -----------
    Total current assets                                 745,176        786,751

Property, plant and equipment, net                       362,576        360,713
Deferred income taxes, net                                69,873         69,710
Other assets                                              78,383         47,978
Goodwill and intangibles, net                            297,689        226,593
                                                     -----------    -----------
                                                     $ 1,553,697    $ 1,491,745
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade payables                                      $    87,331    $    96,437
 Accrued liabilities                                      66,604         67,883
 Notes payable                                            13,947         13,759
 Current portion of long-term debt                        15,597         19,359
 Income taxes payable                                        865          3,707
                                                     -----------    -----------
    Total current liabilities                            184,344        201,145

Long-term debt, less current portion                     316,870        315,088
Deferred license and royalty income                       12,148         12,449
Other liabilities                                         26,646         24,658
Minority interest                                        149,803        142,077

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value; 10,000 shares
    authorized; 2 and 2 shares Series
    B and 1 and -0- shares Series D issued
    and outstanding at March 31, 1998 and
    December 31, 1997, respectively ($25,237
    liquidation preference at March 31, 1998)                  1              1
 Common stock, $.01 par value; 100,000 shares
    authorized; 71,805 and 71,432 shares
    outstanding at March 31, 1998 and
    December 31, 1997, respectively                          718            714
 Additional capital                                      808,631        766,868
 Retained earnings                                        99,773         70,129
 Accumulated other comprehensive income                  (45,237)       (41,384)
                                                     -----------    -----------
    Total stockholders' equity                           863,886        796,328
                                                     -----------    -----------
                                                     $ 1,553,697    $ 1,491,745
                                                     ===========    ===========


         The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 4
                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the three months ended March 31, 1998 and 1997
                (unaudited, in thousands, except per share data)


                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------    ----------

Net sales                                             $   239,796    $  158,968
Cost of sales                                             107,969        74,804
                                                      -----------    ----------
 Gross profit                                             131,827        84,164

Selling, general and administrative expenses               74,137        45,435
Research and development costs                              5,504         4,310
                                                      -----------    ----------
 Income from operations                                    52,186        34,419

Translation and exchange losses, net                        5,428         3,995
Interest income                                            (4,973)         (539)
Interest expense                                            6,614         3,959
                                                      -----------    ----------

Income before provision (benefit) for income taxes
 and minority interest                                     45,117        27,004

Provision (benefit) for income taxes                        3,384          (196)
Minority interest                                           7,785         4,888
                                                      -----------    ----------
 Net income                                           $    33,948    $   22,312
                                                      ===========    ==========

Basic earnings per common share                       $       .47    $      .37
                                                      ===========    ==========

Shares used in per share computation                       71,730        51,099
                                                      ===========    ==========

Diluted earnings per common share                     $       .44    $      .32
                                                      ===========    ==========

Shares used in per share computation                       76,903        62,835
                                                      ===========    ==========






         The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 5
                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 1998 and 1997
                            (unaudited, in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                       1998            1997
                                                    -----------    -----------


Net income                                          $     33,948    $   22,312

Other comprehensive income:
   Foreign currency translation adjustments               (4,608)       (4,206)
   Unrealized gains on marketable securities                 755             -
                                                    ------------    ----------

Other comprehensive income                                (3,853)       (4,206)
                                                    ------------    ----------

Comprehensive income                                $     30,095    $   18,106
                                                    ============    ==========



































         The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                            (unaudited, in thousands)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                          --------------------------
                                                                              1998           1997
                                                                          -----------     ----------
Cash flows from operating activities:
Net income                                                                $    33,948     $   22,312
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
         Depreciation and amortization                                         11,602          5,365
         Provision for losses on accounts receivable                            1,694           (440)
         Provision for inventory obsolescence                                     (22)           619
         Translation and exchange (gains) losses, net                           5,428          3,995
         Deferred income                                                         (390)          (478)
         Loss (gain) on sale of fixed assets                                      (61)            19
         Deferred income taxes                                                   (163)          (168)
         Minority interest                                                      7,785          4,888
Change in assets and liabilities, net of effects of acquired companies:
         Accounts and notes receivable                                        (34,685)       (34,606)
         Inventories                                                           (9,608)        14,207
         Prepaid expenses and other assets                                    (24,000)        (5,599)
         Trade payables and accrued liabilities                                (9,120)         2,889
         Income taxes payable                                                  (2,084)          (115)
         Other liabilities                                                      2,634          3,517
                                                                          -----------     ----------
              Net cash provided by (used in) operating activities             (17,042)        16,405
                                                                          -----------     ----------

Cash flows from investing activities:
Capital expenditures                                                          (19,303)        (2,986)
Proceeds from sale of fixed assets                                                259             36
Acquisition of product rights and businesses                                  (44,979)       (11,334)
                                                                          -----------     ----------
              Net cash used in investing activities                           (64,023)       (14,284)
                                                                          -----------     ----------

Cash flows from financing activities:
Proceeds from issuance of long-term debt                                        1,596         10,360
Payments on long-term debt                                                     (3,494)       (13,145)
Net increase in notes payable                                                      66          3,989
Proceeds from exercise of stock options                                           822          3,237
Proceeds from issuance of stock                                                 4,299             --
Dividends paid                                                                 (3,806)        (2,645)
                                                                         ------------     ----------
              Net cash provided by (used in) financing activities                (517)         1,796
                                                                         ------------     ----------

Effect of exchange rate changes on cash and cash equivalents                     (787)          (289)
                                                                         ------------     ----------
Net increase (decrease) in cash and cash equivalents                          (82,369)         3,628
Cash and cash equivalents at beginning of period                              209,896         39,366
                                                                         ------------     ----------
Cash and cash equivalents at end of period                               $    127,527     $   42,994
                                                                         ============     ==========


         The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 7
         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)


1.  Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and Subsidiaries (the "Company") and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies are recorded at cost. All significant intercompany account balances and transactions have been eliminated.

Per Share Information: Earnings per share have been restated to reflect the fourth quarter 1997 adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Common share and per common share amounts for all periods presented have also been restated to reflect the three-for-two stock split (in the form of a dividend), which became effective March 16, 1998.

In March 1998, the Company's Board of Directors declared a first quarter cash dividend of $.06 per share, payable on April 22, 1998, to stockholders of record on April 8, 1998.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.


2.  Acquisitions

In February 1998, the Company acquired from SmithKline Beecham plc ("SKB") the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products, including Actal, Breacol, Coracten, Eskornade, Fefol, Gyno-Pevaryl, Maxolan, Nyal, Pevaryl, Ulcerin and Vylcim. The Company received the product rights in exchange for $45,500,000 payable in a combination of $22,500,000 in cash and 821 shares of the Company's Series D Convertible Preferred Stock. Each share of the Series D Convertible Preferred Stock is initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to certain antidilution adjustments. Except under certain circumstances, SKB has agreed not to sell the SKB Shares until November 4, 1999. The Company has agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during a specified period ending in December, 1999 and the then market value of the unsold SKB Shares do not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). Alternatively, SKB is required to pay the Company an amount, in cash or shares of the Company's common stock, to the extent that such proceeds and market value provide SKB with an average per share value in excess of $46.00 per common share (including any dividend paid on the SKB Shares). The Company has also granted SKB certain registration rights covering the common shares issuable upon conversion of the Series D Preferred Stock.

In March 1998, the Company acquired the rights to a portfolio of 32 dermatology products from Laboratorio Pablo Cassara for $22,450,000 in cash. The Company will market the products through its subsidiary, ICN Argentina.

Page 9
                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998
                                   (unaudited)


3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):
                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------

                                                            1998         1997
                                                         ---------    ---------
Income:
     Net income                                          $  33,948    $  22,312
     Dividends and accretion on preferred stock                (34)      (3,309)
                                                         ---------    ---------

     Numerator for basic earnings per share--
       income available to common stockholders              33,914       19,003

     Effect of dilutive securities:
        Convertible debt                                       (73)       1,163
                                                         ---------    ---------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                         $  33,841       20,166
                                                         =========    =========

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                  71,730       51,099

     Effect of dilutive securities:
       Employee stock options                                4,151        1,652
       Series D Preferred Stock                                246           --
       Convertible debt                                        776       10,025
       Other dilutive securities                                --           59
                                                         ---------    ---------

     Dilutive potential common shares                        5,173       11,736
                                                         ---------    ---------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and
       assumed conversions                                  76,903       62,835
                                                         ---------    ---------

Basic earnings per common share                          $     .47    $     .37
                                                         =========    =========

Diluted earnings per common share                        $     .44    $     .32
                                                         =========    =========

Income available to common stockholders, for purposes of computing basic earnings per common share, reflects adjustments for cumulative preferred dividends and, in 1997, an embedded dividend arising from the discounted conversion terms of the Series B Convertible Preferred Stock. The Company's Series B Convertible Preferred Stock is not reflected in the computation of diluted earnings per common share as such securities are antidilutive. In April 1998, all of the remaining outstanding shares of the Company's Series B Preferred Stock were converted into approximately 57,000 shares of the Company's common stock.

Page 10
                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998
                                   (unaudited)


4.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for the reporting and display of comprehensive income. The Company has adopted SFAS No. 130 effective January 1, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities that are currently being presented by the Company as a component of stockholders' equity. SFAS No. 130 does not affect current principles of measurement of revenues and expenses and accordingly the adoption of SFAS No. 130 had no effect on the Company's results of operations or financial position.

There were no reclassification adjustments included in other comprehensive income for the quarters ended March 31, 1998 or 1997. None of the components of other comprehensive income have been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

Accumulated other comprehensive income consists of the following (in thousands):


                                                   March 31,       December 31,
                                                     1998               1997
                                               -------------      ------------

Foreign currency translation adjustments       $     (45,992)     $    (41,384)
Unrealized gains on securities, net                      755                 -
                                               -------------      ------------

Accumulated other comprehensive income         $     (45,237)     $    (41,384)
                                               =============      ============


5.  Detail of Certain Accounts

                                                  March 31,        December 31,
  (in thousands)                                    1998                1997
                                               -------------      ------------

Receivables, net:
 Trade accounts receivable                     $     241,284      $    254,376
 Other receivables                                     4,312            18,118
                                               -------------      ------------
                                                     245,596           272,494
 Allowance for doubtful accounts                     (14,458)          (11,999)
                                               -------------      ------------
                                               $     231,138      $    260,495
                                               =============      ============

Inventories, net:
 Raw materials and supplies                    $      60,657      $     65,937
 Work-in-process                                      19,211            16,745
 Finished goods                                       86,357            75,782
                                               -------------      ------------
                                                     166,225           158,464
 Allowance for inventory obsolescence                (10,475)          (11,476)
                                               -------------      ------------
                                               $     155,750      $    146,988
                                               =============      ============

Property, plant and equipment, net:
 Property, plant and equipment, at cost        $     420,546      $    413,825
 Accumulated depreciation and amortization           (57,970)          (53,112)
                                               -------------      ------------
                                               $     362,576      $    360,713
                                               =============      ============

Page 11
                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998
                                   (unaudited)


6.  Commitments and Contingencies

Litigation: Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware (the "1994 Actions"). Three of these lawsuits were filed by stockholders of SPI and, in one lawsuit, of Viratek against ICN, SPI, Viratek (in the one lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including the Chairman) and purport to be class actions on behalf of all persons who held shares of SPI and Viratek common stock. The fourth lawsuit was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including the Chairman) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. The 1994 Actions have been dormant since their commencement and it is expected that they will be dismissed.

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

PAGE 12
                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998
                                   (unaudited)


7.  Geographic Data

The following table sets forth the amount of net sales and operating income of the Company by geographical areas (includes pharmaceuticals and biomedical operations) for the three months ended March 31, 1998 and 1997 and the identifiable assets of the Company by geographical areas as of March 31, 1998 and December 31, 1997 (in thousands):

                                               Three Months Ended
                                                    March 31,
                                        ------------------------------
                                             1998              1997
                                        ------------       -----------
Net sales:
United States                           $     47,638       $    28,484
Canada                                         5,011             4,996
                                        ------------       -----------
 North America                                52,649            33,480

Latin America (principally Mexico)            17,210            13,441
Western Europe                                13,499            14,269

Yugoslavia                                    73,164            51,022
Russia                                        52,628            26,129
Hungary                                       13,427            15,129
Poland                                         8,755                --
                                        ------------       -----------
 Eastern Europe                              147,974            92,280

Asia, Africa, and Australia                    8,464             5,498
                                        ------------       -----------
 Total                                  $    239,796       $   158,968
                                        ============       ===========

Operating income:
United States                           $     20,183       $     8,375
Canada                                         1,930             1,868
                                        ------------       -----------
 North America                                22,113            10,243

Latin America (principally Mexico)             4,335             2,711
Western Europe                                 1,815             1,184

Yugoslavia                                    25,683            19,307
Russia                                         6,942             6,438
Hungary                                        2,056             3,090
Poland                                         2,626                --
                                        ------------       -----------
 Eastern Europe                               37,307            28,835

Asia, Africa, and Australia                      610               144
Corporate                                    (13,994)           (8,698)
                                        ------------       -----------
 Total                                  $     52,186       $    34,419
                                        ============       ===========

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998
                                   (unaudited)


                                          March 31,       December 31,
                                            1998              1997
                                        ------------      ------------
Identifiable assets:
United States                           $    379,030      $    377,315
Canada                                         9,871            11,282
                                        ------------      ------------
 North America                               388,901           388,597

Latin America (principally Mexico)            32,410            30,191
Western Europe                                49,228            48,086

Yugoslavia                                   464,133           421,731
Russia                                       164,501           145,162
Hungary                                       77,650            79,632
Poland                                        79,915            68,066
                                        ------------      ------------
 Eastern Europe                              786,199           714,591

Asia, Africa, and Australia                   76,714            26,812
Corporate                                    220,245           283,468
                                        ------------      ------------
 Total                                  $  1,553,697      $  1,491,745
                                        ============      ============


8.  ICN Yugoslavia

Business Environment: ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The current economic trend in Yugoslavia is toward unfavorable economic conditions that include continuing liquidity problems, inflation and monetary exposures, potential currency devaluation, price controls, government spending limitations, credit risk, political instability, and potential sanctions. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a material adverse impact on the Company's financial position and results of operations could occur.

Devaluation: On April 1, 1998 the Yugoslavian government devalued the dinar from a rate of 6.0 dinar per U.S. $1 to 10.92 dinar per U.S. $1. At the time of the devaluation the Company's net monetary asset position in Yugoslavia was approximately $33,000,000, resulting in a foreign translation loss of $15,000,000 to be recognized in the second quarter of 1998. In addition to the foreign translation loss, the devaluation will have an impact on future sales and gross profit margins. Typically, sales made subsequent to a devaluation are lower due to higher exchange rates and a lack of immediate price increases. Gross margins will suffer as the cost of sales for sales of goods manufactured prior to the devaluation is recognized at the historic exchange rate. Margins are expected to improve after a devaluation if price increases are obtained and when older, higher-priced inventory is replaced with inventory manufactured after the devaluation.

Recovery from the effects of the devaluation will depend on the approval of new price increases by the Yugoslavian government. Subsequent to the devaluation, the Yugoslavian government has approved minor price increases of approximately 4%. The Company, along with others in the Yugoslavian pharmaceutical industry, has applied to the government for additional price increases in an amount believed to be adequate to make possible a recovery from the effects of the devaluation. However, the Company is unable to predict the size and timing of future price increases that may be allowed by the Yugoslavian government, if any, and the resultant impact on future earnings.

Page 14
                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998
                                   (unaudited)


Credit Risk: The majority of ICN Yugoslavia's domestic sales continue to be to the Yugoslavian government or government-funded entities. During 1997, the Company established credit terms with the Yugoslavian government whereby future receivables are interest-bearing with one year terms and are payable in dinars, but fixed in dollar amounts. At December 31, 1997 the Company had approximately $145,431,000 of notes receivable from the Yugoslavian government under such terms. During 1998, the Company continued to make sales to the Yugoslavian government and government-sponsored entities under similar terms in order to reduce the Company's exposure to losses resulting from exchange rate fluctuations. The outstanding balance of the notes receivable from the Yugoslavian government increased to approximately $177,097,000 at March 31, 1998.


9.  Supplemental Cash Flow Information

In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and during the first quarter of 1998 SFr 14,390,000 principal amount of the New Certificates were exchanged for an aggregate of approximately 306,000 shares of the Company's common stock. Upon the exchange of the New Certificates, marketable securities held in trust for the payment of the New Certificates, having a market value of approximately $11,937,000 at March 31, 1998, became available to the Company. The exchange increased stockholders' equity by $13,734,000 and reduced long-term debt and accrued interest by $1,797,000. In April 1998, an additional SFr 23,280,000 principal amount of the New Certificates were exchanged for approximately 496,000 shares of the Company's common stock and the remainder was redeemed for cash.

In March 1998, ICN Yugoslavia acquired a 33.7% interest in the Dr. Sima Milosevic Institute A.D., a healthcare center in the Republic of Montenegro, from the Yugoslavian government in exchange for 147,000,000 dinars ($24,400,000) of accounts receivable and approximately $1,200,000 in cash. The Company has guaranteed the collection of the accounts receivable given as consideration for the health institute. ICN Yugoslavia also acquired a 15% interest in the financial institution Komercijalna Banka A.D. from the Yugoslavian government in exchange for 28,600,000 dinars ($4,700,000) of accounts receivable.

In January 1997, the Company issued approximately 811,000 shares of common stock as payment of its $10,000,000 obligation under the 1987 class action settlement. Also during the quarter ended March 31, 1997, the Company accrued a first quarter preferred dividend of $692,000 and a first quarter common stock dividend of $2,752,000. The Company also issued approximately 58,000 shares of common stock as payment of a fourth quarter 1996 preferred stock dividend of $750,000.

Cash paid for income taxes for the three months ended March 31, 1998 and 1997 was $4,518,000 and $1,806,000, respectively. Cash paid for interest, net of amounts capitalized, for the three months ended March 31, 1998 and 1997 was $13,807,000 and $608,000, respectively.

Page 15
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Results of Operations

         For financial reporting purposes the Company's operations are divided into two industry segments, the Pharmaceutical segment and the Biomedical segment. Certain financial information for the two industry segments is set forth below.

Net Sales:                                Three Months Ended
                                               March 31,
                                 ------------------------------------
(in thousands)                         1998                  1997
                                 ---------------       --------------

Pharmaceutical                   $       223,304       $      140,216
Biomedical                                16,492               18,752
                                 ---------------       --------------
Total Company                    $       239,796       $      158,968
                                 ===============       ==============


Net Sales: The growth in pharmaceutical net sales of $83,088,000 or 59% for the three months ended March 31, 1998 compared to the same period of 1997 principally resulted from the acquisition of the rights to certain products from
F. Hoffmann-La Roche Ltd. ("Roche") and the acquisition of 3 pharmaceutical companies in Eastern Europe, each subsequent to March 31, 1997, as well as growth in the Company's Eastern Europe and Latin America base business.

Pharmaceutical net sales in Eastern Europe were $147,974,000 for the three months ended March 31, 1998 compared to $92,280,000 for the same period in 1997, an increase of $55,694,000 or 60%. The sales increase reflects $29,030,000 of growth in the Company's base business, including a $22,142,000 or 43% increase in net sales in Yugoslavia, principally due to increased volume. In Russia, sales increased by $8,590,000 or 33%, excluding growth from the 1997 acquisitions, due to increased volume and, to a lesser extent, to price increases. These amounts were partially offset by lower sales at Alkaloida in Hungary, where the Company experienced competitive pricing pressures and unfavorable currency exchange fluctuations. The growth in net sales for Eastern Europe also reflects additional sales of $26,664,000 resulting from the Company's acquisition of Polfa Rzeszow, S.A. in Poland and the Company's acquisition of Marbiopharm and AO Tomsk Chemical Pharmaceutical Plant in Russia, each subsequent to the quarter ended March 31, 1997.

Pharmaceutical net sales in North America were $43,434,000 for the three months ended March 31, 1998 compared to $22,276,000 for the same period in 1997. The $21,158,000 or 95% increase in net sales is primarily the result of the Company's acquisition of the rights to certain products from Roche in the third and fourth quarters of 1997. These products generated sales of $25,688,000 in the first quarter of 1998. This was partially offset by lower sales of certain dermatological products. Sales of Virazole(R) in North America increased to $1,262,000 compared to $209,000 in the first quarter of 1997. Virazole(R) is used in aerosol form to treat infants hospitalized with respiratory infection caused by respiratory syncytial virus ("RSV") and is the only antiviral therapeutic for this infection. Sales of Virazole(R) were adversely impacted in the first quarter of 1997 by increased wholesale inventory levels that developed early in the 1995/1996 season, along with continuing trends in the industry toward cost containment.

Sales of Virazole(R) may have been (and may continue to be) affected by a January 1996 change in the American Academy of Pediatrics guidelines for the use of Virazole(R) in RSV from "should be used" to "may be considered". Future sales may also be impacted by a recently-approved product designed to prevent RSV. As RSV is a seasonal disease, Virazole(R) sales from year to year are subject to the incidence and severity of the disease, which cannot be predicted with certainty.

Pharmaceutical net sales in Latin America were $16,956,000 for the three months ended March 31, 1998 compared to $12,805,000 for the same period in 1997. This increase in net sales of $4,151,000 or 32% is primarily due to price increases and increased unit volume, partially offset by unfavorable currency exchange fluctuations.

Page 16
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Pharmaceutical net sales in Western Europe were $8,140,000 for the three months ended March 31, 1998 compared to $8,762,000 for the same period in 1997. This decrease in net sales of $622,000 or 7% is primarily due to unfavorable currency exchange fluctuations, partially offset by increased unit volumes in Holland.

Pharmaceutical net sales in Asia, Africa and Australia were $6,800,000 for the three months ended March 31, 1998 compared to $4,093,000 for the same period in 1997. This increase of $2,707,000 or 66% is primarily due to the 1998 acquisition of the rights to 39 prescription and over-the-counter pharmaceutical products from SKB, which generated sales of $3,115,000 in 1998, partially offset by lower sales volume in other products.

Biomedical segment net sales for the three months ended March 31, 1998 were $16,492,000 compared to $18,752,000 for the same period of 1997. The decrease in net sales of $2,260,000 or 12% is due to the 1997 net sales including dosimetry products shipments made to fulfill higher than normal order backlog which existed at the beginning of the 1997 first quarter. Net sales for 1998 were also affected by lower unit sales volume in certain diagnostics product lines.

Gross Profit: Gross profit as a percentage of sales was 55% for the three months ended March 31, 1998 compared to 53% for the same period in 1997. The Company's Russian operations (exclusive of the 1997 acquisitions) were the largest contributor to the improvement, achieving a gross profit margin of 47% in the first quarter of 1998, compared to 41% in the same period of 1997. Alkaloida also achieved an improved gross profit margin of 47%, compared to 35% in the first quarter of 1997 and Polfa Rzeszow, S.A., the Company's recently-acquired subsidiary in Poland, achieved a gross profit margin of 65%. These increases were partially offset by lower margins on sales at the Company's recently-acquired subsidiaries AO Tomsk and Marbiopharm in Russia. In North America, the Company achieved a gross profit margin of 78% compared to 81% in 1997, due to increased sales of the products recently acquired from Roche, which generally yield a slightly lower gross profit.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $74,137,000 or 31% of sales for the three months ended March 31, 1998, compared to $45,435,000 or 29% of sales for the same period in 1997, an increase of $28,702,000. The Company's acquisition of three pharmaceutical companies in Eastern Europe and the acquisition of product rights from Roche and SKB (all subsequent to March 31, 1997) generated additional expenses of $12,210,000, of which approximately $2,844,000 represents increased amortization of goodwill and purchased intangibles. In addition, the ongoing development of the sales, marketing, and administrative functions at the Company's Eastern European headquarters in Moscow, Russia resulted in additional expenses of $4,141,000. Other increases in selling, general and administrative costs reflect increased expenditures, primarily in Eastern Europe and at the United States corporate offices, to support the Company's recent acquisitions and the increased sales volume in the base business.

Research and Development: Research and development expenditures for the quarter were $5,504,000, an increase of $1,194,000 or 28%. The increase reflects the Company's continued investment in the development of new products, primarily at its facilities in the United States and Eastern Europe.

Translation and Exchange Gains and Losses, Net: Foreign exchange losses, net, were $5,428,000 for the three months ended March 31, 1998 compared to $3,995,000 for the same period in 1997. In the first quarter of 1998, translation losses included $3,960,000 of translation losses related to ICN Yugoslavia's net monetary asset position and $1,588,000 related to the net monetary asset position of the Company's Russian subsidiaries, partially offset by gains of $167,000 related to the Company's foreign-denominated debt. In the first quarter of 1997, the Company's translation losses included $4,635,000 related to ICN Yugoslavia's net monetary asset position, partially offset by gains of $1,427,000 related to the Company's foreign-denominated debt.

Page 17
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Interest Income and Expense: Interest expense during the three months ended March 31, 1998 increased $2,655,000 compared to the same period in 1997, primarily due to interest expense on the Company's $275,000,000 9-1/4% Senior Notes due 2005, issued in August 1997. Interest on the 9-1/4% Senior Notes was partially offset by interest savings resulting from the 1997 conversion of certain long-term debt to common stock and increased capitalization of interest costs related to plant construction at ICN Yugoslavia. During the three months ended March 31, 1998, the Company capitalized interest of $1,718,000 compared to $1,225,000 in the same period of 1997. Interest income increased to $4,973,000 in 1998 from $539,000 in 1997 due to the investment of a significant portion of the proceeds of the $275,000,000 Senior Notes.

Income Taxes: The Company's provision for income taxes was $3,384,000 in the first quarter of 1998, compared to a tax benefit of $196,000 in the same period of 1997. The Company operates in many regions where the tax rate is low or where it benefits from tax exemptions. The increase in the Company's first quarter 1998 provision for income taxes reflects additional income resulting from the acquisition of Polfa Rzeszow, S.A. in Poland and the Company's acquisition of Marbiopharm and AO Tomsk Chemical Pharmaceutical Plant in Russia, each subsequent to the quarter ended March 31, 1997. Additionally, net sales in North America and Latin America increased in the first quarter of 1998 compared to 1997, resulting in an increased provision for income taxes. In the first quarter of 1997, the Company benefited from the favorable resolution of a $1,255,000 tax liability and the recognition of approximately $500,000 of deferred tax assets in Spain.

Liquidity and Capital Resources

During the three months ended March 31, 1998, cash used in operating activities totaled $17,042,000. Operating cash flows reflected the Company's net income of $33,948,000 and net noncash charges (principally depreciation, minority interest, and foreign exchange gains and losses) of $25,873,000, offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $76,863,000. The working capital increases are principally related to increases in accounts and notes receivable, especially at ICN Yugoslavia. The collection period of receivables for ICN Yugoslavia continues to be affected by the lack of availability of dinars in Yugoslavia. As of December 31, 1997, the Company had approximately $145,431,000 of notes receivable from the Yugoslavian government payable in dinars, but fixed in dollar amounts. During 1998, the Company continued to make sales to the Yugoslavian government and government-sponsored entities under similar note receivable terms in order to reduce the Company's exposure to losses resulting from exchange rate fluctuations. The outstanding balance of the notes receivable from the Yugoslavian government has increased to approximately $177,097,000 at March 31, 1998. See expanded discussion below regarding liquidity at ICN Yugoslavia. The Company's inventories increased by approximately $9,608,000, primarily to support increased sales volume in the Company's Eastern European operations and a build-up of inventories of recently-acquired products. Prepaid expenses and other assets increased approximately $24,000,000, primarily due to vendor prepayments made in Yugoslavia to reduce the Company's exposure to exchange rate fluctuations. A decrease in trade payables and accrued liabilities of $9,120,000 and other working capital changes also required cash.

Cash used in investing activities of $64,023,000 for the three months ended March 31, 1998 includes $44,979,000 paid for the acquisition of the rights to certain products from SKB and from Laboratorios Pablo Cassara. In addition, the Company made capital expenditures of $19,303,000, continuing its plant expansion efforts. These amounts were partially offset by proceeds from the sale of fixed assets of $259,000.

Cash used in financing activities totaled $517,000 during the first quarter of 1998. The Company made principal payments on long-term debt of $3,494,000 and paid dividends of $3,806,000. The dividend payments reflect higher levels of shares outstanding and a 12.5% increase in the per share dividend from the same period in 1997. These amounts were partially offset by proceeds of $4,299,000 related to the shares issued in the Company's acquisition of certain product rights from Roche in 1997; under the purchase agreement, the Company was entitled to a portion of the proceeds realized by Roche from the sale of the shares in excess of a specified price. Other sources of cash included long-term borrowings of $1,596,000 and net short-term borrowings of $66,000, made for working capital purposes. The Company also received proceeds of $822,000 from the exercise of employee stock options.

Page 18
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and, through April 1998, SFr 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock. The remaining SFr 200,000 principal amount of the New Certificates was redeemed for cash. Upon the exchange of the New Certificates, marketable securities held in trust for the payment of the New Certificates, having a market value of approximately $23,300,000, became available to the Company.

In March 1998, the Company's Board of Directors declared a first quarter cash dividend of $.06 per share payable on April 22, 1998 to shareholders of record on April 8, 1998.

Demands on Liquidity: The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents and marketable securities at March 31, 1998 totaled $140,219,000 compared to $209,896,000 at December 31, 1997. Working capital at March 31, 1998 is $560,832,000 compared to $585,606,000 at December 31, 1997, primarily due to cash payments of approximately $45,000,000 for the acquisition of product rights. Certain of the lines of credit and long term borrowings include covenants restricting the payment of dividends, the issuance of new indebtedness, and the repurchase of the Company's common stock and requiring the maintenance of certain financial ratios. Management believes that funds generated from operations will be sufficient to meet its normal operating requirements and to fund capital expenditures estimated at $116,300,000 for 1998. Also, if the historic rate of growth in Eastern Europe continues, these operations will require increasing levels of working capital and funds for additional facilities or upgrading of existing facilities. In connection with a recent acquisition, the Company has guaranteed the collection of certain accounts receivable and could potentially be required to pay up to 147,000,000 dinars in the event that any such accounts are ultimately uncollectible. The Company also has several preliminary acquisition prospects that may require significant funds in 1998. Management believes that the Company's existing cash and cash equivalents and its marketable securities along with funds generated from operations will be sufficient to meet these liquidity requirements and to fund anticipated acquisitions. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.


ICN Yugoslavia

ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The current economic trend in Yugoslavia is toward unfavorable economic conditions including continuing liquidity problems, inflation and monetary exposures, potential currency devaluation, price controls, government spending limitations, credit risk, political instability, and potential sanctions. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate to the point that a material adverse impact on the Company's financial position and results of operations could occur.

Yugoslavia is subject to political instability. The elections that took place in 1997 have not resulted in a change of political leadership that would provide a foundation for significant economic reforms. The Federal Republic of Yugoslavia is comprised of two states, Serbia and the much smaller state of Montenegro. Within Yugoslavia there exist political dissension and unrest. The state of Montenegro has been active in seeking greater autonomy from Serbia. Additionally, in the Serbian province of Kosovo ethnic Albanians are also seeking independence from Serbia. Recent armed conflicts in Kosovo between ethnic Albanians and Serbian forces have contributed to increased instability in the Balkans.

The international Contact Group of five nations which was created by the Dayton peace accords to monitor the situation in the Balkans has recommended the imposition of additional economic sanctions against Yugoslavia if progress is not made in solving the situation in Kosovo. Imposition of additional sanctions could worsen the economic conditions in Yugoslavia which may result in a material adverse impact on the Company's financial position and results of operations.

Page 19
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


On April 1, 1998, the Yugoslavian  government  devalued the dinar from a rate of
6.0 dinar per U.S. $1 to 10.92 dinar per U.S. $1. At the time of the devaluation the Company's net monetary asset position in Yugoslavia was approximately $33,000,000, resulting in a foreign translation loss of $15,000,000 to be recognized in the second quarter of 1998. In addition to the foreign translation loss, the devaluation will have an impact on future sales and gross profit margins. Typically, sales made subsequent to a devaluation are lower due to higher exchange rates and a lack of immediate price increases. Gross margins will suffer as the cost of sales for sales of goods manufactured prior to the devaluation is recognized at the historic exchange rate. Margins are expected to improve after a devaluation if price increases are obtained and when older, higher-priced inventory is replaced with inventory manufactured after the devaluation.

Recovery from the effects of the devaluation will depend on the approval of new price increases by the Yugoslavian government. Subsequent to the devaluation, the Yugoslavian government has approved minor price increases of approximately 4%. The Company, along with others in the Yugoslavian pharmaceutical industry, has applied to the government for additional price increases in an amount believed to be adequate to make possible a recovery from the effects of the devaluation. However, the Company is unable to predict the size and timing of future price increases that may be allowed by the Yugoslavian government, if any, and the resultant impact on future earnings.


NEW ACCOUNTING PRONOUNCEMENTS

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


THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the factors affecting the Company's financial condition or results of operations, liquidity in Yugoslavia, management of monetary exposure, economic conditions in Yugoslavia, credit policies in Yugoslavia, and trends in financial results. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward looking statements. Such factors are discussed in this Form 10-Q and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Yugoslavia, Eastern Europe, Russia and China in light of the unstable economies, political and regulatory conditions in such regions; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to Virazole(R), and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits pending against the Company; the Company's dependence on its management, including Milan Panic, its Chairman and Chief Executive Officer; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries), and competition.

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Condensed Financial Statements



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         15.1            Review Report of Independent Accountants
         15.2            Awareness Letter of Independent Accountants
         27.1            Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  May 15, 1998           /s/ Milan Panic
                              -------------------------------------
                              Milan Panic
                              Chairman of the Board and Chief Executive Officer



Date:  May 15, 1998           /s/ John E. Giordani
                              -------------------------------------
                              John E. Giordani
                              Executive Vice President, Chief Financial Officer
                                and Corporate Controller

                                  EXHIBIT INDEX



Exhibit                                                                 Page No.
-------                                                                 --------


   15.1           Review Report of Independent Accountants                   23

   15.2           Awareness Letter of Independent Accountants                24

   27.1           Financial Data Schedule                                    25