Form 10-Q
period 1998-06-30
ICN PHARMACEUTICALS INC
filed 1998-08-14
CIK 930184

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

                  For the quarterly period ended June 30, 1998

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

          The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of August 10, 1998 was 73,760,104.


--------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

  Consolidated Condensed Balance Sheets - June 30, 1998 and December 31, 1997           3

  Consolidated Condensed Statements of Income - Three months and six months
    ended June 30, 1998 and 1997                                                        4

  Consolidated Condensed Statements of Comprehensive Income - Three months
    and six months ended June 30, 1998 and 1997                                         5

  Consolidated Condensed Statements of Cash Flows - Six months ended June 30
    1998 and 1997                                                                       6

  Management's Statement Regarding Unaudited Financial Statements                       7

  Notes to Consolidated Condensed Financial Statements                                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                         16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             24

Item 4.  Submission of Matters to a Vote of Security Holders                           24

Item 6.  Exhibits and Reports on Form 8-K                                              24



SIGNATURES                                                                             25


Page 3
                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                (unaudited, in thousands, except per share data)

                                                                              June 30,        December 31,
                                                                                1998              1997
                                                                          --------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                               $       90,983      $   209,896
  Receivables, net                                                               293,241          260,495
  Notes receivable, net                                                           25,000          145,431
  Inventories, net                                                               157,517          146,988
  Prepaid expenses and other current assets                                       34,529           23,941
                                                                          --------------      -----------
       Total current assets                                                      601,270          786,751

Property, plant and equipment, net                                               370,013          360,713
Deferred income taxes, net                                                        70,615           69,710
Other assets                                                                      92,810           47,978
Goodwill and intangibles, net                                                    292,923          226,593
                                                                          --------------      -----------
                                                                          $    1,427,631      $ 1,491,745
                                                                          ==============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade payables                                                          $       98,309      $    96,437
  Accrued liabilities                                                             66,886           67,883
  Notes payable                                                                   13,780           13,759
  Current portion of long-term debt                                               12,000           19,359
  Income taxes payable                                                             5,392            3,707
                                                                          --------------      -----------
       Total current liabilities                                                 196,367          201,145

Long-term debt, less current portion                                             316,254          315,088
Deferred license and royalty income                                                8,679           12,449
Other liabilities                                                                 24,722           24,658
Minority interest                                                                104,620          142,077

Commitments and contingencies

Stockholders' Equity:
  Preferred stock,  $.01 par value;  10,000  shares  authorized;  -0-
       and 2 shares Series B and 1 and -0- shares Series D issued and outstanding at June 30, 1998 and December 31, 1997, respectively
       ($22,988 liquidation preference at June 30, 1998)                               1                1
  Common stock, $.01 par value; 200,000 shares authorized;
       73,167 and 71,432 shares outstanding at June 30, 1998
       and December 31, 1997, respectively                                           731              714
  Additional capital                                                             826,435          766,868
  Retained earnings (deficit)                                                     (2,165)          70,129
  Accumulated other comprehensive income                                         (48,013)         (41,384)
                                                                          --------------      -----------
       Total stockholders' equity                                                776,989          796,328
                                                                          --------------      -----------
                                                                          $    1,427,631      $ 1,491,745
                                                                          ==============      ===========



       The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 4
                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    For the three months and six months ended
                             June 30, 1998 and 1997
                (unaudited, in thousands, except per share data)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                   ------------------------       -----------------------
                                                       1998         1997             1998         1997
                                                   ----------    ----------       ----------   ----------
Revenues:
  Product sales                                    $  213,891    $  160,229       $  453,687   $  319,197
  Royalties                                            19,052            --           20,052           --
                                                   ----------    ----------       ----------   ----------
       Total revenues                                 232,943       160,229          473,739      319,197

Costs and expenses:
  Cost of product sales                                99,644        75,957          207,613      150,761
  Selling, general and administrative expenses         72,489        65,747          147,626      111,182
  Research and development costs                        5,997         4,610           11,501        8,920
  Provision at ICN Yugoslavia (Note 8)                165,646            --          165,646           --
                                                   ----------    ----------       ----------   ----------

       Total expenses                                 343,776       146,314          532,386      270,863
                                                   ----------    ----------       ----------   ----------

       Income (loss) from operations                 (110,833)       13,915          (58,647)      48,334

Translation and exchange losses, net                   19,296         1,715           24,724        5,710
Interest income                                        (2,250)       (2,924)          (7,223)      (3,463)
Interest expense                                        5,194         3,423           11,808        7,382
                                                   ----------    ----------       ----------   ----------

Income (loss) before provision (benefit)
  for income taxes and minority interest             (133,073)       11,701          (87,956)      38,705

Provision (benefit) for income taxes                    6,603       (11,594)           9,987      (11,790)
Minority interest                                     (42,178)        2,027          (34,393)       6,915
                                                   ----------    ----------       ----------   ----------

    Net income (loss)                              $  (97,498)   $   21,268       $  (63,550)  $   43,580
                                                   ==========    ==========       ==========   ==========

  Basic earnings (loss) per common share           $    (1.34)   $     0.38       $    (0.88)  $     0.76
                                                   ==========    ==========       ==========   ==========

  Shares used in per share computation                 72,813        51,984           72,274       50,985
                                                   ==========    ==========       ==========   ==========

  Diluted earnings (loss) per common share         $    (1.34)   $     0.34       $    (0.88)  $     0.66
                                                   ==========    ==========       ==========   ==========
  Shares used in per share computation                 72,813        64,361           72,274       63,494
                                                   ==========    ==========       ==========   ==========








         The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 5
                            ICN PHARMACEUTICALS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE
              INCOME For the three months and six months ended June
                                30, 1998 and 1997
                            (unaudited, in thousands)


                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                       -------------------------    -------------------------
                                                           1998         1997            1998         1997
                                                       -----------   -----------    -----------    ----------

Net income (loss)                                      $   (97,498)  $    21,268    $   (63,550)   $   43,580

Other comprehensive income:
   Foreign currency translation adjustments                 (2,021)       (4,851)        (6,629)       (9,057)

   Unrealized gains on marketable securities:
     Unrealized holding gains arising during period          1,238            --          1,993            --
     Reclassification adjustment for gains
      included in net income                                (1,993)           --         (1,993)           --
                                                       -----------   -----------    -----------    ----------
     Net unrealized gains                                     (755)           --             --            --
                                                       -----------   -----------    -----------    ----------

Other comprehensive income                                  (2,776)       (4,851)        (6,629)       (9,057)
                                                       -----------   -----------    -----------    ----------

Comprehensive income (loss)                            $  (100,274)  $    16,417    $   (70,179)   $   34,523
                                                       ===========   ===========    ===========    ==========






























         The accompanying notes are an integral part of these consolidated condensed financial statements.

Page 6
                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                            (unaudited, in thousands)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ---------------------------
                                                                               1998             1997
                                                                            -----------      ----------
Cash flows from operating activities:
  Net income (loss)                                                         $   (63,550)     $   43,580
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                              22,664          10,765
      Provision at ICN Yugoslavia (Note 8)                                      173,440              --
      Provision for losses on accounts receivable                                 4,778           1,586
      Provision for inventory obsolescence                                         (840)             --
      Translation and exchange losses, net                                       24,724           5,710
      Other noncash items                                                          (903)         12,000
      Deferred income                                                            (6,246)            666
      Loss on sale of fixed assets                                                   72             174
      Deferred income taxes                                                        (905)        (21,515)
      Minority interest                                                         (34,393)          6,915
  Change in assets and liabilities, net of effects of acquired companies:
      Accounts and notes receivable                                            (108,200)        (61,291)
      Inventories                                                               (15,450)         (1,224)
      Prepaid expenses and other assets                                         (26,416)           (722)
      Trade payables and accrued liabilities                                     (1,358)         10,464
      Income taxes payable                                                        1,714             161
      Other liabilities                                                           1,404           5,467
                                                                            -----------      ----------
              Net cash provided by (used in) operating activities               (29,465)         12,736
                                                                            -----------      ----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities                                    22,958              --
  Proceeds from sale of fixed assets                                                209           1,821
  Capital expenditures                                                          (46,983)        (10,861)
  Acquisition of product rights and businesses                                  (62,589)        (11,334)
                                                                            -----------      ----------
              Net cash used in investing activities                             (86,405)        (20,374)
                                                                            -----------      ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                       14,945          24,029
  Proceeds from exercise of stock options                                         5,867           4,930
  Proceeds from issuance of stock                                                 4,299              --
  Payments on long-term debt                                                    (18,677)        (10,741)
  Net decrease in notes payable                                                    (194)         (1,988)
  Dividends paid                                                                 (8,111)         (5,615)
                                                                            -----------      ----------
              Net cash provided by (used in) financing activities                (1,871)         10,615
                                                                            -----------      ----------
Effect of exchange rate changes on cash and cash equivalents                     (1,172)           (374)
                                                                            -----------      ----------
Net increase (decrease) in cash and cash equivalents                           (118,913)          2,603
Cash and cash equivalents at beginning of period                                209,896          39,366
                                                                            -----------      ----------
Cash and cash equivalents at end of period                                  $    90,983      $   41,969
                                                                            ===========      ==========

         The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments and, with respect to ICN Yugoslavia, a provision for anticipated losses) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)


1.  Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and Subsidiaries (the "Company") and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies, where the Company exercises significant influence over operating and financial affairs, are included under the equity method. Investments in less than 20% owned companies are recorded at cost. All significant intercompany account balances and transactions have been eliminated.

Per Share Information: Earnings per share have been restated to reflect the fourth quarter 1997 adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Common share and per common share amounts for all periods presented have also been restated to reflect a three-for-two stock split (in the form of a dividend), which became effective March 16, 1998.

In March 1998, the Company's Board of Directors declared a first quarter cash dividend of $0.06 per share, payable on April 22, 1998, to stockholders of record on April 8, 1998. In June 1998, the Company's Board of Directors declared a second quarter cash dividend of $0.06 per share, payable on July 22, 1998, to stockholders of record on July 8, 1998.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.


2.  Acquisitions

Acquired Product Rights - In February 1998, the Company acquired from SmithKline Beecham plc ("SKB") the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products, including Actal, Breacol, Coracten, Eskornade, Fefol, Gyno-Pevaryl, Maxolan, Nyal, Pevaryl, Ulcerin and Vylcim. The Company received the product rights in exchange for $45,500,000 payable in a combination of $22,500,000 in cash and 821 shares of the Company's Series D Convertible Preferred Stock. Each share of the Series D Convertible Preferred Stock is initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to certain antidilution adjustments. Except under certain circumstances, SKB has agreed not to sell the SKB Shares until November 4, 1999. The Company has agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during a specified period ending in December 1999 and the then market value of the unsold SKB Shares do not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). Alternatively, SKB is required to pay the Company an amount, in cash or shares of the Company's common stock, to the extent that such proceeds and market value provide SKB with an average per share value in excess of $46.00 per common share (including any dividend paid on the SKB Shares). The Company has also granted SKB certain registration rights covering the common shares issuable upon conversion of the Series D Preferred Stock.

In March 1998, the Company acquired the rights to a portfolio of 32 dermatology products from Laboratorio Pablo Cassara ("Cassara") for $22,450,000 in cash. The Company will market the products through its subsidiary, ICN Argentina.

Page 9
                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998
                                   (unaudited)


Vyzkumny Ustav Antibiotic a Biotransformacii - In June 1998, the Company agreed to acquire Vyzkumny Ustav Antibiotic a Biotransformacii ("VUAB"), a pharmaceutical manufacturing and research facility located in a suburb of Prague in the Czech Republic, for approximately $18,600,000 in cash. VUAB produces and sells pharmaceutical products in finished forms, principally injectable antibiotics and infusion solutions, and pharmaceutical raw materials. The acquisition is expected to be completed in the third quarter of 1998 and will be accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill and will be amortized on a straight-line basis over 20 years. The purchase price allocation is pending appraisals, evaluations, and other studies of the fair value of the assets and liabilities acquired. The acquisition is not material to the financial position or results of operations of the Company.


3.  Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands, except per share data):

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   --------------------------      ----------------------
                                                      1998            1997            1998        1997
                                                   ----------     -----------      ----------   ---------
Income:
     Net income (loss)                             $  (97,498)    $    21,268      $  (63,550)  $  43,580

     Dividends and accretion on preferred stock            --          (1,650)            (34)     (4,959)
                                                   ----------     -----------      ----------   ---------

     Numerator for basic earnings per share--
       income available to common stockholders        (97,498)         19,618         (63,584)     38,621

     Effect of dilutive securities:
        Convertible debt                                   --           2,065              --       3,226
                                                   ----------     -----------      ----------   ---------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                   $  (97,498)    $    21,683      $  (63,584)  $  41,847
                                                   ----------     -----------      ----------   ---------

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding             72,813          51,984          72,274      50,985

     Effect of dilutive securities:
       Employee stock options                              --           1,389              --       1,521
       Convertible debt                                    --          10,901              --      10,901
       Other dilutive securities                           --              87              --          87
                                                   ----------     -----------      ----------   ---------

     Dilutive potential common shares                      --          12,377              --      12,509
                                                   ----------     -----------      ----------   ---------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and
       assumed conversions                             72,813          64,361          72,274      63,494
                                                   ==========     ===========      ==========   =========
Basic earnings (loss) per common share             $    (1.34)    $      0.38      $    (0.88)  $    0.76
                                                   ==========     ===========      ==========   =========

Diluted earnings (loss) per common share           $    (1.34)    $      0.34      $    (0.88)  $    0.66
                                                   ==========     ===========      ==========   =========

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998
                                   (unaudited)


Income available to common stockholders, for purposes of computing basic earnings per common share, includes adjustments for preferred dividends and, in 1997, an embedded dividend arising from the discounted conversion terms of the Series B Convertible Preferred Stock. For the three months and six months ended June 30, 1998, the Company's stock options, preferred stock, and convertible debt are not included in the computation of diluted earnings per share as such securities are antidilutive. For all periods presented, the Company's Series B Convertible Preferred Stock is not reflected in the computation of diluted earnings per common share as such securities are antidilutive. In April 1998, all of the remaining outstanding shares of the Company's Series B Preferred Stock were converted into approximately 57,000 shares of the Company's common stock.


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

The balance of accumulated other comprehensive income at June 30, 1998 and December 31, 1997 consists of accumulated foreign currency translation adjustments. Such amounts are not recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.


5.  Detail of Certain Accounts

                                                    June 30,     December 31,
  (in thousands)                                      1998           1997
                                                 -----------     ------------
Receivables, net:
  Trade accounts receivable                      $   309,505     $    254,376
  Other receivables                                   11,476           18,118
                                                 -----------     ------------
                                                     320,981          272,494
  Allowance for doubtful accounts                    (27,740)         (11,999)
                                                 -----------     ------------
                                                 $   293,241     $    260,495
                                                 ===========     ============
Inventories, net:
  Raw materials and supplies                     $    62,386     $     65,937
  Work-in-process                                     18,543           16,745
  Finished goods                                      87,943           75,782
                                                 -----------     ------------
                                                     168,872          158,464
  Allowance for inventory obsolescence               (11,355)         (11,476)
                                                 -----------     ------------
                                                 $   157,517     $    146,988
                                                 ===========     ============
Property, plant and equipment, net:
  Property, plant and equipment, at cost         $   431,755     $    413,825
  Accumulated depreciation and amortization          (61,742)         (53,112)
                                                 -----------     ------------
                                                 $   370,013     $    360,713
                                                 ===========     ============

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998
                                   (unaudited)


6.  Commitments and Contingencies

Litigation: Four lawsuits have been filed with respect to the Merger in the Court of Chancery in the State of Delaware (the "1994 Actions"). Three of these lawsuits were filed by stockholders of SPI and, in one lawsuit, of Viratek against ICN, SPI, Viratek (in the one lawsuit) and certain directors and officers of ICN, SPI and/or Viratek (including the Chairman) and purport to be class actions on behalf of all persons who held shares of SPI and Viratek common stock. The fourth lawsuit was filed by a stockholder of Viratek against ICN, Viratek and certain directors and officers of ICN, SPI and Viratek (including the Chairman) and purports to be a class action on behalf of all persons who held shares of Viratek common stock. These suits allege that the consideration provided to the public stockholders of SPI and/or Viratek in the Merger was unfair and inadequate, and that the defendants breached their fiduciary duties in approving the Merger and otherwise. Stipulations of dismissal without prejudice were recently filed in connection with the 1994 Actions and those actions are now at an end.

Investigations:  Pursuant  to  an  Order  Directing  Private  Investigation  and
Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the United States Securities and Exchange Commission (the "Commission") with respect to certain matters pertaining to the status and disposition of the 1994 Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period from June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN securities, engaged in possible violations of Section 17(a) of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act") and Rule l0b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the 1994 Hepatitis C NDA; (ii) purchased or sold common stock while in possession of material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA, to other persons who may have purchased or sold common stock. The Company has cooperated and continues to cooperate with the Commission in its investigation. On January 13, 1998, ICN received a letter from the Commission's Philadelphia District Office (the "District Office") stating the District Office's intention to recommend to the Commission that it authorize the institution of a civil action against the Company, Milan Panic, Chairman and Chief Executive Officer of the Company, and a former senior executive of the Company. As set forth in the letter, the District Office seeks the authority to commence a civil action to enjoin the Company from future violations of Section 10(b) of the Exchange Act and Rule l0b-5 thereunder and to impose a civil penalty of up to $500,000 on ICN. In regard to Mr. Panic, the District Office seeks the authority to commence a civil action: (i) to enjoin Mr. Panic from future violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; (ii) for disgorgement of approximately $390,000; (iii) for prejudgment interest; (iv) for a civil penalty pursuant to Section 21A of the Exchange Act that cannot exceed three times any amount disgorged; and (v) for an order barring Mr. Panic from serving as an officer or director of a public company pursuant to Section 21 of the Exchange Act. On January 30, 1998, the Company filed submissions with the Commission urging that it reject the District Office's request. In the event that the Commission grants the District Office's request, a civil action could be commenced at any time.

The Company has received subpoenas (the "Subpoenas") from a Grand Jury in the United States District Court, Central District of California requesting the production of documents covering a broad range of matters over various time periods. In March 1998, the Company was advised that the office of the United States Attorney for the Central District of California is considering the
Company, Mr. Panic and a former officer of the Company targets of the investigation. The Company was also advised that two senior executive officers of the Company, a former officer of the Company and a current employee of the Company are considered subjects of the investigation. The United States Attorney's office has advised counsel for the Company that the areas of its investigation include disclosures made and not made concerning the 1994 Hepatitis C NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998
                                   (unaudited)


the 1994 Hepatitis C NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. Panic of stock belonging to ICN employees; and, with respect to Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. The Company has and continues to cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation. Recently, the United States Attorney's office issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former employees testified before the Grand Jury beginning in July 1998.

The ultimate outcome of the Commission and Grand Jury investigations cannot be predicted and any unfavorable outcome could have a material adverse effect on the Company.

The Company is a party to a number of other pending or threatened lawsuits. In the opinion of management, the ultimate resolution of these other matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.


7.  Geographic Data

The  following  tables set forth the amount of  revenues  and  operating  income
(loss) of the Company by geographic area for the three and six months ended June 30, 1998 and 1997 and the identifiable assets of the Company by geographic area as of June 30, 1998 and December 31, 1997 (in thousands):

                                            Three Months Ended             Six Months Ended
                                                  June 30,                    June 30,
                                         ------------------------     ------------------------
                                              1998         1997          1998          1997
                                         ----------    ----------     ----------    ----------
Revenues:
United States                            $   73,936    $   30,755     $  122,574    $   59,239
Canada                                        4,459         5,134          9,470        10,130
                                         ----------    ----------     ----------    ----------
   North America                             78,395        35,889        132,044        69,369

Latin America (principally Mexico)           20,202        14,400         37,412        27,841
Western Europe                               12,914        14,541         26,413        28,810

Yugoslavia                                   41,564        47,086        114,728        98,108
Russia                                       44,325        28,079         96,953        54,208
Hungary                                      14,721        14,520         28,148        29,649
Poland                                        8,776            --         17,531            --
                                         ----------    ----------     ----------    ----------
   Eastern Europe                           109,386        89,685        257,360       181,965

Asia, Africa, and Australia                  12,046         5,714         20,510        11,212
                                         ----------    ----------     ----------    ----------
    Total                                $  232,943    $  160,229     $  473,739    $  319,197
                                         ==========    ==========     ==========    ==========


                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998
                                   (unaudited)

                                               Three Months Ended               Six Months Ended
                                                    June 30,                        June 30,
                                         ----------------------------      ------------------------
                                              1998             1997           1998          1997
                                         -----------      -----------      -----------   ----------

Operating income (loss):
United States                            $    43,062       $   12,215       $   64,245    $  20,217
Canada                                         1,200            1,546            3,131        3,414
                                         -----------      -----------      -----------   ----------
     North America                            44,262           13,761           67,376       23,631

Latin America (principally Mexico)             6,454            3,378           10,789        6,089
Western Europe                                   577            1,011            2,388        2,195

Yugoslavia                                  (161,555)(1)       13,275         (135,872)(1)   32,582
Russia                                         5,593            4,254           12,535       10,692
Hungary                                        4,178            1,696            6,234        4,786
Poland                                         1,581               --            4,209           --
                                         -----------      -----------      -----------   ----------
     Eastern Europe                         (150,203)          19,225         (112,894)      48,060

Asia, Africa, and Australia                    1,699              (29)           2,309          115
Corporate                                    (13,622)         (23,431)(2)      (28,615)     (31,756)(2)
                                         -----------      -----------      -----------   ----------
     Total                               $  (110,833)     $    13,915      $   (58,647)  $   48,334
                                         ===========      ===========      ===========   ==========



(1) Includes $169,313,000 provision at ICN Yugoslavia related to certain notes and accounts receivable and related investments--see Note 8.

(2) Includes $12,000,000 of expenses related to a charge in connection with the settlement of a class action lawsuit.


                                              June 30,       December 31,
                                                1998             1997
                                            ------------     ------------
Identifiable assets:
United States                               $    375,787     $    377,315
Canada                                             8,724           11,282
                                            ------------     ------------
   North America                                 384,511          388,597

Latin America (principally Mexico)                58,090           30,191
Western Europe                                    51,588           48,086

Yugoslavia                                       292,152          421,731
Russia                                           196,981          145,162
Hungary                                           79,543           79,632
Poland                                            81,672           68,066
                                            ------------     ------------
   Eastern Europe                                650,348          714,591

Asia, Africa, and Australia                       79,214           26,812
Corporate                                        203,880          283,468
                                            ------------     ------------
   Total                                    $  1,427,631     $  1,491,745
                                            ============     ============

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998
                                   (unaudited)


8.  ICN Yugoslavia

Business Environment: ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. Currently the Yugoslavian economy is affected by continuing liquidity problems, inflation and monetary exposures, recent and potential future currency devaluations, price controls, government spending limitations, credit risk, political instability, and international economic sanctions. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate further, resulting in a material adverse impact on the Company's financial position and results of operations.

Devaluation: On April 1, 1998, the Yugoslavian government devalued the dinar from a rate of 6.0 dinars per U.S. $1 to 10.92 dinars per U.S. $1. At the time of the devaluation the Company's net monetary asset position in Yugoslavia was approximately $38,000,000, resulting in a foreign translation loss of approximately $17,000,000 which was recognized in the second quarter of 1998. In addition to the foreign translation loss, the devaluation has and will continue to adversely affect sales and gross profit margins at ICN Yugoslavia. Subsequent to the devaluation, sales are lower due to higher exchange rates and a lack of immediate price increases. Gross profit margins are further affected as inventories manufactured prior to the devaluation are charged to cost of sales at the higher historical exchange rate. Margins are expected to improve after a devaluation if price increases are obtained and, to some extent, when older, higher-priced inventory is replaced with inventory manufactured after the devaluation.

Recovery from the effects of the devaluation will depend on the approval of new price increases by the Yugoslavian government. Subsequent to the devaluation, the Company, along with others in the Yugoslavian pharmaceutical industry, applied to the government for price increases in an amount believed to be adequate to make possible a recovery from the effects of the devaluation. However, the Yugoslavian government did not approve any significant price increases and the Company, along with many of its competitors, suspended all direct sales to the Yugoslavian government in an effort to encourage the Yugoslavian government to approve price increases. The suspension of sales continued through the second quarter of 1998. The Company is unable to predict the amount and timing of future price increases that may be allowed by the Yugoslavian government, if any, and the resultant impact on future earnings.

Credit Risk: Through the first quarter of 1998, the majority of ICN Yugoslavia's domestic sales were made to the Yugoslavian government or government-funded entities. During early 1997, the Company established credit terms with the Yugoslavian government under which future receivables were interest-bearing with one year terms and payable in dinars, but fixed in dollar amounts. At December 31, 1997, the Company had approximately $145,431,000 of notes receivable from the Yugoslavian government under such terms. During the first quarter of 1998, the Company continued to make sales to the Yugoslavian government and government-sponsored entities under similar terms in order to reduce the Company's exposure to losses resulting from exchange rate fluctuations, but sales were suspended in April 1998, following the devaluation. As of June 30, 1998, the outstanding balance of the notes receivable from the Yugoslavian government was approximately $176,204,000. The Yugoslavian government has defaulted on approximately $39,000,000 of these notes. In negotiations with the Company subsequent to the default, the Yugoslavian government has notified the Company that it can no longer honor the terms of the existing credit agreements. The Yugoslavian government is seeking concessions from the Company, including the forgiveness of a substantial portion of the amounts owed, and has ceased making all of the payments required under the original credit agreements. The Company is currently working to renegotiate the credit terms.

As a result of the government's default and the suspension of sales to the government, the Company has recorded a $173,440,000 charge against earnings at ICN Yugoslavia in the second quarter of 1998; a portion of this charge is included in cost of sales ($3,667,000) and interest income ($4,127,000) in the accompanying condensed consolidated statements of income. The charge consists of a $151,204,000 reserve for estimated losses on notes receivable (including accrued interest), a $7,757,000 reserve for accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets. Pending resolution of the negotiations and the approval of price increases, ICN Yugoslavia has suspended all direct credit sales to the Yugoslavian government and/or government-sponsored entities.

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998
                                   (unaudited)


9.  Supplemental Cash Flow Information

In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and during the six months ended June 30, 1998 SFr 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock and the remainder of the New Certificates were redeemed for cash. Upon the exchange and redemption of the New Certificates, marketable securities held in trust for the payment of the New Certificates, having a market value of approximately $22,958,000, became available to the Company. The exchange increased stockholders' equity by $25,399,000 and reduced long-term debt and accrued interest by $4,680,000.

In March 1998, ICN Yugoslavia acquired a 33.7% interest in the Dr. Simo Milosevic Institute A.D., a healthcare center in the Republic of Montenegro, from the Yugoslavian government in exchange for 147,000,000 dinars ($24,400,000) of accounts receivable and approximately $1,200,000 in cash. The Company has guaranteed the collection of the accounts receivable given as consideration for the health institute. ICN Yugoslavia also acquired a 15% interest in the financial institution Komercijalna Banka A.D. from the Yugoslavian government in exchange for 28,600,000 dinars ($4,700,000) of accounts receivable.

In January 1997, the Company issued approximately 811,000 shares of common stock as payment of its $10,000,000 obligation under the 1987 class action settlement. Also during the six months ended June 30, 1997, the Company accrued a second quarter preferred dividend of $434,000 and a second quarter common stock dividend of $2,833,000. The Company also issued approximately 103,000 shares of common stock as payment of preferred stock dividends of $1,442,000.

Cash paid for income taxes for the six months ended June 30, 1998 and 1997 was $5,295,000 and $1,045,000, respectively. Cash paid for interest, net of amounts capitalized, for the six months ended June 30, 1998 and 1997 was $13,577,000 and $2,985,000, respectively.


10.  Subsequent Event

The Company is in the process of completing a private placement of approximately $200,000,000 of senior notes due 2008. The notes will bear interest at approximately 8-3/4% per annum, subject to final pricing, and will be due in 2008. Interest will be payable semiannually on May 15 and November 15 of each year, commencing in November 1998. The Company anticipates completing the private placement in August 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Results of Operations

         Certain financial information for the Company is set forth below.

                                       Three Months Ended             Six Months Ended
(in thousands)                              June 30,                      June 30,
                                  -------------------------       -------------------------
                                      1998          1997              1998          1997
                                  -----------   -----------       -----------   -----------

Pharmaceutical
   North America                  $    50,224   $    25,811       $    93,658   $    48,087
   Latin America                       19,877        13,650            36,833        26,455
   Western Europe                       8,031         9,043            16,171        17,805
   Eastern Europe                     109,386        89,685           257,360       181,965
   Asia, Africa, Australia             10,469         3,739            17,269         7,832
                                  -----------   -----------       -----------   -----------
   Total Pharmaceutical               197,987       141,928           421,291       282,144
Biomedical                             15,904        18,301            32,396       37,053
                                  -----------   -----------       -----------   -----------
   Product sales                      213,891       160,229           453,687       319,197

Royalties                              19,052            --            20,052            --
                                  -----------   -----------       -----------   -----------
   Total revenues                 $   232,943   $   160,229       $   473,739   $   319,197
                                  ===========   ===========       ===========   ===========
Cost of product sales             $    99,644   $    75,957       $   207,613   $   150,761

Gross profit margin                      53.4%         52.6%             54.2%         52.8%

Product sales: The growth in pharmaceutical net sales of $56,059,000 (39%) and $139,147,000 (49%) for the three months and six months ended June 30, 1998, respectively, compared to the same periods of 1997 principally resulted from the acquisition of the rights to certain products from F. Hoffmann-La Roche Ltd. ("Roche"), SKB, and Cassara, the purchase of three pharmaceutical companies in Eastern Europe, each subsequent to June 30, 1997, and growth in the Company's Latin America base business. Revenues for the six months ended June 30, 1998 also reflect substantial growth in the Company's Eastern European base business.

Pharmaceutical net sales in Eastern Europe were $109,386,000 and $257,360,000 for the three and six months ended June 30, 1998, compared to $89,685,000 and $181,965,000 for the same periods in 1997. For the quarter, the increase reflects additional sales of $22,082,000 resulting from the Company's acquisition of Polfa Rzeszow, S.A. in Poland and Marbiopharm and AO Tomsk Chemical Pharmaceutical Plant ("Tomsk") in Russia, each subsequent to the quarter ended June 30, 1997. The Company also achieved overall sales growth of approximately 10% in its Russian base business, which provided additional sales of $2,940,000 in the 1998 second quarter. Sales in Russia were affected by certain distributors' efforts to reduce inventories by delaying new orders in response to price increases instituted by the Company in the beginning of the second quarter. The growth in Russia was partially offset by a net $5,522,000 decrease in sales at ICN Yugoslavia. The net decrease consists of a $17,463,000 decrease in domestic sales, due to the effects of the April 1998 devaluation of the dinar and reduced sales to the Yugoslavian government, and an $11,941,000 increase in export sales, principally to customers in Russia (see "ICN Yugoslavia"). For the six months ended June 30, 1998, the $75,395,000 (41%) increase in product sales includes additional sales of $48,746,000 resulting from the aforementioned acquisitions, along with 15% growth in the Company's Eastern European base business. The Company achieved a $16,620,000 (17%) increase in net sales in Yugoslavia, principally due to increased volume in the first quarter of 1998, prior to the devaluation. In Russia, sales increased by $11,530,000 (21%), excluding growth from the 1997 acquisitions, due to increased volume and, to a lesser extent, to price increases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Pharmaceutical net sales in North America were $50,224,000 and $93,658,000 for the three and six months ended June 30, 1998, compared to $25,811,000 and $48,087,000 for the same periods in 1997. The $24,413,000 (95%) increase in net sales for the quarter is primarily the result of the Company's acquisition of the rights to certain products from Roche in the third and fourth quarters of 1997, which generated sales of $32,855,000 in the second quarter of 1998. This was partially offset by lower sales of certain dermatological products. For the six months ended June 30, 1998, the $45,571,000 (95%) increase in net sales is primarily the result of the acquisition of the rights to the Roche products, which generated sales of $58,543,000. Increased sales of the acquired products were partially offset by lower sales of certain dermatological products.

Pharmaceutical net sales in Latin America were $19,877,000 and $36,833,000 for the three and six months ended June 30, 1998, compared to $13,650,000 and $26,455,000 for the same periods in 1997. For the quarter and six months ended June 30, 1998, the increase in net sales of $6,227,000 (46%) and $10,378,000
(39%), respectively, is primarily due to price increases and higher unit volume, partially offset by unfavorable currency exchange fluctuations. The increase also reflects second quarter 1998 sales of $2,265,000 generated by the dermatological products which the Company acquired from Cassara in April 1998. Excluding the effect of the acquired products, product sales for Latin America for the six months ended June 30, 1998 increased 31% over the same period of 1997.

Pharmaceutical net sales in Western Europe were $8,031,000 and $16,171,000 for the three and six months ended June 30, 1998, compared to $9,043,000 and $17,805,000 for the same periods in 1997. The decrease in net sales for the quarter and six months ended June 30, 1998 of $1,012,000 (11%) and $1,634,000 (9%) is primarily due to unfavorable currency exchange fluctuations and to lower unit volumes in Spain, partially offset by increased unit volumes in Holland.

Pharmaceutical net sales in Asia, Africa and Australia were $10,469,000 and $17,269,000 for the three and six months ended June 30, 1998, compared to $3,739,000 and $7,832,000 for the same periods in 1997. The increase for the quarter and six months ended June 30, 1998 of $6,730,000 (180%) and $9,437,000 (120%) is primarily due to the 1998 acquisition of the rights to 39 prescription and over-the-counter pharmaceutical products from SKB, which generated sales of $7,403,000 and $10,518,000 for the three and six months ended June 30, 1998, respectively, partially offset by lower sales volume in other products.

Biomedical segment net sales for the three and six months ended June 30, 1998 were $15,904,000 and $32,396,000 compared to $18,301,000 and $37,053,000 for the same periods of 1997. The decrease for the three months and six months ended June 30, 1998 of $2,397,000 (13%) and $4,657,000 (13%) is primarily due to lower unit sales volume in certain diagnostics product lines. The decrease for the six month period is also affected by the 1997 net sales amounts including dosimetry product shipments made to fulfill higher than normal order backlog which existed at the beginning of the 1997 first quarter.

Royalties: Royalties represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") entered into with Schering-Plough Corporation ("Schering-Plough") in 1995, as amended in July 1998. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (HCV) in combination with Schering-Plough's alpha interferon. The License Agreement provided the Company an initial non-refundable payment of $23,000,000 and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union (EU) under its trademark Virazole(R). Schering-Plough is responsible for all clinical development and regulatory activities.

On June 3, 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy, containing Rebetol(TM) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection (the "Combination Therapy"), for the treatment of HCV in patients with compensated liver disease who have relapsed following alpha interferon therapy. On June 8, 1998, Schering-Plough began selling the Combination Therapy in the United States. On June 9, 1998, Schering-Plough submitted a Marketing Authorization Application for the Combination Therapy to the European Medicines Evaluation Agency for the treatment of relapsed HCV patients. On June 16, 1998, Schering-Plough filed a supplemental New Drug Application with the FDA for the Combination Therapy for the treatment of HCV in patients with compensated liver disease previously untreated with alpha interferon therapy.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


On July 16, 1998, the Company sold to Schering-Plough its rights to co-market oral ribavirin for the treatment of HCV in the EU, in exchange for increased royalty rates on sales of ribavirin not only in the EU but worldwide. The Company also received a one-time payment of $16,500,000 for past royalties and reimbursement of expenses incurred by the Company in preparation for the launch of ribavirin capsules in the EU. Royalty revenues for the quarter and six months ended June 30, 1998 also include amounts earned for commercial sales made by Schering-Plough subsequent to the receipt of FDA approval and royalties on other sales outside the United States.

Gross Profit: Gross profit as a percentage of product sales increased to 53.4% for the three months ended June 30, 1998, compared to 52.6% for the same period in 1997. For the six months ended June 30, 1998, gross profit as a percentage of product sales increased to 54.2% compared to 52.8% for 1997. The increase is primarily attributable to sales of the products acquired from Roche and Cassara, which generally yield relatively high gross profit margins, and improved gross profit margins in the Company's Russian base business (exclusive of the 1997 acquisitions), where the Company achieved an average gross profit margin of 46% for the three months and six months ended June 30, 1998, compared to 39% and 40% in the corresponding periods of 1997. Alkaloida also achieved an improved gross profit margin of 48% and 47% for the three and six months ended June 30, 1998, compared to 33% and 34% in the first quarter of 1997. These improvements were partially offset by lower margins at ICN Yugoslavia resulting from the April 1998 devaluation of the dinar. Subsequent to the devaluation, gross profit margins at ICN Yugoslavia suffered as sales are translated at higher exchange rates and no significant price increases were received. Gross profit margins at ICN Yugoslavia were further impacted as inventories manufactured prior to the devaluation are charged to cost of sales at the higher historical exchange rate. Gross profit margins for ICN Yugoslavia are likely to continue to be adversely affected by, among other factors, the lack of price increases--see "ICN Yugoslavia."

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $72,489,000 (31% of revenues) and $147,626,000 (31% of revenues) for the three and six months ended June 30, 1998, compared to $65,747,000 (41% of revenues) and $111,182,000 (35% of revenues) for the same periods in 1997. The Company's acquisition of three pharmaceutical companies in Eastern Europe and the acquisition of product rights from Roche and SKB (all subsequent to June 30, 1997) generated additional expenses of $13,603,000 and $25,813,000 for the three months and six months ended June 30, 1998, of which approximately $3,273,000 and $6,117,000, represents increased amortization of goodwill and purchased intangibles. In addition, the ongoing development of the sales, marketing, and administrative functions at the Company's Eastern European headquarters in Moscow, Russia resulted in additional expenses of $4,768,000 and $9,182,000 for the three months and six months ended June 30, 1998. The 1997 periods also include a $12,000,000 charge related to the settlement of litigation. Other increases in selling, general and administrative costs reflect increased expenditures, primarily in the Company's Eastern European operations and at its United States corporate offices, to support the Company's recent acquisitions and increased sales volume in the base business.

Research and Development: Research and development expenditures were $5,997,000 and $11,501,000 for the three and six months ended June 30, 1998, compared to $4,610,000 and $8,920,000 for the same periods in 1997. The increase reflects the Company's continued investment in the development of new products, primarily at its facilities in the United States and Eastern Europe.

Translation and Exchange Gains and Losses, Net: Foreign exchange losses, net, were $19,296,000 and $24,724,000 for the three months and six months ended June 30, 1998, compared to $1,715,000 and $5,710,000 for the same period in 1997. In the second quarter of 1998, ICN Yugoslavia recorded translation losses of $17,108,000, representing the effect of the April 1998 devaluation of the dinar on ICN Yugoslavia's net monetary assets of approximately $38,000,000. Translation losses for the second quarter of 1998 also include losses of $2,334,000 related to the Company's operations in Russia and Hungary and other transaction-related gains. Translation losses for the second quarter of 1997 included losses of $2,009,000 related to ICN Yugoslavia's net monetary asset position, partially offset by gains of $316,000 related to the Company's foreign-denominated debt.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


For the six months ended June 30, 1998, translation losses included losses of $21,068,000 related to ICN Yugoslavia (including the effects of the devaluation) and $3,247,000 related to the Company's Russian operations, partially offset by gains of $145,000 related to the company's foreign-denominated debt. Translation losses for the six months ended June 30, 1997 included losses of $6,644,000 related to ICN Yugoslavia's net monetary asset position, partially offset by gains of $1,743,000 related to the Company's foreign-denominated debt.

Interest Income and Expense: Interest expense during the three months ended June 30, 1998 increased $1,771,000 compared to the same period in 1997, primarily due to interest expense on the Company's $275,000,000 9-1/4% Senior Notes due 2005 (the "Senior Notes"), issued in August 1997. Interest on the Senior Notes was partially offset by interest savings resulting from the conversion of certain long-term debt to common stock and increased capitalization of interest costs related to plant construction at ICN Yugoslavia. Interest income decreased to $2,250,000 in 1998 from $2,924,000 in 1997 due to the Company not recognizing interest income on notes receivable from the Yugoslavian government, partially offset by increased earnings on the investment of a significant portion of the proceeds of the Senior Notes.

For the six months ended June 30, 1998, interest expense increased $4,426,000 compared to the same period in 1997, primarily due to interest expense on the Company's Senior Notes, issued in August 1997. Interest on the Senior Notes was partially offset by interest savings resulting from the conversion of certain long-term debt to common stock and increased capitalization of interest costs related to plant construction at ICN Yugoslavia. Interest income for the six months ended June 30, 1998 increased to $7,223,000 in 1998 from $3,463,000 in the comparable 1997 period due to increased earnings on the investment of a significant portion of the proceeds of the Senior Notes.

Income Taxes: The Company's provision for income taxes for the three and six months ended June 30, 1998 was $6,603,000 and $9,987,000 compared to a benefit of $11,594,000 and $11,790,000 for the same periods of 1997. Income taxes for the 1997 periods includes a deferred tax benefit of $21,000,000 resulting from the Company's recognition of a deferred tax asset for net operating losses and tax benefits expected to be realized in the future. The Company's provision for income taxes for 1998 also reflects additional income resulting from the acquisition of Polfa Rzeszow, S.A. in Poland and the Company's acquisition of Marbiopharm and Tomsk in Russia, each subsequent to June 30, 1997. Additionally, pretax profits in North America and Latin America increased in the 1998 periods compared to 1997, resulting in an increased provision for income taxes.


Liquidity and Capital Resources

During the six months  ended June 30, 1998,  cash used in  operating  activities totaled $29,465,000. Operating cash flows reflected the Company's net loss of $63,550,000 and net noncash charges (including the $173,440,000 provision at ICN Yugoslavia, in addition to depreciation, minority interest, and foreign exchange gains and losses) of $182,391,000, offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $148,306,000. The working capital increases are principally related to increases in accounts and notes receivable, especially at ICN Yugoslavia and at the Company's Russian operations. The collection period of receivables for ICN Yugoslavia continues to be affected by the lack of availability of dinars in Yugoslavia--see expanded discussion below regarding liquidity at ICN Yugoslavia. The Company's inventories increased by approximately $15,450,000, primarily to support increased sales volume in the Company's Eastern European operations and a build-up of inventories of recently-acquired products. Prepaid expenses and other assets increased approximately $26,416,000, primarily due to vendor prepayments made in Yugoslavia to reduce the Company's exposure to exchange rate fluctuations. A decrease in trade payables and accrued liabilities of $1,358,000 and other working capital changes also required cash.

Cash used in investing activities of $86,405,000 for the six months ended June 30, 1998 includes $62,589,000 paid for the acquisition of the rights to certain products from SKB and Cassara, and for the acquisition of VUAB. In addition, the Company made capital expenditures of $46,983,000, continuing its plant expansion efforts. These amounts were partially offset by proceeds from the sale of marketable securities of $22,958,000 and proceeds from the sale of fixed assets of $209,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Cash used in financing activities totaled $1,871,000 during the six months ended June 30, 1998. The Company made principal payments on long-term debt of $18,677,000, reduced short-term borrowings by $194,000, and paid common stock dividends of $8,111,000. The dividend payments reflect higher levels of shares outstanding and a 12.5% increase in the per share dividend from the same period in 1997. Sources of cash included long-term borrowings of $14,945,000 and proceeds of $5,867,000 from the exercise of employee stock options. The Company also received proceeds of $4,299,000 related to the shares issued in the Company's acquisition of certain product rights from Roche in 1997; under the purchase agreement, the Company was entitled to a portion of the proceeds realized by Roche from the sale of the shares in excess of a specified price.

In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and SFr 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock. The remaining SFr 200,000 principal amount of the New Certificates was redeemed for cash. Upon the exchange of the New Certificates, marketable securities held in trust for the payment of the New Certificates, having a market value of approximately $22,958,000, became available to the Company.

In June 1998, the Company's Board of Directors declared a second quarter cash dividend of $.06 per share payable on July 22, 1998 to shareholders of record on July 8, 1998.

Demands on Liquidity: The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents at June 30, 1998 totaled $90,983,000 compared to $209,896,000 at December 31, 1997. Working capital at June 30, 1998 was $404,903,000 compared to $585,606,000 at December 31, 1997, primarily due to the $173,440,000 charge recorded at ICN Yugoslavia and cash payments of approximately $45,000,000 for the acquisition of product rights. Certain of the Company's lines of credit and long term borrowings include covenants restricting the payment of dividends, the issuance of new indebtedness, and the repurchase of the Company's common stock and requiring the maintenance of certain financial ratios. Management believes that funds generated from operations will be sufficient to meet its normal operating requirements.

The Company also has several preliminary acquisition prospects that may require significant funds in 1998. Also, if the historic rate of growth in Eastern Europe continues, these operations will require increasing levels of working capital and funds for additional facilities or upgrading of existing facilities. In connection with a recent acquisition, the Company has guaranteed the collection of certain accounts receivable and could potentially be required to pay up to 147,000,000 dinars in the event that any such accounts are ultimately uncollectible. The Company's management is working to complete a private placement of $200,000,000 of Senior Notes in the third quarter of 1998. However, there can be no assurance that any such transaction will be consummated. Management believes that the Company's existing cash and cash equivalents and funds generated from operations, along with the proceeds of the $200,000,000 Senior Notes, will be sufficient to meet its liquidity requirements and to fund anticipated acquisitions and capital expenditures estimated at an aggregate of $75,000,000 for 1998. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

The Company and certain of its subsidiaries are subject to foreign exchange risk and/or potential devaluation losses on their net monetary asset positions. At June 30, 1998, the Company had a net monetary asset position in Russia of approximately $59,000,000 which would be subject to a loss if a devaluation, or significant change in exchange rates against the United States dollar, were to occur.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


ICN Yugoslavia

ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. Currently the Yugoslavian economy is affected by continuing liquidity problems, inflation and monetary exposures, recent and potential future currency devaluations, price controls, government spending limitations, credit risk, political instability, and international economic sanctions. The future of the economic and political environment of Yugoslavia is uncertain and conditions may deteriorate further, resulting in a further material adverse impact on the Company's financial position and results of operations.

On April 1, 1998, the Yugoslavian  government  devalued the dinar from a rate of
6.0  dinars  per  U.S.  $1 to  10.92  dinars  per  U.S.  $1.  At the time of the devaluation the Company's net monetary asset position in Yugoslavia was approximately $38,000,000, resulting in a foreign translation loss of approximately $17,000,000 which was recognized in the second quarter of 1998. In addition to the foreign translation loss, the devaluation has and will continue to adversely affect sales and gross profit margins at ICN Yugoslavia. Subsequent to the devaluation, sales are lower due to higher exchange rates and a lack of immediate price increases. Gross profit margins are further affected as inventories manufactured prior to the devaluation are charged to cost of sales at the higher historical exchange rate. Margins are expected to improve after a devaluation if price increases are obtained and, to some extent, when older, higher-priced inventory is replaced with inventory manufactured after the devaluation.

Recovery from the effects of the devaluation will depend on the approval of new price increases by the Yugoslavian government. Subsequent to the devaluation, the Company, along with others in the Yugoslavian pharmaceutical industry, applied to the government for price increases in an amount believed to be adequate to make possible a recovery from the effects of the devaluation. However, the Yugoslavian government has not approved any significant price increases and the Company, along with many of its competitors, has suspended all direct sales to the Yugoslavian government in an effort to encourage the Yugoslavian government to approve price increases. The suspension of sales continued through the second quarter of 1998. The Company is unable to predict the amount and timing of future price increases that may be allowed by the Yugoslavian government, if any, and the resultant impact on future earnings.

As of June 30, 1998 the Company had notes receivable, including accrued interest, of approximately $176,204,000 due from the Yugoslavian government. The Yugoslavian government has defaulted on approximately $39,000,000 of these notes. In negotiations with the Company subsequent to the default, the Yugoslavian government has notified the Company that it can no longer honor the terms of the existing credit agreements. The Yugoslavian government is seeking concessions from the Company, including the forgiveness of a portion of the amounts owed, and has ceased making all payments outlined in the credit agreements.

As a result of the government's default and the suspension of sales to the government, the Company has recorded a $173,440,000 charge against earnings ($130,080,000 after minority interests) at ICN Yugoslavia in the second quarter of 1998. The charge consists of a $151,204,000 reserve for estimated losses on notes receivable, a $7,757,000 reserve for accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets.

The Company is currently working to renegotiate the credit terms and is hopeful that an agreement will be reached on the amounts due the Company and future sales to the government. If an agreement is reached on future sales, it is likely that the level of these sales will be substantially lower than the level of sales prior to the default. The Company intends to expand ICN Yugoslavia's selling efforts toward the private sector and export customers. However, the outcome of these efforts is uncertain and there can be no assurance that the Company will be able to generate new business to replace the government sales. Should the Company be unable to reach an agreement providing for the resumption of sales to the Yugoslavian government or to generate adequate non-government sales, there may be a further material adverse impact on the Company's financial position and results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Yugoslavia is also subject to political instability. The elections that took place in 1997 have not resulted in a change of political leadership that would provide a foundation for significant economic reforms. The Federal Republic of Yugoslavia is comprised of two states, Serbia and the much smaller state of Montenegro. Within Yugoslavia there exist political dissension and unrest. The state of Montenegro has been active in seeking greater autonomy from Serbia. Additionally, in the Serbian province of Kosovo, ethnic Albanians are also seeking independence from Serbia. Recent armed conflicts in Kosovo between ethnic Albanians and Serbian forces continue to escalate and have contributed to increased instability in the Balkans.

In June 1998, in response to continued violence by Yugoslavian government forces against the ethnic Albanian population in Kosovo, the United States government along with countries of the European Union imposed a ban on new American investments in Yugoslavia and a freeze on that country's assets in the United States. These sanctions are likely to worsen economic conditions in Yugoslavia and may result in further adverse impact on the Company's financial position and results of operations.

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

SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, was issued in February 1998. SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998, and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for the Company's financial statements for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company has not yet determined the impact, if any, that the adoption of SFAS 133 will have on its results of operations or financial position.

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

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Condensed Financial Statements



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 27, 1998 in New York, New York.

                                                                                          Withheld/
                                                             For           Against      Abstentions
                                                          ----------     ----------     ------------
Election of Directors
     Weldon Jolley, Ph.D.                                 60,023,458             --       5,359,153
     Thomas H. Lenagh                                     59,971,579             --       5,411,032
     Roberts A. Smith, Ph.D.                              60,036,531             --       5,346,080
     Richard W. Starr                                     59,910,502             --       5,472,109
     Andrei Kozyrev, Ph.D.                                60,244,048             --       5,138,563


Proposal to Approve the Amended and
   Restated 1998 Stock Option Plan                        52,561,990     12,373,907         446,714


Proposal to Approve the Amended and
   Restated Certificate of Incorporation                  61,278,668      3,883,242         220,701


Stockholder Proposal to Amend the Company's
   Bylaws to provide for a mandatory retirement
   policy for directors of the Company                     9,296,162     36,134,319       1,435,512



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.1       ICN Pharmaceuticals, Inc. Long-Term Incentive Plan
         15.1       Review Report of Independent Accountants
         15.2       Awareness Letter of Independent Accountants
         27         Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ICN PHARMACEUTICALS, INC.
                                   Registrant


Date:  August 13, 1998             /s/   MILAN PANIC
                                   -------------------------------------------
                                   Milan Panic
                                   Chairman of the Board and Chief Executive
                                                                        Officer



Date:  August 13, 1998             /s/   JOHN E. GIORDANI
                                   -------------------------------------------
                                   John E. Giordani
                                   Executive Vice President, Chief Financial
                                        Officer and Corporate Controller

Exhibit                                                               Page No.
                                                                      --------

   10.1    ICN Pharmaceuticals, Inc. Long-Term Incentive Plan            27

   15.1    Review Report of Independent Accountants                      34

   15.2    Awareness Letter of Independent Accountants                   35

   27      Financial Data Schedule                                       36