Form 10-Q
period 1998-09-30
ICN PHARMACEUTICALS INC
filed 1998-11-17
CIK 930184

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

                For the quarterly period ended September 30, 1998

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-11397


                            ICN PHARMACEUTICALS, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                 33-0628076
-------------------------------                             --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               3300 Hyland Avenue
                          Costa Mesa, California 92626
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

         The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of November 12, 1998 was 76,514,277.

--------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                    Page
                                                                                                   Number
                                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

   Consolidated Condensed Balance Sheets - September 30, 1998 and December 31, 1997                    3

   Consolidated Condensed Statements of Income - Three months and nine months
       ended September 30, 1998 and 1997                                                               4

   Consolidated Condensed Statements of Comprehensive Income - Three months
       and nine months ended September 30, 1998 and 1997                                               5

   Consolidated Condensed Statements of Cash Flows - Nine months ended September 30, 1998
       and 1997                                                                                        6

   Management's Statement Regarding Unaudited Financial Statements                                     7

   Notes to Consolidated Condensed Financial Statements                                                8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            27

Item 5.  Other Information                                                                            27

Item 6.  Exhibits and Reports on Form 8-K                                                             27


SIGNATURES                                                                                            29


3
                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                (unaudited, in thousands, except per share data)




                                                                           September 30,       December 31,
                                                                                1998               1997
                                                                          --------------      --------------
ASSETS

Current Assets:
   Cash and cash equivalents                                              $      255,439      $      209,896
   Receivables, net                                                              212,968             260,495
   Notes receivable, net                                                          25,000             145,431
   Inventories, net                                                              171,171             146,988
   Prepaid expenses and other current assets                                      42,563              23,941
                                                                          --------------      --------------
       Total current assets                                                      707,141             786,751

Property, plant and equipment, net                                               415,469             360,713
Deferred income taxes, net                                                        70,907              69,710
Other assets                                                                      80,093              47,978
Goodwill and intangibles, net                                                    286,808             226,593
                                                                          --------------      --------------
                                                                          $    1,560,418      $    1,491,745
                                                                          ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade payables                                                         $       92,358      $       96,437
   Accrued liabilities                                                            78,878              67,883
   Notes payable                                                                  20,225              13,759
   Current portion of long-term debt                                              12,380              19,359
   Income taxes payable                                                            2,605               3,707
                                                                          --------------      --------------
       Total current liabilities                                                 206,446             201,145

Long-term debt, less current portion                                             522,294             315,088
Deferred license and royalty income                                                9,789              12,449
Other liabilities                                                                 23,737              24,658
Minority interest                                                                 83,094             142,077

Commitments and contingencies

Stockholders' Equity:
   Preferred stock,  $.01 par value;  10,000  shares  authorized;  -0- and
       2 shares Series B and 1 and -0- shares Series D issued and outstanding at September 30, 1998 and December 31, 1997, respectively  ($22,988
       liquidation  preference at September 30, 1998)                                  1                   1
   Common stock, $.01 par value; 200,000 shares authorized;
       73,624 and 71,432 shares outstanding at September 30, 1998
       and December 31, 1997, respectively                                           735                 714
   Additional capital                                                            838,388             766,868
   Retained earnings (deficit)                                                   (71,840)             70,129
   Accumulated other comprehensive income                                        (52,226)            (41,384)
                                                                          --------------      --------------
       Total stockholders' equity                                                715,058             796,328
                                                                          --------------      --------------
                                                                          $    1,560,418      $    1,491,745
                                                                          ==============      ==============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      For the three months and nine months
                        ended September 30, 1998 and 1997
                (unaudited, in thousands, except per share data)


                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           --------------------------  ---------------------------
                                                               1998         1997            1998         1997
                                                           ------------  ------------  ------------  -------------
Revenues:
Product sales                                              $    156,360  $    177,397  $    610,047  $     496,594
Royalties                                                         6,631           --         26,683             --
                                                           ------------  ------------  ------------  -------------
       Total revenues                                           162,991       177,397       636,730        496,594

Costs and expenses:
Cost of product sales                                            70,972        77,309       278,585        228,070
Selling, general and administrative expenses                     81,373        54,187       228,999        165,369
Research and development costs                                    5,139         4,290        16,640         13,210
Provision for losses related to Eastern Europe (Note 2)          39,884           --        205,530             --
                                                           ------------  ------------  ------------  -------------

       Total expenses                                           197,368       135,786       729,754        406,649
                                                           ------------  ------------  ------------  -------------

       Income (loss) from operations                            (34,377)       41,611       (93,024)        89,945

Translation and exchange losses, net                             35,259         1,494        59,983          7,204
Interest income                                                  (2,353)       (6,392)       (9,576)        (9,855)
Interest expense                                                 12,890         5,950        24,698         13,332
                                                           ------------  ------------  ------------  -------------

Income (loss) before income
taxes and minority interest                                     (80,173)       40,559      (168,129)        79,264

Provision (benefit) for income taxes                             (4,840)         (521)        5,147        (12,311)
Minority interest                                               (10,110)        6,523       (44,503)        13,438
                                                           ------------  ------------  ------------  -------------

Net income (loss)                                          $    (65,223) $     34,557  $   (128,773) $      78,137
                                                           ============  ============  ============  =============


Basic earnings (loss) per common share                     $      (0.89) $       0.61  $      (1.77) $        1.38
                                                           ============  ============  ============  =============

Shares used in per share computation                             73,478        55,460        72,680         52,488
                                                           ============  ============  ============  =============


Diluted earnings (loss) per common share                   $      (0.89) $       0.50  $      (1.77) $        1.17
                                                           ============  ============  ============  =============

Shares used in per share computation                             73,478        72,450        72,680         66,434
                                                           ============  ============  ============  =============







The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF
                              COMPREHENSIVE INCOME
                            For the three months and
                  nine months ended September 30, 1998 and 1997
                            (unaudited, in thousands)



                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           --------------------------  ---------------------------
                                                               1998         1997            1998         1997
                                                           ------------  ------------  ------------  -------------

Net income (loss)                                          $    (65,223) $     34,557  $   (128,773) $      78,137

Other comprehensive income:
Foreign currency translation adjustments                         (4,213)       (2,890)      (10,842)       (11,947)
Unrealized gains on marketable securities:
Unrealized holding gains arising during period                      --            --          1,993            --
Reclassification adjustment for gains
included in net income                                              --            --         (1,993)           --
                                                           ------------  ------------  ------------  -------------
Net unrealized gains                                                --            --            --             --
                                                           ------------  ------------  ------------  -------------

Other comprehensive income                                       (4,213)       (2,890)      (10,842)       (11,947)
                                                           ------------  ------------  ------------  -------------

Comprehensive income (loss)                                $    (69,436) $     31,667  $   (139,615) $      66,190
                                                           ============  ============  ============  =============






























The accompanying notes are an integral part of these consolidated condensed financial statements.

6
                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                            (unaudited, in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                        ------------------------------------
                                                                               1998                1997
                                                                        ----------------      --------------
Cash flows from operating activities:
Net income (loss)                                                       $       (128,773)     $       78,137
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
         Depreciation and amortization                                            36,080              18,370
         Provision for losses related to Eastern Europe (Note 2)                 215,729                 --
         Provision for losses on accounts receivable                               6,105               2,235
         Provision for inventory obsolescence                                      2,831               1,224
         Translation and exchange losses, net                                     59,983               7,204
         Other noncash items                                                        (249)                --
         Deferred income                                                          (5,778)              2,684
         Loss (gain) on sale of fixed assets                                         270                (483)
         Deferred income taxes                                                    (1,197)            (25,854)
         Minority interest                                                       (44,503)             13,438
Change in assets and liabilities, net of effects of acquired companies:
         Accounts and notes receivable                                          (111,265)            (74,327)
         Inventories                                                             (29,817)             (3,447)
         Prepaid expenses and other assets                                       (35,219)                419
         Trade payables and accrued liabilities                                   20,791              (9,374)
         Income taxes payable                                                       (578)              2,185
         Other liabilities                                                         1,764               2,963
                                                                        ----------------      --------------
              Net cash provided by (used in) operating activities                (13,826)             15,374
                                                                        ----------------      --------------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                       22,958                 --
Proceeds from sale of fixed assets                                                   938               1,527
Capital expenditures                                                             (84,908)            (27,634)
Acquisition of product rights and businesses                                     (69,411)            (24,137)
                                                                        ----------------      --------------
              Net cash used in investing activities                             (130,423)            (50,244)
                                                                        ----------------      --------------

Cash flows from financing activities:
Proceeds from issuance of long-term debt                                         215,573             267,000
Proceeds from exercise of stock options                                            6,707              16,534
Proceeds from issuance of stock                                                    4,299                 --
Net increase (decrease) in notes payable                                           1,188              (8,958)
Payments on long-term debt                                                       (22,192)               (256)
Dividends paid                                                                   (12,629)             (8,414)
                                                                        ----------------      --------------
              Net cash provided by financing activities                          192,946             265,906
                                                                        ----------------      --------------

Effect of exchange rate changes on cash and cash equivalents                      (3,154)               (541)
                                                                        ----------------      --------------
Net increase in cash and cash equivalents                                         45,543             230,495
Cash and cash equivalents at beginning of period                                 209,896              39,366
                                                                        ----------------      --------------
Cash and cash equivalents at end of period                              $        255,439      $      269,861
                                                                        ================      ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments and a provision for losses related to Eastern Europe) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

8
                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)

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

During 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share for each of its first, second and third fiscal quarters. The third quarter dividend is payable on October 28, 1998 to stockholders of record as of October 14, 1998.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.


2. PROVISION FOR LOSSES RELATED TO EASTERN EUROPE

The Company's operations in Eastern Europe have been adversely affected by recent economic and political developments in the region, including the increasingly volatile Russian economic situation. During the quarter ended September 30, 1998, the Russian ruble declined from a rate of approximately 6.1 rubles to $1 to approximately 16.1 rubles to $1. As a result of the exchange rate change, the Company recorded a foreign currency translation loss of $31,708,000 related to its Russian operations in the quarter ended September 30, 1998.

The economic crisis in Russia has adversely affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience severe liquidity shortages as rubles are in short supply, and as Russian companies' hard-currency assets remain frozen in Russian banks. This liquidity crisis has diminished many Russian companies' ability to pay their debts, and is likely to lead to a number of business failures in the region.

At ICN Yugoslavia, the Company's operations continue to be affected by the April 1998 devaluation of the dinar, and by the Company's previously-announced suspension of sales to the Yugoslavian government. In addition, ICN Yugoslavia's export sales for the quarter ended September 30, 1998 have been and will continue to be affected by the economic crisis in Russia. In the second and third quarters of 1998, the Yugoslavian government defaulted on its obligations to the Company of $176,204,000 of accounts and notes receivable--see Note 11.

As a result of these factors, the Company has recorded provisions for losses related to Eastern Europe totaling $42,289,000 and $215,729,000 in the three months and nine months ended September 30, 1998. The third quarter charge consists of reserves for accounts receivable of $37,873,000, the write-off of certain investments of $2,011,000, and a reduction in the value of certain inventories of $2,405,000. The provision for losses related to Eastern Europe for the nine months ended September 30, 1998 also includes a provision of
$173,440,000  in  Yugoslavia,   offset  by  minority  interest  of  $43,360,000,
representing a reserve for notes and accounts receivable due from the Yugoslavian government and government-sponsored entities of $165,646,000, charges to cost of sales of $3,667,000 and a charge against interest of $4,127,000.

3.  ACQUISITIONS

Acquired Product Rights - In February 1998, the Company acquired from SmithKline Beecham plc ("SKB") the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products, including Actal, Breacol, Coracten, Eskornade, Fefol, Gyno-Pevaryl, Maxolan, Nyal, Pevaryl, Ulcerin and Vylcim. The Company received the product rights in exchange for $45,500,000 payable in a combination of $22,500,000 in cash and 821 shares of the Company's Series D Convertible Preferred Stock. Each share of the Series D Convertible Preferred Stock is initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to certain antidilution adjustments. Except under certain circumstances, SKB has agreed not to sell the SKB Shares until November 4, 1999. The Company has agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during a specified period ending in December 1999 and the then market value of the unsold SKB Shares do not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). Alternatively, SKB is required to pay the Company an amount, in cash or shares of the Company's common stock, to the extent that such proceeds and market value provide SKB with an average per share value in excess of $46.00 per common share (including any dividend paid on the SKB Shares). The Company has also granted SKB certain registration rights covering the common shares issuable upon conversion of the Series D Preferred Stock. Based upon the September 30, 1998 market price of the Company's common stock of $17.50, the aggregate guaranteed value of the SKB Shares exceeds their market value by approximately $17,549,000, and the Company may be required to issue approximately 1,003,000 additional common shares in satisfaction of this agreement.

In March 1998, the Company acquired the rights to a portfolio of 32 dermatology products from Laboratorio Pablo Cassara ("Cassara") for $22,450,000 in cash. The Company will market the products through its subsidiary, ICN Argentina.

Vyzkumny Ustav Antibiotic a Biotransformacii - In July 1998, the Company acquired Vyzkumny Ustav Antibiotic a Biotransformacii ("VUAB"), a pharmaceutical manufacturing and research facility located in a suburb of Prague in the Czech Republic, for approximately $17,600,000 in cash. VUAB produces and sells pharmaceutical products in finished forms, principally injectable antibiotics and infusion solutions, and pharmaceutical raw materials. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.


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

The balance of accumulated other comprehensive income at September 30, 1998 and December 31, 1997 consists of accumulated foreign currency translation adjustments. Such amounts are not recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

5.  EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands, except per share data)

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                 ----------------------------   -----------------------------
                                                     1998            1997           1998           1997
                                                 -------------  -------------   -------------  --------------
Income:
     Net income (loss)                           $     (65,223) $      34,557   $    (128,773) $      78,137
     Dividends and accretion on preferred stock            --            (659)            (34)        (5,618)
                                                 -------------  --------------  -------------  -------------

     Numerator for basic earnings per share--
       income available to common stockholders         (65,223)        33,898        (128,807)        72,519

     Effect of dilutive securities:
        Convertible debt                                   --           2,022             --           5,505
                                                 -------------  -------------   -------------  -------------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                 $     (65,223) $      35,920   $    (128,807) $      78,024
                                                 =============  =============   =============  =============

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding              73,478         55,460          72,680         52,488

     Effect of dilutive securities:
       Employee stock options                              --           3,323             --           2,267
       Convertible debt                                    --          10,667             --          10,668
       Other dilutive securities                           --           3,000             --           1,011
                                                 -------------  -------------   -------------  -------------

     Dilutive potential common shares                      --          16,990             --          13,946
                                                 -------------  -------------   -------------  -------------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and
       assumed conversions                              73,478         72,450          72,680         66,434
                                                 =============  =============   =============  =============

Basic earnings (loss) per common share           $       (0.89) $        0.61   $       (1.77) $        1.38
                                                 =============  =============   =============  =============

Diluted earnings (loss) per common share         $       (0.89) $        0.50   $       (1.77) $        1.17
                                                 =============  =============   =============  =============


Income available to common stockholders, for purposes of computing basic earnings per common share, includes adjustments for preferred dividends and, in 1997, an embedded dividend arising from the discounted conversion terms of the Series B Convertible Preferred Stock. For the three months and nine months ended September 30, 1998, the Company's stock options, preferred stock, and convertible debt are not included in the computation of diluted earnings per share as such securities are antidilutive. For all periods presented, the Company's Series B Convertible Preferred Stock is not reflected in the computation of diluted earnings per common share as such securities are antidilutive. In April 1998, all of the remaining outstanding shares of the
Company's Series B Preferred Stock were converted into approximately 57,000 shares of the Company's common stock.

6.  DETAIL OF CERTAIN ACCOUNTS

                                                        September 30,        December 31,
  (in thousands)                                             1998                1997
                                                       ---------------     ---------------

  Receivables, net:
     Trade accounts receivable                         $       263,106     $       254,376
     Other receivables                                          17,185              18,118
                                                       ---------------     ---------------
                                                               280,291             272,494
     Allowance for doubtful accounts                           (67,323)            (11,999)
                                                       ---------------     ---------------
                                                       $       212,968     $       260,495
                                                       ===============     ===============

  Inventories, net:
     Raw materials and supplies                        $        59,415     $        65,937
     Work-in-process                                            21,413              16,745
     Finished goods                                            109,588              75,782
                                                       ---------------     ---------------
                                                               190,416             158,464
     Allowance for inventory obsolescence                    (  19,245)            (11,476)
                                                       ---------------     ---------------
                                                       $       171,171     $       146,988
                                                       ===============     ===============

  Property, plant and equipment, net:
     Property, plant and equipment, at cost            $       482,818     $       413,825
     Accumulated depreciation and amortization                 (67,349)            (53,112)
                                                       ---------------     ---------------
                                                       $       415,469     $       360,713
                                                       ===============     ===============



7.  LONG-TERM DEBT

In August 1998, the Company completed a private placement of $200,000,000 of its 8-3/4% Senior Notes due 2008 (the "8-3/4% Senior Notes"). The 8-3/4% Senior Notes are unsecured senior obligations of the Company which rank pari passu with other senior indebtedness of the Company, including its 9-1/4% Senior Notes due 2005. The 8-3/4% Senior Notes mature on November 15, 2008. Interest is payable semiannually on May 15 and November 15 of each year, commencing in November 1998. The 8-3/4% Senior Notes are subject in limited circumstances to optional redemption (at the Company's option) at any time prior to November 15, 2001, at 108.75% of their principal amount, plus accrued and unpaid interest. Upon a change in control (as defined in the related indenture) the Company may be required to repurchase the 8-3/4% Senior Notes from the holders at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the 8-3/4% Senior Notes contains certain covenants which may restrict, among other things, the incurrence of additional indebtedness, the payment of dividends or other restricted payments, the creation of certain liens, the sale of assets, or the Company's ability to consolidate or merge, subject to certain qualifications and exceptions. The Company also gave the purchasers of the 8-3/4% Senior Notes certain registration rights.


8.  STOCK REPURCHASE PROGRAM

In September and October 1998, the Company's Board of Directors authorized two stock repurchase programs. The first repurchase program authorizes the Company to repurchase up to $10,000,000 of its outstanding common stock. The second authorized the Company to initiate a long-term repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In executing the repurchase programs, the Company is limited by certain covenants contained in the indentures relating to the Company's 9-1/4% Senior Notes due 2005 and its 8-3/4% Senior Notes. In the indentures, the Company is permitted to repurchase up to $10,000,000 of its common stock under the first program; however, repurchases under the second program will only be permitted as the Company generates cumulative net income as provided for in the indentures. As of September 30, 1998, no shares had been repurchased under this program.


9.  COMMITMENTS AND CONTINGENCIES

Pursuant to an Order Directing Private Investigation and Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the United States Securities and Exchange Commission (the "Commission") with respect to certain matters pertaining to the status and disposition of the 1994 Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period from June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of ICN securities, engaged in possible violations of Section 17(a) of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the 1994 Hepatitis C NDA; (ii) purchased or sold Common Stock while in possession of material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA, to other persons who may have purchased or sold Common Stock. The Company has cooperated and continues to cooperate with the Commission in its investigation. On January 13, 1998, ICN received a letter from the Commission's Philadelphia District Office (the "District Office") stating the District Office's intention to recommend to the Commission that it authorize the institution of a civil action against the Company, Milan Panic, Chairman and Chief Executive Officer of the Company, and a former senior executive of the Company. As set forth in the letter, the District Office seeks the authority to commence a civil action to enjoin the Company from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and to impose a civil penalty of up to $500,000 on ICN. In regard to Mr. Panic, the District Office seeks the authority to commence a civil action: (i) to enjoin Mr. Panic from future violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; (ii) for disgorgement of approximately $390,000; (iii) for prejudgment interest; (iv) for a civil penalty pursuant to Section 21A of the Exchange Act that cannot exceed three times any amount disgorged; and (v) for an order barring Mr. Panic from serving as an officer or director of a public company pursuant to Section 21 of the Exchange Act. On January 30, 1998, the Company filed submissions with the Commission urging that it reject the District Office's request. On August 27, 1998, the Company's counsel was informed by the District Office that (i) the District Office had withdrawn its request for authorization to commence an enforcement action against Mr. Panic with respect to allegations of illegal insider trading and the remedies of disgorgement, interest, and monetary penalties attendant thereto; and (ii) the Commission had granted the District Office's request for authorization to commence an enforcement action against the Company and Mr. Panic alleging false or misleading statements or omissions with respect to the status and disposition of the 1994 Hepatitis C NDA, including the remedies of injunctive relief and a civil penalty not to exceed $500,000 against the Company, and injunctive relief and a director and officer bar against Mr. Panic.

The Company has received subpoenas from a Grand Jury in the United States District Court, Central District of California requesting the production of documents covering a broad range of matters over various time periods. The Company understands that the Company, Mr. Panic, a current senior executive officer, a former senior officer, and a current employee of the Company are targets of the investigation. The Company also understands that a senior executive officer, a former officer, a current employee, and a former employee are subjects of the investigation. The United States Attorney's office has advised counsel for the Company that the areas of its investigation include disclosures made and not made concerning the 1994 Hepatitis C NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that the 1994 Hepatitis C NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. Panic of stock belonging to ICN employees; and, with respect to Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. The Company has and continues to cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation. The United States Attorney's office has issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former employees testified before the Grand Jury beginning in July 1998.

The ultimate outcome of the Commission and Grand Jury investigations cannot be predicted and any unfavorable outcome could have a material adverse effect on the Company.

The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. In the opinion of management, the ultimate resolution will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. However, there can be no assurance that any unfavorable outcome of any such matter would not have a material adverse effect on the Company.


10.  GEOGRAPHIC DATA

The  following  tables set forth the amount of  revenues  and  operating  income
(loss) of the Company by geographic area for the three and nine months ended September 30, 1998 and 1997 and the identifiable assets of the Company by geographic area as of September 30, 1998 and December 31, 1997 (in thousands):

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                         --------------------------------   --------------------------------
                                              1998             1997              1998             1997
                                         --------------    --------------   --------------    --------------

Revenues:
United States                            $       39,653    $       29,089   $      139,814    $       88,328
Canada                                            4,907             4,840           14,377            14,970
                                         --------------    --------------   --------------    --------------
     North America                               44,560            33,929          154,191           103,298

Latin America (principally Mexico)               19,799            17,057           60,880            44,898
Western Europe                                   18,413            18,229           56,029            47,039

Yugoslavia                                       11,133            58,660          125,860           156,768
Russia                                           34,329            28,806          131,282            83,014
Hungary                                           6,345            11,498           34,493            41,147
Poland                                            7,548               --            25,079               --
Czech Republic                                    5,541               --             5,541               --
                                         --------------    --------------   --------------    --------------

     Eastern Europe                              64,896            98,964          322,255           280,929

Asia, Africa, and Australia                      15,323             9,218           43,375            20,430
                                         --------------    --------------   --------------    --------------
     Total                               $      162,991    $      177,397   $      636,730    $      496,594
                                         ==============    ==============   ==============    ==============


                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                         --------------------------------   --------------------------------
                                              1998             1997              1998             1997
                                         --------------    --------------   --------------    --------------
Operating income (loss):
United States                            $       13,959    $        8,897   $       64,881    $       29,489
Canada                                            2,030             1,740            5,161             5,153
                                         --------------    --------------   --------------    --------------
     North America                               15,989            10,637           70,042            34,642

Latin America (principally Mexico)                6,505             5,233           19,012            11,322
Western Europe                                    4,420             3,968           12,666             6,163

Yugoslavia                                       (7,647)           21,273         (143,520)           53,855
Russia                                          (17,533)            5,097           (4,998)           15,789
Hungary                                         (12,376)            1,485           (6,142)            6,271
Poland                                             (115)              --             4,094               --
Czech Republic                                     (121)              --              (121)              --
                                         ---------------   --------------   --------------    --------------
     Eastern Europe                             (37,792)           27,855         (150,687)           75,915

Asia, Africa, and Australia                       2,404             2,054            8,520             2,169
Corporate                                       (25,903)           (8,136)         (52,577)          (40,266)
                                         --------------    --------------   --------------    --------------
     Total                               $      (34,377)   $       41,611   $      (93,024)   $       89,945
                                         ==============    ==============   ==============    ==============



                                             September 30,        December 31,
                                                   1998               1997
                                           ----------------      --------------

Identifiable assets:
United States                              $        359,193      $      377,315
Canada                                                8,848              11,282
                                           ----------------      --------------
North America                                       368,041             388,597

Latin America (principally Mexico)                   56,067              30,191
Western Europe                                       59,322              48,086

Yugoslavia                                          290,811             421,731
Russia                                              160,973             145,162
Hungary                                              75,548              79,632
Poland                                               86,568              68,066
Czech Republic                                       27,708                 --
                                           ----------------      --------------
Eastern Europe                                      641,608             714,591

Asia, Africa, and Australia                          81,612              26,812
Corporate                                           353,768             283,468
                                           ----------------      --------------
Total                                      $      1,560,418      $    1,491,745
                                           ================      ==============

11.  ICN YUGOSLAVIA

Business Environment: ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The economic conditions in Yugoslavia include continuing liquidity problems, inflationary pressures, recent and potential future currency devaluations, unemployment, price controls, government spending limitations, a weakened banking system, a high trade deficit, and international economic sanctions. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate further, resulting in a material adverse impact on the Company's financial position and results of operations.

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

Recovery from the effects of the devaluation will depend on the approval of new price increases by the Yugoslavian government. Subsequent to the devaluation, the Company, along with others in the Yugoslavian pharmaceutical industry, applied to the government for price increases in an amount believed to be adequate to make possible a recovery from the effects of the devaluation. However, the Yugoslavian government did not approve any significant price increases and the Company, along with many of its competitors, suspended all direct sales to the Yugoslavian government in an effort to encourage the Yugoslavian government to approve price increases. The suspension of sales to the Yugoslavian government continued through the third quarter of 1998. The Company is unable to predict the amount and timing of future price increases that may be allowed by the Yugoslavian government, if any, and the resultant impact on future earnings.

Credit Risk: Through the first quarter of 1998, the majority of ICN Yugoslavia's domestic sales were made to the Yugoslavian government or government-funded entities. During early 1997, the Company established credit terms with the Yugoslavian government under which future receivables were interest-bearing with one year terms and payable in dinars, but fixed in dollar amounts. At December 31, 1997, the Company had approximately $145,431,000 of notes receivable from the Yugoslavian government under such terms. During the first quarter of 1998, the Company continued to make sales to the Yugoslavian government and government-sponsored entities under similar terms in order to reduce the Company's exposure to losses resulting from exchange rate fluctuations, but sales were suspended in April 1998, following the devaluation. As of September 30, 1998, the Yugoslavian government had defaulted on the outstanding balance of the notes receivable of approximately $176,204,000. In negotiations with the Company subsequent to the default, the Yugoslavian government is seeking concessions from the Company, including the forgiveness of a substantial portion of the amounts owed, and has ceased making all of the payments required under the original credit agreements. The Company is currently working to renegotiate the credit terms.

As a result of the government's default and the suspension of sales to the government, the Company recorded a $173,440,000 charge against earnings at ICN Yugoslavia in the second quarter of 1998; a portion of this charge is included in cost of sales ($3,667,000) and interest income ($4,127,000) in the accompanying condensed consolidated statements of income. The charge consists of a $151,204,000 reserve for estimated losses on notes receivable (including accrued interest), a $7,757,000 reserve for accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets. Pending resolution of the negotiations and the approval of price increases, ICN Yugoslavia has suspended all direct credit sales to the Yugoslavian government and/or government-sponsored entities.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and during the nine months ended September 30, 1998 SFr 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock and the remainder of the New Certificates were redeemed for cash. Upon the exchange and redemption of the New Certificates, marketable securities held in trust for the payment of the New Certificates, having a market value of approximately $22,958,000, became available to the Company. The exchange increased stockholders' equity by $25,399,000 and reduced long-term debt and accrued interest by $4,680,000.

In March 1998, ICN Yugoslavia acquired a 33.7% interest in a healthcare center in the Republic of Montenegro, from the Yugoslavian government in exchange for 147,000,000 dinars ($24,400,000) of accounts receivable and approximately
$1,200,000 in cash. The Company has guaranteed the collection of the accounts receivable given as consideration for the health institute. As of September 30, 1998, the Company remains obligated for up to 52,300,000 dinars under this guarantee. ICN Yugoslavia also acquired a 15% interest in the financial institution Komercijalna Banka A.D. from the Yugoslavian government in exchange for 28,600,000 dinars ($4,700,000) of accounts receivable.

In January 1997, the Company issued approximately 811,000 shares of common stock as payment of its $10,000,000 obligation under the 1987 class action settlement. Also during the nine months ended September 30, 1997, the Company accrued a third quarter common stock dividend of $3,085,000. The Company also issued approximately 131,000 shares of common stock as payment of preferred stock dividends of $1,875,000.

Cash paid for income taxes for the nine months ended September 30, 1998 and 1997 was $8,286,000 and $2,629,000, respectively. Cash paid for interest, net of amounts capitalized, for the nine months ended September 30, 1998 and 1997 was $27,448,000 and $3,888,000, respectively.


13.  SUBSEQUENT EVENTS

In November, 1998 the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann-La Roche Ltd. ("Roche"). The products include Dalmadorm, a sleep disorder drug; Fluor-Uracil, an oncology product; Librax, a treatment for gastrointestinal disorders; and Mogadon, a sleep disorder drug also used to treat epilepsy. Aggregate consideration for the products was $178,800,000, paid in a combination of $89,400,000 cash and 2,883,871 shares of the Company's common stock, valued at $89,400,000. Under the terms of the Company's agreement with Roche, the Company has guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. Should Roche sell any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. Should the market price of the Company's common stock be below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock.

Also effective October 1, the Company acquired from SKB the rights within Latin America to three ethical pharmaceutical products, including Breacol, Cynoplus and Cytomel for $2,800,000.

17
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

The Company's operations in Eastern Europe have been adversely affected by recent economic and political developments in the region, including the increasingly volatile Russian economic situation. In response to worsening liquidity and declining currency reserves, the Russian government has continued to seek international financial assistance. The Russian Central Bank has used recent financial assistance from the International Monetary Fund, along with its existing monetary reserves, in an effort to support the value of the ruble. However, in August 1998, the Central Bank announced that it was no longer able to support the ruble at its then-current exchange rate of approximately 6.3 rubles to $1, and that it would allow the ruble to fall as far as 9.5 rubles to $1. Subsequently, the ruble fell sharply and the Russian Central Bank was unable to support the ruble, even at the previously-announced level. In September 1998, there have been large fluctuations in exchange rates for the ruble and the value of the ruble has continued to decline in relation to the dollar, at times exceeding 20 rubles to $1, a decline of more than 68% from the ruble's mid-August 1998 level. As of September 30, 1998, the exchange rate was approximately 16.1 rubles to $1. As a result of the decline in the ruble exchange rate, the Company recorded a foreign currency translation loss of $31,708,000 related to its Russian operations in the quarter ended September 30, 1998.

The Company believes the economic crisis in Russia has adversely affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience severe liquidity shortages as rubles are in short supply, and as Russian companies' hard-currency assets remain frozen in Russian banks. This liquidity crisis has diminished many Russian companies' ability to pay their debts, and is likely to lead to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, increasing pressure on the Company and other producers to limit price increases (in hard currency terms). These factors have and may continue to adversely affect sales and gross margins in the Company's Russian operations.

At ICN Yugoslavia, the Company's operations continue to be affected by the April 1998 devaluation of the dinar, and by the Company's previously-announced suspension of sales to the Yugoslavian government. In addition, ICN Yugoslavia's export sales for the quarter ended September 30, 1998 have been and will continue to be affected by the economic crisis in Russia. In the second and third quarters of 1998, the Yugoslavia government defaulted on its obligations to the Company under $176,204,000 of accounts and notes receivable--see "ICN Yugoslavia".

As a result of these factors, the Company has recorded provisions for losses related to Eastern Europe totaling $42,289,000 and $215,729,000 in the three months and nine months ended September 30, 1998. The third quarter charge consists of reserves for accounts receivable of $37,873,000, the write-off of certain investments of $2,011,000, and a reduction in the value of certain inventories of $2,405,000. The provision for losses related to Eastern Europe for the nine months ended September 30, 1998 also includes a provision of
$173,440,000  in  Yugoslavia,   offset  by  minority  interest  of  $43,360,000,
representing a reserve for notes and accounts receivable due from the Yugoslavian government and government-sponsored entities of $165,646,000, charges to cost of sales of $3,667,000 and a charge against interest of $4,127,000.

The Company continues to pursue strategic acquisitions that balance its Eastern European operations with an enhanced Western presence. In November 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from Roche for $178,800,000 in cash and common stock. The products include Dalmadorm, a sleep disorder drug; Fluor-Uracil, an oncology product; Librax, a treatment for gastrointestinal disorders; and Mogadon, a sleep disorder drug also used to treat epilepsy. In addition, the Company recently entered into agreements with Senetek plc under which it obtained the worldwide marketing rights to AdrenaJect(R), a device which automatically delivers epinephrine to treat anaphylactic shock, and the United States marketing rights to Kinetin(R), a skin cream to inhibit signs of aging. The Company will market these products primarily through its existing North American and Western Europe operations. In Latin America, the Company has recently acquired the rights to market three products from SKB, and has acquired a pharmaceutical distributor in Brazil. The Company believes these acquisitions complement its existing product lines and increase its Latin America market presence.

RESULTS OF OPERATIONS

Certain financial information for the Company is set forth below.

                                               Three Months Ended                   Nine Months Ended
(in thousands)                                    September 30,                       September 30,
                                        ---------------------------------  ---------------------------------
                                              1998             1997              1998             1997
                                        ---------------   ---------------  ---------------   ---------------

Pharmaceutical
   North America                        $        32,250   $        22,663  $       105,435   $        70,750
   Latin America                                 19,380            16,443           59,882            42,898
   Western Europe                                12,535            13,547           37,969            31,352
   Eastern Europe                                64,896            98,964          322,255           280,929
   Asia, Africa, Australia                       12,445             7,301           37,255            15,133
                                        ---------------   ---------------  ---------------   ---------------

   Total Pharmaceutical                         141,506           158,918          562,796           441,062
Biomedical                                       14,854            18,479           47,251            55,532
                                        ---------------   ---------------  ---------------   ---------------

   Product sales                                156,360           177,397          610,047           496,594

Royalties                                         6,631               --            26,683               --
                                        ---------------   ---------------  ---------------   ---------------

   Total revenues                       $       162,991   $       177,397  $       636,730   $       496,594
                                        ===============   ===============  ===============   ===============

Cost of product sales                   $        70,972   $        77,309  $       278,585   $       228,070

Gross profit margin                                 55%               56%              54%               54%


Product sales: The decline in pharmaceutical net sales of $17,412,000 (11%) for the three months ended September 30, 1998 primarily reflects the continued suspension of sales to the Yugoslavian government and the impact of the Russian economic crisis on our Eastern European business. Pharmaceutical sales in North America increased $9,587,000 or 42% due primarily to the acquisition of products from Roche.

The increase in pharmaceutical net sales of $121,734,000 (28%) for the nine months ended September 30, 1998 reflects double-digit growth in each of the Company's operating regions. Sales in Eastern Europe increased $41,326,000 (15%) due to additional sales from acquisitions in Russia, Poland and the Czech Republic, which offset a $30,908,000 decline in sales in Yugoslavia. The acquisition of products from Roche contributed to sales increases in North America and Western Europe. In Latin America, sales reflect continued growth in the Company's base business and sales of the products acquired from Cassara. The acquisition of products from SKB contributed to the sales increase in the Asia, Africa, and Australia region.

Pharmaceutical net sales in Eastern Europe were $64,896,000 and $322,255,000 for the three and nine months ended September 30, 1998, compared to $98,964,000 and $280,929,000 for the same periods in 1997. For the quarter, sales at ICN Yugoslavia decreased $47,527,000 due primarily to lower domestic sales resulting from the effects of the April 1998 devaluation of the dinar and the continued suspension of sales to the Yugoslavian government, and decreased export sales, principally to customers in Russia (see "ICN Yugoslavia"). The sales decrease in Yugoslavia was partially offset by $26,678,000 additional sales from the Company's acquisitions of Polfa Rzeszow, S.A. in Poland, VUAB in the Czech Republic, and Marbiopharm and AO Tomsk Chemical Pharmaceutical Plant in Russia, each subsequent to the quarter ended September 30, 1997. Excluding the sales contribution of acquisitions, the Company experienced an overall sales decline of approximately 28% in its Russian base business.

Sales in Eastern Europe for the nine months ended September 30, 1998 increased $41,326,000, reflecting increased sales from the aforementioned acquisitions of $75,424,000, which were partially offset by a net $30,908,000 decrease in sales at ICN Yugoslavia and a $6,654,000 decrease in sales at ICN Hungary. In Russia, sales increased by $3,464,000 (4%), excluding growth from the 1997 acquisitions, due to increased volume and price increases in the first and second quarters of 1998.

Pharmaceutical net sales in North America were $32,250,000 and $105,435,000 for the three and nine months ended September 30, 1998, compared to $22,663,000 and $70,750,000 for the same periods in 1997. The $9,587,000 (42%) increase in net sales for the quarter is primarily the result of the Company's acquisition of the rights to certain products from Roche in the third and fourth quarters of 1997, which generated additional sales of $11,837,000 in the third quarter of 1998. This was partially offset by lower sales of certain dermatological and hormone replacement products. For the nine months ended September 30, 1998, the $34,685,000 (49%) increase in net sales is primarily the result of the acquisition of the rights to the Roche products, which generated additional sales of $47,028,000. Increased sales of the acquired products were partially offset by lower sales of certain dermatological products.

Pharmaceutical net sales in Latin America were $19,380,000 and $59,882,000 for the three and nine months ended September 30, 1998, compared to $16,443,000 and $42,898,000 for the same periods in 1997. For the quarter and nine months ended September 30, 1998, the increase in net sales of $2,937,000 (18%) and $16,984,000 (40%), respectively, is primarily due to price increases and higher unit volume, partially offset by unfavorable currency exchange fluctuations. The increase also reflects third quarter 1998 sales of $1,362,000 and nine month sales of $7,237,000 generated by the products which the Company acquired from Cassara and Roche subsequent to September 30, 1997. Excluding the effect of the acquired products, product sales for Latin America for the nine months ended September 30, 1998 increased 23% over the same period of 1997.

Pharmaceutical net sales in Western Europe were $12,535,000 and $37,969,000 for the three and nine months ended September 30, 1998, compared to $13,547,000 and $31,352,000 for the same periods in 1997. The increase in net sales for the nine months ended September 30, 1998 of $6,617,000 (21%) is primarily due to the Company's acquisition of the rights to certain products from Roche in the third and fourth quarters of 1997, which generated additional sales of $11,101,000.

Pharmaceutical net sales in Asia, Africa and Australia were $12,445,000 and $37,255,000 for the three and nine months ended September 30, 1998, compared to $7,301,000 and $15,133,000 for the same periods in 1997. The increase for the three and nine months ended September 30, 1998 of $5,144,000 (70%) and $22,122,000 (146%) is primarily due to the 1998 acquisition of the rights to 39 prescription and over-the-counter pharmaceutical products from SKB, which generated sales of $7,876,000 and $18,394,000 for the three and nine months ended September 30, 1998, respectively.

Biomedical segment net sales for the three and nine months ended September 30, 1998 were $14,854,000 and $47,251,000 compared to $18,479,000 and $55,532,000 for the same periods of 1997. The decrease for the three months and nine months ended September 30, 1998 of $3,625,000 (20%) and $8,281,000 (15%) is primarily due to lower unit sales volume in certain diagnostics product lines. The decrease for the nine month period is also affected by the 1997 net sales amounts including dosimetry product shipments made to fulfill higher than normal order backlog which existed at the beginning of the 1997 first quarter.

Royalties: Royalties represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough Corporation ("Schering-Plough"). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C
(HCV) in combination with Schering-Plough's alpha interferon. Schering-Plough has received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy, containing Rebetol(TM) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection (the "Combination Therapy"), for the treatment of HCV in patients with compensated liver disease who have relapsed following alpha interferon therapy and in June 1998 Schering-Plough began selling the Combination Therapy in the United States. Also in June 1998, Schering-Plough submitted a Marketing Authorization Application for the Combination Therapy to the European Medicines Evaluation Agency for the treatment of relapsed HCV patients. Schering-Plough has also filed a supplemental New Drug Application with the FDA for the Combination Therapy for the treatment of HCV in patients with compensated liver disease previously untreated with alpha interferon therapy.

Royalty revenues for the three and nine months ended September 30, 1998 include amounts earned from United States commercial sales made by Schering-Plough subsequent to receipt of FDA approval, as well as royalties on compassionate use sales outside the United States, primarily in Western Europe. Royalty revenues for the nine months ended September 30, 1998 also include a one-time payment of $16,500,000 which the Company received from Schering-Plough in consideration for the sale to Schering-Plough of additional marketing rights in the European

Union, in settlement of past royalties, and as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union.

Gross Profit: Gross profit as a percentage of product sales decreased to 55% for the three months ended September 30, 1998, compared to 56% for the same period in 1997. The decrease for the third quarter is primarily attributable to gross margin declines in Yugoslavia and Russia. Subsequent to the April 1998 devaluation of the Yugoslavian dinar, gross profit margins at ICN Yugoslavia suffered as sales are translated at higher exchange rates, while no significant price increases were received. Gross profit margins at ICN Yugoslavia were further impacted as inventories manufactured prior to the devaluation are charged to cost of sales at the higher historical exchange rate. Gross profit margins for ICN Yugoslavia are likely to continue to be adversely affected by, among other factors, the lack of price increases--see "ICN Yugoslavia." The margins in Russia were adversely impacted by the weakening of the ruble. While the Company is generally able to set its prices for Russian markets without government approval, the severe liquidity crisis in Russia and the reduced purchasing power of Russian consumers after the devaluation of the ruble restricted price increases to a level which does not fully offset the impact of the devaluation. Gross profit margins at ICN Russia were further impacted as inventories manufactured prior to the devaluation are charged to cost of sales at the higher historical exchange rate. The overall gross margins for Eastern Europe were 38% for the third quarter of 1998, compared to 46% for the same period in 1997. The effects of recent events in Eastern Europe were partially offset by improved margins in North America, Western Europe and Latin America resulting from the sales of the products acquired from Roche and Cassara, which generally yield relatively high gross profit margins.

For the nine months ended September 30, 1998, gross profit as a percentage of product sales was 54% compared to 54% for the same period in 1997. The gross margins in Eastern Europe for the nine months ended September 30, 1998 were 43% compared to 44% for the same period in 1997. This decrease resulted from the impact of devaluations and economic problems in Yugoslavia and Russia. Offsetting the declines in Eastern Europe are improved margins in most of the Company's operating regions primarily due to product acquisitions.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $81,373,000 (50% of revenues) and $228,999,000 (36% of revenues) for the three and nine months ended September 30, 1998, compared to $54,187,000 (31% of revenues) and $165,369,000 (33% of revenues) for the same periods in 1997. The Company's acquisition of four pharmaceutical companies in Eastern Europe and the acquisition of product rights from Roche and SKB (all subsequent to September 30, 1997) generated additional expenses of $22,867,000 and $48,680,000 for the three months and nine months ended September 30, 1998, of which approximately $2,995,000 and $9,112,000 represents increased amortization of goodwill and purchased intangibles. In addition, the ongoing development of the sales, marketing, and administrative functions at the Company's Eastern European headquarters in Moscow, Russia resulted in additional expenses of $7,509,000 and $15,106,000 for the three months and nine months ended September 30, 1998. The 1997 periods also include a $12,000,000 charge related to the settlement of litigation. Other increases in selling, general and administrative costs reflect increased expenditures, primarily in the Company's Eastern European operations and at its United States corporate offices, to support the Company's recent acquisitions and increased sales volume in the base business.

Research and Development: Research and development expenditures were $5,139,000 and $16,640,000 for the three and nine months ended September 30, 1998, compared to $4,290,000 and $13,210,000 for the same periods in 1997. The increase reflects the Company's continued investment in the development of products, primarily at its facilities in the United States and Eastern Europe.

Translation and Exchange Gains and Losses, Net: Foreign exchange losses, net, were $35,259,000 for the three months ended September 30, 1998, compared to $1,494,000 for the same period in 1997. In the third quarter of 1998, the Company's Russian operations recorded a translation loss of $31,708,000 representing the effect of the approximately 65% devaluation of the ruble during the quarter. Additionally, the Company's operations in Poland and Hungary recorded transaction losses of $1,554,000 and $2,240,000 during the quarter, principally related to foreign-denominated debt. In the third quarter of 1997 the Company recorded net foreign exchange losses of $1,494,000, consisting of $2,849,000 of translation losses, primarily related to ICN Yugoslavia's net monetary asset position, partially offset by $1,363,000 of translation gains related to the Company's foreign-denominated debt.

Foreign exchange losses, net, were $59,983,000 for the nine months ended September 30, 1998, compared to $7,204,000 for the same period in 1997. The foreign exchange losses for the nine months ended September 30, 1998 include losses of $34,955,000 at the Company's Russian operations, principally due to the third quarter devaluation of the ruble. ICN Yugoslavia recorded losses of $20,993,000 in 1998, including the effect of the April 1998 devaluation of the dinar. Additionally, the Company recorded foreign currency transaction losses of $3,122,000 in Hungary and $1,523,000 in Poland. For the nine months ended September 30, 1997, net translation losses include $10,403,000 of translation losses, primarily related to ICN Yugoslavia's net monetary asset position, partially offset by $3,095,000 of translation gains related to the Company's foreign-denominated debt.

Interest Income and Expense: Interest expense during the three months ended September 30, 1998 increased $6,940,000 compared to the same period in 1997, primarily due to interest expense on the Company's $275,000,000 9-1/4% Senior Notes due 2005, issued in August 1997 and interest on the Company's $200,000,000 8-3/4% Series B Senior Notes due 2008, issued in August 1998 (collectively referred to as "Senior Notes"). Interest on the Senior Notes was partially offset by interest savings resulting from the conversion of certain long-term debt to common stock. Interest income decreased to $2,353,000 in 1998 from $6,392,000 in 1997 as the Company has ceased recognizing interest income on its notes receivable from the Yugoslavian government, partially offset by increased earnings from the investment of a significant portion of the proceeds of the Senior Notes.

For the nine months ended September 30, 1998, interest expense increased $11,366,000 compared to the same period in 1997, primarily due to interest expense on the Company's Senior Notes. Interest on the Senior Notes was partially offset by interest savings resulting from the conversion of certain long-term debt to common stock and capitalization of interest costs related to plant construction at ICN Yugoslavia. Interest income for the nine months ended September 30, 1998 decreased to $9,576,000 in 1998 from $9,855,000 in the comparable 1997 period due to not recognizing income on notes receivable from the Yugoslavian government, partially offset by increased earnings on the investment of a significant portion of the proceeds of the Senior Notes

Income Taxes: The Company's benefit for income taxes for the three months ended September 30, 1998 was $4,840,000 compared to $521,000 the same period of 1997. The benefit recorded in 1998 primarily represents the tax benefits resulting from United States-based pretax losses.

For the nine months ended September 30, 1998, the Company recorded a provision for taxes of $5,147,000 compared to a tax benefit of $12,311,000 for the same period in 1997. In 1998, the Company recorded tax provisions in North America of $2,929,000 and Latin America of $4,238,000, partially offset by a tax benefit recorded in Eastern Europe. Income taxes for the 1997 period include a deferred tax benefit of $25,854,000 resulting from the Company's recognition of a deferred tax asset for net operating losses and tax benefits expected to be realized in the future.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, cash used in operating activities totaled $13,826,000. Operating cash flows reflected the Company's net loss of $128,773,000 and working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $154,324,000, offset by net noncash charges (including the $215,729,000 of provisions for losses related to Eastern Europe, along with depreciation, minority interest, and foreign exchange gains and losses) of $269,271,000. The working capital increases are principally related to increases in accounts and notes receivable, especially at ICN Yugoslavia and at the Company's Russian operations. In the third quarter, the collection period of receivables from the Company's Russian customers has been adversely affected by the current Russian economic crisis, which has dramatically reduced the availability of cash among Russian companies. The collection period of receivables at ICN Yugoslavia continues to be affected by the lack of availability of dinars in Yugoslavia--see "ICN Yugoslavia". The Company's inventories increased by approximately $29,817,000, primarily to support increased sales volume in the Company's Eastern European operations and a build-up of inventories of recently-acquired products. Prepaid expenses and other assets increased approximately $35,219,000, primarily due to vendor prepayments made in Yugoslavia and Russia to reduce the Company's exposure to exchange rate fluctuations. These amounts were partially offset by an increase in trade payables and accrued liabilities of $20,791,000 and other working capital changes.

Cash used in investing activities of $130,423,000 for the nine months ended September 1998 includes $69,411,000 paid for the acquisition of the rights to certain products from SKB and Cassara. The Company also purchased VUAB, and acquired a portion of the minority interests in five of its subsidiaries. In addition, the Company made capital expenditures of $84,908,000, principally representing the continuation of its plant expansion efforts. These amounts were partially offset by proceeds from the sale of marketable securities of $22,958,000 and proceeds from the sale of fixed assets of $938,000.

Cash provided by financing activities totaled $192,946,000 during the nine months ended September 30, 1998, including proceeds of long-term borrowings totaling $215,573,000. In August 1998, the Company completed a private placement of $200,000,000 of its 8-3/4% Senior Notes due 2008 for net proceeds of approximately $190,821,000. Other sources of cash from financing activities included proceeds of $6,707,000 from the exercise of employee stock options and a net increase in short-term borrowings of $1,188,000. The Company also received proceeds of $4,299,000 related to shares of its common stock issued in the Company's acquisition of certain product rights from Roche in 1997; under the purchase agreement, the Company was entitled to a portion of the proceeds realized by Roche from the sale of the shares in excess of a specified price. These amounts were partially offset by principal payments on long-term debt of $22,192,000, and cash dividends paid on common stock of $12,629,000. The dividend payments reflect higher levels of shares outstanding and a 12.5% increase in the per share dividend from the same period in 1997.

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

In September 1998, the Company's Board of Directors declared a third quarter cash dividend of $.06 per share payable on October 28, 1998 to shareholders of record on October 14, 1998.

Demands on Liquidity: The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents at September 30, 1998 totaled $255,439,000, compared to $209,896,000 at December 31, 1997. Working capital at September 30, 1998 was $500,695,000 compared to $585,606,000 at December 31, 1997. The decrease in working capital is primarily due to the provisions for losses related to Eastern Europe (principally on accounts and notes receivable) of $215,729,000 and cash payments of approximately $69,411,000 for the acquisition of product rights and businesses, partially offset by the proceeds of the Company's recently-completed offering of its 8-3/4% Senior Notes due 2008. Certain of the Company's lines of credit and long term borrowings include covenants restricting the payment of dividends, the issuance of new indebtedness, and the repurchase of the Company's common stock and requiring the maintenance of certain financial ratios. Management believes that funds generated from operations, along with its existing cash reserves, will be sufficient to meet its normal operating requirements.

In November 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann-La Roche Ltd. ("Roche"). The products include Dalmadorm, a sleep disorder drug; Fluor-Uracil, an oncology product; Librax, a treatment for gastrointestinal disorders; and Mogadon, a sleep disorder drug also used to treat epilepsy. Aggregate consideration for the products was $178,800,000, paid in a combination of $89,400,000 cash and 2,883,871 shares of the Company's common stock, valued at $89,400,000. The Company also has several preliminary acquisition prospects that may require significant funds in 1998.

The August 1998 devaluation of the Russian ruble decreased the Company's working capital by approximately $32,000,000. In addition, the current economic crisis in Russia continues to adversely affect the Company's operating cash flows in that region, as its Russian customers continue to experience severe liquidity shortages. The Company may need to invest additional working capital in Eastern Europe to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. In connection with a recent acquisition, the Company has guaranteed the collection of certain accounts receivable and could potentially be required to pay up to 52,300,000 dinars in the event that any such accounts are ultimately uncollectible.

Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its liquidity requirements and to fund anticipated acquisitions and capital expenditures. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

The Company and certain subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.


INFLATION AND CHANGING PRICES

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies which occur from time to time have, and may in the future, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

As of September 30, 1998, the Company had a net monetary asset position in Russia of approximately $20,340,000 which is subject to loss in the event of further decline in the value of the ruble. Due to the extremely large fluctuation in the ruble exchange rate, the ultimate amount of any future foreign exchange loss the Company may incur cannot presently be determined and such loss may have a material adverse effect on the Company's financial position and results of operations. The Company's management continues to work to reduce its net monetary exposure, including the tightening of credit policies and increased accounts receivable collection efforts including, in some cases, discounts for early payment from customers. However, there can be no assurance that such efforts will be successful.

The Company and its subsidiaries are also subject to foreign currency risk on its foreign-denominated debt of approximately $38,722,000 at September 30, 1998, which is primarily denominated in Swiss francs and German marks and, at Alkaloida and Polfa Rzeszow, in U.S. dollars.

The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. While the Company attempts to raise selling prices in anticipation of inflation, the Company has been affected by the lag in allowed price increases in Yugoslavia and Mexico, which has created lower sales in U.S. dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation. Pharmaceutical prices in the United States and the Russian pharmaceutical markets are not heavily regulated by the government. However, the recent economic crisis in Russia has limited the Company's ability to increase prices in the Russian market.


ICN YUGOSLAVIA

ICN Yugoslavia, a 75% owned subsidiary, operates in a business environment that is subject to significant economic volatility and political instability. The economic conditions in Yugoslavia include continuing liquidity problems, inflationary pressures, unemployment, a weakened banking system and a high trade deficit. Between May 1992 and December 1995, ICN Yugoslavia operated under United Nations' sanctions that severely limited its ability to import raw materials and prohibited all exports. While most of these sanctions were subsequently suspended, in June 1998, the European Union and the United States imposed additional economic sanctions on Yugoslavia in response to the continued violence by government forces against the Albanian population in Kosovo. On June

8, 1998, the United States announced a ban on new American investments in Yugoslavia and a freeze on the assets of that country in the United States. The future of the economic and political environment of Yugoslavia is uncertain and could deteriorate further, resulting in a material adverse impact on the Company's financial position and results of operations.

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

Recovery from the effects of the devaluation will depend on the approval of new price increases by the Yugoslavian government. Subsequent to the devaluation, the Company, along with others in the Yugoslavian pharmaceutical industry, applied to the government for price increases in an amount believed to be adequate to make possible a recovery from the effects of the devaluation. However, the Yugoslavian government has not approved any significant price increases and in April 1998 the Company, along with many of its competitors, suspended all direct sales to the Yugoslavian government in an effort to encourage the Yugoslavian government to approve price increases. The suspension of sales continued through the third quarter of 1998. The Company is unable to predict the amount and timing of future price increases that may be allowed by the Yugoslavian government, if any, and the resultant impact on future earnings.

As of June 30, 1998 the Company had notes receivable, including accrued interest, of approximately $176,204,000 due from the Yugoslavian government and as of September 30 1998, the Yugoslavian government had defaulted on its obligations under the notes. In negotiations with the Company subsequent to the default, the Yugoslavian government is seeking concessions from the Company, including the forgiveness of a substantial portion of the amounts owed, and has ceased making all payments required under the original credit agreements.

As a result of the government's default and the suspension of sales to the government, the Company recorded a $173,440,000 charge against earnings ($130,080,000 after minority interests) at ICN Yugoslavia in the second quarter of 1998. The charge consists of a $151,204,000 reserve for estimated losses on notes receivable, a $7,757,000 reserve for accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets.

The Company continues to work to renegotiate the credit terms and is hopeful that an agreement will be reached on the amounts due the Company and future sales to the government. If an agreement is reached on future sales, it is likely that the level of these sales will be substantially lower than the level of sales prior to the default. The Company intends to expand ICN Yugoslavia's selling efforts toward the private sector and export customers. However, the outcome of these efforts is uncertain and there can be no assurance that the Company will be able to generate new business to replace the government sales, or that revenues from such new business will be adequate to sustain operations at ICN Yugoslavia. The Company has taken actions to reduce operating costs at ICN Yugoslavia by placing approximately 1,000 employees on paid leave, which allows the Company to pay 60% of an employee's salary rather than a full salary. Yugoslavian law requires the payment of a two-year severance benefit to terminated employees. The Company may consider employee terminations in the future to reduce its operating costs. Should the Company be unable to reach an agreement providing for the resumption of sales to the Yugoslavian government or to generate adequate non-government sales, there may be a further material adverse impact on the Company's financial position and results of operations.

Yugoslavia is also subject to political instability. The elections that took place in 1997 have not resulted in a change of political leadership that would provide a foundation for significant economic reforms. The Federal Republic of Yugoslavia is comprised of two states, Serbia and the much smaller state of Montenegro. Within Yugoslavia there exist political dissension and unrest. The state of Montenegro has been active in seeking greater autonomy from Serbia. Additionally, in Kosovo, ethnic Albanians are also seeking independence from Serbia. Recent armed conflicts in Kosovo between ethnic Albanians and Serbian forces continue to escalate and have contributed to increased instability in the Balkans.

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


THE YEAR 2000 ISSUE

The Company is pursuing an action plan to be Year 2000 compliant in all locations by the third quarter of 1999. The Company does not have heavy reliance on custom, internally generated software; the Company principally uses third party software that is, in most cases, already Year 2000 compliant. The Company has completed an assessment of its worldwide computer systems and has determined that it will be required to perform some modification or replacement of software so that all systems will properly utilize dates beyond December 31, 1999. As of September 30, 1998, the Company has spent approximately $3,800,000 to upgrade its systems to be Year 2000 compliant, and considers its information systems to be 85% Year 2000 compliant. The Company recently converted its Russian operations to Year 2000 compliant software.

The remaining projects that must be completed for full Year 2000 compliance are software upgrades at the Company's plants in Hungary and Puerto Rico. The purchase of replacement software is necessary to maintain the existing "Good Manufacturing Practices" status of these plants. The company has identified appropriate replacement software for these facilities and prepared implementation plans. Installation is expected to begin early in 1999. The estimated cost to complete the conversion to full Year 2000 compliance is estimated to be approximately $4,500,000 which will be spent primarily in 1999 and funded with cash from operations. The Company does not consider itself particularly vulnerable to third parties' failure to remediate those third parties' own Year 2000 issues, and continues to monitor the issue.


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

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

See Note 9 of Notes to Consolidated Condensed Financial Statements


Item 5.  OTHER INFORMATION

ACQUISITION OR DISPOSITION OF ASSETS

In November, 1998 the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann-La Roche Ltd. ("Roche"). The products include Dalmadorm, a sleep disorder drug; Fluor-Uracil, an oncology product: Librax, a treatment for gastrointestinal disorders; and Mogadon, a sleep disorder drug also used to treat epilepsy. Aggregate consideration for the products was $178,800,000, paid in a combination of $89,400,000 cash and 2,883,871 shares of the Company's common stock, valued at $89,400,000. Under the terms of the Company's agreement with Roche, the Company has guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. Should Roche sell any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. Should the market price of the Company's common stock be below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock. The cash portion of the purchase price was paid using the Company's existing cash, including a portion of the proceeds of the August 1998 private placement of $200,000,000 of its 8-3/4% Senior Notes due 2008.

Roche marketed the pharmaceutical products internationally. The Company intends to use the acquired assets for the same purposes.

FINANCIAL STATEMENTS OF BUSINESS ACQUIRED

The Company intends to file the required financial statements within 60 days of the date that this report is required to be filed.

PRO FORMA FINANCIAL INFORMATION

The Company intends to file the required pro forma financial information within 60 days of the date that this report is required to be filed.

EXHIBITS

The Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann - LaRoche Ltd. and ICN Puerto Rico, Inc. is filed as an exhibit to this Form 10-Q Quarterly Report.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann - LaRoche Ltd. and ICN Puerto Rico, Inc.

         15.1            Review Report of Independent Accountants

         15.2            Awareness Letter of Independent Accountants

         27              Financial Data Schedule

(b)      Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 1998:

         Form 8-K dated July 19, 1998, reporting the Company's intent to provide a reserve for notes receivable from the Yugoslavian government, and reporting the sale to Schering-Plough Corporation of the rights to co-market oral ribavirin for the treatment of hepatitis C in the European Union.

         Form 8-K dated July 24, 1998, reporting the Company's intent to issue $200,000,000 of Senior Notes in a private placement transaction.

         Form 8-K dated September 16, 1998 reporting recent developments relating to the United States Securities and Exchange Commission's Order Directing Private Investigation and Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc. (P-177).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ICN PHARMACEUTICALS, INC.
                                 Registrant


Date:  November 13, 1998         /s/   MILAN PANIC
                                 ----------------------------------------------

                                 Milan Panic
                                 Chairman of the Board and Chief
                                      Executive Officer



Date:  November 13, 1998         /s/   JOHN E. GIORDANI
                                 ----------------------------------------------
                                 John E. Giordani
                                 Executive Vice President, Chief
                                      Financial Officer and Corporate Controller

                                  EXHIBIT INDEX



Exhibit

 10.1     Asset Purchase Agreement dated October 2, 1998 by and between
          F. Hoffmann -  LaRoche Ltd. and ICN Puerto Rico, Inc.
 15.1     Review Report of Independent Accountants

 15.2     Awareness Letter of Independent Accountants

 27       Financial Data Schedule