Form 10-Q/A
period 1998-09-30
ICN PHARMACEUTICALS INC
filed 1999-01-21
CIK 930184

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 Amendment No. 1

                                       to

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-11397
                                                 -------


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

                                 (714) 545-0100
                    ----------------------------------------
              (Registrant's telephone number, including area code)

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

--------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.


ICN Pharmaceuticals, Inc. (the "Company") hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 by deleting its responses to Part II, Items 5 and 6 contained in its original filing, and replacing such sections with the following:


PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

Acquisition or Disposition of Assets

In November 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann-La Roche Ltd ("Roche"). The products include Dalmadorm, a sleep disorder drug; Fluoro-Uracil, an oncology product: Librax, a treatment for gastrointestinal disorders; and Mogadon, a sleep disorder drug also used to treat epilepsy. Aggregate consideration for the products was $178,800,000, paid in a combination of $89,400,000 cash and 2,883,871 shares of the Company's common stock, valued at $89,400,000. Under the terms of the Company's agreement with Roche, the Company has guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. Should Roche sell any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. Should the market price of the Company's common stock be below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock. The cash portion of the purchase price was paid using the Company's existing cash, including a portion of the proceeds of the August 1998 private placement of $200,000,000 of its 8-3/4% Senior Notes due 2008.

Roche marketed the pharmaceutical products internationally. The Company intends to use the acquired assets for the same purposes. The Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann - La Roche Ltd and ICN Puerto Rico, Inc. have been previously filed as an exhibit to this Form 10-Q Quarterly Report.

Financial statements of business acquired

The following financial statements relating to the acquired products are included in this report:

               Special-Purpose Financial Statements of F. Hoffmann-La Roche Ltd

                    Report of Independent Accountants

                    Statement of Net Sales and Product Contribution for the year ended December 31, 1997

                    Notes to the Statement of Net Sales and Product Contribution

               Unaudited Interim Special-Purpose Financial Statements of F. Hoffmann-La Roche Ltd

                    Unaudited   Interim  Statement  of  Net  Sales  and  Product
                    Contribution for the nine months ended September 30, 1998

                    Notes to the Unaudited Statement of Net Sales and Product Contribution

Pro forma financial information

The following pro forma financial statements are included in this report:

               Unaudited Pro Forma Combined Condensed Statements of Income for the nine months ended September 30, 1998

               Unaudited Pro Forma Combined Condensed Statements of Income for the year ended December 31, 1997

               Unaudited Pro Forma Combined Condensed Balance Sheet as of September 30, 1998

               Notes  to  Unaudited  Pro  Forma  Combined  Condensed   Financial
               Statements

F. Hoffmann-La Roche Ltd

Special Purpose Statement
December 31, 1997

F. Hoffmann-La Roche Ltd

Index to Special Purpose Statement
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

     Report of Independent Accountant                                        1

     Statement of Net Sales and Product Contribution                         2

     Notes to the Special Purpose Statement                                  3-4

                        Report of Independent Accountants


To The Board of Directors
of F. Hoffmann-La Roche Ltd

We have audited the accompanying consolidated special purpose statement of net sales and product contribution of certain products (the "Products") as described in Note 1, of F. Hoffmann-La Roche Ltd and its affiliates for the year ended December 31, 1997. This special purpose statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this special purpose statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the special purpose statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall special purpose statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special purpose statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission to reflect the net sales and product contribution attributable to the Products described in Note 1 and is not intended to be a complete presentation of the Products' expenses and contribution.

In our opinion, the consolidated special purpose statement of net sales and product contribution audited by us presents fairly, in all material respects, the net sales and product contribution of the Products of F. Hoffmann-La Roche Ltd and its affiliates for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 15, 1999

F. Hoffmann-La Roche Ltd

Special Purpose Statement of Net Sales and Product Contribution
(in thousands)
--------------------------------------------------------------------------------


                                                                   Year Ended
                                                             December 31, 1997

     Net Sales                                                   $    69,037
     Cost of Goods Sold                                               20,671
                                                                 -----------
     Gross Profit                                                     48,366

     Direct Expenses                                                   4,142
                                                                 -----------
     Product Contribution                                        $    44,224
                                                                 ===========




The accompanying notes are an integral part of this special purpose statement of net sales and product contribution

F. Hoffmann-La Roche Ltd

Notes to The Special Purpose Statement of Net Sales and Product Contribution
(in thousands)
--------------------------------------------------------------------------------


1.     Basis of Presentation

       Effective October 1, 1998 F. Hoffmann-La Roche Ltd (the "Company") sold certain assets and the rights to manufacture and market certain products (the "Products") pursuant to an Asset Purchase Agreement (the "Agreement") to ICN Puerto Rico, Inc. The assets and rights sold related to the Products cover the entire world with the exception of India. The Products are sold, either through wholesalers or directly, to pharmacies, hospitals, physicians, and other healthcare institutions throughout all continents.

       The assets transferred, as more specifically described in the Agreement, include primarily trademarks, registrations, manufacturing technology and know-how exclusively used and dedicated to the Products, and inventories. All assets transferred, other than related inventories, had no net book value as of December 31, 1997. The Products transferred include:

            o  Dalmadorm/Dalmane
            o  Fluoro-Uracil
            o  Librax
            o  Mogadon

       The accompanying special purpose statement presents only net sales, costs of goods sold, and direct expenses (the "Product Contribution") of the Products for the year ended December 31, 1997. This special purpose statement includes all adjustments necessary for a fair presentation of the Product Contribution for the period presented. This special purpose statement has been prepared in accordance with the Company's accounting policies and is in accordance with generally accepted accounting principles in the United States. However, this special purpose statement does not purport to represent all the costs and expenses associated with a standalone separate company, or the costs which may be incurred by an unaffiliated company to achieve similar results.

       Net sales include allowances for sales returns, charge backs, rebates and other deductions. Cost of goods sold includes the corresponding direct production cost and related production overhead of goods manufactured.

       After considering the relative maturity of the Products in their life cycle, the variability of expenses in different regions, and other individual product characteristics, management has estimated that direct operating expenses, primarily

F. Hoffmann-La Roche Ltd

Notes to The Special Purpose Statement of Net Sales and Product Contribution
(in thousands)
--------------------------------------------------------------------------------




       marketing and distribution related, approximate 6% of net sales for the year ended December 31, 1997.


2.     Summary of Significant Accounting Policies

       Use of Estimates

       In conformity with generally accepted accounting principles, management has used estimates and assumptions that affect the reported amounts of net sales and product contribution and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

       Revenue Recognition

       Sales are recognized upon shipment of products to customers.

       Foreign Currency Valuation

       Sales, cost of goods sold, and direct expenses are translated into U.S. dollars at the average rates of exchange for the year ended December 31, 1997.


3.     Commitments and Contingencies

       Various lawsuits, claims and proceedings of a nature considered to be in the normal course of business are pending with regard to the Products. Management believes that these lawsuits, claims and proceedings will not have a material adverse effect on the reported net sales and product contribution.

       Concurrent with the sale of the Products, the Company entered into a two-year supply agreement with the buyer. Such agreement provides that the Company will manufacture the Products on behalf of the buyer, who will purchase the Products at agreed-upon prices, which approximate the Company's direct production costs and related production overhead costs of goods manufactured.

F. Hoffmann-La Roche Ltd

Special Purpose Statement of Net Sales and Product Contribution
(in thousands)
--------------------------------------------------------------------------------
                                    UNAUDITED

                                                              January 1 to
                                                        September 30, 1998

     Net Sales                                                $     46,106
     Cost of Goods Sold                                             12,865
                                                              ------------
     Gross Profit                                                   33,241

     Direct Expenses                                                 2,766
                                                              ------------
     Product Contribution                                     $     30,475
                                                              ============










The accompanying notes are an integral part of this special purpose statement of net sales and product contribution

F. Hoffmann-La Roche Ltd

Notes to The Special Purpose Statement of Net Sales and Product Contribution
(in thousands)
--------------------------------------------------------------------------------

                                    UNAUDITED

1.     Basis of Presentation

       Effective October 1, 1998 F. Hoffmann-La Roche Ltd (the "Company") sold certain assets and the rights to manufacture and market certain products (the "Products") pursuant to an Asset Purchase Agreement (the "Agreement") to ICN Puerto Rico, Inc. The assets and rights sold related to the Products cover the entire world with the exception of India. The Products are sold, either through wholesalers or directly, to pharmacies, hospitals, physicians, and other healthcare institutions throughout all continents.

       The assets transferred, as more specifically described in the Agreement, include primarily trademarks, registrations, manufacturing technology and know-how exclusively used and dedicated to the Products, and inventories. All assets transferred, other than related inventories, had no net book value as of September 30, 1998. The Products transferred include:

           o   Dalmadorm/Dalmane
           o   Fluoro-Uracil
           o   Librax
           o   Mogadon

       The accompanying special purpose statement presents only net sales, costs of goods sold, and direct expenses (the "Product Contribution") of the Products for the nine months ended September 30, 1998. This special purpose statement includes all adjustments necessary for a fair presentation of the Product Contribution for the period presented. This special purpose statement has been prepared in accordance with the Company's accounting policies and is in accordance with generally accepted accounting principles in the United States. However, this special purpose statement does not purport to represent all the costs and expenses associated with a standalone separate company, or the costs which may be incurred by an unaffiliated company to achieve similar results.

       Net sales include allowances for sales returns, charge backs, rebates and other deductions. Cost of goods sold includes the corresponding direct production cost and related production overhead of goods manufactured.

F. Hoffmann-La Roche Ltd

Notes to The Special Purpose Statement of Net Sales and Product Contribution
(in thousands)
--------------------------------------------------------------------------------

                                    UNAUDITED


       After considering the relative maturity of the Products in their life cycle, the variability of expenses in different regions, and other individual product characteristics, management has estimated that direct operating expenses, primarily marketing and distribution related, approximate 6% of net sales for the nine months ended September 30, 1998.


2.     Summary of Significant Accounting Policies

       Use of Estimates

       In conformity with generally accepted accounting principles, management has used estimates and assumptions that affect the reported amounts of net sales and product contribution and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

       Revenue Recognition

       Sales are recognized upon shipment of products to customers.

       Foreign Currency Valuation

       Sales, cost of goods sold, and direct expenses are translated into U.S. dollars at the average rates of exchange for the nine months ended September 30, 1998.


3.     Commitments and Contingencies

       Various lawsuits, claims and proceedings of a nature considered to be in the normal course of business are pending with regard to the Products. Management believes that these lawsuits, claims and proceedings will not have a material adverse effect on the reported net sales and product contribution.

       Concurrent with the sale of the Products, the Company entered into a two-year supply agreement with the buyer. Such agreement provides that the Company will manufacture the Products on behalf of the buyer, who will purchase the Products at agreed-upon prices, which approximate the Company's direct production costs and related production overhead costs of goods manufactured.

                            ICN PHARMACEUTICALS, INC.

          UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

The following Unaudited Pro Forma Combined Condensed Financial Statements of ICN Pharmaceuticals, Inc. and Subsidiaries as of September 30, 1998 and for the year ended December 31, 1997 and the nine months ended September 30, 1998 give effect to the acquisition of the rights to certain products (the "Acquired Products") from Roche, as if the acquisition had taken place as of January 1, 1997.

Acquisition of Product Rights

In November 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from Roche. The products include Dalmadorm, a sleep disorder drug; Fluoro-Uracil, an oncology product; Librax, a treatment for gastrointestinal disorders; and Mogadon, a sleep disorder drug also used to treat epilepsy. The acquisition is effective October 1, 1998.

Aggregate consideration for the products was $178,800,000, paid in a combination of $89,400,000 cash and 2,883,871 shares of the Company's common stock valued at $89,400,000. The value assigned to the common stock is based upon the initial guaranteed price under the terms of the Company's agreement with Roche. Under this agreement, the Company guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. If Roche sells any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. If the market price of the Company's common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock.

The Unaudited Pro Forma Combined Condensed Financial Statements are based on the historical operating results of the Company and the historical net sales and direct expenses of the Acquired Products, under the assumptions and adjustments set forth in the accompanying notes thereto. The Unaudited Pro Forma Combined Condensed Financial Statements may not be indicative of the results that actually would have occurred if the acquisitions had been consummated at the foregoing dates, or of the results which may be achieved in the future. The Acquired Products had no historical book value as of January 1, 1997 or for any period thereafter. The Unaudited Pro Forma Combined Condensed Balance Sheet is based on the historical balance sheet of the Company and the assumptions and adjustments set forth in the accompanying notes.

                            ICN PHARMACEUTICALS, INC.

           UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  (in thousands, except per share information)


                                                HISTORICAL       ACQUIRED      PRO FORMA        PRO FORMA
                                                   ICN          PRODUCTS(1)    ADJUSTMENTS         ICN
                                                -----------     ----------     -----------      ----------

Revenues:
 Product sales                                  $   610,047     $   46,106     $        --      $  656,153
 Royalties                                           26,683             --              --          26,683
                                                -----------     ----------     -----------      ----------
  Total revenues                                    636,730         46,106              --         682,836

Costs and expenses:
  Cost of product sales                             278,585         12,865              --         291,450
  Selling, general and
    administrative expenses                         228,999          2,766           6,455 (2)     245,687
                                                                                     7,467 (3)
  Research and development costs                     16,640             --              --          16,640
  Provision for losses related to Eastern Europe    205,530             --              --         205,530
                                                -----------     ----------     -----------      ----------
   Total expenses                                   729,754         15,631          13,922         759,307
                                                -----------     ----------     -----------      ----------
   Income (loss) from operations                    (93,024)        30,475         (13,922)        (76,471)

Translation and exchange losses, net                 59,983             --              --          59,983
Interest income                                      (9,576)            --              --          (9,576)
Interest expense                                     24,698             --              --          24,698
                                                -----------     ----------     -----------      ----------
  Income (loss) before provision for
   income taxes and minority interest              (168,129)        30,475         (13,922)       (151,576)

Provision for income taxes                            5,147             --           6,621 (4)      11,768
Minority interest                                   (44,503)            --              --         (44,503)
                                                -----------     ----------     -----------      ----------
  Net income (loss)                             $  (128,773)    $   30,475     $   (20,543)     $ (118,841)
                                                ============    ==========     ===========      ==========

Basic
  Earnings (loss) per common share              $     (1.77)                                    $    (1.57)
  Shares used in per share computation               72,680                                         75,564 (5)

Diluted
  Earnings (loss) per common share              $     (1.77)                                    $    (1.57)
  Shares used in per share computation               72,680                                         75,564 (5)



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                            ICN PHARMACEUTICALS, INC.

           UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                  (in thousands, except per share information)


                                                HISTORICAL       ACQUIRED       PRO FORMA        PRO FORMA
                                                    ICN         PRODUCTS(1)    ADJUSTMENTS          ICN
                                                -----------     ----------     -----------      ----------

Revenues:
 Product sales                                 $   752,202     $    69,037     $        --      $  821,239
 Royalties                                              --              --              --              --
                                               -----------     -----------     -----------      ----------
  Total revenues                                   752,202          69,037              --         821,239

Costs and expenses:
 Cost of product sales                             351,978          20,671                         372,649
 Selling, general and
  administrative expenses                          256,234           4,142           9,665 (2)     279,997
                                                                                     9,956 (3)
 Research and development costs                     18,692              --              --          18,692
                                               -----------     -----------     -----------      ----------
  Total expenses                                   626,904          24,813          19,621         671,338
                                               -----------     -----------     -----------      ----------
  Income from operations                           125,298          44,224         (19,621)        149,901

Translation and exchange losses, net                12,790              --              --          12,790
Interest income                                    (15,912)             --              --         (15,912)
Interest expense                                    22,849              --              --          22,849
                                               -----------     -----------     -----------      ----------
  Income before provision (benefit) for
   income taxes and minority interest              105,571          44,224         (19,621)        130,174

Provision (benefit) for income taxes               (27,736)              --           9,841 (4)    (17,895)
Minority interest                                   19,383              --              --          19,383
                                               -----------     -----------     -----------      ----------
  Net income                                   $   113,924     $    44,224     $   (29,462)     $  128,686
                                               ===========     ===========     ===========      ==========
Basic
 Earnings per common share                     $      1.93                                      $     2.09
 Shares used in per share computation               55,965                                          58,849 (5)

Diluted
 Earnings per common share                     $      1.69                                      $     1.83
   Shares used in per share computation             69,650                                          72,534 (5)



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                            ICN PHARMACEUTICALS, INC.

              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1998
                  (in thousands, except per share information)


                                                     HISTORICAL       PRO FORMA      PRO FORMA
                                                         ICN         ADJUSTMENTS        ICN
                                                    ------------    ------------    -----------
ASSETS
 Current assets:
  Cash and cash equivalents                         $    255,439    $  (89,800)(6)  $   165,639
  Receivables, net                                       212,968            --          212,968
  Notes receivable                                        25,000            --           25,000
  Inventories, net                                       171,171            --          171,171
  Prepaid expenses and other current assets               42,563            --           42,563
                                                    ------------    ----------      -----------
   Total current assets                                  707,141       (89,800)         617,341

 Property, plant and equipment, net                      415,469            --          415,469
 Deferred taxes, net                                      70,907            --           70,907
 Other assets                                             80,093            --           80,093
 Goodwill and intangibles, net                           286,808       179,200 (6)      466,008
                                                    ------------    ----------      -----------
                                                    $  1,560,418    $   89,400      $ 1,649,818
                                                    ============    ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Trade payables                                    $     92,358            --      $    92,358
  Accrued liabilities                                     78,878            --           78,878
  Notes payable                                           20,225            --           20,225
  Current portion of long-term debt                       12,380            --           12,380
  Income taxes payable                                     2,605            --            2,605
                                                    ------------    ----------      -----------
   Total current liabilities                             206,446            --          206,446

Long-term debt, less current portion                     522,294            --          522,294
Deferred license and royalty income                        9,789            --            9,789
Other liabilities                                         23,737            --           23,737
Minority interest                                         83,094            --           83,094

Commitments and contingencies

Stockholders' equity:
 Preferred stock                                               1            --                1
 Common stock                                                735            29 (6)          764
 Additional capital                                      838,388        89,371 (6)      927,759
 Retained earnings (deficit)                             (71,840)           --          (71,840)
 Accumulated other comprehensive income                  (52,226)           --          (52,226)
                                                    ------------    ----------      -----------

   Total stockholders' equity                            715,058        89,400          804,458
                                                    ------------    ----------      -----------

                                                    $  1,560,418    $   89,400      $ 1,649,818
                                                    ============    ==========      ===========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                            ICN PHARMACEUTICALS, INC.

                      NOTES TO UNAUDITED PRO FORMA COMBINED
                         CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)

The following is a summary of items and adjustments reflected in the Unaudited Pro Forma Combined Condensed Financial Statements:

   (1) The Acquired Products historical financial statements include the revenues and direct expenses associated with these products for all periods presented.

   (2) The historical selling, general and administrative expenses of the Acquired Products for each of the periods presented are based upon the Special-Purpose Financial Statements of F. Hoffman-La Roche Ltd included elsewhere herein. Such historical amounts are the product of allocation methods used by management of Roche to approximate the actual amounts of such direct expenses that might have been incurred, were such information available on a product basis. Such amounts do not include any allocations of indirect or nonoperating expenses related to the Acquired Products, and the historical amounts of these costs are not indicative of the costs that might be incurred by the Company in the future. The pro forma adjustments related to selling, general and administrative expenses of $6,455 and $9,665 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively, are based upon estimates obtained from Roche as to the amount of indirect selling, general and administrative expenses that might have been incurred had such information been available on a product basis. However, there can be no assurance that the Company will achieve these levels of selling, general and administrative costs in the future.

   (3) The Company will amortize the cost of the Acquired Products using the straight-line method over the products' remaining life. The Company has estimated the remaining life at 18 years, pending the completion of the Company's evaluation thereof. Based upon the Company's total cost of the Acquired Products of approximately $179,200 (including transaction costs of approximately $400), annual amortization expense will be $9,956. The pro forma adjustments reflect amortization expense of $7,467 and $9,956 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

   (4) Represents the tax effect of the acquisition earnings and the pro forma adjustments to earnings before taxes based on the estimated Federal, Puerto Rican and state statutory rates, which when combined are approximately 40%. This 40% estimated incremental effective tax rate assumes that all income derived from the Acquired Products (including the portion thereof earned by the Company's Puerto Rican subsidiary) will be repatriated to the United States, where such income will be subject to Federal income taxes at the statutory rate of 35%, and to state income taxes at an estimated average effective rate of approximately 5%.

   (5) The weighted-average number of shares outstanding used in the determination of the pro forma basic and diluted earnings per share have each been adjusted to reflect the 2,884 shares of the Company's Common Stock issued to Roche as outstanding for the year ended December 31, 1997 and the nine months ended September 30, 1998.

   (6) The consideration for the Acquired Products consisted of $89,400 cash and 2,884 shares of the Company's Common Stock valued at $89,400 (of which the par value is $29). The pro forma adjustment to cash reflects the cash portion of the purchase price and transaction costs of approximately $400. The Company's aggregate cost of the acquired products (including transaction costs) is included in "Goodwill and Intangibles, net" on the Company's combined condensed balance sheet.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann - La Roche Ltd and ICN Puerto Rico, Inc. (previously filed)

         15.1     Review Report of Independent Accountants (previously filed)

         15.2     Awareness Letter of Independent Accountants (previously filed)

         23.1     Consent of PricewaterhouseCoopers LLP (filed herewith)

         27       Financial Data Schedule (previously filed)


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



                            ICN PHARMACEUTICALS, INC.
                            Registrant


Date:  January 21, 1999     /s/   JOHN E. GIORDANI
                            ---------------------------------------------------
                            John E. Giordani
                            Executive Vice President, Chief Financial Officer
                             and Corporate Controller

                                  EXHIBIT INDEX



Exhibit

   10.1       Asset  Purchase  Agreement  dated  October 2, 1998 by and between
              F. Hoffmann - La Roche Ltd and ICN Puerto Rico, Inc. (previously filed)

   15.1       Review Report of Independent Accountants (previously filed)

   15.2       Awareness Letter of Independent Accountants (previously filed)

   23.1       Consent of PricewaterhouseCoopers LLP (filed herewith)

   27         Financial Data Schedule (previously filed)