Form 10-K
period 1998-12-31
ICN PHARMACEUTICALS INC
filed 1999-03-31
CIK 930184

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1998.             COMMISSION FILE NUMBER 1-11397

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                             WHICH REGISTERED
-------------------                                             ---------------
Common Stock, $.01 par value                             New York Stock Exchange
(Including associated preferred
       stock purchase rights)

9-1/4% Senior Notes Due 2005                             New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The  aggregate  market  value  of the  Registrant's  voting  stock  held by
non-affiliates   of  the  Registrant  on  March  23,  1999,  was   approximately
$1,752,699,000.

     The number of outstanding shares of the Registrant's Common Stock as of March 23, 1999 was 77,419,478.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in ICN Pharmaceuticals, Inc.'s definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

================================================================================


                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
                                     PART I

1.   Business................................................................................   2

2.   Properties..............................................................................  12

3.   Legal Proceedings.......................................................................  14

4.   Submission of Matters to a Vote of Security Holders.....................................  14


                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters...................  15

6.   Selected Financial Data.................................................................  16

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...  18

7a.  Quantitative and Qualitative Disclosures About Market Risk..............................  29

8.   Financial Statements and Supplementary Data.............................................  32

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  61


                                   PART III

10.  Directors and Executive Officers of the Registrant......................................  62

11.  Executive Compensation..................................................................  62

12.  Security Ownership of Certain Beneficial Owners and Management..........................  62

13.  Certain Relationships and Related Transactions..........................................  62


                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  63











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

The Company is a multinational pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products. In 1998, the Company had revenues of $838.1 million and a net loss of $352.1 million. Based on the closing price of the Company's common stock on the New York Stock Exchange on March 23, 1999, the Company has an equity market capitalization of approximately $1.8 billion.

The Company distributes and sells a broad range of prescription (or "ethical") and OTC pharmaceutical and nutritional products in over 90 countries. These pharmaceutical products treat viral and bacterial infections, diseases of the skin, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders.

The Company pursues a strategy of international expansion which includes: (i) the consolidation of the Company's leadership position in Eastern Europe, including Russia; (ii) the acquisition of high margin products that complement existing product lines and can be introduced into additional markets to meet the specific needs of those markets; and (iii) the creation of a pipeline of new products through internal research and development, as well as strategic partnerships and licensing arrangements. The Company continues to review opportunities for acquisitions throughout the regions in which it operates.

The Company currently operates nine pharmaceutical companies throughout Eastern Europe (including Russia) and, as measured by sales, the Company believes it is one of the largest pharmaceutical companies in Eastern Europe (including Russia), a region with an estimated population of 425.1 million people with a collective GNP of $838.3 billion. The rate of per capita spending on pharmaceuticals in Eastern Europe currently is only 13% of such rate in Western Europe. The Company also believes it has established itself as one of the largest pharmaceutical companies, as measured by sales, in Russia, a market that is expected to grow significantly over the next decade.

The Company believes it is uniquely positioned as being both large enough to have an effective international distribution network not enjoyed by smaller pharmaceutical companies and small enough to permit lower sales thresholds that will achieve profitability that cannot be realized under the production and marketing constraints of larger pharmaceutical companies. The Company has increased sales and profitability in part by acquiring high margin pharmaceutical products that complement its existing product lines.

RECENT DEVELOPMENTS

ICN YUGOSLAVIA

On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company's 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision reached by the Ministry for Economic and Property Transformation on November 26, 1998, effectively reduced the Company's equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on the unilaterally imposed recalculation of the Company's original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslav law, without any notification to or representation by the Company. Since the change of control, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result of the Yugoslavian government's actions, the Company recorded a charge of $235.3 million in the fourth quarter of 1998, reflecting the write-off of all of the Company's investment in ICN Yugoslavia and related assets. ICN Yugoslavia represented a material part of the Company's business, generating approximately 17%, 30%, and 44% of the Company's revenues for the years ended December 31, 1998, 1997, and 1996. See "Management's Discussion and Analysis of Results of Operations--Recent Events."

RUSSIA

The Company's operations in Russia were adversely affected by the Russian economic crisis. In the third quarter of 1998, the Russian government and the Russian Central Bank were no longer able to support the ruble at its then-current exchange rate of approximately 6.3 rubles to the dollar. Subsequently, the ruble fell sharply and at December 31, 1998, the exchange rate was approximately 20.7 rubles to the dollar, a decline of more than 68% from the ruble's mid-August 1998 level. As a result of the decline in the ruble exchange rate, the Company recorded foreign exchange losses of $53.8 million related to its Russian operations during 1998. Subsequent to December 31, 1998, the value of the ruble has continued to decline in relation to the dollar, exceeding 23 rubles to the dollar.

The Company believes that the economic crisis in Russia has adversely affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience severe liquidity shortages as rubles are in short supply, and Russian companies' hard-currency assets remain frozen in Russian banks. This liquidity crisis has diminished many Russian companies' ability to pay their debts and is likely to lead to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have adversely affected, and may continue to adversely affect, sales and gross margins in the Company's Russian operations. See "Management's Discussion and Analysis of Results of Operations--Recent Events."

ACQUISITIONS

Effective October 1, 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann - La Roche Ltd. ("Roche"). The products include Dalmadorm(R), a sleep disorder drug; Fluoro-Uracil(R), an oncology product; Librax(R), a treatment for gastrointestinal disorders; and Mogadon(R), a sleep disorder drug also used to treat epilepsy. Aggregate consideration for the products was $178.8 million, paid in a combination of $89.4 million cash and 2,883,871 shares of the Company's common stock, valued at $89.4 million. Under the terms of the Company's agreement with Roche, the Company has guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. If Roche sells any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. If the market price of the Company's common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock.

In October 1998, the Company entered into agreements with Senetek plc under which it obtained rights to market certain products, including the worldwide rights to market Kinetin(R) (marketed by the Company as Kinerase(R)), a skin cream to inhibit signs of aging, through physicians and pharmacies. The Company will market this product primarily through its existing operations. In Latin America, the Company recently acquired the rights to market three products from SmithKline Beecham plc ("SKB"), which the Company believes complement its existing product line and increase its market presence in Latin America.

In July 1998, the Company acquired Vyzkumny Ustav Antibiotic a Biotransformacii ("VUAB"), a manufacturing and research facility located in a suburb of Prague, Czech Republic for $17.9 million in cash. VUAB's two main product lines are finished forms of human drugs, including injectable antibiotics and infusion solutions, and pharmaceutical raw materials, including ephedrine, a powdered or crystalline alkaloid used in the treatment of allergies and asthma, and nystatin, an antibiotic used in the treatment of fungal infections. The Company believes that VUAB currently accounts for approximately 10 % and 8%, respectively, of the world market for ephedrine and nystatin. Exports of these products accounted for more than 50% of VUAB's total 1998 pro forma product sales volume of $17.5 million.

On April 1, 1998, Eli Lilly and Company ("Lilly") and the Company entered into an agreement in which the Company acquired the rights to manufacture, market and sell several Lilly pharmaceutical products in Russia and the Commonwealth of Independent States ("CIS") under the Company's brand names. Lilly will continue to market these products under its own brand names.

On March 18, 1998, the Company acquired the global rights to a portfolio of 32 dermatology products from Laboratorio Pablo Cassara, an Argentine-based pharmaceutical manufacturer, for consideration of $22.5 million. These products had pro forma annual sales in Argentina of $9.2 million in 1998. The Company markets these products through its subsidiary, ICN Argentina.

In February 1998, the Company acquired from SKB the Asian, African and Australian rights to 39 prescription and over-the-counter pharmaceutical products. These products had pro forma annual sales of $27.1 million in 1998. The Company received the product rights in exchange for $45.5 million, of which $22.5 million was paid in cash and the balance in 821 shares of the Company's Series D Convertible Preferred Stock. Each share of the Series D Convertible Preferred Stock is initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to certain antidilution adjustments. The Company has agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during the guarantee period ending in December 1999 and the then market value of the unsold SKB Shares do not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). Alternatively, should SKB sell the SKB shares at any time during the guarantee period, the agreement entitles the Company to any of the proceeds realized by SKB in excess of the guarantee price.

In 1997, the Company acquired the rights to 11 products from Roche for $183.2 million. The products include Librium(R) (tranquilizer), Efudex(R) (topical anti-skin cancer), Glutril(R) (anti-diabetic), Alloferin(R) (anesthetic), Ancotil(R) (antifungal), Limbitrol(R) (anti-depressant), Protamin(R) (heparin
overdose),         Levo-Dromoran(R)         (pain         management)        and
Mestinon(R)/Prostigmin(R)/Tensilon(R) (myasthenia gravis). Sales of these products contributed $106.1 million to the Company's revenues for 1998. The Company believes that certain of these products in specific markets have growth potential and intends to promote the products accordingly. A state-of-the-art manufacturing facility in Humacao, Puerto Rico was also purchased from Roche in a separate transaction.

The Company's research and development activities are based upon the expertise accumulated in over 35 years of nucleic acids research focusing on the internal generation of novel molecules. The research and development function works closely with corporate marketing on a local, regional and worldwide basis. In this connection, the Company has entered into a number of licensing arrangements with other larger pharmaceutical companies, as well as strategic partnerships to develop its proprietary products.

Among the Company's products is the broad spectrum antiviral agent ribavirin, which it markets in the United States, Canada and most of Europe under the Virazole(R) trademark. In 1995, the Company entered into a License Agreement with Schering-Plough Corporation ("Schering-Plough") whereby Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). The License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole(R). Schering-Plough currently has exclusive marketing rights for oral forms of ribavirin for hepatitis C worldwide and is responsible for all clinical development and regulatory activities. In addition, Schering-Plough agreed to purchase up to $42.0 million in common stock of the Company upon achieving certain regulatory milestones. In 1998, the Company sold to Schering-Plough its rights to co-market oral ribavirin for the treatment of hepatitis C in the European Union in exchange for increased royalty rates on sales of ribavirin worldwide.

In June 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Combination Therapy under the brand name Rebetron(TM) for the treatment of chronic hepatitis C in patients with compensated liver disease who have relapsed following alpha interferon therapy and began selling Combination Therapy in the United States. On June 9, 1998, Schering-Plough submitted a Marketing Authorization Application ("MAA") for Rebetron(R) to the European Agency for the Evaluation of Medicinal Products ("EMEA") for the treatment of relapsed chronic hepatitis C patients. On June 16, 1998, Schering-Plough filed a supplemental New Drug Application ("NDA") with the FDA for Combination Therapy for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alpha interferon therapy (referred to as treatment-naive patients) and in December 1998, this supplemental NDA was approved by the FDA.

The Company believes that the approval of Combination Therapy for the treatment of chronic hepatitis C is important to the Company because of the potential size of the chronic hepatitis C market in the United States, Western Europe, Japan and other markets. According to the Centers for Disease Control and Prevention ("CDCP"), approximately four million Americans are chronically infected with the hepatitis C virus. Of these, 20%-50% are expected to develop liver cirrhosis, of which 20%-30% are expected to go on to develop liver cancer or liver failure requiring liver transplant. An equal or greater degree of disease prevalence is projected in Western Europe and Japan.

Besides  the use of  ribavirin  in  Combination  Therapy,  the  Company  markets ribavirin under its own trademark Virazole(R) for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus ("RSV"). In the United States and Europe, Virazole(R) is approved only for use in hospitalized infants and children with severe lower respiratory infections due to RSV.

In  addition  to its  pharmaceutical  operations,  the  Company  also  develops, manufactures and sells, through its wholly-owned subsidiary, Biomedicals, a broad range of research products and related services, immunodiagnostic reagents and radiation monitoring services. The Company markets these products internationally to major scientific, academic, health care and governmental institutions through catalog and direct mail marketing programs. Biomedicals accounted for approximately 7% of the Company's total 1998 revenues.

PRODUCTS

During 1998, the ten pharmaceutical products generating the greatest sales volume for the Company represented approximately 24% of worldwide pharmaceutical sales. The following table summarizes the Company's top 10 pharmaceutical products based on sales in 1998:

                                                                                 1998          % OF
PRODUCT                   GENERIC NAME                   THERAPEUTIC            PRODUCT       PRODUCT
                                                     CATEGORY/INDICATION         SALES         SALES
---------------           ---------------------      ---------------------      --------    ----------
                                                                             (in millions)
Efudex(R)/ Efudix(R)      fluorouracil               Dermatological             $  43.3           6%
Mestinon(R)               pyridostigmine bromide     Neuromuscular disorders       29.6           4
Bedoyecta(R)              vitamin B complex          Vitamin supplement            19.7           3
Pentalgin(R)              paracetamol, analgine,     Pain management               18.9           3
                          caffeine, phenobarbital,
                          codeine

Librium(R)                chlordiazepoxide HCl       Tranquilizer                  12.1           2
Limbitrol(R)              chlordiazepoxide HCl,      Antidepressant                11.4           2
                          amitriptyline HCl

Virazole(R)               ribavirin                  Antiviral/RSV                 11.2           1
Mogadon(R)                nitrazepam                 Tranquilizer/sleep            11.2           1
                                                     disorders, epilepsy


Ascorbic Acid             vitamin C                  Vitamin supplement            10.1           1
Oxsoralen(R)              methoxsalen                Antipsoriatic                  8.5           1
                                                                                -------     -------
Sub-total                                                                         176.0          24
All others                                                                        563.1          76
                                                                                -------     -------
Total pharmaceutical product sales                                              $ 739.1         100%
                                                                                =======     =======

ANTIVIRALS

The Company sells its antiviral drug, ribavirin, under the tradename Virazole(R) in North America and most European countries. Ribavirin is sold as Vilona(R) and Virazide(R) in Latin America and Virazide(R) in Spain. Reference to the sale of Virazole(R) includes sales made under the trademarks Vilona(R) and Virazide(R). Ribavirin accounted for approximately 1%, 3% and 5% of the Company's net product sales for the years ended December 31, 1998, 1997 and 1996, respectively. Ribavirin is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles, chicken pox and HIV. In the United States and Canada, Virazole(R) has only been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory infections caused by RSV. In treating RSV, the drug is administered by a small particle aerosolized generator, a system that permits direct delivery of ribavirin to the site of the infection. Similar approvals for ribavirin for use in the treatment of RSV have been granted by governmental authorities in 22 other countries. In 1995, the Company entered into the License Agreement with Schering-Plough whereby Schering-Plough has assumed responsibility for worldwide clinical development and registration of oral ribavirin in Combination Therapy for the treatment of chronic hepatitis C.

ANTIBACTERIALS

The Company sells approximately 70 antibacterial products which accounted for approximately 10%, 14% and 22% of the Company's net product sales for the years ended December 31, 1998, 1997 and 1996, respectively.

Palitrex(R) belongs to the cefalesporin group of medications used to treat afflictions that may not be responsive to penicillin treatment. Pentrexyl(R) belongs to the penicillin group of medications used in a wide variety of bacterial infections including urinary and upper respiratory tract infections. Bactrim(R) is a combination product that is used in the treatment of urinary tract infections. Gentamicin(R) and Amikasin(R) are antibacterials sold by ICN Yugoslavia in various Eastern European markets. As a result of the Yugoslavian government's seizure of the Company's Yugoslavian operations, the Company expects to generate substantially lower revenues from sales of antibacterials in the future.

OTHER ETHICALS

The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. Other ethicals accounted for approximately 59%, 49% and 41% of net product sales for the years ended December 31, 1998, 1997 and 1996, respectively.

Dermatological products represent the Company's largest selling product line among its other ethical pharmaceutical products. The Company manufactures and markets approximately 75 dermatological products primarily in North America. Dermatological products include Efudex(R)/Efudix(R), Oxsoralen-Ultra(R), Solaquin(R), Trisoralen(R) and Eldoquine(R), which are principally used for skin cancer, intractable psoriasis and pigmentation disorders, hypopigmentation (the skin losing its color) and hyperpigmentation (the skin darker than normal).

The Company's largest selling ethical product is Efudex(R)/Efudix(R), a topical anti-skin cancer product. The Company markets three anticholinesterase product lines under the names Mestinon(R), Prostigmin(R), and Tensilon(R). These products are used in treating myasthenia gravis, a progressive neuromuscular disorder, and in reversing the effects of certain muscle relaxants. Pentalgin(R) is a pain management product sold in Russia. Librium(R), a tranquilizer, and Limbitrol(R), an antidepressant, are sold in all regions outside of Eastern Europe. Mogadon(R) is a sleep disorder drug also used to treat epilepsy.

OTC PRODUCTS

OTC products encompass a broad range of ancillary products which are sold through the Company's existing distribution channels, including Bedoyecta(R), a B-complex injectable vitamin marketed by ICN Mexico, and Ascorbic Acid, a Vitamin C product sold in Russia. OTC products accounted for approximately 22%, 25% and 22% of the Company's net product sales for the years ended December 31, 1998, 1997 and 1996, respectively.

BIOMEDICAL PRODUCTS

Research chemicals, diagnostic and other biomedical products accounted for approximately 8%, 9% and 10% of the Company's net product sales for the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH CHEMICALS: The Company serves life science researchers throughout the world through a catalog sales operation, direct sales and distributors. The Company's catalog lists approximately 55,000 products which are used by medical and scientific researchers involved in molecular biology, cell biology, immunology and biochemistry, microbiology and other areas. A majority of these products are purchased from third party manufacturers and distributed by the Company. Products include biochemicals, immunobiologicals, radiochemicals, tissue culture products and organic, rare and fine chemicals.

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

RESEARCH AND DEVELOPMENT

The Company's research and development activities use the expertise accumulated by the Company and its predecessors in over 35 years of nucleic acids research. In addition, the Company develops innovative products targeted to address the specific needs of the Company's local markets. The Company currently has approximately 464 employees devoted to research and development activities.

NEAR AND MEDIUM-TERM RESEARCH AND DEVELOPMENT

The Company's short-term development pipeline includes the registration of a number of products in regional markets, including, but not limited to, Latin America and Central and Eastern Europe. This ongoing activity introduces both high quality generic and licensed proprietary products into under-served markets.

The Company's medium-term research and development pipeline involves the preclinical and clinical evaluation of certain nucleotide compounds which have broad market attractiveness and which have shown promise for successful commercialization. These compounds include:

VIRAZOLE(R) (RIBAVIRIN): In addition to the use of ribavirin for chronic hepatitis C, clinical studies have been performed with ribavirin in various formulations for the treatment of several other viral diseases. Among diseases for which at least one governmental health regulatory agency, in countries other than the United States, has approved commercialization of ribavirin are herpes zoster, genital herpes, chicken pox, hemorrhagic fever with renal syndrome, measles, influenza and HIV. The Company is initiating focused clinical studies evaluating the use of ribavirin for early intervention against RSV infections in persons whose immune defenses are compromised as a consequence of bone marrow transplantation.

SOMATORELIN(TM) (HGRF1-44): Somatorelin(TM) is a peptide which causes the synthesis and release of human growth hormone. The Company believes that somatorelin offers advantages over treatment with growth hormone. Notable among these advantages are the induction of a normal daily cycle of growth hormone levels and the induction of the ability of the body to produce growth hormone, which should offer significant benefits to patients. The Company is currently sponsoring Phase III trials in short stature pediatric patients.

TIAZOLE(TM) (TIAZOFURIN): The Company has maintained an active research program centered on tiazofurin, which the Company is developing under the tradename Tiazole(TM). This product is a nucleoside analog demonstrated to cause inhibition of IMP-dehydrogenase, whose activity is elevated in a number of cancers. Studies of Tiazole(TM) by independent investigators indicate significant activity in myelogenous leukemia. The Company is in the process of preparing Phase II/III evaluation of Tiazole(TM) for use in the treatment of the late stages of refractory chronic myelogenous leukemia. The Company is also evaluating Tiazole(TM) for the treatment of ovarian carcinoma.

ADENAZOLE(TM) (8-CI CAMP, OCLADESINE): This nucleotide analog has been shown to control cell growth and proliferation in certain cancers by selective interaction with intracellular regulatory molecules. Independent investigators in Italy and Scotland have conducted preliminary trials in humans that indicate significant utility of this compound. Based on these encouraging results, the Company has undertaken a formal development program designed to lead to registration in the United States for the treatment of colon cancer. Based on an initial meeting with the FDA in October 1998, the Company is preparing to file an Investigational New Drug Application ("IND") with the FDA in the second half of 1999, with clinical evaluations beginning shortly thereafter.

The rights to the compounds Tiazole(TM) and Adenazole(TM) were among the assets which the Company contributed to its former 75%-owned subsidiary, ICN Yugoslavia, upon the formation of that joint venture in 1991. See "Management's Discussion and Analysis--Recent Developments".

LONG-TERM RESEARCH AND DEVELOPMENT

The Company's long-term research and development activities are focused on the identification and development of novel therapeutic and diagnostic agents for the treatment of viral diseases, cancer, immunologic dysfunction, diseases of the skin, hormonal therapy and cardiovascular diseases.

The Company is engaged in two research areas that involve nucleic acids. One area is based on extending the library of nucleoside analogs through new synthesis and screening efforts. This is a proven approach which led to the identification of ribavirin by the Company and to other nucleoside therapeutics by other companies. The second area is the use of "antisense" oligonucleotide technology. This approach seeks to block the undesirable expression of genetic material in a highly selective way through the construction of short sequences of nucleotides, which uniquely bind and inactivate the disease-causing genetic material. Both these approaches take advantage of the Company's knowledge base in nucleic acids.

There can be no assurance of the results of any of the Company's research and development efforts or the ultimate commercial success of any of the products in development.

MARKETING AND CUSTOMERS

The Company markets its pharmaceutical products in some of the most developed pharmaceutical markets, including the United States, Canada and Western Europe, as well as developing markets, including Russia, Eastern Europe and Latin America. The Company adjusts its marketing strategies according to the individual markets in which it operates. The Company believes its marketing strategy is distinguished by flexibility, allowing the Company to successfully market a wide array of pharmaceutical products within diverse regional markets as well as certain drugs on a worldwide basis.

The Company has a marketing and sales staff of approximately 1,700 persons, including sales representatives in North America, Latin America, Western Europe and Eastern Europe, who promote its pharmaceutical products. As part of its marketing program for pharmaceuticals, the Company uses direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia and sells through distributors in countries where it does not have its own sales staff.

In the United States, the Company currently promotes its pharmaceutical products to physicians through its own sales force. These products are distributed to drug stores and hospitals through wholesalers. In Canada, the Company has its own sales force and promotes and sells directly to physicians, hospitals, wholesalers and large drug store chains. In Latin America, principally Mexico and Argentina, the Company promotes to physicians and distributes products either directly or indirectly to hospitals and pharmacies. The Company's Spanish and Dutch subsidiaries promote and sell pharmaceutical products through their own sales forces to physicians, hospitals, retail outlets, pharmacies and wholesalers. In other Western European markets, particularly the United Kingdom and Germany, sales forces have recently been established and distribution methods are in transition as Company affiliates are formed.

The Company's sales and marketing organizations are in various stages of development in Russia, Hungary, Poland and the Czech Republic. In Russia, the lower-priced generic domestic product line is sold through a network of distributors and their agents and accounts for approximately 90% of in-market sales. Products imported from other subsidiaries as branded generics or proprietary drugs are promoted to physicians through the Company's own sales force to create demand and are distributed to pharmacies and hospitals through distributors and wholesalers. There are currently over 600 personnel in Russia supporting the sales and marketing function. ICN Hungary, ICN Poland and ICN Czech Republic are building their marketing, sales, and distribution capabilities as they transition their product portfolios in anticipation of the potential future integration of these countries into the European Union common market.

The research chemical and diagnostic product lines are sold worldwide primarily through the Company's mail order catalogs, with additional sales being generated through affiliates and a network of distributors. The Company's customer group for research products is principally composed of biomedical research institutions, such as universities, the National Institutes of Health, pharmaceutical companies and, to a lesser extent, hospitals. The Company has a sales and marketing organization for its research products of approximately 186 persons, including approximately 118 persons in the United States and Canada, and approximately 42 persons in Europe.

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

The Company may also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of its currently marketed products expire.

MANUFACTURING

The Company manufactures or will manufacture its products at 21 facilities. The Humacao, Puerto Rico plant is currently being leased to Roche under a two year lease which expires in August 1999. After expiration of the lease, the Company intends to use the Humacao plant to produce pharmaceutical products. The Company believes it has sufficient manufacturing facilities to meet its needs for the foreseeable future. All of the manufacturing facilities that require current Good Manufacturing Practices approval from the FDA or foreign agencies have obtained such approval.

The Company subcontracts the manufacture of many of the products which it currently markets under rights acquired from other pharmaceutical companies. In connection with such acquisitions, the Company generally contracts for the continued supply of the product for specified periods of time. As a result of the acquisition of products from Roche, the Company is in the process of transferring technology that will allow the Company to assume the production of the acquired products. However, there can be no assurance that the Company will be successful in its efforts to manufacture such products or that such products will continue to be available from outside suppliers.

Manufacturing of the Company's research chemical products is chiefly carried out in three domestic facilities and one foreign facility: Irvine, California
(radiochemicals); Orangeburg, New York (diagnostic and immunobiologicals); Aurora, Ohio (biochemicals and immunobiologicals); and Eschwege, Germany (chromatography products).

EMPLOYEES

     As of December 31, 1998, the Company employed 13,266 persons. Of such employees, the Company employed 8,918 in production, 1,879 persons in sales and marketing, 464 in research and development, and 2,005 in general and administrative matters. The majority of the Company's employees in Mexico, Spain and Poland are covered by collective bargaining or similar agreements. Substantially all of the employees of ICN Russia, ICN Czech Republic and ICN Hungary are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppages, slowdown or other serious labor problems which have materially impeded its business operations.


LICENSES, PATENTS AND TRADEMARKS (PROPRIETARY RIGHTS)

The Company may be dependent on the protection afforded by its patents relating to ribavirin and no assurance can be given as to the breadth or degree of protection which these patents will afford the Company. The Company has patent rights in the United States expiring in July 1999 relating to the use of ribavirin to treat specified viral diseases. Revenues in 1998 from the sale of products for the uses covered by such patent rights were approximately $3.1 million. Also, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Waxman-Hatch Act) provides for the award of exclusivity for a period of three years from the date of approval of NDAs containing significant new clinical studies for products whose patent protection would otherwise expire. A request for such an award has been made subsequent to the approval of
Combination Therapy for the treatment of relapsed patients. The FDA Modernization Act of 1997 provides for the award of six months of additional exclusivity following the submission to the FDA of data from appropriate studies in pediatric patients. Studies that qualify under this provision are planned. The Company has patents in certain foreign countries, including Japan, covering the antiviral use of ribavirin, for which coverage and expiration varies and which patents expire at various times through June 2005. The Company has no, or limited, patent rights relating to the antiviral use of ribavirin in certain foreign countries where ribavirin is currently, or in the future may be, approved for commercial sale, including countries in the European Union. However, Combination Therapy was granted a favorable review classification through the Concertation Procedure for regulatory approval within the European Union. As a result, if approval is obtained to market Combination Therapy, the data submitted to obtain such approval cannot be referenced in support of another's application to register a competing product for the approved indications for a period of no less than six and not more than ten years. Any such application must be on the basis of independently generated data of substantially equal quality, thus providing a significant barrier to entry for any generic substitutes of Combination Therapy in the European Union.

Marketing approvals in certain foreign countries provide an additional level of protection for products approved for sale in such countries. As a general policy, the Company expects to seek patents, where available, on inventions concerning novel drugs, techniques, processes or other products that it may develop or acquire in the future. However, there can be no assurance that any patents applied for will be granted, or that, if granted, they will have commercial value; nor can there be any assurance as to their breadth or the degree of protection which these patents, if issued, will afford the Company. The Company intends to rely substantially on its unpatented proprietary know-how, but there can be no assurance that others will not develop substantially equivalent proprietary information or otherwise obtain access to the Company's know-how. Patents for pharmaceutical compounds are not available in certain countries in which the Company markets its products.

Many of the names of the Company's products are registered trademarks in the United States, Mexico, Canada, Spain, The Netherlands and other countries. The Company anticipates that the names of future products will be registered as trademarks in the major markets in which it will operate. Other organizations may in the future apply for and be issued patents or own proprietary rights covering technology that may become useful to the Company's business. The extent to which the Company at some future date may need to obtain licenses from others is not known.


GOVERNMENT REGULATION

The Company is subject to licensing and other regulatory control by the FDA, the Nuclear Regulatory Commission, other Federal and state agencies, and comparable foreign governmental agencies.

FDA approval must be obtained in the United States and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an Investigational New Drug Application with the FDA. In addition, there are three phases of human testing. Phase I: safety tests for human clinical experiments, generally in normal, healthy people; Phase II: expanded safety tests conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase III: greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of a NDA to the FDA. The preparation of a NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA could take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. No assurance can be given that authorization for commercial sale by the Company of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States and other regulatory agencies in other countries also periodically inspect manufacturing facilities.

The Company is subject to price control restrictions on its pharmaceutical products in a majority of countries in which it operates. The Company has been affected in the past by pricing adjustments in Spain and by the lag in allowed price increases in Yugoslavia and Mexico, which has created lower sales in United States dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.

LITIGATION, GOVERNMENT INVESTIGATIONS AND OTHER MATTERS

LITIGATION: See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's Litigation.

PRODUCT LIABILITY INSURANCE: The Company is currently self-insured with respect to product liability claims. The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

FOREIGN OPERATIONS

The Company operates directly and through distributors in North America, Latin America (principally Mexico), Western Europe and Eastern Europe and through distributors elsewhere in the world. For financial information about domestic and foreign operations, see Note 13 of Notes to Consolidated Financial Statements.

Approximately 77%, 82%, and 80% of the Company's revenues for the years ended December 31, 1998, 1997, and 1996 were generated from operations outside the U.S. Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental actions. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging program is available.

ITEM 2.  PROPERTIES

The following are the principal facilities of the Company and its subsidiaries:

                                                                               OWNED OR          SQUARE
   LOCATION                                PURPOSE                              LEASED          FOOTAGE
   --------                                -------                              ------          -------

NORTH AMERICA
Costa Mesa, California               Corporate headquarters and                 Owned            178,000
                                     administrative offices

Irvine, California                   Manufacturing facility                     Leased            27,000
Orangeburg, New York                 Manufacturing facility                     Owned            100,000
Aurora, Ohio                         Manufacturing and repackaging facility     Leased            67,000
Bryan, Ohio                          Warehouse and manufacturing facility       Owned             37,000
Humacao, Puerto Rico                 Offices and manufacturing facility         Owned            410,000
Montreal, Canada                     Offices and manufacturing facility         Owned             93,519

LATIN AMERICA

Buenos Aires, Argentina              Offices and manufacturing facility         Owned             26,890
Mexico City, Mexico                  Offices and manufacturing facility         Owned            220,000

WESTERN EUROPE

Brussels, Belgium                    Sales office                               Leased             6,323
Orsay, France                        Sales office                               Leased             2,658
Eschwege, Germany                    Offices and manufacturing facility         Owned             13,278
Opera, Italy                         Sales office and warehouse                 Owned            153,777
Zoetermeer, The Netherlands          Offices and manufacturing facility         Owned             23,430
Barcelona, Spain                     Offices and manufacturing facility         Owned             93,991
Basingstoke, United Kingdom          Administrative office                      Leased             4,400

EASTERN EUROPE

Prague, Czech Republic               Offices and manufacturing facility         Owned            262,032
Budapest, Hungary                    Administrative and sales office            Leased            15,253
Tiszavasvari, Hungary                Offices and manufacturing facility         Owned            559,465
Rzeszow, Poland                      Offices and manufacturing facility         Owned            472,133
Chelyabinsk, Russia                  Offices and manufacturing facility         Owned            369,593
Kursk, Russia                        Offices and manufacturing facility         Owned             64,603
Moscow, Russia                       Eastern European headquarters              Owned            102,400
St. Petersburg, Russia               Offices and manufacturing facility         Owned            319,102
Tomsk, Russia                        Offices and manufacturing facility         Owned            301,680
Yoshkar-Ola, Russia                  Offices and manufacturing facility         Owned            142,397
Reutov, Russia                       Offices and warehouse                      Owned            169,900

ASIA, AFRICA, AUSTRALIA

Wuxi, China                          Offices and manufacturing facility         Owned            121,363
New South Wales, Australia           Sales office                               Leased            10,650


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

ITEM 3.  LEGAL PROCEEDINGS

See Note 12 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matters to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading of the Company's common stock on the New York Stock Exchange began on November 14, 1994, the first trading day after the Merger was completed and New ICN common stock was approved for listing on the New York Stock Exchange (Symbol: ICN). Prior to the Merger, SPI common stock was first listed on NASDAQ (National Association of Securities Dealers Automated Quotation System) on October 7, 1983 and was subsequently listed on the American Stock Exchange on July 22, 1988. As of February 28, 1999, there were 8,994 holders of record of the Company's common stock.

The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange--Composite Transactions reporting system. The prices set forth below have been retroactively adjusted for the effect of the three-for-two stock split (in the form of a dividend) which became effective on March 16, 1998.

                                   1998                      1997
                         -----------------------    -----------------------
FISCAL QUARTERS             High          Low          High         Low
                         ----------  -----------    ----------   ----------
   First                    51 5/8      25 15/16       18           13
   Second                   52 1/4      40 1/16        19 3/8       13 5/8
   Third                    47 7/8      13 13/16       35 1/4       17 5/8
   Fourth                   27 3/8      13 7/8         37 3/8       26 1/4



In March 1997,  the Company  increased  its quarterly per share cash dividend to
5.3 cents per share. In January 1998, the Company increased its quarterly per share cash dividend to 6 cents per share from 5.3 cents per share. In March 1999, the Board of Directors increased the quarterly per share dividend to 7 cents.

The Board of Directors will continue to review the Company's dividend policy. The amount and timing of any future dividends will depend upon the financial condition and profitability of the Company, the need to retain earnings for use in the development of the Company's business, contractual restrictions and other factors.

During 1998 and 1999, the Company repurchased through open-market purchases an aggregate of 423,967 shares of its common stock under the Company's Stock Repurchase Program.

ITEM 6.   SELECTED FINANCIAL DATA

ICN Pharmaceuticals, Inc. and Subsidiaries (the "Company") was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc. ("ICN"), SPI Pharmaceuticals, Inc. ("SPI"), Viratek, Inc. ("Viratek") and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies") in a transaction accounted for using the purchase method of accounting (the "Merger"). For accounting purposes, SPI was treated as the acquiring company in the Merger and, as a result, the Company's historical financial data includes only the historical financial data of SPI for periods prior to the Merger; the results of ICN, Viratek and Biomedicals are included in the consolidated financial statements of the Company since the effective date of the Merger. The following table sets forth certain consolidated financial data for the five years ended December 31, 1998. The Company's selected historical financial data for each of the years in the five-year period ended December 31, 1998 were derived from the audited consolidated financial statements of the Company. The trends in the Company's revenues and net income (loss) are affected by several business combinations completed in fiscal years 1995 through 1998. The Company's results of operations for all years include the results of the Company's former subsidiary, ICN Yugoslavia. For 1998, ICN Yugoslavia generated revenues of
$141,740,000 and a loss from operations of ($140,419,000). This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                  1998           1997          1996          1995          1994
                                               ----------     ---------     ---------     ---------     ---------
                                                                           (in thousands)
  STATEMENTS OF OPERATIONS
  Product sales                                $  800,639     $ 752,202     $ 614,080     $ 507,905     $ 366,851
  Royalties                                        37,425            --            --            --            --
                                               ----------     ---------     ---------     ---------     ---------
  Total revenues                                  838,064       752,202       614,080       507,905       366,851
  Cost of product sales                           353,600       351,978       291,807       206,049       182,946
  Selling, general and administrative
    expenses                                      312,377       256,234       192,441       191,459       112,919
  Royalties to affiliates, net                         --            --            --            --         7,468
  Research and development costs                   20,835        18,692        15,719        17,231         7,690
  Write-off of purchased research and
    development(1)                                     --            --            --            --       221,000
  Eastern European charges (2)                    440,820            --            --            --            --
                                               ----------     ---------     ---------     ---------     ---------
  Income (loss) from operations(1)(2)            (289,568)      125,298       114,113        93,166      (165,172)
  Translation and exchange (gains)
     losses, net                                   80,501        12,790         2,282        (9,484)          191
  Interest income                                 (13,057)      (15,912)       (3,001)       (6,488)       (4,728)
  Interest expense                                 38,069        22,849        15,780        22,889         9,317
                                               ----------     ---------     ---------     ---------     ---------
  Income (loss) before income taxes
    and minority interest                        (395,081)      105,571        99,052        86,249      (169,952)
  Provision (benefit) for income taxes              1,983       (27,736)       (6,815)        2,997        10,360
  Minority interest                               (44,990)       19,383        18,939        15,915         3,269
                                               ----------     ---------     ---------     ---------     ---------
  Net income (loss)(1)(2)                      $ (352,074)    $ 113,924     $  86,928     $  67,337     $(183,581)
                                               ==========     =========     =========     =========     =========
  Per share information:
    Net income (loss)-- basic                  $    (4.78)    $    1.93     $    1.75     $    1.51     $   (5.29)
                                               ==========     =========     =========     =========     =========
    Net income (loss)-- diluted                $    (4.78)    $    1.69     $    1.51     $    1.44     $   (5.29)
                                               ==========     =========     =========     =========     =========
  Cash dividends paid (3)                      $      .24     $     .21     $     .20     $     .19     $     .17
                                               ==========     =========     =========     =========     =========



See accompanying Notes to Selected Financial Data.



                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                        1998          1997          1996          1995          1994
                                     ----------    ----------   ----------    ----------    ---------
  BALANCE SHEET DATA:
  Working capital(2)                 $  236,994    $  585,606   $  306,764    $  190,802    $ 137,802
  Total assets(2)                     1,356,396     1,491,745      778,651       518,298      441,473
  Total debt                            556,489       348,206      195,681       166,269      215,005
  Stockholders' equity(2)               586,164       796,328      315,350       162,172       88,908



NOTES TO SELECTED FINANCIAL DATA:

(1) The 1994 merger of ICN and its predecessor companies in 1994 resulted in $221,000,000 being ascribed to purchased research and development for which no alternative use existed and was written-off immediately. This write-off was a one-time, non-cash charge and is not related to the Company's ongoing research and development activities for ribavirin. Net income, excluding this one-time write-off, was $37,419,000 in 1994.

(2) As a result of recent political and economic events in Eastern Europe, including the Yugoslavian government's seizure of the Company's Yugoslavian operations effective November 26, 1998, the Company has recorded provisions for losses related to Eastern Europe totaling $451,019,000 in the year ended December 31, 1998. Of this amount, $440,820,000 is included in operating expenses, representing the write-off of the Company's investment in Yugoslavia and related assets ($235,290,000), provisions for losses on accounts and notes receivable (including accounts and notes receivable from the Yugoslavian government) ($203,519,000), and the write-off of certain investments ($2,011,000). The losses related to Eastern Europe also include reductions in the value of certain inventories ($6,072,000) and a charge against interest ($4,127,000). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

(3) Dividends paid for 1998 and 1996 include the fourth quarter distributions declared and paid in the first quarter of the following years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     The Company's operations in Eastern Europe were adversely affected by recent economic and political developments in the region, including the Yugoslavian government's seizure of the Company's Yugoslavian operations and the increasingly volatile Russian economic situation.

YUGOSLAVIA

     On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company's 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company's equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on a unilaterally imposed recalculation of the Company's original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. Since the change of control, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result of the Yugoslavian government's actions, the Company recorded a charge of $235,290,000 in the fourth quarter of 1998, reflecting the write-off of all of the Company's investment in ICN Yugoslavia and related assets.

     Prior to the seizure, ICN Yugoslavia's operations were adversely affected by the April 1998 devaluation of the dinar, which resulted in foreign exchange losses of $23,865,000 for the year. ICN Yugoslavia's domestic sales were adversely affected by the Company's previously-announced suspension of sales to the Yugoslavian government. In addition, ICN Yugoslavia's export sales for the second half of 1998 were adversely affected by the Russian economic crisis. In the second and third quarters of 1998, the Yugoslavian government defaulted on its obligations to the Company on $176,204,000 of accounts and notes receivable. As a result, the Company recorded a $173,440,000 charge against earnings at ICN Yugoslavia in the second quarter of 1998, including losses on accounts and notes receivable (including accrued interest) from the Yugoslavian government and government-sponsored entities of $158,961,000 and a $14,479,000 write-down of the value of certain related investments and assets.

     The Company has commenced litigation in the United States District Court of the District of Columbia against the government of Yugoslavia and related agencies to recover damages and obtain injunctive relief. In addition, the government of Yugoslavia, through a related agency, filed an arbitration proceeding against the Company before the International Chamber of Commerce for damages related to the Company's acquisition of majority control of ICN Yugoslavia. See Note 12 of Notes to Consolidated Financial Statements. The resolution of these matters may affect the ownership of certain compounds which were contributed to ICN Yugoslavia by the Company, pursuant to the agreement which led to the formation of ICN Yugoslavia. Several of these compounds are under development by the Company and its subsidiaries and there are no assurances that the Company will maintain ownership rights to these compounds.


RUSSIA

     The Company's operations in Eastern Europe for 1998 were affected by the Russian economic crisis. In the third quarter of 1998, the Russian government and the Russian Central Bank were no longer able to support the ruble at its then-current exchange rate of approximately 6.3 rubles to $1. Subsequently, the ruble fell sharply and at December 31, 1998, the exchange rate was approximately
20.7 rubles to $1, a decline of more than 68% from the ruble's mid-August 1998 level. As a result of the decline in the ruble exchange rate, the Company recorded foreign exchange losses of $53,848,000 related to its Russian operations during 1998. Subsequent to December 31, 1998, the value of the ruble has continued to decline in relation to the dollar, exceeding 23 rubles to $1.

     The Company believes that the economic crisis in Russia has adversely affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience severe liquidity shortages as rubles are in short supply, and Russian companies' hard-currency assets remain frozen in Russian banks. This liquidity crisis has diminished many Russian companies' ability to pay their debts and is likely to lead to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have adversely affected, and may continue to adversely affect, sales and gross margins in the Company's Russian operations. As a result of the Russian economic crisis, the Company recorded a third quarter 1998 charge against earnings of $42,289,000, representing reserves for accounts receivable of $37,873,000, the write-off of certain investments of $2,011,000, and a reduction in the value of certain inventories of $2,405,000.

RECENT ACQUISITIONS

     The Company continues to review opportunities for acquisitions throughout its regions of operations. In November 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from Roche for $178,800,000 in cash and common stock. The products include Dalmadorm(R), a sleep disorder drug; Fluoro-Uracil(R), an oncology product; Librax(R), a treatment for gastrointestinal disorders; and Mogadon(R), a sleep disorder drug also used to treat epilepsy. In addition, the Company recently entered into an agreement with Senetek plc under which it obtained worldwide rights to market Kinetin(R) (marketed by the Company as Kinerase(R)), a skin cream to inhibit signs of aging, through physicians and pharmacies. The Company will market these products primarily through its existing North American and Western European operations. In Latin America, the Company recently acquired the rights to market three products--Breacol, Cynoplus and Cytomel--from SKB, which the Company believes complement its existing product line and increase its market presence in the region. In February 1998, the Company acquired from SKB the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products including Actal, Breacol, Coracten, Eskornade, Fefol, Gyno-Pevaryl, Maxolan, Nyal, Pevaryl, Ulcerin and Vylcim.

ROYALTY REVENUES

     Royalty revenues represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon. Schering-Plough received approval from the FDA to market Rebetron(TM) Combination Therapy, containing Rebetol(TM) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection, for the treatment of HCV in patients with compensated liver disease who have relapsed following alpha interferon therapy. In June 1998, Schering-Plough began selling Rebetron(TM) in the United States. Also in June 1998, Schering-Plough submitted a Marketing Authorization Application for Combination Therapy to the European Agency for the Evaluation of Medicinal Products for the treatment of relapsed HCV patients. Schering-Plough also filed a supplemental New Drug Application with the FDA for Combination Therapy for the treatment of HCV in patients with compensated liver disease previously untreated with alpha interferon therapy (referred to as treatment-naive patients) and in December 1998, this supplemental NDA was approved by the FDA.

     Royalty revenues for 1998 were $37,425,000, including amounts earned from United States commercial sales made by Schering-Plough subsequent to receipt of FDA approval, as well as royalties on compassionate use sales outside the United States, primarily in Western Europe. Royalty revenues for 1998 also include a one-time payment of $16,500,000 which the Company received from Schering-Plough in consideration for the sale to Schering-Plough of additional marketing rights in the European Union, in settlement of past royalties, and as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union.

RESULTS OF OPERATIONS

     Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 13 of Notes to Consolidated Financial Statements for the year ended December 31, 1998.

                                                         REVENUES
                                         --------------------------------------
                                              1998          1997        1996
                                              ----          ----        ----
  REVENUES:
     Pharmaceuticals
        North America                    $   176,902   $   117,355  $   106,442
        Western Europe                        66,994        44,960       35,826
        Latin America                         85,351        63,668       47,359
        Russia                               163,691       134,688       66,788
        Yugoslavia                           141,740       225,530      267,166
        Other Eastern Europe                  93,228        73,050       21,461
        Asia, Africa, Australia               48,649        22,036        4,711
                                         -----------   -----------  -----------
           Total Pharmaceuticals             776,555       681,287      549,753
      Biomedicals                             61,509        70,915       64,327
                                         -----------   -----------  -----------
           Total revenues                $   838,064   $   752,202  $   614,080
                                         ===========   ===========  ===========
      Product sales                      $   800,639   $   752,202  $   614,080
      Royalty revenues                        37,425            --           --
                                         -----------   -----------  -----------
           Total revenues                $   838,064   $   752,202  $   614,080
                                         ===========   ===========  ===========
      Cost of product sales              $   353,600   $   351,978  $   291,807
      Gross profit margin on product sales        56%           53%         52%


YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

     REVENUES: The increase in revenues for the Company's Pharmaceuticals segments of $95,268,000 (14%) for 1998 reflects growth in product sales driven by the Company's successful acquisition program and increased royalty revenues, partially offset by lower sales in the Yugoslavia Pharmaceuticals segment. Despite the Russian economic crisis, revenues in the Russia Pharmaceuticals and Other Eastern Europe Pharmaceuticals segments increased $29,003,000 (22%) and $20,178,000 (28%), respectively, primarily due to additional revenues from the Company's 1998 and 1997 acquisitions in Russia, Poland and the Czech Republic. Revenues in the Yugoslavia Pharmaceuticals segment, which were adversely affected by the suspension of sales to the Yugoslavian government in April 1998, decreased by $83,790,000 (37%) compared to 1997. The acquisition of products from Roche and increased royalty revenues were the major contributors to revenue increases in North America and Western Europe. Latin America Pharmaceuticals revenues reflect continued growth in the Company's base business as well as sales of the products acquired from Roche and Cassara. The acquisition of products from SKB and Roche contributed to the revenue increase in the Asia, Africa, and Australia Pharmaceuticals segment.

     In the North America Pharmaceuticals segment, revenues were $176,902,000 for 1998, compared to $117,355,000 for 1997. The $59,547,000 (51%) increase in revenues for the year was primarily the result of the Company's acquisition of the rights to certain products from Roche in 1997 and 1998. In 1997, the Company acquired the worldwide rights (except India) to nine products--Alloferin(R), Ancotil(R), Efudex(R), Glutril(R), Librium(R), Limbitrol(R), Mestinon(R), Prostigmin(R) and Protamin(R)--and the worldwide rights to Levo-Dromoran(R) and Tensilon(R). Effective October 1, 1998, the Company obtained the worldwide rights to Dalmadorm(R), Fluoro-Uracil(R), Librax(R), and Mogadon(R). Sales of the acquired products generated additional revenues of $61,827,000 in the North America Pharmaceuticals segment for 1998. In addition, the 1998 amounts include $31,549,000 of royalty revenues from sales of ribavirin by Schering-Plough under the License Agreement. These amounts were partially offset by lower sales in several of the Company's existing product lines, including an $8,982,000 decline in Virazole(R) sales and lower sales of certain dermatological and hormone replacement products, principally due to increased competition from generic products.

     In the Western Europe Pharmaceuticals segment, revenues for 1998 were $66,994,000 compared to $44,960,000 in 1997. The increase in revenues of $22,034,000 (49%) is primarily due to the Company's acquisition of the rights to certain products from Roche in the third and fourth quarters of 1997, which generated additional sales of $19,582,000 in 1998.

     In the Latin America Pharmaceuticals segment, revenues were $85,351,000 for 1998, compared to $63,668,000 for 1997. The increase of $21,683,000 (34%) is primarily due to price increases and higher unit volume, partially offset by unfavorable currency exchange fluctuations. The increase also reflects 1998 sales of $13,636,000 generated by products that the Company acquired from Cassara and Roche during 1997 and 1998. Excluding the effect of the acquired products, revenues for Latin America for 1998 increased 13% from their 1997 level.

     In the Russia Pharmaceuticals segment, revenues for 1998 were $163,691,000, compared with $134,688,000 for 1997, an increase of $29,003,000 (22%). The inclusion in 1998 of a full year's results for the Company's 1997 acquisitions of AO Tomsk and Marbiopharm (acquired in the fourth quarter of 1997) provided additional revenues of $44,804,000. The effect of these acquisitions was partially offset by lower volumes in the Company's existing Russian operations and the effect of unfavorable currency exchange fluctuations due to the economic crisis in Russia during 1998.

     The Yugoslavia Pharmaceuticals segment was adversely affected by the economic events in the region during 1998 and effective November 26, 1998 the Company's Yugoslavia operations were seized by the Yugoslavian government. Prior to the seizure, the Yugoslavia Pharmaceuticals segment generated revenues of $141,740,000 for 1998, compared to $225,530,000 in 1997. The decrease of
$83,790,000 (37%) reflects lower domestic sales resulting from the effects of the April 1998 devaluation of the dinar and the continued suspension of sales to the Yugoslavian government. The decrease also reflects lower export sales, principally to customers in Russia, due to the economic crisis in Russia during the year.

     In the Other Eastern Europe Pharmaceuticals segment, revenues for 1998 were $93,228,000, compared with $73,050,000 for 1997, an increase of $20,178,000
(28%). The increase is the result of the inclusion in 1998 of a full year's operations of Polfa Rzeszow, S.A. in Poland and the 1998 acquisition of VUAB in the Czech Republic. The effect of these acquisitions was partially offset by a decline in revenues of $8,384,000 at Alkaloida in Hungary resulting from lower export sales due to the Russian economic crisis.

     In the Asia, Africa and Australia Pharmaceuticals segment, revenues for 1998 were $48,649,000 compared to $22,036,000 for 1997, an increase of
$26,613,000 (121%). The increase is primarily due to the 1998 acquisition of the rights to 39 prescription and over-the-counter pharmaceutical products from SKB, which generated sales of $22,553,000 and sales of the products acquired from Roche, which generated additional sales of $10,241,000 in this segment in 1998. The effect of these acquisitions was partially offset by lower sales of certain hormone replacement products and lower revenues at Wuxi ICN Pharmaceuticals in China.

     In the Company's Biomedicals segment, revenues for 1998 were $61,509,000 compared to $70,915,000 for 1997, a decrease of $9,406,000 (13%). The decrease is primarily due to lower unit sales volume in certain diagnostics product lines. The decrease is also affected by the 1997 revenue amounts including dosimetry product shipments made to fulfill the higher than normal order backlog that existed at the beginning of 1997.

     GROSS PROFIT: Gross profit margin on product sales increased to 56% for 1998, compared to 53% for 1997. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche and SKB in 1997 and 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. Gross profit margins in the North America Pharmaceuticals segment increased to 82% from 81% in the prior year, reflecting the effect of the acquired products. The Company's gross profit margin for 1998 was also affected by gross margin declines in the Yugoslavia Pharmaceuticals segment. Subsequent to the April 1998 devaluation of the Yugoslavian dinar, gross profit margins at ICN Yugoslavia suffered as sales were translated at higher exchange rates, while no significant price increases were received. Gross profit margins at ICN Yugoslavia were further impacted as inventories manufactured prior to the devaluation were charged to cost of product sales at the higher historical exchange rate. The overall gross margins for the Company's Russia Pharmaceuticals segment were 42% for 1998, compared to 39% for 1997. Improvements in operating efficiency at most of the Company's Russian factories offset the adverse impact of the weakening of the ruble. While the Company is generally able to set its prices for Russian markets without government approval, the severe liquidity crisis in Russia and the reduced purchasing power of Russian consumers after the devaluation of the ruble restricted price increases to a level that does not fully offset the impact of the devaluation. Gross profit margins at ICN Russia were further impacted as inventories manufactured prior to the devaluation were charged to cost of product sales at the higher historical exchange rate. In the Other Eastern Europe Pharmaceuticals segment, the gross profit margin improved to 48% from 36% in 1997 primarily due to the fourth quarter 1997 acquisition of Polfa Rzeszow in Poland, and improved operating efficiency at the Company's factory in Hungary.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $312,377,000 (37% of revenues) for 1998 compared to $256,234,000 (34% of revenues) for 1997. The Company's 1997 and 1998 acquisition of four pharmaceutical companies in Eastern Europe and the acquisition of product rights from Roche and SKB generated additional expenses of $48,791,000 in 1998, of which approximately $11,726,000 represents increased amortization of goodwill and purchased intangibles. In addition, the ongoing development of the sales, marketing, and administrative functions at the Company's Eastern European headquarters in Moscow, Russia resulted in additional expenses of $16,820,000 in 1998. Other increases in selling, general and administrative expenses reflect increased expenditures, primarily at the Company's United States corporate offices, to support the Company's recent acquisitions and increased sales volume in the base business. These changes were partially offset by lower expenses in the Yugoslavia Pharmaceuticals and Russia Pharmaceuticals segments, reflecting the effect of exchange rate changes during the year.

     RESEARCH AND DEVELOPMENT COSTS: Research and development costs were $20,835,000 for 1998, compared to $18,692,000 for 1997. The increase reflects the Company's continued investment in the development of products, primarily at its facilities in the United States.

     TRANSLATION AND EXCHANGE LOSSES, NET: Foreign exchange losses, net, were $80,501,000 for the year ended December 31, 1998. The Company incurred losses of $53,848,000 related to its Russian operations, principally due to the third quarter 1998 devaluation of the ruble. ICN Yugoslavia recorded foreign exchange losses of $23,865,000 in 1998, including the effect of the April 1998 devaluation of the dinar. Additionally, the Company recorded foreign currency transaction losses of $2,966,000 in Hungary, principally related to long-term debt denominated in currencies other than the forint, the Hungarian subsidiary's functional currency.

     INTEREST INCOME AND EXPENSE: For 1998, interest expense increased $15,220,000 compared to the same period in 1997, primarily due to interest expense on the Company's $200,000,000 8-3/4% Senior Notes issued in August 1998 and the inclusion in 1998 of a full year's interest on the Company's 9-1/4% Senior Notes issued in August 1997. The additional interest expense on the Senior Notes was partially offset by interest savings resulting from the conversion of certain long-term debt to common stock and capitalization of interest costs related to plant construction in Russia and Yugoslavia. Interest income for the year ended December 31, 1998 decreased to $13,057,000 in 1998 from $15,912,000 in 1997 due to lower interest income earned on notes receivable from the Yugoslavian government, which was partially offset by increased earnings from the investment of a significant portion of the proceeds of the Senior Notes.

     INCOME TAXES: The Company's effective income tax rate (benefit) was 1% for 1998 compared to (26%) for 1997. The Company operates in many regions where the tax rate is low or it benefits from a tax holiday. In 1998, the provision for income taxes reflects the effect of income in Russia, Yugoslavia and other jurisdictions taxed at rates lower than the U.S. Federal statutory rate of 35%. Offsetting these benefits was an increase in the valuation allowance associated with the write-off of the Company's Yugoslavian subsidiary. In addition, the Company received no tax benefit for the foreign currency translation losses included in the Company's 1998 net loss.

     In 1998, the provision for income taxes reflects a deferred tax benefit of $8,223,000 resulting from the recognition of certain deferred tax assets and the reduction of the related valuation allowance. During 1997 and 1998, the Company acquired certain products from Roche and SKB. Also in 1998, Schering-Plough's sales of Rebetron(R) Combination Therapy for HCV commenced following receipt of FDA approval to market the drug and the Company began to receive royalty revenues under the License Agreement. These new products and royalties are expected to generate future taxable income that resulted in a deferred tax benefit in 1998 and 1997. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

     The Company received the benefit of certain favorable tax laws that resulted in income taxes at a rate lower than the current 25% Yugoslavian statutory rate. Under Yugoslavian law, taxable earnings attributed to foreign investment are exempt from taxation for a five year period. Accordingly, 75% of ICN Yugoslavia's taxable income, the Company's ownership in ICN Yugoslavia, was exempt from taxation for the five years ending December 31, 1996. The Company also received tax credits in Yugoslavia for certain capital investments, including investments in short-term government bonds and plant and equipment, which can only be used in the year in which the investment is made. Effective January 1, 1997, additional changes in the Yugoslavian tax law resulted in benefits to the Company in the form of a reduction in taxes otherwise payable as a result of its foreign investment in ICN Yugoslavia. The effect of these items was to reduce the 1997 effective tax rate at ICN Yugoslavia to 2%. In 1998, the effective tax rate of ICN Yugoslavia was approximately 1%.

     In Russia, the Company continues to benefit from special tax relief that benefits pharmaceutical companies. Under this relief, approximately 75% of the income generated in Russia related to the manufacture and sale of prescription medicines is exempt from taxation. This reduced the effective rate to approximately 1% in 1998 and 1997. In Hungary, the Company benefited from a tax holiday which expired on December 31, 1998.

     The trend of low tax rates may not continue in the future. In 1997, the Company recognized substantially all of the benefit of its United States net operating loss carryforwards. In Hungary, the tax holiday expired on December 31, 1998 and the Company expects to incur taxes on the income of its Hungarian operations at a rate of approximately 18% in 1999. The continuing tax benefits in Russia are subject to potential changes in tax law that may be enacted in the future. Should these benefits be repealed, income generated in Russia would require the Company to provide taxes at then-current statutory rates, which could have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

     REVENUES: Revenues in the North America Pharmaceuticals segment for 1997 were $117,355,000 compared to $106,442,000 for 1996. The increase of $10,913,000
(10%) is primarily the result of the Company's purchase of the rights to eleven products from Roche in the third and fourth quarters of 1997. The increase in revenues related to the acquired product rights was partially offset by a $10,254,000 decrease in unit sales of ribavirin for respiratory syncytial virus ("RSV").

     Revenues in the Western Europe Pharmaceuticals segment for 1997 were $44,960,000 compared to $35,826,000 in 1996. The increase of $9,134,000 (26%) is primarily the result of 1997 sales of $12,939,000 generated by the products acquired from Roche during 1997 and increased ribavirin sales, partially offset by unfavorable currency exchange fluctuations.

     Revenues in the Latin America Pharmaceuticals segment for 1997 were $63,668,000 compared with $47,359,000 for 1996, an increase of $16,309,000
(34%). Such increases were primarily due to price increases and volume increases, partially offset by unfavorable currency exchange fluctuations. The increase also reflects 1997 sales of $4,296,000 generated by the products acquired from Roche during 1997.

     Revenues in the Russia Pharmaceuticals segment for 1997 were $134,688,000 compared with $66,788,000 for 1996, an increase of $67,900,000 (102%). The
Company acquired AO Tomsk and Marbiopharm in the fourth quarter of 1997, which added revenues of $17,882,000. In addition, the Company's 1996 Russian acquisitions, Polypharm and Leksredstva, generated additional revenues in 1997 of $35,374,000, of which $15,923,222 was due to price and volume increases and the remainder was the result of the inclusion of a full year's sales in 1997. Revenues at ICN Oktyabr in Russia increased $14,644,000 in 1997 compared to 1996 due to price and volume increases.

     Revenues in the Yugoslavia Pharmaceuticals segment for 1997 were $225,530,000, compared to $267,166,000 in 1996. During 1997, the Company limited its sales to the Yugoslavian government to those amounts which could be paid in cash or in notes receivable fixed in dollar amounts. Revenues at ICN Yugoslavia in 1996 and 1997 were also affected by limitations on governmental health care expenditures.

     Revenues in the Other Eastern Europe Pharmaceuticals segment for 1997 were $73,050,000, compared to $21,461,000 in 1996. The $51,589,000 increase reflects the inclusion in 1997 of a full year's operations of Alkaloida and the Company's acquisition of Polfa Rzeszow in the fourth quarter of 1997.

     Revenues in the Asia, Africa and Australia Pharmaceuticals segment for 1997 were $22,036,000 compared to $4,711,000 for 1996. The increase of $17,325,000
(368%) is primarily due to the 1997 acquisition of Wuxi ICN Pharmaceuticals, Inc. in China, which generated revenues of $9,050,000 for the year. The increase also reflects 1997 sales of $7,649,000 generated by the products acquired from Roche during 1997.

     Revenues in the Biomedicals segment for 1997 were $70,915,000 compared with $64,327,000 in 1996, an increase of $6,588,000 (10%). This increase was primarily due to the acquisition of the former Dosimetry Service Division of Siemens Medical Systems, Inc. in July 1996, partially offset by a $1,261,000 decrease resulting from the sale of the instrument business in March 1996.

     GROSS PROFIT: Gross profit as a percentage of sales was 53% for 1997 compared to 52% for 1996. ICN Yugoslavia achieved a gross profit margin of 48% in 1997 compared to 41% for 1996, when gross profit margins were adversely affected by the November 1995 devaluation of the Yugoslavian dinar. The devaluation suppressed gross margins in 1996 due to higher exchange rates and a lack of sufficient price increases, while the cost of product sales for inventory manufactured prior to the devaluation is expensed at a higher historical exchange rate. In the Russia Pharmaceuticals segment, the Company achieved a gross profit of 39% in 1997 compared to 45% in 1996, reflecting lower gross profit margins on the Company's 1997 Russian acquisitions and at ICN Oktyabr, where gross profit was affected by competitive pricing pressures. In the Other Eastern Europe Pharmaceuticals segment, gross profit margins improved to 36% in 1997 from 22% in 1996 due to improved operating efficiency in Hungary and the acquisition of Polfa Rzeszow in the fourth quarter of 1997. In the Company's North America Pharmaceuticals segment, gross profit margins were 81% for 1997 compared to 85% in 1996, primarily due to lower sales of ribavirin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $256,234,000 (34% of revenues) in 1997 compared to $192,441,000 (31% of revenues) in 1996. The increase was primarily due to additional expenses of the operations acquired in 1997 and 1996 totaling $25,692,000, including additional amortization of purchased intangibles of $3,762,000 resulting from the acquisition of certain product rights from Roche and additional costs of approximately $5,892,000 resulting from the establishment of the Company's Eastern European headquarters in Moscow. The 1997 amount also includes a one-time $12,000,000 charge related to the settlement of the 1995 class action suit related to the Company's hepatitis C NDA.

     RESEARCH AND DEVELOPMENT COSTS: Research and development costs increased $2,973,000 in 1997 compared to 1996. The increase is primarily the result of the acquisition of personnel and modern research facilities in Hungary, and increased investment in research and development efforts at ICN Yugoslavia.

     TRANSLATION AND EXCHANGE LOSSES, NET: Foreign exchange losses, net, in 1997 were $12,790,000 compared to $2,282,000 in 1996. In 1997, ICN Yugoslavia had translation losses of $12,602,000, related to changes in local currency and its impact on their net monetary asset position. In addition, Hungary recorded transaction losses of approximately $2,421,000 on long-term obligations denominated in currencies other than its functional currency. Partially offsetting these losses were gains of $1,121,000 related to the Company's foreign-denominated debt.

     INTEREST INCOME AND EXPENSE: The increase in interest expense of $7,069,000 in 1997 compared to 1996 is primarily due to interest expense on the 9-1/4% Senior Notes, issued in August 1997 and interest expense on debt acquired in connection with the Company's 1996 and 1997 acquisitions. This additional interest expense was partially offset by reduced interest expense as a result of the conversion of $114,980,000 principal amount of the Company's 8.5% Convertible Subordinated Notes due 1999 and all of the outstanding 5 5/8% Swiss Franc Exchangeable Certificates, as well as increased interest capitalization of interest costs related to plant construction at ICN Yugoslavia. During 1997, the Company capitalized interest of $5,419,000 compared to $3,770,000 in 1996. Interest income increased to $15,912,000 in 1997 from $3,001,000 in 1996 due to the investment of a significant portion of the proceeds of the 9 1/4% Senior Notes.

     INCOME TAXES: The Company's effective income tax rate (benefit) was (26%) for 1997 compared to (7%) for 1996. In 1997, the provision for income taxes reflects a deferred tax benefit of $35,376,000 resulting from the recognition of certain deferred tax assets and the reduction of the related valuation allowance. During 1997, the Company acquired certain products from Roche and, in early 1998, it acquired certain products from SKB. These new products are expected to generate future taxable income that provided a basis for reducing the Company's valuation allowance for its deferred tax assets in 1997. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. In 1997, the benefits from a tax holiday expired in Yugoslavia; however, changes in Yugoslavian tax law in 1997 created benefits that resulted in an overall 2% effective tax rate. In Russia, the Company continued to benefit from special tax relief that benefits pharmaceutical companies resulting in an effective rate of 1%. In Hungary, the Company benefited from a tax holiday expiring December 31, 1998.

     In 1996, the Company benefited from tax credits arising from the acquisition of ICN Yugoslavia and in Russia the tax rate was low due to special tax relief afforded to pharmaceutical companies. In 1996, the Company recorded a tax benefit of $6,815,000 primarily resulting from the favorable outcome of tax audits and the tax benefit from the Company's current year tax loss in the United States which was carried back to prior tax years and resulted in the recovery of taxes previously paid.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, cash provided by operating activities totaled $9,624,000, compared to $9,315,000 in 1997. Operating cash flows reflect the Company's net loss of $352,074,000 combined with working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $173,168,000, offset by net noncash charges (including the Eastern European charges of $451,019,000, along with depreciation, minority interest, and foreign exchange gains and losses) of $534,866,000. The write-off of the Company's Yugoslavian operations in the fourth quarter of 1998 reduced its working capital by $120,927,000, including cash of $22,101,000.

     The working capital increases principally relate to the Company's accounts and notes receivable and its inventories, especially at ICN Yugoslavia and ICN Russia. The Company's accounts and notes receivable decreased by $225,925,000 during 1998. Before the effects of currency devaluation and the Eastern European charges, the Company experienced a $160,345,000 increase in accounts and notes receivable as sales volume grew during the first half of the year. At the same time, cash collections were adversely affected by the continuing liquidity problems among many of the Company's key customers in Russia and Eastern Europe (including the Yugoslavian government). However, the April 1998 devaluation of the Yugoslavian dinar and the Yugoslavian government's default on $176,204,000 of accounts and notes receivable led to the write-off of all of these accounts. In the third quarter, the devaluation of the Russian ruble reduced the dollar value of the Company's Russian accounts receivable by over 70%; the resulting liquidity problems among the Company's customers in the region caused the Company to record additional reserves for anticipated losses on accounts receivable of $37,873,000, further reducing net accounts receivable. In the fourth quarter, the Company's receivables decreased by an additional $83,188,000 as a result of the write-off of ICN Yugoslavia.

     The Company's inventories decreased by $20,443,000 during 1998. The Company used cash of approximately $29,075,000 to increase inventory levels (principally in the Company's Russian and Eastern European operations) to support the sales growth experienced in the first half of 1998. The Company also built up stocks of the products acquired in 1998 from Roche and SKB. These increases were offset by the loss of inventories valued at $46,652,000 resulting from the write-off of ICN Yugoslavia, and by reserves for losses on certain inventories which the Company incurred as a result of the Russian economic crisis. The Company also used cash to fund increases in prepaid expenses and other assets of approximately $22,290,000, primarily due to vendor prepayments made in Yugoslavia and Russia to reduce the Company's exposure to exchange rate fluctuations; this increase was offset by the write-off of ICN Yugoslavia. The cash used to support the increased levels of receivables, inventories, and prepaid expenses was partially offset by an increase in trade payables and accrued liabilities of $38,912,000 and other working capital changes.

     Cash used in investing activities was $295,046,000 for 1998 compared to $100,096,000 for 1997. In 1998, the Company used cash of $172,926,000 for acquisitions, including $148,242,000 paid for the acquisition of rights to certain products from Roche, SKB and Cassara. The Company also purchased VUAB and acquired a portion of the minority interests in five of the Company's subsidiaries. In addition, the Company made capital expenditures of $110,281,000, principally representing the continuation of its plant expansion efforts. Cash used in investing activities also reflects the effect of the Yugoslavian government's seizure of the Company's Yugoslavian operations, which resulted in the loss of ICN Yugoslavia's cash balances of $22,101,000. The increase in restricted cash of $15,009,000 was due to additional deposit requirements to collateralize the Company's potential obligation under certain letters of credit. These amounts were partially offset by proceeds from the sale of marketable securities of $22,958,000 and proceeds of $1,202,000 from the sale of assets. In 1997, net cash used in investing activities of $100,096,000 principally consisted of payments for acquisitions totaling $44,829,000 and capital expenditures of $100,397,000, which were partially offset by proceeds from the sale of marketable securities of $40,826,000 and other sources.

     Cash provided by financing activities totaled $186,019,000 during 1998, including proceeds of long-term borrowings totaling $225,082,000. In August 1998, the Company completed a private placement of $200,000,000 of its 8-3/4% Senior Notes due 2008 for net proceeds of approximately $190,821,000. Other cash flows from financing activities included proceeds of $6,783,000 from the exercise of employee stock options and a net decrease in short-term borrowings of $1,245,000. The Company also received proceeds of $4,299,000 related to shares of its common stock issued in the Company's acquisition of certain product rights from Roche in 1997. Under the purchase agreement, the Company was entitled to a portion of the proceeds realized by Roche from the sale of the shares in excess of a specified price. These amounts were partially offset by principal payments on long-term debt of $27,381,000, and cash dividends paid on common stock of $17,069,000. The dividend payments reflect higher levels of shares outstanding and a 12.5% increase in the per share dividend from the same period in 1997. Net cash provided by financing activities of $262,675,000 for 1997 principally came from long-term borrowings totaling $284,051,000, including the sale of $275,000,000 principal amount of the Company's 9-1/4% Senior Notes in August 1997, and proceeds from the exercise of stock options of $20,498,000. These amounts were partially offset by principal payments of $17,555,000 on long-term debt, a net $14,395,000 reduction in short term borrowings, and cash dividends of $11,631,000.

     In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and SFr 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock. The remaining SFr 200,000 principal amount of the New Certificates was redeemed for cash. Upon the exchange of the New Certificates, marketable securities held in trust for payment of the New Certificates, having a market value of approximately $22,958,000, became available to the Company, and were sold.

     The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents at December 31, 1998 totaled $104,921,000, compared to $209,896,000 at December 31, 1997. Working capital at December 31, 1998 was $236,994,000, compared to $585,606,000 at December 31, 1997. The decrease in working capital is primarily due to the losses incurred in Eastern Europe during 1998 (including the write-off of the Company's investment in ICN Yugoslavia and losses on accounts and notes receivable) and the use of cash for the acquisition of product rights and businesses, partially offset by the proceeds of the Company's offering of its 8-3/4% Senior Notes due 2008. Certain of the Company's lines of credit and long term borrowings include covenants restricting payment of dividends, issuance of new indebtedness, and repurchase of the Company's common stock and requiring the maintenance of certain financial ratios. In February 1999, the Company sold 1,141,498 shares of its common stock to Schering-Plough for cash proceeds of $27,000,000.

     The August 1998 devaluation of the Russian ruble decreased the Company's working capital by approximately $32,000,000. In addition, the current economic crisis in Russia continues to adversely affect the Company's operating cash flows in that region, as its Russian customers continue to experience severe liquidity shortages. The Company may need to invest additional working capital in Eastern Europe (including Russia) to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require significant funds in 1999. However, there can be no assurance that any such acquisitions will be consummated. In March 1999, the Company repurchased an additional 223,967 shares of its common stock for $5,550,000, completing the first part of its stock repurchase program. Under the term of the indentures related to the Company's Senior Notes, the Company is not currently permitted to repurchase additional shares of its common stock.

     Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements in 1999 and to fund anticipated acquisitions and capital expenditures, including the continued development of its network of retail pharmacies in Russia. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance. See Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 1998.

FOREIGN OPERATIONS

     Approximately 77%, 82%, and 80% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996 were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

     ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Russian ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations are included in income. As of December 31, 1998, ICN Russia had a net monetary asset position of approximately $13,952,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the dollar were to occur. Due to the extremely large fluctuation in the ruble exchange rate, the ultimate amount of any future foreign exchange loss the Company may incur cannot presently be determined and such loss may have a material adverse effect on the Company's financial position and results of operations. The Company's management continues to work to reduce its net monetary exposure, including the tightening of credit policies and increased accounts receivable collection efforts including, in some cases, discounts for early payment from customers. However, there can be no assurance that such efforts will be successful.

     The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available. The Company and its subsidiaries are also subject to foreign currency risk on its foreign-denominated debt of approximately $43,030,000 at December 31, 1998, which is primarily denominated in Swiss francs and German marks and, at Hungary and Poland, in U.S. dollars. See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1998 for further discussion.

INFLATION AND CHANGING PRICES

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

THE YEAR 2000 ISSUE

     Many computer systems and equipment and instruments with embedded microprocessors were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. Systems that are not Year 2000 compliant" could malfunction, potentially resulting in an adverse impact on the Company's business.

     The Company is pursuing an action plan to be Year 2000 compliant in all locations by the third quarter of 1999. The Company does not have significant reliance on custom, internally generated software; the Company principally uses third party software that is, in most cases, already Year 2000 compliant. The Company has completed an assessment of its worldwide information systems and has determined that it will be required to perform some modification or replacement of software so that all systems will properly utilize dates beyond December 31, 1999. The Company has spent approximately $6,800,000 to upgrade its information systems to be Year 2000 compliant, and currently considers its information systems to be over 90% Year 2000 compliant. The Company recently converted its Russian operations to Year 2000-compliant software.

     The remaining projects that must be completed for full Year 2000 compliance are software upgrades at the Company's plants in Hungary and Puerto Rico. The purchase of replacement software is necessary to maintain the existing "Good Manufacturing Practices" status of these plants. The Company has acquired appropriate replacement software for these facilities and installation began early in 1999. The estimated additional cost to complete the conversion to full Year 2000 compliance is estimated to be approximately $1,500,000 which will be spent primarily in 1999 and funded with cash from operations. There can be no assurance that the conversion will be completed within internal or external deadlines.

     The Company's operations may also be impacted in the event that computer disruption is encountered by third parties with whom the Company conducts significant business. These third parties include suppliers and service providers on whom the Company relies, and the wholesalers, distributors, health care providers, and others from whom the Company derives its revenues. The Company has identified the most critical of these third parties and the Company intends to communicate with these third parties concerning their state of readiness. However, the Company can provide no assurance that these third parties will not experience business disruption. If a number of these third parties experience business disruption due to a Year 2000 computer problem, the Company's results of operations and cash flows could be materially adversely affected.

     The Company is evaluating the need for contingency plans to address potential business disruptions at these third parties. Contingency planning may include increasing inventory levels, establishing secondary sources of supply and manufacturing, modifying production schedules, and maintaining backup lines of communications with our customers. Should the Company determine that important third parties may experience business interruption, appropriate contingency plans will be developed. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among these third parties.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency called the "Euro". The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of January 1, 1999. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

     The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies for at least two years. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.



NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and becomes effective for the Company for the first quarter of 2000. The Company does not currently engage in any program of hedging and consequently the Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial position, cash flows, or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management's judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price and currency risk.

     INTEREST RATE RISK: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes and its 9-1/4% Senior Notes). The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's 1998 and 1997 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $14,900,000 as of December 31, 1998.

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995.

     This Annual Report on Form 10-K contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to governmental approval of the marketing or manufacturing of certain of the Company's products and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Annual Report on Form 10-K and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Eastern Europe, Russia, Latin America, and China in light of the unstable economic, political and regulatory conditions in such regions; the risk of potential claims against certain of the Company's research compounds; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to Virazole(R), and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Year 2000 issue; the potential impact of the Euro currency; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits or the outcome of investigations pending against the Company; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of quarterly financial data for the years ended December 31, 1998 and 1997 (in thousands, except per share amounts):



                                       FIRST            SECOND             THIRD            FOURTH
1998(1)                               QUARTER           QUARTER           QUARTER          QUARTER
-------                               -------           -------           -------          --------

Revenues                             $240,796          $232,943          $162,991          $201,334
Gross profit on product sales         131,827           114,247            85,388           115,577
Eastern European charges                   --           165,646            39,884           235,290
Net income (loss)                      33,948           (97,498)          (65,223)         (223,301)

Basic earnings (loss) per share      $    .47          $  (1.34)         $   (.89)         $  (2.92)
Diluted earnings (loss) per share    $    .44          $  (1.34)         $   (.89)         $  (2.92)


                                       FIRST            SECOND             THIRD            FOURTH
1997(1)                               QUARTER           QUARTER           QUARTER           QUARTER
-------                              --------          --------          --------          --------

Revenues                             $158,968          $160,229          $177,397          $255,608
Gross profit on product sales          84,164            84,272           100,088           131,700
Net income                             22,312            21,268            34,557            35,787

Basic earnings per share             $    .37          $    .38          $    .61          $    .55
Diluted earnings per share           $    .32          $    .34          $    .50          $    .49


(1)  The increased  revenue trend is substantially due to the Company's  expansion program in 1998 and 1997.  In addition,  revenues for  1998 were  affected  by the charges described above in
     "Recent Developments."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

DECEMBER  31, 1998

Report of independent accountants ........................................  33

Financial statements:

         Consolidated balance sheets at December 31, 1998 and 1997........  34

         For the years ended December 31, 1998, 1997 and 1996:

         Consolidated statements of income................................  35
         Consolidated statements of stockholders' equity..................  36
         Consolidated statements of cash flows............................  37

         Notes to consolidated financial statements.......................  38

Financial statement schedule for the years ended December 31, 1998, 1997 and 1996:

         II. Valuation and qualifying accounts............................  60

     The  other  schedules  have  not  been  submitted   because  they  are  not
applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
     Stockholders of ICN Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. (a Delaware corporation) and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 2 and 14, effective November 26, 1998, the Company changed the method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, and reduced the carrying value of the investment to its fair value.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Newport Beach, California

March 4, 1999

                            ICN PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                      (in thousands, except per share data)

                                                                        1998          1997
                                                                        ----          ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                        $   104,921   $   209,896
  Restricted cash                                                       15,558           549
  Accounts receivable, net                                             180,001       260,495
  Notes receivable, net                                                    --        145,431
  Inventories, net                                                     126,545       146,988
  Prepaid expenses and other current assets                             13,723        23,392
                                                                   -----------   -----------
     Total current assets                                              440,748       786,751

Property, plant and equipment, net                                     327,756       360,713
Deferred income taxes, net                                              77,933        69,710
Other assets                                                            45,706        47,978
Goodwill and intangibles, net                                          464,253       226,593
                                                                   -----------   -----------
                                                                   $ 1,356,396   $ 1,491,745
                                                                   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade payables                                                   $    92,287   $    96,437
  Accrued liabilities                                                   60,644        67,883
  Notes payable                                                         17,584        13,759
  Current portion of long-term debt                                     28,097        19,359
  Income taxes payable                                                   5,142         3,707
                                                                   -----------   -----------
    Total current liabilities                                          203,754       201,145

Long-term debt, less current portion                                   510,808       315,088
Deferred license and royalty income                                      6,061        12,449
Other liabilities                                                       22,160        24,658
Minority interest                                                       27,449       142,077

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 10,000 shares authorized;
 -0- and 2 shares Series B and 1 and -0- shares Series
 D issued and outstanding at December 31, 1998 and 1997,
 respectively ($22,988 liquidation preference at December
 31, 1998)                                                                   1             1
Common stock, $.01 par value; 200,000 shares authorized;
 76,411 (1998)and 71,432 (1997) shares issued and outstanding
 (after deducting shares in treasury of 200 and 482,
 respectively)                                                             764           714
Additional capital                                                     928,956       766,868
Retained earnings (deficit)                                           (295,211)       70,129
Accumulated other comprehensive income                                 (48,346)      (41,384)
                                                                   -----------   -----------
    Total stockholders' equity                                         586,164       796,328
                                                                   -----------   -----------
                                                                   $ 1,356,396   $ 1,491,745
                                                                   ===========   ===========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                            ICN PHARMACEUTICALS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (in thousands, except per share data)

                                                               1998          1997          1996
                                                               ----          ----          ----
    Revenues:
      Product sales                                       $    800,639   $    752,202  $   614,080
      Royalties                                                 37,425             --           --
                                                          ------------    -----------  -----------
         Total revenues                                        838,064        752,202      614,080

    Costs and expenses:
       Cost of product sales                                   353,600        351,978      291,807
       Selling, general and administrative expenses            312,377        256,234      192,441
       Research and development costs                           20,835         18,692       15,719
       Eastern European charges                                440,820             --           --
                                                          ------------   ------------  -----------
         Total expenses                                      1,127,632        626,904      499,967
                                                          ------------   ------------  -----------

         Income (loss) from operations                        (289,568)       125,298      114,113

    Translation and exchange losses, net                        80,501         12,790        2,282
    Interest income                                            (13,057)       (15,912)      (3,001)
    Interest expense                                            38,069         22,849       15,780
                                                          ------------   ------------  -----------
      Income (loss) before income
       taxes and minority interest                            (395,081)       105,571       99,052

    Provision (benefit) for income taxes                         1,983        (27,736)      (6,815)
    Minority interest                                          (44,990)        19,383       18,939
                                                          ------------   ------------  -----------
      Net income (loss)                                   $   (352,074)  $    113,924  $    86,928
                                                          ============   ============  ===========
      Basic earnings (loss) per share                     $      (4.78)  $       1.93  $      1.75
                                                          ============   ============  ===========
      Shares used in per share computation                      73,637         55,965       48,341
                                                          ============   ============  ===========
      Diluted earnings (loss) per share                   $      (4.78)  $       1.69  $      1.51
                                                          ============   ============  ===========
      Shares used in per share computation                      73,637         69,650       60,197
                                                          ============   ============  ===========















The accompanying notes are an integral part of these consolidated statements.

                            ICN PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (in thousands, except per share data)

                                                                                                            ACCUMULATED
                                                                                                RETAINED       OTHER
                                         PREFERRED STOCK        COMMON STOCK      ADDITIONAL    EARNINGS   COMPREHENSIVE
                                        SHARES     AMOUNT     SHARES    AMOUNT      CAPITAL     (DEFICIT)      INCOME       TOTAL
                                        ------     ------     ------    ------    ----------   ----------     ---------    -------
BALANCE AT DECEMBER 31, 1995                --   $    --      45,630    $  456    $  289,954   $ (105,844)   $ (22,394)  $ 162,172
Comprehensive income:
  Net income                                --        --          --        --            --       86,928           --      86,928
  Foreign currency translation
   adjustments                              --        --          --        --            --           --       (4,623)     (4,623)
   Net unrealized gain on marketable
   securities                               --        --          --        --            --           --         (230)       (230)
                                                                                                                         ---------
     Total comprehensive income                                                                                             82,075

Exercise of stock options                   --        --       1,302        13        10,154           --           --      10,167
Issuance of preferred stock                 50         1          --        --        47,391           --           --      47,392
Issuance of common stock in connection
  with acquisitions                         --        --         536         5         6,840           --           --       6,845
Issuance of common stock                    --        --       1,068        11        12,087           --           --      12,098
Tax benefit of stock options exercised      --        --          --        --         1,600           --           --       1,600
Cash dividends                              --        --          --        --            --       (6,999)          --      (6,999)
                                        ------   -------    --------    ------      --------   -----------   ---------   ---------
BALANCE AT DECEMBER 31, 1996                50         1      48,536       485       368,026      (25,915)     (27,247)    315,350

Comprehensive income:
  Net income                                --        --          --        --            --      113,924           --     113,924
  Foreign currency translation
  adjustments                               --        --          --        --            --           --      (14,137)    (14,137)
                                                                                                                          ---------
     Total comprehensive income                                                                                             99,787

Exercise of stock options                   --        --       1,863        19        20,479           --           --      20,498
Expiration of put option                    --        --       1,598        16        24,614         (533)          --      24,097
Issuance of common stock:
  In connection with acquisitions            2        --       2,454        24       180,685           --           --     180,709
  Conversion of debt                        --        --      10,052       101       161,258           --           --     161,359
  In settlement of litigation               --        --         812         8         9,992           --           --      10,000
Conversion of preferred shares             (50)       --       5,797        58           (58)          --           --          --
Cash dividends                              --        --          --        --            --      (15,472)          --     (15,472)
Stock dividends on preferred stock          --        --         320         3         1,872       (1,875)          --          --
                                        ------   -------    --------    ------    ----------   ----------    ---------   ---------
BALANCE AT DECEMBER 31, 1997                 2         1      71,432       714       766,868       70,129      (41,384)    796,328

Comprehensive income:
  Net loss                                  --       --          --         --            --     (352,074)          --    (352,074)
  Foreign currency translation
  adjustments                               --       --          --         --            --           --       (6,962)     (6,962)
                                                                                                                         ---------
     Total comprehensive income                                                                                           (359,036)

Exercise of stock options                   --       --          634         6         6,777           --           --       6,783
Stock compensation                          --       --          319         3         5,304           --           --       5,307
Issuance of preferred stock                  1       --           --        --        23,000           --           --      23,000
Issuance of common stock:
  In connection with acquisitions           --       --        2,884        29        93,530           --           --      93,559
  Conversion of debt                        --       --          802         8        25,329           --           --      25,337
Issuance of treasury stock                  --       --          482         5        12,528           --           --      12,533
Purchase of treasury stock                  --       --         (200)       (2)       (4,448)          --           --      (4,450)
Conversion of preferred shares              (2)      --           57         1            (1)          --           --          --
Cash dividends                              --       --           --        --            --      (13,197)          --     (13,197)
Stock dividends on preferred stock          --       --            1        --            69          (69)          --          --
                                        ------  -------     --------  --------    ----------   ----------    ---------   ---------
BALANCE AT DECEMBER 31, 1998                 1  $     1       76,411  $    764    $  928,956   $ (295,211)   $ (48,346)  $ 586,164
                                        ======  =======     ========  ========    ==========   ==========    =========   =========

The accompanying notes are an integral part of these consolidated statements.

                            ICN PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                                      1998         1997          1996
                                                                      ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  (352,074)  $  113,924    $  86,928
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Depreciation and amortization                                       51,096       28,753       17,936
  Eastern European charges                                           451,019           --           --
  Provision for losses on accounts receivable                          7,559        4,021        4,345
  Provision for inventory obsolescence                                   602        3,342          106
  Translation and exchange losses, net                                80,501       12,790        2,282
  Deferred income                                                     (6,112)      (5,072)      (1,644)
  Loss (gain) on sale of assets                                          100       (1,184)         982
  Deferred income taxes                                               (8,223)     (35,376)         358
  Other non-cash gains                                                 3,314       (2,047)        (387)
  Minority interest                                                  (44,990)      19,383       18,939
  Change in assets and liabilities, net of effects of
    acquisitions:
     Accounts and notes receivable                                  (160,345)    (154,433)    (181,726)
     Inventories                                                     (29,075)      (6,227)      43,306
     Prepaid expenses and other assets                               (22,290)       3,936      (11,618)
     Trade payables and accrued liabilities                           38,912       30,665       13,683
     Income taxes payable                                              2,555        1,679       (7,885)
     Other liabilities                                                (2,925)      (4,839)     (11,153)
                                                                 -----------   ----------    ---------
       Net cash provided by (used in) operating activities             9,624        9,315      (25,548)
                                                                 -----------   ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                         22,958       40,826       27,663
  Proceeds from sale of assets                                         1,202        3,051        6,954
  (Increase) decrease in restricted cash                             (15,009)           3           --
  Cash acquired in connection with acquisitions                        1,111        1,250          859
  Capital expenditures                                              (110,281)    (100,397)     (26,216)
  Acquisition of license rights, product lines and businesses       (172,926)     (44,829)     (51,222)
  Loss of Yugoslavian operations                                     (22,101)          --           --
                                                                 -----------   ----------    ---------
       Net cash used in investing activities                        (295,046)    (100,096)     (41,962)
                                                                 -----------   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                           225,082      284,051       20,975
  Proceeds from exercise of stock options                              6,783       20,498       10,167
  Proceeds from issuance of preferred stock                               --           --       47,392
  Proceeds from issuance of common stock                               4,299           --       32,842
  Proceeds from issuance of stock put right                               --        1,707        3,195
  Net decrease in notes payable                                       (1,245)     (14,395)     (10,908)
  Payments on long-term debt                                         (27,381)     (17,555)     (13,984)
  Dividends paid                                                     (17,069)     (11,631)      (6,999)
  Purchase of treasury stock                                          (4,450)          --           --
                                                                 -----------   ----------    ---------
       Net cash provided by financing activities                     186,019      262,675       82,680
                                                                 -----------   ----------    ---------
Effect of exchange rate changes on cash and cash equivalents          (5,572)      (1,364)         102
                                                                 -----------   ----------    ---------
Net increase (decrease) in cash and cash equivalents                (104,975)     170,530       15,272
Cash and cash equivalents at beginning of year                       209,896       39,366       24,094
                                                                 -----------   ----------    ---------
Cash and cash equivalents at end of year                         $   104,921   $  209,896    $  39,366
                                                                 ===========   ==========    =========

The accompanying notes are an integral part of these consolidated statements.

                            ICN PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.   ORGANIZATION AND BACKGROUND

     ICN Pharmaceuticals, Inc. and Subsidiaries ("the Company") was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies"), in a transaction accounted for using the purchase method of accounting (the "Merger"). The Company is a multinational pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research, and diagnostic products and provides radiation monitoring services.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies are recorded at the lower of cost or realizable value. The accompanying consolidated financial statements reflect the elimination of all significant intercompany account balances and transactions.

     Effective November 26, 1998, the Company's equity ownership for ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavian Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to the fair value, currently estimated to be zero. The Company will account for its ongoing investment in ICN Yugoslavia under the cost method. See Note 14.

     CASH AND CASH EQUIVALENTS: Cash equivalents include repurchase agreements, certificates of deposit, money market funds, and municipal debt securities which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At December 31, 1998 and 1997, cash equivalents totaled $77,241,000 and $194,026,000, respectively.

     MARKETABLE SECURITIES: The Company classifies its investments as available for sale. Changes in market values are reflected as unrealized gains and losses, calculated on the specific identification method, in stockholders' equity. In 1998, upon the exchange and redemption of the Company's Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates"), marketable securities previously held in trust for the payment of the New Certificates became available to the Company and were sold, resulting in a gain of $1,993,000. In addition, during 1996, the Company sold certain corporate bond securities, resulting in a realized gain of $289,000.

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

     GOODWILL AND INTANGIBLES: The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheets as goodwill and intangibles. Intangible assets also include acquired product rights. Goodwill and intangibles amortization periods range from 5 to 20 years depending upon the nature of the business or products acquired. The Company periodically evaluates the carrying value of goodwill and intangibles including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the acquired entity or product line with the carrying value of the goodwill. Based on its review, the Company does not believe that any impairment of its goodwill and intangibles has occurred.

     As of December 31, 1998 and 1997, goodwill and intangibles included the following:

                                                   1998            1997
                                                   ----            ----
                                                     (in thousands)

        Goodwill                               $     69,741    $    57,215
        Acquired product rights                     423,813        183,209
        Other intangible assets                      11,811          7,750
                                               ------------    -----------
                                                    505,365        248,174
        Accumulated amortization                    (41,112)       (21,581)
                                               ------------    -----------
                                               $    464,253    $   226,593
                                               ============    ===========


     NOTES PAYABLE: The Company classifies various borrowings with initial terms of one year or less as notes payable. The weighted average interest rate on short-term borrowings outstanding at December 31, 1998 and 1997 was approximately 8% and 18%, respectively.

     REVENUE RECOGNITION: Revenues and related cost of product sales are recorded at the time of shipment or as services are performed, provided that collection of the revenue is reasonably assured.

     FOREIGN CURRENCY TRANSLATION: The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION, the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. Recorded losses from foreign exchange translation and transactions were $80,501,000, $12,790,000, and $2,282,000 for 1998, 1997 and
1996, respectively.

     INCOME TAXES: Income taxes are calculated in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than an enactment of changes in tax laws or rates.

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

     COMPREHENSIVE INCOME: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for the reporting and display of comprehensive income. The Company has adopted SFAS No. 130 effective January 1, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. These amounts are presented as a component of stockholders' equity, consistent with the Company's previous practice. SFAS No. 130 does not affect current principles of measurement of revenues and expenses and accordingly the adoption of SFAS No. 130 had no effect on the Company's results of operations or financial position.

     The balance of accumulated other comprehensive income at December 31, 1998 and 1997 consists of accumulated foreign currency translation adjustments. None of the components of other comprehensive income have been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

     PER SHARE INFORMATION: In 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt or preferred stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company adopted SFAS No. 128 in 1997, and earnings per share amounts for all periods prior to 1997 were restated to comply with its requirements.

     The Company's Board of Directors declared a quarterly cash dividend or distribution of $0.06 per share for each fiscal quarter of 1998 (including the fourth quarter 1998 distribution declared in January 1999). During 1997, the Company's Board of Directors declared quarterly cash distributions and dividends for each quarter, totaling $0.21 per share. During 1996, the Company's Board of Directors declared quarterly cash distributions for the first, second and third quarters totaling $0.15 per share. For the fourth quarter of 1996, the Company's Board of Directors declared a cash distribution of $0.05 per share in January 1997.

     STOCK-BASED COMPENSATION: The Company has adopted the disclosure only provisions of SFAS No. 123 for stock options issued to employees. Compensation cost for stock-based compensation has been measured using the intrinsic value method provided by Accounting Principles Board No. 25.

     RECLASSIFICATIONS: Certain prior year items have been reclassified to conform with the current year presentation, with no effect on previously reported net income or stockholders' equity.

3.   ACQUISITIONS

     ACQUIRED PRODUCT RIGHTS - In February 1998, the Company acquired from SmithKline Beecham plc ("SKB") the Asian, Australian and African rights to 39 prescription and over-the-counter pharmaceutical products. The Company received the product rights in exchange for $45,500,000 payable in a combination of $22,500,000 in cash and 821 shares of the Company's Series D Convertible Preferred Stock (see Note 10). Effective October 1, 1998, the Company acquired from SKB the Latin American rights to three ethical pharmaceutical products for $3,500,000 in cash.

     In November 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann-La Roche Ltd. ("Roche"). Aggregate consideration for the products was $178,800,000, paid in a combination of $89,400,00 cash and 2,883,871 shares of the Company's common stock, valued at $89,400,000 (based on the initial guarantee price of $31.00 per share). See Note 11.

     In March 1998, the Company acquired the rights to a portfolio of 32 dermatology products from Laboratorio Pablo Cassara ("Cassara") for $22,450,000 in cash. The Company will market the products through its subsidiary, ICN Argentina.

     The acquisitions of the product rights from SKB, Roche, and Cassara will be accounted for using the purchase method of accounting, with the purchase price being allocated to acquired product rights included in goodwill and intangibles and amortized on a straight-line basis over 18 years. The amortization period was determined based upon analysis and valuations which considered the relative profitability and growth prospects of the acquired products rights, the distribution networks and the recognizable trade names.

     VYZKUMNY USTAV ANTIBIOTIC A BIOTRANSFORMACII - In July 1998, the Company acquired Vyzkumny Ustav Antibiotic a Biotransformacii ("VUAB"), a pharmaceutical manufacturing and research facility located in a suburb of Prague, Czech Republic, for $17,942,000 in cash. VUAB produces and sells pharmaceutical products in finished forms, principally injectable antibiotics and infusion solutions, and pharmaceutical raw materials. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company. Goodwill of $1,328,000 was recorded in connection with the acquisition and is being amortized over a 20 year estimated useful life.

     OTHER ACQUISITIONS - During 1998, the Company acquired a 57% interest in Pharmsnabsbyt, a distributor of pharmaceutical products in St. Petersburg, Russia. Pharmsnabsbyt distributes a variety of pharmaceutical products within Russia, including many of those produced by the Company's Russian factories. The Company also acquired a portion of the minority interests in five of its existing Eastern European operations for an aggregate of $6,489,000 in cash. The book value of the minority interests acquired exceeded the consideration paid by an aggregate of $8,983,000, resulting in a reduction of the carrying value of the related goodwill or acquired property and equipment.

     The following table presents unaudited consolidated pro forma financial information for the twelve months ended December 31, 1998 and 1997, as though the acquisitions made in 1998 had occurred on January 1, 1997 (in thousands, except per share data):

                                                           Year Ended
                                                           December 31,
                                                     -----------------------
                                                        1998          1997
                                                     ---------     ---------
                                                           (unaudited)

     Revenues                                        $ 901,980     $ 892,296
     Income (loss) before provision for
      income taxes and minority interest              (375,084)      143,552
     Net income (loss)                                (339,720)      137,685
     Basic earnings (loss) per share                 $   (4.48)    $    2.24

     The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on January 1, 1997. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operations.

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

     The Company has allocated the purchase price first to the identifiable assets acquired (based upon estimated fair values) and the liabilities assumed (at estimated present values). A summary of the purchase price allocation of the 1998 acquisitions is as follows (in thousands):


   Current assets (excluding cash of $1,111)            $      2,476
   Property, plant and equipment                              21,163
   Other non-current assets                                    8,972
   Acquired product rights                                   244,106
   Goodwill                                                   13,844
   Current liabilities                                       (11,374)
   Long-term liabilities                                      (1,461)
                                                        ------------
   Total purchase price                                 $    277,726
                                                        ============


4.   RELATED PARTY TRANSACTIONS

     In June 1996, the Company made a short-term loan to the Chairman and CEO in the amount of $3,500,000 for certain personal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of debt of the Chairman with a third party bank. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman's debt. This deposit is recorded as a long-term asset on the consolidated balance sheet. The Chairman has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors. In 1997, the Company made a short-term advance of $327,000 to the Chairman and CEO, which was repaid, with interest, in 1997.

5.   CONCENTRATIONS OF CREDIT RISK

     The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions and limits the amount of credit exposure to any one financial institution. At December 31, 1998 and 1997, the Company's cash and cash equivalents and restricted cash include $109,000,000 and $178,536,000, respectively, held in time deposits, money market funds, and municipal debt securities through seven major financial institutions.

6.   INCOME TAXES

     Pretax income (loss) from continuing operations before minority interest for each of the years ended December 31, consists of the following (in thousands):

                                    1998           1997           1996
                                    ----           ----           ----

Domestic                        $ (252,597)    $  (21,886)    $   5,039
Foreign                           (142,484)       127,457        94,013
                                ----------     ----------     ---------
                                $ (395,081)    $  105,571     $  99,052
                                ==========     ==========     =========

     The income tax (benefit) provision for each of the years ended December 31, consists of the following (in thousands):

                                          1998          1997          1996
                                          ----          ----          ----
Current
  Federal                             $         --  $         --  $     (9,469)
  State                                        640           200            68
  Foreign                                    9,566         7,440         2,228
                                      ------------  ------------  ------------
                                            10,206         7,640        (7,173)
Deferred
  Federal                                  (11,409)      (31,375)           --
  Foreign                                    3,186        (4,001)          358
                                      ------------  ------------  ------------
                                            (8,223)      (35,376)          358
                                      ------------  ------------  ------------
                                      $      1,983  $    (27,736) $     (6,815)
                                      ============  ============  ============


     The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options of $-0-, $-0-, and $1,600,000 in 1998, 1997 and 1996, respectively, which were credited directly to additional capital.

     The primary components of the Company's net deferred tax asset at December 31, 1998 and 1997 are as follows (in thousands):

                                                         1998          1997
                                                         ----          ----
Deferred tax assets:
  NOL carryforward                                   $   100,840   $    78,356
  Inventory and other reserves                            14,514         6,605
  Tax credit carryover                                       947         1,226
  Capital loss carryforward                               18,988            --
  Deferred income                                          1,989         4,415
  Long-term debt                                              --         4,984
  Other                                                    3,685           781
  Valuation allowance                                    (55,938)      (23,077)
                                                     -----------   -----------
  Total deferred tax asset                                85,025        73,290
                                                     -----------   -----------

Deferred tax liabilities:
  Property, plant and equipment                             (168)         (196)
  Inventory                                               (1,770)       (1,770)
  Other                                                   (5,154)       (1,614)
                                                     -----------   -----------
  Total deferred tax liability                            (7,092)       (3,580)
                                                     -----------   -----------
  Net deferred tax asset                             $    77,933   $    69,710
                                                     ===========   ===========


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

     In 1998 and 1997, the provision for income taxes reflects a deferred tax benefit of $8,223,000 and $35,376,000, respectively, resulting from the recognition of certain deferred tax assets and the reduction of the related valuation allowance. During 1998 and 1997, the Company acquired certain product rights from Roche and SKB and in 1998, its partner Schering-Plough received FDA approval to market Rebetron(TM), for which the Company will receive royalties. These new products and royalties are expected to generate future taxable income that resulted in a deferred tax benefit in 1998 and 1997.

     In 1998, the valuation allowance primarily relates to the deduction for the write-off of the Yugoslavian subsidiary, a $12,000,000 benefit of stock options included in the NOL carryforward, the tax credit carryforward, and certain foreign NOLs. Upon realization, the $12,000,000 benefit of stock options included in the NOL carryforward will be added to additional capital. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 1998, the Company has domestic and foreign NOLs of approximately $240,000,000 and $25,000,000, respectively. The Company's NOLs and tax credit carryovers begin to expire in 1999 and the capital loss carryforward of $54,250,000 expires in 2003.

     The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                                1998         1997        1996
                                                ----         ----        ----

    Statutory rate                                (35%)         35%        35%
    Foreign source income taxed at lower
    effective rates:
        Yugoslavia                                 15          (17)       (24)
        Russia                                      3           (5)        (5)
        Hungary                                    --           (2)        --
        Others                                     (1)          (4)        (2)

    Change in valuation allowance                   5          (33)        --
    Basis difference in Yugoslavia                 14           --         --
    Favorable audit settlement                     --           --         (5)
    Domestic NOL loss carryback                    --           --         (5)
    Other, net                                     --           --         (1)
                                              -------      -------     ------
    Effective rate                                  1%         (26)%       (7)%
                                              =======      =======     ======


     In Yugoslavia, the Company received the benefit of certain favorable tax laws that resulted in income taxes at a rate lower than the 25% Yugoslavian statutory rate. Under Yugoslavian law, taxable earnings attributed to foreign investment are exempt from taxation for a five year period. Accordingly, 75% of ICN Yugoslavia's taxable income, the Company's ownership in ICN Yugoslavia, was exempt from taxation for the five years ending December 31, 1996. Also in Yugoslavia, the Company received a tax credit for capital investments, which may include short-term government bonds and property and equipment, which can only be used in the year in which the investment is made. Effective January 1, 1997, additional changes in the Yugoslavian tax law resulted in benefits to the Company in the form of a reduction in taxes otherwise payable as a result of its foreign investment in ICN Yugoslavia.

     In Russia, the Company continues to benefit from special tax relief that benefits pharmaceutical companies. Under this relief approximately 75% of the income generated in Russia related to the manufacture and sale of prescription medicines is exempt from taxation. This reduces the statutory rate to approximately 8%. The continuing tax benefits in Russia are subject to potential changes in tax law that may be enacted in the future. Should these benefits be repealed, income generated in Russia would require the Company to provide taxes at the current statutory rate of 35%. In Hungary, the Company benefited from a tax holiday which expired on December 31, 1998.

     In 1998, ICN Yugoslavia and ICN Hungary generated tax loss carryforwards and the Company's Russian subsidiaries generated deferred income tax assets, primarily related to bad debt reserves. Management believes that it is more likely than not that these future tax benefits will not be realized as a result of the seizure of ICN Yugoslavia and the Russian economic crisis affecting Eastern Europe. Accordingly, the Company recorded a valuation allowance against these loss carryforwards and deferred income tax assets, resulting in no tax benefit being recorded in 1998.

     The aggregate benefit using the local statutory rates in Yugoslavia, Russia, and Hungary in 1997 and 1996 relating to the above items was approximately $23,300,000 ($0.33 per diluted share) and $22,700,000 ($0.38 per diluted share), respectively.

     During 1998, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 1998, is approximately $145,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            1998          1997          1996
                                                            ----          ----          ----
Income:
  Net income (loss)                                     $   (352,074) $    113,924  $    86,928
  Dividends and accretion on preferred stock                     (34)       (5,651)      (2,199)
                                                        ------------- ------------  -----------
  Numerator for basic earnings per share -- income
     available to common stockholders                       (352,108)      108,273       84,729
  Effect of dilutive securities:
     8-1/2% Convertible Subordinated Notes                        --         9,328        7,520
     5-5/8% Swiss Franc Exchangeable Certificates                 --           123         (738)
     5-1/2% Swiss Franc Exchangeable Certificates                 --            37         (345)
     Other dilutive securities                                    --            --           21
                                                        ------------  ------------  -----------
  Numerator for diluted earnings per share -- income
     available to common stockholders after assumed
     conversions                                        $   (352,108) $    117,761  $    91,187
                                                        ============  ============  ===========
Shares:
  Denominator for basic earnings per share --
    weighted-average shares outstanding                       73,637        55,965       48,341
  Effect of dilutive securities:
     Employee stock options                                       --         3,033        1,596
     Series C Convertible Preferred Stock                         --         1,266           --
     8-1/2% Convertible Subordinated Notes                        --         6,744        7,800
     5-5/8% Swiss Franc Exchangeable Certificates                 --         1,811        1,377
     5-1/2% Swiss Franc Exchangeable Certificates                 --           831          831
     Other dilutive securities                                    --            --          252
                                                        ------------  ------------  -----------
  Dilutive potential common shares                                --        13,685       11,856
                                                        ------------  ------------  -----------
  Denominator for diluted earnings per share--
   adjusted weighted-average shares and assumed
   conversions                                                73,637        69,650       60,197
                                                        ============  ============  ===========
Basic earnings (loss) per share                         $      (4.78) $       1.93  $      1.75
                                                        ============  ============  ===========
Diluted earnings (loss) per share                       $      (4.78) $       1.69  $      1.51
                                                        ============  ============  ===========

     Income available to common stockholders, for purposes of computing basic earnings per share, reflects adjustments for cumulative preferred dividends and an embedded dividend arising from the discounted conversion terms of the Series B Convertible Preferred Stock. The Company's Series B Convertible Preferred Stock is not reflected in the computation of diluted earnings per share for any periods, as such securities were antidilutive. Because the Company recorded a net loss for 1998, the effects of stock options, the Series D Convertible Preferred Stock, and other potentially dilutive securities are not included in the computation of earnings per share as all such securities are antidilutive. All shares of the Company's Series C Convertible Preferred Stock, issued in July 1997, were converted into common stock during 1997 and the adjustment to the number of shares outstanding represents the additional shares that would have been outstanding had the Series C Convertible Preferred Stock been converted to common stock at the time of issuance.

8.   DETAIL OF CERTAIN ACCOUNTS

                                                        1998          1997
                                                        ----          ----
                                                          (in thousands)
       ACCOUNTS RECEIVABLE, NET:
         Trade accounts receivable                  $    209,444  $    254,376
         Other receivables                                19,305        18,118
                                                    ------------  ------------
                                                         228,749       272,494
         Allowance for doubtful accounts                 (48,748)      (11,999)
                                                    ------------  ------------
                                                    $    180,001  $    260,495
                                                    ============  ============

       INVENTORIES, NET:
         Raw materials and supplies                 $     33,915  $     65,937
         Work-in-process                                  13,372        16,745
         Finished goods                                   90,846        75,782
                                                    ------------  ------------
                                                         138,133       158,464

         Allowance for inventory obsolescence            (11,588)      (11,476)
                                                    ------------  ------------
                                                    $    126,545  $    146,988
                                                    ============  ============

       PROPERTY, PLANT AND EQUIPMENT, NET:
         Land                                       $     17,678  $     20,531
         Buildings                                       124,402       127,577
         Machinery and equipment                         152,037       145,640
         Furniture and fixtures                           19,372        20,273
         Leasehold improvements                            3,341         3,426
                                                    ------------  ------------
                                                         316,830       317,447

         Accumulated depreciation and amortization       (57,455)      (53,112)
         Construction in progress                         68,381        96,378
                                                    ------------  ------------
                                                    $    327,756  $    360,713
                                                    ============  ============

     At December 31, 1998 and 1997, construction in progress includes costs incurred to date for the construction of a new pharmaceutical factory at the Company's Rzeszow, Poland facility and other plant expansion projects. At December 31, 1997, construction in progress also includes costs incurred for the construction and modernization of its former pharmaceutical complex outside Belgrade, Yugoslavia, which was written off in 1998.

                                                        1998          1997
                                                        ----          ----
                                                          (in thousands)
ACCRUED LIABILITIES:
  Payroll and related items                         $    11,505   $    16,423
  Interest                                               13,726        11,683
  Other                                                  35,413        39,777
                                                    -----------   -----------
                                                    $    60,644   $    67,883
                                                    ===========   ===========

9.   DEBT

     Long-term debt consists of the following (in thousands):

                                                                            1998         1997
                                                                            ----         ----
9-1/4% Senior Notes due 2005                                            $  275,000   $  275,000
8-3/4% Senior Notes due 2008 (net of unamortized discount
  of $3,226)                                                               196,774           --
Hungarian mortgages, with interest at rates ranging from
   LIBOR + 0.9% to LIBOR + 1.0%; interest and principal
   due in varying amounts through 2001                                       5,010        5,258
U.S. mortgages with variable interest at rates ranging
   from 7.1% to 8.9%; interest and principal payable monthly
   through 2022                                                             10,753       11,925
Polish mortgage note, repaid in 1998                                            --        8,604
U.S. capital leases with interest at rates ranging from 4.9%
   to 6.1% payable monthly through 2000                                        599        1,651
Swiss Franc Guaranteed Bonds with an effective interest rate of 8.5%, maturing in 2002 (net of unamortized discount of
   $88 in 1997)                                                                228        6,056
Hungarian loans in U.S. dollars and various foreign currencies, with interest at rates ranging from LIBOR + 0.5% to 21.0%,
   maturing at various dates through 2002                                   33,389       24,563
Other long-term debt due in U.S. dollars and various foreign currencies, with interest at rates ranging from 6.0% to 15.0%;
   interest and principal due in varying amounts through 2004               17,152        1,390
                                                                      ------------  -----------
                                                                           538,905      334,447
Less current portion                                                        28,097       19,359
                                                                      ------------  -----------
          Total long-term debt                                        $    510,808  $   315,088
                                                                      ============  ===========

     In August 1998, the Company completed a private placement of $200,000,000 of its 8-3/4% Senior Notes due 2008 (the "8-3/4% Senior Notes") for net proceeds of $190,821,000. The 8-3/4% Senior Notes are subject in limited circumstances to redemption at the Company's option at any time prior to November 15, 2001, at 108.75% of their principal amount, plus accrued and unpaid interest. In connection with the private placement, the Company granted the purchasers of the 8-3/4% Senior Notes certain registration rights.

     In August 1997, the Company completed an underwritten public offering of $275,000,000 of its 9-1/4% Senior Notes Due 2005 (the "9-1/4% Senior Notes") for net proceeds of $265,646,000. The 9-1/4% Senior Notes are redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001, at specified redemption prices.

     The 8-3/4% Senior Notes and the 9-1/4% Senior Notes (together, the "Senior Notes") each are general unsecured obligations of the Company which rank pari passu in right of payment with all other unsecured senior indebtedness, and are senior to all subordinated indebtedness of the Company. Upon a change of control (as defined in the related indentures), the Company will be required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest thereon to the date of repurchase. Interest on the Senior Notes is payable semi-annually. The indentures governing the Senior Notes include certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets, or the Company's ability to consolidate or merge with another entity, subject to certain qualifications and exceptions.

     In 1987, Bio Capital Holding ("Bio Capital"), a trust established by ICN and Biomedicals, completed a public offering in Switzerland of SFr. 70,000,000 principal amount of 5 1/2% Swiss Franc Exchangeable Certificates ("Old Certificates"). The Bio Capital debt is senior, uncollateralized indebtedness of the Company. At the option of the certificate holder, the Old Certificates are exchangeable into shares of the Company's common stock. Net proceeds were used by Bio Capital to purchase SFr. 70,000,000 face amount of zero coupon Swiss Franc Debt Notes due 2002 of the Kingdom of Denmark (the "Danish Bonds") for SFr. 33,772,000 and 15 series of zero coupon Swiss Franc Guaranteed Bonds of the Company for SFr. 32,440,000 which are guaranteed by the Company. Each series of the Swiss Franc Guaranteed Bonds are in an aggregate principal amount of SFr. 3,850,000 maturing February of each year through 2002. The Company has no obligation with respect to the payment of the principal amount of the Old Certificates since they will be paid upon maturity by the Danish bonds. During 1990, Biomedicals offered to exchange, to all certificate holders, the Old Certificates for newly issued certificates ("New Certificates"). Substantially all of the outstanding Old Certificates were exchanged for New Certificates.

     In March 1998, the Company announced the redemption of the New Certificates and during 1998, SFr 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock and the remainder of the New Certificates were redeemed for cash. Upon the exchange and redemption of the New Certificates, Danish Bonds held in trust for the payment of the New Certificates, having a market value of approximately $22,958,000, became available to the Company and were sold. The exchange increased stockholders' equity by $25,337,000 and reduced long-term debt and accrued interest by $4,680,000. At December 31, 1998, the face value of the outstanding Bio Certificates, SFr. 1,745,000, is convertible into approximately 21,000 shares of the Company's common stock at the exchange price of $54.17 using a fixed exchange rate of SFr. 1.54 to U.S. $1.00.

     The Company has long-term debt totaling $34,430,000 payable in U.S. dollars, Deutsche marks, and Dutch guilders, collateralized by certain real property and personal property of the Company (principally inventories) having a net book value of $41,005,000 at December 31, 1998.

     Aggregate   annual   maturities  of  long-term  debt  are  as  follows  (in
thousands):

       1999                                      $    28,097
       2000                                           17,319
       2001                                           12,632
       2002                                            5,632
       2003                                              202
       Thereafter                                    475,023
                                                 -----------
          Total                                  $   538,905
                                                 ===========

     The estimated fair value of the Company's debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $549,819,000 and $351,722,000 compared to its carrying value of $538,905,000 and $334,447,000 at December 31, 1998 and 1997,
respectively.

     The Company has short and long-term lines of credit, classified in notes payable, aggregating $45,211,000 under which borrowings of $7,346,000 and letters of credit of $28,300,000 were outstanding at December 31, 1998. The lines of credit provide for short-term borrowings and for the issuance of letters of credit, and bear interest at variable rates based upon LIBOR (approximately 5.1% at December 31, 1998) or other indices. Certain of the lines of credit also include covenants restricting the payment of dividends, the issuance of new indebtedness, and the repurchase of the Company's common stock and requiring the maintenance of certain financial ratios and cash collateral balances.

10.  PREFERRED STOCK

     In connection with the acquisition of rights to certain products from SKB, the Company issued to SKB 821 shares of its Series D Convertible Preferred
Stock. Each share of the Series D Convertible Preferred Stock is initially convertible into 750 shares of the Company's common stock (together, the "SKB

Shares"), subject to certain antidilution adjustments, and has a liquidation preference of $28,000 per share. Except under certain circumstances, SKB has agreed not to sell the SKB Shares until November 4, 1999, unless the market price of the Company's common stock exceeds $50.00 per common share. In connection with the issuance of the SKB shares, the Company guaranteed SKB a price initially at $37.37 per common share, increasing at a monthly rate of $0.43 per share for twenty months. The Company has agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during the guarantee period ending in December 1999 and the then market value of the unsold SKB Shares do not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). Alternatively, should SKB sell the SKB shares at any time during the guarantee period, the agreement entitles the Company to any of the proceeds realized by SKB in excess of the guarantee price. The Company has also granted SKB certain registration rights covering the common shares issuable upon conversion of the Series D Preferred Stock. At December 31, 1998, the aggregate guaranteed value of the SKB Shares exceeds their market value by approximately $15,117,000, and the Company may be required to issue approximately 705,000 additional common shares in satisfaction of this agreement.

     In October 1996, the Company issued 50,000 shares of Series B Convertible Preferred Stock, for net proceeds of $47,392,000, in a private placement. The Series B Convertible Preferred Stock had a liquidation preference of $1,000 per share and was convertible at the option of the holder into common stock based on a conversion price calculated using the average daily low for the five trading days preceding the conversion date and applying a discount of 13%. The Series B Convertible Preferred Stock had a 6% annual dividend that was cumulative and payable quarterly. The Company had the option to pay the dividend in either cash or common stock of the Company. The Series B Convertible Preferred Stock was mandatorily convertible into common stock on the fifth anniversary of its issuance. However, this provision was subject to extension under certain circumstances. Dividends paid in common stock were based on the fair value of common stock at the time of declaration. During 1997 and 1998, all of the Series B Convertible Preferred Stock was converted into a total of 2,854,000 shares of the Company's common stock.

11.  COMMON STOCK

     During 1998, the Board of Directors and the stockholders each approved the Company's Amended and Restated 1998 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan, as amended, provides for the granting of options to purchase a maximum of 7,854,000 shares (including 3,000,000 shares authorized in 1998) of the Company's common stock to key employees, officers, directors, consultants and advisors of the Company. Options granted under the Stock Option Plan must have an option price not less than 85% of the fair market value of the Company's common stock at the date of the grant, and a term not exceeding 10 years. Options vest ratably over a four year period from the date of the grant. Under the Stock Option Plan each nonemployee director is granted 22,500 options on each April 18. In addition to options granted under the Stock Option Plan, in connection with the Merger all stock options outstanding under the stock option plans of each of the Predecessor Companies were exchanged for options to purchase shares of the Company, based upon the respective exchange ratios.

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                             1998          1997        1996
                                             ----          ----        ----
Net income (loss)                        $ (359,757)   $ 110,426    $ 85,035
Earnings (loss) per share-- basic             (4.89)        1.87        1.71
Earnings (loss) per share-- diluted           (4.89)        1.64        1.48

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                       1998        1997       1996
                                                       ----        ----       ----
Weighted-average life (years)                           5.0         5.0        6.5
Volatility                                              56%         46%        60%
Annual dividend per share                           $  0.36     $  0.24     $ 0.21
Risk-free interest rate                                5.15%       6.33%      6.25%
Weighted-average fair value of options granted      $ 19.54     $  6.00     $ 9.49


     The following table sets forth information relating to stock option plans during the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share data):

                                                                       WEIGHTED
                                                          NUMBER        AVERAGE
                                                            OF         EXERCISE
                                                          SHARES         PRICE
                                                        ---------     ---------
  Shares under option, December 31, 1995                    9,369     $  11.24
     Granted                                                  798        15.16
     Exercised                                             (1,302)        8.01
     Canceled                                                (150)       11.97
                                                        ---------
  Shares under option, December 31, 1996                    8,715        12.09
     Granted                                                2,267        13.86
     Exercised                                             (1,870)       11.03
     Canceled                                                (192)       14.07
                                                        ---------
  Shares under option, December 31, 1997                    8,920        12.68
     Granted                                                2,211        42.75
     Exercised                                               (634)       10.94
     Canceled                                                (144)       14.96
                                                        ---------
  Shares under option, December 31, 1998                   10,353     $  18.97
                                                        =========
  Exercisable at December 31, 1996                          5,660     $  12.29
                                                        =========
  Exercisable at December 31, 1997                          5,643     $  12.29
                                                        =========
  Exercisable at December 31, 1998                          6,841     $  13.43
                                                        =========
  Options available for grant at December 31, 1997            500
                                                        =========
  Options available for grant at December 31, 1998          1,433
                                                        =========

     The schedule below reflects the number of outstanding and exercisable shares as of December 31, 1998 segregated by price range (in thousands, except per share data):

                                            OUTSTANDING               EXERCISABLE
                                        --------------------      -------------------
                                                    WEIGHTED                 WEIGHTED      WEIGHTED
                                        NUMBER       AVERAGE      NUMBER      AVERAGE       AVERAGE
                                          OF        EXERCISE        OF       EXERCISE      REMAINING
 RANGE OF EXERCISE PRICES               SHARES        PRICE       SHARES       PRICE      LIFE (YEARS)
 ------------------------               ------        -----       ------       -----      ------------
 $ 2.56 to $ 12.36                       3,795     $   9.41       3,642      $  9.36          4.6
 $12.75 to $ 17.99                       4,071        15.05       2,586        15.44          6.6
 $19.21 to $ 49.00                       2,487        39.96         613        29.17          8.1
                                       -------                   ------
                                        10,353                    6,841
                                       =======                   ======

     During 1998, the Company extended by one year the term of options to purchase an aggregate of 304,000 shares of common stock which are held by four employees, including the Chairman and CEO and a director. The Company recorded compensation expense of $2,909,000 related to these options.

     In January 1996, the Company sold approximately 600,000 shares of its common stock to a foreign bank for net proceeds of $6,000,000. The proceeds were used by the Company for the acquisition of GlyDerm, a Michigan based skin care company, and several smaller acquisitions.

     In 1996, the Company acquired the net assets of the Siemens Dosimetry Service Division of Siemens Medical Systems, Inc. ("Siemens"), for 1,447,250 shares of the Company's common stock (the "Siemens Shares") plus other consideration. On December 23, 1996, Siemens sold the Siemens Shares to certain accounts over which an investment company exercises investment authority (collectively, the "Purchasers"), for $13.00 per share. In conjunction with and conditioned upon the consummation of the sale of the Siemens Shares, the Company entered into an agreement (the "Put Agreement") with the Purchasers pursuant to which the Company sold 150,000 additional shares of common stock for $1,950,000 (together with the Siemens Shares, the "Purchaser Shares") and sold the Purchasers, for $3,200,000, the right to put (the "Put Right") 1,597,250 shares of common stock, valued at $23,120,000 at December 31, 1996, to the Company at $20 per share on January 10, 2000. The Put Agreement also entitled the Company to a portion of any proceeds from the sale of the Purchaser Shares in excess of the $20 per share put price. In 1997, the Purchaser sold substantially all shares subject to the Put Right and the Put Right expired entirely; the
$23,120,000 value of the Purchaser Shares was added to the Company's stockholders' equity. In addition, the Company received a cash payment from the Purchasers, which was also added to stockholders' equity.

     STOCK REPURCHASE PLAN: In September and October 1998, the Company's Board of Directors authorized two stock repurchase programs. The first repurchase program authorized the Company to repurchase up to $10,000,000 of its outstanding common stock. The second authorized the Company to initiate a long-term repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In executing the repurchase programs, the Company is limited by certain covenants contained in the indentures relating to the Company's Senior Notes. In the indentures, the Company is permitted to repurchase up to $10,000,000 of its common stock under the first program; however, repurchases under the second program will only be permitted as the Company generates cumulative net income, as provided for in the indentures. In 1998, the Company repurchased an aggregate of 200,000 shares of its common stock for $4,450,000.

     STOCKHOLDER RIGHTS PLAN: In connection with the Merger, the Company adopted a Stockholder Rights Plan to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-hundredth ( 1/100) of a share of Series A Preferred Stock (the "Rights"), par value $0.01 per share, of the Company at a price of $125 per one one-hundredth of a share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The Rights expire on November 1, 2004.

     LONG-TERM INCENTIVE PLAN: The Company has a long-term incentive plan which provides for the issuance of shares of the Company's common stock to senior executives. Shares issued under the long-term incentive plan are restricted and vest over a four-year period. In 1998, approximately 319,000 shares of the Company's common stock having a value of $10,466,000 were issued under this plan. Compensation expense for the value of the common shares issued is being recognized over the vesting period and is credited to additional capital. As of December 31, 1998, the unamortized compensation cost related to the restricted shares is $8,068,000.

     CONTINGENTLY ISSUABLE SHARES: Effective October 1, 1998, the Company issued 2,883,871 shares of its common stock to Roche as part of the consideration for the rights to four pharmaceutical products. Under the terms of the agreement with Roche, the Company has guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. Should Roche sell any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. Should the market price of the Company's common stock be below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy  the  aggregate  guarantee  amount  by  payment  to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock. At December 31, 1998, the aggregate guaranteed value of the shares issued to Roche exceeds their market value by approximately $29,927,000, and the Company may be required to issue approximately 1,419,000 additional common shares in satisfaction of this agreement.

     OTHER: In 1997, long-term debt of the Company having an aggregate carrying value of $124,060,000 was converted into 10,052,000 shares of the Company's common stock. In addition, the Company issued 812,000 shares of its common stock, having a value of $10,000,000, in settlement of litigation. The Company also issued 129,665 shares of its common stock, having a value of $1,875,000, in payment of a portion of the 6% annual dividend on the Series B Convertible Preferred Stock.

12.  COMMITMENTS AND CONTINGENCIES

     INVESTIGATIONS: Pursuant to an Order Directing Private Investigation and Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the United States Securities and Exchange Commission (the "Commission") with respect to certain matters pertaining to the status and disposition of the 1994 Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period from June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of Company securities, engaged in possible violations of Section 17(a) of Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the 1994 Hepatitis C NDA; (ii) purchased or sold Common Stock while in possession of material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA, to other persons who may have purchased or sold Common Stock. The Company has cooperated and continues to cooperate with the Commission in its investigation. On January 13, 1998, the Company received a letter from the Commission's Philadelphia District Office (the "District Office") stating the District Office's intention to recommend to the Commission that it authorize the institution of a civil action against the Company, Milan Panic, Chairman and Chief Executive Officer of the Company, and a former senior executive of the Company. As set forth in the letter, the District Office seeks the authority to commence a civil action to enjoin the Company from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and to impose a civil penalty of up to $500,000 on the Company. In regard to Mr. Panic, the District Office seeks the authority to commence a civil action: (i) to enjoin Mr. Panic from future violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; (ii) for disgorgement of approximately $390,000; (iii) for prejudgment interest; (iv) for a civil penalty pursuant to Section 21A of the Exchange Act that cannot exceed three times any amount disgorged; and (v) for an order barring Mr. Panic from serving as an officer or director of a public company pursuant to Section 21 of the Exchange Act. On January 30, 1998 and thereafter, the Company filed submissions with the Commission urging that it reject the District Office's request. On August 27, 1998, the Company's counsel was informed by the District Office that (i) the District Office had withdrawn its request for authorization to commence an enforcement action against Mr. Panic with respect to allegations of illegal insider trading and the remedies of disgorgement, interest, and monetary penalties attendant thereto; and (ii) the Commission had granted the District

Office's request for authorization to commence an enforcement action against the Company, Mr. Panic, and a senior executive officer of the Company alleging false or misleading statements or omissions with respect to the status and disposition of the 1994 Hepatitis C NDA, including the remedies of injunctive relief and a civil penalty not to exceed $500,000 against the Company, and injunctive relief and a director and officer bar against Mr. Panic.

     The Company has received subpoenas from a Grand Jury in the United States District Court, Central District of California requesting the production of documents covering a broad range of matters over various time periods. The Company understands that the Company, Mr. Panic, two current senior executive officers, a former senior officer, and a current employee of the Company are targets of the investigation. The Company also understands that a senior executive officer, a former officer, a current employee, and a former employee are subjects of the investigation. The United States Attorney's office has advised counsel for the Company that the areas of its investigation include disclosures made and not made concerning the 1994 Hepatitis C NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that the 1994 Hepatitis C NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. Panic of stock belonging to Company employees; and, with respect to Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. The Company has and continues to cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation. The United States Attorney's office has issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former employees testified before the Grand Jury beginning in July 1998.

     On or about February 9, 1999, the Company commenced an action in the United States District Court of the District of Columbia against the Federal Republic of Yugoslavia ("FRY"), the Republic of Serbia and the State Health Fund of Serbia (the "State Fund") seeking damages in the amount of at least $500,000,000 and declaratory relief arising out of the FRY's recent seizure of the Company's majority interest in ICN Yugoslavia and the failure of the State Fund to pay ICN Yugoslavia for goods sold and delivered. On or about March 9, 1999, the State Fund commenced an arbitration against the Company before the International Chamber of Commerce for unquantified damages due to alleged breaches of the agreement pursuant to which the Company acquired its majority ownership interest in ICN Yugoslavia, and for unspecified injunctive relief. The Company intends to prosecute vigorously its claims against the FRY and any related entities, and to defend against the State Fund's claims against the Company, which the Company believes to be meritless and filed solely as a response to the Company's earlier-filed action in the United States District Court.

     The Company is party to other pending lawsuits or subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits and the Commission and Grand Jury investigations cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     PRODUCT LIABILITY INSURANCE: The Company is currently self-insured with respect to product liability claims and could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

     BENEFITS PLANS: The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company's expense related to such defined contribution plan was not material in 1998, 1997 and 1996.

     In connection with the Merger, the Company assumed deferred compensation agreements with certain officers and certain key employees of the Predecessor Companies, with benefits commencing at death or retirement. As of December 31, 1998, the present value of the deferred compensation benefits to be paid has been accrued in the amount of $2,868,000. Interest accrues on the outstanding balance at rates ranging from 9.4% to 12.6%. No new contributions are being made; however, interest continues to accrue on the present value of the benefits expected to be paid.

     OTHER: Milan Panic, the Company's Chairman of the Board and Chief Executive Officer, is employed under a contract expiring December 31, 2002 that provides for, among other things, certain health and retirement benefits. The contract is automatically extended at the end of each term for successive one year periods unless either the Company or Mr. Panic terminates the contract upon six months prior written notice. Mr. Panic, at his option, may provide consulting services upon his retirement for $120,000 per year for life, subject to annual cost-of-living adjustments from the base year of 1967, and will be entitled when serving as a consultant to participate in the Company's medical and dental plans. Including such cost-of-living adjustments, the annual cost of such consulting services is currently estimated to be in excess of $584,000. The consulting fee shall not at any time exceed the annual compensation as adjusted, paid to Mr. Panic. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments.

     The Company has employment agreements with six key executives which contain "change in control" benefits. Upon a "change in control" of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary and other benefits.

13.  BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     The Company is a multinational pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research, and diagnostic products and provides radiation monitoring services. The Company is organized and operates in the Pharmaceutical group and the Biomedical group. The Pharmaceuticals group produces and markets a variety of pharmaceutical products worldwide and derives royalty revenues from sales of certain of its products by a third party under a license agreement. The Biomedicals group markets research products and related services, immunodiagnostic reagents and instrumentation, and provides radiation monitoring services.

     In 1998, the principal markets for the Company's products were the United States, Russia, and Yugoslavia, which represented approximately 23%, 20%, and 17%, respectively, of the Company's revenues for the year. However, as discussed in Note 14, effective November 26, 1998, the Company's Yugoslavian operations were seized by the Yugoslavian government. Operations in Russia are subject to business risks described in Note 15. Approximately 77%, 82%, and 80% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were generated from operations outside the United States. The Company's foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation, and other restrictive governmental actions.

     Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available. At December 31, 1998, the Company had a net monetary asset position in Russia of approximately $13,952,000 which is subject to loss in the event that a decline in the value of the ruble relative to the dollar were to occur.

     In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Statement was effective December 31, 1998 and has been adopted for all periods presented.

     The Company is organized into business units on the basis of geographic region. In applying SFAS 131, these business units have been aggregated into eight reportable segments based on similar long-term economic characteristics. The Company's operations in the Czech Republic, Hungary, and Poland comprise the Other Eastern Europe segment.

     The accounting policies of the segments are the same as those described in the Note 2. The Company evaluates segment performance based on income from operations, which excludes intersegment sales as well as interest income and expense and foreign exchange gains and losses. The Company allocates amortization on the product rights acquired from Roche and SKB among the segments where the related revenues are reported; the unamortized cost of such acquired product rights is included in assets of the North America Pharmaceuticals segment.

     The tables below present information about reported segments and geographic data for the years ended December 31, 1998, 1997, and 1996 (in thousands).

                                                  REVENUES                         OPERATING INCOME (LOSS)
                                     ------------------------------------    -----------------------------------
                                         1998        1997       1996             1998        1997        1996
                                     ----------- ----------- ------------    -----------  ----------  ----------
Pharmaceuticals
  North America                      $   176,902 $   117,355 $   106,442     $    94,435  $   48,453  $   46,937
  Western Europe                          66,994      44,960      35,826          18,358      10,719       2,113
  Latin America                           85,351      63,668      47,359          26,791      17,467      10,690
  Russia                                 163,691     134,688      66,788           9,561      28,982      22,021
  Yugoslavia                             141,740     225,530     267,166        (140,419)     60,235      70,616
  Other Eastern Europe                    93,228      73,050      21,461            (855)     12,951       1,964
  Asia, Africa, Australia                 48,649      22,036       4,711          10,062       2,903       1,003
                                     ----------- ----------- -----------     -----------  ----------  ----------
Total Pharmaceuticals                    776,555     681,287     549,753          17,933     181,710     155,344
Biomedicals                               61,509      70,915      64,327           5,471       5,148       4,985
                                     ----------- ----------- -----------     -----------  ----------  ----------
Consolidated revenues and
  segment operating income           $   838,064 $   752,202 $   614,080          23,404     186,858     160,329
                                     =========== =========== ===========

Corporate expenses                                                               312,972      61,560      46,216
Interest income                                                                  (13,057)    (15,912)     (3,001)
Interest expense                                                                  38,069      22,849      15,780
Translation and exchange losses, net                                              80,501      12,790       2,282
                                                                             -----------  ----------  ----------
Income (loss) before income
  Taxes and minority interest                                                $  (395,081) $  105,571  $   99,052
                                                                             ===========  ==========  ==========

     Operating income (loss) for 1998 includes the Eastern European charges totaling $440,820,000. These charges are included in Yugoslavia Pharmaceuticals ($173,508,000), Russia Pharmaceuticals ($11,770,000), Other Eastern Europe Pharmaceuticals ($15,659,000), North America Pharmaceuticals ($3,150,000), and Biomedicals ($647,000). In addition, Eastern European charges of $236,086,000 (principally the write-off of the Company's investment in ICN Yugoslavia) are included in Corporate expenses.

                                        DEPRECIATION AND AMORTIZATION              CAPITAL EXPENDITURES (1)
                                     -----------------------------------    -----------------------------------
                                         1998        1997       1996             1998        1997        1996
                                     ----------- ----------- -----------    ----------- -----------  ----------
Pharmaceuticals
  North America                      $    13,609 $     7,284 $     1,708    $     2,425 $    57,921  $    4,492
  Western Europe                           4,728       1,197       1,249          2,043         343         364
  Latin America                            5,563       2,014         823          2,366       1,727       1,314
  Russia                                     104         246       2,252         41,803      17,923       5,820
  Yugoslavia                               3,720       4,046       4,185         22,472      13,492       1,984
  Other Eastern Europe                     6,265       3,843       1,075         20,039       4,583       1,777
  Asia, Africa, Australia                  5,488         142          13             13         646          34
                                     ----------- ----------- -----------    ----------- -----------  ----------
Total Pharmaceuticals                     39,477      18,772      11,305         91,161      96,635      15,785
Biomedicals                                4,669       4,535       2,718          3,019       3,160       5,230
Corporate                                  6,950       5,446       3,913         16,101       6,602       8,317
                                     ----------- ----------- -----------    ----------- -----------  ----------
                                     $    51,096 $    28,753 $    17,936    $   110,281 $   106,397  $   29,332
                                     =========== =========== ===========    =========== ===========  ==========

(1) Includes noncash capital expenditures of $-0-, $6,000 and $3,116 for 1998, 1997, and 1996, respectively.
                                                          ASSETS
                                            ----------------------------------
                                                1998        1997        1996
                                            ----------- -----------  ---------
Pharmaceuticals
  North America                             $   520,017 $   333,698  $  56,126
  Western Europe                                 34,816      29,728     36,199
  Latin America                                  66,486      30,191     30,691
  Russia                                        155,368     145,162     54,990
  Yugoslavia                                         --     421,731    342,983
  Other Eastern Europe                          190,675     147,698     77,245
  Asia, Africa, Australia                        79,274      25,735      1,785
                                            ----------- -----------  ---------
Total Pharmaceuticals                         1,046,636   1,133,943    600,019
Biomedicals                                      76,671      74,334     78,095
Corporate                                       233,089     283,468    100,537
                                            ----------- -----------  ---------
                                            $ 1,356,396 $ 1,491,745  $ 778,651
                                            =========== ===========  =========
GEOGRAPHIC DATA

                                         REVENUES                    LONG-LIVED ASSETS
                              -----------------------------    -------------------------------
                                1998       1997     1996         1998        1997       1996
                              --------- --------- ---------    ---------  ---------  ---------
  United States               $ 193,358 $ 137,725 $ 121,782    $ 512,261  $ 343,900  $ 107,219
  Canada                         18,960    20,824    18,953        3,345      3,602      1,978
  Western Europe                 85,567    65,352    59,294       26,161     24,010     29,226
  Latin America                  86,634    66,166    49,444       34,456      8,603      8,493
  Russia                        163,691   134,688    66,788       86,969     39,330     15,658
  Yugoslavia                    141,740   225,530   267,166           --    115,784     93,149
  Other Eastern Europe           93,228    73,050    21,461      119,380     90,626     43,985
  Asia, Africa, Australia        54,886    28,867     9,192       55,143      9,429        208
                              --------- --------- ---------    ---------  ---------  ---------
                              $ 838,064 $ 752,202 $ 614,080    $ 837,715  $ 635,284  $ 299,916
                              ========= ========= =========    =========  =========  =========

     Revenues are attributed to the countries based upon the country of domicile of the Company's subsidiary which made the sale, with the exception of certain sales exported from the United States into the Asia, Africa, and Australia region, where the sales are attributed to the region based upon the location of the customer. During 1997, sales to the Yugoslavian government and government-sponsored entities represented approximately 22% of the Company's total revenues. For 1998 no customer accounted for 10% or more of the Company's revenues. Long-lived assets principally consist of property, plant, and equipment, acquired product rights, and goodwill.

14.  ICN YUGOSLAVIA

     On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company's 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company's equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on the unilaterally imposed recalculation of the Company's original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. Since the change of control, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia and deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998. Accordingly, the Company recorded a charge of $235,290,000 in the fourth quarter of 1998, which is included in Eastern European Charges in the accompanying consolidated statements of income. This charge reduces the carrying value of the Company's investment in ICN Yugoslavia to its fair value, currently estimated to be zero.

     The summary balance sheet of ICN Yugoslavia as of the effective date of the write-off (November 26, 1998) is presented below.

                      ICN YUGOSLAVIA SUMMARY BALANCE SHEET,
                         EXCLUDING INTERCOMPANY BALANCES

                             AS OF NOVEMBER 26, 1998
                            (unaudited, in thousands)

  Cash                                                   $      22,101
  Accounts receivable, net                                      58,188
  Notes receivable                                              25,000
  Inventories, net                                              46,652
  Other current assets                                           8,153
  Other long-term assets                                       167,059
                                                         -------------
                                                         $     327,153
                                                         =============

  Current liabilities                                    $      39,167
  Minority interest and long-term liabilities                   52,696
  Stockholders' equity                                         235,290
                                                         -------------
                                                         $     327,153
                                                         =============

     Prior to the seizure, ICN Yugoslavia's operations were adversely affected by the April 1998 devaluation of the dinar, and by the Company's previously-announced suspension of sales to the Yugoslavian government. On April 1, 1998, the Yugoslavian government devalued the dinar from a rate of 6.0 dinars per U.S. $1 to 10.92 dinars per U.S. $1. At the time of the devaluation the Company's net monetary asset position in Yugoslavia was approximately $38,000,000, resulting in a foreign exchange loss of approximately $17,000,000 which was recognized in the second quarter of 1998. In addition, sales and gross profit margins at ICN Yugoslavia were adversely affected by the exchange rate changes and the Yugoslavian government's refusal to approve price increases sought by the Company. The Company, along with many of its competitors, suspended all direct sales to the Yugoslavian government in an effort to encourage the Yugoslavian government to approve price increases. The suspension of sales to the Yugoslavian government continued through 1998.

     Through the first quarter of 1998, the majority of ICN Yugoslavia's domestic sales were made to the Yugoslavian government or government-funded entities. During early 1997, the Company established credit terms with the Yugoslavian government under which future receivables were interest-bearing with one year terms and payable in dinars, but fixed in dollar amounts. At December 31, 1997, the Company had approximately $145,431,000 of notes receivable from the Yugoslavian government under such terms. During the first quarter of 1998, the Company continued to make sales to the Yugoslavian government and government-sponsored entities under similar terms in order to reduce the Company's exposure to losses resulting from exchange rate fluctuations. In the second and third quarters of 1998, the Yugoslavian government defaulted on its obligations to the Company on $176,204,000 of accounts and notes receivable. As a result of the government's default and the suspension of sales to the government, the Company recorded a $173,440,000 charge against earnings at ICN Yugoslavia in the second quarter of 1998. The charge is included in Eastern European Charges ($165,646,000), cost of product sales ($3,667,000), and interest income ($4,127,000) in the accompanying consolidated statements of income. The charge consists of a $151,204,000 reserve for losses on notes receivable (including accrued interest), reserves of $7,757,000 for losses on accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets.

     In March 1998, ICN Yugoslavia acquired a 33.7% interest in a healthcare center in the Republic of Montenegro from the Yugoslavian government in exchange for 147,000,000 dinars ($24,400,000) of accounts receivable and approximately $1,200,000 in cash. ICN Yugoslavia also acquired a 15% interest in the financial institution Komercijalna Banka A.D. from the Yugoslavian government in exchange for 28,600,000 dinars ($4,700,000) of accounts receivable.

15.  ICN RUSSIA

     The Company's Russian operations consist of five pharmaceutical factories and related distribution operations. In addition, the Company operates 28 retail pharmacies in Russia. The Company's Russian operations generated 20% (1998), 18%
(1997), and 11% (1996) of the Company's total revenues.

     The Company's Russian operations have been adversely affected by the recent economic events in the region. During 1998, in response to worsening liquidity and declining currency reserves, the Russian government sought international financial assistance and the Russian Central Bank used financial assistance from the International Monetary Fund, along with its existing monetary reserves, in an effort to support the value of the ruble. However, in August 1998, the Central Bank announced that it was no longer able to support the ruble at its then-current exchange rate of approximately 6.3 rubles to $1, and that it would allow the ruble to fall as far as 9.5 rubles to $1. Subsequently, the ruble fell sharply and the Russian Central Bank was unable to support the ruble, even at the previously-announced level. Through the end of 1998, there were large fluctuations in exchange rates for the ruble and the value of the ruble continued to decline in relation to the dollar, at times exceeding 20 rubles to $1. As of December 31, 1998, the exchange rate was approximately 20.7 rubles to $1, a decline of more than 68% from the ruble's mid-August 1998 level. As a result of the decline in the ruble exchange rate, the Company recorded foreign exchange losses of $53,848,000 related to its Russian operations during 1998.

     FOREIGN EXCHANGE RISK: ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Russian ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations are included in income. As of December 31, 1998, ICN Russia had a net monetary asset position of approximately $13,952,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the United States dollar were to occur.

     CREDIT RISK: The Company believes that the economic crisis in Russia has adversely affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience severe liquidity shortages as rubles are in short supply, and as Russian companies' hard-currency assets remain frozen in Russian banks. This liquidity crisis has diminished many Russian companies' ability to pay their debts, and is likely to lead to a number of business failures in the region.

     In 1998, as a result of the Russian economic crisis, the Company recorded a charge of $42,289,000 among several of its operating segments, which is included in Eastern European Charges ($39,884,000) and cost of product sales ($2,405,000) in the accompanying consolidated statements of income. The charge consists of reserves of $37,873,000 for losses on accounts receivable, the write-off of certain investments of $2,011,000, and a reduction in the value of certain inventories of $2,405,000.


16.  AGREEMENT WITH SCHERING-PLOUGH CORPORATION

     On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "License Agreement") and a Stock Purchase Agreement with Schering-Plough Corporation ("Schering-Plough"). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (HCV) in combination with Schering-Plough's alpha interferon. The License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole(R). In addition, Schering-Plough will purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering-Plough is responsible for all clinical developments worldwide. In 1998, the Company sold to Schering-Plough its right to co-market oral ribavirin for the treatment of HCV in the European Union, in exchange for increased royalty rates on sales of ribavirin worldwide.

     Royalty revenues for 1998 include amounts earned from United States commercial sales made by Schering-Plough subsequent to receipt of FDA approval, as well as royalties on compassionate use sales outside the United States, primarily in Western Europe. Royalty revenues for 1998 also include a one-time payment of $16,500,000 which the Company received from Schering-Plough in consideration for the sale to Schering-Plough of the additional marketing rights in the European Union, in settlement of past royalties, and as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union.

     In  February  1999,  Schering-Plough  purchased  1,141,498  shares  of  the
Company's common stock for $27,000,000. Although the shares are initially unregistered, under the terms of the Agreement, Schering-Plough is entitled to certain registration rights.

17.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     The following table sets forth the amounts of interest and income taxes paid during 1998, 1997 and 1996 (in thousands):

                                                    1998       1997       1996
                                                    ----       ----       ----
  Interest paid (net of amounts capitalized
  of $3,540, $5,419, and $3,770 in 1998,
  1997, and 1996, respectively)                  $  34,240  $  11,750  $  20,477
                                                 =========  =========  =========
  Income taxes paid                              $  15,207  $   4,543  $   6,845
                                                 =========  =========  =========

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                              ADDITIONS
                                                        ----------------------
                                          BALANCE AT    CHARGED TO   CHARGED                    BALANCE
                                          BEGINNING     COSTS AND    TO OTHER                   AT END
                                          OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
                                          ---------     --------     --------     ----------    ---------
YEAR ENDED DECEMBER 31, 1998

  Allowance for doubtful accounts         $ 11,999      $  53,189    $  9,849(1)  $ (26,289)    $ 48,748
                                          ========      =========    ========     =========     ========
  Allowance for losses
     on notes receivable                  $     --      $ 151,204    $     --     $(151,204)    $     --
                                          ========      =========    ========     =========     ========
  Reserve for inventory obsolescence      $ 11,476      $   6,674    $    369(1)  $  (6,931)    $ 11,588
                                          ========      =========    ========     =========     ========
  Deferred tax asset valuation allowance  $ 23,077      $  32,861    $     --     $      --     $ 55,938
                                          ========      =========    ========     =========     ========

YEAR ENDED DECEMBER 31, 1997

  Allowance for doubtful accounts         $  8,870      $   4,021    $  1,901(1)  $  (2,793)    $ 11,999
                                          ========      =========    ========     =========     ========
  Reserve for inventory obsolescence      $ 10,153      $   3,342    $    600(1)  $  (2,619)    $ 11,476
                                          ========      =========    ========     =========     ========
  Deferred tax asset valuation allowance  $ 55,769      $ (32,692)   $     --     $      --     $ 23,077
                                          ========      =========    ========     =========     ========

YEAR ENDED DECEMBER 31, 1996

  Allowance for doubtful accounts         $  8,070      $   4,345    $    557     $  (4,102)    $  8,870
                                          ========      =========    ========     =========     ========
  Reserve for inventory obsolescence      $ 12,709      $     106    $     --     $  (2,662)    $ 10,153
                                          ========      =========    ========     =========     ========
  Deferred tax asset valuation allowance  $ 54,181      $      --    $  1,588     $      --     $ 55,769
                                          ========      =========    ========     =========     ========



 (1) These  amounts  represent   acquisition-date  balances  of  allowances  for
     doubtful receivables and reserves for inventory obsolescence of acquired companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is set forth under the captions "Information Concerning Nominees and Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed in connection with the Company's 1999 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is set forth under the caption "Executive Compensation and Related Matters" in the Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required  under  this  Item is set  forth  under  the  caption
"Ownership  of  the  Company's   Securities"  in  the  Proxy  Statement  and  is
incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is set forth under the captions "Executive Compensation and Related Matters" and "Certain Transactions" in the Proxy Statement and is incorporated by reference.

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

    3.   EXHIBITS

    3.1 Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.

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

    3.5 Certificate of Designation of Rights and Preferences of Series D Convertible Preferred Stock of the Registrant, previously filed as
              Exhibit 3.5 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

   10.1 Indenture, dated as of August 14, 1997, by and among ICN and United States Trust Company of New York, relating to $275,000,000 9-1/4% Senior Notes due 2005, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference.*

   10.2 Indenture, dated as of August 20, 1998, by and among ICN and United States Trust Company of New York, relating to $200,000,000 8-3/4% Senior Notes due 2008, previously filed as Exhibit 4.3 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.*

   10.3 Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.

   10.4       Application for Registration,  Foundation Agreement, Joint Venture
              - ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.5 Charter of the Joint Stock Company - ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.6 Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended November 30, 1989, which is incorporated herein by reference.

   10.7 Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as
              Exhibit 10.29 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

   10.8 Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, to be filed by amendment.

   10.9 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as
              Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.

   10.10 Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

   10.11 Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals, Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated March 18, 1993 previously filed as Exhibit 10.4 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

   10.12 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as
              Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.13 Agreement between ICN Pharmaceuticals, Inc. and John Julian, dated May 2, 1995, previously filed as Exhibit 10.11 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

   10.14 Agreement between ICN Pharmaceuticals, Inc. and Devron Averett, dated June 14, 1996, previously filed as Exhibit 10.12 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

   10.15 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as
              Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.16 Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated December 31, 1998, filed herewith.

   10.17 ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.56 to ICN Pharmaceuticals, Inc.'s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.18 ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan previously filed as Exhibit 10.57 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

   10.19 ICN Pharmaceuticals, Inc. 1994 Stock Option Plan previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

   10.20      ICN Pharmaceuticals,  Inc. 1998 Stock Option Plan, filed herewith.

   10.21 Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to ICN Pharmaceuticals, Inc.'s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

   10.22 Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

   10.23 Agreement dated December 23, 1996 by and among the Registrant and those persons identified as purchasers on Schedule A thereto, previously filed as Exhibit 4 (c) (1) to the Registrant's Current Report on Form 8-K dated December 24, 1996, which is incorporated herein by reference.

   10.24 Form of Asset Purchase Agreement by and between Hoffman-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

   10.25 Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.2 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

   10.26 Form of Asset Purchase Agreement by and between Syntex (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a Delaware
              corporation,   and   ICN   Pharmaceuticals,   Inc.,   a   Delaware
              corporation,  dated as of October 30,  1997,  previously  filed as
              Exhibit 10.3 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

   10.27      Agreement   for  the  Sale  and   Purchase  of  a   Portfolio   of
              Pharmaceutical, OTC and Consumer Healthcare Products between SmithKline Beecham plc and ICN Pharmaceuticals, Inc., previously filed as Exhibit 10.22 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

   10.28 Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann - LaRoche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

   10.29 Credit Agreement dated as of March 31, 1997 by and between Banque Nationale de Paris and ICN Pharmaceuticals, Inc., previously filed as Exhibit 10.23 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

   10.30 Second Amendment to Credit Agreement dated as of March 31, 1997 by and between Banque Nationale de Paris and ICN Pharmaceuticals, Inc., previously filed as Exhibit 10.24 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

   10.31 ICN Pharmaceuticals, Inc. Executive Long Term Incentive Plan, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference.

   10.32 Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., to be filed by amendment.

   21.        Subsidiaries of  the Registrant.

   23.        Consent of PricewaterhouseCoopers LLP, independent accountants.

   27.        Financial Data Schedule.

   * None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

(B)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ICN PHARMACEUTICALS, INC.

Date: March 30, 1999

                                  By       /S/  MILAN PANIC
                                      -----------------------------------
                                      Milan Panic,
                                      Chairman of the Board and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /S/  MILAN PANIC                                   Date: March 30, 1999
----------------------------------------------------
Milan Panic
Chairman of the Board and Chief Executive Officer


         /S/  JOHN E. GIORDANI                              Date: March 30, 1999
----------------------------------------------------
John E. Giordani
Executive Vice President, Chief Financial Officer
         and Corporate Controller


         /S/  NORMAN BARKER, JR.                            Date: March 30, 1999
----------------------------------------------------
Norman Barker, Jr., Director


         /S/ BIRCH BAYH                                     Date: March 30, 1999
----------------------------------------------------
Senator Birch Bayh, Director


         /S/  ALAN F. CHARLES                               Date: March 30, 1999
----------------------------------------------------
Alan F. Charles, Director


         /S/  ROGER GUILLEMIN                               Date: March 30, 1999
----------------------------------------------------
Roger Guillemin, M.D., Ph.D., Director

         /S/  ADAM JERNEY                                   Date: March 30, 1999
----------------------------------------------------
Adam Jerney, President, Chief Operating Officer, Director

         /S/  WELDON B. JOLLEY                              Date: March 30, 1999
----------------------------------------------------
Weldon B. Jolley, Ph.D., Director

         /S/ ANDREI V. KOZYREV                              Date: March 30, 1999
----------------------------------------------------
Andrei V. Kozyrev, Director


         /S/  JEAN-FRANCOIS KURZ                            Date: March 30, 1999
----------------------------------------------------
Jean-Francois Kurz, Director


         /S/  THOMAS LENAGH                                 Date: March 30, 1999
----------------------------------------------------
Thomas Lenagh, Director


         /S/  CHARLES T. MANATT                             Date: March 30, 1999
----------------------------------------------------
Charles T. Manatt, Director


         /S/  STEPHEN MOSES                                 Date: March 30, 1999
----------------------------------------------------
Stephen Moses, Director


         /S/ MICHAEL SMITH                                  Date: March 30, 1999
----------------------------------------------------
Michael Smith, Ph.D., Director


         /S/ ROBERTS A. SMITH                               Date: March 30, 1999
----------------------------------------------------
Roberts A. Smith, Ph.D., Director


         /S/ RICHARD W. STARR                               Date: March 30, 1999
----------------------------------------------------
Richard W. Starr, Director

                                  EXHIBIT INDEX


EXHIBIT                                                                 PAGE NO.
-------                                                                 --------


   10.16   Agreement between ICN Pharmaceuticals, Inc. and
           Richard A. Meier dated December 31, 1998, filed herewith.

   10.20 ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, filed herewith.

   21.     Subsidiaries of  the Registrant.

   23.     Consent of PricewaterhouseCoopers LLP Independent
           Accountants.

   27.     Financial Data Schedule.