Form 10-K/A
period 1998-12-31
ICN PHARMACEUTICALS INC
filed 1999-04-30
CIK 930184

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

2
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current Board of Directors consists of fifteen members: the terms of office of Messrs. Barker, Bayh, Charles, Jerney and Moses continue until the 1999 Annual Meeting of Stockholders; Messrs. Guillemin, Kurz, Manatt, Panic and M.
Smith are serving until the 2000 Annual Meeting of Stockholders; and Messrs. Jolley, Lenagh, R. Smith, Starr and Kozyrev will serve until the 2001 Annual Meeting of Stockholders.

Set forth below with respect to each director is certain personal information, including the present principal occupation and recent business experience, age, year commenced service as a director of the Company (including service as a director of a Predecessor Company) and other corporate directorships (reference to ICN below includes service to Old ICN as applicable).

                                                                                      Year
                                                                                    Commenced
                                                                                   Serving as
                                                                                   Director of       Other Corporate
               Name and Principal Occupation                           Age         the Company        Directorships
               -----------------------------                           ---         -----------        -------------
  NORMAN BARKER, JR.                                                   76             1988           Bank Plus, Inc.; TCW
    Mr. Barker is the retired Chairman of the Board of First                                         Convertible
    Interstate Bank of California and Former Vice Chairman                                           Securities, Inc.
    of the Board of First Interstate Bancorp. Mr. Barker
    joined First Interstate Bank of California in 1957
    and was elected President and Director in 1968, Chief
    Executive Officer in 1971 and Chairman of the Board in 1973.
    He retired as Chairman of the Board at the end of 1985.

  BIRCH E. BAYH, JR., ESQ.                                             71             1992           Simon Property Group
    Sen. Bayh is a senior partner in the Washington, D.C. law firm of Oppenheimer, Wolff, Donnelly & Bayh, L.L.P.  He previously was head of the Washington, D.C. office of Bayh, Connaughton &
    Stewart, L.L.P.(1991-1997) and Rivkin, Radler, Bayh, Hart &
    Kremer (1985-1991), and a partner in the Indianapolis,
    Indiana and Washington, D.C. law firm of Bayh, Tabbert &
    Capehart (1981-1985).  Mr. Bayh served as a United States
    Senator from the state of Indiana from 1963-1981.

  ALAN F. CHARLES                                                      61             1986           Rand Institute of
    Mr. Charles was Vice Chancellor of University Relations at                                       Civil Justice
    the University of California, Los Angeles from 1980 to 1993 and served in various administrative capacities at that
    university since 1972.  He is now an independent consultant in higher education management.

  ADAM JERNEY                                                          57             1992
    Mr. Jerney is Chief Operating Officer and President of ICN.
    He served as Chairman of the Board and Chief Executive Officer of ICN, SPI, Viratek and Biomedicals from July 14, 1992
    to March 4, 1993 during Milan Panic's leave of absence.
    Mr. Jerney joined ICN in 1973 as Director of Marketing
    Research in Europe and assumed the position of General
    Manager of ICN Netherlands in 1975. In 1981, he was elected
    Vice President -- Operations and in 1987 he became President and Chief Operating Officer of SPI. He became President of the
    Company in 1997. Prior to joining ICN, he spent four years with
    F. Hoffman-LaRoche & Company.

   STEPHEN D. MOSES                                                    64             1988
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

3

                                                                                      Year
                                                                                    Commenced
                                                                                   Serving as
                                                                                   Director of       Other Corporate
               Name and Principal Occupation                           Age         the Company        Directorships
               -----------------------------                           ---         -----------        -------------
  ROGER GUILLEMIN, M.D., PH.D.                                         75             1989           Theratechnologies,
    Dr. Guillemin has been an Adjunct Professor of Medicine                                          Inc.; CEREP S.A.
    at the University of California College of Medicine
    in San Diego since 1970.  He was a Distinguished
    Scientist at the Whittier Institute in La Jolla, California
    from March 1989 to 1995 and was Resident Fellow and Chairman of the Laboratories for Neuroendocrinology at the Salk
    Institute in La Jolla, California.  Dr. Guillemin was
    awarded the Nobel Prize in Medicine in 1977 and, in the
    same year, was presented the National Medal of Science
    by the President of the United States. He was affiliated
    with the Department of Physiology at Baylor College of
    Medicine in Houston, Texas from 1952 to 1970. Dr. Guillemin is a member of the National Academy of Sciences, and a
    Fellow of the American Association for the Advancement
    of Science.  He has also served as President of the American
    Endocrine Society.

  JEAN-FRANCOIS KURZ                                                   64             1989           Board of Banque
    Mr. Kurz was a member of the Board of Directors and the                                          Pasche S.A., Geneva
    Executive Committee of the Board of DG Bank Switzerland Ltd.
    from 1990 to 1992. In 1988 and 1989, Mr. Kurz served as a
    General Manager of TDB American Express Bank of Geneva
    and from 1969 to 1988, he was Chief Executive Officer of
    Banque Gutzweiler, Kurz, Bungener in Geneva. Mr. Kurz is
    also Chairman of the Board of Banque Pasche S.A., Geneva.

  CHARLES T. MANATT                                                    62             1992           Federal Express;
    Mr. Manatt is a partner in the law firm of Manatt, Phelps,                                       Comsat
    Phillips, of which he was a founder in 1965. Mr. Manatt
    served as Chairman of the Democratic Party.

  MILAN PANIC                                                          69             1960
    Mr. Panic, the founder of ICN, has been Chairman of the
    Board and Chief Executive Officer of ICN since its inception in 1960 and served as President until 1997; except for a
    leave of absence from July 14, 1992 to March 4, 1993 while he was serving as Prime Minister of Yugoslavia and a leave of absence from October 1979 to June 1980. Mr. Panic served as Chairman of the Board and Chief Executive Officer of SPI,
    Viratek and Biomedicals from their respective inceptions
    (except for such leaves of absence) prior to the Merger,
    and he may be deemed to be a "control person" of the Company.

  MICHAEL SMITH, PH.D.                                                 66             1994           Pasteur-Merieux-
    Dr. Smith is Director of the Biotechnology Laboratory, an                                        Counaught, North
    interdisciplinary unit, at the University of British Columbia.                                   America
    He is a Peter Wall Distinguished Professor of Biotechnology and
    University Professor at the University. He has been a Career
    Investigator of the Medical Research Council of Canada since
    1966 and was awarded the Nobel Prize in Chemistry in 1993 for the development of site-directed mutagenesis.

4

                                                                                      Year
                                                                                    Commenced
                                                                                   Serving as
                                                                                   Director of       Other Corporate
               Name and Principal Occupation                           Age         the Company        Directorships
               -----------------------------                           ---         -----------        -------------
  WELDON B. JOLLEY, PH.D.                                              72             1960
    Dr. Jolley is President of Golden Opportunities and was
    President of the Nucleic Acid Research Institute, a
    former division of ICN, from 1985 to 1989. Dr. Jolley
    was a Vice President of ICN until 1991. Prior to that,
    he was, for eleven years, Professor of Surgery at the
    Loma Linda University School of Medicine in Loma Linda,
    California and a physiologist at the Veterans Hospital
    in Loma Linda, California.

  THOMAS H. LENAGH                                                     80             1979           Adams Express, V-Band
    Mr. Lenagh is an independent financial advisor. He was                                           Corp. ASD Group Fund;
    Chairman of the Board of Greiner Engineering, Inc.                                               Clemente Global Fund;
    from 1982 to 1985.  Mr. Lenagh served as Financial Vice                                          Inrad Corp.
    President to the Aspen Institute from 1978 to 1980,
    and since then as an independent financial consultant.
    From 1964 to 1978, he was Treasurer of the Ford Foundation.

  ROBERTS A. SMITH, PH.D.                                              70             1960           PLC Medical Systems
    Dr. Smith was President of Viratek and Vice President--
    Research and Development of SPI through 1992. For more
    than eleven years, Dr. Smith was Professor of Chemistry
    and Biochemistry at the University of California at Los
    Angeles.

  RICHARD W. STARR                                                     78             1983
    Mr. Starr is the retired Executive Vice President and
    Chief Credit Officer Worldwide of First Interstate Bank
    of California. Mr. Starr spent 31 years with First
    Interstate before retiring in 1983 and has over 44 year
    of experience in commercial banking.

  ANDREI KOZYREV, PH.D.                                                48             1998
    Dr. Kozyrev was invited to join ICN's Board by Mr. Panic
    in early 1998.  Prior  to  that,  he had  served  as a
    member of the Russian Parliament and several other senior
    level posts in Russia. Dr. Kozyrev earned his Ph.D. in
    History.  He is also an author, having published several
    works on the Russian economy and international affairs.


None of the directors are related by blood or marriage to one another or to an executive officer of the Company.

5
                               EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME                  AGE     PRESENT POSITION WITH THE COMPANY
----                  ---     ---------------------------------

Milan Panic            69      Chairman of the Board and Chief Executive Officer
Adam Jerney            57      Director, President and Chief Operating Officer
John E. Giordani       56      Executive Vice President, Chief Financial Officer
                                        and Corporate Controller
Bill A. MacDonald      51      Executive Vice President, Strategic Planning
David C. Watt          46      Executive Vice President, General Counsel and
                                        Corporate Secretary
Jack L. Sholl          57      Senior Vice President, Corporate Human Resources
Richard A. Meier       39      Senior Vice President, Finance and Corporate
                                        Treasurer

Milan Panic, the founder of ICN, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1960 and President until 1997, except for a leave of absence from July 14, 1992 to March 4, 1993 while he was serving as Prime Minister of Yugoslavia and a leave of absence from October 1979 to June 1980. Mr. Panic has also served as Chairman of the Board and Chief Executive Officer of SPI, Viratek and Biomedicals since their respective inceptions (except for such leaves of absence).

Adam Jerney has been President of the Company since January 1997 and has served as a director of ICN since 1992, at the time of Milan Panic's leave of absence. Prior to the Merger, he had served as an officer of ICN, Viratek and Biomedicals since 1987, and as President and Chief Operating Officer of SPI. He served as Chairman of the Board and Chief Executive Officer of ICN, SPI, Viratek and Biomedicals from July 14, 1992 to March 4, 1993 during Milan Panic's leave of absence (as discussed below). Mr. Jerney joined ICN in 1973 as Director of Marketing Research in Europe and assumed the position of General Manager of ICN Netherlands in 1975. In 1981, he was elected Vice President Operations. Prior to joining ICN, he spent four years with F. Hoffmann-LaRoche & Company.

John E. Giordani joined ICN Pharmaceuticals, Inc. in June of 1986 as Senior Vice President and Chief Financial Officer. He has served as ICN's Executive Vice President and Chief Financial Officer since 1992. Prior to joining ICN, Mr. Giordani served as Vice President and Corporate Controller of Revlon, Inc. in New York from 1982 through 1986 and Deputy and Assistant Corporate Controller with Revlon from 1978 through 1982. He was with the public accounting firm of Peat, Marwick, Mitchell & Co. (now known as "KPMG Peat Marwick LLP") from 1969 to 1978.

Bill A. MacDonald joined ICN in March 1982 as Director of Taxes. In 1983, he became Vice President - Taxes and Corporate Development. In 1987, Mr. MacDonald became Senior Vice President - Tax and Corporate Development, and in 1992 was promoted to Executive Vice President - Strategic Planning. Prior to the Merger in November 1994, he had been President of Biomedicals since March 18, 1993. From 1980 to 1982, he served as the Tax Manager of Pertec Computer Corporation. From 1973 to 1980, he was Tax Manager and Assistant Treasurer of Republic Corporation.

David C. Watt joined ICN in March 1988 as Assistant General Counsel and Secretary. He was elected Vice President Law and Secretary in December 1988. In January 1992, Mr. Watt was promoted to Senior Vice President of ICN. On February 1, 1994, Mr. Watt was elected Executive Vice President, General Counsel and
Corporate  Secretary  of ICN.  From  1986 to 1987,  he was  President  and Chief
Executive Officer of Unitel Corporation. He also served as Executive Vice President and General Counsel and Secretary of Unitel Corporation during 1986. From 1983 to 1986, he served with ICA Mortgage Corporation as Vice President, General Counsel and Corporate Secretary. Prior to that time, he served with Central Savings Association as Assistant Vice President and Associate Counsel from 1981 to 1983 and as Assistant Vice President from 1980 to 1981.

Jack L. Sholl joined ICN in August 1987 as Vice President, Public Relations. Prior to the Merger, he was promoted to Senior Vice President of SPI. He was elected Senior Vice President-Corporate Human Resources in September 1994. From 1979 to August 1987, he served as Director of Financial and Media Communications with Warner-Lambert Company of Morris Plains, New Jersey, and from 1973 to 1979 as Manager, Department of Communications with Equibank, N.A. of Pittsburgh,

Pennsylvania. Prior to that time, he served on the Public Relations staff of the New York Stock Exchange (1971-1973) and in editorial positions with The Associated Press (1968-1971), the last as Supervising Business and Financial Editor in New York.

Richard A. Meier joined ICN in May 1998 as Senior Vice President - Finance and Corporate Treasurer. Before joining ICN, Mr. Meier was a Senior Vice President with the investment banking firm of Schroder & Co. Inc. in New York, New York. From 1994 to 1996, he served as an Analyst at Salomon Smith Barney, Inc. in New York, New York. From 1985 to 1993, Mr. Meier served in various banking and private equity capacities at Manufacturers Hanover Trust Corporation, Australian Capital Equity, Inc., and Windsor Hall Partners in New York and Dallas, Texas.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange act requires ICN's executive officers and directors, and persons who own more than ten percent of a registered class of ICN's equity securities, to file reports of ownership and changes in ownership with the Commission and the New York Stock Exchange. Such executive officers, directors and stockholders are required by Commission regulation to furnish ICN with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by ICN, or written representations from certain reporting persons that no Forms 5 were required for those persons, ICN believes that during fiscal year 1998 all filing requirements applicable to its executive officers, directors and ten percent beneficial owners were timely satisfied with the exception of A. Jerney, an officer, who filed one late report of a required Form 144 for the notice of proposed sale of securities, and R. Meier, an officer, who filed one late report of a required Form 3 for the initial statement of beneficial ownership of securities.

11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and the four most highly paid executive officers of the Company (the "Named Executive Officers"), for services rendered to the Company in all capacities during the years ended December 31, 1998, 1997 and 1996.

                                         Annual Compensation                      Long Term Compensation
                          -------------------------------------------------    ----------------------------
                                                               Other Annual     Restricted      Securities     All Other
        Name and                                               Compensation        Stock        Underlying   Compensation
   Principal Position         Year      Salary($)    Bonus($)     ($)(1)       Awards($)(2)    Options(#)(3)    ($)(4)
------------------------  ---------   -----------  ------------------------    ------------    ------------  ------------
Milan Panic                   1998      701,277    1,336,000                    4,013,966         253,542      193,366(5)
Chairman and Chief            1997      644,680    1,787,000                           --         279,000      190,473
 Executive Officer            1996      612,500      750,000                           --         150,000       73,893

Adam Jerney                   1998      422,940      235,773                    1,204,183          50,000       40,144(6)
  President and Chief         1997      402,800      669,200                           --         111,600       26,729
   Operating Officer          1996      380,000      160,000                           --              --       22,400

John E. Giordani              1998      312,375      423,900                      802,800          45,000       14,490(7)
  Executive Vice              1997      297,500      376,800                           --          69,750       15,499
  President, Chief            1996      278,000      127,000                           --              --       16,300
  Financial Officer and
  Corporate Controller

Bill A. MacDonald             1998      222,600      328,567                      802,800          45,000        3,100(8)
  Executive Vice              1997      212,000      444,324                           --          69,750        3,502
  President, Strategic        1996      200,000      141,000                           --              --       15,600
  Planning

David Watt                    1998      224,700      354,449                      802,800          45,000        2,256(9)
  Executive Vice              1997      214,000      562,000                           --          69,750        4,657
  President, General          1996      200,000      269,000                           --              --        3,000
  Counsel, and Corporate
  Secretary


(1) Unless otherwise indicated, with respect to any individual named in the above table, the aggregate amount of perquisites and other personal benefits, securities or property was less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) Includes award of restricted stock under the Company's Long Term Incentive Plan. The values of restricted stock awards presented in the table are based upon the market value of the common stock as of the date awarded. The restricted shares vest 25% per year, starting one year from the date of grant. At December 31, 1998, the aggregate number of shares of restricted stock and the value thereof were: Mr. Panic, 122,254 shares, $2,769,053; Mr. Jerney, 36,676 shares, $830,711; Mr. Giordani, 24,451 shares, $553,815;
     Mr. MacDonald,  24,451 shares, $553,815; Mr. Watt, 24,451 shares, $553,815.
     Dividends are paid on the restricted shares to the same extent paid on the Company's common stock, and are held in escrow until the related shares are vested.

(3) Includes grants of options to purchase shares of the Company's common stock.

(4) Except where otherwise indicated, the amounts in this column represent matching contributions to the Company's 401(K) plan, amounts accrued under an executive deferral plan and medical benefits and medical and life insurance premiums.

(5) In 1998, the $193,366 of "All Other Compensation" Mr. Panic received consisted of the following: executive medical ($1,777), life insurance ($9,688), and interest paid pursuant to a collateral agreement ($181,901).

(6) In 1998, the $40,144 of "All Other Compensation" Mr. Jerney received consisted of the following: accounting-tax ($26,895), executive medical ($8,337), tennis club ($420) and life insurance ($4,492).

(7) In 1998, the $14,490 of "All Other Compensation" Mr. Giordani received consisted of the following: executive medical ($10,318) and life insurance ($4,172).

(8) In 1998, the $3,100 of "All Other Compensation" Mr. MacDonald received consisted of the following: executive medical ($1,140) and life insurance ($1,960).

(9) In 1998, the $2,256 of "All Other Compensation" Mr. Watt received consisted of life insurance.


OPTION GRANT TABLE

The following table sets forth information with respect to options to purchase shares of Common Stock granted to Named Executive Officers in 1998.

                                  Number of      Percent of
                                 Securities     Total Options
                                 Underlying      Granted to
                                   Options      Employees in     Exercise   Expiration       Grant Date
            Name                 Granted(1)    Fiscal Year(2)      Price       Date       Present Value(3)
            ----                 ----------    --------------    --------   ----------    ----------------
Milan Panic                        150,000            6.0%        $ 45.25     5/01/08        $3,119,325
Milan Panic                        103,542(4)         4.0%        $  2.91     9/14/99        $1,285,909
Adam Jerney                         50,000            2.0%        $ 45.25     5/01/08        $1,039,775
John E. Giordani                    45,000            1.8%        $ 45.25     5/01/08        $  935,797
Bill A. MacDonald                   45,000            1.8%        $ 45.25     5/01/08        $  935,797
David C. Watt                       45,000            1.8%        $ 45.25     5/01/08        $  935,797

(1) Unless otherwise noted, the options granted have ten year terms. The options granted to the executive officers excluding Mr. Panic vest according to the following schedule: 25% on the first anniversary of the date of grant and 25% on each of the next succeeding three anniversary dates of the grant date. The grants received by Mr. Panic were vested as of the date of grant. Except as otherwise noted, all options were granted with an exercise price equal to the fair market value of the underlying shares on the date of grant.

(2) Options to purchase a total of 2,515,000 shares were granted to employees, including executive officers, during fiscal 1998, including 304,000 shares resulting from the extension of the term of certain options held by four officers, directors or employees of the Company.

(3) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to variables such as interest rates, stock price volatility and future dividend yield.

(4) In September 1998, the Compensation Committee of the Company's Board of Directors extended, by one year, the term of options to purchase 103,542 shares of the Company's common stock held by Mr. Panic (which expired in September 1998). The market price of the Company's common stock at the time was $15.25 per share.

OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information regarding (i) stock option exercises by the Named Executive Officers during 1998 and (ii) unexercised stock options held by the Named Executive Officers at December 31, 1998:

                                                         Number of Securities              Value of Unexercised
                            Shares                      Underlying Unexercised             In-the-Money Options
                           Acquired        Value          Options at 12/31/98                 at 12/31/98(2)
  Name                    On Exercise   Realized(1)   Exercisable   Unexercisable     Exercisable     Unexercisable
  ----                    -----------   ----------    -----------   -------------     -----------     -------------
Milan Panic                     --     $       --      2,520,279            --        $18,431,449      $       --
Adam Jerney                     --             --      1,010,652       133,700         13,308,805         749,810
John E. Giordani                --             --         92,050        87,937            727,254         384,643
Bill A. MacDonald               --             --         53,552        87,937            559,607         384,643
David Watt                  25,000        855,795        162,546        87,937          1,754,368         384,643

--------------------------------------------------------------------------------

(1) Difference between the fair market value of the shares of common stock of the Company at the date of exercise and the exercise price.

(2) Difference between the fair market value of the shares of common stock of the Company on December 31, 1998 and the exercise price.


COMPENSATION OF DIRECTORS

Members of the Board of Directors of ICN, other than employees, were paid an annual fee of $30,000, payable quarterly, plus a fee of $1,000 for every Board meeting attended and an additional fee of $1,000 for every committee meeting attended, and were reimbursed for their out-of-pocket expenses in attending meetings. In addition, non-employee directors on each April 18th are granted options to purchase 22,500 Shares. During 1998, the Company extended by one year the term of options to purchase 103,495 shares of common stock which are held by Roberts Smith, Ph.D., a director of the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Barker, Bayh, Charles, Moses, and
R. Smith, each a non-employee director. Sen. Bayh (or the law firm with which he is affiliated), and Messrs. Charles and Moses received $139,530, $48,000, and $48,000, respectively, in 1998 from ICN for consulting services rendered.


CERTAIN EMPLOYMENT AGREEMENTS

On March 18, 1993, the Board of Directors of ICN adopted Employment Agreements ("Employment Agreements") which contained "Change in Control" benefits for five current key senior executive officers of ICN. The executives include Messrs. Jerney, Giordani, MacDonald and Watt, then officers of ICN, and Mr. Sholl, then an officer of SPI. The Employment Agreements were assumed by ICN in connection with the Merger. In addition, the Company entered into an Employment Contract with Richard A. Meier, Senior Vice President-Treasurer, on December 31, 1998, containing identical provisions to the "Employment Agreements".

The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened Change in Control. Each agreement with Messrs. Jerney, Giordani, MacDonald, Watt and Sholl had an initial term which ended March 30, 1996 and was extended through March 30, 1999. The Agreement with Mr. Meier has an initial term extending through December 31, 2000. The Employment Agreements automatically extend for one year terms each year thereafter unless either the executive or ICN elects not to extend it (provided that any notice by ICN not to extend the agreement cannot cause the agreement to be terminated prior to the expiration of the third anniversary of the date of the Agreements). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary and bonus (and certain other benefits) if the executive's employment is terminated without cause, if the executive terminates employment for certain enumerated reasons following a Change in Control of ICN (including a significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location), or the executive leaves ICN for any reason or without reason during a sixty day period commencing six months after the Change in Control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

For purposes of the Employment Agreements, a "Change in Control" means any of the following events: (i) the acquisition (other than from ICN) by any person, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 20% or more of the combined voting power of ICN's then outstanding voting securities; (ii) the existing Board of Directors cease for any reason to constitute at least two-thirds of the Board, unless the election, or nomination for election by ICN's stockholders, of any new director was approved by a vote of at least two-thirds of the existing Board of Directors; or (iii) approval by stockholders of ICN of (a) a merger or consolidation involving ICN if the stockholders of ICN, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than 80% of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of ICN outstanding immediately before such merger or consolidation, or (b) a complete liquidation or dissolution of ICN or an agreement for the sale or other disposition of all or substantially all of the assets of ICN. Removal of ICN's Board of Directors would also constitute a Change in Control under the Employment Agreements. If the employment of such key senior executives is terminated under any of the circumstances described above the executives would be entitled to receive the following approximate amounts (based upon present compensation): Adam Jerney $1,504,593; John Giordani $1,361,025; Bill MacDonald $996,366; David Watt $1,028,549; Jack Sholl $820,549; and Richard A. Meier $1,023,384. In addition, the vesting of certain options granted to the executives would be accelerated. The value of the accelerated options would depend upon the market price of the shares at that time.


PANIC EMPLOYMENT AGREEMENT

ICN and Milan Panic entered into an Employment Agreement effective October 1, 1988, which, as amended and extended, terminates on December 31, 2002 (the "Panic Employment Agreement"). The base amount of salary for Mr. Panic was determined by the Compensation Committee of the Board of Directors of ICN in 1988. In setting the base amount, the Compensation Committee took into consideration Mr. Panic's then-current base salary, the base salaries of chief executives of companies of similar scope and complexity and the Compensation Committee's desire to retain Mr. Panic's services, given his role as founder of ICN. Upon consummation of the merger, the Panic Employment Agreement was assumed by ICN. The Panic Employment Agreement provides for an annual salary, currently $701,277, with an annual 7% increase payable under certain circumstances. The Panic Employment Agreement provides that during the period of his employment, Mr. Panic will not engage in businesses competitive with ICN without the approval of the Board of Directors. Under the Panic Employment Agreement, Mr. Panic agreed to waive and eliminate retirement benefits contained in his prior employment contract with ICN. Instead, Mr. Panic may, at his option, retire upon termination of the Panic Employment Agreement.

Upon retirement, Mr. Panic may, at his option, provide consulting services to ICN for $120,000 per year for life, which amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement. Mr. Panic will be entitled when serving as a consultant to participate in the Company's medical and dental plans. Including such cost-of-living adjustments, the annual cost of such consulting services is currently estimated to be in excess of $584,000. The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by ICN. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation provision in the event of a Change in Control of ICN. The Panic Employment Agreement provides that if within two years after a Change in Control of ICN, Mr. Panic's employment with ICN is terminated, except as a result of death, disability or illness, or if Mr. Panic leaves the employ of ICN within such two-year period, then Mr. Panic will receive as severance compensation, five times his annual salary, as adjusted, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement. A Change in Control of ICN would occur, for purposes of the Panic Employment Agreement, if (i) a Change in Control shall occur of a nature which would be required to be reported in response to Item 6(e) of
Schedule 14A under the Exchange Act (for purposes of that Item, "control" is defined as the power to direct or cause the direction of the management and policies of ICN, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no Change in Control has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of ICN representing 15% or more of the combined voting power of ICN's then outstanding securities; (iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute a majority of ICN's Board of Directors; or (iv) shares of ICN common stock cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by ICN's stockholders was previously approved, or is approved within thirty days of such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If Mr. Panic's employment is terminated under any of the circumstances described above following such a Change in Control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) $3,506,385.


12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

As of February 28, 1999, the following stockholders were known to management to be beneficial owners of more than 5% of the outstanding shares of the Common
Stock:

        Name and Address             Number of Shares      Percent of Class
        of Beneficial Owner          Beneficially Owned     Outstanding(1)
        -------------------          ------------------    --------------

       Heartland Advisors, Inc.(2)         4,734,795              5.6%
       Heartland Value Fund
       790 North Milwaukee Street
       Milwaukee, WI 53202

--------------------------------------------------------------------------------

(1) Total outstanding shares of Common Stock for purposes of this table include 77,595,548 shares outstanding on February 28, 1999.

(2) As reported on Form 13G filed with the Securities and Exchange Commission (the "Commission"), 4,734,795 shares may be deemed beneficially owned by Heartland Advisors within the meaning of Rule 13d-3 of the Securities Act of 1934. The interests of Heartland Group, Inc., a services investment company for which Heartland Advisors serves as investment advisor, relates to more than 5% of the class.

Ownership by Management

The following table sets forth, as of March 31, 1999, certain information regarding the beneficial ownership of the Company's common stock and the percent of shares owned beneficially by each Director and each Named Executive Officer and all directors and executive officers of the Company as a group:

                                             Number of Shares
                                               and Nature of
                                                Beneficial
                                                 Ownership
                                                  of ICN         Percentage
         Identity of Owner or Group           Common Stock(1)     of Class
     ----------------------------------     ------------------   ---------
     Norman Barker, Jr.................           103,694(3)          (2)
     Birch E. Bayh, Jr.................            54,141(4)          (2)
     Alan F. Charles...................            57,424(5)          (2)
     Roger Guillemin, M.D., Ph.D.......           168,502(6)          (2)
     Adam Jerney.......................         1,051,052(7)         1.3%
     Weldon B. Jolley, Ph.D............           226,200(8)          (2)
     Andrei Kozyrev....................             5,625(9)          (2)
     Jean-Francois Kurz................            86,504(10)         (2)
     Thomas H. Lenagh..................            92,992(11)         (2)
     Charles T. Manatt.................           119,594(12)         (2)
     Stephen D. Moses..................            71,413(13)         (2)
     Milan Panic.......................         2,898,836(14)        3.6%
     Michael Smith, Ph.D...............            89,689(15)         (2)
     Roberts A. Smith, Ph.D............           277,083(16)         (2)
     Richard W. Starr..................           114,709(17)         (2)
     John E. Giordani..................           120,738(18)         (2)
     Bill A. MacDonald.................            95,810(19)         (2)
     David Watt........................           194,227(20)         (2)

     Directors and executive officers of
     the Company as a group (20 persons)...     5,923,707 (21)       7.2%

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

(2)  Less than 1%.

(3) Includes 98,565 shares of ICN common stock which Mr. Barker has the right to acquire within 60 days upon the exercise of stock options.

(4) Includes 54,141 shares of ICN common stock which Sen. Bayh has the right to acquire within 60 days upon the exercise of stock options.

(5) Includes 57,355 shares of ICN common stock which Mr. Charles has the right to acquire within 60 days upon the exercise of stock options.

(6) Includes 167,674 shares of ICN common stock which Dr. Guillemin has the right to acquire within 60 days upon the exercise of stock options.

(7) Includes 1,051,052 shares of ICN common stock which Mr. Jerney has the right to acquire within 60 days upon the exercise of stock options.

(8) Includes 97,975 shares of ICN common stock which Dr. Jolley has the right to acquire within 60 days upon the exercise of stock options.

(9) Includes 5,625 shares of ICN common stock which Dr. Kozyrev has the right to acquire within 60 days upon the exercise of stock options.

(10) Includes 86,504 shares of ICN common stock which Mr. Kurz has the right to acquire within 60 days upon the exercise of stock options.

(11) Includes 86,504 shares of ICN common stock which Mr. Lenagh has the right to acquire within 60 days upon the exercise of stock options.

(12) Includes 116,557 shares of ICN common stock which Mr. Manatt has the right to acquire within 60 days upon the exercise of stock options.

(13) Includes 71,110 shares of ICN common stock which Mr. Moses has the right to acquire within 60 days upon the exercise of stock options.

(14) Includes 2,520,279 shares of ICN common stock which Mr. Panic has the right to acquire within 60 days upon the exercise of stock options.

(15) Includes 89,689 shares of ICN common stock which Dr. Michael Smith has the right to acquire within 60 days upon the exercise of stock options.

(16) Includes 269,105 shares of ICN common stock which Dr. Roberts A. Smith has the right to acquire within 60 days upon the exercise of stock options.

(17) Includes 81,405 shares of ICN common stock which Mr. Starr has the right to acquire within 60 days upon the exercise of stock options.

(18) Includes 120,738 shares of ICN common stock which Mr. Giordani has the right to acquire within 60 days upon the exercise of stock options.

(19) Includes 82,240 shares of ICN common stock which Mr. MacDonald has the right to acquire within 60 days upon the exercise of stock options.

(20) Includes 191,234 shares of ICN common stock which Mr. Watt has the right to acquire within 60 days upon the exercise of stock options.

(21) Includes 5,336,038 shares of ICN common stock which directors and executive officers have the right to acquire within 60 days upon the exercise of stock options.


13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In June 1996, the Company made a short-term loan to Mr. Panic in the amount of $3,500,000 for certain personal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of debt of Mr. Panic with a third party bank. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to Mr. Panic's debt. This deposit is recorded as a long-term asset on the balance sheet. Mr. Panic has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of stock options in the amount of 150,000 options with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

During 1998, Sen. Bayh, or the law firm with which he is affiliated, received legal or consulting fees from ICN in the amount of $139,530. In addition, Drs. Guillemin and M. Smith and Messrs. Charles and Moses received $75,000, $50,000, $48,000, and $48,000, respectively, in 1998 from ICN for consulting services rendered.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ICN PHARMACEUTICALS, INC.

Date: April 29, 1999

                                  By    /S/ DAVID C. WATT
                                      -----------------------------------
                                      David C. Watt
                                      Executive Vice President, General Counsel
                                      and Corporate Secretary