Form 10-Q
period 1999-03-31
ICN PHARMACEUTICALS INC
filed 1999-05-17
CIK 930184

--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 12, 1999 was 77,719,501.

--------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)


   Consolidated Condensed Balance Sheets -
                 March 31, 1999 and December 31, 1998                         3

   Consolidated Condensed Statements of Income -
                 Three months ended March 31, 1999 and 1998                   4

   Consolidated Condensed Statements of Comprehensive Income -
                 Three months ended March 31, 1999 and 1998                   5

   Consolidated Condensed Statements of Cash Flows -
                 Three months ended March 31, 1999 and 1998                   6

   Management's Statement Regarding Unaudited Financial Statements            7

   Notes to Consolidated Condensed Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities                                               23

Item 6.  Exhibits and Reports on Form 8-K                                    23



SIGNATURES                                                                   24

                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                (unaudited, in thousands, except per share data)


                                                                              March 31,       December 31,
                                                                                1999               1998
                                                                          --------------      --------------
                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                               $      110,847      $      104,921
  Restricted cash                                                                 15,567              15,558
  Accounts receivable, net                                                       183,939             180,001
  Inventories, net                                                               123,141             126,545
  Prepaid expenses and other current assets                                       11,969              13,723
                                                                          --------------      --------------
       Total current assets                                                      445,463             440,748

Property, plant and equipment, net                                               324,802             327,756
Deferred income taxes, net                                                        81,436              77,933
Other assets                                                                      45,880              45,706
Goodwill and intangibles, net                                                    457,536             464,253
                                                                          --------------      --------------
                                                                          $    1,355,117      $    1,356,396
                                                                          ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Trade payables                                                          $       68,658      $       92,287
  Accrued liabilities                                                             66,213              60,644
  Notes payable                                                                   20,635              17,584
  Current portion of long-term debt                                               25,710              28,097
  Income taxes payable                                                             3,534               5,142
                                                                          --------------      --------------
       Total current liabilities                                                 184,750             203,754

Long-term debt, less current portion                                             509,256             510,808
Deferred license and royalty income                                                2,110               6,061
Other liabilities                                                                 22,556              22,160
Minority interest                                                                 27,452              27,449

Commitments and contingencies

Stockholders' Equity:
  Preferred stock,  $.01 par value;  10,000 shares  authorized;
       1 shares Series D issued and outstanding
       ($22,988 liquidation preference at March 31, 1999)                              1                   1
  Common stock, $.01 par value; 100,000 shares authorized;
       77,384 (March 31, 1999) and 76,411 (December 31, 1998)
       shares outstanding (after deducting shares in treasury of
       424 and 200, respectively)                                                    774                 764
  Additional capital                                                             953,347             928,956
  Accumulated deficit                                                           (282,633)           (295,211)
  Accumulated other comprehensive income                                         (62,496)            (48,346)
                                                                          --------------      --------------
       Total stockholders' equity                                                608,993             586,164
                                                                          --------------      --------------
                                                                          $    1,355,117      $    1,356,396
                                                                          ==============      ==============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the three months ended March 31, 1999 and 1998
                (unaudited, in thousands, except per share data)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                        ------------------------------------
                                                                              1999                 1998
                                                                        ----------------      --------------
Revenues:
  Product sales                                                         $        160,246      $      239,796
  Royalties                                                                       15,828               1,000
                                                                        ----------------      --------------
     Total revenues                                                              176,074             240,796

Costs and expenses:
  Cost of product sales                                                           66,396             107,969
  Selling, general and administrative expenses                                    62,662              75,137
  Research and development costs                                                   2,242               5,504
                                                                        ----------------      --------------

     Total expenses                                                              131,300             188,610
                                                                        ----------------      --------------

     Income from operations                                                       44,774              52,186

Translation and exchange losses, net                                               7,259               5,428
Interest income                                                                   (1,644)             (4,973)
Interest expense                                                                  13,100               6,614
                                                                        ----------------      --------------

     Income before income taxes
       and minority interest                                                      26,059              45,117

Provision for income taxes                                                         4,780               3,384
Minority interest                                                                 (1,340)              7,785
                                                                        ----------------      --------------

     Net income                                                         $         22,619      $       33,948
                                                                        ================      ==============


Basic earnings per share                                                $           0.29      $         0.47
                                                                        ================      ==============

Shares used in per share computation                                              76,853              71,730
                                                                        ================      ==============

Diluted earnings per share                                              $           0.28      $         0.44
                                                                        ================      ==============

Shares used in per share computation                                              81,865              76,903
                                                                        ================      ==============












     The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 1999 and 1998
                            (unaudited, in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                        ------------------------------------
                                                                               1999                1998
                                                                        ----------------      --------------

Net income                                                              $         22,619      $       33,948

Other comprehensive income:
   Foreign currency translation adjustments                                      (14,150)             (4,608)
   Unrealized gains on marketable securities                                         --                  755
                                                                        ----------------      --------------

Other comprehensive income                                                       (14,150)             (3,853)
                                                                        ----------------      --------------

Comprehensive income                                                    $          8,469      $       30,095
                                                                        ================      ==============



































     The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                            (unaudited, in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                        ------------------------------------
                                                                                1999               1998
                                                                        ----------------      --------------
Cash flows from operating activities:
  Net income                                                            $         22,619       $      33,948
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                               15,460              11,602
      Provision for losses on accounts receivable                                   (616)              1,694
      Provision for inventory obsolescence                                         1,211                 (22)
      Translation and exchange losses, net                                         7,259               5,428
      Deferred income                                                             (4,516)               (390)
      Loss (gain) on sale of assets                                                   (3)                (61)
      Other non-cash losses                                                          988                  --
      Deferred income taxes                                                       (3,526)               (163)
      Minority interest                                                           (1,340)              7,785
  Change in assets and liabilities, net of effects of acquisitions:
      Accounts and notes receivable                                              (10,935)            (34,685)
      Inventories                                                                  4,337              (9,608)
      Prepaid expenses and other assets                                           (1,145)            (24,000)
      Trade payables and accrued liabilities                                     (27,147)             (9,120)
      Income taxes payable                                                        (2,101)             (2,084)
      Other liabilities                                                            3,183               2,634
                                                                        ----------------      --------------
              Net cash provided by (used in) operating activities                  3,728             (17,042)
                                                                        ----------------      --------------

Cash flows from investing activities:
  Capital expenditures                                                           (12,085)            (19,303)
  Proceeds from sale of assets                                                       129                 259
  Increase in restricted cash                                                         (9)                 --
  Acquisition of product rights and businesses                                    (1,948)            (44,979)
                                                                        ----------------      --------------
              Net cash used in investing activities                              (13,913)            (64,023)
                                                                        ----------------      --------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                        26,155               1,596
  Payments on long-term debt                                                     (27,473)             (3,494)
  Net increase (decrease) in notes payable                                           (39)                 66
  Proceeds from exercise of stock options                                          1,332                 822
  Proceeds from issuance of stock                                                 27,000               4,299
  Purchase of treasury stock                                                      (5,550)                 --
  Dividends paid                                                                  (4,637)             (3,806)
                                                                        ----------------      --------------
              Net cash provided by (used in) financing activities                 16,788                (517)
                                                                        ----------------      --------------

Effect of exchange rate changes on cash and cash equivalents                        (677)               (787)
                                                                        ----------------      --------------
Net increase (decrease) in cash and cash equivalents                               5,926             (82,369)
Cash and cash equivalents at beginning of period                                 104,921             209,896
                                                                        ----------------      --------------
Cash and cash equivalents at end of period                              $        110,847      $      127,527
                                                                        ================      ==============


     The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and Subsidiaries (the "Company") and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies are recorded at the lower of cost or realizable value. All significant intercompany account balances and transactions have been eliminated.

Effective November 26, 1998, the Company's equity ownership in ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavian Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, currently estimated to be zero. The Company will account for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in the quarter ended March 31, 1999.

Comprehensive Income: The balance of accumulated other comprehensive income at March 31, 1999 and December 31, 1998 consists of accumulated foreign currency translation adjustments. None of the components of other comprehensive income have been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

Per Share Information: In January 1999, the Company's Board of Directors declared a fourth quarter 1998 cash dividend of $0.06 per share, which was paid in February 1999. In March 1999, the Company's Board of Directors declared a first quarter cash dividend of $0.07 per share, payable on April 28, 1999, to stockholders of record on April 14, 1999.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.


2.  ACQUISITIONS

Effective January 1, 1999, the Company acquired 97% ownership of Fuzio-Pharma Rt., a Hungarian distributor of pharmaceutical products with both wholesale distribution and retail pharmacy operations. Aggregate consideration for the acquisition was approximately $2,230,000. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   1999              1998
                                                                                ---------        ----------
Income:
     Net income                                                                 $  22,619        $   33,948
     Dividends and accretion on preferred stock                                        --               (34)
                                                                                ---------        ----------

     Numerator for basic earnings per share--
       income available to common stockholders                                     22,619            33,914

     Effect of dilutive securities:
        Convertible debt                                                               --               (73)
                                                                                ---------        ----------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                                                $  22,619        $   33,841
                                                                                =========        ==========

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                                         76,853            71,730

     Effect of dilutive securities:
       Employee stock options                                                       2,711             4,151
       Series D Preferred Stock                                                       616               246
       Convertible debt                                                                21               776
       Other dilutive securities                                                    1,664                --
                                                                                ---------        ----------

     Dilutive potential common shares                                               5,012             5,173
                                                                                ---------        ----------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and
       assumed conversions                                                         81,865            76,903
                                                                                =========        ==========

Basic earnings per share                                                        $    0.29        $     0.47
                                                                                =========        ==========

Diluted earnings per share                                                      $    0.28        $     0.44
                                                                                =========        ==========


Other dilutive securities represent shares contingently issuable in satisfaction of guarantees made in connection with the issuance of shares for the acquisition of the rights to certain products from SmithKline Beecham plc ("SKB") and from
F. Hoffmann - La Roche Ltd. ("Roche") during 1998. Under the terms of the agreements, in the event that the market value of the Company's common stock at the respective guarantee dates does not meet the specified guarantee prices, the Company will be obligated to satisfy the aggregate guarantee amounts in cash or, in certain circumstances, in additional shares of its common stock. Based upon the market price of the Company's common stock at March 31, 1999, the aggregate guaranteed value of the shares subject to such guarantees exceeds their market value by approximately $38,793,000, and the Company may be required to issue an aggregate of 1,664,000 shares of its common stock to Roche and SKB in satisfaction of the guarantees.

4.  DETAIL OF CERTAIN ACCOUNTS

                                                                             March 31,         December 31,
  (in thousands)                                                               1999                1998
                                                                        ----------------      --------------

Accounts receivable, net:
  Trade accounts receivable                                             $        213,237      $      209,444
  Other receivables                                                               17,480              19,305
                                                                        ----------------      --------------
                                                                                 230,717             228,749
  Allowance for doubtful accounts                                                (46,778)            (48,748)
                                                                        -----------------     --------------
                                                                        $        183,939      $      180,001
                                                                        ================      ==============

Inventories, net:
  Raw materials and supplies                                            $         29,986      $       33,915
  Work-in-process                                                                 13,870              13,372
  Finished goods                                                                  91,046              90,846
                                                                        ----------------      --------------
                                                                                 134,902             138,133
  Allowance for inventory obsolescence                                           (11,761)            (11,588)
                                                                        -----------------     --------------
                                                                        $        123,141      $      126,545
                                                                        ================      ==============

Property, plant and equipment, net:
  Property, plant and equipment, at cost                                $        384,297      $      385,211
  Accumulated depreciation and amortization                                      (59,495)            (57,455)
                                                                        -----------------     --------------
                                                                        $        324,802      $      327,756
                                                                        ================      ==============


5.  COMMON STOCK

In February 1999, the Company sold 1,141,498 shares of its common stock to Schering-Plough Corporation ("Schering-Plough") for $27,000,000. The sale was pursuant to the terms of the Stock Purchase Agreement made between the Company and Schering-Plough in 1995, in connection with the licensing to Schering-Plough of all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon. Although the shares are initially unregistered, under the terms of the agreement Schering-Plough is entitled to certain registration rights.

In March 1999, the Company repurchased 223,967 shares of its common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998. The Company's Board of Directors has also authorized a long-term stock repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In executing the repurchase programs, the Company is limited by certain covenants contained in the indentures relating to the Company's Senior Notes. Repurchases under the second program will only be permitted as the Company generates cumulative net income, as provided for in the indentures.


6.  COMMITMENTS AND CONTINGENCIES

Investigations:  Pursuant  to  an  Order  Directing  Private  Investigation  and
Designating Officers to Take Testimony, entitled In the Matter of ICN Pharmaceuticals, Inc., (P-177) (the "Order"), a private investigation is being conducted by the United States Securities and Exchange Commission (the "Commission") with respect to certain matters pertaining to the status and disposition of the 1994 Hepatitis C NDA. As set forth in the Order, the investigation concerns whether, during the period from June 1994 through February 1995, the Company, persons or entities associated with it and others, in the offer and sale or in connection with the purchase and sale of Company securities, engaged in possible violations of Section 17(a) of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, by having possibly: (i) made false or misleading statements or omitted material facts with respect to the status and disposition of the 1994 Hepatitis C NDA; (ii) purchased or sold Common Stock while in possession of material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA; or (iii) conveyed material, non-public information concerning the status and disposition of the 1994 Hepatitis C NDA, to other persons who may have purchased or sold Common Stock. The Company has cooperated and continues to cooperate with the Commission in its investigation. On January 13, 1998, the Company received a letter from the Commission's Philadelphia District Office (the "District Office") stating the District Office's intention to recommend to the Commission that it authorize the institution of a civil action against the Company, Milan Panic, Chairman and Chief Executive Officer of the Company, and a former senior executive of the Company. As set forth in the letter, the District Office sought the authority to commence a civil action to enjoin the Company from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and to impose a civil penalty of up to $500,000 on the Company. In regard to Mr. Panic, the District Office sought the authority to commence a civil action: (i) to enjoin Mr. Panic from future violations of Section 17(a) of the Securities Act,
Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; (ii) for disgorgement of approximately $390,000; (iii) for prejudgment interest; (iv) for a civil penalty pursuant to Section 21A of the Exchange Act that cannot exceed three times any amount disgorged; and (v) for an order barring Mr. Panic from serving as an officer or director of a public company pursuant to Section 21 of the Exchange Act. On January 30, 1998 and thereafter, the Company filed submissions with the Commission urging that it reject the District Office's request. On August 27, 1998, the Company's counsel was informed by the District Office that (i) the District Office had withdrawn its request for authorization to commence an enforcement action against Mr. Panic with respect to allegations of illegal insider trading and the remedies of disgorgement, interest, and monetary penalties attendant thereto; and (ii) the Commission had granted the District Office's request for authorization to commence an enforcement action against the Company, Mr. Panic, a senior executive officer, and a former senior executive officer of the Company alleging false or misleading statements or omissions with respect to the status and disposition of the 1994 Hepatitis C NDA, including the remedies of injunctive relief and a civil penalty not to exceed $500,000 against the Company, and injunctive relief and a director and officer bar against Mr. Panic.

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

On or about February 9, 1999, the Company commenced an action in the United States District Court of the District of Columbia against the Federal Republic of Yugoslavia ("FRY"), the Republic of Serbia (the "Republic") and the State Health Fund of Serbia (the "State Fund") seeking damages in the amount of at least $500,000,000 and declaratory relief arising out of the FRY's recent seizure of the Company's majority ownership interest in ICN Yugoslavia and the failure of the State Fund to pay ICN Yugoslavia for goods sold and delivered. On or about March 9, 1999, the State Fund commenced an arbitration against the Company before the International Chamber of Commerce (the "ICC") for unquantified damages due to alleged breaches of the agreement pursuant to which the Company acquired its majority ownership interest in ICN Yugoslavia, and for unspecified injunctive relief. The Company, in turn, counterclaimed against the Health Fund, and commenced an arbitration against the FRY and the Republic in the ICC arising out of the seizure of ICN Yugoslavia and the failure to pay for goods sold and delivered, seeking damages and other relief. The Company intends to prosecute vigorously its claims against the FRY, the Republic, and the Health Fund, and to defend against the State Fund's claims against the Company, which the Company believes to be meritless and filed solely as a response to the Company's earlier-filed action in the United States District Court.

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


7.  BUSINESS SEGMENTS

The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 1999 and 1998 (in thousands):


                                                              Revenues                        Operating Income
                                                      -----------------------              ----------------------
                                                          1999        1998                     1999       1998
                                                      ----------- -----------              ----------- ----------

Pharmaceuticals
  North America                                       $    54,256 $    33,560              $   37,927  $   15,739
  Western Europe                                           22,341      14,198                   4,558       3,848
  Latin America                                            22,611      18,692                   7,796       5,092
  Russia                                                   23,008      52,628                  (2,449)      6,942
  Yugoslavia                                                   --      73,164                      --      25,683
  Other Eastern Europe                                     23,932      22,182                     533       4,682
  Asia, Africa, Australia                                  13,940       9,880                   4,059       2,315
                                                      ----------- -----------              ----------  ----------
Total Pharmaceuticals                                     160,088     224,304                  52,424      64,301
Biomedicals                                                15,986      16,492                   2,088       2,040
                                                      ----------- -----------              ----------  ----------
Consolidated revenues and
  segment operating income                            $   176,074 $   240,796                  54,512      66,341
                                                      =========== ===========

Corporate expenses                                                                              9,738      14,155
Interest income                                                                                (1,644)     (4,973)
Interest expense                                                                               13,100       6,614
Translation and exchange losses, net                                                            7,259       5,428
                                                                                           ----------  ----------
Income before income
   taxes and minority interest                                                             $   26,059  $   45,117
                                                                                           ==========  ==========


    The following table sets forth the segment total assets of the Company as of March 31, 1999 and December 31, 1998 (in thousands):


                                                                                            Assets
                                                                             -----------------------------------
                                                                                 March 31,       December 31,
                                                                                   1999              1998
                                                                             ----------------  -----------------
Pharmaceuticals
  North America                                                              $         500,541 $         520,017
  Western Europe                                                                        41,698            34,816
  Latin America                                                                         71,566            66,486
  Russia                                                                               152,004           155,368
  Other Eastern Europe                                                                 185,190           190,675
  Asia, Africa, Australia                                                               82,416            79,274
                                                                             ----------------- -----------------
      Total Pharmaceuticals                                                          1,033,415         1,046,636
Biomedicals                                                                             71,833            76,671
Corporate                                                                              249,869           233,089
                                                                             ----------------- -----------------
                                                                             $       1,355,117 $       1,356,396
                                                                             ================= =================

8.  ICN RUSSIA

The Company's Russian operations consist of five pharmaceutical factories and related distribution operations. In addition, the Company operates 28 retail pharmacies in Russia. The Company's Russian operations represented 13% and 22% of the Company's total revenues for the three months ended March 31, 1999 and 1998, respectively.

The Company's Russian operations have been adversely affected by the recent economic events in the region. In August 1998, the Russian Central Bank became unable to support the value of the ruble and by the end of 1998, the value of the ruble had fallen from its mid-August level of approximately 6.3 rubles to $1 to approximately 20.7 rubles to $1. In 1999, the value of the ruble has continued to fall in relation to the dollar and as of March 31, 1999 the exchange rate was approximately 24.2 rubles to $1, a decline of more than 75% from the ruble's March 1998 level. As a result of the continued decline in the ruble exchange rate, the Company recorded foreign exchange losses of $4,742,000 related to its Russian operations during the quarter ended March 31, 1999.

Foreign exchange risk: ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Russian ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations are included in income. As of March 31, 1999, ICN Russia had a net monetary asset position of approximately $11,814,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the United States dollar were to occur.

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

Cash paid for income taxes for the three months ended March 31, 1999 and 1998 was $3,380,000 and $4,518,000, respectively. Cash paid for interest, net of amounts capitalized, for the three months ended March 31, 1999 and 1998 was $14,301,000 and $13,807,000 respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

RECENT ACQUISITIONS

During 1998, the Company completed several product acquisitions which contributed to the growth in revenues for the three months ended March 31, 1999 compared to 1998. In November 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from Roche for $178,800,000 in cash and common stock. The products include Dalmadorm(R), a sleep disorder drug; Fluoro-Uracil(R), an oncology product; Librax(R), a treatment for gastrointestinal disorders; and Mogadon(R), a sleep disorder drug also used to treat epilepsy. The Company principally markets these products in its North America, Latin America, Western Europe, and Asia, African and Australia Pharmaceuticals segments. In February 1998, the Company acquired from SKB the Asian, African and Australian rights to 39 prescription and over-the-counter pharmaceutical products including Actal(R), Breacol(R), Coracten(R), Eskornade(R), Fefol(R), Gyno-Pevaryl(R), Maxolan(R), Nyal(R), Pevaryl(R), Ulcerin(R) and Vylcim(R). In addition, the Company recently entered into an agreement with Senetek plc under which it obtained worldwide rights to market Kinetin(R) (marketed by the Company as Kinerase(TM)), a skin cream to help reduce signs of aging, through physicians and pharmacies. The Company will market these products primarily through its existing North American and Western European operations. In Latin America, the Company recently acquired the rights to market three products--Breacol(R), Cynoplus(R) and Cytomel(R)--from SKB, which the Company believes complement its existing product line and increase its market presence in the region.

ROYALTY REVENUES

Royalty revenues earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough were also a major contributor to the Company's revenue growth. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon. In 1998, Schering-Plough received approval from the FDA to market Rebetron(TM) Combination Therapy, containing Rebetol(R) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection, for the treatment of HCV and began selling Rebetron(TM) in the United States.

In May 1999, the Company was informed that the European Union's (EU) Commission of the European Communities had granted marketing authorization to Rebetol(R) (ribavirin) Capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R) A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. Commission approval of the centralized application for Rebetol(R) results in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. The Commission's decision follows the product's unanimous recommendation for approval in February by the EU's Committee for Proprietary Medicinal Products (CPMP) of the European Agency for the Evaluation of Medicinal Products (EMEA). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

Royalty revenues for the three months ended March 31, 1999 were $15,828,000 compared to $1,000,000 for the same period of 1998, reflecting the commencement of United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, as well as royalties on compassionate use sales outside the United States, primarily in Western Europe.

RUSSIA

The Company's operations in Eastern Europe continue to be affected by the Russian economic crisis. In August 1998, the Russian government and the Russian Central Bank were no longer able to support the ruble at its then-current exchange rate of approximately 6.3 rubles to $1. Subsequently, the ruble fell sharply and through the quarter ended March 31, 1999, the exchange rate was approximately 24.2 rubles to $1, a decline of approximately 75% from the ruble's March 1998 level. As a result of the continued decline in the ruble exchange rate, the Company recorded foreign exchange losses of $4,742,000 related to its Russian operations during the three months ended March 31, 1999.

The Company believes that the economic crisis in Russia has adversely affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience severe liquidity shortages as rubles are in short supply, and Russian companies' hard-currency assets remain frozen in Russian banks. This liquidity crisis has diminished many

Russian companies' ability to pay their debts and has led to a number of business failures in the region. In addition, the devaluation of the ruble has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have adversely affected, and may continue to adversely affect, sales and gross margins in the Company's Russian operations. In addition, the Company's Hungarian and Polish operations have been, and may continue to be, adversely affected by lower export sales to Russia.

YUGOSLAVIA

In the fourth quarter of 1998, the Company wrote off its investment in ICN Yugoslavia (a 75%-owned subsidiary), following the Yugoslavian government's seizure of those operations. The Company has not recognized any revenues or expenses related to its investment in ICN Yugoslavia in the quarter ended March 31, 1999. Excluding the 1998 contribution from ICN Yugoslavia, revenues for the 1999 first quarter rose five percent to $176,074,000 from $167,632,000 in the same period of 1998, and income from operations for the 1999 first quarter increased 69% to $44,774,000 from $26,503,000 in the 1998 first quarter. Net income excluding the results of ICN Yugoslavia rose 45% to $22,619,000 from $15,597,000.


RESULTS OF OPERATIONS

Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 7 of Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 1999 included elsewhere in this Quarterly Report.

    Revenues:                                                                    Three Months Ended
                                                                                      March 31,
                                                                        ------------------------------------
    (in thousands)                                                             1999                1998
                                                                        ----------------      --------------

    Pharmaceuticals
     North America                                                      $         54,256      $       33,560
     Western Europe                                                               22,341              14,198
     Latin America                                                                22,611              18,692
     Russia                                                                       23,008              52,628
     Yugoslavia                                                                       --              73,164
     Other Eastern Europe                                                         23,932              22,182
     Asia, Africa, Australia                                                      13,940               9,880
                                                                        ----------------      --------------

       Total Pharmaceuticals                                                     160,088             224,304

    Biomedicals                                                                   15,986              16,492
                                                                        ----------------      --------------

       Total revenues                                                   $        176,074      $      240,796
                                                                        ================      ==============

    Product sales                                                       $        160,246      $      239,796
    Royalty revenues                                                              15,828               1,000
                                                                        ----------------      --------------

       Total revenues                                                   $        176,074      $      240,796
                                                                        ================      ==============

    Cost of product sales                                               $         66,396      $      107,969

    Gross profit margin on product sales                                             59%                 55%

    Gross profit margin on product sales, excluding the Russia,
      Yugoslavia, and Other Eastern Europe Pharmaceuticals segments                  71%                 68%

Revenues:  In  the  North  America   Pharmaceuticals   segment,   revenues  were
$54,256,000, compared to $33,560,000 for the same period of 1998. The $20,696,000 (62%) increase primarily reflects a $14,828,000 increase in royalty revenues from sales of ribavirin by Schering-Plough. The increase also reflects additional product sales resulting from the Company's October 1998 acquisitions of the rights to four products--Dalmadorm(R), Fluoro-Uracil(R), Librax(R), and Mogadon (R)--from Roche and the rights to Kinerase(R), a skin cream to inhibit signs of aging, from Senetek plc. The acquired products generated revenues of $5,386,000 in the North America Pharmaceuticals segment in the 1999 first quarter. The Company also continued to experience growth in sales of its anti-cancer product Efudex, which increased $2,124,000 (25%) over the 1998 first quarter.

In the Western Europe Pharmaceuticals segment, revenues for the three months ended March 31, 1999 were $22,341,000 compared to $14,198,000 in the same period of 1998. The increase in revenues of $8,143,000 (57%) is primarily due to the Company's acquisition of the rights to certain products from Roche in October 1998, which generated additional sales of $6,756,000 in 1999. In addition, sales of the Company's product for the treatment of myasthenia gravis increased $956,000 over the 1998 first quarter.

In the Latin America Pharmaceuticals segment, revenues for the three months ended March 31, 1999 were $22,611,000, compared to $18,692,000 for the same period of 1998. The increase of $3,919,000 (21%) primarily reflects sales of products acquired during or subsequent to the quarter ended March 31, 1998. Principal acquisitions in the Latin America Pharmaceuticals segment include a portfolio of 32 dermatology products acquired from Laboratorios Pablo Cassara ("Cassara") effective March 1, 1998, which generated additional sales of $2,370,000 over the 1998 period. In addition, sales of the products acquired from Roche in October 1998 and other acquisitions subsequent to March 31, 1998 generated additional sales of $1,438,000.

In the Russia Pharmaceuticals segment, revenues for the three months ended March 31, 1999 were $23,008,000, compared with $52,628,000 for the same period of 1998, a decrease of $29,620,000 (56%). The Company's Russian operations continue to be adversely impacted by the Russian economic crisis, which the Company believes has adversely affected the liquidity and the purchasing power of many of its customers. In addition, the Company's Russian revenues are generally denominated in rubles and the 75% decline in the value of the Russian ruble in relation to the dollar from March 1998 through March 1999 has reduced the dollar amount of the Company's Russian revenues.

In the Other Eastern Europe Pharmaceuticals segment, revenues for the three months ended March 31, 1999 were $23,932,000, compared with $22,182,000 for the same period of 1998, an increase of $1,750,000 (8%). The increase is the result the June 1998 acquisition of VUAB in the Czech Republic, which generated revenues of $4,311,000. The effect of the VUAB acquisition was partially offset by lower revenues at Alkaloida in Hungary ($998,000) and at Polfa Rzeszow, S.A. in Poland ($1,563,000), principally resulting from lower export sales to Russia due to the Russian economic crisis. Domestic sales have also been, and may continue to be, adversely affected by the overall political and economic events transpiring in this region of the world.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended March 31, 1999 were $13,940,000 compared to $9,880,000 for the same period of 1998, an increase of $4,060,000 (41%). The increase is primarily due to sales of the products acquired from Roche in October 1998, which contributed $2,872,000 to revenues for the three months ended March 31, 1999, and the February 1998 acquisition of the rights to 39 prescription and over-the-counter pharmaceutical products from SKB, which generated additional sales of $3,150,000 in this segment over the 1998 period. The effect of these acquisitions was partially offset by lower revenues at Wuxi ICN Pharmaceuticals in China.

In the Company's Biomedicals segment, revenues for the three months ended March 31, 1999 were $15,986,000 compared to $16,492,000 for the same period of 1998, a decrease of $506,000 (3%). The decrease is primarily due to lower unit sales volume in the Company's diagnostics and radiochemicals product lines, partially offset by increased revenues from dosimetry services.

Gross Profit: Gross profit margin on product sales increased to 59% for the three months ended March 31, 1999, compared to 55% for 1998. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche and SKB in 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. The Company's gross profit margin for 1999 was also affected by the loss of the Company's Yugoslavian operations, which achieved a 49% gross profit margin for the three months ended March 31, 1998. Gross profit margins in the North America Pharmaceuticals segment increased to 91% for the three months ended March 31, 1999 from 81% in the 1998 first quarter, reflecting the effect of the acquired products. The overall gross margins for the Company's Russia Pharmaceuticals segment were 27% for 1999, compared to 41% for the 1998 first quarter. In 1999, gross profit margins in the Company's Russian operations continue to be affected by the decline in sales volume resulting from the Russian economic crisis and the impact of the weakening of the ruble. While the Company has historically been able to set its prices for Russian markets without government approval, the liquidity crisis in Russia has reduced the purchasing power of Russian consumers, effectively restricting price increases to a level that does not fully offset the impact of the devaluation. Gross profit margins at ICN Russia were further impacted as inventories manufactured prior to the devaluation were charged to cost of product sales at the higher historical exchange rate. In the Other Eastern Europe Pharmaceuticals segment, the gross profit margin for the three months ended March 31, 1999 was 29% compared with 54% for 1998. In response to lower export sales to the Russian market, the Company's operations in Poland and Hungary have reduced production levels, resulting in lower operating efficiency during the 1999 first quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $62,662,000 (36% of revenues) for the three months ended March 31, 1999, compared to $75,137,000 (31% of revenues) for the same period in 1998, a decrease of $12,475,000. The decrease primarily reflects the loss of the Company's Yugoslavian operations, which incurred expenses of $8,443,000 in the 1998 first quarter. In the Company's Russian operations, selling, general and administrative expenses decreased by $6,383,000, principally due to the 75% decline in the value of the ruble and the Company's cost-control efforts. The decrease in selling, general and administrative expenses also reflects a $3,738,000 decline in corporate expenses. These amounts were partially offset by additional costs resulting from acquisitions of business and product rights subsequent to March 31, 1998, which totaled $10,186,000 (including amortization of goodwill and intangibles of $3,492,000), and other changes.

Research and Development: Research and development expenditures for the 1999 first quarter were $2,242,000, compared to $5,504,000 for the same period in 1998. The decrease primarily resulted from the loss of the Company's Yugoslavian operations, and from lower costs incurred at the Company's facilities in the United States and Hungary.

Translation and Exchange Losses, Net: Foreign exchange losses, net, were $7,259,000 for the three months ended March 31, 1999 compared to $5,428,000 for the same period in 1998. In the first quarter of 1999, translation losses principally consisted of losses of $4,742,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $1,929,000 in Hungary resulting from foreign-denominated debt. In the first quarter of 1998, the Company's foreign exchange losses were primarily related to ICN Yugoslavia's net monetary asset position.

Interest Income and Expense: Interest expense during the three months ended March 31, 1999 increased $6,486,000 compared to the same period in 1998, primarily due to the additional interest expense resulting from the Company's $200,000,000 8-3/4% Senior Notes due 2008, issued in August 1998. The increase in interest expense also reflects a decrease in the amount of interest cost capitalized. During the three months ended March 31, 1998, the Company capitalized interest of $1,718,000; no interest cost was capitalized in the 1999 first quarter. Interest income decreased to $1,644,000 in 1999 from $4,973,000 in 1998; the 1998 first quarter included $3,072,000 earned by ICN Yugoslavia on notes and accounts receivable from the Yugoslavian government.

Income Taxes: The Company's effective income tax rate was 18% for 1999 compared to 8% for 1998. The Company operates in many regions where the tax rate is lower than the U.S. Federal statutory rate or where it benefits from tax relief. The increase in the Company's provision for income taxes for the three months ended March 31, 1999 over the same period of 1998 reflects lower 1999 taxable losses in the United States and higher 1999 taxable income in Canada and Latin America, where tax rates are relatively higher or no such tax relief is available. The provision for income taxes for 1998 reflects the effect of higher taxable income in Russia, Yugoslavia and other jurisdictions taxed at rates lower than the U.S. Federal statutory rate of 35%. In addition, the Company received no tax benefit for the foreign currency translation losses included in the Company's 1999 and 1998 net loss.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, cash provided by operating activities totaled $3,728,000, compared to cash used in operations of $17,042,000 in 1998. Operating cash flows reflect the Company's net income of $22,619,000 and net noncash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $14,917,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $33,808,000. The working capital increases principally consist of a $27,147,000 decrease in trade accounts payable resulting from the timing of payments to certain vendors, and a $10,935,000 increase in accounts receivable, mainly resulting from higher sales volumes in the Western Europe and Asia, Africa and Australia regions.

Cash used in investing activities was $13,913,000 for the three months ended March 31, 1999 compared to $64,023,000 for the same period of 1998. In 1999, the Company made capital expenditures of $12,085,000, principally representing the continuation of its plant expansion efforts and investment in information systems. In addition, the Company used cash of $1,948,000 for the acquisition of a 97% interest in Fuzio-Pharma, a pharmaceutical distributor in Hungary (net of cash acquired of $72,000). These amounts were partially offset by proceeds of $129,000 from the sale of assets and other items. In 1998, net cash used in investing activities of $64,023,000 principally consisted of payments for acquisitions totaling $44,979,000 and capital expenditures of $19,303,000, which were partially offset by proceeds from the sale of assets of $259,000.

Cash provided by financing activities totaled $16,788,000 for the three months ended March 31, 1999, including proceeds of long-term borrowings totaling $26,155,000. In addition, as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995, the Company sold to Schering-Plough 1,141,498 shares of its common stock for $27,000,000. Proceeds from the exercise of employee stock options provided an additional $1,332,000. These amounts were partially offset by principal payments on long-term debt of $27,473,000, cash dividends paid on common stock of $4,637,000, and a net reduction of short-term borrowings of $39,000. Also during the quarter ended March 31, 1999, the Company repurchased 223,967 shares of its common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998. During the first quarter of 1998, cash used in financing activities of $517,000 principally consisted of principal payments on long-term debt of $3,494,000 and dividend payments of $3,806,000, partially offset by proceeds of $4,299,000 from the issuance of common stock, long-term borrowings of $1,596,000, proceeds of $822,000 from the exercise of employee stock options, and net short-term borrowings of $66,000.

The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents at March 31, 1999 totaled $110,847,000 compared to $104,921,000 at December 31, 1998.
Working capital at March 31, 1999 was $260,713,000, compared to $236,994,000 at December 31, 1998. The $23,719,000 increase in working capital is primarily due to cash and working capital generated by operating activities during the quarter ended March 31, 1999. Certain of the Company's lines of credit and long term borrowings include covenants restricting payment of dividends, issuance of new indebtedness, and repurchase of the Company's common stock and requiring the maintenance of certain financial ratios.

The current economic crisis in Russia continues to adversely affect the Company's operating cash flows in Russia and Eastern Europe, as its Russian customers continue to experience severe liquidity shortages. The Company may need to invest additional working capital in Eastern Europe (including Russia) to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require significant funds in 1999. However, there can be no assurance that any such acquisitions will be consummated. In March 1999, the Company repurchased an additional 223,967 shares of its common stock for $5,550,000, completing the first part of its stock repurchase program. Under the terms of the indentures related to the Company's Senior Notes, the Company is not currently permitted to repurchase additional shares of its common stock.

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

The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect the Company's future collections experience. As of March 31, 1999, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance.


FOREIGN OPERATIONS

Approximately 67% and 84% of the Company's revenues for the three months ended March 31, 1999 and 1998, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

The Russian political situation has been increasingly unstable. The recent turmoil in the Russian government may delay or prevent further financial assistance from the International Monetary Fund or the World Bank and the greater uncertainty in the Russian political and economic situation may contribute to further declines in the value of the ruble. The Russian government has recently instituted a process for establishing prices for pharmaceutical products which may lead to price controls in the Russian market in the future. Currently, this process requires the Company to register the prices for certain of its products included on the government's list of "products important for health". The next procedure for registration includes the negotiation and approval of such prices between the Company and the relevant state bodies. The Company is currently working with all relevant state bodies to approve its prices and the Company is not presently able to determine the effect, if any, that this process may have on its results of operations. However, such developments could have a material adverse effect on the Company's results of operations in Russia.

The Company's collections on accounts receivable in Eastern Europe (including Russia) have been adversely affected by the Russian economic crisis. Prior to the August 1998 devaluation of the Russian ruble, the Company had favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances, and discounts for cash sales. The adoption of these more restrictive credit policies has contributed to the decline in sales in Russia for the three months ended March 31, 1999 compared with the same period of 1998.

ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Russian ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation in Russia was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations are included in income. As of March 31, 1999, ICN Russia had a net monetary asset position of approximately $11,814,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the dollar were to occur. Due to the extremely large fluctuation in the ruble exchange rate, the ultimate amount of any future foreign exchange loss the Company may incur cannot presently be determined and such loss may have a material adverse effect on the Company's financial position and results of operations. The Company's management continues to work to reduce its net monetary exposure, including the tightening of credit policies and increased accounts receivable collection efforts including, in some cases, discounts for early payment from customers. However, there can be no assurance that such efforts will be successful.

The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available. The Company and its subsidiaries are also subject to foreign currency risk on its foreign-denominated debt of approximately $46,251,000 at March 31, 1999, which is primarily denominated in Swiss francs and German marks and, at Hungary and Poland, in U.S. dollars.


INFLATION AND CHANGING PRICES

The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. While the Company attempts to raise selling prices in anticipation of inflation, the Company has been affected by the lag in allowed price increases in Mexico and other regions, which has created lower sales in U.S. dollars and reductions in gross profit. The Company's operations in Russia and other regions may be subject to price controls in the future. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.

THE YEAR 2000 ISSUE

Many computer systems and equipment and instruments with embedded microprocessors were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. Systems that are not "Year 2000 compliant" could malfunction, potentially resulting in an adverse impact on the Company's business.

The Company is pursuing an action plan to be Year 2000 compliant in all locations by the third quarter of 1999. The Company does not have significant reliance on custom, internally generated software; the Company principally uses third party software that is, in most cases, already Year 2000 compliant. The Company has completed an assessment of its worldwide information systems and has determined that it will be required to perform some modification or replacement of software so that all systems will properly utilize dates beyond December 31, 1999. The Company has spent approximately $7,200,000 to upgrade its information systems to be Year 2000 compliant, and currently considers its information systems to be over 90% Year 2000 compliant. The Company recently converted its Russian operations to Year 2000-compliant software.

The remaining projects that must be completed for full Year 2000 compliance are software upgrades at the Company's plants in Hungary and Puerto Rico. The purchase of replacement software is necessary to maintain the existing "Good Manufacturing Practices" status of these plants. The Company has acquired appropriate replacement software for these facilities and installation began early in 1999. The estimated additional cost to complete the conversion to full Year 2000 compliance is estimated to be approximately $1,100,000 which will be spent primarily in 1999 and funded with cash from operations. There can be no assurance that the conversion will be completed within internal or external deadlines.

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

The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies through December, 2000. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management's judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk.


Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes and its 9-1/4% Senior Notes). The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's pretax earnings for the three months ended March 31, 1999 and 1998. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $13,800,000 as of March 31, 1999.

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to governmental approval of the marketing or manufacturing of certain of the Company's products and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Quarterly Report on Form 10-Q and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, restrictions on the exchange of currencies, limitations on foreign participation in local enterprises,  health-care  regulations,  price controls,  and other  restrictive governmental conditions); the risk of operations in Eastern Europe, Russia, Latin America, and China in light of the unstable economic, political and regulatory conditions in such regions; the risk of potential claims against certain of the Company's research compounds; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to Virazole(R), and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Year 2000 issue; the potential impact of the Euro currency; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the Company's ability to maintain adequate supply of products to meet customer demand; the Company's dependence on key members of management; the results of lawsuits or the outcome of investigations pending against the Company; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Condensed Financial Statements



Item 2.  CHANGES IN SECURITIES

In February 1999, the Company sold 1,141,498 shares of its common stock to Schering-Plough for $27,000,000 in cash. The sale was pursuant to the terms of the Stock Purchase Agreement made between the Company and Schering-Plough in 1995, in connection with the licensing to Schering-Plough of all oral forms of ribavirin for the treatment of chronic hepatitis C in combination with Schering-Plough's alpha interferon. Although the shares are initially unregistered, under the terms of the agreement Schering-Plough is entitled to certain registration rights.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.1 Form of Asset Purchase Agreement by and between Hoffmann-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997 (supersedes Exhibit 10.1 to the Company's Form 10-Q Quarterly Report for the period ended September 30, 1997).
         10.2 Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997 (supersedes Exhibit 10.2 to the Company's Form 10-Q Quarterly Report for the period ended September 30, 1997).
         15.1     Review Report of Independent Accountants
         15.2     Awareness Letter of Independent Accountants
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

         Form 8-K dated March 18, 1999, reporting the Yugoslavian government's seizure of the Company's 75% owned subsidiary, ICN Yugoslavia.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ICN PHARMACEUTICALS, INC.
                               Registrant


Date:  May 14, 1999            /s/   Milan Panic
                               -------------------------------------------------
                               Milan Panic
                               Chairman of the Board and Chief Executive Officer



Date:  May 14, 1999            /s/  John E. Giordani
                               -------------------------------------------------
                               John E. Giordani
                               Executive Vice President, Chief Financial Officer
                                 and Corporate Controller

                                  EXHIBIT INDEX



Exhibit                                                                 Page No.
-------                                                                 --------

10.1 Form of Asset Purchase Agreement by and between Hoffmann-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997.

10.2 Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997.

15.1  Review Report of Independent Accountants

15.2  Awareness Letter of Independent Accountants

27.1  Financial Data Schedule