Form 10-Q
period 1999-06-30
ICN PHARMACEUTICALS INC
filed 1999-08-16
CIK 930184

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                                 (714) 545-0100
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
         -----      -----

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of August 10, 1999 was 78,235,052.

--------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets - June 30, 1999 and December 31, 1998                               3

     Consolidated Condensed Statements of Income - Three months and six months
         ended June 30, 1999 and 1998                                                                          4

     Consolidated Condensed Statements of Comprehensive Income - Three months
         and six months ended June 30, 1999 and 1998                                                           5

     Consolidated Condensed Statements of Cash Flows - six months
         ended June 30, 1999 and 1998                                                                          6

     Management's Statement Regarding Unaudited Financial Statements                                           7

     Notes to Consolidated Condensed Financial Statements                                                      8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    26

Item 6.  Exhibits and Reports on Form 8-K                                                                     26



SIGNATURES                                                                                                    27


                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                (unaudited, in thousands, except per share data)

                                                                              June 30,         December 31,
                                                                                1999               1998
                                                                          --------------      --------------
ASSETS

Current Assets:
Cash and cash equivalents                                                 $       82,075      $      104,921
Restricted cash                                                                   15,567              15,558
Accounts receivable, net                                                         189,688             180,001
Inventories, net                                                                 129,710             126,545
Prepaid expenses and other current assets                                         13,368              13,723
                                                                          --------------      --------------
       Total current assets                                                      430,408             440,748

Property, plant and equipment, net                                               324,566             327,756
Deferred income taxes, net                                                        85,644              77,933
Other assets                                                                      36,683              45,706
Goodwill and intangibles, net                                                    451,813             464,253
                                                                          --------------      --------------
                                                                          $    1,329,114      $    1,356,396
                                                                          ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables                                                            $       53,900      $       92,287
Accrued liabilities                                                               69,061              60,644
Notes payable                                                                     15,153              17,584
Current portion of long-term debt                                                  3,587              28,097
Income taxes payable                                                               2,340               5,142
                                                                          --------------      --------------
       Total current liabilities                                                 144,041             203,754
Long-term debt, less current portion                                             493,677             510,808
Deferred license and royalty income                                                2,516               6,061
Other liabilities                                                                 22,799              22,160
Minority interest                                                                 22,263              27,449

Commitments and contingencies

Stockholders' Equity:
Preferred stock,  $.01 par value;  10,000 shares  authorized;
       1 shares Series D issued and outstanding
       ($22,988 liquidation preference at June 30, 1999)                               1                   1
Common stock, $.01 par value; 100,000 shares authorized;
       78,193 (June 30, 1999) and 76,411 (December 31, 1998) shares outstanding (after deducting shares in treasury of
       424 and 200, respectively)                                                    782                 764
Additional capital                                                               968,601             928,956
Accumulated deficit                                                             (262,242)           (295,211)
Accumulated other comprehensive income                                           (63,324)            (48,346)
                                                                          --------------      --------------
       Total stockholders' equity                                                643,818             586,164
                                                                          --------------      --------------
                                                                          $    1,329,114      $    1,356,396
                                                                          ==============      ==============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1999 and 1998
                (unaudited, in thousands, except per share data)



                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           --------------------------    ------------------------
                                                               1999         1998            1999           1998
                                                           ------------  ------------    ----------    ----------
Revenues:
Product sales                                              $    150,838  $    213,891    $  311,084    $  453,687
Royalties                                                        26,323        19,052        42,151        20,052
                                                           ------------  ------------    ----------    ----------

       Total revenues                                           177,161       232,943       353,235       473,739

Costs and expenses:
Cost of product sales                                            65,649        99,644       132,045       207,613
Selling, general and administrative expenses                     69,482        72,489       132,144       147,626
Research and development costs                                    3,020         5,997         5,262        11,501
Eastern European charges                                            --        165,646           --        165,646
                                                           ------------  ------------    ----------    ----------

       Total expenses                                           138,151       343,776       269,451       532,386
                                                           ------------  ------------    ----------    ----------

       Income (loss) from operations                             39,010      (110,833)       83,784       (58,647)

Translation and exchange losses, net                                801        19,296         8,060        24,724
Interest income                                                  (3,250)       (2,250)       (4,894)       (7,223)
Interest expense                                                 13,774         5,194        26,874        11,808
                                                           ------------  ------------    ----------    ----------
Income (loss) before income
taxes and minority interest                                      27,685      (133,073)       53,744       (87,956)

Provision for income taxes                                        7,120         6,603        11,900         9,987
Minority interest                                                (5,280)      (42,178)       (6,620)      (34,393)
                                                           ------------  ------------    ----------    ----------

Net income (loss)                                          $     25,845  $    (97,498)   $   48,464    $  (63,550)
                                                           ============  ============    ==========    ==========

Basic earnings (loss) per common share                     $       0.33  $      (1.34)   $     0.63    $    (0.88)
                                                           ============  ============    ==========    ==========

Shares used in per share computation                             77,748        72,813        77,303        72,274
                                                           ============  ============    ==========    ==========


Diluted earnings (loss) per common share                   $       0.32  $      (1.34)   $     0.59    $    (0.88)
                                                           ============  ============    ==========    ==========

Shares used in per share computation                             81,891        72,813        81,846        72,274
                                                           ============  ============    ==========    ==========



     The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
        For the three months and six months ended June 30, 1999 and 1998
                            (unaudited, in thousands)



                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           --------------------------  --------------------------
                                                               1999         1998            1999         1998
                                                           ------------  ------------  ------------  ------------

Net income (loss)                                          $     25,845  $    (97,498) $     48,464  $    (63,550)

Other comprehensive income:
Foreign currency translation adjustments                           (828)       (2,021)      (14,978)       (6,629)
Unrealized gains on marketable securities:
 Unrealized holding gains arising during period                      --         1,238            --         1,993
 Reclassification adjustment for gains
 included in net income                                              --        (1,993)           --        (1,993)
                                                           ------------  ------------  ------------  ------------
 Net unrealized gains                                                --          (755)           --            --
                                                           ------------  ------------  ------------  ------------
Other comprehensive income                                         (828)       (2,776)      (14,978)       (6,629)
                                                           ------------  ------------  ------------  ------------
Comprehensive income (loss)                                $     25,017  $   (100,274) $     33,486  $    (70,179)
                                                           ============  ============  ============  ============


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                            (unaudited, in thousands)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                          ----------------------------------
                                                                               1999               1998
                                                                          --------------      --------------
Cash flows from operating activities:
Net income (loss)                                                         $       48,464      $      (63,550)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
         Depreciation and amortization                                            33,325              22,664
         Eastern European charges                                                    --              173,440
         Provision for losses on accounts receivable                               3,929               4,778
         Provision for inventory obsolescence                                      3,104                (840)
         Translation and exchange losses, net                                      8,060              24,724
         Deferred income                                                          (4,908)             (6,246)
         (Gain) loss on sale of assets                                              (336)                 72
         Other non-cash (gains) losses                                             2,506                (903)
         Deferred income taxes                                                    (7,711)               (905)
         Minority interest                                                        (6,620)            (34,393)
Change in assets and liabilities, net of effects of acquisitions:
         Accounts and notes receivable                                           (19,296)           (108,200)
         Inventories                                                              (7,260)            (15,450)
         Prepaid expenses and other assets                                         2,408             (26,416)
         Trade payables and accrued liabilities                                  (40,505)             (1,358)
         Income taxes payable                                                      2,068               1,714
         Other liabilities                                                         3,184               1,404
                                                                          --------------      --------------
              Net cash provided by (used in) operating activities                 20,412             (29,465)
                                                                          --------------      --------------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                          --               22,958
Capital expenditures                                                             (19,947)            (46,983)
Proceeds from sale of assets                                                         710                 209
Increase in restricted cash                                                           (9)                 --
Acquisition of product rights and businesses                                      (1,948)            (62,589)
                                                                          --------------      --------------
              Net cash used in investing activities                              (21,194)            (86,405)
                                                                          --------------      --------------
Cash flows from financing activities:
Proceeds from issuance of long-term debt                                          26,719              14,945
Payments on long-term debt                                                       (65,556)            (18,677)
Net decrease in notes payable                                                     (5,345)               (194)
Proceeds from exercise of stock options                                           10,957               5,867
Proceeds from issuance of stock                                                   27,000               4,299
Purchase of treasury stock                                                        (5,550)                 --
Dividends paid                                                                   (10,043)             (8,111)
                                                                          --------------      --------------
              Net cash used in financing activities                              (21,818)             (1,871)
                                                                          --------------      --------------
Effect of exchange rate changes on cash and cash equivalents                        (246)             (1,172)
                                                                          --------------      --------------
Net decrease in cash and cash equivalents                                        (22,846)           (118,913)
Cash and cash equivalents at beginning of period                                 104,921             209,896
                                                                          --------------      --------------
Cash and cash equivalents at end of period                                $       82,075      $       90,983
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

8
                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)

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

Effective November 26, 1998, the Yugoslavian Ministry of Economic and Property Transformation issued a decree reducing the Company's equity ownership in ICN Yugoslavia from 75% to 35%. Although the Company disputes such action, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, currently estimated to be zero. The Company will account for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in the quarter or six months ended June 30, 1999.

Comprehensive Income: The balance of accumulated other comprehensive income at June 30, 1999 and December 31, 1998 consists of accumulated foreign currency translation adjustments. None of the components of other comprehensive income have been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

Per Share Information: In January 1999, the Company's Board of Directors declared a fourth quarter 1998 cash dividend of $0.06 per share, which was paid in February 1999. In March 1999, the Company's Board of Directors declared a first quarter cash dividend of $0.07 per share, which was paid in April 1999. In June 1999, the Company's Board of Directors declared a second quarter cash dividend of $0.07 per share, payable on July 28, 1999, to stockholders of record on July 14, 1999.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.


2.  Acquisitions

Effective January 1, 1999, the Company acquired 97% ownership of Fuzio-Pharma Rt., a Hungarian distributor of pharmaceutical products with both wholesale distribution and retail pharmacy operations, for approximately $2,230,000. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                          ------------------------  ------------------------
                                                             1999         1998         1999          1998
                                                          -----------  -----------  -----------  -----------
Income:
     Net income (loss)                                    $    25,845  $   (97,498) $    48,464  $   (63,550)
     Dividends and accretion on preferred stock                    --           --           --          (34)
                                                          -----------  -----------  -----------  ----------
     Numerator for basic earnings per share--
       income available to common stockholders                 25,845  $   (97,498) $    48,464  $   (63,584)

     Effect of dilutive securities                                 (6)          --           (6)          --
                                                          -----------  -----------  -----------  -----------
     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                          $    25,839  $   (97,498) $    48,458  $   (63,584)
                                                          ===========  ===========  ===========  ===========

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                     77,748       72,813       77,303       72,274

     Effect of dilutive securities:
      Employee stock options                                    3,244           --        2,943           --
      Series D Preferred Stock                                    616           --          616           --
      Convertible debt                                             21           --           21           --
      Other dilutive securities                                   262           --          963           --
                                                          -----------  -----------  -----------  -----------
     Dilutive potential common shares                           4,143           --        4,543           --
                                                          -----------  -----------  -----------  -----------
     Denominator for diluted earnings per
       share--adjusted weighted-average
       shares and assumed conversions                          81,891       72,813       81,846       72,274
                                                          ===========  ===========  ===========  ===========
Basic earnings (loss) per common share                    $      0.33  $     (1.34) $      0.63  $     (0.88)
                                                          ===========  ===========  ===========  ===========
Diluted earnings (loss) per common share                  $      0.32  $     (1.34) $      0.59  $     (0.88)
                                                          ===========  ===========  ===========  ===========

Other dilutive securities represent shares contingently issuable in satisfaction of guarantees made in connection with the issuance of shares for the acquisition of the rights to certain products from SmithKline Beecham plc ("SKB") and from
F. Hoffmann - La Roche Ltd. ("Roche") during 1998. Under the terms of the agreements, in the event that the market value of the Company's common stock at the respective guarantee dates does not meet the specified guarantee prices, the Company will be obligated to satisfy the aggregate guarantee amounts in cash or, in certain circumstances, in additional shares of its common stock. Based upon the market price of the Company's common stock at June 30, 1999, the aggregate guaranteed value of the shares subject to such guarantees exceeds their market value by approximately $8,451,000, and the Company may be required to issue an aggregate of 262,000 shares of its common stock in satisfaction of the guarantee.

4.  Detail of Certain Accounts

                                                                         June 30,      December 31,
  (in thousands)                                                           1999            1998
                                                                     -------------     ------------
Accounts receivable, net:
  Trade accounts receivable                                          $     201,521     $    209,444
  Other receivables                                                         16,930           19,305
                                                                     -------------     ------------
                                                                           218,451          228,749
  Allowance for doubtful accounts                                          (28,763)         (48,748)
                                                                     -------------     ------------
                                                                     $     189,688     $    180,001
                                                                     =============     ============

Inventories, net:
  Raw materials and supplies                                         $      30,009     $     33,915
  Work-in-process                                                           15,306           13,372
  Finished goods                                                            97,437           90,846
                                                                     -------------     ------------
                                                                           142,752          138,133
  Allowance for inventory obsolescence                                     (13,042)         (11,588)
                                                                     -------------     ------------
                                                                     $     129,710     $    126,545
                                                                     =============     ============
Property, plant and equipment, net:
  Property, plant and equipment, at cost                             $     391,184     $    385,211
  Accumulated depreciation and amortization                                (66,618)         (57,455)
                                                                     -------------     ------------
                                                                     $     324,566     $    327,756
                                                                     =============     ============


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

The Company, as part of its previously-authorized stock repurchase program, has entered into certain option transactions which are intended to provide the Company with the flexibility to implement its repurchase program when favorable market conditions exist, without immediately impacting the Company's cash resources. During the quarter ended June 30, 1999, the Company entered into an agreement which provided for the sale and purchase of put and call options with an independent third party, contingent upon the Company's stock price reaching a predetermined level. In July 1999, the Company's stock price reached the specified level. As provided in the agreement, the proceeds from the sale of the put options were used to purchase call options from the same third party, in a private placement transaction not requiring any net cash outlay at the time.

The put options and the corresponding call options each expire from March 2000 through August 2000 and are exercisable only at the expiration date. The Company may, at its option, make either a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company has a maximum potential obligation under the put options to purchase 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000.

6.  Commitments and Contingencies

On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action concerns the status and disposition of the Company's 1994 Hepatitis C monotherapy NDA. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company.

The Company has received subpoenas from a Grand Jury in the United States District Court for the Central District of California requesting the production of documents covering a broad range of matters over various time periods. The Company understands that the Company, Mr. Panic, two current senior executive officers, a former senior officer, a current employee, and a former employee of the Company are targets of the investigation. The Company also understands that a senior executive officer and a director are subjects of the investigation. The United States Attorney's office has advised counsel for the Company that the areas of its investigation include disclosures made and not made concerning the 1994 Hepatitis C monotherapy NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that the 1994 Hepatitis C monotherapy NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. Panic of stock belonging to Company employees; and, with respect to Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. The Company has, and continues to, cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation. The United States Attorney's office has issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former officers and employees testified before the Grand Jury beginning in July 1998.

On or about February 9, 1999, the Company commenced an action in the United States District Court for the District of Columbia ("District Court") against the Federal Republic of Yugoslavia ("FRY"), the Republic of Serbia ("ROS"), and the State Health Fund of Serbia ("State Fund") seeking damages in the amount of at least $500,000,000 and declaratory relief arising out of the FRY and ROS's seizure of the Company's majority ownership interest in ICN Yugoslavia and the failure of the ROS and State Fund to pay ICN Yugoslavia for goods sold and delivered. On or about March 9, 1999, the State Fund commenced an arbitration against the Company before the International Chamber of Commerce ("ICC") for unquantified damages due to alleged breaches of the agreement pursuant to which the Company acquired its majority ownership interest in ICN Yugoslavia, and for unspecified injunctive relief. The Company, in turn, counterclaimed against the State Fund, and commenced an arbitration against the FRY and the ROS in the ICC arising out of the seizure of ICN Yugoslavia and the failure to pay for goods sold and delivered, seeking damages and other relief. By Stipulation and Order dated August 10, 1999, the District Court stayed the action for 180 days (while retaining jurisdiction) so that issues of jurisdiction by and among the parties can be resolved at the ICC. The Company intends to prosecute vigorously its claims against the FRY, the ROS, and the State Fund, and to defend against the State Fund's claims against the Company, which the Company believes to be meritless and filed solely as a response to the action filed earlier by the Company in the District Court.

The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits and the Grand Jury investigation cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

7.  Business Segments

The following table sets forth the amounts of segment revenues and operating income of the Company for the three months and six months ended June 30, 1999 and 1998 (in thousands):

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------     ---------------------------
                                                            1999          1998              1999          1998
                                                      -------------  ------------     -------------   -----------

Revenues
Pharmaceuticals
  North America                                       $      55,892  $     56,824     $     110,148   $    90,384
  Western Europe                                             21,616        14,089            43,957        28,287
  Latin America                                              24,121        21,810            46,732        40,502
  Russia                                                     21,350        44,325            44,358        96,953
  Yugoslavia                                                    --         41,564               --        114,728
  Other Eastern Europe                                       23,348        23,497            47,280        45,679
  Asia, Africa, Australia                                    15,308        14,930            29,248        24,810
                                                      -------------  ------------     -------------   -----------
     Total Pharmaceuticals                                  161,635       217,039           321,723       441,343
Biomedicals                                                  15,526        15,904            31,512        32,396
                                                      -------------  ------------     -------------   -----------
     Consolidated revenues                            $     177,161  $    232,943     $     353,235   $   473,739
                                                      =============  ============     =============   ===========

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------     --------------------------
                                                            1999          1998              1999          1998
                                                      ------------   ------------     ------------   -----------
Operating Income (Loss)
Pharmaceuticals
  North America                                       $     34,825   $     34,433     $     72,752   $    50,172
  Western Europe                                             9,054          4,054           13,612         7,902
  Latin America                                              7,888          7,261           15,684        12,353
  Russia                                                     3,530          5,593            1,081        12,535
  Yugoslavia                                                    --       (161,555)              --      (135,872)
  Other Eastern Europe                                     (13,209)         5,761          (12,676)       10,443
  Asia, Africa, Australia                                    3,853          3,984            7,912         6,299
                                                      ------------   ------------     ------------   -----------
     Total Pharmaceuticals                                  45,941       (100,469)          98,365       (36,168)
Biomedicals                                                  1,982          2,157            4,070         4,197
                                                      ------------   ------------     ------------   -----------
     Consolidated segment
      operating income (loss)                               47,923        (98,312)         102,435       (31,971)

Corporate expenses                                           8,913         12,521           18,651        26,676
Interest income                                             (3,250)        (2,250)          (4,894)       (7,223)
Interest expense                                            13,774          5,194           26,874        11,808
Translation and exchange losses, net                           801         19,296            8,060        24,724
                                                      ------------   ------------     ------------   -----------
    Income (loss) before income
      taxes and minority interest                     $     27,685   $   (133,073)    $     53,744   $   (87,956)
                                                      ============   ============     ============   ===========

The following table sets forth the segment total assets of the Company as of June 30, 1999 and December 31, 1998 (in thousands):

                                                          Assets
                                           ------------------------------------
                                               June 30,        December 31,
                                                 1999              1998
                                           -----------------   ----------------
Pharmaceuticals
  North America                            $         485,659   $        520,017
  Western Europe                                      49,167             34,816
  Latin America                                       79,772             66,486
  Russia                                             156,405            155,368
  Other Eastern Europe                               173,020            190,675
  Asia, Africa, Australia                             90,513             79,274
                                           -----------------   ----------------
     Total Pharmaceuticals                         1,034,536          1,046,636
Biomedicals                                           67,374             76,671
Corporate                                            227,204            233,089
                                           -----------------   ----------------
                                           $       1,329,114   $      1,356,396
                                           =================   ================


8.  ICN Russia

The Company's Russian operations consist of five pharmaceutical factories and related distribution operations. In addition, the Company operates 28 retail pharmacies in Russia. The Company's Russian operations represented 13% and 20% of the Company's total revenues for the six months ended June 30, 1999 and 1998, respectively.

The Company's Russian operations continue to be adversely affected by the recent economic events in the region. While the ruble's value was relatively stable in the second quarter of 1999, as of June 30, 1999 the exchange rate was approximately 24.2 rubles to $1--a decline of more than 75% from the ruble's year-earlier level. Fluctuations in the value of the ruble caused the Company to record foreign exchange losses of $4,418,000 related to its Russian operations during the six months ended June 30, 1999.

Foreign exchange risk: ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Russian ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and translation are included in income. As of June 30, 1999, ICN Russia had a net monetary asset position of approximately $13,166,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the United States dollar were to occur.

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


9.  Eastern European Charges

In the second quarter of 1998, the Yugoslavian government defaulted on its obligations to the Company on $176,204,000 of accounts and notes receivable. As a result of the government's default and the Company's suspension of sales to the Yugoslavian government, the Company recorded a $173,440,000 charge against earnings at ICN Yugoslavia in the second quarter of 1998. The charge is included in Eastern European charges ($165,646,000), cost of product sales ($3,667,000), and interest income ($4,127,000) in the accompanying consolidated condensed statements of income. The charge consists of a $151,204,000 reserve for losses on notes receivable (including accrued interest), reserves of $7,757,000 for losses on accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets.

10.  Supplemental Cash Flow Information

In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and during the first quarter of 1998 SFr 14,390,000 principal amount of the New Certificates were exchanged for an aggregate of approximately 306,000 shares of the Company's common stock. Upon the exchange of the New Certificates, marketable securities held in trust for the payment of the New Certificates, having a market value of approximately $11,937,000, became available to the Company. The exchange increased stockholders' equity by $13,734,000 and reduced long-term debt and accrued interest by $1,797,000.

Cash paid for income taxes for the six months ended June 30, 1999 and 1998 was $9,297,000 and $5,295,000, respectively. Cash paid for interest, net of amounts capitalized, for the six months ended June 30, 1999 and 1998 was $24,843,000 and $13,577,000 respectively.


11.  Subsequent Event

In July 1999, the Company completed a private placement of $125,000,000 principal amount of its 8-3/4% Senior Notes due 2008. Net proceeds to the Company, after discounts and costs of issuance, were $117,624,000. These additional notes are issued under the indenture governing the Company's existing $200,000,000 8-3/4% Senior Notes, issued in August 1998.

15
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Recent Acquisitions

During 1998, the Company completed several product acquisitions which contributed to revenues for the quarter and six months ended June 30, 1999 compared to 1998. Principal acquisitions include the purchase of the worldwide rights (except India) to four products from Roche (November 1998), the Asian, African and Australian rights to 39 prescription and over-the-counter pharmaceutical products from SKB (February 1998), the Latin American rights to market three products from SKB (October 1998), and the rights to a portfolio of 32 dermatology products sold in the Latin American market from Laboratorios Pablo Cassara (March 1998). In addition, in 1998 the Company obtained the worldwide rights to market Kinetin(R) (marketed by the Company as Kinerase(TM)) from Senetek plc. Sales of Kinerase(TM), a skin cream to help reduce signs of aging, began in March 1999. The acquired products generated additional sales of $15,598,000 and $37,944,000 for the quarter and six months ended June 30, 1999, respectively.

Royalty Revenues

Royalty revenues earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough were also a major contributor to the Company's revenue. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon. In 1998, Schering-Plough received approval from the FDA to market Rebetron(TM) Combination Therapy, containing Rebetol(R) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection, for the treatment of HCV and began selling Rebetron(TM) in the United States.

In May 1999, the European Union's (EU) Commission of the European Communities granted marketing authorization to Rebetol(R) (ribavirin) Capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R) A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough has commenced marketing Rebetol(R) in Germany (in May 1999) and in the United Kingdom (in July 1999), and the Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

Royalty revenues for the quarter and six months ended June 30, 1999 were $26,323,000 and $42,151,000, respectively, compared to $19,052,000 and
$20,052,000 for the comparable 1998 periods. The 1999 royalty amounts reflect the increasing United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, the inception of commercial sales in the EU, and an increase in compassionate use sales, primarily  in Western  Europe.  The 1998 amounts  include a one-time  payment of
$16,500,000 received from Schering-Plough for past royalties and as reimbursement of expenses incurred by the Company in preparation for the launch of ribavirin capsules in the EU.

Russia

The Company's Russian operations continue to be adversely affected by the recent economic events in the region. While the ruble's value was relatively stable in the second quarter of 1999, as of June 30, 1999 the exchange rate was approximately 24.2 rubles to $1--a decline of more than 75% from the ruble's year-earlier level. The decline in the ruble's value was the principal reason for the decrease in 1999 sales and operating income in the Company's Russian operations compared to 1998 levels. In addition, the devaluation of the ruble has reduced the purchasing power of Russian companies and consumers, increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have adversely affected, and may continue to adversely affect, sales and gross margins in the Company's Russian operations and export sales to Russia by the Company's Hungarian and Polish operations.

Yugoslavia

In the fourth quarter of 1998, the Company wrote off its investment in ICN Yugoslavia (a 75%-owned subsidiary), following the Yugoslavian government's seizure of those operations. The Company has not recognized any revenues or expenses related to its investment in ICN Yugoslavia in the quarter or six months ended June 30, 1999. The following table presents certain financial information for the quarter and six months ended June 30, 1999 compared to 1998, excluding the 1998 contribution from ICN Yugoslavia.

Excluding ICN Yugoslavia:              Quarter Ended         Six Months Ended
(in thousands)                           June 30,                June 30,
                                 ---------------------   -----------------------
                                     1999        1998       1999         1998
                                 ----------  ---------   -----------  ----------

Revenues                          $ 177,161  $ 191,379   $  353,235   $  359,011

Operating income                     39,010     50,722       83,784       77,225

Net income                           25,845     37,034       48,464       52,631



Results of Operations

Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 7 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report.

                                                             Quarter Ended                 Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------     ---------------------------
                                                            1999          1998              1999          1998
                                                      -------------- ------------     ------------   ------------
Revenues
Pharmaceuticals
  North America                                       $      55,892  $     56,824     $     110,148  $     90,384
  Western Europe                                             21,616        14,089            43,957        28,287
  Latin America                                              24,121        21,810            46,732        40,502
  Russia                                                     21,350        44,325            44,358        96,953
  Yugoslavia                                                    --         41,564               --        114,728
  Other Eastern Europe                                       23,348        23,497            47,280        45,679
  Asia, Africa, Australia                                    15,308        14,930            29,248        24,810
                                                      -------------  ------------     -------------  ------------
     Total Pharmaceuticals                                  161,635       217,039           321,723       441,343
Biomedicals                                                  15,526        15,904            31,512        32,396
                                                      -------------  ------------     ------------   ------------
     Consolidated revenues                            $     177,161  $    232,943     $     353,235  $    473,739
                                                      =============  ============     =============  ============

Product sales                                         $     150,838  $    213,891     $     311,084  $    453,687
Royalty revenues                                             26,323        19,052            42,151        20,052
                                                      -------------  ------------     ------------   ------------
     Total revenues                                   $     177,161  $    232,943     $     353,235  $    473,739
                                                      =============  ============     =============  ============
Cost of product sales                                 $      65,649  $     99,644     $     132,045  $    207,613

Gross profit margin on product sales                            56%           53%               58%           54%

Gross profit  margin on product  sales,  excluding
  the Russia, Yugoslavia,  and
  Other Eastern Europe
  Pharmaceuticals segments                                      69%           67%               70%           68%

17
Quarter ended June 30, 1999 compared to 1998

Revenues: In the North America Pharmaceuticals segment, revenues for the three months ended June 30, 1999 were $55,892,000, compared to $56,824,000 for the same period of 1998. Second quarter 1999 revenues reflect a $7,248,000 increase in royalty revenues from sales of Rebetol(R) (ribavirin) by Schering-Plough, offset by lower product sales. Product sales for the second quarter of 1999 include sales resulting from the Company's October 1998 acquisition of the rights to four products from Roche which generated sales of $1,981,000. In addition, in March 1999 the Company commenced sales of Kinerase(TM), which generated second quarter sales of $3,720,000. However, these increases were offset by lower sales in the Company's dermatologicals product line. Second quarter 1999 sales of Efudex(R) were $3,077,000 lower than the 1998 period, reflecting higher than usual shipments in the 1998 period to fulfill order backlog. However, sales of Efudex(R) increased 6% over their first quarter 1999 level. Sales of bleaches for the 1999 second quarter were also lower, primarily due to increased competition from other products, including generics. The 1999 second quarter also reflects lower sales of Virazole(R) than in the comparable 1998 period. Second quarter 1999 product sales were also affected by backorders of certain products.

In the Western Europe Pharmaceuticals segment, revenues for the three months ended June 30, 1999 were $21,616,000 compared to $14,089,000 in the same period of 1998. The increase in revenues of $7,527,000 (53%) is primarily due to the Company's acquisition of the rights to certain products from Roche in October 1998, which generated sales of $5,838,000 in 1999. In addition, sales of the Company's products for the treatment of myasthenia gravis increased $1,107,000 over the 1998 second quarter.

In the Latin America Pharmaceuticals segment, revenues for the three months ended June 30, 1999 were $24,121,000, compared to $21,810,000 for the same period of 1998. The increase of $2,311,000 (11%) primarily reflects sales of products acquired from Roche in October 1998 and other acquisitions subsequent to June 30, 1998, which generated additional sales of $1,626,000. In addition, this region benefited from continued strong sales of Bedoyecta(R), an injectable vitamin B-12 supplement, and other products.

In the Russia Pharmaceuticals segment, revenues for the three months ended June 30, 1999 were $21,350,000, compared with $44,325,000 for the same period of 1998, a decrease of $22,975,000 (52%). The Company's Russian operations continue to be adversely impacted by the Russian economic crisis, which the Company believes has adversely affected the liquidity and the purchasing power of many of its customers. Since June 30, 1998, the Russian ruble has declined approximately 75% in relation to the dollar. The Company's Russian revenues are generally denominated in rubles and the 75% decline in the ruble's value has reduced the dollar amount of these revenues.

In the Other Eastern Europe Pharmaceuticals segment, revenues for the three months ended June 30, 1999 were $23,348,000, compared with $23,497,000 for the same period of 1998. The second quarter 1999 revenues reflect the acquisition of VUAB in the Czech Republic, which generated revenues of $4,283,000. The effect of the VUAB acquisition was offset by lower revenues at Alkaloida in Hungary ($2,250,000) and at Polfa Rzeszow, S.A. in Poland ($2,182,000), principally resulting from lower export sales to Russia due to the Russian economic crisis. Domestic sales have also been, and may continue to be, adversely affected by the overall political and economic events transpiring in this region of the world.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended June 30, 1999 were $15,308,000 compared to $14,930,000 for the same period of 1998, an increase of $378,000 (3%). The increase is primarily due to sales of the products acquired from Roche in October 1998, partially offset by lower revenues at Wuxi ICN Pharmaceuticals in China.

In the Company's Biomedicals segment, revenues for the three months ended June 30, 1999 were $15,526,000 compared to $15,904,000 for the same period of 1998, a decrease of $378,000 (2%). The decrease is primarily due to lower sales volume in the Company's diagnostics product line due to a continuing trend toward the use of non-isotopic technology, partially offset by increased revenues from dosimetry services.

Gross Profit: Gross profit margin on product sales increased to 56% for the three months ended June 30, 1999, compared to 53% for 1998. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche and SKB in 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. The Company's gross profit margin for 1999 was also affected by the loss of the Company's Yugoslavian operations, which achieved a 30% gross profit margin for the 1998 second quarter. Gross profit margins in the North America Pharmaceuticals segment were 77% for the three months ended June 30, 1999 compared to 78% in the 1998 second quarter, reflecting lower Virazole(R) sales in the current period. The overall gross margins for the Company's Russia Pharmaceuticals segment were 33% for 1999, compared to 45% for the 1998 second quarter. In 1999, gross profit margins in the Company's Russian operations continue to be affected by the decline in sales volume resulting from the Russian economic crisis and the decline in the value of the ruble. While the Company has historically been able to set its prices for Russian markets without government approval, the liquidity crisis in Russia has reduced the purchasing power of Russian consumers, effectively restricting price increases to a level that does not fully offset the impact of the devaluation. The Company has also improved its product mix for the Russian market to focus on higher-margin products. In the Other Eastern Europe Pharmaceuticals segment, the gross profit margin for the quarter ended June 30, 1999 was 22% compared with 50% for 1998. In addition, the Company's operations in Poland and Hungary have reduced export sales to the Russian market, temporarily lowering operating efficiency as the Company shifts its efforts toward European Union markets.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $69,482,000 for the three months ended June 30, 1999, compared to $72,489,000 for the same period in 1998, a decrease of $3,007,000. The decrease primarily reflects the loss of the Company's Yugoslavian operations, which incurred expenses of $7,181,000 in the 1998 second quarter. In the Company's Russian operations, selling, general and administrative expenses decreased by $10,781,000, principally due to the 75% decline in the value of the ruble and the Company's ongoing cost-control efforts. The decrease in selling, general and administrative expenses also reflects a $1,880,000 decline in corporate expenses. These amounts were partially offset by additional costs resulting from acquisitions of business and product rights subsequent to June 30, 1998, which totaled $4,441,000 (including amortization of goodwill and intangibles of $2,515,000). The Company's selling, general and administrative expenses also include approximately $11,981,000 of costs associated with the asset revaluation in the Hungarian business.

Research and Development: Research and development expenditures for the 1999 second quarter were $3,020,000, compared to $5,997,000 for the same period in 1998. The decrease primarily resulted from the loss of the Company's Yugoslavian operations, and from lower spending at the Company's other facilities. The Company has slowed its spending as it evaluates its research strategy, including greater emphasis on clinical development of existing compounds.

Translation and Exchange Losses, Net: Foreign exchange losses, net, were $801,000 for the three months ended June 30, 1999 compared to $19,296,000 for the same period in 1998. In the second quarter of 1999, translation losses principally consisted of losses of $682,000 at the Company's subsidiary in Poland resulting from foreign-denominated debt. In the second quarter of 1998, the Company's foreign exchange losses were primarily related to ICN Yugoslavia's net monetary asset position.

Interest Income and Expense: Interest expense during the three months ended June 30, 1999 increased $8,580,000 compared to the same period in 1998, primarily due to the additional interest expense resulting from the Company's $200,000,000 8-3/4% Senior Notes due 2008, issued in August 1998. The increase in interest expense also reflects a decrease in the amount of interest cost capitalized. During the quarter ended June 30, 1998, the Company capitalized interest of $1,822,000; no interest cost was capitalized in the 1999 second quarter.
Interest income increased to $3,250,000 in 1999 from $2,250,000 in 1998. Although the Company held lower invested cash balances in the current year, the 1998 second quarter included a $4,127,000 reduction of interest income at ICN Yugoslavia resulting from the Yugoslavian government's default on $176,204,000 of accounts and notes receivable.

Income Taxes: The Company's effective income tax rate for the 1999 second quarter was 26% compared to 16% for the comparable period of 1998 (excluding the Eastern European charges). The Company operates in many regions where the tax rate is lower than the U.S. Federal statutory rate or where it benefits from tax relief. The provision for income taxes reflects higher 1999 taxable income in the United States, and the effect of the second quarter 1999 net loss in Hungary, for which no tax benefit was recorded. These increases in the effective tax rate were partially offset by higher 1999 taxable income in Puerto Rico and other jurisdictions where tax rates are lower than the U.S. Federal statutory rate of 35%.


Six months ended June 30, 1999 compared to 1998

Revenues: In the North America Pharmaceuticals segment, revenues for the six months ended June 30, 1999 were $110,148,000, compared to $90,384,000 for the same period of 1998. Revenues for the six months ended June 30, 1999 reflect a $22,076,000 increase in royalty revenues from sales of Rebetol(R) (ribavirin) by Schering-Plough, offset by lower product sales. Product sales for the six months ended June 30, 1999 include sales of $5,383,000 resulting from the Company's October 1998 acquisition of the rights to four products from Roche. In addition, in March 1999 the Company commenced sales of Kinerase(TM), which generated 1999 sales of $5,704,000. However, these increases were offset by lower sales in certain of the Company's existing product lines. In the dermatologicals product line, sales of bleaches and oxsoralens were lower than the 1998 period, primarily due to increased competition from other products, including generics, and order backlog. Product sales for 1999 were also affected by lower sales of Virazole(R) than in the comparable 1998 period, and by backorders of certain products.

In the Western Europe Pharmaceuticals segment, revenues for the six months ended June 30, 1999 were $43,957,000 compared to $28,287,000 in the same period of 1998. The increase in revenues of $15,670,000 (55%) is primarily due to the Company's acquisition of the rights to certain products from Roche in October 1998, which generated additional sales of $12,594,000 in 1999. In addition, sales of the Company's products for the treatment of myasthenia gravis increased $2,063,000 over the same period of 1998.

In the Latin America Pharmaceuticals segment, revenues for the six months ended June 30, 1999 were $46,732,000, compared to $40,502,000 for the same period of 1998. The increase of $6,230,000 (15%) primarily reflects sales of products acquired during or subsequent to the quarter ended March 31, 1998. Principal acquisitions contributing to the Latin America Pharmaceuticals segment included the products acquired from Roche in October 1998 and a portfolio of 32 dermatology products acquired from Laboratorios Pablo Cassara ("Cassara") effective March 1, 1998, which generated additional sales of $4,736,000 over the 1998 period.

In the Russia Pharmaceuticals segment, revenues for the six months ended June 30, 1999 were $44,358,000, compared with $96,953,000 for the same period of 1998, a decrease of $52,595,000 (54%). The Company's Russian operations continue to be adversely impacted by the Russian economic crisis, which the Company believes has adversely affected the liquidity and the purchasing power of many of its customers. In addition, the Company's Russian revenues are generally denominated in rubles and the 75% decline in the value of the Russian ruble in relation to the dollar subsequent to June 1998 has reduced the dollar amount of the Company's Russian revenues. The Company has partially offset the effect of the exchange rate changes through price increases and improvement in its product mix.

In the Other Eastern Europe Pharmaceuticals segment, revenues for the six months ended June 30, 1999 were $47,280,000, compared with $45,679,000 for the same period of 1998, an increase of $1,601,000 (4%). The increase is the result of the June 1998 acquisition of VUAB in the Czech Republic, which generated revenues of $8,594,000. The effect of the VUAB acquisition was partially offset by lower revenues at Alkaloida in Hungary ($3,248,000) and at Polfa Rzeszow, S.A. in Poland ($3,745,000), principally resulting from lower export sales to Russia due to the Russian economic crisis. Domestic sales have also been, and may continue to be, adversely affected by the overall political and economic events transpiring in this region of the world.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the six months ended June 30, 1999 were $29,248,000 compared to $24,810,000 for the same period of 1998, an increase of $4,438,000 (18%). The increase is primarily due to sales of the products acquired from Roche and SKB in 1998, partially offset by lower revenues at Wuxi ICN Pharmaceuticals in China.

In the Company's Biomedicals segment, revenues for the six months ended June 30, 1999 were $31,512,000 compared to $32,396,000 for the same period of 1998, a decrease of $884,000 (3%). The decrease is primarily due to lower sales volume in the Company's diagnostics and radiochemicals product lines, partially offset by increased revenues from dosimetry services.

Gross Profit: Gross profit margin on product sales increased to 58% for the six months ended June 30, 1999, compared to 54% for 1998. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche and SKB in 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. The Company's gross profit margin for 1999 was also affected by the loss of the Company's Yugoslavian operations, which achieved a 42% gross profit margin for the six months ended June 30, 1998. Gross profit margins in the North America Pharmaceuticals segment were 85% for the six months ended June 30, 1999 compared to 80% in 1998, reflecting the effect of the acquired products. The overall gross margins for the Company's Russia Pharmaceuticals segment were 30% for 1999, compared to 43% for the six months ended June 30, 1998. In 1999, gross profit margins in the Company's Russian operations continue to be affected by the decline in sales volume resulting from the Russian economic crisis and the decline in the value of the ruble. While the Company has historically been able to set its prices for Russian markets without government approval, the liquidity crisis in Russia has reduced the purchasing power of Russian consumers, effectively restricting price increases to a level that does not fully offset the impact of the devaluation. The Company has also improved its product mix for the Russian market to focus on higher-margin products. In the Other Eastern Europe Pharmaceuticals segment, the gross profit margin for the six months ended June 30, 1999 was 26% compared with 52% for 1998. In addition, the Company's operations in Poland and Hungary have reduced export sales to the Russian market, temporarily lowering operating efficiency as the Company shifts its efforts toward European Union markets.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $132,144,000 for the six months ended June 30, 1999, compared to $147,626,000 for the same period in 1998, a decrease of $15,482,000. The decrease primarily reflects the loss of the Company's Yugoslavian operations, which incurred expenses of $15,624,000 during the six months ended June 30, 1998. In the Company's Russian operations, selling, general and administrative expenses decreased by $16,637,000, principally due to the 75% decline in the value of the ruble and the Company's cost-control efforts. The decrease in selling, general and administrative expenses also reflects a $5,555,000 decline in corporate expenses. These amounts were partially offset by additional costs resulting from acquisitions of business and product rights subsequent to June 30, 1998, which totaled $14,627,000 (including amortization of goodwill and intangibles of $6,007,000). The Company's selling, general and administrative expenses also include approximately $11,981,000 of costs associated with the asset revaluation in the Hungarian business.

Research and Development: Research and development expenditures for the six months ended June 30, 1999 were $5,262,000, compared to $11,501,000 for the same period in 1998. The decrease primarily resulted from the loss of the Company's Yugoslavian operations, and from lower spending at the Company's other facilities. The Company has slowed its spending as it evaluates its research strategy, including greater emphasis on clinical development of existing compounds.

Translation and Exchange Losses, Net: Foreign exchange losses, net, were $8,060,000 for the six months ended June 30, 1999 compared to $24,724,000 for the same period in 1998. In 1999, translation losses principally consisted of losses of $4,418,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $2,705,000 in Hungary and Poland resulting from foreign-denominated debt. In the six months ended June 30, 1998, the Company's foreign exchange losses were primarily related to ICN Yugoslavia's net monetary asset position.

Interest Income and Expense: Interest expense during the six months ended June 30, 1999 increased $15,066,000 compared to the same period in 1998, primarily due to the additional interest expense resulting from the Company's $200,000,000 8-3/4% Senior Notes due 2008, issued in August 1998. The increase in interest expense also reflects a decrease in the amount of interest cost capitalized. During the six months ended June 30, 1998, the Company capitalized interest of $3,540,000; no interest cost was capitalized in 1999. Interest income decreased to $4,894,000 in 1999 from $7,223,000 in 1998, principally due to lower invested cash balances.

Income Taxes: The Company's effective income tax rate for the six months ended June 30, 1999 was 22% compared to 12% for 1998 (excluding the Eastern European charges). The Company operates in many regions where the tax rate is lower than the U.S. Federal statutory rate or where it benefits from tax relief. The provision for income taxes reflects higher 1999 taxable income in the United States, and the effect of the 1999 net loss in Hungary, for which no tax benefit was recorded. In addition, no benefit has been recognized in the financial statements for Russian tax losses resulting from allowances for bad debts or from currency translation losses. These increases in the effective tax rate were partially offset by higher 1999 taxable income in Puerto Rico and other jurisdictions taxed at rates lower than the U.S. Federal statutory rate of 35%.

Liquidity and Capital Resources

During the six months ended June 30, 1999, cash provided by operating activities totaled $20,412,000 compared to cash used in operations of $29,465,000 in 1998. Operating cash flows reflect the Company's net income of $48,464,000 and net noncash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $31,349,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $59,401,000. The working capital increases principally consist of a $40,505,000 decrease in trade accounts payable resulting from the timing of payments to certain vendors, and a $19,296,000 increase in accounts receivable, mainly resulting from increased royalties receivable under the Company's license agreement with Schering-Plough.

Cash used in investing activities was $21,194,000 for the six months ended June 30, 1999 compared to $86,405,000 for the same period of 1998. In 1999, the Company made capital expenditures of $19,947,000, principally representing the continuation of its plant expansion efforts and investment in information systems. In addition, the Company used cash of $1,948,000 for the acquisition of a 97% interest in Fuzio-Pharma, a pharmaceutical distributor in Hungary (net of cash acquired of $72,000). These amounts were partially offset by proceeds of $710,000 from the sale of assets, and other items. In 1998, net cash used in investing activities principally consisted of payments for acquisitions totaling $62,589,000 and capital expenditures of $46,983,000, which were partially offset by proceeds from the sale of marketable securities of $22,958,000 and proceeds from sales of other assets of $209,000.

Net cash used in financing activities totaled $21,818,000 for the six months ended June 30, 1999. Cash was used for principal payments on long-term debt of $65,556,000, cash dividends paid on common stock of $10,043,000, and a net reduction of short-term borrowings of $5,345,000. The payments on short-term and long-term borrowings include the repayment of $40,079,000 of borrowings of the Company's Hungarian subsidiary, which the Company repaid in order to take advantage of favorable interest and foreign exchange rates. Also during the six months ended June 30, 1999, the Company repurchased 223,967 shares of its common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998. These amounts were partially offset by the proceeds of long-term borrowings totaling $26,719,000. In addition, as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995, the Company sold to Schering-Plough 1,141,498 shares of its common stock for $27,000,000. Proceeds from the exercise of employee stock options provided an additional $10,957,000. During the six months ended June 30, 1998, cash used in financing activities of $1,871,000 principally consisted of principal payments on long-term debt of $18,677,000 and dividend payments of $8,111,000, partially offset by proceeds of $4,299,000 from the issuance of common stock, long-term borrowings of $14,945,000, proceeds of $5,867,000 from the exercise of employee stock options, and a net reduction of short-term borrowings of $194,000.

The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents at June 30, 1999 totaled $82,075,000 compared to $104,921,000 at December 31, 1998. In addition, in July 1999 the Company completed a private placement of $125,000,000 principal amount of its 8-3/4% Senior Notes due 2008. Net proceeds to the Company, after discounts and costs of issuance, were $117,624,000. Working capital at June 30, 1999 was $286,367,000, compared to $236,994,000 at December 31, 1998. The $49,373,000 increase in working capital is primarily due to cash and working capital generated by operating activities during the six months ended June 30, 1999. Certain of the Company's lines of credit and long term borrowings include covenants restricting payment of dividends, issuance of new indebtedness, and repurchase of the Company's common stock and requiring the maintenance of certain financial ratios.

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

During 1999, the Company entered into certain option transactions which allow the Company to establish a price range in which the Company has the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. The Company entered into these option positions when the Company believed its stock to be undervalued, and anticipates its stock price will appreciate. Under this program, the Company sold put options which entitle the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options which entitle the Company to purchase its stock at a specified price from the same party. The put and call positions have essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The Company may, at its option, make either a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and call options. The Company has a maximum potential obligation under the put options to buy back 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The Company continually reevaluates the potential impact of these option positions and believes its capital resources are sufficient to meet the potential obligations of these option positions.

Management believes that the Company's existing cash and cash equivalents, funds generated from operations, and the proceeds of the 8-3/4% Senior Notes issued in July 1999 will be sufficient to meet its operating requirements in 1999 and to fund anticipated acquisitions and capital expenditures, including the continued development of its network of retail pharmacies in Russia. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect the Company's future collections experience. As of June 30, 1999, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance.


Foreign Operations

Approximately 66% and 79% of the Company's revenues for the six months ended June 30, 1999 and 1998, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

The Russian political situation continues to be unstable. The recent turmoil in the Russian government may delay or prevent further financial assistance from the International Monetary Fund or the World Bank and the greater uncertainty in the Russian political and economic situation may contribute to further declines in the value of the ruble. The Russian government has recently instituted a process for establishing prices for pharmaceutical products which may lead to price controls in the Russian market in the future. Currently, this process requires the Company to register the prices for certain of its products included on the government's list of "products important for health". The next procedure for registration includes the negotiation and approval of such prices between the Company and the relevant state bodies. The Company is currently working with all relevant state bodies to approve its prices and the Company is not presently able to determine the effect, if any, that this process may have on its results of operations. However, such developments could have a material adverse effect on the Company's results of operations in Russia.

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

The Company's collections on accounts receivable in Eastern Europe (including Russia) have been adversely affected by the Russian economic crisis. Prior to the August 1998 devaluation of the Russian ruble, the Company had favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances, and discounts for cash sales. The adoption of these more restrictive credit policies has contributed to the decline in sales in Russia for the six months ended June 30, 1999 compared with the same period of 1998.

ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Russian ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation in Russia was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and translation are included in income. As of June 30, 1999, ICN Russia had a net monetary asset position of approximately $13,166,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the dollar were to occur. Due to the extremely large fluctuation in the ruble exchange rate, the ultimate amount of any future foreign exchange loss the Company may incur cannot presently be determined and such loss may have a material adverse effect on the Company's financial position and results of operations. The Company's management continues to work to reduce its net monetary exposure, including the tightening of credit policies and increased accounts receivable collection efforts including, in some cases, discounts for early payment from customers. However, there can be no assurance that such efforts will be successful.

The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available. At June 30, 1999, the Company and its subsidiaries are also subject to foreign currency risk on its foreign-denominated debt of approximately $14,836,000, principally U.S. dollar-denominated obligations of the Company's subsidiaries in Poland and the Czech Republic.


Inflation And Changing Prices

The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. While the Company attempts to raise selling prices in anticipation of inflation, the Company has been adversely affected by the lag in allowed price increases in Mexico and other regions, which has created lower sales in U.S. dollars and reductions in gross profit. The Company's operations in Russia and other regions may be subject to price controls in the future. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.


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

The Company is pursuing an action plan to be Year 2000 compliant in all locations by the third quarter of 1999. The Company does not have significant reliance on custom, internally generated software; the Company principally uses third party software that is, in most cases, already Year 2000 compliant. The Company has completed an assessment of its worldwide information systems and has determined that it will be required to perform some modification or replacement of software so that all systems will properly utilize dates beyond December 31, 1999. The Company has spent approximately $7,700,000 to upgrade its information systems to be Year 2000 compliant, and currently considers its information systems to be over 95% Year 2000 compliant. The Company recently completed conversions to Year 2000-compliant software at its facilities in Russia, Hungary, the Czech Republic, Poland, and Puerto Rico.

The remaining projects that must be completed for full Year 2000 compliance are software upgrades at the Company's plant in Mexico and upgrades to certain automated manufacturing equipment containing embedded microprocessors at the Company's plant in Puerto Rico. The estimated additional cost to complete the conversion to full Year 2000 compliance is estimated to be approximately $600,000 which will be spent primarily in 1999 and funded with cash from operations. There can be no assurance that the conversion will be completed within internal or external deadlines.

The  Company's  operations  may also be  impacted  in the  event  that  computer disruption  is  encountered  by third  parties  with whom the  Company  conducts significant business. These third parties include suppliers and service providers on whom the Company relies, and the wholesalers, distributors, health care providers, and others from whom the Company derives its revenues. The Company has identified the most critical of these third parties and the Company is in the process of communicating with these third parties concerning their state of readiness. However, the Company can provide no assurance that these third parties will not experience business disruption. If a number of these third parties experience business disruption due to a Year 2000 computer problem, the Company's results of operations and cash flows could be materially adversely affected.

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

The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies through December 2000. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

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


Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes and its 9-1/4% Senior Notes). The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's pretax earnings for the six months ended June 30, 1999 and 1998. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $22,200,000 as of June 30, 1999.



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

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Condensed Financial Statements



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.1 Indenture, dated as of August 20, 1998, by and among ICN and United States Trust Company of New York, relating to the Company's 8-3/4% Senior Notes due 2008, previously filed as
                  Exhibit 4.2 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.

         15.1     Review Report of Independent Accountants

         15.2     Awareness Letter of Independent Accountants

         27.1     Financial Data Schedule


(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ICN PHARMACEUTICALS, INC.
                               Registrant


Date:  August 13, 1999         /s/ Milan Panic
                               -----------------------------------------------
                               Milan Panic
                               Chairman of the Board and Chief Executive Officer



Date:  August 13, 1999         /s/ John E. Giordani
                               -----------------------------------------------
                               John E. Giordani
                               Executive Vice President, Chief Financial Officer
                                  and Corporate Controller

                                  EXHIBIT INDEX



Exhibit

   15.1       Review Report of Independent Accountants

   15.2       Awareness Letter of Independent Accountants

   27.1       Financial Data Schedule