Form 10-Q
period 1999-09-30
ICN PHARMACEUTICALS INC
filed 1999-11-15
CIK 930184

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

                               3300 Hyland Avenue
                          Costa Mesa, California 92626
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 545-0100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  [X]    No  [ ]

        The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of November 10, 1999 was 78,364,853.

================================================================================

                            ICN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                   PAGE
                                                                                   NUMBER
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

    Consolidated Condensed Balance Sheets - September 30, 1999 and
        December 31, 1998                                                             3

    Consolidated Condensed Statements of Income - Three months and nine months
        ended September 30, 1999 and 1998                                             4

    Consolidated Condensed Statements of Comprehensive Income - Three months
        and nine months ended September 30, 1999 and 1998                             5

    Consolidated Condensed Statements of Cash Flows - Nine months
        ended September 30, 1999 and 1998                                             6

    Management's Statement Regarding Unaudited Financial Statements                   7

    Notes to Consolidated Condensed Financial Statements                              8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           26

Item 4.  Submission of Matters to a Vote of Security Holders                         26

Item 6.  Exhibits and Reports on Form 8-K                                            26


SIGNATURES                                                                           27

                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1999             1998
                                                                  -----------       -----------
Current Assets:
  Cash and cash equivalents                                       $   180,264       $   104,921
  Restricted cash                                                      15,567            15,558
  Accounts receivable, net                                            214,472           180,001
  Inventories, net                                                    144,606           126,545
  Prepaid expenses and other current assets                            15,727            13,723
                                                                  -----------       -----------
      Total current assets                                            570,636           440,748

Property, plant and equipment, net                                    333,934           327,756
Deferred income taxes, net                                             73,712            77,933
Other assets                                                           38,543            45,706
Goodwill and intangibles, net                                         448,636           464,253
                                                                  -----------       -----------
                                                                  $ 1,465,461       $ 1,356,396
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade payables                                                  $    64,095       $    92,287
  Accrued liabilities                                                  76,266            60,644
  Notes payable                                                         9,559            17,584
  Current portion of long-term debt                                       442            28,097
  Income taxes payable                                                    545             5,142
                                                                  -----------       -----------
      Total current liabilities                                       150,907           203,754

Long-term debt, less current portion                                  594,820           510,808
Deferred license and royalty income                                       350             6,061
Other liabilities                                                      23,886            22,160
Minority interest                                                      21,894            27,449

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000 shares authorized;
    1 shares Series D issued and outstanding
        ($22,988 liquidation preference at September 30, 1999)              1                 1
  Common stock, $.01 par value; 100,000 shares authorized;
        78,342 (September 30, 1999) and 76,411
        (December 31, 1998) shares outstanding
        (after deducting shares in treasury of
        424 and 200, respectively)                                        783               764
  Additional capital                                                  970,968           928,956
  Accumulated deficit                                                (235,962)         (295,211)
  Accumulated other comprehensive income                              (62,186)          (48,346)
                                                                  -----------       -----------
      Total stockholders' equity                                      673,604           586,164
                                                                  -----------       -----------
                                                                  $ 1,465,461       $ 1,356,396
                                                                  ===========       ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                    1999          1998           1999           1998
                                                 ---------      ---------      ---------      ---------
Revenues:
  Product sales                                  $ 148,125      $ 156,360      $ 459,209      $ 610,047
  Royalties                                         33,527          6,631         75,678         26,683
                                                 ---------      ---------      ---------      ---------
      Total revenues                               181,652        162,991        534,887        636,730
Costs and expenses:
  Cost of product sales                             54,133         70,972        186,178        278,585
  Selling, general and administrative expenses      68,245         81,373        200,389        228,999
  Research and development costs                     2,613          5,139          7,875         16,640
  Eastern European charges                              --         39,884             --        205,530
                                                 ---------      ---------      ---------      ---------
      Total expenses                               124,991        197,368        394,442        729,754
                                                 ---------      ---------      ---------      ---------
      Income (loss) from operations                 56,661        (34,377)       140,445        (93,024)
Translation and exchange losses, net                    54         35,259          8,114         59,983
Interest income                                     (2,166)        (2,353)        (7,060)        (9,576)
Interest expense                                    14,920         12,890         41,794         24,698
                                                 ---------      ---------      ---------      ---------
Income (loss) before income
  taxes and minority interest                       43,853        (80,173)        97,597       (168,129)
Provision (benefit) for income taxes                12,469         (4,840)        24,369          5,147
Minority interest                                     (426)       (10,110)        (7,046)       (44,503)
                                                 ---------      ---------      ---------      ---------
Net income (loss)                                $  31,810      $ (65,223)     $  80,274      $(128,773)
                                                 =========      =========      =========      =========
Basic earnings (loss) per common share           $    0.41      $   (0.89)     $    1.03      $   (1.77)
                                                 =========      =========      =========      =========

Shares used in per share computation                78,193         73,478         77,603         72,680
                                                 =========      =========      =========      =========


Diluted earnings (loss) per common share         $    0.39      $   (0.89)     $    0.98      $   (1.77)
                                                 =========      =========      =========      =========

Shares used in per share computation                82,288         73,478         82,055         72,680
                                                 =========      =========      =========      =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                      1999          1998           1999           1998
                                                    ---------     ---------      ---------      ---------
Net income (loss)                                   $  31,810     $ (65,223)     $  80,274      $(128,773)
Other comprehensive income:
Foreign currency translation adjustments                1,138        (4,213)       (13,840)       (10,842)
Unrealized gains on marketable securities:
 Unrealized holding gains arising during period            --            --             --          1,993
 Reclassification adjustment for gains
   included in net income                                  --            --             --         (1,993)
                                                    ---------     ---------      ---------      ---------
 Net unrealized gains                                      --            --             --             --
                                                    ---------     ---------      ---------      ---------
Other comprehensive income                              1,138        (4,213)       (13,840)       (10,842)
                                                    ---------     ---------      ---------      ---------
Comprehensive income (loss)                         $  32,948     $ (69,436)     $  66,434      $(139,615)
                                                    =========     =========      =========      =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 ------------------------
                                                                   1999           1998
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  80,274      $(128,773)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
        Depreciation and amortization                               48,922         36,080
        Eastern European charges                                        --        215,729
        Provision for losses on accounts receivable                  1,072          6,105
        Provision for inventory obsolescence                         3,558          2,831
        Translation and exchange losses, net                         8,114         59,983
        Deferred income                                             (4,983)        (5,778)
        (Gain) loss on sale of assets                                 (506)           270
        Other non-cash (gains) losses                                3,089           (249)
        Deferred income taxes                                        4,198         (1,197)
        Minority interest                                           (7,046)       (44,503)
Change in assets and liabilities,
  net of effects of acquisitions:

        Accounts and notes receivable                              (38,770)      (111,265)
        Inventories                                                (14,975)       (29,817)
        Prepaid expenses and other assets                           (2,451)       (20,219)
        Trade payables and accrued liabilities                     (28,365)        20,791
        Income taxes payable                                         1,172           (578)
        Other liabilities                                           (2,446)         1,764
                                                                 ---------      ---------
           Net cash provided by operating activities                50,857          1,174
                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                             --         22,958
Capital expenditures                                               (32,661)       (84,908)
Proceeds from sale of assets                                           802            938
Increase in restricted cash                                             (9)       (15,000)
Acquisition of product rights and businesses                        (8,960)       (69,411)
                                                                 ---------      ---------
           Net cash used in investing activities                   (40,828)      (145,423)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                           144,574        215,573
Payments on long-term debt                                         (87,477)       (22,192)
Net decrease in notes payable                                       (9,410)         1,188
Proceeds from exercise of stock options                             11,849          6,707
Proceeds from issuance of stock                                     27,000          4,299
Purchase of treasury stock                                          (5,550)            --
Dividends paid                                                     (15,540)       (12,629)
                                                                 ---------      ---------
           Net cash provided by financing activities                65,446        192,946
                                                                 ---------      ---------

Effect of exchange rate changes on cash and cash equivalents          (132)        (3,154)
                                                                 ---------      ---------
Net increase in cash and cash equivalents                           75,343         45,543
Cash and cash equivalents at beginning of period                   104,921        209,896
                                                                 ---------      ---------
Cash and cash equivalents at end of period                       $ 180,264      $ 255,439
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

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

Effective November 26, 1998, the Yugoslavian Ministry of Economic and Property Transformation issued a decree reducing the Company's equity ownership in ICN Yugoslavia from 75% to 35%. Although the Company disputes such action, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, currently estimated to be zero. The Company will account for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in the quarter or nine months ended September 30, 1999.

Comprehensive Income: The balance of accumulated other comprehensive income at September 30, 1999 and December 31, 1998 consists of accumulated foreign currency translation adjustments. None of the components of other comprehensive income have been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

Per Share Information: In January 1999, the Company's Board of Directors declared a fourth quarter 1998 cash dividend of $0.06 per share, which was paid in February 1999. In 1999, the Company's Board of Directors has declared a quarterly cash dividend of $0.07 per share for each quarter, including a third quarter cash dividend of $0.07 per share paid on October 27, 1999, to stockholders of record on October 13, 1999.

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

Effective September 1, 1999, the Company acquired a chain of 88 retail outlets in Moscow and St. Petersburg, Russia, for consideration of $7,350,000 in cash. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                   -----------------------      -----------------------
                                                     1999          1998           1999           1998
                                                   ---------     ---------      ---------     ---------
Income:
    Net income (loss)                              $  31,810     $ (65,223)     $  80,274     $(128,773)
    Dividends and accretion on preferred stock            --            --             --           (34)
                                                   ---------     ---------      ---------     ---------
    Numerator for basic earnings per share--
      income available to common stockholders         31,810       (65,223)        80,274      (128,807)
    Effect of dilutive securities                          6            --             --            --
                                                   ---------     ---------      ---------     ---------
    Numerator for diluted earnings per share--
      income available to common stockholders
      after assumed conversions                    $  31,816     $ (65,223)     $  80,274     $(128,807)
                                                   =========     =========      =========     =========
Shares:
    Denominator for basic earnings per share--
      weighted-average shares outstanding             78,193        73,478         77,603        72,680
    Effect of dilutive securities:
     Employee stock options                            2,366            --          2,810            --
     Written put options                               1,092            --            364            --
     Series D Preferred Stock                            616            --            616
     Convertible debt                                     21            --             21            --
     Other dilutive securities                            --            --            641            --
                                                   ---------     ---------      ---------     ---------
    Dilutive potential common shares                   4,095            --          4,452            --
                                                   ---------     ---------      ---------     ---------
    Denominator for diluted earnings per
      share--adjusted weighted-average shares
      outstanding and assumed conversions             82,288        73,478         82,055        72,680
                                                   =========     =========      =========     =========
Basic earnings (loss) per common share             $    0.41     $   (0.89)     $    1.03     $   (1.77)
                                                   =========     =========      =========     =========
Diluted earnings (loss) per common share           $    0.39     $   (0.89)     $    0.98     $   (1.77)
                                                   =========     =========      =========     =========

Other dilutive securities represent the effect of shares which had been contingently issuable in satisfaction of guarantees made in connection with the issuance of shares for the acquisition of the rights to certain products from SmithKline Beecham plc ("SKB") and from F. Hoffmann - La Roche Ltd. ("Roche") during 1998. Under the terms of the agreements, in the event that the market value of the Company's common stock at the respective guarantee dates does not meet the specified guarantee prices, the Company will be obligated to satisfy the aggregate guarantee amounts in cash or, in certain circumstances, in additional shares of its common stock. Based upon the market price of the Company's common stock at September 30, 1999, the aggregate guaranteed value of the shares subject to such guarantees exceeded their market value by approximately $17,634,000. Through June 30, 1999, the shares contingently issuable to SKB were included in the computation of diluted earnings per share because the Company could satisfy the guarantee either in cash or in shares of its common stock. However, no contingently issuable shares were treated as outstanding for the quarter ended September 30, 1999 because the Company intends to satisfy its remaining obligation under the guarantee in cash.

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


4.  DETAIL OF CERTAIN ACCOUNTS

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 1999          1998
                                              ---------      ---------
(in thousands)
ACCOUNTS RECEIVABLE, NET:
  Trade accounts receivable                   $ 189,479      $ 201,102
  Royalties receivable                           30,898          8,342
  Other receivables                              20,461         19,305
                                              ---------      ---------
                                                240,838        228,749
  Allowance for doubtful accounts               (26,366)       (48,748)
                                              ---------      ---------
                                              $ 214,472      $ 180,001
                                              =========      =========
INVENTORIES, NET:
  Raw materials and supplies                  $  31,686      $  33,915
  Work-in-process                                16,454         13,372
  Finished goods                                108,378         90,846
                                              ---------      ---------
                                                156,518        138,133
  Allowance for inventory obsolescence          (11,912)       (11,588)
                                              ---------      ---------
                                              $ 144,606      $ 126,545
                                              =========      =========
PROPERTY, PLANT AND EQUIPMENT, NET:
  Property, plant and equipment, at cost      $ 406,201      $ 385,211
  Accumulated depreciation and amortization     (72,267)       (57,455)
                                              ---------      ---------
                                              $ 333,934      $ 327,756
                                              =========      =========

5. LONG-TERM DEBT

In July 1999, the Company completed a private placement of $125,000,000 principal amount of its 8-3/4% Senior Notes due 2008. Net proceeds to the Company, after discounts and costs of issuance, were $117,624,000. These additional notes are issued under the indenture governing the Company's existing $200,000,000 8-3/4% Senior Notes, issued in August 1998.

6. COMMON STOCK

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

In March 1999, the Company repurchased 223,967 shares of its common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998. The Company's Board of Directors has also authorized a long-term stock repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In executing the repurchase programs, the Company is limited by certain covenants contained in the indentures relating to the Company's Senior Notes. Under the terms of the indentures, the Company is not currently permitted to repurchase additional shares of its common stock, and repurchases under the second program will only be permitted as the Company generates specified levels of cumulative net income.

The Company, as part of its previously-authorized stock repurchase program, has entered into certain option transactions which are intended to provide the Company with the flexibility to implement its repurchase program when favorable market conditions exist, without immediately impacting the Company's cash resources. During the quarter ended September 30, 1999, the Company sold certain put options to an independent third party; the proceeds were used to purchase call options from the same party in a private placement transaction not requiring any net cash outlay at the time.

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

The put options and the corresponding call options each expire from March 2000 through August 2000 and are exercisable only at the expiration dates. The Company may, at its option, make either a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company has a maximum potential obligation under the put options to purchase 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net shares issuable in settlement of the put options are considered outstanding for purposes of computing diluted earnings per share, based upon the market price of the Company's common stock on September 30, 1999.

7. COMMITMENTS AND CONTINGENCIES

On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action concerns the status and disposition of the Company's 1994 Hepatitis C monotherapy NDA. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. Defendants have filed a motion to dismiss or in the alternative for summary judgement. A hearing on the motion is currently scheduled for December 1999.

The Company has received subpoenas from a Grand Jury in the United States District Court for the Central District of California requesting the production of documents covering a broad range of matters over various time periods. The Company understands that the Company, Mr. Panic, two current senior executive officers, a current employee, and a former employee of the Company are targets of the investigation. The Company also understands that a senior executive officer and a director are subjects of the investigation. The United States Attorney's office has advised counsel for the Company that the areas of its investigation include disclosures made and not made concerning the 1994 Hepatitis C monotherapy NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that the 1994 Hepatitis C monotherapy NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. Panic of stock belonging to Company employees; and, with respect to Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. The Company has, and continues to, cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation. The United States Attorney's office has issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former officers and employees testified before the Grand Jury beginning in July 1998.

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

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

8. BUSINESS SEGMENTS

The following table sets forth the amounts of segment revenues and operating income of the Company for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                         ------------------------      ------------------------
                                           1999           1998           1999           1998
                                         ---------      ---------      ---------      ---------
REVENUES
Pharmaceuticals
  North America                          $  71,482      $  40,820      $ 181,630      $ 131,205
  Western Europe                            21,941         10,595         65,898         38,882
  Latin America                             24,010         19,380         70,742         59,882
  Russia                                    18,962         34,329         63,320        131,282
  Yugoslavia                                    --         11,133             --        125,860
  Other Eastern Europe                      21,689         19,434         68,969         65,113
  Asia, Africa, Australia                    9,033         12,445         38,281         37,255
                                         ---------      ---------      ---------      ---------
    Total Pharmaceuticals                  167,117        148,136        488,840        589,479
Biomedicals                                 14,535         14,855         46,047         47,251
                                         ---------      ---------      ---------      ---------
    Consolidated revenues                $ 181,652      $ 162,991      $ 534,887      $ 636,730
                                         =========      =========      =========      =========

OPERATING INCOME (LOSS)
Pharmaceuticals

  North America                          $  51,066      $  20,089      $ 123,818      $  70,261
  Western Europe                             7,117            966         20,729          8,868
  Latin America                              8,490          6,390         24,174         18,743
  Russia                                     2,899        (17,533)         3,980         (4,998)
  Yugoslavia                                    --         (7,647)            --       (143,520)
  Other Eastern Europe                         119        (12,613)       (12,557)        (2,169)
  Asia, Africa, Australia                    3,014          1,811         10,926          8,110
                                         ---------      ---------      ---------      ---------
    Total Pharmaceuticals                   72,705         (8,537)       171,070        (44,705)
Biomedicals                                  1,295             61          5,365          4,258
                                         ---------      ---------      ---------      ---------
    Consolidated segment
     operating income (loss)                74,000         (8,476)       176,435        (40,447)
Corporate expenses                          17,339         25,901         35,990         52,577
Interest income                             (2,166)        (2,353)        (7,060)        (9,576)
Interest expense                            14,920         12,890         41,794         24,698
Translation and exchange losses, net            54         35,259          8,114         59,983
                                         ---------      ---------      ---------      ---------
    Income (loss) before income
     taxes and minority interest         $  43,853      $ (80,173)     $  97,597      $(168,129)
                                         =========      =========      =========      =========

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

The following table sets forth the segment total assets of the Company as of September 30, 1999 and December 31, 1998 (in thousands):

                                        ASSETS
                              ----------------------------
                              SEPTEMBER 30,    DECEMBER 31,
                                  1999            1998
                              ------------     -----------
Pharmaceuticals
  North America                $  508,025      $  520,017
  Western Europe                   57,544          34,816
  Latin America                    82,690          66,486
  Russia                          167,400         155,368
  Other Eastern Europe            169,528         190,675
  Asia, Africa, Australia          95,971          79,274
                               ----------      ----------
    Total Pharmaceuticals       1,081,158       1,046,636
Biomedicals                        65,509          76,671
Corporate                         318,794         233,089
                               ----------      ----------
                               $1,465,461      $1,356,396
                               ==========      ==========



9. ICN RUSSIA

The Company's Russian operations consist of five production facilities, four regional distribution centers, and 126 retail locations. The Company's Russian operations represented 12% and 21% of the Company's total revenues for the nine months ended September 30, 1999 and 1998, respectively.

The Company's Russian operations continue to be impacted by the recent economic events in the region. While the ruble remained relatively stable in the third quarter of 1999 (the exchange rate was 25.235 rubles to $1 as of September 30, 1999) the ruble has declined more than 75% from its June 1998 level. Fluctuations in the value of the ruble caused the Company to record foreign exchange losses of $5,056,000 and $34,955,000 related to its Russian operations during the nine months ended September 30, 1999 and 1998, respectively.

Foreign exchange risk: ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and translation are included in income. As of September 30, 1999, ICN Russia had a net monetary asset position of approximately $10,996,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the United States dollar were to occur.

Credit Risk: The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience liquidity problems as monetary policy has limited the money supply, and Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which may lead to a number of business failures in the region.

10. EASTERN EUROPEAN CHARGES

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

                            ICN PHARMACEUTICALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

In the third quarter of 1998, as a result of the devaluation of the ruble, the Company recorded a charge of $42,289,000, which is included in Eastern European Charges ($39,884,000) and cost of product sales ($2,405,000) in the accompanying consolidated statements of income. The charge consists of reserves of $37,873,000 for losses on accounts receivable, a $2,011,000 write-off of certain investments, and a $2,405,000 reduction in the value of certain inventories.

11. SUPPLEMENTAL CASH FLOW INFORMATION

In March 1998, the Company announced the redemption of its Bio Capital Holdings 5-1/2% Swiss Franc Exchangeable Certificates (the "New Certificates") and SFr 14,390,000 principal amount of the New Certificates were exchanged for an aggregate of approximately 306,000 shares of the Company's common stock. Upon the exchange of the New Certificates, marketable securities held in trust for the payment of the New Certificates, having a market value of approximately $11,937,000, became available to the Company. The exchange increased stockholders' equity by $13,734,000 and reduced long-term debt and accrued interest by $1,797,000.

Cash paid for income taxes for the nine months ended September 30, 1999 and 1998 was $14,256,000 and $8,286,000, respectively. Cash paid for interest, net of amounts capitalized, for the nine months ended September 30, 1999 and 1998 was $39,090,000 and $27,448,000 respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

RECENT ACQUISITIONS

During 1998, the Company completed several product acquisitions which contributed to revenues for the quarter and nine months ended September 30, 1999 compared to 1998. Principal acquisitions include the purchase of the worldwide rights (except India) to four products from Roche (November 1998); the Asian, African and Australian rights to 39 prescription and over-the-counter pharmaceutical products from SKB (February 1998); the Latin American rights to market three products from SKB (October 1998); and the rights to a portfolio of 32 dermatology products sold in the Latin American market from Laboratorios Pablo Cassara (March 1998). In addition, in 1998 the Company obtained worldwide rights to market Kinetin(R) (marketed by the Company as Kinerase(TM)) from Senetek plc. Sales of Kinerase(TM), a skin cream to help reduce signs of aging, began in March 1999. The acquired products generated additional sales of $18,867,000 and $57,733,000 for the quarter and nine months ended September 30, 1999, respectively.

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

In May 1999, the European Union's (EU) Commission of the European Communities granted authorization to Schering-Plough to market Rebetol(R) (ribavirin) Capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R) A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough has commenced marketing Rebetol(R) in Germany (in May 1999), in the United Kingdom (in July 1999), and in Italy (in October 1999). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

Royalty revenues for the quarter and nine months ended September 30, 1999 were $33,527,000 and $75,678,000, respectively, compared to $6,631,000 and
$26,683,000 for the comparable 1998 periods. The 1999 royalty amounts reflect increasing United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, inception of commercial sales in the EU, and an increase in compassionate use sales, primarily in Western Europe. The 1998 amounts include a one-time payment of $16,500,000 received from Schering-Plough for past royalties and as reimbursement of expenses incurred by the Company in preparation for the launch of ribavirin capsules in the EU.

RUSSIA

The Company's Russian operations continue to be impacted by recent economic events in the region. While the ruble's value was relatively stable in the third quarter of 1999 (the exchange rate was 25.235 rubles to $1 as of September 30, 1999) the ruble has declined more than 75% from the its June 1998 level. The decline in the ruble's value was the principal reason for the decrease in 1999 sales and operating income in the Company's Russian operations compared to 1998 levels. In addition, the devaluation of the ruble has reduced the purchasing power of Russian companies and consumers, increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have adversely affected, and may continue to adversely affect, sales and gross margins in the Company's Russian operations and export sales to Russia by the Company's Hungarian and Polish operations.

YUGOSLAVIA

In the fourth quarter of 1998, the Company wrote off its investment in ICN Yugoslavia (a 75%-owned subsidiary), following the Yugoslavian government's seizure of those operations. The Company has not recognized any

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

revenues or expenses related to its investment in ICN Yugoslavia in the quarter or nine months ended September 30, 1999. The following table presents certain financial information for the quarter and nine months ended September 30, 1999 compared to 1998, excluding the 1998 contribution from ICN Yugoslavia.

EXCLUDING ICN YUGOSLAVIA:       QUARTER ENDED                    NINE MONTHS ENDED
(in thousands)                   SEPTEMBER 30,                      SEPTEMBER 30,
                           --------------------------         --------------------------
                             1999             1998              1999             1998
                           ---------        ---------         ---------        ---------
Product sales              $ 148,125        $ 145,227         $ 459,209        $ 484,187

Operating income (loss)       56,661          (26,730)          140,445           50,496

Net income (loss)             31,810          (58,826)           80,274           (6,195)

RESULTS OF OPERATIONS

Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 8 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report.

                                             QUARTER ENDED                 NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                          -----------------------       -----------------------
                                            1999           1998           1999           1998
                                          --------       --------       --------       --------
REVENUES
Pharmaceuticals
  North America                           $ 71,482       $ 40,820       $181,630       $131,205
  Western Europe                            21,941         10,595         65,898         38,882
  Latin America                             24,010         19,380         70,742         59,882
  Russia                                    18,962         34,329         63,320        131,282
  Yugoslavia                                    --         11,133             --        125,860
  Other Eastern Europe                      21,689         19,434         68,969         65,113
  Asia, Africa, Australia                    9,033         12,445         38,281         37,255
                                          --------       --------       --------       --------
    Total Pharmaceuticals                  167,117        148,136        488,840        589,479
Biomedicals                                 14,535         14,855         46,047         47,251
                                          --------       --------       --------       --------
    Consolidated revenues                 $181,652       $162,991       $534,887       $636,730
                                          ========       ========       ========       ========

Product sales                             $148,125       $156,360       $459,209       $610,047
Royalty revenues                            33,527          6,631         75,678         26,683
                                          --------       --------       --------       --------
    Total revenues                        $181,652       $162,991       $534,887       $636,730
                                          ========       ========       ========       ========

Cost of product sales                     $ 54,133       $ 70,972       $186,178       $278,585

Gross profit margin on product sales            63%            55%            59%            54%
Gross profit margin on product
  sales, excluding the Russia,
  Yugoslavia, and Other Eastern Europe
  Pharmaceuticals segments                      72%            67%            71%            67%


QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

REVENUES: In the North America Pharmaceuticals segment, revenues for the three months ended September 30, 1999 were $71,482,000, compared to $40,820,000 for the same period of 1998. Third quarter 1999 revenues reflect a $26,867,000 increase in royalty revenues from sales of Rebetol(R) (ribavirin) by Schering-Plough. Product sales for the third quarter of 1999 include sales resulting from the Company's October 1998 acquisition of the rights to four products from Roche, which generated sales of $7,610,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the Western Europe Pharmaceuticals segment, revenues for the three months ended September 30, 1999 were $21,941,000 compared to $10,595,000 in the same period of 1998. The increase in revenues of $11,346,000 (107%) was primarily due to the Company's acquisition of the rights to certain products from Roche in October 1998, which generated sales of $5,406,000 in 1999. In addition, the Company experienced increased sales in several product lines, including products for vision care, myasthenia gravis, and Virazole(R).

In the Latin America Pharmaceuticals segment, revenues for the three months ended September 30, 1999 were $24,010,000, compared to $19,380,000 for the same period of 1998. The increase of $4,630,000 (24%) primarily reflects sales of products acquired from Roche in October 1998 and other acquisitions subsequent to September 30, 1998, which generated additional sales of $2,733,000. In addition, this region benefited from continued strong sales of Bedoyecta(R), an injectable vitamin B-12 supplement, and other products.

In the Russia Pharmaceuticals segment, revenues for the three months ended September 30, 1999 were $18,962,000, compared with $34,329,000 for the same period of 1998, a decrease of $15,367,000 (45%). The Company's Russian operations continue to be impacted by the Russian economic situation, which the Company believes has affected the liquidity and the purchasing power of many of its customers. Since June 30, 1998, the Russian ruble has declined over 75% in relation to the United States dollar. The Company's Russian revenues are generally denominated in rubles and the 75% decline in the ruble's value has reduced the dollar amount of these revenues.

In the Other Eastern Europe Pharmaceuticals segment, revenues for the three months ended September 30, 1999 were $21,689,000, compared with $19,434,000 for the same period of 1998, an increase of $2,255,000 (12%). The sales increase compared to the 1998 third quarter level reflects the impact of the ruble devaluation on this segment in the 1998 period. Sales in this segment continue to reflect lower export sales to Russia due to the devaluation. Domestic sales have also been, and may continue to be, affected by the overall political and economic events transpiring in this region of the world.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended September 30, 1999 were $9,033,000 compared to $12,445,000 for the same period of 1998. The decrease of $3,412,000 (27%) is primarily due to order backlog resulting from temporary delays in shipments of certain products from manufacturers with whom the Company contracts. The effect of order backlog was partially offset by sales of the products acquired from Roche in October 1998.

In the Company's Biomedicals segment, revenues for the three months ended September 30, 1999 were $14,535,000 compared to $14,855,000 for the same period of 1998, a decrease of $320,000 (2%). The change reflects slightly lower dosimetry revenues and lower sales volume in the Company's diagnostics product line due to a continuing trend toward the use of non-isotopic technology.

GROSS PROFIT: Gross profit margin on product sales increased to 63% for the three months ended September 30, 1999, compared to 55% for 1998. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche and SKB in 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. The Company's gross profit margin for 1999 was also affected by the loss of the Company's Yugoslavian operations, which achieved a 34% gross profit margin for the 1998 third quarter. Gross profit margins in the North America Pharmaceuticals segment were 87% for the three months ended September 30, 1999 compared to 83% in the 1998 third quarter, principally reflecting strong margins on sales of the products acquired in 1998. The overall gross margins for the Company's Russia Pharmaceuticals segment improved to 43% for 1999, compared to 28% for the 1998 third quarter. In the 1998 third quarter, gross profit margins in the Company's Russian operations were affected by the decline in sales volume resulting from the devaluation of the ruble. While the Company has historically been able to set its prices for Russian markets without government approval, the ruble devaluation has reduced the purchasing power of Russian consumers, effectively restricting price increases to a level that does not fully offset the impact of the devaluation. The Company has improved its product mix for the Russian market to focus on higher-margin products. In the Other Eastern Europe Pharmaceuticals segment, the gross profit margin for the quarter ended September 30, 1999 was 36% compared with 57% for 1998. The Company's

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations in Poland and Hungary have reduced export sales to the Russian market, temporarily lowering operating efficiency as the Company shifts its efforts toward European Union markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $68,245,000 for the three months ended September 30, 1999, compared to $81,373,000 for the same period in 1998, a decrease of $13,128,000. The decrease primarily reflects the effect of the decline in the value of the Russian ruble and the Company's ongoing cost-control efforts, which reduced selling, general and administrative expenses in the Company's Russian operations by $11,781,000. The decrease also reflects the exclusion of the Company's Yugoslavian operations, which incurred expenses of $3,148,000 in the 1998 third quarter, and a $5,982,000 decline in corporate expenses. These amounts were partially offset by additional costs resulting from acquisitions of business and product rights subsequent to September 30, 1998, which totaled $8,514,000 (including amortization of goodwill and intangibles of $2,366,000).

RESEARCH AND DEVELOPMENT: Research and development expenditures for the 1999 third quarter were $2,613,000, compared to $5,139,000 for the same period in 1998. The decrease reflects lower spending at the Company's facilities in the United States and Hungary, and the exclusion of the Company's Yugoslavian operations. The Company has slowed its spending as it evaluates its research strategy, including greater emphasis on clinical development of existing compounds.

TRANSLATION AND EXCHANGE LOSSES, NET: Foreign exchange losses, net, were $54,000 for the three months ended September 30, 1999 compared to $35,259,000 for the same period in 1998. In the third quarter of 1998, the Company's translation losses were primarily related to the August 1998 devaluation of the Russian ruble.

INTEREST INCOME AND EXPENSE: Interest expense during the three months ended September 30, 1999 increased $2,030,000 compared to the same period in 1998, primarily due to additional interest expense resulting from the issuance of the Company's 8-3/4% Senior Notes due 2008. The Company issued $200,000,000 principal amount of the 8-3/4% Senior Notes in August 1998 and an additional $125,000,000 in July 1999. Interest expense on the Senior Notes was partially offset by lower interest expense on obligations of the Company's subsidiaries which were repaid using a portion of the proceeds. Interest income was $2,166,000 in 1999 compared with $2,353,000 in 1998.

INCOME TAXES: The Company's effective income tax rate for the 1999 third quarter was 28% compared to 4% for the comparable period of 1998 (excluding the Eastern European charges). The provision for income taxes reflects higher 1999 taxable income in the United States, and the effect of the losses in Hungary, for which no tax benefit was recorded. These increases in the effective tax rate were partially offset by higher 1999 taxable income in Puerto Rico and other jurisdictions where tax rates are lower than the U.S. Federal statutory rate of 35%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

REVENUES: In the North America Pharmaceuticals segment, revenues for the nine months ended September 30, 1999 were $181,630,000, compared to $131,205,000 for the same period of 1998. Revenues for the nine months ended September 30, 1999 reflect a $48,943,000 increase in royalty revenues from sales of Rebetol(R) (ribavirin) by Schering-Plough, as well as increased product sales. Product sales for the nine months ended September 30, 1999 include sales of $12,993,000 resulting from the Company's October 1998 acquisition of the rights to four products from Roche. In addition, in March 1999 the Company commenced sales of Kinerase(TM), which generated 1999 sales of $7,823,000. However, these increases were offset by lower sales in certain of the Company's existing product lines. In the dermatologicals product line, sales of bleaches and oxsoralens were lower than the 1998 period, primarily due to increased competition from other products, including generics, and order backlog. Product sales for 1999 were also affected by lower sales of Virazole(R) than in the comparable 1998 period.

In the Western Europe Pharmaceuticals segment, revenues for the nine months ended September 30, 1999 were $65,898,000 compared to $38,882,000 in the same period of 1998. The increase in revenues of $27,016,000 (69%) is primarily due to the Company's acquisition of the rights to certain products from Roche in October 1998, which

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

generated additional sales of $18,000,000 in 1999. The region also recorded sales gains in several products including Mestinon(R), Ancotil(R) (an antifungal), and in the vision care product line.

In the Latin America Pharmaceuticals segment, revenues for the nine months ended September 30, 1999 were $70,742,000, compared to $59,882,000 for the same period of 1998. The increase of $10,860,000 (18%) primarily reflects sales of products acquired during or subsequent to the quarter ended March 31, 1998 as well as continued growth in the base business. Principal acquisitions contributing to the Latin America Pharmaceuticals segment included the products acquired from Roche in October 1998 and a portfolio of 32 dermatology products acquired from Laboratorios Pablo Cassara ("Cassara") effective March 1, 1998. The acquired products generated additional sales of $8,167,000 over the 1998 period.

In the Russia Pharmaceuticals segment, revenues for the nine months ended September 30, 1999 were $63,320,000, compared with $131,282,000 for the same period of 1998, a decrease of $67,962,000 (52%). In 1999, the Company's Russian operations continue to be impacted by the Russian economic situation, which the Company believes has affected the liquidity and the purchasing power of many of its customers. In addition, the Company's Russian revenues are generally denominated in rubles and the 75% decline in the value of the ruble in relation to the dollar subsequent to June 1998 has reduced the dollar amount of the Company's Russian revenues. The Company has partially offset the effect of the exchange rate changes through price increases and improvement in its product mix.

In the Other Eastern Europe Pharmaceuticals segment, revenues for the nine months ended September 30, 1999 were $68,969,000, compared with $65,113,000 for the same period of 1998, an increase of $3,856,000 (6%). The increase is principally the result of the June 1998 acquisition of ICN Czech Republic, which generated revenues of $8,594,000. The effect of these revenue gains was partially offset by lower sales at ICN Poland ($4,753,000), principally resulting from lower export sales to Russia due to the Russian economic situation. Domestic sales have also been, and may continue to be, adversely affected by the overall political and economic events transpiring in this region of the world.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the nine months ended September 30, 1999 were $38,281,000 compared to $37,255,000 for the same period of 1998, an increase of $1,026,000 (3%). The increase is primarily due to sales of the products acquired from Roche and SKB in 1998. This increase was partially offset by order backlog resulting from temporary delays in shipments of certain products from contracted manufacturers, and by lower revenues at Wuxi ICN Pharmaceuticals in China.

In the Company's Biomedicals segment, revenues for the nine months ended September 30, 1999 were $46,047,000 compared to $47,251,000 for the same period of 1998, a decrease of $1,204,000 (3%). The decrease is primarily due to lower sales volume in the Company's diagnostics and radiochemicals product lines, partially offset by increased revenues from dosimetry services.

GROSS PROFIT: Gross profit margin on product sales increased to 59% for the nine months ended September 30, 1999, compared to 54% for 1998. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche and SKB in 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. The Company's gross profit margin for 1999 was also affected by the loss of the Company's Yugoslavian operations, which achieved a 41% gross profit margin for the nine months ended September 30, 1998. Gross profit margins in the North America Pharmaceuticals segment were 85% for the nine months ended September 30, 1999 compared to 81% in 1998, reflecting the effect of the acquired products. The overall gross margins for the Company's Russia Pharmaceuticals segment were 34% for 1999, compared to 39% for the nine months ended September 30, 1998. In 1999, gross profit margins in the Company's Russian operations continue to be affected by the decline in sales volume resulting from the devaluation of the ruble. While the Company has historically been able to set its prices for Russian markets without government approval, the ruble devaluation has reduced the purchasing power of Russian consumers, effectively restricting price increases to a level that does not fully offset the impact of the devaluation. The Company has also improved its product mix for the Russian market to focus on higher-margin products. In the Other Eastern Europe Pharmaceuticals segment, the gross profit margin for the nine months ended September 30, 1999 was 29% compared with 53% for 1998. The Company's operations in Poland and Hungary have reduced

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

export sales to the Russian market, temporarily lowering operating efficiency as the Company shifts its efforts toward European Union markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $200,389,000 for the nine months ended September 30, 1999, compared to $228,999,000 for the same period in 1998, a decrease of $28,610,000. The decrease primarily reflects the exclusion of the Company's Yugoslavian operations, which incurred expenses of $18,773,000 during the nine months ended September 30, 1998. In the Company's Russian operations, selling, general and administrative expenses decreased by $29,933,000, principally due to the 75% decline in the value of the ruble and the Company's cost-control efforts. The decrease in selling, general and administrative expenses also reflects an $11,536,000 decline in corporate expenses. These amounts were partially offset by additional costs resulting from acquisitions of business and product rights subsequent to September 30, 1998, which totaled $25,046,000 (including amortization of goodwill and intangibles of $8,373,000). The Company's selling, general and administrative expenses also include approximately $11,981,000 of costs associated with the asset revaluation in the Hungarian business.

RESEARCH AND DEVELOPMENT: Research and development expenditures for the nine months ended September 30, 1999 were $7,875,000, compared to $16,640,000 for the same period in 1998. The decrease reflects lower spending at the Company's facilities in the United States and Hungary, and the exclusion of the Company's Yugoslavian operations. The Company has slowed its spending as it evaluates its research strategy, including greater emphasis on clinical development of existing compounds.

TRANSLATION AND EXCHANGE LOSSES, NET: Foreign exchange losses, net, were $8,114,000 for the nine months ended September 30, 1999 compared to $59,983,000 for the same period in 1998. In 1999, translation losses principally consisted of losses of $5,056,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $2,557,000 in Hungary and Poland resulting from foreign-denominated debt. In the nine months ended September 30, 1998, the Company's foreign exchange losses reflect the August 1998 devaluation of the Russian ruble and ICN Yugoslavia's net monetary asset position.

INTEREST INCOME AND EXPENSE: Interest expense during the nine months ended September 30, 1999 increased $17,096,000 compared to the same period in 1998, primarily due to the additional interest expense resulting from the Company's 8-3/4% Senior Notes due 2008, issued in August 1998 and July 1999. Interest expense on the Senior Notes was partially offset by lower interest expense on obligations of the Company's subsidiaries which were repaid using a portion of the proceeds. The net increase in interest expense also reflects a decrease in the amount of interest cost capitalized. During the nine months ended September 30, 1998, the Company capitalized interest of $3,540,000; no interest cost was capitalized in 1999. Interest income decreased to $7,060,000 in 1999 from $9,576,000 in 1998, principally due to lower invested cash balances.

INCOME TAXES: The Company's effective income tax rate for the nine months ended September 30, 1999 was 25% compared to 18% for 1998 (excluding Eastern European charges). The provision for income taxes reflects higher 1999 taxable income in the United States, and the effect of the losses in Hungary, for which no tax benefit was recorded. In addition, no benefit has been recognized in the financial statements for Russian tax losses resulting from allowances for bad debts or from currency translation losses. These increases in the effective tax rate were partially offset by higher 1999 taxable income in Puerto Rico and other jurisdictions taxed at rates lower than the U.S. Federal statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, cash provided by operating activities totaled $50,857,000 compared to cash provided by operations of $1,174,000 in 1998. Operating cash flows reflect the Company's net income of $80,274,000 and net noncash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $56,418,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $85,835,000. The working capital increases principally consist of a $28,365,000 decrease in trade accounts payable resulting from the timing of payments to certain vendors, and a $38,770,000 increase in accounts receivable, mainly resulting from increased

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

royalties receivable under the Company's license agreement with Schering-Plough. In addition, inventories increased $14,975,000 as the Company has assumed distribution of recently-acquired products.

Cash used in investing activities was $40,828,000 for the nine months ended September 30, 1999 compared to $145,423,000 for the same period of 1998. In 1999, the Company made capital expenditures of $32,661,000, principally representing the continuation of its plant expansion efforts and investment in information systems. In addition, the Company used cash of $8,960,000 (net of cash acquired of $469,000) for the acquisition of a chain of 88 pharmacies in Russia and the purchase of a pharmaceutical distributor in Hungary. These amounts were partially offset by proceeds from the sale of assets, and other items. In 1998, net cash used in investing activities principally consisted of payments for acquisitions totaling $69,411,000, capital expenditures of $84,908,000, and a $15,000,000 increase in restricted cash, which was partially offset by proceeds from the sale of marketable securities of $22,958,000 and proceeds from sales of other assets of $938,000.

Net cash provided by financing activities totaled $65,446,000 for the nine months ended September 30, 1999. Proceeds from long-term borrowings totaled $144,574,000, including net proceeds of $117,624,000 from a private placement of $125,000,000 principal amount of its 8-3/4% Senior Notes due 2008, which the Company completed in July 1999. Other sources of cash included $27,000,000 from the sale to Schering-Plough of 1,141,498 shares of its common stock (as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995) and proceeds from the exercise of employee stock options of $11,849,000. The Company used cash (including a portion of the proceeds of the 8-3/4% Senior Notes) for principal payments of $87,477,000 on long-term debt and for a net $9,410,000 reduction of short-term borrowings. Cash was also used for the payment of dividends on common stock of $15,540,000 and the repurchase of 223,967 shares of common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998. During the nine months ended September 30, 1998, cash provided by financing activities of $192,946,000 principally consisted of proceeds from long-term borrowings of $215,573,000. Other sources of funds included $4,299,000 from the issuance of common stock, proceeds of $6,707,000 from the exercise of employee stock options, and a net increase in short-term borrowings of $1,188,000. These amount were partially offset by principal payments on long-term debt of $22,192,000 and dividend payments of $12,629,000.

The Company's principal sources of liquidity are its existing cash and cash equivalents and cash provided by operations. Cash and cash equivalents at September 30, 1999 totaled $180,264,000 compared to $104,921,000 at December 31, 1998. Working capital at September 30, 1999 was $419,729,000, compared to $236,994,000 at December 31, 1998. The $182,735,000 increase in working capital is primarily due to cash and working capital generated by operating activities during the nine months ended September 30, 1999. Certain of the Company's lines of credit and long term borrowings include covenants restricting payment of dividends, issuance of new indebtedness and repurchase of the Company's common stock, and requiring the maintenance of certain financial ratios.

The current economic environment in Russia continues to affect the Company's operating cash flows in Russia and Eastern Europe, as its Russian customers continue to experience liquidity problems. The Company may need to invest additional working capital in Eastern Europe (including Russia) to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require significant funds through the year 2000. However, there can be no assurance that any such acquisitions will be consummated. In March 1999, the Company repurchased an additional 223,967 shares of its common stock for $5,550,000, completing the first part of its stock repurchase program. Under the terms of the indentures related to the Company's Senior Notes, the Company is not currently permitted to repurchase additional shares of its common stock.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements in the near term and to fund anticipated acquisitions and capital expenditures. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect the Company's future collections experience. As of September 30, 1999, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance.

FOREIGN OPERATIONS

Approximately 64% and 78% of the Company's revenues for the nine months ended September 30, 1999 and 1998, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

The Russian political and economic situation continues to be unstable. The recent turmoil in the Russian government may delay or prevent further financial assistance from the International Monetary Fund or the World Bank and the greater uncertainty in the Russian political and economic situation may contribute to further declines in the value of the ruble. The Russian government has recently instituted a process for establishing prices for pharmaceutical products which may lead to price controls in the Russian market in the future. Currently, this process requires the Company to register the prices for certain of its products included on the government's list of "products important for health." The next procedure for registration includes the negotiation and approval of such prices between the Company and the relevant state bodies. The Company is currently working with all relevant state bodies to approve its prices and the Company is not presently able to determine the effect, if any, that this process may have on its results of operations. However, such developments could have a material adverse effect on the Company's results of operations in Russia.

The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience liquidity problems as monetary policy has limited the money supply, and Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which may lead to a number of business failures in the region.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's collections on accounts receivable in Eastern Europe (including Russia) have been adversely affected by the Russian economic situation. Prior to the August 1998 devaluation of the Russian ruble, the Company had favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances, and discounts for cash sales. The adoption of these more restrictive credit policies has contributed to the decline in sales in Russia for the nine months ended September 30, 1999 compared with the same period of 1998.

ICN Russia operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Russian ruble. During the three year period ended December 31, 1998, the cumulative rate of inflation in Russia was approximately 180%. All foreign exchange gains and losses arising from foreign currency transactions and translation are included in income. As of September 30, 1999, ICN Russia had a net monetary asset position of approximately $10,996,000 which would be subject to foreign exchange loss if a further decline in the value of the ruble in relation to the dollar were to occur. Due to the extremely large fluctuation in the ruble exchange rate, the ultimate amount of any future foreign exchange loss the Company may incur cannot presently be determined and such loss may have a material adverse effect on the Company's financial position and results of operations. The Company's management continues to work to reduce its net monetary exposure, including the tightening of credit policies and increased accounts receivable collection efforts including, in some cases, discounts for early payment from customers. However, there can be no assurance that such efforts will be successful.

The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available. At September 30, 1999, the Company and its subsidiaries are also subject to foreign currency risk on its foreign-denominated debt of approximately $1,684,000, principally U.S. dollar-denominated obligations of the Company's subsidiary in the Czech Republic.

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

The Company is pursuing an action plan to be Year 2000 compliant in all locations by December 1999. The Company does not have significant reliance on custom, internally generated software; the Company principally uses third party software that is, in most cases, already Year 2000 compliant. The Company has completed an assessment of its worldwide information systems and has determined that it will be required to perform some modification or replacement of software so that all systems will properly utilize dates beyond December 31, 1999. The Company has spent approximately $8,200,000 to upgrade its information systems to be Year 2000 compliant, and currently considers its information systems to be 99% Year 2000 compliant. The Company recently completed conversions to Year 2000-compliant software at its facilities in Russia, Hungary, the Czech Republic, Poland, Puerto Rico and Mexico.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The remaining projects that must be completed for full Year 2000 compliance are upgrades to certain automated manufacturing equipment containing embedded microprocessors at the Company's plants in Hungary, Mexico, and Puerto Rico. The estimated additional cost to complete the conversion to full Year 2000 compliance is estimated to be approximately $100,000 which will be spent in 1999 and funded with cash from operations. There can be no assurance that the conversion will be completed within internal or external deadlines.

The Company's operations may also be impacted in the event that computer disruption is encountered by third parties with whom the Company conducts significant business. These third parties include suppliers and service providers on whom the Company relies, and the wholesalers, distributors, health care providers, and others from whom the Company derives its revenues. The Company has identified the most critical of these third parties and has communicated with these third parties concerning their state of readiness. However, the Company can provide no assurance that these third parties will not experience business disruption. If a number of these third parties experience business disruption due to a Year 2000 computer problem, the Company's results of operations and cash flows could be materially adversely affected.

The Company has evaluated the need for contingency plans to address potential business disruptions at these third parties. Contingency planning may include establishing secondary sources of supply and manufacturing, modifying production schedules, and maintaining backup lines of communications with our customers. Should the Company determine that important third parties may experience business interruption, appropriate contingency plans will be implemented. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions among these third parties.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

INTEREST RATE RISK: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes and its 9-1/4% Senior Notes). The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's pretax earnings for the nine months ended September 30, 1999 and 1998. However, such a change would reduce the fair market value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $26,300,000 as of September 30, 1999.

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

See Note 7 of Notes to Consolidated Condensed Financial Statements

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on September 22, 1999 in New York, New York.

                                                                                 Withheld/
                                                      For          Against      Abstentions
                                                   ----------    -----------    -----------
Election of Directors:
    Norman Barker, Jr.                             53,933,911                    8,500,329
    David H. Batchelder                            60,544,420                    1,889,829
    Birch E. Bayh, Jr., Esq.                       53,452,287                    8,981,953
    Alan F. Charles                                57,325,401                    5,108,839
    Adam Jerney                                    57,993,966                    4,440,274
    Stephen D. Moses                               57,368,821                    5,065,419

Stockholder proposal to amend the Company's
   bylaws to provide for a mandatory retirement
   policy for directors of the Company             17,310,397    24,475,525      1,129,565


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     --------
        10.1 Indenture, dated as of August 20, 1998, by and among ICN and United States Trust Company of New York, relating to the Company's 8-3/4% Senior Notes due 2008, previously filed as
               Exhibit 4.2 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.

        15.1   Review Report of Independent Accountants

        15.2   Awareness Letter of Independent Accountants

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K.

        Form 8-K dated July 7, 1999, reporting the Company's proposed offering of an additional $100 million of its 8-3/4% Senior Notes due 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ICN PHARMACEUTICALS, INC.
                                            Registrant


Date:  November 15, 1999                    /s/   Milan Panic
                                            ------------------------------------
                                            Milan Panic
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  November 15, 1999                    /s/   John E. Giordani
                                            ------------------------------------
                                            John E. Giordani
                                            Executive Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
-------
  15.1     Review Report of Independent Accountants

  15.2     Awareness Letter of Independent Accountants

  27.1     Financial Data Schedule