Form 10-K
period 1999-12-31
ICN PHARMACEUTICALS INC
filed 2000-03-30
CIK 930184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1999.

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
       (INCLUDING ASSOCIATED PREFERRED
            STOCK PURCHASE RIGHTS)
         9 1/4% SENIOR NOTES DUE 2005                     NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on March 23, 2000, was approximately $2,069,069,000.

     The number of outstanding shares of the Registrant's common stock as of March 23, 2000 was 79,006,936.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in ICN Pharmaceuticals, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
PART I
1.   Business....................................................    3
2.   Properties..................................................   15
3.   Legal Proceedings...........................................   15
4.   Submission of Matters to a Vote of Security Holders.........   15

PART II
5.   Market for Registrant's Common Equity and Related
     Stockholder Matters.........................................   16
6.   Selected Financial Data.....................................   17
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   19
7A.  Quantitative and Qualitative Disclosures About Market
     Risk........................................................   30
8.   Financial Statements and Supplementary Data.................   33
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   61

PART III
10.  Directors and Executive Officers of the Registrant..........   61
11.  Executive Compensation......................................   61
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   61
13.  Certain Relationships and Related Transactions..............   61

PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.........................................................   62

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     ICN Pharmaceuticals, Inc. (the "Company") is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products. In 1999, the Company had revenues of $747.4 million and net income of $118.6 million. Based on the closing price of the Company's common stock on the New York Stock Exchange on March 23, 2000, the Company has an equity market capitalization of approximately $2.1 billion.

     The Company distributes and sells a broad range of prescription (or "ethical") and over-the-counter ("OTC") pharmaceutical and nutritional products in over 90 countries. These pharmaceutical products treat viral and bacterial infections, diseases of the skin, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders.

     The Company pursues a strategy of international expansion which includes:
(i) the acquisition of high margin products that complement existing product lines and can be introduced into additional markets to meet the specific needs of those markets; (ii) the creation of a pipeline of new products through internal research and development, as well as strategic partnerships and licensing arrangements; and (iii) the consolidation of the Company's leadership position in Central and Eastern Europe, including Russia. In executing this strategy, the Company believes that it is uniquely positioned to continue to exploit its basic competitive advantages: (i) large enough economies of scale in its global distribution network not enjoyed by smaller pharmaceutical companies that provide opportunities to develop and register multi-regional products; and
(ii) small enough economies of scale in much of its manufacturing and production facilities and its local and regional sales and marketing groups that provide for higher profitability on the Company's smaller, niche products that cannot be achieved by the larger pharmaceutical companies.

     The Company operates in two principal business areas: the pharmaceutical business which comprises approximately 92% of the Company's total revenue, and the biomedical business which makes up the remainder. The Company's pharmaceutical business operates as five regional businesses: North America, Latin America, Western and Central Europe (including Poland, Hungary and Czech Republic), Eastern Europe, and Asia, Africa and Australia (AAA). The Company's biomedical business operates in three primary areas: research chemicals, dosimetry and diagnostic equipment. The regional businesses are each comprised of a number of local operating subsidiaries most of which are owned directly or indirectly through the Company's principal operating company in the United States.

     While most of the Company's businesses operate as part of an integrated strategy, each region utilizes knowledge of the local markets to enhance the overall performance of the Company. For example, the Company operates six pharmaceutical companies throughout Eastern Europe and, as measured by sales, the Company believes it is one of the largest pharmaceutical companies in Eastern Europe. Long term, the Company believes that as the standard of living (disposable income as a percentage of GNP) rises, the rate of spending on health care will increase. The Company also believes it will benefit from the future growth of the Russian market over the next decade.

ACQUISITIONS

     The Company, as a fundamental aspect of its growth strategy, actively pursues acquisitions throughout its regions of operations. Currently, the Company has operations in twelve of the top fifteen pharmaceutical markets, as measured by sales. Over the past three years, the Company has acquired a variety of products, some of which are counted as the Company's largest products, and a number of companies around the world. The following is a summary of the Company's acquisitions.

     Effective September 1, 1999, the Company acquired a chain of 88 retail outlets in Moscow and St. Petersburg, Russia, for $7.6 million. The purchase complements the Company's plan to vertically integrate the

Russian market and provides the Company with the ability to effectively implement one element of its distribution strategy.

     Effective January 1, 1999, the Company acquired 97% of Fuzio-Pharma Rt., a Hungarian distributor of pharmaceutical products with both wholesale distribution and retail pharmacy operations, for approximately $2.2 million.

     Effective October 1, 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann-La Roche Ltd. ("Roche"). The products include Dalmane(R)/ Dalmadorm(R), a sleep disorder drug; Fluorouracil(R), an oncology product; Librax(R), a treatment for gastrointestinal disorders; and Mogadon(R), a sleep disorder drug also used to treat epilepsy. The aggregate purchase price for the products was $178.8 million, paid in a combination of $89.4 million cash and 2,883,871 shares of the Company's common stock, valued at $89.4 million. Under the terms of the Company's agreement with Roche, the Company has guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. If Roche sells any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. If the market price of the Company's common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock. As of December 31, 1999, the Company's guarantee has been reduced to 500,000 shares from the 2,883,871 shares originally issued to Roche. See Note 11 of Notes to Consolidated Financial Statements.

     In October 1998, the Company entered into agreements with Senetek plc under which it obtained rights to market certain products, including worldwide rights to market Kinetin(R) (marketed by the Company as Kinerase(R)), a skin cream to inhibit signs of aging, through physicians and pharmacies. In 1998, the Company launched the product and is marketing it through its existing operations.

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

     In March 1998, the Company acquired the global rights to a portfolio of 32 dermatology products from Laboratorio Pablo Cassara, an Argentine-based pharmaceutical manufacturer, for $22.5 million cash. The Company markets these products through its subsidiary, ICN Argentina.

     In February 1998, the Company acquired from SmithKline Beecham plc ("SKB") the Asian, African and Australian rights to 39 prescription and OTC pharmaceutical products. The Company received the product rights in exchange for $45.5 million, of which $22.5 million was paid in cash and the balance in 821 shares of the Company's Series D Convertible Preferred Stock. Each share of the Series D Convertible Preferred Stock was initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to certain antidilution adjustments. The Company agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during the guarantee period ending in December 1999 and the then market value of the unsold SKB Shares did not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). In December 1999, the Company satisfied its obligation to SKB by repurchasing the 821 shares of Series D Convertible Preferred Stock for $28.3 million in cash.

     In 1997, the Company acquired the rights to 11 products from Roche for $183.2 million in common stock. The products include Librium(R) (tranquilizer), Efudix(R) /Efudex(R) (topical anti-skin cancer), Glutril(R) (anti-diabetic), Alloferin(R) (anesthetic), Ancobon(R)/Ancotil(R) (antifungal), Limbitrol(R) (anti-depressant), Protamin(R) (heparin overdose), Levo-Dromoran(R) (pain management) and Mestinon(R)/Prostigmin(R)/Tensilon(R)(myasthenia gravis). A state-of-the-art manufacturing facility in Humacao, Puerto Rico was also purchased from Roche in a separate transaction for $55 million in cash.

ROYALTY AGREEMENT AND REVENUES

     In 1995, the Company entered into an Exclusive License and Supply Agreement ("License Agreement") with Schering-Plough Corporation ("Schering-Plough") whereby Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). The License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole(R). Schering-Plough currently has exclusive worldwide marketing rights for oral forms of ribavirin for hepatitis C and is responsible for all clinical development and regulatory activities. In 1998, the Company sold to Schering-Plough its rights to co-market oral ribavirin for the treatment of hepatitis C in the European Union in exchange for increased royalty rates on sales of ribavirin worldwide. As part of the original agreement, Schering-Plough was required to purchase $42 million of the Company's common stock. In 1999, after certain regulatory milestones were achieved, Schering-Plough purchased 2,041,498 shares of the Company's common stock fulfilling its obligation.

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

     In May 1999, the Company was informed that the European Union's ("EU") Commission of the European Communities had granted marketing authorization to Schering-Plough to market Rebetol(R) (ribavirin) capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R)A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetol(R) in Germany (in May 1999), in the United Kingdom (in July 1999), and in Italy (in October 1999). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

     Royalty revenues for 1999 were $108.9 million compared to $37.4 million for 1998. The 1999 royalty amount reflects increasing United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, inception of commercial sales in the EU, and an increase in compassionate use sales, primarily in Western Europe. The 1998 amounts include a one-time payment of $16.5 million received from Schering-Plough for past royalties and as reimbursement of expenses incurred by the Company in preparation for the launch of ribavirin capsules in the EU.

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

     Besides the use of ribavirin in Combination Therapy, the Company markets ribavirin under its own trademark Virazole(R) for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus ("RSV"). In the United States and Europe, Virazole(R) is approved for use in hospitalized infants and children with severe lower respiratory infections due to RSV.

     In addition to its pharmaceutical operations, the Company also develops, manufactures and sells, through its wholly-owned subsidiary, ICN Biomedicals ("Biomedicals"), a broad range of research products and related services, immunodiagnostic reagents and radiation monitoring services. The Company markets these products internationally to major scientific, academic, health care and governmental institutions through catalog and direct mail marketing programs. Biomedicals accounted for approximately 8% of the Company's total 1999 revenues.

EASTERN EUROPEAN DEVELOPMENTS

     The Company's operations in Eastern Europe were adversely affected by recent economic and political developments in the region, including the Yugoslavian government's seizure of the Company's Yugoslavian operations.

  YUGOSLAVIA

     On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company's 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company's equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on a unilaterally imposed recalculation of the Company's original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. Since the change of control, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia and deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998. Accordingly, the Company recorded a charge of $235.3 million in the fourth quarter of 1998. This charge reduces the carrying value of the Company's investment in ICN Yugoslavia to its fair value, currently estimated to be zero.

     Prior to the seizure, ICN Yugoslavia's operations were adversely affected by the April 1998 devaluation of the dinar, which resulted in foreign exchange losses of $23.9 million for the year. ICN Yugoslavia's domestic sales were adversely affected by the Company's suspension of sales to the Yugoslavian government. In addition, ICN Yugoslavia's export sales for the second half of 1998 were adversely affected by the Russian economic crisis. In the second and third quarters of 1998, the Yugoslavian government defaulted on its obligations to the Company on $176.2 million of accounts and notes receivable. As a result of the government's default, the Company recorded a $173.4 million charge against earnings at ICN Yugoslavia in the second quarter of 1998. The charge is included in Eastern European charges ($165.6 million), cost of product sales ($3.7 million) and interest income ($4.1 million) in the consolidated statements of income. The charge consists of a $151.2 million reserve for losses on notes receivable (including accrued interest), reserves of $7.8 million for losses on accounts receivable from government-sponsored entities, and a $14.4 million write-down of the value of certain related investments and assets.

     The Company has commenced litigation in the United States District Court of the District of Columbia against the government of Yugoslavia and related agencies to recover damages and obtain injunctive relief. In addition, the government of Yugoslavia, through a related agency, filed an arbitration proceeding against the Company before the International Chamber of Commerce for damages related to the Company's acquisition of majority control of ICN Yugoslavia. The resolution of these matters may affect the status of certain compounds, which were contributed to ICN Yugoslavia by the Company, in accordance with the agreement, which led to the formation of ICN Yugoslavia. See
Item 1 "Business -- Research and Development."

PRODUCTS

     During 1999, the ten pharmaceutical products generating the greatest sales volume for the Company represented approximately 34% of worldwide pharmaceutical sales. The following table summarizes the Company's top ten pharmaceutical products based on sales in 1999:

                                                                                           1999         % OF
                                                                     THERAPEUTIC          PRODUCT      PRODUCT
      PRODUCT                       GENERIC NAME                 CATEGORY/INDICATION       SALES        SALES
      -------                       ------------                 -------------------   -------------   -------
                                                                                       (IN MILLIONS)
Efudex(R)/Efudix(R)   fluorouracil                               Citostatic/Actinic       $ 39.2           7%
                                                                 Keratosis
Mestinon(R)           pyridostigmine bromide                     Anticholinesterase/        38.3           7
                                                                 myasthenia gravis
Librax(R)             chlordiazepoxide HCl clidinium bromide     Antispasmotic              27.7           5
Bedoyecta(R)          Vitamin B complex                          Vitamin supplement         19.7           3
Dalmane(R)/           flurazepam                                 Sedative/sleep
Dalmadorm(R)          dihydrochloride                            disorders                  14.3           2
Fluorouracil          fluorouracil                               Oncology                   12.9           2
  injectible
Oxsoralen(R)/         methoxsalen                                Antipsoriatic              12.0           2
  Oxsoralen
Ultra(R)
Librium(R)            chlordiazepoxide HCl                       Tranquilizer               11.5           2
Limbitrol(R)          chlordiazepoxide HCl amitriptyline HCl     Antidepressant             10.5           2
Kinerase(R)           N(6) -- furfuryladenine 0.1%               Dermatological             10.1           2
                                                                                          ------         ---
Sub-total                                                                                  196.2          34
All others                                                                                 381.1          66
                                                                                          ------         ---
          Total pharmaceutical product sales, excluding royalty revenue                   $577.3         100%
                                                                                          ======         ===

  ANTIVIRALS

     The Company sells its antiviral drug, ribavirin, under the tradename Virazole(R) in North America and most European countries. Ribavirin is sold as Vilona(R) and Virazide(R) in Latin America and Virazide(R) in Spain. Reference to the sale of Virazole(R) includes sales made under the trademarks Vilona(R) and Virazide(R). Ribavirin accounted for approximately 1%, 1% and 3% of the Company's net product sales for the years ended December 31, 1999, 1998 and 1997, respectively. Ribavirin is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles, chicken pox and HIV. In the United States and Canada, Virazole(R) has been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory infections caused by RSV. In treating RSV, the drug is administered by a small particle aerosolized generator, a system that permits direct delivery of ribavirin to the site of the infection. Similar approvals for ribavirin for use in the treatment of RSV have been granted by governmental authorities in 22 other countries.

  ANTIBACTERIALS

     The Company sells antibacterial products which accounted for approximately 10%, 10% and 14% of the Company's net product sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     The major products in this group include Ancobon(R)/Ancotil(R), Anapenil(R) and Yectamicina(R). Ancobon(R)/Ancotil(R) is a systemic anti-fungal product that is used in the treatment of serious infections. Anapenil(R) is an antibiotic product that is used in the treatment of susceptible infections. Yectamicina(R) is a bactericidal aminoglycoside antibiotic that is used in the treatment of respiratory, urinary, gastrointestinal tract infections, sepsis, meningitis and bone infections due to Gram-negative and Gram-positive bacteria.

  OTHER ETHICALS

     The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. Other ethicals accounted for approximately 68%, 59% and 52% of net product sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     Dermatological products represent the Company's largest selling product line among its other ethical pharmaceutical products. Dermatological products include Efudex(R)/Efudix(R), Oxsoralen-Ultra(R), Kinerase(R), Solaquin(R), and Eldoquine(R), which are principally used for actinic keratosis, psoriasis, reducing wrinkles and other signs of aging and pigmentation disorders, hypopigmentation (the skin losing its color) and hyperpigmentation (the skin darker than normal). The Company's largest selling ethical product is Efudex(R)/Efudix(R), a topical anti-skin cancer product. Other products in this category include Mestinon(R), Librax(R), Bedoyecta(R), Dalmane(R)/Dalmadorm(R), Fluorouracil injectible, Librium(R), Limbitrol(R) and Kinerase(R).

  OTC PRODUCTS

     OTC products encompass a broad range of ancillary products, which are sold through the Company's existing distribution channels. OTC products accounted for approximately 11%, 22% and 22% of the Company's net product sales for the years ended December 31, 1999, 1998 and 1997, respectively.

  BIOMEDICAL PRODUCTS

     Research chemicals, diagnostic and other biomedical products accounted for approximately 10%, 8% and 9% of the Company's net product sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     Research Chemicals: The Company serves life science researchers throughout the world primarily through a catalog sales operation. The Company's catalog lists approximately 55,000 products which are used by medical and scientific researchers involved in molecular biology, cell biology, immunology and biochemistry, microbiology and other areas. A majority of these products are purchased from third party manufacturers and distributed by the Company. Products include biochemicals, immunobiologicals, radiochemicals, tissue culture products and organic, rare and fine chemicals.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are based upon the expertise accumulated in over 35 years of nucleic acids research focusing on the internal generation of novel molecules. The research and development function works closely with corporate marketing on a global and regional basis. In connection with this, the Company has entered into a number of licensing arrangements with other larger pharmaceutical companies, as well as strategic partnerships to develop its proprietary products. In addition, the Company develops innovative products targeted to address the specific needs of the Company's local markets. The Company currently has approximately 370 employees devoted to research and development activities.

  NEAR AND MEDIUM-TERM RESEARCH AND DEVELOPMENT

     The Company's near-term development pipeline includes the registration of a number of products in regional markets, including, but not limited to, Latin America and Central and Eastern Europe. This ongoing activity introduces both high quality generic and licensed proprietary products into under-served markets.

     The Company's medium-term research and development pipeline involves the preclinical and clinical evaluation of certain nucleoside compounds which have broad market attractiveness and which have shown promise for successful commercialization. These compounds include:

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

     Tiazole(TM) (tiazofurin): The Company has maintained an active research program centered on tiazofurin, which the Company is developing under the tradename Tiazole(TM). This product is a nucleoside analog demonstrated to cause inhibition of IMP-dehydrogenase, whose activity is elevated in a number of cancers. Studies of Tiazole(TM) by independent investigators indicate significant activity in myelogenous leukemia. The Company is in Phase II/III evaluation of Tiazole(TM) for use in the treatment of the late stages of chronic myelogenous leukemia with Blastic crisis. The Company is also evaluating Tiazole(TM) for the treatment of ovarian cancer.

     Adenazole(TM) (8-CI cAMP, ocladesine): This nucleoside analog has been shown to control cell growth and proliferation in certain cancers by selective interaction with intracellular regulatory molecules. Independent investigators in Italy and Scotland have conducted preliminary trials in humans that indicate utility of this compound. Based on these encouraging results, the Company has undertaken a formal development program designed to lead to registration in the United States for the treatment of colon cancer. Based on an initial meeting with the FDA in October 1998, the Company has filed an Investigational New Drug Application ("IND") with the FDA in the second half of 1999, with clinical evaluations beginning in 2000.

     The rights to the compounds Tiazole(TM) and Adenazole(TM) were among the assets which the Company contributed to ICN Yugoslavia, upon the formation of that joint venture in 1991. The resolution of the ongoing matter with the Yugoslavian government may affect the status of these compounds.

     Levovirin(TM): The pre-clinical studies have indicated that this nucleoside analog has the immunomodulatory regulatory activity of ribavirin (in enhancing the patients' immune response against viral infection), but without the direct antiviral effect and the toxicity of ribavirin. The immunomodulatory activity of ribavirin is believed to play an important role in its activity against hepatitis C virus infection in conjunction with interferon-alfa. Hence, it is possible that Levovirin(TM) may also have the same therapeutic efficacy as ribavirin but without the associated side-effects such as hemolysis which leads to dose reduction or discontinuation in approximately 15% of the patients. The Company expects to file an IND in the second half of 2000 and initiate a Phase I study prior to the end of 2000.

     Viramidine(TM): The pre-clinical studies have indicated that this nucleoside analog has the same pattern of immunomodulatory and antiviral activity as ribavirin but was found to have less side-effects compared to ribavirin in preliminary studies. The Company is conducting a number of preclinical studies, including virologic studies, mechanism of action studies, drug metabolism studies and ancillary pharmacology studies to evaluate the potential of this nucleoside analog. If the efficacy and toxicity profile are confirmed, this nucleoside analog may be another candidate for further development as an antiviral therapy.

  LONG-TERM RESEARCH AND DEVELOPMENT

     The Company's long-term research and development activities are focused on the identification and development of novel therapeutic and diagnostic agents for the treatment of viral diseases, cancer, immunologic dysfunction and diseases of the skin.

     The Company is engaged in two research areas that involve nucleic acids. One area is based on extending the library of nucleoside analogs through new synthesis and screening efforts. This is a proven approach which led to the identification of ribavirin by the Company and to other nucleoside therapeutics, in particular, antiviral and anticancer drugs, by other companies. The second area is the use of "antisense" oligonucleoside technology. This approach seeks to block the undesirable expression of genetic material in a highly selective way through the construction of short sequences of nucleosides, which uniquely bind and inactivate the disease-causing genetic material. Both of these approaches take advantage of the Company's knowledge base in nucleic acids.

     There can be no assurance of the results of any of the Company's research and development efforts or the ultimate commercial success of any of the products in development.

MARKETING AND CUSTOMERS

     The Company markets its pharmaceutical products in some of the most developed pharmaceutical markets, as well as many developing markets. The Company adjusts its marketing strategies according to the individual markets in which it operates. The Company believes its marketing strategy is distinguished by flexibility, allowing the Company to successfully market a wide array of pharmaceutical products within diverse regional markets, as well as certain drugs on a worldwide basis.

     The Company has a marketing and sales staff of approximately 2,800 persons who promote its pharmaceutical products. As part of its marketing program for pharmaceuticals, the Company uses direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia and sells through distributors in countries where it does not have its own sales staff.

     In the United States, the Company currently promotes its pharmaceutical products to physicians through its own sales force. These products are distributed to drug stores and hospitals through wholesalers. In Canada, the Company has its own sales force and promotes and sells directly to physicians, hospitals, wholesalers and large drug store chains. In Latin America, principally Mexico and Argentina, the Company promotes to physicians and distributes products either directly or indirectly to hospitals and pharmacies. The Company's Spanish and Dutch subsidiaries promote and sell pharmaceutical products through their own sales forces to physicians, hospitals, retail outlets, pharmacies and wholesalers. In other Western and Central European markets, particularly the United Kingdom and Germany, sales forces have recently been established and distribution methods are expanding to meet market demand as Company affiliates are formed. ICN Hungary, ICN Poland and ICN Czech Republic are continuing to build their marketing, sales, and distribution capabilities as these countries transition into the European Union common market.

     In Russia, the Company's sales and marketing organization is in various stages of development. Most of the domestic product line is sold through a network of distributors and their agents and accounts for approximately 90% of in-market sales. Products imported from other subsidiaries such as branded generics or proprietary drugs are promoted directly to physicians through the Company's own sales force. In addition, the Company utilizes its own network of distributors and wholesalers, as well as third party distributors and wholesalers, to market to pharmacies and hospitals. Additionally, in September 1999, the Company acquired a chain of 88 retail pharmacies in Moscow and St. Petersburg, Russia from an affiliate of Groupe Multipharma SC. The acquisition of these retail pharmacies provides the Company with the ability to effectively implement one element of its distribution strategy.

     The research chemical and diagnostic product lines are sold worldwide primarily through the Company's mail order catalogs. The Company's customer group for research products is principally composed of biomedical research institutions, such as universities, the National Institutes of Health, pharmaceutical companies and, to a lesser extent, hospitals.

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

MANUFACTURING

     The Company manufactures its pharmaceutical products at 19 facilities. At the Humacao, Puerto Rico plant, the Company has a toll manufacturing agreement with Roche to manufacture its products for its U.S. and European market. The Company also uses the Humacao plant to produce and distribute the Company's pharmaceutical products. The Company believes it has sufficient manufacturing facilities to meet its needs for the foreseeable future. All of the manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.

     In order to meet the demand for some of its markets, the Company subcontracts the manufacturing of some of its products, including products under the rights acquired from other pharmaceutical companies. Generally, acquired products continue to be produced for a specific period of time by the selling company. During that time, the Company integrates the products into its own manufacturing facilities or initiates toll manufacturing agreements with third parties. As a result of the acquisition of products from Roche, the Company is in the process of transferring technology that will allow the Company to assume the production of the acquired products. However, there can be no assurance that the Company will be successful in its efforts to manufacture such products or that such products will continue to be available from outside suppliers.

     Manufacturing of the Company's research chemical products is chiefly carried out in three domestic facilities and one foreign facility: Irvine, California (radiochemicals); Orangeburg, New York (diagnostic and immunobiologicals); Aurora, Ohio (biochemicals and immunobiologicals); and Eschwege, Germany (chromatography products).

EMPLOYEES

     As of December 31, 1999, the Company employed 14,266 persons. These employees included 9,003 in production, 2,824 persons in sales and marketing, 370 in research and development, and 2,069 in general and administrative matters. The majority of the Company's employees in Mexico, Spain, Poland and Hungary are covered by collective bargaining or similar agreements. Substantially all of the employees of ICN Russia, ICN Czech Republic and ICN Hungary are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppages, slowdown or other serious labor problems which have materially impeded its business operations.

LICENSES, PATENTS AND TRADEMARKS (PROPRIETARY RIGHTS)

     The Company may be dependent on the protection afforded by its patents relating to ribavirin and no assurance can be given as to the breadth or degree of protection which these patents will afford the Company. Also, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Waxman-Hatch Act) provides for the award of exclusivity for a period of three years from the date of approval of NDAs containing significant new clinical studies for products whose patent protection would otherwise expire. A request for such an award has been made subsequent to the approval of Combination Therapy for the treatment of relapsed patients. The FDA Modernization Act of 1997 provides for the award of six months of additional exclusivity following the submission to the FDA of data from appropriate studies in pediatric patients. Studies that qualify under this provision are planned. The Company has patents in certain foreign countries, including Japan, covering the antiviral use of ribavirin, for which coverage and expiration varies and which patents expire at various times through June 2005. The Company has no, or limited, patent rights relating to the antiviral use of ribavirin in certain foreign countries where ribavirin is currently, or in the future may be, approved for commercial sale, including countries in the European Union. However, Combination Therapy was granted a favorable review classification through the Concertation Procedure for regulatory approval within the European Union. As a result, the data submitted to obtain such approval cannot be referenced in support of another's application to register a competing product for the approved indications for a period of no less than six and not more than ten years. Any such application must be on the basis of independently generated data of substantially equal quality, thus providing a significant barrier to entry for any generic substitutes of Combination Therapy in the European Union.

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

     FDA approval must be obtained in the United States and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an Investigational New Drug Application with the FDA. In addition, there are three phases of human testing. Phase I: safety tests for human clinical experiments, generally in normal, healthy people; Phase II: expanded safety tests conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase III: greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of a NDA to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA could take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. No assurance can be given that authorization for commercial sale by the Company of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States and other regulatory agencies in other countries also periodically inspects manufacturing facilities.

     The Company is subject to price control restrictions on its pharmaceutical products in a majority of countries in which it operates. The Company has been affected in the past by pricing adjustments in Spain and by the lag in allowed price increases in Russia and Mexico, which has created lower sales in United States dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.

LITIGATION, GOVERNMENT INVESTIGATIONS AND OTHER MATTERS

     Litigation: See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's Litigation.

     Product Liability Insurance: The Company is currently self-insured with respect to product liability claims. The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the results of operations and cash flows.

FOREIGN OPERATIONS

     The Company operates directly and through distributors in North America, Latin America (principally Mexico), Western and Central Europe and Eastern Europe and through distributors elsewhere in the world. For financial information about domestic and foreign operations, see Note 13 of Notes to Consolidated Financial Statements.

     Approximately 64%, 76%, and 82% of the Company's revenues for the years ended December 31, 1999, 1998, and 1997 were generated from operations outside the U.S. Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental action. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging program is available.

     Russia continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the ruble continues to devalue, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     Since August 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 20.7 rubles to $1 at December 31, 1998 and has further declined to a rate of 27.5 rubles to $1 at December 31, 1999. As a result of these declines in the ruble exchange rate, the Company recorded translation and exchange losses of $6.7 million and $53.8 million related to its Russian operations during 1999 and 1998, respectively.

     The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience liquidity problems as monetary policies have limited the money supply, and

Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which has lead to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have affected, and may continue to adversely affect, sales and gross margins in the Company's Russian operations. As a result of the Russian economic situation, the Company recorded a charge in 1998 of $42.3 million among several of its operating segments, which is included in Eastern European charges ($39.9 million) and cost of product sales ($2.4 million) in the consolidated statements of income. The charge consists of reserves of $37.9 million for losses on accounts receivable, the write-off of certain investments of $2.0 million, and a reduction in the value of certain inventories of $2.4 million.

ITEM 2. PROPERTIES

     The following are the principal facilities of the Company and its subsidiaries:

                                                                      OWNED OR   SQUARE
         LOCATION                            PURPOSE                   LEASED    FOOTAGE
         --------                            -------                  --------   -------
NORTH AMERICA
Costa Mesa, California       Corporate headquarters and                 Owned    178,000
                             administrative offices
Orangeburg, New York         Manufacturing facility                     Owned    100,000
Aurora, Ohio                 Offices, manufacturing and repackaging    Leased     75,850
                             facility
Humacao, Puerto Rico         Offices and manufacturing facility         Owned    397,000
Montreal, Canada             Offices and manufacturing facility         Owned     93,519
LATIN AMERICA
Mexico City, Mexico          Offices and manufacturing facility         Owned    189,581
WESTERN AND CENTRAL EUROPE
Eschwege, Germany            Offices and manufacturing facility         Owned     28,632
Zoetermeer, The Netherlands  Offices and manufacturing facility         Owned     23,430
Barcelona, Spain             Offices and manufacturing facility         Owned     93,991
Basingstoke, United Kingdom  Administrative and sales offices          Leased     10,700
Prague, Czech Republic       Offices and manufacturing facility         Owned    262,032
Budapest, Hungary            Offices and warehouse                      Owned     22,099
Tiszavasvari, Hungary        Offices and manufacturing facility         Owned    559,465
Rzeszow, Poland              Offices and manufacturing facility         Owned    472,133
EASTERN EUROPE
Chelyabinsk, Russia          Offices and manufacturing facility         Owned    329,405
Kursk, Russia                Offices and manufacturing facility         Owned     65,515
Moscow, Russia               Eastern European headquarters              Owned    102,400
St. Petersburg, Russia       Offices and manufacturing facility         Owned    350,033
Tomsk, Russia                Offices and manufacturing facility         Owned    301,680
Yoshkar-Ola, Russia          Offices and manufacturing facility         Owned    737,802
ASIA, AFRICA, AUSTRALIA
Wuxi, China                  Offices and manufacturing facility         Owned    327,072

     In the opinion of the Company's management, all facilities occupied by the Company are adequate for present requirements, and the Company's current equipment is considered to be in good condition and suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

     See Note 12 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant did not submit any matters to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (Symbol: ICN). As of March 23, 2000, there were 8,476 holders of record of the Company's common stock.

     The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange -- Composite Transactions reporting system. The prices set forth below have been retroactively adjusted for the effect of the three-for-two stock split (in the form of a dividend) which became effective on March 16, 1998.

                                                   1999               1998
                                               -------------      -------------
               FISCAL QUARTERS                 HIGH      LOW      HIGH      LOW
               ---------------                 ----      ---      ----      ---
First........................................   27 5/8    20 1/8   51 5/8    25 15/16
Second.......................................   36 3/8    24 1/4   52 1/4    40 1/16
Third........................................   33 5/16   16 9/16  47 7/8    13 13/16
Fourth.......................................   27        16 5/8   27 3/8    13 7/8

     In January 1998, the Company increased its quarterly per share cash dividend to 6 cents per share. In March 1999, the Board of Directors increased the quarterly per share dividend to 7 cents from 6 cents per share.

     The Board of Directors will continue to review the Company's dividend policy. The amount and timing of any future dividends will depend upon the financial condition and profitability of the Company, the need to retain earnings for use in the development of the Company's business, contractual restrictions and other factors.

     During 1998 and 1999, the Company repurchased through open-market purchases an aggregate of 814,167 shares of its common stock under the Company's Stock Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the five years ended December 31, 1999. The Company's selected historical financial data for each of the years in the five-year period ended December 31, 1999 were derived from the audited consolidated financial statements of the Company. The trends in the Company's revenues and net income (loss) are affected by several business combinations completed in fiscal years 1995 through 1999. The Company's results of operations for the years from 1995 to 1998 include the results of the Company's former subsidiary, ICN Yugoslavia prior to the seizure by the Yugoslavian government effective November 26, 1998. For 1998, ICN Yugoslavia generated revenues of $141,740,000 and a loss from operations of ($140,419,000). The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1999       1998        1997       1996       1995
                                             --------   ---------   --------   --------   --------
                                                                (IN THOUSANDS)
STATEMENTS OF OPERATIONS:
Product sales..............................  $638,475   $ 800,639   $752,202   $614,080   $507,905
Royalties..................................   108,937      37,425         --         --         --
                                             --------   ---------   --------   --------   --------
Total revenues.............................   747,412     838,064    752,202    614,080    507,905
Cost of product sales......................   256,146     353,600    351,978    291,807    206,049
Selling, general and administrative........   252,207     291,776    249,206    190,929    188,964
Amortization of goodwill and intangibles...    29,239      20,601      7,028      1,512      2,495
Research and development...................    10,963      20,835     18,692     15,719     17,231
Eastern European charges(1)................        --     440,820         --         --         --
                                             --------   ---------   --------   --------   --------
Income (loss) from operations(1)...........   198,857    (289,568)   125,298    114,113     93,166
Translation and exchange (gains) losses,
  net......................................    11,823      80,501     12,790      2,282     (9,484)
Interest income............................    (8,894)    (13,057)   (15,912)    (3,001)    (6,488)
Interest expense...........................    55,943      38,069     22,849     15,780     22,889
                                             --------   ---------   --------   --------   --------
Income (loss) before income taxes and
  minority interest........................   139,985    (395,081)   105,571     99,052     86,249
Provision (benefit) for income taxes.......    28,996       1,983    (27,736)    (6,815)     2,997
Minority interest..........................    (7,637)    (44,990)    19,383     18,939     15,915
                                             --------   ---------   --------   --------   --------
Net income (loss)(1).......................  $118,626   $(352,074)  $113,924   $ 86,928   $ 67,337
                                             ========   =========   ========   ========   ========
Per share information:
  Net income (loss) -- basic...............  $   1.52   $   (4.78)  $   1.93   $   1.75   $   1.51
                                             ========   =========   ========   ========   ========
  Net income (loss) -- diluted.............  $   1.45   $   (4.78)  $   1.69   $   1.51   $   1.44
                                             ========   =========   ========   ========   ========
Cash dividends paid(2).....................  $    .28   $     .24   $    .21   $    .20   $    .19
                                             ========   =========   ========   ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1999         1998         1997        1996       1995
                                          ----------   ----------   ----------   --------   --------
BALANCE SHEET DATA:
Working capital(1)......................  $  424,108   $  236,994   $  585,606   $306,764   $190,802
Total assets(1).........................   1,472,261    1,356,396    1,491,745    778,651    518,298
Total debt..............................     606,035      556,489      348,206    195,681    166,269
Stockholders' equity(1).................     683,572      586,164      796,328    315,350    162,172

               See accompanying Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA:

(1) As a result of political and economic events in Eastern Europe, including the Yugoslavian government's seizure of the Company's Yugoslavian operations effective November 26, 1998, the Company has recorded provisions for losses related to Eastern Europe totaling $451,019,000 in the year ended December 31, 1998. Of this total amount, $440,820,000 is included in operating expenses, representing the write-off of the Company's investment in Yugoslavia and related assets ($235,290,000), provisions for losses on accounts and notes receivable (including accounts and notes receivable from the Yugoslavian government) ($203,519,000), and the write-off of certain investments ($2,011,000). The losses related to Eastern Europe also include reductions in the value of certain inventories ($6,072,000) included in cost of product sales and a charge against interest income ($4,127,000). As a result of the seizure of the Company's Yugoslavian operations, the Company deconsolidated the financial statements of ICN Yugoslavia and is currently accounting for its ongoing investments using the cost method. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations."

(2) Dividends paid for 1999, 1998 and 1996 include the fourth quarter distributions declared and paid in the first quarter of the following year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. The Company decided to manage its Central European businesses from the Western European headquarters, in anticipation of the entry of Poland, Hungary and the Czech Republic into the European Union. As a result, the Company integrated ICN Hungary, ICN Czech Republic and ICN Poland into the Western and Central Europe segment. Therefore, the financial results of these entities are included in the Western and Central Europe segment for all segment presentations in this Form 10-K. For additional financial information by business segment, see Note 13 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

                                                         REVENUE
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
REVENUES:
  Pharmaceuticals
     North America.........................  $254,694    $182,778    $117,355
     Western and Central Europe(1).........   185,417     154,346     118,010
     Latin America.........................   100,325      85,351      63,668
     Russia................................    91,648     163,691     134,688
     Yugoslavia............................        --     141,740     225,530
     Asia, Africa, Australia...............    54,131      48,649      22,036
                                             --------    --------    --------
          Total Pharmaceuticals............   686,215     776,555     681,287
  Biomedicals..............................    61,197      61,509      70,915
                                             --------    --------    --------
          Total revenues...................  $747,412    $838,064    $752,202
                                             ========    ========    ========
  Product sales............................  $638,475    $800,639    $752,202
  Royalty revenues.........................   108,937      37,425          --
                                             --------    --------    --------
          Total revenues...................  $747,412    $838,064    $752,202
                                             ========    ========    ========
Cost of product sales......................  $256,146    $353,600     351,978
Gross profit margin on product sales.......        60%         56%         53%

---------------
(1) In 1999, the Western and Central Europe segment includes Czech Republic, Hungary and Poland, which were previously included in the Other Eastern Europe segment. All amounts for 1998 and 1997 have been restated to conform with the current year presentation.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

     Revenues: The decrease in revenues for the Company's Pharmaceutical segments of $90,340,000 (or 12%) for 1999 reflects the impact of the loss of the Yugoslavian operations ($141,740,000 in 1998) and the decrease in revenues of $72,043,000 in Russia, which was adversely impacted by the Russian economic situation. The decrease was partially offset by the increase in royalty revenues of $71,512,000 and the increase in product sales from acquisitions in 1999 and 1998 of $80,528,000.

     In the North America Pharmaceuticals segment, revenues were $254,694,000 for 1999, compared to $182,778,000 for 1998, an increase of $71,916,000 (or
39%). Revenues for 1999 reflect a $71,460,000 increase in royalty revenues from sales of Rebetol(R) (ribavirin) by Schering-Plough Corporation ("Schering-Plough") and the increase in sales of $12,993,000, resulting from the product acquisition from F. Hoffman-La Roche Ltd. ("Roche") in October 1998. In addition, product sales of Kinerase(R), which the Company introduced in March 1999, generated sales of $10,062,000. The increase was partially offset by a decrease of $11,327,000 in sales of the products obtained from Roche in 1997, as a result of the Company's effort to manage inventory at the distributors. In addition, the decrease reflects a decline in units and revenues primarily from Virazole(R) and the Company's Bleach product line.

     Royalty revenues represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy. Rebetron(TM) combines Rebetol(R) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection, for the treatment of HCV in patients with compensated liver disease. In May 1999, the European Union's ("EU") Commission of the European Communities granted marketing authorization to Schering-Plough to market Rebetol(R) (ribavirin) Capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R)A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetol(R) in Germany (May 1999), the United Kingdom (July 1999), and in Italy (October 1999). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

     Royalty revenues for 1999 were $108,937,000 compared to $37,425,000 for 1998. The 1999 royalty amount reflects increasing United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, inception of commercial sales in the European Union and an increase in compassionate use sales, primarily in Western Europe. Royalty revenues for 1998 also include a one-time payment of $16,500,000 which the Company received from Schering-Plough for the sale to Schering-Plough of the additional marketing rights in the European Union, in settlement of past royalties, and as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union.

     In the Western and Central Europe Pharmaceuticals segment, revenues for 1999 were $185,417,000 compared to $154,346,000 for 1998. The increase of
$31,071,000 (or 20%) is primarily due to the Company's acquisition of the rights to certain products from Roche in October 1998, which generated additional sales of $18,625,000. In addition, $8,368,000 of the sales increase resulted from the inclusion of the full year results of ICN Czech Republic, which was acquired in June 1998.

     In the Latin America Pharmaceuticals segment, revenues were $100,325,000 for 1999 as compared to $85,351,000 for 1998, an increase of $14,974,000 (or 18%). The increase is primarily due to the product acquisitions in 1998 as well as continued growth in the base business. The acquisitions included products acquired from Roche in October 1998 and a portfolio of 32 dermatology products acquired from Laboratorio Pablo Cassara ("Cassara") effective March 1, 1998. The acquired products generated additional sales of $8,167,000 over the 1998 period.

     In the Russia Pharmaceuticals segment, revenues for 1999 were $91,648,000 compared with $163,691,000 for 1998, a decrease of $72,043,000 (or 44%). The
Company's Russian operations continue to be impacted by the Russian economic situation, which the Company believes has affected the liquidity and purchasing power of many of its Russian customers. In addition, the 77% decline in the value of the Russian ruble in relation to the United States dollar since June 1998 has reduced the dollar amount of the Company's Russian revenues. The Company has partially offset the effect of the exchange rate changes through price increases and improvement in its product mix.

     In the Asia, Africa and Australia Pharmaceuticals segment, revenues for 1999 were $54,131,000 compared to $48,649,000 in 1998, an increase of $5,482,000
(or 11%). The increase is primarily related to sales of products acquired from Roche and SmithKline Beecham plc. ("SKB") in 1998, which generated additional sales of $10,125,000 in 1999. This increase was partially offset by order backlog resulting from temporary delays in shipments of certain products from contracted manufacturers and by lower revenues at Wuxi ICN Pharmaceuticals in China.

     In the Company's Biomedicals segment, revenues for 1999 were $61,197,000 compared to $61,509,000 in 1998, a decrease of $312,000. This decrease is primarily related to lower sales volume in the Company's diagnostic and radiochemical product lines, partially offset by increased revenues from radiation monitoring services.

     Gross Profit: Gross profit margin on product sales increased to 60% for 1999 compared to 56% for 1998. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche in 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. The Company's gross profit margin for 1999 was also improved by the loss of the Company's Yugoslavian operations, which achieved a 43% gross profit margin for 1998. Gross profit margins in the North America Pharmaceuticals segment were 85% for 1999 compared to 82% in 1998, reflecting the effect of the acquired products. In the Western and Central Europe Pharmaceuticals segment, the gross profit margins were 49% for 1999 compared to 53% for 1998. The decrease in margin over 1998 was the result of the decrease in gross profit margins in Hungary and Poland. The Company's operations in Hungary and Poland have reduced export sales to the Russian market, temporarily lowering operating efficiencies as the Company shifts its efforts toward European Union markets. The decrease in Western and Central Europe was partially offset by the effect of the acquired Roche products, which generally yield higher gross profit margins. The overall gross margins for the Company's Russia Pharmaceuticals segment were 36% for 1999 compared to 42% for 1998. In 1999, gross profit margins in the Company's Russian operations continue to be affected by the decline in sales volume resulting from the devaluation of the ruble. While the Company has historically been able to set its prices for Russian markets without government approval, the ruble devaluation has reduced the purchasing power of Russian consumers, effectively restricting price increases to a level that does not fully offset the impact of the devaluation. In an effort to diminish the impact of the decline in gross profit margin, the Company has also improved its product mix for the Russian market to focus on higher-margin products.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $252,207,000 for 1999, compared to $291,776,000 for 1998, a decrease of $39,569,000. The decrease primarily reflects the impact of the loss of the Company's Yugoslavian operations, which incurred expenses of $24,844,000 during 1998. In the Company's Russian operations, selling, general and administrative expenses decreased by $27,519,000 (excluding the effect of acquisitions), principally due to the 77% decline in the value of the ruble and the Company's cost-control efforts. The decrease in selling, general and administrative expenses also reflects an $18,270,000 decline in corporate expenses related to a reduction of legal expenses and some non-recurring expenses recorded in 1998. These amounts were partially offset by additional costs resulting from acquisitions of business and product rights, which totaled $19,182,000. The Company's selling, general and administrative expenses in 1999 also include approximately $11,981,000 of additional costs associated with the Hungarian business.

     Amortization of goodwill and intangibles: Amortization of goodwill and intangibles expenses were $29,239,000 for 1999, compared to $20,601,000 for 1998, an increase of $8,638,000. The increase principally reflects the increase in the amortization of intangibles related to the products acquired from Roche in 1998.

     Research and Development: Research and development expenditures for 1999 were $10,963,000, compared to $20,835,000 for the same period in 1998. The decrease reflects lower spending at the Company's facilities in the United States and Hungary, and the impact of the loss of the Company's Yugoslavian operations. In 1998, research and development at ICN Yugoslavia totaled $3,141,000. Additionally, the Company slowed its spending as it evaluated its overall research strategy.

     Translation and Exchange Losses, Net: Translation and exchange losses, net, were $11,823,000 for the year ended December 31, 1999 compared to $80,501,000 for the same period in 1998. In 1999, translation losses principally consisted of losses of $6,738,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $2,650,000 in Hungary and Poland resulting from foreign-denominated debt, which was repaid in the second half of 1999. For the year ended December 31, 1998, the Company's translation and exchange losses principally reflect the August 1998 devaluation of the Russian ruble and ICN Yugoslavia's net monetary asset position.

     Interest Income and Expense: For 1999, interest expense increased $17,874,000 compared to the same period in 1998, primarily due to the additional interest expense resulting from the Company's 8 3/4% Senior Notes due 2008, issued in August 1998 and July 1999. Interest expense on the Senior Notes was partially offset by lower interest expense on obligations of the Company's subsidiaries which were repaid using a portion of the proceeds from the Senior Notes. The net increase in interest expense also reflects a decrease in the amount of interest cost capitalized related to certain construction projects. During 1998, the Company capitalized interest of $3,540,000; no interest cost was capitalized in 1999. Interest income decreased to $8,894,000 in 1999 from $13,057,000 in 1998. In 1998, interest income included $4,022,000 of interest earned at ICN Yugoslavia on its cash balances and accounts receivable.

     Income Taxes: The Company's effective income tax rate for 1999 was 21% compared to 1% for 1998. The provision for income taxes increased as a result of the effect of higher 1999 taxable income in the United States, and the effect of the losses in Hungary and China for which no tax benefit was recorded. These increases in the effective tax rate were partially offset by higher 1999 taxable income in Puerto Rico and other jurisdictions taxed at rates lower than the U.S. Federal statutory rate of 35%.

     The provision for income taxes for 1999 includes a deferred tax benefit of $25,286,000 resulting from the recognition of certain deferred tax assets through the reduction of the related valuation allowance. During 1998, the Company acquired certain product rights from Roche and SKB and in 1998, its partner, Schering-Plough, received FDA approval to market Rebetron(TM), for which the Company receives royalties. These new products and royalties are expected to generate future taxable income that will result in the Company realizing its net operating loss carryforwards. Additionally, the Company has announced its intention to review its strategic options with regards to its Biomedicals businesses. These options include the potential sale of all or a portion of the Biomedicals businesses which is expected to result in a net capital gain. The Company will be able to utilize its capital loss carryforwards to offset the gain generated on disposal. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

     In Russia, the Company continues to benefit from special tax relief that benefits pharmaceutical companies. Under this relief approximately 75% of the income generated in Russia related to the manufacture and sale of prescription medicines is exempt from taxation. This reduces the statutory rate to approximately 8%. The continuing tax benefits in Russia are subject to potential changes in tax law that may be enacted in the future. Should these benefits be repealed, income generated in Russia would require the Company to provide taxes at the current statutory rate of 35%, which could have a material impact on the consolidated results of operation and cashflows of the Company.

     ICN Hungary generated tax loss carryforwards in 1999 and in 1998. In 1998, the Company's Russian subsidiaries also generated deferred income tax assets, primarily related to bad debt reserves. Management believes that it is more likely than not that these future tax benefits will not be realized prior to expiration as a result of the seizure of ICN Yugoslavia and the economic crisis affecting Eastern Europe. Accordingly, the Company recorded a valuation allowance against these loss carryforwards and deferred income tax assets, resulting in no tax benefit being recorded in 1999 and 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

     Revenues: The increase in revenues for the Company's Pharmaceuticals segments of $95,268,000 (or 14%) for 1998 reflects growth in product sales driven by the Company's successful acquisition program and increased royalty revenues, partially offset by lower sales in the Yugoslavia Pharmaceuticals segment. Despite the Russian economic crisis, revenues in the Russia Pharmaceuticals segment increased $29,003,000 (or 22%) primarily due to additional revenues from the Company's 1998 and 1997 acquisitions in Russia. The increase in revenues of $36,336,000 in the Western and Central Europe Pharmaceuticals segment were primarily due to additional revenues from acquisitions in Poland in 1997 and Czech Republic in 1998 and the acquisition of products from Roche. Revenues in the Yugoslavia Pharmaceuticals segment, which were adversely affected by the suspension of sales to the Yugoslavian government in April 1998, decreased by $83,790,000 (or 37%)
compared to 1997. The acquisition of products from Roche and increased royalty revenues were the major contributors to revenue increases in North America and Western and Central Europe. Latin America Pharmaceuticals revenues reflect continued growth in the Company's base business as well as sales of the products acquired from Roche and Laboratorio Pablo Cassara. The acquisition of products from SKB and Roche contributed to the revenue increase in the Asia, Africa, and Australia Pharmaceuticals segment.

     In the North America Pharmaceuticals segment, revenues were $182,778,000 for 1998, compared to $117,355,000 for 1997. The $65,423,000 (or 56%) increase in revenues for the year was primarily the result of the Company's acquisition of the rights to certain products from Roche in 1997 and 1998. In 1997, the Company acquired the worldwide rights (except India) to nine products -- Alloferin(R), Ancobon(R)/Ancotil(R), Efudix(R)/Efudex(R), Glutril(R), Librium(R), Limbitrol(R), Mestinon(R), Prostigmin(R) and
Protamin(R) -- and the worldwide rights to Levo-Dromoran(R) and Tensilon(R). Effective October 1, 1998, the Company obtained the worldwide rights to Dalmane(R)/Dalmadorm(R), Fluorouracil(R), Librax(R), and Mogadon(R). Sales of the acquired products generated additional revenues of $61,827,000 in the North America Pharmaceuticals segment for 1998. In addition, the 1998 amounts include $37,425,000 of royalty revenues from sales of ribavirin by Schering-Plough under the License Agreement. These amounts were partially offset by lower sales in several of the Company's existing product lines, including an $8,982,000 decline in Virazole(R) sales and lower sales of certain dermatological and hormone replacement products, principally due to increased competition from generic products.

     In the Western and Central Europe Pharmaceuticals segment, revenues for 1998 were $154,346,000 compared to $118,010,000 in 1997. The increase in revenues of $36,336,000 (or 31%) is primarily due to the Company's acquisition of the rights to certain products from Roche in the third and fourth quarters of 1997, which generated additional sales of $19,582,000 in 1998 as well as the inclusion in 1998 of a full year's operations of Polfa Rzeszow, S.A. in Poland and the 1998 acquisition of ICN Czech Republic. The effect of these acquisitions was partially offset by a decline in revenues of $8,384,000 at Alkaloida in Hungary resulting from lower export sales due to the Russian economic crisis.

     In the Latin America Pharmaceuticals segment, revenues were $85,351,000 for 1998, compared to $63,668,000 for 1997. The increase of $21,683,000 (or 34%) is primarily due to price increases and higher unit volume, partially offset by unfavorable currency exchange fluctuations. The increase also reflects 1998 sales of $13,636,000 generated by products that the Company acquired from Cassara and Roche during 1997 and 1998. Excluding the effect of the acquired products, revenues for Latin America for 1998 increased 13% from their 1997 level.

     In the Russia Pharmaceuticals segment, revenues for 1998 were $163,691,000, compared with $134,688,000 for 1997, an increase of $29,003,000 (or 22%). The inclusion in 1998 of a full year's results for the Company's 1997 acquisitions of AO Tomsk and Marbiopharm (acquired in the fourth quarter of 1997) provided additional revenues of $44,804,000. The effect of these acquisitions was partially offset by lower volumes in the Company's existing Russian operations and the effect of unfavorable currency exchange fluctuations due to the economic crisis in Russia during 1998.

     The Yugoslavia Pharmaceuticals segment was adversely affected by the economic events in the region during 1998 and the effect of the November 26, 1998 seizure of the Company's Yugoslavia operations by the Yugoslavian government. Prior to the seizure, the Yugoslavia Pharmaceuticals segment generated revenues of $141,740,000 for 1998, compared to $225,530,000 in 1997. The decrease of $83,790,000 (or 37%) reflects lower domestic sales resulting from the effects of the April 1998 devaluation of the dinar and the continued suspension of sales to the Yugoslavian government. The decrease also reflects lower export sales, principally to customers in Russia, due to the economic crisis in Russia during the year.

     In the Asia, Africa and Australia Pharmaceuticals segment, revenues for 1998 were $48,649,000 compared to $22,036,000 for 1997, an increase of
$26,613,000 (or 121%). The increase is primarily due to the 1998 acquisition of the rights to 39 prescription and OTC pharmaceutical products from SKB, which generated sales of $22,553,000, and sales of the products acquired from Roche, which generated additional sales of $10,241,000 in this segment in 1998. The effect of these acquisitions was partially offset by lower sales of certain hormone replacement products and lower revenues at Wuxi ICN Pharmaceuticals in China.

     In the Company's Biomedicals segment, revenues for 1998 were $61,509,000 compared to $70,915,000 for 1997, a decrease of $9,406,000 (or 13%). The decrease is primarily due to lower unit sales volume in certain diagnostics product lines. The decrease is also affected by the 1997 revenue amounts including dosimetry product shipments made to fulfill the higher than normal order backlog that existed at the beginning of 1997.

     Gross Profit: Gross profit margin on product sales increased to 56% for 1998, compared to 53% for 1997. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche and SKB in 1997 and 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. Gross profit margins in the North America Pharmaceuticals segment increased to 82% from 81% in the prior year, reflecting the effect of the acquired products. The Company's gross profit margin for 1998 was also affected by gross margin declines in the Yugoslavia Pharmaceuticals segment. Subsequent to the April 1998 devaluation of the Yugoslavian dinar, gross profit margins at ICN Yugoslavia suffered as sales were translated at higher exchange rates, while no significant price increases were received. Gross profit margins at ICN Yugoslavia were further impacted as inventories manufactured prior to the devaluation were charged to cost of product sales at the higher historical exchange rate. The overall gross margins for the Company's Russia Pharmaceuticals segment were 42% for 1998, compared to 39% for 1997. Improvements in operating efficiency at most of the Company's Russian factories offset the adverse impact of the weakening of the ruble. While the Company is generally able to set its prices for Russian markets without government approval, the severe liquidity crisis in Russia and the reduced purchasing power of Russian consumers after the devaluation of the ruble restricted price increases to a level that does not fully offset the impact of the devaluation. Gross profit margins at ICN Russia were further impacted as inventories manufactured prior to the devaluation were charged to cost of product sales at the higher historical exchange rate. The gross profit margin in ICN Hungary also improved to 45% from 32% in 1997 due to the improved operating efficiency at its factory.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $291,776,000 (or 35% of revenues) for 1998 compared to $249,206,000 (or 33% of revenues) for 1997. The Company's 1997 and 1998 acquisition of two pharmaceutical companies in Russia, one company in Poland, one company in Czech Republic and the acquisition of product rights from Roche and SKB generated additional expenses of $36,604,000 in 1998. In addition, the ongoing development of the sales, marketing, and administrative functions at the Company's Eastern European headquarters in Moscow, Russia resulted in additional expenses of $13,095,000 in 1998. Other increases in selling, general and administrative expenses reflect increased expenditures, primarily at the Company's United States corporate offices, to support the Company's recent acquisitions and increased sales volume in the base business. These changes were partially offset by lower expenses in the Yugoslavia Pharmaceuticals and Russia Pharmaceuticals segments, reflecting the effect of exchange rate changes during the year.

     Amortization of goodwill and intangibles: Amortization of goodwill and intangibles expenses were $20,601,000 for 1998, compared to $7,028,000 for 1997, an increase of $13,573,000. The increase was primarily due to the increase in the amortization of intangibles related to the products acquired from Roche in 1998 and 1997.

     Research and Development Costs: Research and development costs were $20,835,000 for 1998, compared to $18,692,000 for 1997. The increase reflects the Company's continued investment in the development of products, primarily at its facilities in the United States.

     Translation and Exchange Losses, Net: Translation and exchange losses, net, were $80,501,000 for the year ended December 31, 1998. The Company incurred losses of $53,848,000 related to its Russian operations, principally due to the third quarter 1998 devaluation of the ruble. ICN Yugoslavia recorded foreign exchange losses of $23,865,000 in 1998, including the effect of the April 1998 devaluation of the dinar. Additionally, the Company recorded foreign currency transaction losses of $2,966,000 in Hungary, principally related to long-term debt denominated in currencies other than the forint, the Hungarian subsidiary's functional currency.

     Interest Income and Expense: For 1998, interest expense increased $15,220,000 compared to the same period in 1997, primarily due to interest expense on the Company's $200,000,000 8 3/4% Senior Notes issued in

August 1998 and the inclusion in 1998 of a full year's interest on the Company's 9 1/4% Senior Notes issued in August 1997. The additional interest expense on the Senior Notes was partially offset by interest savings resulting from the conversion of certain long-term debt to common stock and capitalization of interest costs related to plant construction in Russia and Yugoslavia. Interest income for the year ended December 31, 1998 decreased to $13,057,000 in 1998 from $15,912,000 in 1997 due to lower interest income earned on notes receivable from the Yugoslavian government, which was partially offset by increased earnings from the investment of a significant portion of the proceeds of the Senior Notes.

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

     The Company received the benefit of certain favorable tax laws that resulted in income taxes at a rate lower than the current 25% Yugoslavian statutory rate. Under Yugoslavian law, taxable earnings attributed to foreign investments are exempt from taxation for a five-year period. Accordingly, 75% of ICN Yugoslavia's taxable income, the Company's ownership in ICN Yugoslavia, was exempt from taxation for the five years ended December 31, 1996. The Company also received tax credits in Yugoslavia for certain capital investments, including investments in short-term government bonds and plant and equipment, which can only be used in the year in which the investment is made. Effective January 1, 1997, additional changes in the Yugoslavian tax law resulted in benefits to the Company in the form of a reduction in taxes otherwise payable as a result of its foreign investment in ICN Yugoslavia. The effect of these items was to reduce the 1997 effective tax rate at ICN Yugoslavia to 2%. In 1998, the effective tax rate of ICN Yugoslavia was approximately 1%.

     In Russia, the Company continues to benefit from special tax relief that benefits pharmaceutical companies. Under this relief, approximately 75% of the income generated in Russia related to the manufacture and sale of prescription medicines is exempt from taxation. This reduced the effective rate to approximately 1% in 1998 and 1997. In Hungary, the Company benefited from a tax holiday, which expired on December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, cash provided by operating activities totaled $87,123,000 compared to $9,624,000 in 1998. Operating cash flows reflect the Company's net income of $118,626,000 and net non-cash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $76,662,000, partially offset by working capital increases totaling approximately $108,165,000. The working capital increases principally consist of a $66,927,000 increase in accounts receivable, mainly resulting from increased royalties receivable under the Company's license agreement with Schering-Plough and the increase in receivable balances in the Western and Central Europe and Asia, Africa and Australia regions related to the timing of the collections. In addition, the Company's trade payables decreased by $24,601,000 resulting from the timing of payments to certain vendors. The working capital changes also include an increase in inventories of $13,236,000 mainly related to the Company's distribution of Roche and SKB products in 1999.

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect the Company's future collections experience. As of December 31, 1999, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     Cash used in investing activities was $50,360,000 for 1999 compared to $295,046,000 for 1998. In 1999, the Company incurred capital expenditures of $44,083,000, principally representing the continuation of its plant expansion efforts and investment in information systems. The Company also used cash of $23,588,000 (net of cash acquired of $288,000) for acquisitions, including acquiring a chain of 88 pharmacies in Russia, the purchase of a pharmaceutical distributor in Hungary and acquired product rights in certain Western European markets. These amounts were partially offset by the decrease in restricted cash in the amount of $15,144,000 which was required to collateralize the Company's obligation under certain letters of credit. After the Company settled its obligation in the fourth quarter of 1999, the restriction was removed. In 1998, net cash used in investing activities of $295,046,000 principally consisted of payments for acquisitions totaling $171,815,000 (net of cash acquired of $1,111,000), capital expenditures of $110,281,000, and a $15,009,000 increase in restricted cash. Cash used in investing activities in 1998 also reflects the effect of the Yugoslavian government's seizure of the Company's Yugoslavian operations, which resulted in the loss of ICN Yugoslavia's cash balances of $22,101,000. These amounts were partially offset by proceeds from the sale of marketable securities of $22,958,000.

     Cash provided by financing activities totaled $36,399,000 during 1999. Proceeds from long-term borrowings totaled $145,490,000, including net proceeds of $118,485,000 from a private placement of $125,000,000 principal amount of its 8 3/4% Senior Notes due 2008, which the Company completed in July 1999. The Company used cash (including a portion of the proceeds of the 8 3/4% Senior Notes) for principal payments of $87,632,000 on long-term debt and for payments of $31,695,000 on notes payable. Other sources of cash also included $42,000,000 from the sale to Schering-Plough of 2,041,498 shares of its common stock (as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995) and proceeds from the exercise of employee stock options of $12,894,000. These amounts were partially offset by the payment of dividends on common stock of $21,017,000, the repurchase of 614,167 shares of common stock for $15,304,000, under the Stock Repurchase Program authorized by the Company's Board of Directors in 1998 and the repurchase of the Company's Series D Preferred Stock in settlement of the remaining obligation to SKB. During 1998, cash provided by financing activities of $186,019,000 principally consisted of proceeds from long-term borrowings totaling $225,082,000. Other sources of funds included $6,783,000 proceeds from exercise of stock options and $4,299,000 proceeds from issuance of common stock. These amounts were partially offset by the principal payments on long-term debt of $27,381,000 and dividend payments of $17,069,000. Certain of the Company's long-term borrowings include covenants restricting payment of dividends, issuance of new indebtedness and repurchase of the Company's common stock and requiring the maintenance of certain financial ratios.

     The current economic environment in Russia continues to affect the Company's operating cash flows in Russia and Hungary, as its Russian customers continue to experience liquidity problems. The Company may need to invest additional working capital in Russia and Hungary to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require significant funds through the year 2000. However, there can be no assurance that any such acquisitions will be consummated.

     During 1999, the Company entered into certain option transactions which allow the Company to establish a price range in which the Company has the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. The Company entered into these option positions when the Company believed its stock to be undervalued, and anticipated that its stock price would appreciate. Under this program, the Company sold put options, which entitle the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options, which entitle the Company to purchase its stock at a specified price from the same party. The put and call positions have essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The put options and the corresponding call options each expire from August 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make either a physical settlement, a cash settlement, or a net share settlement of its positions under the put and call options. The Company has a maximum potential obligation under the put options to buy back 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net settlement obligation of the Company, based on the closing market price of the stock at December 31, 1999, was approximately $7,200,000 or 285,714 shares. The Company continually reevaluates the potential impact of these option positions and believes its capital resources are sufficient to meet the potential obligations of these option positions.

     Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements in the near term and to fund anticipated acquisitions and capital expenditures. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company's liquidity and financial performance.

FOREIGN OPERATIONS

     Approximately 64%, 76%, and 82% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997 were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time have and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available.

  RUSSIA

     Russia continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the ruble continues to devalue, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     Since August 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to rate of 20.7 rubles to $1 at December 31, 1998 and has further declined to a rate of 27.5 rubles to $1 at December 31, 1999. As a result of these declines in the ruble exchange rate, the Company recorded translation and exchange losses of $6,738,000 and $53,848,000 related to its Russian operations during 1999 and 1998, respectively. As of December 31, 1999, ICN Russia had a net monetary asset position of approximately $15,427,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the extremely large fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to reduce its net monetary exposure by reducing account receivable balances and lengthening its payments to suppliers. However, there can be no assurance that such efforts will be successful.

     The Company's collections on accounts receivable in Russia have been adversely affected by the Russian economic situation. Prior to the August 1998 devaluation of the ruble, the Company had favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances and discounts for cash sales. The adoption of these more restrictive credit policies has contributed to the decline in sales in Russia for 1999 compared to 1998.

     The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience liquidity problems as monetary policy has limited the money supply, and Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which has led to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms. As a result of the Russian economic situation, the Company recorded a charge in 1998 of $42,289,000 among several of its operating segments, which is included in Eastern European charges ($39,884,000) and cost of product sales ($2,405,000) in the consolidated statements of income. The charge consisted of reserves of $37,873,000 for losses on accounts receivable, the write-off of certain investments of $2,011,000, and a reduction in the value of certain inventories of $2,405,000.

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

     Prior to the seizure, ICN Yugoslavia's operations were adversely affected by the April 1998 devaluation of the dinar, which resulted in foreign exchange losses of $23,865,000 for the year. ICN Yugoslavia's domestic sales were adversely affected by the Company's previously announced suspension of sales to the Yugoslavian government. In addition, ICN Yugoslavia's export sales for the second half of 1998 were adversely affected by the Russian economic crisis. In the second and third quarters of 1998, the Yugoslavian government defaulted on its obligations to the Company on $176,204,000 of accounts and notes receivable. As a result of the government's default and the suspension of sales to the government, the Company recorded a $173,440,000 charge against earnings at ICN Yugoslavia in the second quarter of 1998. The charge is included in Eastern European charges ($165,646,000), cost of product sales ($3,667,000) and interest income ($4,127,000) in the consolidated statements of income. The charge consists of $151,204,000 reserve for losses on notes receivable (including accrued interest), reserves of $7,757,000 for losses on accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets.

     The Company has commenced litigation in the United States District Court of the District of Columbia against the government of Yugoslavia and related agencies to recover damages and obtain injunctive relief. In addition, the government of Yugoslavia, through a related agency, filed an arbitration proceeding against the Company before the International Chamber of Commerce for damages related to the Company's acquisition of majority control of ICN Yugoslavia. The resolution of these matters may affect the status of certain compounds, which were contributed to ICN Yugoslavia by the Company, pursuant to the agreement that led to the formation of ICN Yugoslavia.

ACQUIRED PRODUCTS

     The majority of products acquired by the Company in 1997 and 1998 were mature products with no effective patents, either because of expirations or the absence of legal protections provided by the local governments in the respective markets. Under the Company's ownership, price increases and additional advertising and promotions were planned for certain selected products, as the Company believes that they were not marketed to their greatest potential. The Company believes that certain of these products in specific markets have an adequate growth potential, and intends to develop a product strategy for each product.

     The Company believes that these products will continue to generate significant sales even without patent protection because the trademarks under which they are marketed are well-established and enjoy substantial customer brand-loyalty. Moreover, the relatively small sales volumes and market sizes for some of these products pose significant barriers to entry of generic competition.

     The Company estimated the remaining life of these products based on anticipated future profits assuming a constant profit margin for the remaining product cycle. It should be noted, however, any sales growth or increase in profitability attained by additional marketing efforts is expected to be relatively short-lived. After a temporary boost, these products will revert to their gradually declining trend in accordance with the product cycle model. The acquired products' historical operating results demonstrated their ability to earn substantial excess profits. Excess profits are directly related to their competitive advantage primarily attributable to the product quality and reputation. The useful life was defined as the number of years for the forecasted annual product sales to reach 50% of the cumulative historical amount through 1997. During the forecasted period, only gradual declines are expected due to the absence of immediate threats from competition of generic or/and alternative products. Based upon the Company's analysis, the useful lives of products acquired during 1997 and 1998 were estimated to be 18 years.

INFLATION AND CHANGING PRICES

     The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. While the Company attempts to raise selling prices in anticipation of inflation, the Company has been affected by the lag in price increases in Russia and Mexico, which has created lower sales in U.S. dollars and reductions in gross profit. Future sales and gross profit will be reduced if the Company is unable to obtain price increases commensurate with the levels of inflation.

     The Russian government has recently instituted a process for establishing prices for pharmaceutical products, which may lead to price controls in the Russian market in the future. Currently, this process requires the Company to register the prices for certain of its products included on the government's list of "products important for health." The next procedure for registration includes the negotiation and approval of such prices between the Company and the relevant state bodies. The Company is currently working with all relevant state bodies to approve its prices and the Company is not presently able to determine the effect, if any, that this process may have on its results of operations. However, such developments could have a negative impact on the Company's results of operations and cash flows in Russia.

THE YEAR 2000 ISSUE

     Many computer systems and equipment or instruments with embedded microprocessors were designed to recognize only the last two digits of a calendar year. As previously reported, the Company undertook an extensive project to remediate or replace its date-sensitive systems and microprocessors that might have encountered operational problems due to their inability to distinguish the years after 1999 from years preceding 1999.

     Since January 1, 2000 the Company's computer systems and other potentially date sensitive types of equipment have operated properly and there has been no adverse impact on operations. In addition, there was no material impact from Year 2000 related issues at any of the Company's customers, suppliers, or other outside service providers.

     The Company did not experience any significant impact on product sales or revenues as a result of Year 2000 concerns. As of December 31, 1999, the Company has spent approximately $8,300,000 on the overall Year 2000 remediation and equipment upgrade project. The project is now complete and no future costs are planned. All systems have functioned properly since January 2000 and the Company's management believes that future operations will be unaffected by the Year 2000 issue.

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

     The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies for at least one more year. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and becomes effective for the Company for the first quarter of 2001. The Company does not currently engage in any program of hedging and consequently the Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial position, cash flows, or results of operations.

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

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the following analysis.

     INTEREST RATE RISK: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At year-end 1999, the Company does not have any significant foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8 3/4% Senior Notes due 2008 and its 9 1/4% Senior Notes due 2005) totaling approximately $600 million. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's 1999 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments by approximately $27,040,000 as of December 31, 1999.

                       THE "SAFE HARBOR" STATEMENT UNDER
                 THE PRIVATE SECURITIES LITIGATION ACT OF 1995.

     This Annual Report on Form 10-K contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to governmental approval of the marketing or manufacturing of certain of the Company's products and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Annual Report on Form 10-K and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Eastern Europe, Latin America, as well as Russia and China in light of the unstable economic, political and regulatory conditions in such regions; the risk of potential claims against certain of the Company's research compounds; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to Virazole(R), and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Year 2000 issue; the potential impact of the Euro currency; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits or the outcome of investigations pending against the Company; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of quarterly financial data for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                          FIRST       SECOND      THIRD       FOURTH
                1999(1)                  QUARTER     QUARTER     QUARTER      QUARTER
                -------                  --------    --------    --------    ---------
Revenues...............................  $176,074    $177,161    $181,652    $ 212,525
Gross profit on product sales..........    93,850      85,189      93,992      109,298
Net income.............................    22,619      25,845      31,810       38,352
Basic earnings per share...............  $    .29    $    .33    $    .41    $     .49
Diluted earnings per share.............  $    .28    $    .32    $    .39    $     .47

                                          FIRST       SECOND      THIRD       FOURTH
                 1998                    QUARTER     QUARTER     QUARTER      QUARTER
                 ----                    --------    --------    --------    ---------
Revenues...............................  $240,796    $232,943    $162,991    $ 201,334
Gross profit on product sales..........   131,827     114,247      85,388      115,577
Eastern European charges...............        --     165,646      39,884      235,290
Net income (loss)......................    33,948     (97,498)    (65,223)    (223,301)
Basic earnings (loss) per share........  $    .47    $  (1.34)   $   (.89)   $   (2.92)
Diluted earnings (loss) per share......  $    .44    $  (1.34)   $   (.89)   $   (2.92)

---------------
(1) The increased revenue trend is substantially due to the increase in royalties and the Company's expansion program, partially offset by the Russian economic situation and the exclusion of ICN Yugoslavia. The Company did not record any revenues or expenses related to its investment in ICN Yugoslavia in 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 1999

                                                              PAGE
                                                              ----
Report of independent accountants...........................   34
Financial statements:
  Consolidated balance sheets at December 31, 1999 and
     1998...................................................   35
  For the years ended December 31, 1999, 1998 and 1997:
     Consolidated statements of income......................   36
     Consolidated statements of stockholders' equity........   37
     Consolidated statements of cash flows..................   38
  Notes to consolidated financial statements................   39
Financial statement schedule for the years ended December
  31, 1999, 1998 and 1997:
  II. Valuation and qualifying accounts.....................   61
  The other schedules have not been submitted because they
     are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ICN Pharmaceuticals, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. (a Delaware corporation) and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 2 and 14, effective November 26, 1998, the Company changed the method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, and reduced the carrying value of the investment to its fair value.

                                          /s/ PricewaterhouseCoopers LLP

                                          PricewaterhouseCoopers LLP

Newport Beach, California
March 2, 2000

                           ICN PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 1999          1998
                                                              ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $  177,577    $  104,921
  Restricted cash...........................................         414        15,558
  Accounts receivable, net..................................     231,902       180,001
  Inventories, net..........................................     136,762       126,545
  Prepaid expenses and other current assets.................      18,075        13,723
                                                              ----------    ----------
          Total current assets..............................     564,730       440,748
Property, plant and equipment, net..........................     332,360       327,756
Deferred income taxes, net..................................      81,095        77,933
Other assets................................................      37,625        45,706
Goodwill and intangibles, net...............................     456,451       464,253
                                                              ----------    ----------
                                                              $1,472,261    $1,356,396
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade payables............................................  $   65,195    $   92,287
  Accrued liabilities.......................................      66,185        60,644
  Notes payable.............................................       8,762        17,584
  Current portion of long-term debt.........................         312        28,097
  Income taxes payable......................................         168         5,142
                                                              ----------    ----------
          Total current liabilities.........................     140,622       203,754
Long-term debt, less current portion........................     596,961       510,808
Deferred license and royalty income.........................         162         6,061
Other liabilities...........................................      28,466        22,160
Minority interest...........................................      22,478        27,449
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized;
  and -0- and 1 shares Series D issued and outstanding at
  December 31, 1999, and 1998, respectively.................          --             1
Common stock, $0.01 par value; 200,000 shares authorized;
  78,950 (1999) and 76,411 (1998) shares issued and
  outstanding (after deducting shares in treasury of 814 and
  200, respectively)........................................         789           764
Additional capital..........................................     949,181       928,956
Retained deficit............................................    (197,602)     (295,211)
Accumulated other comprehensive income......................     (68,796)      (48,346)
                                                              ----------    ----------
          Total stockholders' equity........................     683,572       586,164
                                                              ----------    ----------
                                                              $1,472,261    $1,356,396
                                                              ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999         1998         1997
                                                            --------    ----------    --------
Revenues:
  Product sales...........................................  $638,475    $  800,639    $752,202
  Royalties...............................................   108,937        37,425          --
                                                            --------    ----------    --------
          Total revenues..................................   747,412       838,064     752,202
                                                            --------    ----------    --------
Costs and expenses:
     Cost of product sales................................   256,146       353,600     351,978
     Selling, general and administrative..................   252,207       291,776     249,206
     Amortization of goodwill and intangibles.............    29,239        20,601       7,028
     Research and development.............................    10,963        20,835      18,692
     Eastern European charges.............................        --       440,820          --
                                                            --------    ----------    --------
          Total expenses..................................   548,555     1,127,632     626,904
                                                            --------    ----------    --------
          Income (loss) from operations...................   198,857      (289,568)    125,298
Translation and exchange losses, net......................    11,823        80,501      12,790
Interest income...........................................    (8,894)      (13,057)    (15,912)
Interest expense..........................................    55,943        38,069      22,849
                                                            --------    ----------    --------
  Income (loss) before income taxes and minority
     interest.............................................   139,985      (395,081)    105,571
Provision (benefit) for income taxes......................    28,996         1,983     (27,736)
Minority interest.........................................    (7,637)      (44,990)     19,383
                                                            --------    ----------    --------
  Net income (loss).......................................  $118,626    $ (352,074)   $113,924
                                                            ========    ==========    ========
  Basic earnings (loss) per share.........................  $   1.52    $    (4.78)   $   1.93
                                                            ========    ==========    ========
  Shares used in per share computation....................    77,833        73,637      55,965
                                                            ========    ==========    ========
  Diluted earnings (loss) per share.......................  $   1.45    $    (4.78)   $   1.69
                                                            ========    ==========    ========
  Shares used in per share computation....................    82,089        73,637      69,650
                                                            ========    ==========    ========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         ACCUMULATED
                                           PREFERRED STOCK    COMMON STOCK                  RETAINED        OTHER
                                           ---------------   ---------------   ADDITIONAL   EARNINGS    COMPREHENSIVE
                                           SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     (DEFICIT)      INCOME         TOTAL
                                           ------   ------   ------   ------   ----------   ---------   -------------   ---------
BALANCE AT DECEMBER 31, 1996.............    50      $ 1     48,536    $485     $368,026    $ (25,915)    $(27,247)     $ 315,350
Comprehensive income:
  Net income.............................    --       --         --      --           --      113,924           --        113,924
  Foreign currency translation
    adjustments..........................    --       --         --      --           --           --      (14,137)       (14,137)
                                                                                                                        ---------
        Total comprehensive income.......                                                                                  99,787
Exercise of stock options................    --       --      1,863      19       20,479           --           --         20,498
Expiration of put option.................    --       --      1,598      16       24,614         (533)          --         24,097
Issuance of stock:
  In connection with acquisitions........     2       --      2,454      24      180,685           --           --        180,709
  Conversion of debt.....................    --       --     10,052     101      161,258           --           --        161,359
  In settlement of litigation............    --       --        812       8        9,992           --           --         10,000
Conversion of preferred shares...........   (50)      --      5,797      58          (58)          --           --             --
Cash dividends...........................    --       --         --      --           --      (15,472)          --        (15,472)
Stock dividends on preferred stock.......    --       --        320       3        1,872       (1,875)          --             --
                                            ---      ---     ------    ----     --------    ---------     --------      ---------
BALANCE AT DECEMBER 31, 1997.............     2        1     71,432     714      766,868       70,129      (41,384)       796,328
Comprehensive income:
  Net loss...............................    --       --         --      --           --     (352,074)          --       (352,074)
  Foreign currency translation
    adjustments..........................    --       --         --      --           --           --       (6,962)        (6,962)
                                                                                                                        ---------
        Total comprehensive income.......                                                                                (359,036)
Exercise of stock options................    --       --        634       6        6,777           --           --          6,783
Stock compensation.......................    --       --        319       3        5,304           --           --          5,307
Issuance of preferred stock..............     1       --         --      --       23,000           --           --         23,000
Issuance of common stock:
  In connection with acquisitions........    --       --      2,884      29       93,530           --           --         93,559
  Conversion of debt.....................    --       --        802       8       25,329           --           --         25,337
Issuance of treasury stock...............    --       --        482       5       12,528           --           --         12,533
Purchase of treasury stock...............    --       --       (200)     (2)      (4,448)          --           --         (4,450)
Conversion of preferred shares...........    (2)      --         57       1           (1)          --           --             --
Cash dividends...........................    --       --         --      --           --      (13,197)          --        (13,197)
Stock dividends on preferred stock.......    --       --          1      --           69          (69)          --             --
                                            ---      ---     ------    ----     --------    ---------     --------      ---------
BALANCE AT DECEMBER 31, 1998.............     1        1     76,411     764      928,956     (295,211)     (48,346)       586,164
Comprehensive income:
  Net income.............................    --       --         --      --           --      118,626           --        118,626
  Foreign currency translation
    adjustments..........................    --       --         --      --           --           --      (20,450)       (20,450)
                                                                                                                        ---------
        Total comprehensive income.......                                                                                  98,176
Exercise of stock options................    --       --      1,148      11       12,883           --           --         12,894
Tax benefit of stock options exercised...    --       --         --      --        5,173           --           --          5,173
Stock compensation.......................    --       --        (53)     --        2,043           --           --          2,043
Settlement related to acquisition
  contingency............................    (1)      (1)        --      --      (28,312)          --           --        (28,313)
Issuance of common stock:
  In connection with license agreement...    --       --      2,041      20       41,980           --           --         42,000
  In connection with acquisitions........    --       --         17      --        1,756           --           --          1,756
Purchase of treasury stock...............    --       --       (614)     (6)     (15,298)          --           --        (15,304)
Cash dividends...........................    --       --         --      --           --      (21,017)          --        (21,017)
                                            ---      ---     ------    ----     --------    ---------     --------      ---------
BALANCE AT DECEMBER 31, 1999.............    --      $--     78,950    $789     $949,181    $(197,602)    $(68,796)     $ 683,572
                                            ===      ===     ======    ====     ========    =========     ========      =========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                             1999        1998         1997
                                                           --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................  $118,626    $(352,074)   $ 113,924
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization..........................    65,502       51,096       28,753
  Eastern European charges...............................        --      451,019           --
  Provision for losses on accounts receivable............     2,291        7,559        4,021
  Provision for inventory obsolescence...................     5,880          602        3,342
  Translation and exchange losses, net...................    11,823       80,501       12,790
  Deferred income........................................    (4,983)      (6,112)      (5,072)
  Loss (gain) on sale of assets..........................       882          100       (1,184)
  Deferred income taxes..................................    (1,112)      (8,223)     (35,376)
  Other non-cash losses (gains)..........................     4,016        3,314       (2,047)
  Minority interest......................................    (7,637)     (44,990)      19,383
  Change in assets and liabilities, net of effects of
     acquisitions:
     Accounts and notes receivable.......................   (66,927)    (160,345)    (154,433)
     Inventories.........................................   (13,236)     (29,075)      (6,227)
     Prepaid expenses and other assets...................    (6,497)     (22,290)       3,936
     Trade payables and accrued liabilities..............   (24,601)      38,912       30,665
     Income taxes payable................................       (60)       2,555        1,679
     Other liabilities...................................     3,156       (2,925)      (4,839)
                                                           --------    ---------    ---------
          Net cash provided by operating activities......    87,123        9,624        9,315
                                                           --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities............        --       22,958       40,826
  Proceeds from sale of assets...........................     2,167        1,202        3,051
  (Increase) decrease in restricted cash.................    15,144      (15,009)           3
  Cash acquired in connection with acquisitions..........       288        1,111        1,250
  Capital expenditures...................................   (44,083)    (110,281)    (100,397)
  Acquisition of license rights, product lines and
     businesses..........................................   (23,876)    (172,926)     (44,829)
  Loss of Yugoslavian cash balance.......................        --      (22,101)          --
                                                           --------    ---------    ---------
          Net cash used in investing activities..........   (50,360)    (295,046)    (100,096)
                                                           --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...............   145,490      225,082      284,051
  Proceeds from issuance of notes payable................    19,976       26,720       22,858
  Proceeds from exercise of stock options................    12,894        6,783       20,498
  Proceeds from issuance of common stock.................    42,000        4,299           --
  Proceeds from issuance of stock put right..............        --           --        1,707
  Payments on long-term debt.............................   (87,632)     (27,381)     (17,555)
  Payments on notes payable..............................   (31,695)     (27,965)     (37,253)
  Dividends paid.........................................   (21,017)     (17,069)     (11,631)
  Purchase of treasury stock.............................   (15,304)      (4,450)          --
  Repurchase of preferred stock..........................   (28,313)          --           --
                                                           --------    ---------    ---------
          Net cash provided by financing activities......    36,399      186,019      262,675
                                                           --------    ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents............................................      (506)      (5,572)      (1,364)
                                                           --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.....    72,656     (104,975)     170,530
Cash and cash equivalents at beginning of year...........   104,921      209,896       39,366
                                                           --------    ---------    ---------
Cash and cash equivalents at end of year.................  $177,577    $ 104,921    $ 209,896
                                                           ========    =========    =========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

 1. ORGANIZATION AND BACKGROUND

     ICN Pharmaceuticals, Inc. and Subsidiaries ("the Company") was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. ("Biomedicals") (collectively, the "Predecessor Companies"), in a transaction accounted for using the purchase method of accounting (the "Merger"). The Company is a global research based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research, and diagnostic products and provides radiation monitoring services.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies are recorded at the lower of cost or fair value. The accompanying consolidated financial statements reflect the elimination of all significant intercompany account balances and transactions.

     Effective November 26, 1998, the Company's equity ownership for ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavian Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, currently estimated to be zero. The Company will account for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in Yugoslavia in 1999. See Note 14.

     Cash and Cash Equivalents: Cash equivalents include repurchase agreements, certificates of deposit, money market funds, and municipal debt securities which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At December 31, 1999 and 1998, cash equivalents totaled $159,544,000 and $77,241,000, respectively.

     Marketable Securities: The Company classifies its investments as available for sale. Changes in market values are reflected as unrealized gains and losses, calculated on the specific identification method, in stockholders' equity. In 1998, upon the exchange and redemption of the Company's Bio Capital Holdings
5 1/2% Swiss Franc Exchangeable Certificates (the "New Certificates"), marketable securities previously held in trust for the payment of the New Certificates became available to the Company and were sold, resulting in a gain of $1,993,000.

     Allowance for Doubtful Accounts: The Company evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect the Company's future collections experience.

     Inventories: Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis. The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost and the remaining shelf life of goods on hand.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     Property, Plant and Equipment: Property, plant and equipment is stated at cost. The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7 - 50 years, machinery and equipment from 3 - 30 years, furniture and fixtures from 3 - 15 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease.

     The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income.

     The Company capitalizes interest on borrowed funds during construction periods as part of the cost of the related asset. During 1998, the Company capitalized interest of $3,540,000; no interest was capitalized in 1999.

     Goodwill and Intangibles: The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheets as goodwill and intangibles. Intangible assets also include acquired product rights. Goodwill and intangibles amortization periods range from 5 to 20 years depending upon the nature of the business or product acquired. The Company periodically evaluates the carrying value of goodwill and intangibles including the related amortization periods. In evaluating goodwill, the Company determines whether there has been an impairment and the amount thereof, if any, by comparing the undiscounted future operating income of the acquired business with the carrying value of the goodwill. In evaluating acquired product rights and other intangible assets, the Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the product line with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis. Based on its review, the Company does not believe that any impairment of its goodwill and intangibles has occurred.

     As of December 31, 1999 and 1998, goodwill and intangibles included the following:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Goodwill...............................................  $ 73,943    $ 69,741
Acquired product rights................................   436,380     423,813
Other intangible assets................................    13,952      11,811
                                                         --------    --------
                                                          524,275     505,365
Accumulated amortization...............................   (67,824)    (41,112)
                                                         --------    --------
                                                         $456,451    $464,253
                                                         ========    ========

     Notes Payable: The Company classifies various borrowings with initial terms of one year or less as notes payable. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1999 and 1998 was approximately 7.4% and 8.5%, respectively.

     Revenue Recognition: Revenues and related cost of product sales are recorded at the time of shipment or as services are performed, provided that collection of the revenue is reasonably assured.

     Foreign Currency Translation: The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

economies are remeasured into U.S. dollars at end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. Recorded losses from foreign exchange translation and transactions were $11,823,000, $80,501,000 and $12,790,000 for 1999, 1998 and
1997, respectively.

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

     Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities and are presented as a component of stockholders' equity.

     The balance of accumulated other comprehensive income at December 31, 1999 and 1998 consists of accumulated foreign currency translation adjustments. None of the components of other comprehensive income have been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

     Per Share Information: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding. In computing diluted earnings per share, the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt or preferred stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

     The Company's Board of Directors declared a quarterly cash distribution of $0.07 per share for each fiscal quarter of 1999 (including the fourth quarter 1999 distribution declared in January 2000). During 1998, the Company's Board of Directors declared a quarterly cash dividend or distribution of $0.06 per share for each fiscal quarter (including the fourth quarter 1998 distribution declared in January 1999). During 1997, the Company's Board of Directors declared quarterly cash distributions and dividends for each quarter, totaling $0.21 per share.

     Stock-Based Compensation: The Company has adopted the disclosure only provisions of SFAS No. 123 for stock options issued to employees. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board No. 25.

     Reclassifications: Certain prior year items have been reclassified to conform with the current year presentation, with no effect on previously reported net income or stockholders' equity.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

 3. ACQUISITIONS

     MultiPharma -- Effective September 1, 1999, the Company acquired a chain of 88 retail outlets in Moscow and St. Petersburg, Russia, for consideration of $7,644,000. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company. Goodwill of $3,141,000 was recorded in connection with the acquisition and is being amortized over a 15 year estimated useful life.

     Fuzio-Pharma Rt. -- Effective January 1, 1999, the Company acquired 97% of Fuzio-Pharma Rt., a Hungarian distributor of pharmaceutical products with both wholesale distribution and retail pharmacy operations, for approximately $2,230,000. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company. Goodwill of $1,335,000 was recorded in connection with this acquisition and is being amortized over a 15 year estimated useful life.

     The following table presents unaudited consolidated pro forma financial information for the twelve months ended December 31, 1999 and 1998, as though the above acquisitions made in 1999 had occurred on January 1, 1998 (in thousands, except per share data):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        1999         1998
                                                      --------    -----------
                                                            (UNAUDITED)
Revenues............................................  $758,247    $   915,838
Income (loss) before provision for income taxes and
  minority interest.................................   138,409       (407,367)
Net income (loss)...................................   117,231       (364,647)
Basic earnings (loss) per share.....................  $   1.51    $     (4.95)

     The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on January 1, 1998. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might be achieved from the combined operations.

     The Company has allocated the purchase price of the acquired businesses first to the identifiable assets acquired based upon estimated fair values and the liabilities assumed at estimated present values. A summary of the purchase price allocation of the 1999 acquisitions is as follows (in thousands):

Current assets..............................................  $ 11,549
Property, plant and equipment...............................     9,029
Other non-current assets....................................       223
Goodwill....................................................     4,476
Current liabilities.........................................   (15,600)
Long-term liabilities.......................................       (91)
                                                              --------
          Total purchase price, net of cash acquired of
            $288............................................  $  9,586
                                                              ========

     Product Acquisitions -- The Company acquired the rights to certain products from several companies for total consideration of $14,212,000. None of the above product acquisitions are material to the financial results of the Company.

 4. RELATED PARTY TRANSACTIONS

     In June 1996, the Company made a short-term loan to the Chairman and CEO in the amount of $3,500,000 for certain personal obligations. During August 1996, this amount was repaid to the Company. In

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

 5. CONCENTRATIONS OF CREDIT RISK

     The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions and limits the amount of credit exposure to any one financial institution. The Company's cash and cash equivalents and restricted cash include $160,000,000 and $109,000,000, at December 31, 1999 and 1998, respectively, held in time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions.

 6. INCOME TAXES

     Pretax income (loss) from continuing operations before minority interest for each of the years ended December 31, consists of the following (in thousands):

                                              1999        1998         1997
                                            --------    ---------    --------
Domestic..................................  $ 96,270    $(252,597)   $(21,886)
Foreign...................................    43,715     (142,484)    127,457
                                            --------    ---------    --------
                                            $139,985    $(395,081)   $105,571
                                            ========    =========    ========

     The income tax (benefit) provision for each of the years ended December 31, consists of the following (in thousands):

                                               1999        1998        1997
                                              -------    --------    --------
Current
  Federal...................................  $ 6,206    $     --    $     --
  State.....................................      674         640         200
  Foreign...................................   15,469       9,566       7,440
                                              -------    --------    --------
                                               22,349      10,206       7,640
Deferred
  Federal...................................    8,779     (11,409)    (31,375)
  State.....................................    1,199          --          --
  Foreign...................................   (3,331)      3,186      (4,001)
                                              -------    --------    --------
                                                6,647      (8,223)    (35,376)
                                              -------    --------    --------
                                              $28,996    $  1,983    $(27,736)
                                              =======    ========    ========

     The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options. The 1999 tax benefit of $5,173,000 was credited directly to additional capital and the 1998 and 1997 tax benefit amounts of $5,845,000 and $6,703,000, respectively, have been included in the valuation allowance.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     The primary components of the Company's net deferred tax asset at December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999        1998
                                                         --------    --------
Deferred tax assets:
  NOL carryforwards....................................  $ 73,719    $100,840
  Capital loss carryforward............................    25,458      18,988
  Inventory and other reserves.........................     8,809      14,514
  Tax credit carryforwards.............................     1,544         947
  Other................................................     8,188       5,674
  Valuation allowance..................................   (36,626)    (55,938)
                                                         --------    --------
     Total deferred tax asset..........................    81,092      85,025
                                                         --------    --------
Deferred tax liabilities:
  Other................................................    (9,507)     (7,092)
                                                         --------    --------
     Total deferred tax liability......................    (9,507)     (7,092)
                                                         --------    --------
          Net deferred tax asset.......................  $ 71,585    $ 77,933
                                                         ========    ========

     In connection with the merger in 1994, the Company acquired approximately $226,000,000 of net operating loss carryforwards ("NOLs"). Included in the total acquired NOLs were $191,000,000 of domestic NOLs and $35,000,000 of foreign NOLs. Internal Revenue Service Code Section 382 imposes an annual limitation on the availability of domestic NOLs that can be used to reduce taxable income after certain substantial ownership changes of a corporation. Consequently, the Company's annual limitation on utilization of the acquired domestic NOLs is approximately $33,000,000 per year.

     At December 31, 1999, the Company has domestic and foreign NOLs of approximately $189,000,000 and $16,600,000, respectively and a capital loss carryforward of $72,736,000. The Company's NOLs begin to expire in the year 2000 and the capital loss carryforward expires in the year 2003.

     In 1999, the valuation allowance primarily relates to the deduction for the write-off of ICN Yugoslavia and a $12,548,000 tax benefit from the exercise of stock options included in the NOL carryforward. Upon realization, the $12,548,000 tax benefit of stock options included in the NOL carryforward will be added to additional capital. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                                          1999    1998    1997
                                                          ----    ----    ----
Statutory rate..........................................   35%    (35)%    35%
Foreign source income taxed at lower effective rates:
  Yugoslavia............................................   --      15     (17)
  Russia................................................    1       3      (5)
  Hungary...............................................    5      --      (2)
  China.................................................    1      --      --
  Latin America and Puerto Rico.........................   (5)     --      --
  Other Countries.......................................   --      (1)     (4)
Change in valuation allowance...........................  (18)      5     (33)
Basis difference in Yugoslavia..........................   --      14      --
Other, net..............................................    2      --      --
                                                          ---     ---     ---
Effective rate..........................................   21%      1%    (26)%
                                                          ===     ===     ===

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

     In Hungary, the Company benefited from a tax holiday, which expired on December 31, 1998.

     In 1998 and 1997, the Company received the benefit of certain favorable tax laws in Yugoslavia that resulted in income taxes at a rate lower than the 25% Yugoslavian statutory rate. Under Yugoslavian law, taxable earnings attributed to foreign investment are exempt from taxation for a five-year period. Accordingly, 75% of ICN Yugoslavia's taxable income, the Company's ownership in ICN Yugoslavia, was exempt from taxation for the five years ended December 31, 1996. Also in Yugoslavia, the Company received a tax credit for capital investments, which may include short-term government bonds and property and equipment, which can only be used in the year in which the investment is made. Effective January 1, 1997, additional changes in the Yugoslavian tax law resulted in benefits to the Company in the form of a reduction in taxes otherwise payable as a result of its foreign investment in ICN Yugoslavia.

     ICN Hungary generated tax loss carryforwards in 1999 and in 1998. In 1998, the Company's Russian subsidiaries also generated deferred income tax assets, primarily related to bad debt reserves. Management believes that it is more likely than not that these future tax benefits will not be realized prior to expiration as a result of the seizure of ICN Yugoslavia and the economic crisis affecting Eastern Europe. Accordingly, the Company recorded a valuation allowance against these loss carryforwards and deferred income tax assets, resulting in no tax benefit being recorded in 1999 and 1998.

     In 1999 and 1998, the provision for income taxes includes a deferred tax benefit of $25,286,000 and $8,223,000, respectively, resulting from the recognition of certain deferred tax assets through the reduction of the related valuation allowance. During 1998, the Company acquired certain product rights from Roche and SKB and in 1998 its partner, Schering-Plough, received FDA approval to market Rebetron(TM) for which the Company will receive royalties. These new products and royalties are expected to generate future taxable income that resulted in a deferred tax benefit related to the release of a portion of the valuation allowance. Additionally, the Company has announced its intention to dispose of its Biomedicals business which

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

management expects will result in a net capital gain. The capital gain will result in a future tax benefit because a portion of the capital loss carryforwards can be utilized to offset the expected future gain.

     During 1999, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 1999, is approximately $186,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

 7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      1999        1998         1997
                                                    --------    ---------    --------
Income:
  Net income (loss)...............................  $118,626    $(352,074)   $113,924
  Dividends and accretion on preferred stock......        --          (34)     (5,651)
                                                    --------    ---------    --------
  Numerator for basic earnings per share -- income
     available to common stockholders.............   118,626     (352,108)    108,273
  Effect of dilutive securities:
     8 1/2% Convertible Subordinated Notes........        --           --       9,328
     Other dilutive securities....................        (5)          --         160
                                                    --------    ---------    --------
  Numerator for diluted earnings per
     share -- income available to common
     stockholders after assumed conversions.......  $118,621    $(352,108)   $117,761
                                                    ========    =========    ========
Shares:
  Denominator for basic earnings per
     share -- weighted-average shares
     outstanding..................................    77,833       73,637      55,965
  Effect of dilutive securities:
     Employee stock options.......................     2,680           --       3,033
     Series C Convertible Preferred Stock.........        --           --       1,266
     Series D Convertible Preferred Stock.........       599           --          --
     8 1/2% Convertible Subordinated Notes........        --           --       6,744
     Other dilutive securities....................       977           --       2,642
                                                    --------    ---------    --------
  Dilutive potential common shares................     4,256           --      13,685
                                                    --------    ---------    --------
  Denominator for diluted earnings per share --
     adjusted weighted-average shares and assumed
     conversions..................................    82,089       73,637      69,650
                                                    ========    =========    ========
Basic earnings (loss) per share...................  $   1.52    $   (4.78)   $   1.93
                                                    ========    =========    ========
Diluted earnings (loss) per share.................  $   1.45    $   (4.78)   $   1.69
                                                    ========    =========    ========

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

8. DETAIL OF CERTAIN ACCOUNTS

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
ACCOUNTS RECEIVABLE, NET:
  Trade accounts receivable............................  $206,766    $202,589
  Royalties receivable.................................    34,725       8,342
  Other receivables....................................    16,958      17,818
                                                         --------    --------
                                                          258,449     228,749
  Allowance for doubtful accounts......................   (26,547)    (48,748)
                                                         --------    --------
                                                         $231,902    $180,001
                                                         ========    ========
INVENTORIES, NET:
  Raw materials and supplies...........................  $ 32,683    $ 33,915
  Work-in-process......................................    12,610      13,372
  Finished goods.......................................    99,429      90,846
                                                         --------    --------
                                                          144,722     138,133
  Allowance for inventory obsolescence.................    (7,960)    (11,588)
                                                         --------    --------
                                                         $136,762    $126,545
                                                         ========    ========
PROPERTY, PLANT AND EQUIPMENT, NET:
  Land.................................................  $ 18,869    $ 17,678
  Buildings............................................   146,402     124,402
  Machinery and equipment..............................   184,230     152,037
  Furniture and fixtures...............................    20,588      19,372
  Leasehold improvements...............................     5,964       3,341
                                                         --------    --------
                                                          376,053     316,830
  Accumulated depreciation and amortization............   (77,122)    (57,455)
  Construction in progress.............................    33,429      68,381
                                                         --------    --------
                                                         $332,360    $327,756
                                                         ========    ========

             At December 31, 1999 and 1998, construction in progress includes costs incurred to date for the construction of a new pharmaceutical factory at the Company's Rzeszow, Poland facility and other plant expansion projects.

                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
ACCRUED LIABILITIES:
  Payroll and related items..............................  $13,397    $11,505
  Interest...............................................   14,287     13,726
  Other..................................................   38,501     35,413
                                                           -------    -------
                                                           $66,185    $60,644
                                                           =======    =======

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

 9. DEBT

     Long-term debt consists of the following (in thousands):

                                                           1999        1998
                                                         --------    --------
9 1/4% Senior Notes due 2005...........................  $275,000    $275,000
8 3/4% Senior Notes due 2008 (net of unamortized
  discount of $6,585)..................................   318,415     196,774
Hungarian mortgage notes, repaid in 1999...............        --       5,010
U.S. mortgages with fixed and variable interest at
  rates ranging from 7.1% to 8.9%; interest and
  principal payable monthly through 2022...............     3,081      10,753
Hungarian loans in U.S. dollars and various foreign
  currencies, repaid in 1999...........................        --      33,389
Other long-term debt due in various foreign currencies,
  with interest at rates ranging from 6.1% to 8.5%;
  interest and principal due in varying amounts through
  2006.................................................       777      17,979
                                                         --------    --------
                                                          597,273     538,905
Less current portion...................................       312      28,097
                                                         --------    --------
          Total long-term debt.........................  $596,961    $510,808
                                                         ========    ========

     In July 1999 and August 1998, the Company completed private placements of $125,000,000 and $200,000,000 principal amount, respectively, of its 8 3/4% Senior Notes due 2008 (the "8 3/4% Senior Notes"). Net proceeds to the Company, after discounts and costs of issuance, were $118,485,000 and $190,821,000, respectively. The 8 3/4% Senior Notes are subject in limited circumstances to redemption at the Company's option at any time prior to November 15, 2001, at 108.75% of their principal amount, plus accrued and unpaid interest. In connection with the private placement, the Company granted the purchasers of the 8 3/4% Senior Notes certain registration rights. The Company used a portion of the proceeds from the 1999 issuance for principal payments of certain long-term debt and short-term borrowings.

     In August 1997, the Company completed an underwritten public offering of $275,000,000 of its 9 1/4% Senior Notes Due 2005 (the "9 1/4% Senior Notes") for net proceeds of $265,646,000. The 9 1/4% Senior Notes are redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001, at specified redemption prices.

     The 8 3/4% Senior Notes and the 9 1/4% Senior Notes (together, the "Senior Notes") each are general unsecured obligations of the Company which rank pari passu in right of payment with all other unsecured senior indebtedness, and are senior to all subordinated indebtedness of the Company. Upon a change of control (as defined in the related indentures), the Company will be required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest thereon to the date of repurchase. Interest on the Senior Notes is payable semi-annually. The indentures governing the Senior Notes include certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets, or the Company's ability to consolidate or merge with another entity, subject to certain qualifications and exceptions.

     During 1998, SFr. 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock and the remainder of the New Certificates were redeemed for cash. Upon the exchange and redemption of the New Certificates, Danish bonds held in trust for the payment of the New Certificates, having a market value of approximately $22,958,000, became available to the Company and were sold. The exchange increased stockholders' equity by $25,337,000 and reduced long-term debt and accrued interest by $4,680,000.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     The Company has a mortgage totaling $3,081,000 payable in U.S. dollars, collateralized by certain real property of the Company having a net book value of $1,418,000 at December 31, 1999.

     Aggregate annual maturities of long-term debt are as follows (in thousands):

2000..............................................  $    312
2001..............................................       357
2002..............................................       157
2003..............................................       119
2004..............................................        81
Thereafter........................................   596,247
                                                    --------
          Total...................................  $597,273
                                                    ========

     The estimated fair value of the Company's debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $585,108,000 and $549,819,000 compared to its carrying value of $597,273,000 and $538,905,000 at December 31, 1999 and 1998,
respectively.

     The Company has short and long-term lines of credit, classified in notes payable, aggregating $7,639,000 under which borrowings of $687,000 were outstanding at December 31, 1999. The lines of credit provide for short-term borrowings and bear interest at variable rates based upon LIBOR (approximately 5.9% at December 31, 1999) or other indices.

10. PREFERRED STOCK

     In connection with the acquisition of rights to certain products from SmithKline Beecham plc ("SKB") in 1998, the Company issued 821 shares of its Series D Convertible Preferred Stock to SKB. Each share of the Series D Convertible Preferred Stock was initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to certain antidilution adjustments, and had a liquidation preference of $28,000 per share. Except under certain circumstances, SKB agreed not to sell the SKB Shares until November 4, 1999, unless the market price of the Company's common stock exceeded $50.00 per common share. In connection with the issuance of the SKB shares, the Company guaranteed SKB a price initially at $37.37 per common share, increasing at a monthly rate of $0.43 per share for twenty months. The Company agreed to pay SKB an additional amount in cash (or, under certain circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during the guarantee period ending in December 1999 and the then market value of the unsold SKB Shares did not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). In December 1999, the Company satisfied its obligation to SKB by repurchasing the 821 shares of Series D Convertible Preferred Stock for $28,313,000 in cash.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

                                              1999        1998         1997
                                            --------    ---------    --------
Net income (loss).........................  $109,876    $(359,757)   $110,426
Earnings (loss) per share -- basic........      1.41        (4.89)       1.87
Earnings (loss) per share -- diluted......      1.34        (4.89)       1.64

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                     1999      1998     1997
                                                    ------    ------    -----
Weighted-average life (years).....................     4.4       5.0      5.0
Volatility........................................      54%       56%      46%
Expected dividend per share.......................  $ 0.36    $ 0.36    $0.24
Risk-free interest rate...........................    5.40%     5.15%    6.33%
Weighted-average fair value of options granted....  $12.51    $19.54    $6.00

     The following table sets forth information relating to stock option plans during the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share data):

                                                      NUMBER OF   WEIGHTED AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------   ----------------
Shares under option, December 31, 1996..............    8,715          $12.09
  Granted...........................................    2,267           13.86
  Exercised.........................................   (1,870)          11.03
  Canceled..........................................     (192)          14.07
                                                       ------
Shares under option, December 31, 1997..............    8,920           12.68
  Granted...........................................    2,211           42.75
  Exercised.........................................     (634)          10.94
  Canceled..........................................     (144)          14.96
                                                       ------
Shares under option, December 31, 1998..............   10,353           18.97
  Granted...........................................    1,451           25.66
  Exercised.........................................   (1,148)          11.10
  Canceled..........................................     (288)          24.52
                                                       ------
Shares under option, December 31, 1999..............   10,368          $20.59
                                                       ======
Exercisable at December 31, 1997....................    5,643          $12.29
                                                       ======
Exercisable at December 31, 1998....................    6,841          $13.43
                                                       ======
Exercisable at December 31, 1999....................    6,962          $16.10
                                                       ======
Options available for grant at December 31, 1998....    1,433
                                                       ======
Options available for grant at December 31, 1999....      270
                                                       ======

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     The schedule below reflects the number of outstanding and exercisable options as of December 31, 1999 segregated by price range (in thousands, except per share data):

                              OUTSTANDING         EXERCISABLE
                           -----------------   -----------------
                                    WEIGHTED            WEIGHTED     WEIGHTED
                           NUMBER   AVERAGE    NUMBER   AVERAGE      AVERAGE
                             OF     EXERCISE     OF     EXERCISE    REMAINING
RANGE OF EXERCISE PRICES   SHARES    PRICE     SHARES    PRICE     LIFE (YEARS)
------------------------   ------   --------   ------   --------   ------------
    $ 2.91 to $13.67       4,415     $10.83    4,079     $10.59        4.7
     13.92 to  26.88       3,697      19.33    2,163      17.41        5.8
     27.61 to  46.25       2,256      41.77      720      43.30        8.2
                           ------              -----
                           10,368              6,962
                           ======              =====

     During 1998, the Company extended by one year the term of options to purchase an aggregate of 304,000 shares of common stock which are held by four employees, including the Chairman and CEO and a director. The Company recorded compensation expense of $2,909,000 related to these options.

     In 1996, the Company acquired the net assets of the Siemens Dosimetry Service Division of Siemens Medical Systems, Inc. ("Siemens"), for 1,447,250 shares of the Company's common stock (the "Siemens Shares") plus other consideration. On December 23, 1996, Siemens sold the Siemens Shares to certain accounts over which an investment company exercised investment authority (collectively, the "Purchasers"), for $13.00 per share. In conjunction with and conditioned upon the consummation of the sale of the Siemens Shares, the Company entered into an agreement (the "Put Agreement") with the Purchasers pursuant to which the Company sold 150,000 additional shares of common stock for $1,950,000 (together with the Siemens Shares, the "Purchaser Shares") and sold to the Purchasers, for $3,200,000, the right to put (the "Put Right") 1,597,250 shares of common stock, valued at $23,120,000 at December 31, 1996, to the Company at $20 per share on January 10, 2000. The Put Agreement also entitled the Company to a portion of any proceeds from the sale of the Purchaser Shares in excess of the $20 per share put price. In 1997, the Purchaser sold substantially all shares subject to the Put Right and the Put Right expired entirely; the $23,120,000 value of the Purchaser Shares was added to the Company's stockholders' equity. In addition, the Company received a cash payment from the Purchasers, which was also added to stockholders' equity.

     Stock repurchase plan: In 1998, the Company's Board of Directors authorized two stock repurchase programs. The first repurchase program authorized the Company to repurchase up to $10,000,000 of its outstanding common stock. The second authorized the Company to initiate a long-term repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In executing the repurchase programs, the Company is limited by certain covenants contained in the indentures relating to the Company's Senior Notes. In the indentures, the Company is permitted to repurchase up to $10,000,000 of its common stock under the first program; however, repurchases under the second program will only be permitted as the Company generates cumulative net income, as provided for in the indentures. In 1998, the Company repurchased an aggregate of 200,000 shares of its common stock for $4,450,000. In March 1999, the Company repurchased additional shares of 223,967 of its common stock for $5,550,000, completing its first stock repurchase program. In December 1999, the Company repurchased additional shares of 390,200 of its common stock for $9,754,000, initiating the second stock repurchase program.

     During 1999, the Company sold certain put options to an independent third party; the proceeds were used to purchase call options from the same party in a private placement transaction not requiring any net cash outlay at the time. The put options and the corresponding call options each expire from August 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company has a maximum potential obligation under the put options to purchase 2,380,953

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net shares issuable in settlement of the put options are considered outstanding for the purpose of computing diluted earnings per share, based upon the market price of the Company's common stock on December 31, 1999. The net settlement obligation of the Company was approximately $7,200,000 or 285,714 shares at year-end 1999.

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

     Long-term Incentive Plan: The Company has a long-term incentive plan, which provides for the issuance of shares of the Company's common stock to senior executives. Shares issued under the long-term incentive plan are restricted and vest over a four-year period. In 1999, no shares were issued under the plan. In 1998, approximately 319,000 shares of the Company's common stock having a value of $10,466,000 were issued under this plan. Compensation expense for the value of the common shares issued is being recognized over the vesting period and is credited to additional capital. As of December 31, 1999, the unamortized compensation cost related to the restricted shares was $4,861,000.

     Contingently issuable shares: Effective October 1, 1998, the Company issued 2,883,871 shares of its common stock to Roche as part of the consideration for the rights to four pharmaceutical products. Under the terms of the agreement with Roche, the Company has guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. Should Roche sell any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. Should the market price of the Company's common stock be below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment to Roche in cash or, in certain circumstances, in additional shares of the Company's common stock. As of December 31, 1999, the Company's guarantee has been reduced to 500,000 shares of its common stock from the 2,883,871 shares originally issued to Roche. The aggregate guaranteed value of the shares held by Roche exceeds their market value by approximately $3,995,000 at the end of 1999 and the Company may be required to issue approximately 160,000 additional common shares in satisfaction of this agreement.

     Other: During 1999, the Company sold 2,041,498 shares of its common stock to Schering-Plough for $42,000,000. The sale was pursuant to the terms of the Stock Purchase Agreement made between the Company and Schering-Plough in 1995. See Note 16. In 1997, long-term debt of the Company having an aggregate carrying value of $124,060,000 was converted into 10,052,000 shares of the Company's common stock. In addition, the Company issued 812,000 shares of its common stock, having a value of $10,000,000, in settlement of litigation. The Company also issued 129,665 shares of its common stock, having a value of $1,875,000, in payment of a portion of the 6% annual dividend on the Series B Convertible Preferred Stock.

12. COMMITMENTS AND CONTINGENCIES

     On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court against the Company, the Chairman (Milan Panic) and one current and one former officer of the Company (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action concerns the status and disposition of the Company's 1994 new drug application for Virazole(R) as a monotherapy treatment for hepatitis C (the "NDA"). The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company.

     The Company has received subpoenas from a Grand Jury in the United States District Court for the Central District of California requesting the production of documents covering a broad range of matters over various time periods. The Company understands that the Company, Mr. Panic, two current senior executive officers, a former senior officer, a current employee, and a former employee of the Company are targets of the investigation. The Company also understands that a senior executive officer, a director, a former officer, a current employee and a former employee are subjects of the investigation. The United States Attorney's office has advised counsel for the Company that the areas of its investigation include disclosures made and not made concerning the NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that the NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. Panic of stock belonging to Company employees; and, with respect to Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. The Company has, and continues to, cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation. The United States Attorney's office has issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former officers and employees testified before the Grand Jury beginning in July 1998.

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

     The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits and the Grand Jury investigation cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     Product Liability Insurance: The Company is currently self-insured with respect to product liability claims and could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the results of operations and cash flows of the Company.

     Benefits Plans: The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company's expense related to such defined contribution plan was not material in 1999, 1998 and 1997.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     Other: Milan Panic, the Company's Chairman of the Board and Chief Executive Officer, is employed under a contract expiring December 31, 2002 that provides for, among other things, certain health and retirement benefits. The contract is automatically extended at the end of each term for successive one year periods unless either the Company or Mr. Panic terminates the contract upon six months prior written notice. Mr. Panic, at his option, may provide consulting services upon his retirement and will be entitled, when serving as a consultant, to participate in the Company's medical and dental plans. The consulting fee shall not at any time exceed the annual compensation as adjusted, paid to Mr. Panic. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments.

     The Company has employment agreements with seven key executives which contain "change in control" benefits. Upon a "change in control" of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary and other benefits.

13. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     The Company is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research, and diagnostic products and provides radiation monitoring services. The Company is organized and operates in the Pharmaceuticals group and the Biomedicals group. The Pharmaceuticals group produces and markets a variety of pharmaceutical products worldwide and derives royalty revenues from sales of certain of its products by a third party under a license agreement. The Biomedicals group markets research products and related services, immunodiagnostic reagents and instrumentation, and provides radiation monitoring services.

     In 1999, the principal markets for the Company's products were North America, Western and Central Europe, and Latin America, which represented approximately 36%, 27%, and 14%, respectively, of the Company's revenues for the year. Approximately 64%, 76%, and 82% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were generated from operations outside the United States. The Company's foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation, and other restrictive governmental actions.

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

     The Company is organized into business units on the basis of geographic region. In applying SFAS 131, these business units have been aggregated into seven reportable segments based on similar long-term economic characteristics. During 1999, the Company decided to manage its Central European businesses from the Western European headquarters in anticipation of the entry of Poland, Hungary and the Czech Republic into the European Union. As a result, the Company integrated ICN Hungary, ICN Czech Republic and ICN Poland into the Western and Central Europe segment, which were previously reported under the Other Eastern Europe segment. All amounts for 1998 and 1997 have been restated to conform with the current year presentation.

     The accounting policies of the segments are the same as those described in
Note 2. The Company evaluates segment performance based on income from operations, which excludes intersegment sales as well

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

as interest income and expense and foreign exchange gains and losses. The Company allocates amortization on the product rights acquired from Roche and SKB among the segments where the related revenues are reported; the unamortized cost of such acquired product rights is included in assets of the North America Pharmaceuticals segment.

     The tables below present information about reported segments and geographic data for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                               REVENUES                  OPERATING INCOME (LOSS)
                                    ------------------------------   -------------------------------
                                      1999       1998       1997       1999       1998        1997
                                    --------   --------   --------   --------   ---------   --------
Pharmaceuticals
  North America...................  $254,694   $182,778   $117,355   $174,015   $ 100,311   $ 48,453
  Western and Central Europe......   185,417    154,346    118,010     14,593      11,559     23,670
  Latin America...................   100,325     85,351     63,668     34,691      26,791     17,467
  Russia..........................    91,648    163,691    134,688      9,005       9,340     28,982
  Yugoslavia......................        --    141,740    225,530         --    (140,419)    60,235
  Asia, Africa, Australia.........    54,131     48,649     22,036     13,266      10,062      2,903
                                    --------   --------   --------   --------   ---------   --------
Total Pharmaceuticals.............   686,215    776,555    681,287    245,570      17,644    181,710
Biomedicals.......................    61,197     61,509     70,915      6,416       5,471      5,148
                                    --------   --------   --------   --------   ---------   --------
Consolidated revenues and segment
  operating income................  $747,412   $838,064   $752,202    251,986      23,115    186,858
                                    ========   ========   ========
Corporate expenses................                                     53,129     312,683     61,560
Interest income...................                                     (8,894)    (13,057)   (15,912)
Interest expense..................                                     55,943      38,069     22,849
Translation and exchange losses,
  net.............................                                     11,823      80,501     12,790
                                                                     --------   ---------   --------
Income (loss) before income taxes
  and minority interest...........                                   $139,985   $(395,081)  $105,571
                                                                     ========   =========   ========

     Operating income for 1999 did not include any revenues or expenses related to the Company's investment in ICN Yugoslavia. Operating income (loss) for 1998 includes the Eastern European charges totaling $440,820,000. These charges are included in Yugoslavia Pharmaceuticals ($173,508,000), Russia Pharmaceuticals ($11,770,000), Western and Central Europe Pharmaceuticals ($15,659,000), North America Pharmaceuticals ($3,150,000), and Biomedicals ($647,000). In addition, Eastern European charges of $236,086,000 (principally the write-off of the Company's investment in ICN Yugoslavia) are included in Corporate expenses.

                               DEPRECIATION AND AMORTIZATION        CAPITAL EXPENDITURES(1)
                               -----------------------------    -------------------------------
                                1999       1998       1997       1999        1998        1997
                               -------    -------    -------    -------    --------    --------
Pharmaceuticals
  North America..............  $14,487    $13,609    $ 7,284    $ 8,088    $  2,425    $ 57,921
  Western and Central
     Europe..................   16,672     10,993      5,040     10,111      22,082       4,926
  Latin America..............    8,549      5,563      2,014      3,198       2,366       1,727
  Russia.....................    4,544        104        246     12,636      41,803      17,923
  Yugoslavia.................       --      3,720      4,046         --      22,472      13,492
  Asia, Africa, Australia....    6,323      5,488        142        103          13         646
                               -------    -------    -------    -------    --------    --------
Total Pharmaceuticals........   50,575     39,477     18,772     34,136      91,161      96,635
Biomedicals..................    6,695      4,669      4,535      2,379       3,019       3,160
Corporate....................    8,232      6,950      5,446      9,124      16,101       6,602
                               -------    -------    -------    -------    --------    --------
                               $65,502    $51,096    $28,753    $45,639    $110,281    $106,397
                               =======    =======    =======    =======    ========    ========

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

---------------
(1) Includes noncash capital expenditures of $1,556, $-0- and $6,000 for 1999, 1998 and 1997, respectively.

                                                                 ASSETS
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Pharmaceuticals
  North America................................  $  516,231    $  519,920    $  333,698
  Western and Central Europe...................     218,577       226,436       177,426
  Latin America................................     100,118        66,486        30,191
  Russia.......................................     174,838       154,424       145,162
  Yugoslavia...................................          --            --       421,731
  Asia, Africa, Australia......................      98,402        79,274        25,735
                                                 ----------    ----------    ----------
Total Pharmaceuticals..........................   1,108,166     1,046,540     1,133,943
Biomedicals....................................      67,692        76,671        74,334
Corporate......................................     296,403       233,185       283,468
                                                 ----------    ----------    ----------
                                                 $1,472,261    $1,356,396    $1,491,745
                                                 ==========    ==========    ==========

  Geographic Data

                                       REVENUES                       LONG-LIVED ASSETS
                           --------------------------------    --------------------------------
                             1999        1998        1997        1999        1998        1997
                           --------    --------    --------    --------    --------    --------
United States............  $271,217    $199,234    $137,725    $500,981    $512,261    $343,900
Canada...................    19,799      18,960      20,824       3,289       3,345       3,602
Western and Central
  Europe.................   201,825     172,919     138,402     133,565     145,541     114,636
Latin America............   101,728      86,634      66,166      38,846      34,456       8,603
Russia...................    91,648     163,691     134,688      99,870      86,969      39,330
Yugoslavia...............        --     141,740     225,530          --          --     115,784
Asia, Africa,
  Australia..............    61,195      54,886      28,867      49,885      55,143       9,429
                           --------    --------    --------    --------    --------    --------
                           $747,412    $838,064    $752,202    $826,436    $837,715    $635,284
                           ========    ========    ========    ========    ========    ========

     Revenues are attributed to the countries based upon the country of domicile of the Company's subsidiary which made the sale, with the exception of certain sales exported from the United States into the Asia, Africa, and Australia region, where the sales are attributed to the region based upon the location of the customer. During 1997, sales to the Yugoslavian government and government-sponsored entities represented approximately 22% of the Company's total revenues. For 1999 and 1998, no customer accounted for 10% or more of the Company's revenues. Long-lived assets principally consist of property, plant, and equipment, acquired product rights, and goodwill.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

                     ICN YUGOSLAVIA SUMMARY BALANCE SHEET,
                        EXCLUDING INTERCOMPANY BALANCES
                            AS OF NOVEMBER 26, 1998
                           (UNAUDITED, IN THOUSANDS)

Cash........................................................  $ 22,101
Accounts receivable, net....................................    58,188
Notes receivable............................................    25,000
Inventories, net............................................    46,652
Other current assets........................................     8,153
Other long-term assets......................................   167,059
                                                              --------
                                                              $327,153
                                                              ========
Current liabilities.........................................  $ 39,167
Minority interest and long-term liabilities.................    52,696
Stockholders' equity........................................   235,290
                                                              --------
                                                              $327,153
                                                              ========

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     The following table represents the Consolidated Statements of Income of the Company, ICN Yugoslavia and the pro-forma results excluding ICN Yugoslavia for the years 1998 and 1997.

                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 1998                                     1997
                                --------------------------------------   --------------------------------------
                                                            EXCLUDING                                EXCLUDING
                                CONSOLIDATED   YUGOSLAVIA   YUGOSLAVIA   CONSOLIDATED   YUGOSLAVIA   YUGOSLAVIA
                                ------------   ----------   ----------   ------------   ----------   ----------
Net Revenues..................   $  838,064    $ 141,740    $ 696,324      $752,202      $225,530    $  526,672
Cost and expenses:
  Cost of product sales.......      353,600       80,430      273,170       351,978       117,210       234,768
  Selling, general and
     administrative...........      312,377       25,081      287,296       256,234        42,215       214,019
  Research and development....       20,835        3,140       17,695        18,692         5,870        12,822
  Eastern European charges....      440,820      408,798       32,022            --            --            --
                                 ----------    ---------    ---------      --------      --------    ----------
Total expenses................    1,127,632      517,449      610,183       626,904       165,295       461,609
                                 ----------    ---------    ---------      --------      --------    ----------
     Income (loss) from
       operations.............     (289,568)    (375,709)      86,141       125,298        60,235        65,063
Translation and exchange
  losses, net.................       80,501       23,865       56,636        12,790        12,602           188
Interest expense (income),
  net.........................       25,012         (630)      25,642         6,937       (10,786)       17,723
Provision (benefit) for income
  taxes.......................        1,983        1,029          954       (27,736)        1,440       (29,176)
Minority interest.............      (44,990)     (41,173)      (3,817)       19,383        15,111         4,272
                                 ----------    ---------    ---------      --------      --------    ----------
  Net income (loss)...........   $ (352,074)   $(358,800)   $   6,726      $113,924      $ 41,868    $   72,056
                                 ==========    =========    =========      ========      ========    ==========
  Basic earnings (loss)
     per share................   $    (4.78)                $    0.09      $   1.93                  $     1.19
                                 ==========                 =========      ========                  ==========
  Diluted earnings (loss) per
     share....................   $    (4.78)                $    0.09      $   1.69                  $     1.09
                                 ==========                 =========      ========                  ==========

     Through the first quarter of 1998, the majority of ICN Yugoslavia's domestic sales were made to the Yugoslavian government or government-funded entities. During early 1997, the Company established credit terms with the Yugoslavian government under which future receivables were interest-bearing with one year terms and payable in dinars, but fixed in dollar amounts. At December 31, 1997, the Company had approximately $145,431,000 of notes receivable from the Yugoslavian government under such terms. During the first quarter of 1998, the Company continued to make sales to the Yugoslavian government and government-sponsored entities under similar fixed dollar terms in order to reduce the Company's exposure to losses resulting from exchange rate fluctuations. In the second quarter of 1998, the Yugoslavian government defaulted on its obligations to the Company on $176,204,000 of accounts and notes receivable. As a result of the government's default and the suspension of sales to the government, the Company recorded a $173,440,000 charge against earnings at ICN Yugoslavia in the second quarter of 1998. The charge is included in Eastern European Charges ($165,646,000), cost of product sales ($3,667,000), and interest income ($4,127,000) in the accompanying consolidated statements of income. The charge consists of a $151,204,000 reserve for losses on notes receivable (including accrued interest), reserves of $7,757,000 for losses on accounts receivable from government-sponsored entities, and a $14,479,000 write-down of the value of certain related investments and assets.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     In the third quarter of 1998 ICN Yugoslavia recorded a charge for losses on accounts receivable of $7,862,000 as a result of the Russian economic situation. See Note 15.

15. ICN RUSSIA

     The Company's Russian operations generated 12%, 20%, and 18% of the Company's total revenues for the years 1999, 1998 and 1997, respectively.

     Russia continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the ruble continues to devalue, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     Since August 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 20.7 rubles to $1 at December 31, 1998 and has further declined to a rate of 27.5 rubles to $1 at December 31, 1999. As a result of these declines in the ruble exchange rate, the Company recorded translation and exchange losses of $53,848,000 and $6,738,000 related to its Russian operations during 1998 and 1999, respectively. As of December 31, 1999, ICN Russia had a net monetary asset position of approximately $15,427,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur.

     The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience liquidity problems as monetary policy has limited the money supply, and Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which has led to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have affected, and may continue to affect, sales and gross margins in the Company's Russian operations. As a result of the Russian economic situation, the Company recorded a charge in 1998 of $42,289,000, representing reserves for accounts receivable of $37,873,000, the write-off of certain investments of $2,011,000, and a reduction in the value of certain inventories of $2,405,000.

16. AGREEMENT WITH SCHERING-PLOUGH CORPORATION

     On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "License Agreement") and a Stock Purchase Agreement (the "Agreement") with Schering-Plough Corporation ("Schering-Plough"). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (HCV) in combination with Schering-Plough's alpha interferon. The License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole(R). In addition, Schering-Plough was obligated to purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering-Plough is responsible for all clinical developments worldwide. In 1998, the Company sold to Schering-Plough its right to co-market oral ribavirin for the treatment of HCV in the European Union, in exchange for increased royalty rates on sales of ribavirin worldwide. In addition, the Company received a one-time payment of $16,500,000 from Schering-Plough in consideration for the sale to Schering-Plough of the additional marketing rights in the European Union, in settlement of past royalties, and as reimbursement

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union.

     In February and December 1999, Schering-Plough purchased 1,141,498 and 900,000 shares of the Company's common stock for $27,000,000 and $15,000,000, respectively.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

     The following table sets forth the amounts of interest and income taxes paid during 1999, 1998 and 1997 (in thousands):

                                                               1999       1998       1997
                                                              -------    -------    -------
Interest paid (net of amounts capitalized of $-0-, $3,540,
  and $5,419 in 1999, 1998, and 1997, respectively).........  $52,165    $34,240    $11,750
                                                              =======    =======    =======
Income taxes paid...........................................  $21,049    $15,207    $ 4,543
                                                              =======    =======    =======

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                      ----------------------
                                        BALANCE AT    CHARGED TO    CHARGED                    BALANCE
                                        BEGINNING     COSTS AND     TO OTHER                   AT END
                                        OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
                                        ----------    ----------    --------    ----------    ---------
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts.....   $48,748       $  2,291      $4,155(1)  $ (28,647)     $26,547
                                         =======       ========      ======     =========      =======
  Allowance for inventory
     obsolescence.....................   $11,588       $  5,880      $1,020(1)  $ (10,528)     $ 7,960
                                         =======       ========      ======     =========      =======
  Deferred tax asset valuation
     allowance........................   $55,938       $(19,312)     $   --     $      --      $36,626
                                         =======       ========      ======     =========      =======
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts.....   $11,999       $ 53,189      $9,849(1)  $ (26,289)     $48,748
                                         =======       ========      ======     =========      =======
  Allowance for losses on notes
     receivable.......................   $    --       $151,204      $   --     $(151,204)     $    --
                                         =======       ========      ======     =========      =======
  Allowance for inventory
     obsolescence.....................   $11,476       $  6,674      $  369(1)  $  (6,931)     $11,588
                                         =======       ========      ======     =========      =======
  Deferred tax asset valuation
     allowance........................   $23,077       $ 32,861      $   --     $      --      $55,938
                                         =======       ========      ======     =========      =======
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts.....   $ 8,870       $  4,021      $1,901(1)  $  (2,793)     $11,999
                                         =======       ========      ======     =========      =======
  Allowance for inventory
     obsolescence.....................   $10,153       $  3,342      $  600(1)  $  (2,619)     $11,476
                                         =======       ========      ======     =========      =======
  Deferred tax asset valuation
     allowance........................   $55,769       $(32,692)     $   --     $      --      $23,077
                                         =======       ========      ======     =========      =======

---------------
(1) These amounts represent acquisition-date balances of allowances for doubtful receivables and reserves for inventory obsolescence of acquired companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item is set forth under the captions "Information Concerning Nominees and Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed in connection with the Company's 2000 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference.

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

3. EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Amended and Restated Certificate of Incorporation of
              Registrant, previously filed as Exhibit 3.1 to Registration
              Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated
              November 10, 1994, of ICN Pharmaceuticals, Inc., SPI
              Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN
              Merger Corp. previously filed as Exhibit 4.1 to Registration
              Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
     3.3      Bylaws of the Registrant previously filed as Exhibit 3.2 to
              Registration Statement No. 33-84534 on Form S-4, which is
              incorporated herein by reference.
     3.4      Form of Rights Agreement, dated as of November 2, 1994,
              between the Registrant and American Stock Transfer & Trust
              Company, as trustee, previously filed as Exhibit 4.3 to the
              Company's Registration Statement on Form 8-A, dated November
              10, 1994, which is incorporated herein by reference.
    10.1      Indenture, dated as of August 14, 1997, by and among ICN and
              United States Trust Company of New York, relating to
              $275,000,000 9 1/4% Senior Notes due 2005, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1997, which is
              incorporated herein by reference.*
    10.2      Indenture, dated as of August 20, 1998, by and among ICN and
              United States Trust Company of New York, relating to
              $200,000,000 8 3/4% Senior Notes due 2008, previously filed as Exhibit 4.2 to the Company's Registration Statement No.
              333-63721 on Form S-4, which is incorporated herein by
              reference.*
    10.3      Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company's Registration Statement No.
              333-63721 on Form S-4, which is incorporated herein by
              reference.
    10.4      Application for Registration, Foundation Agreement, Joint
              Venture -- ICN Oktyabr previously filed as Exhibit 10.46 to
              ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the
              year ended December 31, 1992, which is incorporated herein by reference.
    10.5      Charter of the Joint Stock Company -- ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual
              Report on Form 10-K for the year ended December 31, 1992,
              which is incorporated herein by reference.
    10.6      Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to
              ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for
              the year ended November 30, 1989, which is incorporated
              herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.7      Amendment to Employment Contract between ICN
              Pharmaceuticals, Inc., and Milan Panic, dated September 6,
              1995 previously filed as Exhibit 10.29 to ICN
              Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the
              year ended December 31, 1995, which is incorporated herein by reference.
    10.8      Amendment to Employment Contract between ICN
              Pharmaceuticals, Inc., and Milan Panic, to be filed by
              amendment.
    10.9      Agreement among ICN Pharmaceuticals, Inc., SPI
              Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
              Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
              the year ended on December 31, 1992, which is incorporated herein by reference.
    10.10     Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and
              John Giordani, dated March 18, 1993 previously filed as
              Exhibit 10.3 to Registration Statement No. 33-84534 on Form
              S-4 dated September 28, 1994, which is incorporated herein by reference.
    10.11     Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals,
              Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated
              March 18, 1993 previously filed as Exhibit 10.4 to
              Registration Statement No. 33-84534 on Form S-4 dated
              September 28, 1994, which is incorporated herein by
              reference.
    10.12     Agreement among ICN Pharmaceuticals, Inc., SPI
              Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
              Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
              the year ended December 31, 1992, which is incorporated
              herein by reference.
    10.14     Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, filed herewith.
    10.15     Agreement among ICN Pharmaceuticals, Inc., SPI
              Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
              Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
              the year ended December 31, 1992, which is incorporated
              herein by reference.
    10.16     Agreement between ICN Pharmaceuticals, Inc. and Richard A.
              Meier dated December 31, 1998, previously filed as Exhibit
              10.16 to the Registrant's Form 10-K for the year ended
              December 31, 1998, which is incorporated herein by
              reference.
    10.17     ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock
              Option Plan, previously filed as Exhibit 10.56 to ICN
              Pharmaceuticals, Inc.'s Form 10-K for the year ended
              December 31, 1992, which is incorporated herein by
              reference.
    10.18     ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan,
              previously filed as Exhibit 10.57 to ICN Pharmaceuticals,
              Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1992, which is incorporated herein by
              reference.
    10.19     ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
    10.20     ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
    10.21     Exclusive License and Supply Agreement between ICN
              Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July
              28, 1995 previously filed as Exhibit 10 to ICN
              Pharmaceuticals, Inc.'s Amendment 3 to the Quarterly Report
              on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.22     Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to
              ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for
              the year ended December 31, 1996, which is incorporated
              herein by reference.
    10.24     Form of Asset Purchase Agreement by and between Hoffman-La
              Roche Inc., a New Jersey corporation, and ICN
              Pharmaceuticals, Inc., a Delaware corporation, dated as of
              October 30, 1997, previously filed as Exhibit 10.1 to ICN
              Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1997, which is incorporated herein by reference.
    10.25     Form of Asset Purchase Agreement by and between Roche
              Products Inc., a Panamanian corporation, and ICN
              Pharmaceuticals, Inc., a Delaware corporation, dated as of
              October 30, 1997, previously filed as Exhibit 10.2 to ICN
              Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1997, which is incorporated herein by reference.
    10.26     Form of Asset Purchase Agreement by and between Syntex
              (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a
              Delaware corporation, and ICN Pharmaceuticals, Inc., a
              Delaware corporation, dated as of October 30, 1997,
              previously filed as Exhibit 10.3 to ICN Pharmaceuticals,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997, which is incorporated herein by
              reference.
    10.27     Agreement for the Sale and Purchase of a Portfolio of
              Pharmaceutical, OTC and Consumer Healthcare Products between
              SmithKline Beecham plc and ICN Pharmaceuticals, Inc.,
              previously filed as Exhibit 10.22 to ICN Pharmaceuticals,
              Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1997, which is incorporated herein by
              reference.
    10.28     Asset Purchase Agreement dated October 2, 1998 by and
              between F. Hoffmann-LaRoche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998, which is incorporated herein by
              reference.
    10.31     ICN Pharmaceuticals, Inc. Executive Long Term Incentive
              Plan, previously filed as Exhibit 10.1 to ICN
              Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
              the quarterly period ended June 30, 1998, which is
              incorporated herein by reference.
    10.32     Amendment to Exclusive License and Supply Agreement between
              ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., to be
              filed by amendment.
    21.       Subsidiaries of the Registrant.
    23.       Consent of PricewaterhouseCoopers LLP, independent
              accountants.
    27.       Financial Data Schedule.

---------------
* None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ICN PHARMACEUTICALS, INC.

Date: March 30, 2000

                                          By         /s/ MILAN PANIC
                                            ------------------------------------
                                                        Milan Panic,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   /s/ MILAN PANIC                     Chairman of the Board and   Date: March 30, 2000
-----------------------------------------------------   Chief Executive Officer
                     Milan Panic

                /s/ RICHARD A. MEIER                    Executive Vice President   Date: March 30, 2000
-----------------------------------------------------     and Chief Financial
                  Richard A. Meier                              Officer

               /s/ NORMAN BARKER, JR.                           Director           Date: March 30, 2000
-----------------------------------------------------
                 Norman Barker, Jr.

               /s/ DAVID H. BATCHELDER                          Director           Date: March 30, 2000
-----------------------------------------------------
                 David H. Batchelder

                   /s/ BIRCH BAYH                               Director           Date: March 30, 2000
-----------------------------------------------------
                 Senator Birch Bayh

                 /s/ ALAN F. CHARLES                            Director           Date: March 30, 2000
-----------------------------------------------------
                   Alan F. Charles

                 /s/ ROGER GUILLEMIN                            Director           Date: March 30, 2000
-----------------------------------------------------
            Roger Guillemin, M.D., Ph.D.

                   /s/ ADAM JERNEY                     President, Chief Operating  Date: March 30, 2000
-----------------------------------------------------      Officer, Director
                     Adam Jerney

                /s/ WELDON B. JOLLEY                            Director           Date: March 30, 2000
-----------------------------------------------------
               Weldon B. Jolley, Ph.D.

                /s/ ANDREI V. KOZYREV                           Director           Date: March 30, 2000
-----------------------------------------------------
                  Andrei V. Kozyrev

               /s/ JEAN-FRANCOIS KURZ                           Director           Date: March 30, 2000
-----------------------------------------------------
                 Jean-Francois Kurz

                  /s/ THOMAS LENAGH                             Director           Date: March 30, 2000
-----------------------------------------------------
                    Thomas Lenagh

                  /s/ STEPHEN MOSES                             Director           Date: March 30, 2000
-----------------------------------------------------
                    Stephen Moses

                  /s/ MICHAEL SMITH                             Director           Date: March 30, 2000
-----------------------------------------------------
                Michael Smith, Ph.D.

                /s/ ROBERTS A. SMITH                            Director           Date: March 30, 2000
-----------------------------------------------------
               Roberts A. Smith, Ph.D.

                /s/ RICHARD W. STARR                            Director           Date: March 30, 2000
-----------------------------------------------------
                  Richard W. Starr

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE NO.
-------                                                                 --------
10.14     Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, filed herewith.........................
  21.     Subsidiaries of the Registrant..............................
  23.     Consent of PricewaterhouseCoopers LLP Independent
          Accountants.................................................
  27.     Financial Data Schedule.....................................