Form 10-K/A
period 1999-12-31
ICN PHARMACEUTICALS INC
filed 2000-04-28
CIK 930184

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


                            ICN PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                               33-0628076
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


3300 HYLAND AVENUE, COSTA MESA, CALIFORNIA                         92626
------------------------------------------                  -------------------
 (Address of principal executive offices)                       (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 545-0100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                        NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                         WHICH REGISTERED
------------------------------------------------------  ------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                                    PART II

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

                                                              REVENUE
                                                 ----------------------------------
                                                   1999         1998         1997
                                                 --------     --------     --------
         REVENUES:
           Pharmaceuticals
              North America .................    $254,694     $182,778     $117,355
              Western and Central Europe(1) .     185,417      154,346      118,010
              Latin America .................     100,325       85,351       63,668
              Russia ........................      91,648      163,691      134,688
              Yugoslavia ....................          --      141,740      225,530
              Asia, Africa, Australia .......      54,131       48,649       22,036
                                                 --------     --------     --------
                   Total Pharmaceuticals ....     686,215      776,555      681,287
           Biomedicals ......................      61,197       61,509       70,915
                                                 --------     --------     --------
                   Total revenues ...........    $747,412     $838,064     $752,202
                                                 ========     ========     ========
           Product sales ....................    $638,475     $800,639     $752,202
           Royalty revenues .................     108,937       37,425           --
                                                 --------     --------     --------
                   Total revenues ...........    $747,412     $838,064     $752,202
                                                 ========     ========     ========
         Cost of product sales ..............    $256,146     $353,600      351,978
         Gross profit margin on product sales          60%          56%          53%

-----------------
(1) In 1999, the Western and Central Europe segment includes Czech Republic, Hungary and Poland, which were previously included in the Other Eastern Europe segment. All amounts for 1998 and 1997 have been restated to conform with the current year presentation.

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

         The Company believes that the most reasonable likely worst case scenario would be a year 2000 induced failure among one of its key suppliers, vendors, or customers, which could result in a slowdown or temporary disruption of manufacturing operations at one or more of the Company's facilities and/ or a temporary inability to process and fulfill customer orders.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current Board of Directors consists of fifteen members: Messrs. Guillemin, Kurz, Panic and M. Smith continue until the 2000 Annual Meeting of Stockholders; Messrs. Jolley, Lenagh, R. Smith, Starr and Kozyrev will serve until the 2001 Annual Meeting of Stockholders; and the terms of office of Messrs. Barker, Batchelder, Bayh, Charles, Jerney and Moses all serve until the 2002 Annual Meeting of Stockholders.

Set forth below with respect to each director is certain personal information, including the present principal occupation and recent business experience, age, year commenced service as a director of the Company (including service as a director of a Predecessor Company) and other corporate directorships.

                                                                                  YEAR
                                                                                COMMENCED
                                                                               SERVING AS
                                                                               DIRECTOR OF       OTHER CORPORATE
NAME AND PRINCIPAL OCCUPATION                                           AGE    THE COMPANY       DIRECTORSHIPS
-----------------------------                                           ---    -----------       -------------
NORMAN BARKER, JR.                                                       77        1988          Bank Plus, Inc.; TCW
   Mr. Barker is the retired Chairman of the Board of First                                      Convertible Securities, Inc.
   Interstate Bank of California and Former Vice Chairman of the
   Board of First Interstate Bancorp. Mr. Barker joined First
   Interstate Bank of California in 1957 and was elected
   President and Director in 1968, Chief Executive Officer in
   1971 and Chairman of the Board in 1973. He retired as Chairman of the Board at the end of 1985.

BIRCH E. BAYH, JR., ESQ.                                                 72        1992     Simon Property Group
   Sen. Bayh is a senior partner in the Washington, D.C. law firm of Oppenheimer, Wolff, Donnelly & Bayh, L.L.P. He previously was head of the Washington, D.C. office of Bayh, Connaughton &
   Stewart, L.L.P.(1991-1997) and Rivkin, Radler, Bayh, Hart &
   Kremer (1985-1991), and a partner in the Indianapolis, Indiana and Washington, D.C. law firm of Bayh, Tabbert & Capehart
   (1981-1985). Mr. Bayh served as a United States Senator from the state of Indiana from 1963-1981.

ALAN F. CHARLES                                                          62        1986     Rand Institute of Civil
   Mr. Charles was Vice Chancellor of University Relations at the                              Justice
   University of California, Los Angeles from 1980 to 1993 and served in various administrative capacities at that university since 1972. He is now an independent consultant in higher
   education management.

ADAM JERNEY                                                              58        1992
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

                                                                                  YEAR
                                                                                COMMENCED
                                                                               SERVING AS
                                                                               DIRECTOR OF       OTHER CORPORATE
NAME AND PRINCIPAL OCCUPATION                                           AGE    THE COMPANY       DIRECTORSHIPS
-----------------------------                                           ---    -----------       -------------
STEPHEN D. MOSES                                                         65       1988           The Central Asian-American
   Mr. Moses is Chairman of the Board of Stephen Moses Interests.                                Enterprise Fund; Steadfast
   He was formerly Chairman of the Board of National Investment                                  Ventures, Inc.
   Development Corporation and Brentwood Bank in Los Angeles,
   California. Mr. Moses serves on the Board of Directors of The
   Central Asian-American Enterprise Fund and is Chair of its
   investment committee. He is a member of the Board of Directors of Steadfast Ventures, Inc. He also serves on the Board of
   Trustees of Franklin and Marshall College and the Board of
   Counselors of The UCLA Foundation.

ROGER GUILLEMIN, M.D., PH.D.                                             76       1989           Theratechnologies, Inc.;
   Dr. Guillemin has been an Adjunct Professor of Medicine at the                                CEREP S.A.
   University of California College of Medicine in San Diego
   since 1970. He was a Distinguished Scientist at the Whittier
   Institute in La Jolla, California from March 1989 to 1995 and was Resident Fellow and Chairman of the Laboratories for
   Neuroendocrinology at the Salk Institute in La Jolla,
   California. Dr. Guillemin was awarded the Nobel Prize in
   Medicine in 1977 and, in the same year, was presented the
   National Medal of Science by the President of the United
   States. He was affiliated with the Department of Physiology at
   Baylor College of Medicine in Houston, Texas from 1952 to
   1970. Dr. Guillemin is a member of the National Academy of
   Sciences, and a Fellow of the American Association for the
   Advancement of Science. He has also served as President of the
   American Endocrine Society.

JEAN-FRANCOIS KURZ                                                       66       1989           Board of Banque Pasche S.A.,
   Mr. Kurz was a member of the Board of Directors and the                                       Geneva
   Executive Committee of the Board of DG Bank Switzerland Ltd.
   from 1990 to 1992. In 1988 and 1989, Mr. Kurz served as a
   General Manager of TDB American Express Bank of Geneva and
   from 1969 to 1988, he was Chief Executive Officer of Banque
   Gutzweiler, Kurz, Bungener in Geneva. Mr. Kurz is also
   Chairman of the Board of Banque Pasche S.A., Geneva.

MILAN PANIC                                                              70       1960
   Mr. Panic, the founder of ICN, has been Chairman of the Board and Chief Executive Officer of ICN since its inception in 1960 and served as President until 1997; except for a leave of
   absence from July 14, 1992 to March 4, 1993 while he was
   serving as Prime Minister of Yugoslavia and a leave of absence from October 1979 to June 1980. Mr. Panic served as Chairman of the Board and Chief Executive Officer of SPI, Viratek and
   Biomedicals from their respective inceptions (except for such leaves of absence) prior to the Merger, and he may be deemed to be a "control person" of the Company.

MICHAEL SMITH, PH.D.                                                     68       1994           Pasteur-Merieux-Counaught,
   Dr. Smith is Director of the Biotechnology Laboratory, an                                     North America
   interdisciplinary unit, at the University of British Columbia.
   He is a Peter Wall Distinguished Professor of Biotechnology
   and University Professor at the University. He has been a
   Career Investigator of the Medical Research Council of Canada
   since 1966 and was awarded the Nobel Prize in Chemistry in
   1993 for the development of site-directed mutagenesis.

                                                                                  YEAR
                                                                                COMMENCED
                                                                               SERVING AS
                                                                               DIRECTOR OF       OTHER CORPORATE
NAME AND PRINCIPAL OCCUPATION                                           AGE    THE COMPANY       DIRECTORSHIPS
-----------------------------                                           ---    -----------       -------------
WELDON B. JOLLEY, PH.D.                                                 73        1960
   Dr. Jolley is President of Golden Opportunities and was
   President of the Nucleic Acid Research Institute, a former division of ICN, from 1985 to 1989. Dr. Jolley was a Vice
   President of ICN until 1991. Prior to that, he was, for eleven years, Professor of Surgery at the Loma Linda University
   School of Medicine in Loma Linda, California and a
   physiologist at the Veterans Hospital in Loma Linda,
   California.

THOMAS H. LENAGH                                                         81       1979           Adams Express, V-Band Corp.
   Mr. Lenagh is an independent financial advisor. He was                                        ASD Group Fund; Clemente
   Chairman of the Board of Greiner Engineering, Inc. from 1982                                  Global Fund; Inrad Corp.
   to 1985. Mr. Lenagh served as Financial Vice President to the
   Aspen Institute from 1978 to 1980, and since then as an
   independent financial consultant. From 1964 to 1978, he was
   Treasurer of the Ford Foundation.

ROBERTS A. SMITH, PH.D.                                                  71       1960           PLC Medical Systems
   Dr. Smith was President of Viratek and Vice President--
   Research and Development of SPI through 1992. For more than eleven years, Dr. Smith was Professor of Chemistry and
   Biochemistry at the University of California at Los Angeles.

RICHARD W. STARR                                                         79       1983
   Mr. Starr is the retired Executive Vice President and Chief
   Credit Officer Worldwide of First Interstate Bank of
   California. Mr. Starr spent 31 years with First Interstate before retiring in 1983 and has over 44 year of experience in commercial banking.

ANDREI KOZYREV, PH.D.                                                    49       1998
   Mr. Kozyrev joined ICN's Board in early 1998. Prior to that, he had served as a member of the Russian Parliament and
   several other senior level posts in Russia. Dr. Kozyrev earned his PH.D. in History. He is also an author, having published several works on the Russian economy and international
   affairs.

DAVID H. BATCHELDER                                                      50       1999           Apria Healthcare, Inc.;
   Mr. Batchelder is a Principal and Managing Member of Relational                               Morrison Knudsen
   Investors, LLC, of which he was a founder in 1996. He has served                              Corporation; Neuvo Energy
   as the Chairman and Chief Executive Office of Batchelder &                                    Corporation
   Partners, Inc., a financial advisory and investment-banking firm based in San Diego, California since 1988.

None of the directors are related by blood or marriage to one another or to an executive officer of the Company.

                               EXECUTIVE OFFICERS

The executive officers of the Company are as follows:


       NAME                                              AGE         PRESENT POSITION WITH THE COMPANY
       ----                                              ---         ---------------------------------
       Milan Panic.....................................   70    Chairman of the Board and Chief Executive Officer
       Adam Jerney.....................................   58    Director, President and Chief Operating Officer
       Richard A. Meier................................   40    Executive Vice President and Chief Financial Officer
       David C. Watt...................................   47    Executive Vice President, General Counsel and Corporate
                                                                Secretary
       John E. Giordani................................   57    Executive Vice President
       Bill A. MacDonald...............................   52    Executive Vice President, Strategic Planning
       Jack L. Sholl...................................   58    Senior Vice President, Corporate Human Resources
       Johnson Y.N. Lau................................   40    Senior Vice President, Research and Development

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

Richard A. Meier joined ICN in May 1998 as Senior Vice President - Finance and Corporate Treasurer. In January 2000, Mr. Meier was promoted to Executive Vice President and Chief Financial Officer. Before joining ICN, Mr. Meier was a Senior Vice President with the investment banking firm of Schroder & Co. Inc. in New York, New York. From 1985 to 1996, Mr. Meier served in various banking and private equity capacities at Salomon Smith Barney, Inc., Manufacturers Hanover Trust Corporation, Australian Capital Equity, Inc., and Windsor Hall Partners in New York and Dallas, Texas.

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

John E. Giordani joined ICN Pharmaceuticals, Inc. in June of 1986 as Senior Vice President and Chief Financial Officer. He served as ICN's Executive Vice President and Chief Financial Officer from 1992 to 2000. He is an Executive Vice President of the Company. Prior to joining ICN, Mr. Giordani served as Vice President and Corporate Controller of Revlon, Inc. in New York from 1982 through 1986 and Deputy and Assistant Corporate Controller with Revlon from 1978 through 1982. He was with the public accounting firm of Peat, Marwick, Mitchell & Co. (now known as "KPMG Peat Marwick LLP") from 1969 to 1978.

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

Johnson Y.N. Lau, M.D., Ph.D., joined ICN in March 2000 as Senior Vice President, Research and Development. Before joining ICN, he was a Senior Director in Antiviral Research at the Schering-Plough Research Institute. He served as a faculty member at the University of Florida from 1992 to 1996. From 1989 to 1991, he served as a faculty member at the Institute of Liver Studies, King's College Hospital School of Medicine and Dentistry, University of London.

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

Based on its review of the copies of such forms received by ICN, or written representations from certain reporting persons that no Forms 5 were required for those persons, ICN believes that during fiscal year 1999 all filing requirements applicable to its executive officers, directors and ten percent beneficial owners were timely satisfied with the exception of Richard W. Starr.

11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and the four most highly paid executive officers of the Company (the "Named Executive Officers"), for services rendered to the Company in all capacities during the years ended December 31, 1999, 1998 and 1997.


                                          ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                           ------------------------------------------------   ---------------------------
                                                               OTHER ANNUAL    RESTRICTED    SECURITIES      ALL OTHER
    NAME AND                                                   COMPENSATION       STOCK      UNDERLYING    COMPENSATION
PRINCIPAL POSITION         YEAR     SALARY($)     BONUS($)        ($)(1)      AWARDS($)(2)  OPTIONS(#)(3)     ($)(4)
------------------         ----     ---------    ---------     ------------   ------------  -------------  ------------
Milan Panic                1999     701,277        413,821                            --      100,000        304,157(5)
   Chairman and Chief      1998     701,277      1,336,000                     4,013,966      253,542        193,366
   Executive Officer       1997     644,680      1,787,000                            --      279,000        190,473

Adam Jerney                1999     422,940        450,000                            --       30,000         27,597(6)
   President and Chief     1998     422,940        235,773                     1,204,183       50,000         40,144
   Operating Officer       1997     402,800        669,200                            --      111,600         26,729

Richard A. Meier           1999     246,128        155,000                            --      150,000          7,714(7)
   Executive Vice          1998     155,538        285,000                            --           --          7,215
   President and           1997          --             --                            --           --             --
   Chief Financial
   Officer

David Watt                 1999     224,700        150,000                            --       30,000          2,563(8)
   Executive Vice          1998     224,700        354,449                       802,800       45,000          2,256
   President, General      1997     214,000        562,000                            --       69,750          4,657
   Counsel and Corporate
   Secretary

John E. Giordani           1999     312,375         50,000                            --       30,000         19,413(9)
   Executive Vice          1998     312,375        423,900                       802,800       45,000         14,490
   President               1997     297,500        376,800                            --       69,750         15,499

---------------------
(1) Unless otherwise indicated, with respect to any individual named in the above table, the aggregate amount of perquisites and other personal benefits, securities or property was less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) Includes award of restricted stock under the Company's Long Term Incentive Plan. The values of restricted stock awards presented in the table are based upon the market value of the common stock as of the date awarded. The restricted shares vest 25% per year, starting one year from the date of grant. At December 31, 1999, the aggregate number of shares of restricted stock and the value thereof were: Mr. Panic, 91,690 shares, $2,320,903; Mr. Jerney, 27,507 shares, $696,271; Mr. Giordani, 18,338 shares, $464,181; Mr.
    MacDonald, 18,338 shares, $464,181; Mr. Watt, 18,338 shares, $464,181.
    Dividends are paid on the restricted shares to the same extent paid on the Company's common stock, and are held in escrow until the related shares are vested.

(3) Includes grants of options to purchase shares of the Company's common stock.

(4) Except where otherwise indicated, the amounts in this column represent matching contributions to the Company's 401(K) plan, amounts accrued under an executive deferral plan and medical benefits and medical and life insurance premiums.

(5) In 1999, the $304,157 of "All Other Compensation" Mr. Panic received consisted of the following: executive medical ($5,448), life insurance ($36,195), interest paid pursuant to a collateral agreement ($163,166) and legal expenses ($99,348).

(6) In 1999, the $27,597 of "All Other Compensation" Mr. Jerney received consisted of the following: accounting-tax ($5,700), executive medical ($16,365), tennis club ($420) and life insurance ($5,112).

(7) In 1999, the $7,714 of "All Other Compensation" Mr. Meier received consisted of the following: executive medical ($6,008) and life insurance ($1,706).

(8) In 1999, the $2,563 of "All Other Compensation" Mr. Watt received consisted of life insurance.

(9) In 1999, the $19,413 of "All Other Compensation" Mr. Giordani received consisted of the following: executive medical ($14,621) and life insurance ($4,792).

OPTION GRANT TABLE

The following table sets forth information with respect to options to purchase shares of Common Stock granted to Named Executive Officers in 1999.

                               NUMBER OF       PERCENT OF
                              SECURITIES      TOTAL OPTIONS
                              UNDERLYING       GRANTED TO
                                OPTIONS       EMPLOYEES IN      EXERCISE    EXPIRATION        GRANT DATE
NAME                          GRANTED(1)     FISCAL YEAR(2)      PRICE         DATE        PRESENT VALUE(3)
----                          ----------     --------------     --------    ----------     ----------------
Milan Panic                    100,000             8.9%          $26.88       4/09/09         $1,310,490
Adam Jerney                     30,000             2.7%          $26.88       4/09/09         $  393,147
Richard A. Meier                30,000             2.7%          $26.88       4/09/09         $  393,147
Richard A. Meier               120,000(4)         10.7%          $18.25      10/08/09         $1,067,904
David C. Watt                   30,000             2.7%          $26.88       4/09/09         $  393,147
John E. Giordani                30,000             2.7%          $26.88       4/09/09         $  393,147

-----------------
(1) Unless otherwise noted, the options granted have ten year terms. The options granted to the executive officers excluding Mr. Panic vest according to the following schedule: 25% on the first anniversary of the date of grant and 25% on each of the next succeeding three anniversary dates of the grant date. The grants received by Mr. Panic were vested as of the date of grant. Except as otherwise noted, all options were granted with an exercise price equal to the fair market value of the underlying shares on the date of grant.

(2) Options to purchase a total of 1,125,285 shares were granted to employees, including executive officers, during fiscal 1999.

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

(4) These options were granted in conjuction with Mr. Meier's promotion to Executive Vice President and Chief Financial Officer.

OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information regarding (i) stock option exercises by the Named Executive Officers during 1999 and (ii) unexercised stock options held by the Named Executive Officers at December 31, 1999:


                                                            NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                               SHARES                       OPTIONS AT 12/31/99                AT 12/31/99(2)
                              ACQUIRED       VALUE      ----------------------------    ----------------------------
NAME                        ON EXERCISE    REALIZED(1)  EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                        -----------    -----------  -----------    -------------    -----------    -------------
Milan Panic                   103,642       1,931,764    2,321,092         100,000      $21,442,825     $       --
Adam Jerney                        --              --    1,051,043         123,300       16,349,702        649,836
Richard A. Meier                   --              --       25,000         225,000          262,500      1,635,000
David Watt                     42,090         827,467      157,201          81,187        1,823,866        203,068
John E. Giordani               50,000         964,042       78,795          81,187          734,232        203,068

-----------------
(1) Difference between the fair market value of the shares of common stock of the Company at the date of exercise and the exercise price.

(2) Difference between the fair market value of the shares of common stock of the Company on December 31, 1999 and the exercise price.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Barker, Bayh, Charles, Moses, and
R. Smith, each a non-employee director. Sen. Bayh (or the law firm with which he is affiliated), and Dr. R. Smith received $219,058 and $60,000, respectively, in 1999 from ICN for consulting services rendered.

CERTAIN EMPLOYMENT AGREEMENTS

On March 18, 1993, the Board of Directors of ICN adopted Employment Agreements ("Employment Agreements") which contained "Change in Control" benefits for five current key senior executive officers of ICN. The executives include Messrs. Jerney, Giordani, MacDonald and Watt, then officers of ICN, and Mr. Sholl, then an officer of SPI. The Employment Agreements were assumed by ICN in connection with the Merger. In addition, the Company entered into an Employment Contract with Richard A. Meier, Executive Vice President and Chief Financial Officer, on December 31, 1998, and Johnson Y. N. Lau, Senior Vice President, Research and Development, on February 24, 2000, containing identical provisions to the "Employment Agreements".

The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened Change in Control. Each agreement with Messrs. Jerney, Giordani, MacDonald, Watt and Sholl had an initial term which ended March 30, 1996. The Agreement with Mr. Meier has an initial term extending through December 31, 2000. The Agreement with Mr. Lau has an initial term extending through December 31, 2001. The Employment Agreements automatically extend for one year terms each year thereafter unless either the executive or ICN elects not to extend it (provided that any notice by ICN not to extend the agreement cannot cause the agreement to be terminated prior to the expiration of the third anniversary of the date of the Agreements). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary and bonus (and certain other benefits) if the executive's employment is terminated without cause, if the executive terminates employment for certain enumerated reasons following a Change in Control of ICN (including a significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location), or the executive leaves ICN for any reason or without reason during a sixty day period commencing six months after the Change in Control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

For purposes of the Employment Agreements, a "Change in Control" means any of the following events: (i) the acquisition (other than from ICN) by any person, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 20% or more of the combined voting power of ICN's then outstanding voting securities; (ii) the existing Board of Directors cease for any reason to constitute at least two-thirds of the Board, unless the election, or nomination for election by ICN's stockholders, of any new director was approved by a vote of at least two-thirds of the existing Board of Directors; or (iii) approval by stockholders of ICN of (a) a merger or consolidation involving ICN if the stockholders of ICN, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than 80% of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of ICN outstanding immediately before such merger or consolidation, or (b) a complete liquidation or dissolution of ICN or an agreement for the sale or other disposition of all or substantially all of the assets of ICN. Removal of ICN's Board of Directors would also constitute a Change in Control under the Employment Agreements. If the employment of such key senior executives is terminated under any of the circumstances described above the executives would be entitled to receive the following approximate amounts (based upon present compensation): Adam Jerney $3,365,235; John Giordani $2,231,700; Bill MacDonald $2,292,972; David Watt $2,646,000; Jack Sholl $1,645,500; Richard A. Meier
$1,815,000; and Johnson Y.N. Lau $805,000. In addition, the vesting of certain options granted to the executives would be accelerated. The value of the accelerated options would depend upon the market price of the shares at that time.

CHAIRMAN EMPLOYMENT AGREEMENT

ICN and Milan Panic entered into an Employment Agreement effective October 1, 1988, which, as amended and extended, terminates on December 31, 2002 (the "Panic Employment Agreement"). The base amount of salary for Mr. Panic was determined by the Compensation Committee of the Board of Directors of ICN in 1988. In setting the base amount, the Compensation Committee took into consideration Mr. Panic's then-current base salary, the base salaries of chief executives of companies of similar scope and complexity and the Compensation Committee's desire to retain Mr. Panic's services, given his role as founder of ICN. Upon consummation of the merger, the Panic Employment Agreement was assumed by ICN. The Panic Employment Agreement provides for an annual salary, currently $750,366, with an annual 7% increase payable under certain circumstances. The Panic Employment Agreement provides that during the period of his employment, Mr. Panic will not engage in businesses competitive with ICN without the approval of the Board of Directors. Under the Panic Employment Agreement, Mr. Panic agreed to waive and eliminate retirement benefits contained in his prior employment contract with ICN. Instead, Mr. Panic may, at his option, retire upon termination of the Panic Employment Agreement.

Upon retirement, Mr. Panic may, at his option, provide consulting services to ICN for $120,000 per year for life, which amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement. Mr. Panic will be entitled when serving as a consultant to participate in the Company's medical and dental plans. Including such cost-of-living adjustments, the annual cost of such consulting services is currently estimated to be in excess of $584,000. The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by ICN. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation provision in the event of a Change in Control of ICN. The Panic Employment Agreement provides that if within two years after a Change in Control of ICN, Mr. Panic's employment with ICN is terminated, except as a result of death, disability or illness, or if Mr. Panic leaves the employ of ICN within such two-year period, then Mr. Panic will receive as severance compensation, five times his annual salary, as adjusted, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement. A Change in Control of ICN would occur, for purposes of the Panic Employment Agreement, if (i) a Change in Control shall occur of a nature which would be required to be reported in response to Item 6(e) of
Schedule 14A under the Exchange Act (for purposes of that Item, "control" is defined as the power to direct or cause the direction of the management and policies of ICN, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no Change in Control has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of ICN representing 15% or more of the combined voting power of ICN's then outstanding securities; (iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute a majority of ICN's Board of Directors; or (iv) shares of ICN common stock cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by ICN's stockholders was previously approved, or is approved within thirty days of such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If Mr. Panic's employment is terminated under any of the circumstances described above following such a Change in Control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) $7,612,098.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

As of March 23, 2000, the following stockholders were known to management to be beneficial owners of more than 5% of the outstanding shares of the Common Stock:


NAME AND ADDRESS                              NUMBER OF SHARES     PERCENT OF CLASS
OF BENEFICIAL OWNER                          BENEFICIALLY OWNED     OUTSTANDING(1)
-------------------                          ------------------    ----------------
Special Situations Partners, Inc.(2)              5,064,600              6.5%
Bank of Nova Scotia, 4th Floor
PO Box 268
Grand Cayman (Cayman Islands)
British West Indies

Heartland Advisors, Inc.(3)                       4,403,391              5.6%
Heartland Value Fund
790 North Milwaukee Street
Milwaukee, WI 53202

-------------------
(1) Total outstanding shares of Common Stock for purposes of this table include 79,006,936 shares outstanding on March 23, 2000.

(2) As reported on Form 13G filed with the Securities and Exchange Commission (the "Commission"), 5,064,600 shares may be deemed beneficially owned by Special Situations Partners, Inc. within the meaning of Rule 13d-3 of the Securities Act of 1934. The interests of Sterling Investment Group Ltd., a services investment company for which Special Situations Partners, Inc. serves as investment advisor, relates to more than 5% of the class.

(3) As reported on Form 13G filed with the Securities and Exchange Commission (the "Commission"), 4,403,391 shares may be deemed beneficially owned by Heartland Advisors within the meaning of Rule 13d-3 of the Securities Act of 1934. The interests of Heartland Group, Inc., a services investment company for which Heartland Advisors serves as investment advisor, relates to more than 5% of the class.

Ownership by Management

The following table sets forth, as of April 14, 2000, certain information regarding the beneficial ownership of the Company's common stock and the percent of shares owned beneficially by each Director and each Named Executive Officer and all directors and executive officers of the Company as a group:

                                                NUMBER OF SHARES
                                                  AND NATURE OF
                                                   BENEFICIAL
                                                    OWNERSHIP
                                                     OF ICN          PERCENTAGE
IDENTITY OF OWNER OR GROUP                       COMMON STOCK(1)      OF CLASS
--------------------------                      ----------------     ----------
Norman Barker, Jr............................        159,942(3)           (2)
David H. Batchelder..........................      1,563,900(4)          2.0%
Birch E. Bayh, Jr............................        110,391(5)           (2)
Alan F. Charles..............................        113,672(6)           (2)
Roger Guillemin, M.D., Ph.D..................        173,634(7)           (2)
Adam Jerney..................................      1,189,296(8)          1.5%
Weldon B. Jolley, Ph.D.......................        154,448(9)           (2)
Andrei Kozyrev...............................         45,000(10)          (2)
Jean-Francois Kurz...........................        140,841(11)          (2)
Thomas H. Lenagh.............................        149,242(12)          (2)
Stephen D. Moses.............................         97,933(13)          (2)
Milan Panic..................................      2,841,474(14)         3.6%
Michael Smith, Ph.D..........................        145,938(15)          (2)
Roberts A. Smith, Ph.D.......................        228,858(16)          (2)
Richard W. Starr.............................        132,458(17)          (2)
Richard A. Meier.............................        253,500(18)          (2)
David C. Watt................................        243,349(19)          (2)
John E. Giordani.............................        162,890(20)          (2)
Bill A. MacDonald............................        106,422(21)          (2)
Jack L. Sholl................................        171,780(22)          (2)
Johnson Y.N. Lau M.D., Ph.D..................         75,000              (2)
Directors and executive officers of the
  Company as a group (21 persons)............      8,259,968(23)        10.5%

---------------------
(1) Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. However, under the laws of California and certain other states, personal property owned by a married person may be community property which either spouse may manage and control, and the Company has no information as to whether any shares shown in this table are subject to community property laws.

(2)  Less than 1%.

(3) Includes 98,565 shares of ICN common stock which Mr. Barker has the right to acquire within 60 days upon the exercise of stock options.

(4) All of the above shares are held by Relational Investors, LLC ("RILLC"), separate accounts which it manages or by limited partnerships (Relational Coast Partners, L.P., Relational Investors, L.P., Relational Fund Partners, L.P., or Relational Partners, L.P.) of which RILLC is the sole general partner. Mr. Batchelder is one of three managing members of RILLC and shares voting and dispositive power as to the shares. For certain purposes, Mr. Batchelder may be deemed to be the beneficial owner of shares held by RILLC and its related managed accounts and limited partnerships.

(5) Includes 54,141 shares of ICN common stock which Sen. Bayh has the right to acquire within 60 days upon the exercise of stock options.

(6) Includes 57,355 shares of ICN common stock which Mr. Charles has the right to acquire within 60 days upon the exercise of stock options.

(7) Includes 116,556 shares of ICN common stock which Dr. Guillemin has the right to acquire within 60 days upon the exercise of stock options.

(8) Includes 1,058,543 shares of ICN common stock which Mr. Jerney has the right to acquire within 60 days upon the exercise of stock options.

(9) Includes 97,973 shares of ICN common stock which Dr. Jolley has the right to acquire within 60 days upon the exercise of stock options.

(10) Includes 5,625 shares of ICN common stock which Dr. Kozyrev has the right to acquire within 60 days upon the exercise of stock options.

(11) Includes 84,591 shares of ICN common stock which Mr. Kurz has the right to acquire within 60 days upon the exercise of stock options.

(12) Includes 84,591 shares of ICN common stock which Mr. Lenagh has the right to acquire within 60 days upon the exercise of stock options.

(13) Includes 46,615 shares of ICN common stock which Mr. Moses has the right to acquire within 60 days upon the exercise of stock options.

(14) Includes 2,346,092 shares of ICN common stock which Mr. Panic has the right to acquire within 60 days upon the exercise of stock options.

(15) Includes 89,688 shares of ICN common stock which Dr. Michael Smith has the right to acquire within 60 days upon the exercise of stock options.

(16) Includes 165,608 shares of ICN common stock which Dr. Roberts A. Smith has the right to acquire within 60 days upon the exercise of stock options.

(17) Includes 5,626 shares of ICN common stock which Mr. Starr has the right to acquire within 60 days upon the exercise of stock options.

(18) Includes 32,500 shares of ICN common stock which Mr. Meier has the right to acquire within 60 days upon the exercise of stock options.

(19) Includes 164,701 shares of ICN common stock which Mr. Watt has the right to acquire within 60 days upon the exercise of stock options.

(20) Includes 79,919 shares of ICN common stock which Mr. Giordani has the right to acquire within 60 days upon the exercise of stock options.

(21) Includes 26,813 shares of ICN common stock which Mr. MacDonald has the right to acquire within 60 days upon the exercise of stock options.

(22) Includes 102,233 shares of ICN common stock which Mr. Sholl has the right to acquire within 60 days upon the exercise of stock options.

(23) Includes 4,717,735 shares of ICN common stock which directors and executive officers have the right to acquire within 60 days upon the exercise of stock options.

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

During 1999, Sen. Bayh, or the law firm with which he is affiliated, received legal or consulting fees from ICN in the amount of $219,058. In addition in 1999, Dr. R. Smith received $60,000 from ICN for consulting services rendered for acting as Vice President of R&D during the period which the Company was actively searching for a permanent head of R&D.

In 1998, Mr. David H. Batchelder was elected as a member of the Board of Directors of the Company. Mr. Batchelder is a Principal and Managing Member of Relational Investors, LLC ("RILLC") which currently owns 1,563,900 shares of the Company's common stock. The Company has entered into a Standstill Agreement with RILLC whereby RILLC agrees not to acquire in excess of 10% of the outstanding common stock of the Company, directly or indirectly. In addition, should RILLC seek to nominate an additional director prior to the 2000 Annual Meeting, the Company will propose three independent candidates, one of whom will be selected by RILLC to be nominated to stand for election at the Company's 2000 Annual Meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ICN PHARMACEUTICALS, INC.
Date: April 28, 2000
                                            By: /s/ DAVID C. WATT
                                               ---------------------------------
                                               David C. Watt
                                               Executive Vice President, General
                                               Counsel and Corporate Secretary