Form 10-Q
period 2000-03-31
ICN PHARMACEUTICALS INC
filed 2000-05-15
CIK 930184

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

  Yes X    No

      The  number  of outstanding shares of the  registrant's
Common  Stock,  $.01  par  value, as  of  May  12,  2000  was
79,453,811.

                    ICN PHARMACEUTICALS, INC.

                              INDEX


                                                                   Page
                                                                  Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets -                            3
                  March 31, 2000 and December 31, 1999

      Consolidated Condensed Statements of Income  -                    4
                  Three months ended March 31, 2000 and 1999

      Consolidated Condensed Statements of Comprehensive Income -
                  Three months ended March 31, 2000 and 1999            5


      Consolidated Condensed Statements of Cash Flows  -                6
                  Three months ended March 31, 2000 and 1999

      Management's Statement Regarding Unaudited Financial Statements   7

      Notes to Consolidated Condensed Financial Statements              8

Item  2.  Management's Discussion and Analysis of Financial            15
          Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             23

Item 4.  Exhibits and Reports on Form 8-K                              23


SIGNATURES                                                             24


                    ICN PHARMACEUTICALS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
              March 31, 2000 and December 31, 1999
        (unaudited, in thousands, except per share data)



                                                         March 31, December 31,
                                                           2000        1999
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                215,238   177,577
   Restricted cash                                              343       414
   Accounts receivable, net                                 221,180   231,902
   Inventories, net                                         139,358   136,762
   Prepaid expenses and other current assets                 22,021    18,075
     Total current assets                                   598,140   564,730

Property, plant and equipment, net                          326,682   332,360
Deferred income taxes, net                                   81,825    81,095
Other assets                                                 35,915    37,625
Goodwill and intangibles, net                               454,293   456,451
                                                          1,496,855 1,472,261



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade payables                                          $  56,475   $ 65,195
 Accrued liabilities                                        75,244     66,185
 Notes payable                                               8,690      8,762
 Current portion of long-term debt                             294        312
 Income taxes payable                                        7,045        168
   Total current liabilities                               147,748    140,622
Long-term debt, less current portion                       597,048    596,961
Deferred income and other liabilities                       29,567     28,628
Minority interest                                           22,560     22,478
Commitments and contingencies

Stockholders' Equity:
 Common stock, $.01 par value; 200,000 shares authorized;
   78,992 (March 31, 2000) and 78,950 (December 31, 1999)
   shares outstanding (after deducting shares in treasury
     of 814 and 814, respectively)                             789        789
 Additional capital                                        950,080    949,181
 Retained deficit                                         (175,783)  (197,602)
 Accumulated other comprehensive loss                      (75,154)   (68,796)
   Total stockholders'equity                               699,932    683,572
                                                        $1,496,855 $1,472,261

The accompanying notes are an integral part of these consolidated condensed financial statements.
                    ICN PHARMACEUTICALS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       For the three months ended March 31, 2000 and 1999
        (unaudited, in thousands, except per share data)

                                                    Three Months Ended
                                                         March 31,
                                                      2000       1999
Revenues:
 Product sales                                    $  159,340   $160,246
 Royalties                                            33,000     15,828
  Total revenues                                     192,340    176,074

Costs and expenses:
 Cost of product sales                                60,766     66,396
 Selling, general and administrative expenses         67,435     55,200
 Amortization of goodwill and intangibles              7,573      7,462
 Research and development costs                        4,001      2,242

  Total expenses                                     139,775    131,300

  Income from operations                              52,565     44,774

Translation and exchange losses, net                   1,591      7,259
Interest income                                       (2,695)    (1,644)
Interest expense                                      15,221     13,100

  Income before provision for income taxes
    and minority interest                             38,448     26,059

Provision for income taxes                            11,111      4,780
Minority interest                                        (62)    (1,340)

     Net income                                   $   27,399   $ 22,619


Basic earnings per share                          $     0.35   $   0.29

Shares used in per share computation                  78,975     76,853

Diluted earnings per share                        $     0.34   $   0.28

Shares used in per share computation                  81,622     81,865


The accompanying notes are an integral part of these consolidated condensed financial statements.
                    ICN PHARMACEUTICALS, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
       For the three months ended March 31, 2000 and 1999
                    (unaudited, in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                      2000        1999


Net income                                         $  27,399   $ 22,619

Other comprehensive income:
   Foreign currency translation adjustments           (6,358)   (14,150)
Comprehensive income                               $  21,041   $  8,469



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    ICN PHARMACEUTICALS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 2000 and 1999
                    (unaudited, in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                                2000       1999
Cash flows from operating activities:
  Net income                                           $   27,399   $ 22,619
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         15,885     15,460
     Provision for losses on accounts receivable              584       (616)
     Provision for inventory obsolescence                   1,449      1,211
     Translation and exchange losses, net                   1,591      7,259
     Deferred income                                          --      (4,516)
     Loss (gain) on sale of assets                            169         (3)
     Other non-cash losses                                    583        988
     Deferred income taxes                                   (775)    (3,526)
     Minority interest                                        (62)    (1,340)
  Change in assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                     6,931    (10,935)
     Inventories                                            (6,189)     4,337
     Prepaid expenses and other assets                      (4,039)    (1,145)
     Trade payables and accrued liabilities                    784    (27,147)
     Income taxes payable                                    7,095     (2,101)
     Other liabilities                                       1,576      3,183
       Net cash provided by operating activities            52,981     3,728

Cash flows from investing activities:
  Capital expenditures                                      (5,881)   (12,085)
  Proceeds from sale of assets                                  37        129
  Decrease (increase) in restricted cash                        71         (9)
  Acquisition of license rights, product lines and businesses
                                                            (4,712)    (1,948)
       Net cash used in investing activities               (10,485)   (13,913)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      --     26,155
  Proceeds from issuance of notes payable                     2,729     7,688
  Payments on long-term debt                                    (79)  (27,473)
  Payments on notes payable                                  (2,789)   (7,727)
  Proceeds from exercise of stock options                       929     1,332
  Proceeds from issuance of common stock                        --     27,000
  Purchase of treasury stock                                    --     (5,550)
  Dividends paid                                             (5,580)   (4,637)
       Net cash (used in) provided by financing activities   (4,790)   16,788

Effect of exchange rate changes on cash
       and cash equivalents                                     (45)     (677)
Net increase in cash and cash equivalents                    37,661     5,926
Cash and cash equivalents at beginning of period            177,577   104,921
Cash and cash equivalents at end of period                $ 215,238 $ 110,847

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS


The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Reports on Form 10-K and Form 10K/A for the year ended December 31, 1999.

                      ICN PHARMACEUTICALS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 2000
                              (UNAUDITED)

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

Effective November 26, 1998, the Company's equity ownership in ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavia Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, currently estimated to be zero. The Company will account for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in the quarters ended March 31, 1999 and 2000.

Comprehensive Income: The balance of accumulated other comprehensive income at March 31, 2000 and December 31, 1999 consists of accumulated foreign currency translation adjustments. Other comprehensive income has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

Per Share Information: In January 2000, the Company's Board of Directors declared a fourth quarter 1999 cash dividend of $0.07 per share, which was paid in February 2000. In April 2000, the Company's Board of Directors declared a first quarter cash dividend of $0.0725 per share, payable on May 10, 2000, to stockholders of record on April 25, 2000.

Reclassifications:   Certain  prior  year   amounts   have   been
reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Three Months Ended
                                                               March 31,
                                                             2000        1999
Income:
  Net income                                                $27,399   $22,619
  Numerator for basic earnings per share--
    income available to common stockholders                  27,399    22,619

  Effect of dilutive securities:
     Other dilutive securities                                   (2)      --

  Numerator for diluted earnings per share--
    income available to common stockholders
    after assumed conversions                               $27,397   $22,619

Shares:
  Denominator for basic earnings per share--
    weighted-average shares outstanding                      78,975    76,853

  Effect of dilutive securities:
    Employee stock options                                    2,386     2,711
    Series D Preferred Stock                                    --        616
    Other dilutive securities                                   261     1,685

  Dilutive potential common shares                            2,647     5,012

  Denominator for diluted earnings per share--
    adjusted weighted-average shares and
    assumed conversions                                      81,622    81,865

Basic earnings per share                                      $0.35     $0.29

Diluted earnings per share                                    $0.34     $0.28

Other dilutive securities includes the effect of shares which would be contingently issuable in satisfaction of a guarantee made in connection with the issuance of shares for the acquisition of the rights to certain products from F. Hoffman - La Roche Ltd. ("Roche") during 1998. Under the terms of the agreement, in the event that the market value of the Company's common stock at the guarantee date does not meet the specified guarantee price, the Company will be obligated to satisfy the guarantee amount in cash or, in certain circumstances, in additional shares of its common stock. Based upon the market price of the Company's common stock at March 31, 2000, the guaranteed value of the shares subject to such guarantee exceeded its market value by
approximately   $3,726,000.

Additionally, other dilutive securities includes the dilutive effect of certain put options. During 1999, the Company sold certain put options to an independent third party; the proceeds were used to purchase call options from the same party in a private placement transaction not requiring any net cash outlay at the time. The put options and the corresponding call options each expire from August 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company has a maximum potential obligation under the put options to purchase 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net shares issuable in settlement of the put options are considered outstanding for the purpose of computing diluted earnings per share, based upon the market price of the Company's common stock on March 31, 2000. The net settlement obligation of the Company was approximatley $2,619,000 or 96,112 shares at March 31, 2000.

3.  Detail of Certain Accounts

                                                     March 31,    December 31,
(in thousands)                                         2000           1999

 Accounts receivable, net:
  Trade accounts receivable                          $  195,343   $206,766
  Royalties receivable                                   33,494     34,725
  Other receivables                                      17,293     16,958
                                                        246,130    258,449
  Allowance for doubtful accounts                       (24,950)   (26,547)
                                                     $  221,180   $231,902

 Inventories, net:
  Raw materials and supplies                         $   38,600   $ 32,683
  Work-in-process                                         6,017     12,610
  Finished goods                                        103,912     99,429
                                                        148,529    144,722
  Allowance for inventory obsolescence                   (9,171)    (7,960)
                                                     $  139,358   $136,762

 Property, plant and equipment, net:
  Property, plant and equipment, at cost             $  409,172   $409,482
  Accumulated depreciation and amortization             (82,490)   (77,122)
                                                     $  326,682   $332,360

4.  Commitments and Contingencies

 On August 11, 1999, the United  States  Securities and  Exchange
Commission filed a complaint in the United States District Court for the Central District of California against the Company, the Chairman (Milan Panic) and one current and one former officer of the Company (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of
Section 10(b) of the Securities Exchanges Act of 1934 and Rule 10b-5 promulgated thereunder. The action concerns the status and the disposition of the Company's 1994 new drug application for Virazole (R) as a monotherapy treatment for hepatitis C (the "NDA"). The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as officer or director of any publicly-traded company.

 Beginning in 1996, the Company received subpoenas from a Grand Jury in the United States District Court for the Central District of California requesting the production of documents covering a broad range of matters over various time periods. The Company understands that the Company, Mr. Panic, two current senior executive officers, a former senior officer, a current employee, and a former employee of the Company are targets of the investigation. The Company also understands that a senior executive officer, a director, a former officer, a current employee and a former employee are subjects of the investigation. The United States Attorney's office has advised counsel for the Company that the areas of its investigation include disclosures made and not made concerning the NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that the NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. of stock belonging to Company employees; and, with respect Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/ or omissions in federal tax filings. The Company has, and continues to, cooperate in the Grand Jury investigation. A number of current and former employees of the Company have been interviewed by the government in connection with the investigation. The United States Attorney's office has issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former officers and employees testified before the Grand Jury beginning in July 1998.

 On or about February 9, 1999, the Company commenced an action in the United States District Court for the District of Columbia ("District Court") against the Federal Republic of Yugoslavia ("FRY"), the Republic of Serbia ("ROS"), and the State Health Fund of Serbia ("State Fund") seeking damages in the amount of at least $500,000,000 and declaratory relief arising out of the FRY and ROS's seizure of the Company's majority ownership interest in ICN Yugoslavia and the failure of the ROS and State Fund to pay ICN Yugoslavia for goods sold and delivered. On or about March 9, 1999, the State Fund commenced an arbitration against the Company before the International Chamber of Commerce ("ICC") for unquantified damages due to alleged breaches of the agreement pursuant to which the Company acquired its majority ownership interest ICN Yugoslavia, and for unspecified injunctive relief. The Company, in turn, counterclaimed against the State Fund, and commenced an arbitration against the FRY and ROS in the ICC arising out of the seizure of ICN Yugoslavia and the failure to pay for goods sold and delivered, seeking damages and other relief. By Order dated March 29, 2000, the District Court stayed the action for 180 days (while retaining jurisdiction), at which time the action will be administratively dismissed, without prejudice, unless the stay is continued so that issues of jurisdiction by and among the parties can be resolved at the ICC. The Company intends to prosecute vigorously its claims against the FRY, the ROS, and the State Fund, and to defend against the State Funds' claims against the Company, which the Company believes to be meritless and filed solely as a response to the action filed earlier by the Company in the District Court.

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

5.  Business Segments

 During 1999, the Company decided to manage its Central European businesses from the Western European headquarters in anticipation of the entry of Poland, Hungary and the Czech Republic into the European Union. As a result, the Company integrated ICN Hungary, ICN Czech Republic and ICN Poland, which were previously reported under the Other Eastern Europe segment, into the Western and Central Europe segment. All amounts for 1999 have been restated to conform with the current year presentation.

 The following table sets forth the amounts of segment revenues and operating income (loss) of the Company for the three months ended March 31, 2000 and 1999 (in thousands):


                                    Revenues             Operating Income (Loss)
                                Three Months Ended          Three Months Ended
                                    March 31                     March 31

                                2000         1999          2000           1999

Pharmaceuticals
  North America               $62,801      $54,256     $  47,519      $37,524
  Western and Central Europe   46,757       46,273         6,255        5,351
  Latin America                29,227       22,611         8,907        7,838
  Russia                       26,570       23,008         1,525       (2,449)
  Asia, Africa, Australia      11,399       13,940         1,253        4,163
Total Pharmaceuticals         176,754      160,088        65,459       52,424
Biomedicals                    15,586       15,986         2,279        2,088
Consolidated revenues and
segment operating income     $192,340     $176,074        67,738       54,512

Corporate expenses                                        15,173        9,738
Interest income                                           (2,695)      (1,644)
Interest expense                                          15,221       13,100
Translation and exchange losses, net                       1,591        7,259
Income before provision for income                       $38,448      $26,059
   taxes and minority interest


  The following table sets forth the segment total assets of the Company as of March 31, 2000 and December 31, 1999 (in thousands):

                                                       Assets
                                                March 31,  December 31,
                                                 2000          1999
Pharmaceuticals
  North America                               $   514,879   $   516,231
  Western and Central Europe                      213,515       218,577
  Latin America                                   108,251       100,118
  Russia                                          174,307       174,838
  Asia, Africa, Australia                          11,399        13,940
   Total Pharmaceuticals                        1,111,390     1,108,166
Biomedicals                                        65,350        67,692
Corporate                                         320,115       296,403
                                              $ 1,496,855   $ 1,472,261



6.  Supplemental Cash Flow Information

 Cash paid for income taxes for the three months ended March 31, 2000 and 1999 was $4,787,000 and $3,380,000, respectively. Cash paid for interest for the three months ended March 31, 2000 and 1999 was $13,020,000 and $14,301,000 respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 5 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report.


 Revenues:                                         Three Months Ended
                                                       March 31,
 (in thousands)                                     2000        1999

 Pharmaceuticals
 North America                                   $   62,801   $ 54,256
 Western and Central Europe (1)                      46,757     46,273
 Latin America                                       29,227     22,611
 Russia                                              26,570     23,008
 Asia, Africa, Australia                             11,399     13,940

  Total Pharmaceuticals                             176,754    160,088

 Biomedicals                                         15,586     15,986

  Total revenues                                    192,340    176,074

 Product sales                                      159,340    160,246
 Royalty revenues                                    33,000     15,828

  Total revenues                                 $  192,340   $176,074

 Cost of product sales                           $   60,766   $ 66,396
 Gross profit margin on product sales                 62%         59%


(1) The Western and Central Europe segment includes Czech Republic, Hungary and Poland, which were previously included in the Other Eastern Europe segment in 1999. All amounts for 1999 have been restated to conform with the current year presentation.

Royalty Revenues: Royalty revenues, which are included in the North America Pharmaceuticals segment revenues, represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(T) Combination Therapy. Rebetron(T) combines Rebetol(R) (ribavirin) capsules and Intron(R) A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in patients with compensated liver disease. In May 1999, the European Union's ("EU") Commission for the European Communities granted marketing authorization to Schering-Plough to market Rebetol(R) (ribavirin) capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R) A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetol(R) in Germany (May 1999), the United Kingdom (July 1999), and in Italy (October 1999). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

Royalty revenues for the three months ended March 31, 2000 were $33,000,000 compared to $15,828,000 for the same period of 1999, reflective of additional sales of Rebetron(T) by Schering-Plough
resulting from the 1999 launch  into certain  European   markets.

Regional Revenues: In the North America Pharmaceuticals segment, revenues for the three months ended March 31, 2000 were $62,801,000, compared to $54,256,000 for the same period of 1999. The $8,545,000 increase is reflective of the $17,172,000 increase in royalty income offset by lower unit sales in many of the various product lines. Additionally, product sales in the first quarter of 1999 were higher than the same period in 2000 due to the fulfillment of back-orders from 1998 and increased sales to wholesalers in anticipation of April 1998 price increases.

In the Western and Central Europe Pharmaceuticals segment, revenue for the three months ended March 31, 2000 of $46,757,000 when compared to the same period of 1999 increased only $484,000 or (1%). Excluding the effect of translation, revenues would have increased 17%. Spain led sales growth, where two new products were introduced - a wound healing agent and an anti-ulcer product.

In the Latin America Pharmaceuticals segment, revenues for the three months ended March 31, 2000 were $29,227,000, compared to $22,611,000 for the same period of 1999. The increase of $6,616,000 (29%), is primarily related to the expansion of its base business, including anti-infectives, central nervous system treatments, and new product introductions.

In the Russian Pharmaceuticals segment, revenues for the three months ended March 31, 2000 were $26,570,000, compared to $23,008,000 for the same period of 1999. The increase was attributed to expansion of the retail pharmacy base, and a new sales and marketing effort for certain over-the-counter products.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended March 31, 2000 decreased
$2,541,000 compared to the same period in 1999, primarily reflecting a change in product mix and discontinuance of certain low margin product sales.

Gross Profit: Gross profit margin on product sales increased to 62% for the three months ended March 31, 2000, compared to 59% for 1999. The improvement in gross profit margin is primarily due to increased margin in the Russia and Western and Central Europe Pharmaceuticals segments. Gross profit margins in the Western and Central European Pharmaceuticals segment improved primarily from price increases and improved product mix in Hungary. The overall gross margins for the Company's Russian Pharmaceuticals segment were 40% for 2000, compared to 27% for the 1999 first quarter, which resulted from an increase in both sales volume and sales price increases partially offset by a fluctuation in the ruble.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $67,435,000 for the three months ended March 31, 2000, compared to $55,200,000 for the same period in 1999, an increase of $12,235,000. The increase primarily reflects an increase in selling and advertising expenses of $7,312,000 in all regions for the expanded marketing of new products acquired in 1998 and 1999 plus an increase in corporate expenses, including compensation and legal expenses.

Research and Development: Research and development expenditures for the 2000 first quarter were $4,001,000, compared to $2,242,000 for the same period in 1999. The increase resulted from the expansion of research and development primarily in the area of antiviral and anticancer drugs.

Translation and Exchange Losses, Net: Translation and exchange losses, net, were $1,591,000 for the three months ended March 31, 2000 compared to $7,259,000 for the same period in 1999. In the first quarter of 2000, translation losses principally consisted of losses of $2,355,000 related to transaction losses and the net monetary asset position of the Company's Russian subsidiaries partially offset by transaction gains in North America. In the first quarter of 1999, translation losses principally consisted of losses of $4,742,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $1,929,000 in Hungary resulting from foreign-denominated debt.

Interest Income and Expense: Interest expense during the three months ended March 31, 2000 increased $2,121,000 compared to the same period in 1999, primarily due to increased debt. Interest income increased to $2,695,000 in 2000 from $1,644,000 in 1999, due to the  increase in cash and higher yields on investments.

Income Taxes: The Company's effective income tax rate was 29% for 2000 compared to 18% for 1999. The Company operates in many regions where the tax rate is lower than the U.S. Federal statutory rate or where it benefits from tax relief. The increase in the Company's provision for income taxes for the three months ended March 31, 2000 over the same period of 1999 reflects higher taxable income in the United States and Latin America, where tax rates are relatively higher or no such tax relief is available.

Liquidity and Capital Resources

 During the three months ended March 31, 2000, cash provided by operating activities totaled $52,981,000, compared to $3,728,000 in 1999. Operating cash flows reflect the Company's net income of $27,399,000, net non-cash charges (including depreciation, minority interest, and translation and exchange gains and losses) of $19,424,000, and working capital decreases totaling approximately $6,158,000. The working capital decrease principally consists of a decrease of $6,931,000 in accounts receivable and an increase of $7,095,000 in income taxes payable offset by an increase of $6,189,000 in inventories and $4,039,000 in prepaid expenses.

 Cash used in investing activities was $10,485,000 for the three months ended March 31, 2000 compared to $13,913,000 for the same period of 1999. In 2000, the Company made capital expenditures of $5,881,000, principally representing production equipment in Western and Central Europe and replacement assets in other regions. In addition, the Company made various product acquisitions in 2000 amounting to $4,712,000. In 1999, net cash used in investing activities of $13,913,000 principally consisted of payments for capital expenditures of $12,085,000, which were partially offset by proceeds from the sale of assets of $129,000, and acquisitions totaling $1,948,000.

 Cash used in financing activities totaled $4,790,000 for the three months ended March 31, 2000, including cash dividends paid on common stock of $5,580,000, offset by proceeds from the exercise of employee stock options of $929,000. During the first quarter of 1999, cash provided by financing activities totaled $16,788,000, including proceeds of long-term borrowings totaling $26,155,000. In addition, as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995, the Company sold to Schering-Plough 1,141,498 shares of its common stock for $27,000,000. Proceeds from the exercise of employee stock options provided an additional $1,332,000. These amounts were partially offset by principal payments on long-term debt of $27,473,000, cash dividends paid on common stock of $4,637,000, and a net reduction of short-term borrowings of $39,000. Also during the quarter ended March 31, 1999, the Company repurchased 223,967 shares of its common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998. At March 31, 2000, certain of the Company's lines of credit and long term borrowings include covenants restricting payment of dividends, issuance of new indebtedness and repurchase of the Company's common stock.

 The current economic condition in Russia continues to impact the Company's operating cash flows in Russia, as some of the Company's Russian customers continue to experience liquidity shortages. The Company may need to invest additional working capital in Russia to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require funds through the year 2000. However, there is no assurance that any such acquisitions will be consummated.

 Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements in the near term and to fund anticipated acquisitions and capital expenditures, including the continued development of its research and development program. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

 The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect the Company's future collections experience. As of March 31, 2000, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

 The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company's liquidity and financial performance.

Foreign Operations

  Approximately 65% and 67% of the Company's revenues for the three months ended March 31, 2000 and 1999, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available.

Russia

  Russia continues to experience economic difficulties following the financial crisis of August 1998 when the ruble was 6.3 to $1 and subsequently devalued to 27.5 rubles to $1 by the end of 1999. Consequently, the ruble continues to devalue, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

  Since December 31, 1999, the ruble fell from a rate of 27.5 rubles to $1 to a rate of 28.5 rubles to $1 at March 31, 2000. As a result of these declines in the ruble exchange rate, the Company recorded translation and exchange losses of $2,355,000 related to its Russian operations during the first quarter of 2000. As of March 31, 2000, ICN Russia had a net monetary asset position of approximately $10,704,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to reduce its net monetary exposure by reducing account receivable balances and lengthening its payments to suppliers. However, there can be no assurance that such efforts will be successful.

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

Inflation And Changing Prices

  The effects of inflation are experienced by the Company through increases in the costs of labor, services and raw materials. The Company is subject to price control restrictions on its pharmaceutical products in the majority of countries in which it operates. While the Company attempts to raise selling prices in anticipation of inflation, the Company operates in some markets which have price controls that may limit its ability to raise prices in a timely fashion. Future sales and gross profit will be reduced if the Company is unable to obtain price increases commensurate with the levels of inflation.

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

  The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies through December, 2000. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a negative impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.


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

 Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At March 31, 2000, the Company does not have any significant foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes due 2008 and its 9-1/4% Senior Notes due 2005) totaling $600,000,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's 2000 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $25,400,000 as of March 31, 2000.

THE   "SAFE   HARBOR"  STATEMENT  UNDER  THE  PRIVATE  SECURITIES
LITIGATION ACT OF 1995

   This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the
Private   Securities  Litigation  Reform  Act  of  1995.    Those
statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other
matters,   the  Company's  growth  opportunities,  the  Company's
acquisition   strategy,   regulatory   matters   pertaining    to
governmental approval of the marketing or manufacturing of certain of the Company's products and other factors affecting the
Company's   financial   condition  or  results   of   operations.
Stockholders   are  cautioned  that  any  such  forward   looking
statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Quarterly Report on Form 10-Q and also include,
without   limitation,   the  Company's  dependence   on   foreign
operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or
expropriation,  restrictions  on  the  exchange  of   currencies,
limitations on foreign participation in local enterprises, health-
care   regulations,   price  controls,  and   other   restrictive
governmental conditions); the risk of operations in Eastern Europe, Russia, Latin America, and China in light of the unstable economic, political and regulatory conditions in such regions; the risk of potential claims against certain of the Company's research compounds; the Company's ability to successfully develop
and   commercialize  future  products;  the  limited   protection
afforded by the patents relating to Virazole, and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Year 2000 issue; the potential impact of the Euro currency; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the Company's ability to maintain adequate supply of products to meet customer demand; the Company's dependence on key members of management; the results of lawsuits or the outcome of investigations pending against the Company; the Company's potential product liability exposure and lack of any
insurance   coverage  thereof;  government  regulation   of   the
pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.


PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

See Note 4 of Notes to Consolidated Condensed Financial
Statements


Item 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     15.1 Review Report of Independent Accountants

     15.2 Awareness Letter of Independent Accountants

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  May 15, 2000           /s/   Milan Panic
                              Milan Panic
                              Chairman of the Board and
                              Chief Executive Officer



Date:  May 15, 2000           /s/  Richard A. Meier
                              Richard A. Meier
                              Executive Vice President and
                              Chief Financial Officer



                          EXHIBIT INDEX



Exhibit                                                   Page No.

 15.1  Review Report of Independent Accountants              24
 15.2  Awareness Letter of Independent Accountants           25

 27.1  Financial Data Schedule                               26




Exhibit 15.1


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of ICN Pharmaceuticals, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and its subsidiaries as of March 31, 2000 and the related consolidated condensed statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders'equity, and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2000, which included an emphasis of matter paragraph related to the Company's change in method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, as more fully described in Notes 2 and 14 to those consolidated statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Newport Beach, California
May 4, 2000

Exhibit 15.2

                AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS

May 12, 2000


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

   We are aware that our report dated May 4, 2000, on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company") as of and for the period ended March 31, 2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971 and 333-81383) and Form S-3 (File No. 333-10661).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Newport Beach, California