Form 10-K/A
period 1999-12-31
ICN PHARMACEUTICALS INC
filed 2000-07-07
CIK 930184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                               AMENDMENT NO. 2 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in ICN Pharmaceuticals, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
PART I
1.   Business....................................................    3
2.   Properties..................................................   15
3.   Legal Proceedings...........................................   15
4.   Submission of Matters to a Vote of Security Holders.........   15

PART II
5.   Market for Registrant's Common Equity and Related
     Stockholder Matters.........................................   16
6.   Selected Financial Data.....................................   17
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   19
7A.  Quantitative and Qualitative Disclosures About Market
     Risk........................................................   31
8.   Financial Statements and Supplementary Data.................   34
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   64

PART III
10.  Directors and Executive Officers of the Registrant..........   64
11.  Executive Compensation......................................   64
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   64
13.  Certain Relationships and Related Transactions..............   64

PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.........................................................   65

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

                                                         REVENUE
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
REVENUES:
  Pharmaceuticals
     North America.........................  $254,694    $182,778    $117,355
     Western and Central Europe(1).........   185,417     154,346     118,010
     Latin America principally Mexico......   100,325      85,351      63,668
     Russia................................    91,648     163,691     134,688
     Yugoslavia............................        --     141,740     225,530
     Asia, Africa, Australia...............    54,131      48,649      22,036
                                             --------    --------    --------
          Total Pharmaceuticals............   686,215     776,555     681,287
  Biomedicals..............................    61,197      61,509      70,915
                                             --------    --------    --------
          Total revenues...................  $747,412    $838,064    $752,202
                                             ========    ========    ========
  Product sales............................  $638,475    $800,639    $752,202
  Royalty revenues.........................   108,937      37,425          --
                                             --------    --------    --------
          Total revenues...................  $747,412    $838,064    $752,202
                                             ========    ========    ========
Cost of product sales......................  $256,146    $353,600     351,978
Gross profit margin on product sales.......        60%         56%         53%

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

     Royalty revenues represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy. Rebetron(TM) combines Rebetol(R) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection, for the treatment of HCV in patients with compensated liver disease. In May 1999, the European Union's ("EU") Commission of the European Communities granted marketing authorization to Schering-Plough to market Rebetol(R) (ribavirin) Capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R)A in some countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetol(R) in Germany (May 1999), the United Kingdom (July
1999), and in Italy (October 1999). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

     Royalty revenues for 1999 were $108,937,000 compared to $37,425,000 for 1998. The 1999 royalty amount reflects increasing United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, inception of commercial sales in the European Union and an increase in compassionate use sales, primarily in Western Europe.

     Royalty revenues for 1998 also include a one-time payment of $16,500,000 which the Company received from Schering-Plough for settlement of past royalties due on physician initiated clinical trials and free product distributed by Schering-Plough ($8,467,000), as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union ($3,033,000) and forgiveness of a $5,000,000 obligation to Schering-Plough. In addition, the Company forfeited the right to co-market oral forms of ribavirin for the treatment of HCV in the European Union in exchange for an increase in worldwide royalty rates.

     The Company recorded the entire amount of the one-time payment as revenue as well as the previously unamortized portion of the 1995 license revenue paid to the Company by Schering-Plough of $3,689,000. At the time of the initial sale of the rights and technology to Schering-Plough in 1995, the Company maintained the rights to co-market in the European Union, was obligated under a supply and manufacturing agreement and participated on scientific advisory committees during the clinical trial process being conducted by Schering-Plough. In 1998 when the Company gave up the rights to co-market in the European Union in exchange for increased royalty rates, the Company no longer had any continuing obligations with respect to the transfer of the rights and technology to Schering-Plough.

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

     Interest Income and Expense: For 1999, interest expense increased $17,874,000 compared to the same period in 1998, primarily due to the additional interest expense resulting from the Company's 8 3/4% Senior Notes due 2008, issued in August 1998 and July 1999. Interest expense on the Senior Notes was partially offset by lower interest expense on obligations of the Company's subsidiaries which were repaid using a portion of the proceeds from the Senior Notes. The net increase in interest expense also reflects a decrease in the amount of interest cost capitalized related to construction projects. During 1998, the Company capitalized interest of $3,540,000; no interest cost was capitalized in 1999. Interest income decreased to $8,894,000 in 1999 from $13,057,000 in 1998. In 1998, interest income included $4,022,000 of interest earned at ICN Yugoslavia on its cash balances and accounts receivable.

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

     The provision for income taxes for 1999 includes a deferred tax benefit of $25,286,000 resulting from the recognition of deferred tax assets through the reduction of the related valuation allowance. During 1998, the Company acquired certain product rights from Roche and SKB and in 1998, its partner, Schering-Plough, received FDA approval to market Rebetron(TM), for which the Company receives royalties. These new products and royalties are expected to generate future taxable income that will result in the Company realizing its net operating loss carryforwards. Additionally, the Company has announced its intention to review its strategic options with regards to its Biomedicals businesses. These options include the potential sale of all or a portion of the Biomedicals businesses which is expected to result in a net capital gain. The Company will be able to utilize its capital loss carryforwards to offset the gain generated on disposal. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

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

     In the North America Pharmaceuticals segment, revenues were $182,778,000 for 1998, compared to $117,355,000 for 1997. The $65,423,000 (or 56%) increase in revenues for the year was primarily the result of the Company's acquisition of the rights to certain products from Roche in 1997 and 1998. In 1997, the Company acquired the worldwide rights (except India) to nine products -- Alloferin(R), Ancobon(R)/Ancotil(R), Efudix(R)/Efudex(R), Glutril(R), Librium(R), Limbitrol(R), Mestinon(R), Prostigmin(R) and
Protamin(R) -- and the worldwide rights to Levo-Dromoran(R) and Tensilon(R). Effective October 1, 1998, the Company obtained the worldwide rights to Dalmane(R)/Dalmadorm(R), Fluorouracil(R), Librax(R), and Mogadon(R). Sales of the acquired products generated additional revenues of $61,827,000 in the North America Pharmaceuticals segment for 1998. In addition, the 1998 amounts include $37,425,000 of royalty revenues from sales of ribavirin by Schering-Plough under the License Agreement. These amounts were partially offset by lower sales in several of the Company's existing product lines, including an $8,982,000 decline in Virazole(R) sales and $7,071,000 and $4,834,000, respectively of lower sales of certain dermatological and hormone replacement products, principally due to increased competition from generic products.

     In the Western and Central Europe Pharmaceuticals segment, revenues for 1998 were $154,346,000 compared to $118,010,000 in 1997. The increase in revenues of $36,336,000 (or 31%) is primarily due to the Company's acquisition of the product rights from Roche in the third and fourth quarters of 1997, which generated additional sales of $19,582,000 in 1998 as well as the inclusion in 1998 of a full year's operations of Polfa Rzeszow, S.A. in Poland ($18,170,000) and the 1998 acquisition of ICN Czech Republic ($10,392,000). The effect of these acquisitions was partially offset by a decline in revenues of $8,384,000 at Alkaloida in Hungary resulting from lower export sales due to the Russian economic crisis.

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

     Translation and Exchange Losses, Net: Translation and exchange losses, net, were $80,501,000 for the year ended December 31, 1998. The Company incurred translation losses of $53,848,000 related to its Russian operations, principally due to the third quarter 1998 devaluation of the ruble. ICN Yugoslavia recorded translation losses of $23,865,000 in 1998, including the effect of the April 1998 devaluation of the dinar. Additionally, the Company recorded foreign currency transaction losses of $2,966,000 in Hungary, principally related to long-term debt denominated in currencies other than the forint, the Hungarian subsidiary's functional currency.

     Interest Income and Expense: For 1998, interest expense increased $15,220,000 compared to the same period in 1997, primarily due to interest expense on the Company's $200,000,000 8 3/4% Senior Notes issued in August 1998 and the inclusion in 1998 of a full year's interest on the Company's 9 1/4% Senior Notes issued in August 1997. The additional interest expense on the Senior Notes was partially offset by interest savings resulting from the conversion of long-term debt to common stock and capitalization of interest costs related to plant construction in Russia and Yugoslavia. Interest income for the year ended December 31, 1998 decreased to $13,057,000 in 1998 from $15,912,000 in 1997 due to lower interest income earned on notes receivable from the Yugoslavian government, which was partially offset by increased earnings from the investment of a significant portion of the proceeds of the Senior Notes.

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

     In 1998, the provision for income taxes reflects a deferred tax benefit of $8,223,000 resulting from the recognition of deferred tax assets and the reduction of the related valuation allowance. During 1997 and 1998, the Company acquired products from Roche and SKB. Also in 1998, Schering-Plough's sales of Rebetron(R) Combination Therapy for HCV commenced following receipt of FDA approval to market the drug and the Company began to receive royalty revenues under the License Agreement. These new products and royalties are expected to generate future taxable income that resulted in a deferred tax benefit in 1998 and 1997.

     The Company received the benefit of favorable tax laws that resulted in income taxes at a rate lower than the current 25% Yugoslavian statutory rate. Under Yugoslavian law, taxable earnings attributed to foreign investments are exempt from taxation for a five-year period. Accordingly, 75% of ICN Yugoslavia's taxable income, the Company's ownership in ICN Yugoslavia, was exempt from taxation for the five years ended December 31, 1996. The Company also received tax credits in Yugoslavia for certain capital investments, including investments in short-term government bonds and plant and equipment, which can only be used in the year in which the investment is made. Effective January 1, 1997, additional changes in the Yugoslavian tax law resulted in benefits to the Company in the form of a reduction in taxes otherwise payable as a result of its foreign investment in ICN Yugoslavia. The effect of these items was to reduce the 1997 effective tax rate at ICN Yugoslavia to 2%. In 1998, the effective tax rate of ICN Yugoslavia was approximately 1%.

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

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia and Yugoslavia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia and Yugoslavia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August of 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. In Yugoslavia, the impact on all customer balances of the events surrounding the default by the Republic Health Funds on accounts and notes receivable due the Company was considered. Based upon this analysis, the Company recorded bad debt expense related to its Russian and Yugoslavian operations of $8,129,000, $26,242,000 and $718,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998 the allowance for doubtful accounts for the Company's Russian subsidiaries was $9,142,000 and $17,477,000, respectively. There were no accounts receivable from Yugoslavia at December 31, 1999 and 1998 as a result of the seizure of ICN Yugoslavia and subsequent write off of the Company's investment in ICN Yugoslavia. As of December 31, 1999, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     Cash used in investing activities was $50,360,000 for 1999 compared to $295,046,000 for 1998. In 1999, the Company incurred capital expenditures of $44,083,000, principally representing the continuation of its plant expansion efforts and investment in information systems. The Company also used cash of $23,588,000 (net of cash acquired of $288,000) for acquisitions, including acquiring a chain of 88 pharmacies in Russia, the purchase of a pharmaceutical distributor in Hungary and acquired product rights in Western European markets. These amounts were partially offset by the decrease in restricted cash in the amount of $15,144,000 which was required to collateralize the Company's obligation under letters of credit. After the Company settled its obligation in the fourth quarter of 1999, the restriction was removed. In 1998, net cash used in investing activities of $295,046,000 principally consisted of payments for acquisitions totaling $171,815,000 (net of cash acquired of $1,111,000), capital expenditures of $110,281,000, and a $15,009,000 increase in restricted cash. Cash used in investing activities in 1998 also reflects the effect of the Yugoslavian government's seizure of the Company's Yugoslavian operations, which resulted in the loss of ICN Yugoslavia's cash balances of $22,101,000. These amounts were partially offset by proceeds from the sale of marketable securities of $22,958,000.

     Cash provided by financing activities totaled $36,399,000 during 1999. Proceeds from long-term borrowings totaled $145,490,000, including net proceeds of $118,485,000 from a private placement of $125,000,000 principal amount of its 8 3/4% Senior Notes due 2008, which the Company completed in July 1999. The Company used cash (including a portion of the proceeds of the 8 3/4% Senior Notes) for principal payments of $87,632,000 on long-term debt and for payments of $31,695,000 on notes payable. Other sources of cash also included $42,000,000 from the sale to Schering-Plough of 2,041,498 shares of its common stock (as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995) and proceeds from the exercise of employee stock options of $12,894,000. These amounts were partially offset by the payment of dividends on common stock of $21,017,000, the repurchase of 614,167 shares of common stock for $15,304,000, under the Stock Repurchase Program authorized by the Company's Board of Directors in 1998 and the repurchase of the Company's Series D Preferred Stock in settlement of the remaining obligation to SKB. During 1998, cash provided by financing activities of $186,019,000 principally consisted of proceeds from long-term borrowings totaling $225,082,000. Other sources of funds included $6,783,000 proceeds from exercise of stock options and $4,299,000 proceeds from issuance of common stock. These amounts were partially offset by the principal payments on long-term debt of $27,381,000 and dividend payments of $17,069,000. Some of the Company's long-term borrowings include covenants restricting payment of dividends, issuance of new indebtedness and repurchase of the Company's common stock and requiring the maintenance of certain financial ratios.

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

     During 1999, the Company entered into option transactions which allow the Company to establish a price range in which the Company has the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. The Company entered into these option positions when the Company believed its stock to be undervalued, and anticipated that its stock price would appreciate. Under this program, the Company sold put options, which entitle the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options, which entitle the Company to purchase its stock at a specified price from the same party. The put and call positions have essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The put options and the corresponding call options each expire from August 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make either a physical settlement, a cash settlement, or a net share settlement of its positions under the put and call options. The Company has a maximum potential obligation under the put options to buy back 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net settlement obligation of the Company, based on the closing market price of the stock at December 31, 1999, was approximately $7,200,000 or 285,714 shares. The Company continually reevaluates the potential impact of these option positions and believes its capital resources are sufficient to meet the potential obligations of these option positions.

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

FOREIGN OPERATIONS

     Approximately 64%, 76%, and 82% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997 were generated from operations outside the United States. All of the Company's foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time have and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

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

     The Company's Russian subsidiaries periodically engage in barter transactions related to the sale of its products in exchange for raw materials, other finished goods and costs or services incurred in the conduct of its operations. For each of the periods ended December 31, 1999, 1998 and 1997, the Company's Russian subsidiaries recorded approximately $8,000,000 in revenue related to barter transactions.

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

ACQUIRED PRODUCTS

     The majority of products acquired by the Company in 1997 and 1998 were mature products with no effective patents, either because of expirations or the absence of legal protections provided by the local governments in the respective markets. Under the Company's ownership, price increases and additional advertising and promotions were planned for selected products, as the Company believes that they were not marketed to their greatest potential. The Company believes that some of these products in specific markets have an adequate growth potential, and intends to develop a product strategy for each product.

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

     The Russian government has recently instituted a process for establishing prices for pharmaceutical products, which may lead to price controls in the Russian market in the future. Currently, this process requires the Company to register the prices for some of its products included on the government's list of "products important for health." The next procedure for registration includes the negotiation and approval of such prices between the Company and the relevant state bodies. The Company is currently working with all relevant state bodies to approve its prices and the Company is not presently able to determine the effect, if any, that this process may have on its results of operations. However, such developments could have a negative impact on the Company's results of operations and cash flows in Russia.

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

     The Company believes that the most reasonably likely worst case scenario would be a year 2000 induced failure among one of its key suppliers, vendors, or customers, which could result in a slowdown or temporary disruption of manufacturing operations at one or more of the Company's facilities and/or a temporary inability to process and fulfill customer orders.

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

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 no later than fourth quarter 2000 and the Company does not expect a material change in its financial condition or results of operations as a result of SAB 101.

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

     During 1999, the Company entered into certain option transactions which allow the Company to establish a price range in which the Company has the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. Under this program, the Company sold put options, which entitle the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options, which entitle the Company to purchase tis stock at a specified price from the same party. The put and call options have essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The put options and the corresponding call options each expire from August 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make either a physical settlement, a cash settlement, or a net share settlement of its positions under the put and call options. The Company has a maximum potential obligation under the put options to buy back 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net settlement obligation of the Company, based on the closing market price of the stock at December 31, 1999, was approximately $7,200,000 or 285,714 shares. The Company continually reevaluates the potential impact of these option positions and believes its capital resources are sufficient to meet the potential obligations of these option positions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 1999

                                                              PAGE
                                                              ----
Report of independent accountants...........................   35
Financial statements:
  Consolidated balance sheets at December 31, 1999 and
     1998...................................................   36
  For the years ended December 31, 1999, 1998 and 1997:
     Consolidated statements of income......................   37
     Consolidated statements of stockholders' equity........   38
     Consolidated statements of cash flows..................   39
  Notes to consolidated financial statements................   40
Financial statement schedule for the years ended December
  31, 1999, 1998 and 1997:
  II. Valuation and qualifying accounts.....................   64
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

     As of December 31, 1999 and 1998, goodwill and intangibles included the following:

                                                1999        1998      AMORTIZATION PERIODS
                                              --------    --------    --------------------
                                                 (IN THOUSANDS)
Goodwill....................................  $ 73,943    $ 69,741        10-20 years
Acquired product rights.....................   436,380     423,813        15-18 years
Other intangible assets.....................    13,952      11,811        10-18 years
                                              --------    --------
                                               524,275     505,365
Accumulated amortization....................   (67,824)    (41,112)
                                              --------    --------
                                              $456,451    $464,253
                                              ========    ========

     Notes Payable: The Company classifies various borrowings with initial terms of one year or less as notes payable. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1999 and 1998 was approximately 7.4% and 8.5%, respectively.

     Revenue Recognition: Revenues and related cost of product sales are recorded at the time of shipment or as services are performed, provided that collection of the revenue is reasonably assured. Additionally, the Company earns royalties as a result of the sale of product rights and technologies to third parties. Royalty revenue is recorded at the time the products subject to the royalty are sold by the third party.

     Barter Transactions: The Company periodically engages in barter transactions, primarily in Russia, related to the sale of its products in exchange for raw materials, other finished goods and costs of services incurred in the conduct of its operations. The Company accounts for these transactions in accordance with

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

APB No. 29 "Accounting for Nonmonetary Transactions", whereby the cost of the assets or service acquired is based upon the fair value of the asset surrendered or received whichever is more clearly evident.

     Foreign Currency Translation: The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. Recorded losses/(gains) from foreign exchange transactions amounted to $5,085,000, $2,788,000 and ($1,678,000) for 1999, 1998
and 1997, respectively. Recorded losses from foreign exchange translation amounted to $6,738,000, $77,713,000 and $14,468,000 for 1999, 1998 and 1997,
respectively.

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

     The Company's Board of Directors declared a quarterly cash distribution of $0.07 per share for each fiscal quarter of 1999. During 1998, the Company's Board of Directors declared a quarterly cash dividend or distribution of $0.06 per share for each fiscal quarter. During 1997, the Company's Board of Directors declared quarterly cash distributions and dividends for each quarter, totaling $0.21 per share.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

     New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 no later than fourth quarter 2000 and the Company does not expect a material change in its financial condition or results of operations as a result of SAB 101.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

 4. RELATED PARTY TRANSACTIONS

     In June 1996, the Company made a short-term loan to the Chairman and CEO in the amount of $3,500,000 for personal legal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of debt of the Chairman with a third party bank. Interest paid by the Company on behalf of the Chairman is charged to the Chairman as compensation expense and amount to $163,166, $181,901 and $178,805 for the three years ended December 31, 1999, 1998 and 1997. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman's debt. This deposit is recorded as a long-term asset on the consolidated balance sheet. The Chairman has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors. In 1997, the Company made a short-term advance of $327,000 to the Chairman and CEO, which was repaid, with interest, in 1997.

 5. CONCENTRATIONS OF CREDIT RISK

     The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions and limits the amount of credit exposure to any one financial institution. The Company's cash and cash equivalents and restricted cash include $160,000,000 and $109,000,000, at December 31, 1999 and 1998, respectively, held in time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions. The Company is also exposed to credit risk on its accounts receivable balances in Russia as a result of the current economic situation. The Russian accounts receivable balances at December 31, 1999 and 1998 are $22,772,000 and $25,857,000, which is net of the allowances for doubtful accounts of $9,142,000 and $17,477,000, respectively.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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
                                                         ========    ========

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

     In connection with the merger in 1994, the Company acquired approximately $226,000,000 of net operating loss carryforwards ("NOLs"). Included in the total acquired NOLs were $191,000,000 of domestic NOLs and $35,000,000 of foreign NOLs. Internal Revenue Service Code Section 382 imposes an annual limitation on the availability of domestic NOLs that can be used to reduce taxable income after substantial ownership changes of a corporation. Consequently, the Company's annual limitation on utilization of the acquired domestic NOLs is approximately $33,000,000 per year.

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

     In 1998 and 1997, the Company received the benefit of favorable tax laws in Yugoslavia that resulted in income taxes at a rate lower than the 25% Yugoslavian statutory rate. Under Yugoslavian law, taxable earnings attributed to foreign investment are exempt from taxation for a five-year period. Accordingly, 75% of ICN Yugoslavia's taxable income, the Company's ownership in ICN Yugoslavia, was exempt from taxation

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

for the five years ended December 31, 1996. Also in Yugoslavia, the Company received a tax credit for capital investments, which may include short-term government bonds and property and equipment, which can only be used in the year in which the investment is made. Effective January 1, 1997, additional changes in the Yugoslavian tax law resulted in benefits to the Company in the form of a reduction in taxes otherwise payable as a result of its foreign investment in ICN Yugoslavia.

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

     In 1999 and 1998, the provision for income taxes includes a deferred tax benefit of $25,286,000 and $8,223,000, respectively, resulting from the recognition of deferred tax assets through the reduction of the related valuation allowance. During 1998, the Company acquired product rights from Roche and SKB and in 1998 its partner, Schering-Plough, received FDA approval to market Rebetron(TM) for which the Company will receive royalties. These new products and royalties are expected to generate future taxable income that resulted in a deferred tax benefit related to the release of a portion of the valuation allowance. Additionally, the Company has announced its intention to dispose of its Biomedicals business which management expects will result in a net capital gain. The capital gain will result in a future tax benefit because a portion of the capital loss carryforwards can be utilized to offset the expected future gain.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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
                                                         ========    ========

     In July 1999 and August 1998, the Company completed private placements of $125,000,000 and $200,000,000 principal amount, respectively, of its 8 3/4% Senior Notes due 2008 (the "8 3/4% Senior Notes"). Net proceeds to the Company, after discounts and costs of issuance, were $118,485,000 and $190,821,000, respectively. The 8 3/4% Senior Notes are non-callable; however, pursuant to the bond's Indenture these notes are redeemable at the Company's option prior to November 15, 2001. The Indenture provides for the Company to redeem up to $70.0 million aggregate principal amount of the notes from the net proceeds of a public equity offering for a price equal to 108.75% plus accrued and unpaid interest. In connection with the private placement, the Company granted the purchasers of the 8 3/4% Senior Notes registration rights relating to the exchange offer and shelf registration rights. The Company used a portion of the proceeds from the 1999 issuance for principal payments of long-term debt and short-term borrowings.

     In August 1997, the Company completed an underwritten public offering of $275,000,000 of its 9 1/4% Senior Notes Due 2005 (the "9 1/4% Senior Notes") for net proceeds of $265,646,000. The 9 1/4% Senior Notes are redeemable in cash at the option of the Company, in whole or in part, on or after August 15, 2001, at specified redemption prices.

     The 8 3/4% Senior Notes and the 9 1/4% Senior Notes (together, the "Senior Notes") each are general unsecured obligations of the Company which rank pari passu in right of payment with all other unsecured senior indebtedness, and are senior to all subordinated indebtedness of the Company. Upon a change of control (as defined in the related indentures), the Company will be required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest thereon to the date of repurchase. Interest on the Senior Notes is payable semi-annually. The indentures governing the Senior Notes include certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of liens, the sale of assets, or the Company's ability to consolidate or merge with another entity, subject to qualifications and exceptions.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

10. PREFERRED STOCK

     In connection with the acquisition of rights to certain products from SmithKline Beecham plc ("SKB") in 1998, the Company issued 821 shares of its Series D Convertible Preferred Stock to SKB. Each share of the Series D Convertible Preferred Stock was initially convertible into 750 shares of the Company's common stock (together, the "SKB Shares"), subject to antidilution adjustments, and had a liquidation preference of $28,000 per share. Except under circumstances, SKB agreed not to sell the SKB Shares until November 4, 1999, unless the market price of the Company's common stock exceeded $50.00 per common share. In connection with the issuance of the SKB shares, the Company guaranteed SKB a price initially at $37.37 per common share, increasing at a monthly rate of $0.43 per share for twenty months. The Company agreed to pay SKB an additional amount in cash (or, under specified circumstances, in shares of common stock) to the extent proceeds received by SKB from the sale of the SKB Shares during the guarantee period ending in December 1999 and the then market value of the unsold SKB Shares did not provide SKB with an average value of $46.00 per common share (including any dividend paid on the SKB Shares). In December 1999, the Company satisfied its obligation to SKB by repurchasing the 821 shares of Series D Convertible Preferred Stock for $28,313,000 in cash.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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
                           ======              =====

     During 1998, the Company extended by one year the term of options to purchase an aggregate of 304,000 shares of common stock which are held by four employees, including the Chairman and CEO and a director. The Company recorded an other non-cash charge of $2,909,000 for compensation expense related to these options.

     In 1996, the Company acquired the net assets of the Siemens Dosimetry Service Division of Siemens Medical Systems, Inc. ("Siemens"), for 1,447,250 shares of the Company's common stock (the "Siemens Shares") plus other consideration. On December 23, 1996, Siemens sold the Siemens Shares to accounts over which an investment company exercised investment authority (collectively, the "Purchasers"), for $13.00 per share. In conjunction with and conditioned upon the consummation of the sale of the Siemens Shares, the Company entered into an agreement (the "Put Agreement") with the Purchasers pursuant to which the

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

Company sold 150,000 additional shares of common stock for $1,950,000 (together with the Siemens Shares, the "Purchaser Shares") and sold to the Purchasers, for $3,200,000, the right to put (the "Put Right") 1,597,250 shares of common stock, valued at $23,120,000 at December 31, 1996, to the Company at $20 per share on January 10, 2000. The Put Agreement also entitled the Company to a portion of any proceeds from the sale of the Purchaser Shares in excess of the $20 per share put price. In 1997, the Purchaser sold substantially all shares subject to the Put Right and the Put Right expired entirely; the $23,120,000 value of the Purchaser Shares was added to the Company's stockholders' equity. In addition, the Company received a cash payment from the Purchasers, which was also added to stockholders' equity.

     Stock repurchase plan: In 1998, the Company's Board of Directors authorized two stock repurchase programs. The first repurchase program authorized the Company to repurchase up to $10,000,000 of its outstanding common stock. The second authorized the Company to initiate a long-term repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In executing the repurchase programs, the Company is limited by covenants contained in the indentures relating to the Company's Senior Notes. In the indentures, the Company is permitted to repurchase up to $10,000,000 of its common stock under the first program; however, repurchases under the second program will only be permitted as the Company generates cumulative net income, as provided for in the indentures. In 1998, the Company repurchased an aggregate of 200,000 shares of its common stock for $4,450,000. In March 1999, the Company repurchased additional shares of 223,967 of its common stock for $5,550,000, completing its first stock repurchase program. In December 1999, the Company repurchased additional shares of 390,200 of its common stock for $9,754,000, initiating the second stock repurchase program.

     During 1999, the Company sold put options to an independent third party; the proceeds were used to purchase call options from the same party in a private placement transaction not requiring any net cash outlay at the time. The put options and the corresponding call options each expire from August 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company has a maximum potential obligation under the put options to purchase 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net shares issuable in settlement of the put options are considered outstanding for the purpose of computing diluted earnings per share, based upon the market price of the Company's common stock on December 31, 1999. The net settlement obligation of the Company was approximately $7,200,000 or 285,714 shares at year-end 1999.

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

     Long-term Incentive Plan: The Company has a long-term incentive plan, which provides for the issuance of shares of the Company's common stock to senior executives. Shares issued under the long-term incentive plan are restricted and vest over a four-year period. In 1999, no shares were issued under the plan. In 1998, approximately 319,000 shares of the Company's common stock having a value of $10,466,000 were issued under this plan. Compensation expense for the value of the common shares issued is being recognized over the vesting period and is credited to additional capital. During 1999 and 1998, the Company recorded an other non-cash charge relating to the compensation expense of $2,737,000 and $2,398,000, respectively. As of

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

December 31, 1999, the unamortized compensation cost related to the restricted shares was $4,861,000. The amount expected to be recognized in 2000, 2001 and 2002, assuming that all current participants in the long-term incentive plan remain in the plan through the vesting period, is $2,333,000, $2,333,000 and $195,000, respectively.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

     The Company has employment agreements with seven key executives which contain "change in control" benefits. Upon a "change in control" of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary or for the chairman five times salary and other benefits. As of December 31, 1999, the Company's obligation, assuming a change in control had occurred would be $27,488,000 for all employment contracts.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

13. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     The Company is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research, and diagnostic products and provides radiation monitoring services. The Company is organized and operates in the Pharmaceuticals group and the Biomedicals group. The Pharmaceuticals group produces and markets a variety of pharmaceutical products worldwide and derives royalty revenues from sales of some of its products by a third party under a license agreement. The Biomedicals group markets research products and related services, immunodiagnostic reagents and instrumentation, and provides radiation monitoring services.

     In 1999, the principal markets for the Company's products were North America, Western and Central Europe, and Latin America, which represented approximately 36%, 27%, and 14%, respectively, of the Company's revenues for the year. Approximately 64%, 76%, and 82% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were generated from operations outside the United States. The Company's foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation, and other restrictive governmental actions.

     Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available.

     The Company's Russian subsidiaries periodically engage in barter transactions related to the sale of its products in exchange for raw materials, other finished goods and costs or services incurred in the conduct of its operations. For each of the periods ended December 31, 1999, 1998 and 1997, the Company's Russian subsidiaries recorded approximately $8,000,000 in revenue related to barter transactions.

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

     The Company is organized into business units on the basis of geographic region. In applying SFAS 131, these business units have been aggregated into seven reportable segments based on similar long-term economic characteristics. During 1999, the Company decided to manage its Central European businesses from the Western European headquarters in anticipation of the entry of Poland, Hungary and the Czech Republic into the European Union. As a result, the Company integrated ICN Hungary, ICN Czech Republic and ICN Poland into the Western and Central Europe segment, which were previously reported under the Other Eastern Europe segment. All amounts for 1998 and 1997 have been restated to conform with the current year presentation. The Company's Latin American Segment principally comprises Mexico.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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
                               =======    =======    =======    =======    ========    ========

---------------
(1) Includes noncash capital expenditures of $1,556, $-0- and $6,000 for 1999, 1998 and 1997, respectively.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

                                                                 ASSETS
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Pharmaceuticals
  North America................................  $  516,231    $  519,920    $  333,698
  Western and Central Europe...................     218,577       226,436       177,426
  Latin America................................     100,118        66,486        30,191
  Russia.......................................     174,838       154,424       145,162
  Yugoslavia...................................          --            --       421,731
  Asia, Africa, Australia......................      98,402        79,274        25,735
                                                 ----------    ----------    ----------
Total Pharmaceuticals..........................   1,108,166     1,046,540     1,133,943
Biomedicals....................................      67,692        76,671        74,334
Corporate......................................     296,403       233,185       283,468
                                                 ----------    ----------    ----------
                                                 $1,472,261    $1,356,396    $1,491,745
                                                 ==========    ==========    ==========

  Geographic Data

                                       REVENUES                       LONG-LIVED ASSETS
                           --------------------------------    --------------------------------
                             1999        1998        1997        1999        1998        1997
                           --------    --------    --------    --------    --------    --------
United States............  $271,217    $199,234    $137,725    $500,981    $512,261    $343,900
Canada...................    19,799      18,960      20,824       3,289       3,345       3,602
Western and Central
  Europe.................   201,825     172,919     138,402     133,565     145,541     114,636
Latin America(1).........   101,728      86,634      66,166      38,846      34,456       8,603
Russia...................    91,648     163,691     134,688      99,870      86,969      39,330
Yugoslavia...............        --     141,740     225,530          --          --     115,784
Asia, Africa,
  Australia..............    61,195      54,886      28,867      49,885      55,143       9,429
                           --------    --------    --------    --------    --------    --------
                           $747,412    $838,064    $752,202    $826,436    $837,715    $635,284
                           ========    ========    ========    ========    ========    ========

(1) Latin American region is principally Mexico.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

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

16. AGREEMENT WITH SCHERING-PLOUGH CORPORATION

     On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the "License Agreement") and a Stock Purchase Agreement (the "Agreement") with Schering-Plough Corporation ("Schering-Plough"). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (HCV) in combination with Schering-Plough's alpha interferon. The License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole(R). In addition, Schering-Plough was obligated to purchase up to $42,000,000 in common stock of the Company upon the achievement of regulatory milestones. Under the Agreement, Schering-Plough is responsible for all clinical developments worldwide. In 1998, the Company sold to Schering-Plough its right to co-market oral ribavirin for the treatment of HCV in the European Union, in exchange for increased royalty rates on sales of ribavirin worldwide. In addition, the Company received a one-time payment of $16,500,000 from Schering-Plough in consideration for the sale to Schering-Plough of the additional marketing rights in the European Union, in settlement of past royalties, and as reimbursement

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union.

     In February and December 1999, Schering-Plough purchased 1,141,498 and 900,000 shares of the Company's common stock for $27,000,000 and $15,000,000, respectively.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

     In 1998 and 1997, the Company sold marketable securities and recognized other non-cash gains of $1,993,000 and $2,047,000, respectively.

     In 1999, the Company recorded an other non-cash charge of $1,000,000 related to the abandonment of unproductive assets.

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
    10.7      Amendment to Employment Contract between ICN
              Pharmaceuticals, Inc., and Milan Panic, dated September 6,
              1995 previously filed as Exhibit 10.29 to ICN
              Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the
              year ended December 31, 1995, which is incorporated herein by reference.
    10.8      Amendment to Employment Contract between ICN
              Pharmaceuticals, Inc., and Milan Panic, to be filed by
              amendment.
    10.9      Agreement among ICN Pharmaceuticals, Inc., SPI
              Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
              Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
              the year ended on December 31, 1992, which is incorporated herein by reference.
    10.10     Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and
              John Giordani, dated March 18, 1993 previously filed as
              Exhibit 10.3 to Registration Statement No. 33-84534 on Form
              S-4 dated September 28, 1994, which is incorporated herein by reference.
    10.11     Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals,
              Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated
              March 18, 1993 previously filed as Exhibit 10.4 to
              Registration Statement No. 33-84534 on Form S-4 dated
              September 28, 1994, which is incorporated herein by
              reference.
    10.12     Agreement among ICN Pharmaceuticals, Inc., SPI
              Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
              Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
              the year ended December 31, 1992, which is incorporated
              herein by reference.
    10.14     Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, previously filed as Exhibit 10.14 for the Registrant's Form 10-K for the year ended December 31,
              1999, which is incorporated herein by reference.
    10.15     Agreement among ICN Pharmaceuticals, Inc., SPI
              Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
              Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
              the year ended December 31, 1992, which is incorporated
              herein by reference.
    10.16     Agreement between ICN Pharmaceuticals, Inc. and Richard A.
              Meier dated December 31, 1998, previously filed as Exhibit
              10.16 to the Registrant's Form 10-K for the year ended
              December 31, 1998, which is incorporated herein by
              reference.
    10.17     ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock
              Option Plan, previously filed as Exhibit 10.56 to ICN
              Pharmaceuticals, Inc.'s Form 10-K for the year ended
              December 31, 1992, which is incorporated herein by
              reference.
    10.18     ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan,
              previously filed as Exhibit 10.57 to ICN Pharmaceuticals,
              Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1992, which is incorporated herein by
              reference.
    10.19     ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
    10.20     ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
    10.21     Exclusive License and Supply Agreement between ICN
              Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July
              28, 1995 previously filed as Exhibit 10 to ICN
              Pharmaceuticals, Inc.'s Amendment 3 to the Quarterly Report
              on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

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

Date: July 7, 2000

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


                   /s/ MILAN PANIC                       Chairman of the Board and    Date: July 7, 2000
-----------------------------------------------------     Chief Executive Officer
                     Milan Panic

                /s/ RICHARD A. MEIER                   Executive Vice President and   Date: July 7, 2000
-----------------------------------------------------     Chief Financial Officer
                  Richard A. Meier

               /s/ NORMAN BARKER, JR.                            Director             Date: July 7, 2000
-----------------------------------------------------
                 Norman Barker, Jr.

               /s/ DAVID H. BATCHELDER                           Director             Date: July 7, 2000
-----------------------------------------------------
                 David H. Batchelder

                   /s/ BIRCH BAYH                                Director             Date: July 7, 2000
-----------------------------------------------------
                 Senator Birch Bayh

                 /s/ ALAN F. CHARLES                             Director             Date: July 7, 2000
-----------------------------------------------------
                   Alan F. Charles

                 /s/ ROGER GUILLEMIN                             Director             Date: July 7, 2000
-----------------------------------------------------
            Roger Guillemin, M.D., Ph.D.

                   /s/ ADAM JERNEY                      President, Chief Operating    Date: July 7, 2000
-----------------------------------------------------        Officer, Director
                     Adam Jerney

                /s/ WELDON B. JOLLEY                             Director             Date: July 7, 2000
-----------------------------------------------------
               Weldon B. Jolley, Ph.D.

                /s/ ANDREI V. KOZYREV                            Director             Date: July 7, 2000
-----------------------------------------------------
                  Andrei V. Kozyrev

               /s/ JEAN-FRANCOIS KURZ                            Director             Date: July 7, 2000
-----------------------------------------------------
                 Jean-Francois Kurz

                  /s/ THOMAS LENAGH                              Director             Date: July 7, 2000
-----------------------------------------------------
                    Thomas Lenagh

                  /s/ STEPHEN MOSES                              Director             Date: July 7, 2000
-----------------------------------------------------
                    Stephen Moses

                  /s/ MICHAEL SMITH                              Director             Date: July 7, 2000
-----------------------------------------------------
                Michael Smith, Ph.D.

                /s/ ROBERTS A. SMITH                             Director             Date: July 7, 2000
-----------------------------------------------------
               Roberts A. Smith, Ph.D.

                /s/ RICHARD W. STARR                             Director             Date: July 7, 2000
-----------------------------------------------------
                  Richard W. Starr

                                 EXHIBIT INDEX

EXHIBIT
-------
  21.     Subsidiaries of the Registrant
  23.     Consent of PricewaterhouseCoopers LLP Independent
          Accountants
  27.     Financial Data Schedule