Form 10-Q/A
period 2000-03-31
ICN PHARMACEUTICALS INC
filed 2000-07-07
CIK 930184

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A

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

 MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS


The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Reports on Form 10-K and Forms 10K/A for the year ended December 31, 1999.

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

5.  Business Segments

 During 1999, the Company decided to manage its Central European businesses from the Western European headquarters in anticipation of the entry of Poland, Hungary and the Czech Republic into the European Union. As a result, the Company integrated ICN Hungary, ICN Czech Republic and ICN Poland, which were previously reported under the Other Eastern Europe segment, into the Western and Central Europe segment. All amounts for 1999 have been restated to conform with the current year presentation. The Company's Latin America segment principally comprises Mexico.

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


 Revenues:                                         Three Months Ended
                                                       March 31,
 (in thousands)                                     2000        1999

 Pharmaceuticals
 North America                                   $   62,801   $ 54,256
 Western and Central Europe (1)                      46,757     46,273
 Latin America principally Mexico                    29,227     22,611
 Russia                                              26,570     23,008
 Asia, Africa, Australia                             11,399     13,940

  Total Pharmaceuticals                             176,754    160,088

 Biomedicals                                         15,586     15,986

  Total revenues                                    192,340    176,074

 Product sales                                      159,340    160,246
 Royalty revenues                                    33,000     15,828

  Total revenues                                 $  192,340   $176,074

 Cost of product sales                           $   60,766   $ 66,396
 Gross profit margin on product sales                 62%         59%


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

Translation and Exchange Losses, Net: Translation and exchange losses, net were $1,591,000 for the three months ended March 31, 2000 compared to $7,259,000 for the same period in 1999. In the first quarter of 2000, translation losses principally consisted of losses of $2,355,000 related to transaction losses and the net monetary asset position of the Company's Russian subsidiaries partially offset by transaction gains in North America. In the first quarter of 1999, translation losses principally consisted of losses of $4,742,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $1,929,000 in Hungary resulting from foreign-denominated debt.

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

 The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of March 31, 2000, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

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

 Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At March 31, 2000, the Company does not have any significant financial instruments denominated in foreign currencies that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes due 2008 and its 9-1/4% Senior Notes due 2005) totaling $600,000,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effec on the Company's 2000 pretax earnings.
However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $25,400,000 as of March 31, 2000.

During 1999, the Company entered into certain option transactions which allow the Company to establish a price range in which the Company has the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. Under this program, the Company sold put options, which entitle the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options, which entitle the Company to purchase its stock at a specified price from the same party. The put and call options have essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a variable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The put options and the corresponding call options each expire from August 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement or a net share settlement of its positions under the put and call options. The Company has a maximum potential obligation under the put options to buy back 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net settlement obligation of the Company, based on the closing market price of the stock at December 31, 1999, was approximately $7,200,000 or 285,714 shares. The Company continually reevaluates the potential impact of these option positions and believes its capital resources are sufficient to meet the potential obligations of these option positions.

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



                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  July 7, 2000           /s/   Milan Panic
                              Milan Panic
                              Chairman of the Board and
                              Chief Executive Officer



Date:  July 7, 2000           /s/  Richard A. Meier
                              Richard A. Meier
                              Executive Vice President and
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

July 6, 2000


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

   We are aware that our report dated May 4, 2000, on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company") as of and for the period ended March 31, 2000 and included in the Company's quarterly report on Form 10-Q/A for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971 and 333-81383) and Form S-3 (File No. 333-10661).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Newport Beach, California