Form 10-Q
period 2000-06-30
ICN PHARMACEUTICALS INC
filed 2000-08-14
CIK 930184

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

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

  Yes X    No

      The  number  of outstanding shares of the  registrant's
Common  Stock,  $.01  par value, as of  August  9,  2000  was
79,438,762.

                    ICN PHARMACEUTICALS, INC.

                              INDEX


                                                                     Page
                                                                    Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

  Consolidated Condensed Balance Sheets -
            June 30, 2000 and December 31, 1999                         3

  Consolidated Condensed Statements of Income -
            Three months and six months ended June 30, 2000 and 1999    4

  Consolidated Condensed Statements of Comprehensive Income -
            Three months and six months ended June 30, 2000 and 1999    5

  Consolidated Condensed Statements of Cash Flows -
            Six months ended June 30, 2000 and 1999                     6

  Management's Statement Regarding Unaudited Financial Statements       7

  Notes to Consolidated Condensed Financial Statements                  8

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             23

Item 6.  Exhibits and Reports on Form 8-K                              23


SIGNATURES                                                             24












                    ICN PHARMACEUTICALS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
               June 30, 2000 and December 31, 1999
        (unaudited, in thousands, except per share data)

                                                        June 30,  December 31,
                                                          2000       1999
ASSETS
Current Assets:
 Cash and cash equivalents                                $ 188,808   $177,577
 Restricted cash                                                343        414
 Accounts receivable, net                                   224,143    231,902
 Inventories, net                                           139,161    136,762
 Prepaid expenses and other current assets                   17,229     18,075
   Total current assets                                     569,684    564,730

Property, plant and equipment, net                          320,679    332,360
Deferred income taxes, net                                   76,720     81,095
Other assets                                                 58,556     37,625
Goodwill and intangibles, net                               447,109    456,451
                                                         $1,472,748 $1,472,261


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade payables                                           $  42,156   $ 65,195
 Accrued liabilities                                         70,735     66,185
 Notes payable                                                7,526      8,762
 Current portion of long-term debt                              293        312
 Income taxes payable                                           --         168
   Total current liabilities                                120,710    140,622

Long-term debt, less current portion                        584,584    596,961
Deferred income and other liabilities                        29,381     28,628
Minority interest                                            18,939     22,478

Commitments and contingencies

Stockholders' Equity:
 Common stock, $.01 par value; 200,000 shares authorized;
   79,142 (June 30, 2000) and 78,950 (December 31, 1999)
   shares outstanding (after deducting shares in treasury
   of 814 and 814, respectively)                                791        789
 Additional capital                                         952,727    949,181
 Accumulated retained deficit                              (150,283)  (197,602)
 Accumulated other comprehensive loss                       (84,101)   (68,796)
   Total stockholders' equity                               719,134    683,572
                                                         $1,472,748 $1,472,261

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    ICN PHARMACEUTICALS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and six months ended June 30, 2000 and 1999
        (unaudited, in thousands, except per share data)


                                  Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                     2000      1999        2000      1999
Revenues:
 Product sales                   $148,331    $150,838    $307,671    $311,084
 Royalties                         43,102      26,323      76,102      42,151
   Total revenues                 191,433     177,161     383,773     353,235

Costs and expenses:
 Cost of product sales             60,935      65,649     121,701     132,045
 Selling, general and
 administrative expenses           71,430      62,424     138,865     117,624
 Research and development costs     2,852       3,020       6,853       5,262
 Amortization of goodwill
 and intangibles                    7,837       7,058      15,410      14,520

   Total expenses                 143,054     138,151     282,829     269,451

   Income from operations          48,379      39,010     100,944      83,784

Translation and exchange
   losses, net                      2,465         801       4,056       8,060
Interest income                    (3,117)     (3,250)     (5,812)     (4,894)
Interest expense                   15,414      13,774      30,635      26,874

Income before provision for income
  taxes and minority interest      33,617      27,685      72,065      53,744

Provision for income taxes          3,431       7,120      14,542      11,900
Minority interest                    (907)     (5,280)       (969)     (6,620)

  Net income                      $31,093     $25,845     $58,492     $48,464


  Basic earnings per common share   $0.39       $0.33       $0.74      $ 0.63

  Shares used in per
     share computation             79,072      77,748      79,024      77,303


 Diluted earnings per common share $ 0.38      $ 0.32      $ 0.72      $ 0.59

 Shares used in per share
    computation                    81,957      81,891      81,790      81,846


The accompanying notes are an integral part of these consolidated condensed financial statements.

                    ICN PHARMACEUTICALS, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2000 and 1999
                    (unaudited, in thousands)



                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    2000       1999        2000       1999
Net income                         $31,093    $25,845      $58,492    $48,464

Other comprehensive income:
  Foreign currency
   translation adjustments          (8,947)      (828)     (15,305)   (14,978)
Comprehensive income               $22,146    $25,017      $43,187    $33,486


The accompanying notes are an integral part of these consolidated condensed financial statements.

                    ICN PHARMACEUTICALS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         For the six months ended June 30, 2000 and 1999
                    (unaudited, in thousands)


                                                           Six Months Ended
                                                                June 30,
                                                            2000       1999
Cash flows from operating activities:
  Net income                                             $  58,492   $ 48,464
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                          31,377     33,325
     Provision for losses on accounts receivable             4,638      3,929
     Provision for inventory obsolescence                    3,784      3,104
     Translation and exchange losses, net                    4,056      8,060
     Deferred income                                            --     (4,908)
     Loss (gain) on sale of assets                             696       (336)
     Other non-cash losses                                   1,167      2,506
     Deferred income taxes                                   4,338     (7,711)
     Minority interest                                        (969)    (6,620)
  Change in assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                    (3,085)   (19,296)
     Inventories                                            (9,098)    (7,260)
     Prepaid expenses and other assets                       2,156      2,408
     Trade payables and accrued liabilities                (17,839)   (40,505)
     Income taxes payable                                      226      2,068
     Other liabilities                                       2,324      3,184
       Net cash provided by operating activities            82,263     20,412

Cash flows from investing activities:
  Capital expenditures                                     (13,923)   (19,947)
  Proceeds from sale of assets                                 603        710
  Decrease (increase) in restricted cash                        71         (9)
  Acquisition of license rights,
     product lines and businesses                           (9,697)    (1,948)
  Deposit for acquisition                                  (24,456)        --
     Net cash used in investing activities                 (47,402)   (21,194)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      --     26,719
  Proceeds from issuance of notes payable                    4,856     12,220
  Payments on long-term debt                               (12,734)   (65,556)
  Payments on notes payable                                 (6,080)   (17,565)
  Proceeds from exercise of stock options                    2,994     10,957
  Proceeds from issuance of common stock                        --     27,000
  Purchase of treasury stock                                    --     (5,550)
  Dividends paid                                           (11,173)   (10,043)
       Net cash used in financing activities               (22,137)   (21,818)

Effect of exchange rate changes on cash
   and cash equivalents                                     (1,493)      (246)
Net increase (decrease) in cash and cash equivalents        11,231    (22,846)
Cash and cash equivalents at beginning of period           177,577    104,921
Cash and cash equivalents at end of period                $188,808    $82,075

The accompanying notes are an integral part of these consolidated condensed financial statements.

MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in
financial   statements  prepared  in  accordance  with  generally
accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company
believes  that  all  adjustments  (consisting  only  of   normal,
recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 1999.

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

Effective November 26, 1998, the Yugoslavian Ministry of Economic and Property Transformation issued a decree reducing the Company's equity ownership in ICN Yugoslavia from 75% to 35%. Although the Company disputes such action, representatives of the Company and ICN Yugoslavia's management have been denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, currently estimated to be zero. The Company will account for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in the three month or six month periods ended June 30, 1999 and 2000.

Comprehensive   Income:   The  balance   of   accumulated   other
comprehensive income at June 30, 2000 and December 31, 1999 consists of accumulated foreign currency translation adjustments. Other comprehensive income has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

Dividend Information: In January 2000, the Company's Board of Directors declared a fourth quarter 1999 cash dividend of $0.07 per share, which was paid in February 2000. In April 2000, the Company's Board of Directors declared a first quarter cash dividend of $0.0725 per share, which was paid in May 2000. In July 2000, the Company's Board of Directors declared a second quarter cash dividend of $0.0725 per share, which was paid on August 3, 2000, to stockholders of record on July 20, 2000.

Reclassifications:   Certain  prior  year   amounts   have   been
reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

2.  Acquisitions

During the six months ended June 30, 2000 the Company acquired various businesses for a total of $3,242,000 in cash. These acquisitions were accounted for as purchases and are not material to the financial position or results of operations of the Company. In addition, the Company acquired 6.47% of the minority interest in its subsidiary in Poland for $3,079,000 in cash, which increased the Company's ownership to 97.73%.

Product Acquisitions: In 2000, the Company acquired the rights to certain products principally in North America for the total consideration of $3,376,000. None of the product acquisitions are material to the financial position or results of operations of the Company.

During July 2000, the Company acquired 100% ownership of the Swiss pharmaceuticals company Solco Basel AG for approximately $30,000,000, of which $24,456,000 was paid in cash in June 2000 and is included in other assets on the balance sheet at June 30, 2000 and the balance in 125,000 shares of the Company's common stock. Under the terms of the Company's agreement with the sellers, the Company has guaranteed a per share price initially at $40.00, increasing at a rate of 4% per annum through June 30, 2002. If the holders of the ICN shares sell any of the shares prior to June 30, 2002, the Company is entitled to one-half of any proceeds realized in excess of the guaranteed price. If the market price of the Company's common stock is below the guaranteed price at the end of the guaranteed period, the Company will be required to satisfy the aggregate guarantee amount by payment in cash or in additional shares of the Company's common stock. This acquisition will be accounted for as a purchase and is not material to the financial position or results of operations of the Company.

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                       2000     1999          2000      1999
Income:
  Net income                        $31,093    $25,845     $58,492    $48,464

  Numerator for basic earnings
  per share- income available
  to common stockholders             31,093     $25,845    $58,492    $48,464

  Effect of dilutive securities           3          (6)         1         (6)

  Numerator for diluted earnings
  per share-income available
  to common stockholders
  after assumed conversions         $31,096     $25,839    $58,493    $48,458

Shares:
  Denominator for basic earnings
  per share- weighted-average
  shares outstanding                 79,072      77,748     79,024     77,303

  Effect of dilutive securities:
   Employee stock options             2,705       3,244      2,545      2,943
   Series D Preferred Stock             --          616         --        616
   Convertible debt                      21          21         21         21
   Other dilutive securities            159         262        200        963

  Dilutive potential common shares    2,885       4,143      2,766      4,543

  Denominator for diluted earnings
   per share-weighted-average shares
   adjusted for assumed conversions  81,957      81,891     81,790     81,846

Basic earnings per common share     $  0.39     $  0.33    $  0.74    $  0.63

Diluted earnings per common share   $  0.38     $  0.32    $  0.72    $  0.59

Other dilutive securities includes the effect of shares which would be contingently issuable in satisfaction of a guarantee made in connection with the issuance of shares for the acquisition of the rights to certain products from F. Hoffmann-La Roche Ltd. ("Roche") during 1998. Under the terms of the agreement, in the event that the market value of the Company's common stock at the guarantee date does not meet the specified guarantee price, the Company will be obligated to satisfy the guarantee amount in cash or, in certain circumstances, in additional shares of its common stock. Based upon the market price of the Company's common stock at June 30, 2000, the guaranteed value of the shares subject to such guarantee exceeded its market value by approximately $3,106,000.

Additionally, other dilutive securities includes the dilutive effect of certain put options. During 1999, the Company sold certain put options to an independent third party; the proceeds were used to purchase call options from the same party in a private placement transaction not requiring any net cash outlay at the time. The put options and the corresponding call options each expire from November 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company has a maximum potential obligation under the put options to purchase 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net shares issuable in settlement of the put options are considered outstanding for the purpose of computing diluted earnings per share, based upon the market price of the Company's common stock on June 30, 2000. The net settlement obligation of the Company was approximately $1,280,000 or 46,014 shares at June 30, 2000.

4.  Detail of Certain Accounts

                                                    June 30,    December 31,
(in thousands)                                        2000          1999
 Accounts receivable, net:
  Trade accounts receivable                        $  185,842   $  206,766
  Other receivables                                    18,976       16,958
  Royalty receivable                                   42,322       34,725
                                                      247,140      258,449
  Allowance for doubtful accounts                     (22,997)     (26,547)
                                                   $  224,143   $  231,902

 Inventories, net:
  Raw materials and supplies                       $   40,331   $   32,683
  Work-in-process                                      12,137       12,610
  Finished goods                                       97,142       99,429
                                                      149,610      144,722
  Allowance for inventory obsolescence                (10,449)      (7,960)
                                                   $  139,161   $  136,762

 Property, plant and equipment, net:
  Property, plant and equipment, at cost           $  408,927   $  409,482
  Accumulated depreciation and amortization           (88,248)     (77,122)
                                                   $  320,679   $  332,360

5.  Commitments and Contingencies

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

On or about February 9, 1999, the Company commenced an action in the United States District Court for the District of Columbia ("District Court") against the Federal Republic of Yugoslavia ("FRY"), the Republic of Serbia ("ROS"), and the State Health Fund of Serbia ("State Fund") seeking damages in the amount of at least $500,000,000 and declaratory relief arising out of the FRY and ROS's seizure of the Company's majority ownership interest in ICN Yugoslavia and the failure of the ROS and State Fund to pay ICN Yugoslavia for goods sold and delivered. On or about March 9, 1999, the State Fund commenced an arbitration against the Company before the International Chamber of Commerce ("ICC") for unquantified damages due to alleged breaches of the agreement pursuant  to  which  the Company acquired its majority  ownership interest in ICN Yugoslavia, and for unspecified injunctive relief. The Company, in turn, counterclaimed against the State Fund, and commenced an arbitration against the FRY and the ROS in the ICC arising out of the seizure of ICN Yugoslavia and the failure to pay for goods sold and delivered, seeking damages and other relief. By Stipulation and Order dated August 10, 1999, the District Court stayed the action (while retaining jurisdiction) so that issues of jurisdiction by and among the parties can be resolved at the ICC. The Company intends to prosecute vigorously its claims against the FRY, the ROS, and the State Fund, and to defend against the State Fund's claims against the Company, which the Company believes to be meritless and filed solely as a response to the action filed earlier by the Company in the District Court.

The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits and the Grand Jury investigation cannot be predicted with certainty, and an unfavorable outcome could have a material adverse effect on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's
consolidated   financial  position,  results  of  operations   or
liquidity.
6.  Business Segments

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

The following table sets forth the amounts of segment revenues and operating income of the Company for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                       2000     1999           2000    1999
Revenues
Pharmaceuticals
  North America                      $ 70,060  $ 55,892   $132,861   $110,148
  Western and Central Europe           43,317    44,964     90,074     91,237
  Latin America                        28,757    24,121     57,984     46,732
  Russia                               23,464    21,350     50,034     44,358
  Asia, Africa, Australia              10,625    15,308     22,024     29,248
     Total Pharmaceuticals            176,223   161,635    352,977    321,723
Biomedicals                            15,210    15,526     30,796     31,512
  Consolidated revenues              $191,433  $177,161   $383,773   $353,235


Operating Income
Pharmaceuticals
  North America                      $ 54,682  $ 34,419   $102,201   $ 71,940
  Western and Central Europe            4,395    (3,895)    10,650      1,456
  Latin America                         8,506     7,930     17,413     15,768
  Russia                               (3,596)    3,530     (2,071)     1,081
  Asia, Africa, Australia                 590     3,957      1,843      8,120
     Total Pharmaceuticals             64,577    45,941    130,036     98,365
Biomedicals                              (658)    1,982      1,621      4,070
  Consolidated segment
  operating income                     63,919    47,923    131,657    102,435

Corporate expenses                     15,540     8,913     30,713     18,651
Interest income                        (3,117)   (3,250)    (5,812)    (4,894)
Interest expense                       15,414    13,774     30,635     26,874
Translation and exchange losses, net    2,465       801      4,056      8,060
   Income before provision for income
     taxes and minority interest     $ 33,617  $ 27,685   $ 72,065   $ 53,744

The following table sets forth the segment total assets of the Company as of June 30, 2000 and December 31, 1999 (in thousands):

                                                      Assets
                                              June 30,      December 31,
                                                2000            1999
Pharmaceuticals
  North America                              $489,345          $516,231
  Western and Central Europe                  218,436           218,577
  Latin America                               108,345           100,118
  Russia                                      167,666           174,838
  Asia, Africa, Australia                      96,515            98,402
  Total Pharmaceuticals                     1,080,307         1,108,166
Biomedicals                                    64,401            67,692
Corporate                                     328,040           296,403
                                           $1,472,748        $1,472,261


7.  Supplemental Cash Flow Information

Cash paid for income taxes for the six months ended June 30, 2000 and 1999 was $10,658,000 and $9,297,000, respectively. Cash paid for interest for the six months ended June 30, 2000 and 1999 was $28,883,000 and $24,843,000 respectively. Other non-cash losses for the six months ended June 30, 2000 and 1999 include $1,167,000 and $1,571,000, respectively, for compensation expense related to the vesting of restricted stock under the Company's Long Term Incentive Plan.

Results of Operations

Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 6 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report.

                                  Three Months Ended          Six Months Ended
                                       June 30,                    June 30,

                                   2000      1999             2000      1999
[S]                              [C]        [C]          [C]          [C]
Revenues
Pharmaceuticals
  North America                   $70,060    $55,892     $132,861     $110,148
  Western and Central Europe (1)   43,317     44,964       90,074       91,237
  Latin America
  principally Mexico               28,757     24,121       57,984       46,732
  Russia                           23,464     21,350       50,034       44,358
  Asia, Africa, Australia          10,625     15,308       22,024       29,248
  Total Pharmaceuticals           176,223    161,635      352,977      321,723
Biomedicals                        15,210     15,526       30,796       31,512
  Consolidated revenues          $191,433   $177,161     $383,773     $353,235
Product sales                    $148,331   $150,838     $307,671     $311,084
Royalty revenues                   43,102     26,323       76,102       42,151
  Total revenues                 $191,433   $177,161     $383,773      353,235
Cost of product sales             $60,935    $65,649     $121,701     $132,045
Gross profit margin on
product sales                         59%        56%            60%       58%

(1) The Western and Central Europe segment includes Czech Republic, Hungary and Poland, which were previously included in the Other Eastern Europe segment in 1999. All amounts for 1999 have been restated to conform with the current year presentation.

Quarter ended June 30, 2000 compared to 1999

Royalty Revenues: Royalty revenues, which are included in the North America Pharmaceuticals segment revenues, represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market RebetronT Combination Therapy. RebetronT combines Rebetolr
(ribavirin) capsules and Intronr A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in patients with compensated liver disease. In May 1999, the European Union's ("EU") Commission for the European Communities granted marketing authorization to Schering-Plough to market Rebetolr (ribavirin) capsules for use in combination with interferon alfa-2b injection (marketed as Intronr A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetolr in Germany (May 1999), the United Kingdom (July 1999), Italy (October 1999), France (May 2000) and Spain (May 2000). The Company anticipates that Schering-Plough will introduce Rebetolr in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

Royalty revenues for the three months ended June 30, 2000 were $43,102,000 compared to $26,323,000 for the same period of 1999, reflective of additional sales of RebetronT by Schering-Plough resulting from the 1999 and 2000 launch into certain European markets.

Segment Revenues: In the North America Pharmaceuticals segment, revenues for the three months ended June 30, 2000 were $70,060,000, compared to $55,892,000 for the same period of 1999. The $14,168,000 (25%) increase is reflective of the $16,800,000 (64%) increase in royalty income offset by lower unit sales primarily resulting from production and supply problems that affected several products. The Company has addressed the issues and expects to return to normal sales levels in future periods.

In the Western and Central Europe Pharmaceuticals segment, revenues for the three months ended June 30, 2000 were $43,317,000 compared to $44,964,000 in the same period of 1999. The decrease in revenues of $1,647,000 (4%) is primarily due to currency fluctuations of 13% and to a decrease in volume of 4% partially offset by sales price increases of 13% and increased sales in Spain of antisteoporises, anti-inflammatory and antiulcerant drugs.

In the Latin America Pharmaceuticals segment, revenues for the three months ended June 30, 2000 were $28,757,000, compared to
$24,121,000 for the same period of 1999. The increase of $4,636,000 (19%) primarily reflects sales volume increases of 10% and price increases of 10%. The volume increases were in the hospital formulation of Eni (ciprofloxacin) and Virazoler (ribavirin).

In the Russia Pharmaceuticals segment, revenues for the three months ended June 30, 2000 were $23,464,000, compared with $21,350,000 for the same period in 1999. The increase of $2,114,000 (10%) was primarily the result of the expansion of the Company's retail pharmacy business in 1999 partially offset by sales volume decreases in Ascorbic Acid, for vitamin C deficiency and Corvalol, a sedative.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended June 30, 2000 were $10,625,000 compared to $15,308,000 for the same period of 1999, a decrease of $4,683,000 (31%). The decrease in sales reflects the shift by the Company to new distribution channels a year ago resulting in higher than normal sales in 1999.

In the Company's Biomedicals segment, revenues for the three months ended June 30, 2000 were $15,210,000 compared to $15,526,000 for the same period of 1999, a decrease of $316,000 (2%). The decrease is primarily due to lower sales volume of research products in Europe, partially offset by increased revenues from dosimetry services.

Gross Profit: Gross profit margin on product sales increased to 59% for the three months ended June 30, 2000, compared to 56% for 1999. The improvement in gross margin is reflective of the continuing shift toward higher margin products in all regions and cost improvements from the centralization of purchasing. In addition, gross profit margins in 1999 were lower in the Company's Russian operations by the decline in sales volume resulting from the Russian economic crisis and the decline in the value of the ruble.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $71,430,000 for the three months ended June 30, 2000, compared to $62,424,000 for the same period in 1999, an increase of $9,006,000 (14%). 1999 selling, general and administrative expenses included approximately $11,981,000 of costs associated with an asset revaluation in the Hungarian business. Excluding the asset revaluation charge in 1999, selling, general and administrative expenses increased $20,987,000. This increase is primarily due to a rise in selling and advertising expenses of $12,967,000 throughout most of the regions and $1,700,000 of costs associated with the cancellation of its lease in Irvine, California.

Research and Development: Research and development expenditures for the 2000 second quarter were $2,852,000, compared to $3,020,000 for the same period in 1999. The decrease primarily resulted from reallocating regional programs to its facilities in Costa Mesa, California. The level of research and development investment reflects the beginning of the research and development buildup that started in the second quarter. The Company continues to expect to increase its research and development spending, which includes laboratory upgrades and installation of state-of-the-art equipment, in the second half of the year.

Amortization of goodwill and intangibles: Amortization of goodwill and intangibles was $7,837,000 for the three months ended June 30, 2000, compared to $7,058,000 for the same period of 1999. The increase of $779,000 was primarily the result of the amortization of intangibles related to products acquired in late 1999.

Translation and Exchange Losses, Net: Translation and exchange losses, net, were $2,465,000 for the three months ended June 30, 2000 compared to $801,000 for the same period in 1999. In the second quarter of 2000, transaction losses principally consisted of losses of $1,516,000 related to our operations in Puerto Rico and $374,000 in the Company's Italian subsidiary. In addition, the Company incurred translation losses of $478,000 related to the net monetary asset position of the Company's Russian subsidiaries during the second quarter of 2000. In the second quarter of 1999, translation losses principally consisted of losses of $682,000 at the Company's subsidiary in Poland resulting from foreign denominated debt.

Interest Income and Expense: Interest expense during the three months ended June 30, 2000 increased $1,640,000 compared to the same period in 1999, primarily due to interest on the $125,000,000 principal amount 8-3/4% Senior Notes due 2008 issued in July 1999 offset by a reduction of debt during the second half of 1999 in the Company's subsidiaries in Hungary, Poland and Czech Republic. Interest income decreased from $3,250,000 in 1999 to $3,117,000 in 2000.

Income Taxes: The Company's effective income tax rate for the three months ended June 30, 2000 was 10% compared to 26% for the same period of 1999. The decrease in the effective tax rate results from the recognition, during the quarter, of deferred tax assets through the reduction of the related valuation allowance for capital tax loss carryforwards amounting to $12,250,000. The Company has announced its intention to restructure the Company and divide the Company into three separately traded companies. This restructure will include the sale of stock of two newly formed companies, which is expected to result in a net capital gain. The Company will be able to utilize its capital loss carryforwards to offset the gain generated on the sale of stock. Ultimate realization of the deferred tax asset is dependent upon the Company generating sufficient capital gains prior to the expiration of the capital loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Six months ended June 30, 2000 compared to 1999

Royalty Revenues: Royalty revenues for the six months ended June 30, 2000 were $76,102,000 compared to $42,151,000 for the same period of 1999, reflective of additional sales of RebetronT by Schering-Plough resulting from the 1999 and 2000 launch into certain European markets.

Segment Revenues: In the North America Pharmaceuticals segment, revenues for the six months ended June 30, 2000 were $132,861,000, compared to $110,148,000 for the same period of 1999. Revenues for the six months ended June 30, 2000 reflect a $33,972,000 increase in royalty revenues from sales of Rebetolr (ribavirin) by Schering-Plough, offset by $11,259,000 of lower product sales. The decrease in product sales was due to a 26% reduction in sales volume that resulted from production and supply problems that affected several products. The Company has addressed the issues and expects to return to normal sales levels in future periods. Additionally, product sales in the first quarter of 1999 were higher than the same period in 2000 due to the fulfillment of back-orders from 1998 and increased sales to wholesalers in anticipation of April 1999 price increases.

In the Western and Central Europe Pharmaceuticals segment, revenues for the six months ended June 30, 2000 were $90,074,000 compared to $91,237,000 in the same period of 1999. The decrease in revenues of $1,163,000 (1%) is primarily due to foreign currency fluctuation (15%) and a decrease in volume (5%) partially offset by an 18% increase in average sales prices.

In the Latin America Pharmaceuticals segment, revenues for the six months ended June 30, 2000 were $57,984,000, compared to
$46,732,000 for the same period of 1999. The increase of $11,252,000 (24%) primarily reflects an 18% increase in volume including the hospital formulation of Eni (ciprofloxacin), Virazoler (ribavirin) and Bedoyectar, an injectable Vitamin B-12 supplement.

In the Russia Pharmaceuticals segment, revenues for the six months ended June 30, 2000 were $50,034,000, compared with $44,358,000 for the same period of 1999. The increase of $5,676,000 (13%) was primarily the result of the expansion of the Company's retail pharmacy business in 1999 partially offset by sales volume decreases in Ascorbic Acid, for vitamin C deficiency and Corvalol, a sedative.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the six months ended June 30, 2000 were $22,024,000 compared to $29,248,000 for the same period of 1999, a decrease of $7,224,000 (25%). The decrease in sales reflects the shift by the Company to new distribution channels a year ago resulting in higher than normal sales in 1999. In addition, 2000 reflects a change in product mix and discontinuance of certain low margin product sales.

In the Company's Biomedicals segment, revenues for the six months ended June 30, 2000 were $30,796,000 compared to $31,512,000 for the same period of 1999, a decrease of $716,000 (2%). The decrease is primarily due to lower sales volume in the Company's diagnostics and radiochemicals product lines, partially offset by increased revenues from dosimetry services.

Gross Profit: Gross profit margin on product sales increased to 60% for the six months ended June 30, 2000, compared to 58% for 1999. The improvement in gross margin is reflective of the continuing shift toward higher margin products in all regions and cost improvements from the centralization of purchasing. In addition, gross profit margins in 1999 were lower in the Company's Russian operations as a result of the decline in sales volume resulting from the Russian economic crisis and the decline in the value of the ruble.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $138,865,000 for the six months ended June 30, 2000, compared to $117,624,000 for the same period in 1999, an increase of $21,241,000. 1999 selling, general and administrative expenses included approximately $11,981,000 of costs associated with an asset revaluation in the Hungarian business. Excluding the asset revaluation charge in 1999, selling, general and administrative expenses increased $33,222,000. This increase is primarily due to a rise in selling and advertising expenses of $20,278,000 throughout most of the regions and $1,700,000 of costs associated with the cancellation of its lease in Irvine, California. In addition, corporate expenses, including compensation and legal expenses increased $5,096,000 in 2000.

Research and Development: Research and development expenditures for the six months ended June 30, 2000 were $6,853,000, compared to $5,262,000 for the same period in 1999. The 30% increase resulted from the expansion of research and development primarily in the areas of antiviral and anticancer drugs. The Company continues to expect to increase its research and development investment, which includes laboratory upgrades and installation of state-of-the-art equipment, in the second half of the year.

Translation and Exchange Losses, Net: Translation and exchange losses, net were $4,056,000 for the six months ended June 30, 2000 compared to $8,060,000 for the same period in 1999. In the first half of 2000, translation losses principally consisted of translation losses of $2,834,000 related to the net monetary asset position of the Company's Russian subsidiaries and transaction losses of $559,000 in the Company's Italian subsidiary and $502,000 related to operations in Puerto Rico. In 1999, translation losses principally consisted of translation losses of $4,418,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $2,705,000 in Hungary and Poland resulting from foreign-denominated debt.

Interest Income and Expense: Interest expense during the six months ended June 30, 2000 increased $3,761,000 compared to the same period in 1999, primarily due to interest on the $125,000,000 principal amount 8-3/4% Senior Notes due 2008 issued in July 1999 offset by a reduction of debt during the second half of 1999 in the Company's subsidiaries in Hungary, Poland and Czech Republic. Interest income increased from $4,894,000 in 1999 to $5,812,000 in 2000 as a result of the increase in cash generated during the second half of 1999.

Income Taxes: The Company's effective income tax rate for the six months ended June 30, 2000 was 20% compared to 22% for 1999. The decrease in the effective tax rate results from the recognition, during the second quarter of 2000, of deferred tax assets through the reduction of the related valuation allowance for capital loss carryforwards amounting to $12,250,000. The Company has announced its intention to restructure the Company and divide the Company into three separately public traded companies. This restructure will include the sale of stock of two newly formed companies, which is expected to result in a net capital gain. The Company will be able to utilize its capital loss carryforwards to offset the gain generated on the sale of stock. Ultimate realization of the deferred tax asset is dependent upon the Company generating sufficient capital gains prior to the expiration of the capital loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

During the six months ended June 30, 2000 cash provided by operating activities totaled $82,263,000 compared to $20,412,000 in 1999. Operating cash flows reflect the Company's net income of $58,492,000 and net noncash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $49,087,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $25,316,000. The working capital increases principally consists of a $17,839,000 decrease in trade accounts payable resulting from the timing of payments to vendors and an increase in inventories of $9,098,000.

Cash used in investing activities was $47,402,000 for the six months ended June 30, 2000 compared to $21,194,000 for the same period of 1999. In 2000, the Company made capital expenditures of $13,923,000, principally representing production equipment in Western and Central Europe and an increase in the investment in research and development in North America. In addition, the Company used $34,153,000 for the acquisition of a business and product rights ($9,697,000) and for the deposit of cash required for the acquisition of Solco Basel AG in early July ($24,456,000). In 1999, net cash used in investing activities principally consisted of $19,947,000 in capital expenditures and $1,948,000 for the acquisition of a pharmaceutical distributor in Hungary.

Cash used in financing activities totaled $22,137,000 for the six months ended June 30, 2000, including payments on long-term debt of $12,734,000, payments of cash dividends on common stock of $11,173,000 and payments on notes payable $6,080,000. These payments were offset by proceeds on notes payable of $4,856,000 and proceeds from the exercise of stock options of $2,994,000. In 1999, cash used in financing activities totaled $21,818,000 consisting of principal payments on long-term debt of $65,556,000, cash dividends paid on common stock of $10,043,000, and a net reduction of short-term borrowings of $5,345,000. Also during 1999, the Company repurchased 223,967 shares of its common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998. These amounts were partially offset by the proceeds of long-term borrowings totaling $26,719,000. In addition in 1999, as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995, the Company sold to Schering-Plough 1,141,498 shares of its common stock for $27,000,000. Proceeds from the exercise of employee stock options provided an additional $10,957,000. At June 30, 2000, certain of the Company's lines of credit and long-term borrowings include covenants restricting payment of dividends, issuance of new indebtedness and repurchase of the Company's common stock.

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

On June 15, 2000, the Company filed a registration statement on Form S-1 to register shares in a new company called Ribapharm, Inc. ("Ribapharm"). Ribapharm was incorporated on April 14, 2000 and was formerly a division of the Company. It is the Company's intent to contribute substantially all of its research and development assets and all rights to the license agreement between the Company and Schering-Plough, which will entitle Ribapharm to receive all of the royalties for sales of ribavirin. The Company intends to tender for all or part of the existing public debt, using proceeds from the sale of Ribapharm shares and additional financing. The Company intends to retain at least 80% ownership in the shares of Ribapharm. There are no assumptions that this transaction will be consummated.

The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of June 30, 2000, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

The Company is currently self-insured with respect to product liability claims. While to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company's liquidity and financial performance.

Foreign Operations

Approximately 63% and 66% of the Company's revenues for the six months ended June 30, 2000 and 1999, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

Russia

Russia continues to experience economic difficulties following the financial crisis of August 1998, when the ruble was 6.3 to $1 and subsequently devalued to 27.5 rubles to $1 by the end of 1999. Consequently, the ruble continues to devalue, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

At June 30, 2000 the ruble exchange rate was 28.1 rubles to $1 as compared with the rate at December 31, 1999 of 27.5 rubles to $1. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $478,000 and $2,834,000, respectively, related to its Russian operations during the three and six month periods ended June 30, 2000. As of June 30, 2000, ICN Russia had a net monetary asset position of approximately $12,734,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to reduce its net monetary exposure by reducing accounts receivable balances and lengthening its payments to suppliers. However, there can be no assurance that such efforts will be successful.

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

The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies through December, 2000. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.


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

Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At June 30, 2000, the Company does not have any significant financial instruments denominated in foreign currencies that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes due 2008 and its 9-1/4% Senior Notes due 2005) totaling
$587,170,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's 2000 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $25,600,000 as of June 30, 2000.

During 1999, the Company entered into certain option transactions which allow the Company to establish a price range in which the Company has the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. Under this program, the Company sold put options, which entitle the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options, which entitle the Company to purchase its stock at a specified price from the same party. The put and call options have essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The put options and the corresponding call options each expire from November 2000 through December 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement, or a net share settlement of its positions under the put and call options. The Company has a maximum potential obligation under the put options to buy back 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The net settlement obligation of the Company, based on the closing market price of the stock at June 30, 2000, was approximately $1,280,000 or 46,014 shares. The Company continually reevaluates the potential impact of these option positions and believes its capital resources are sufficient to meet the potential obligations of these option positions.


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



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     15.1 Review Report of Independent Accountants

     15.2 Awareness Letter of Independent Accountants

     27.1 Financial Data Schedule


(b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  August 14, 2000        /s/   Milan Panic
                              Milan Panic
                              Chairman of the Board and
                              Chief Executive Officer



Date:  August 14, 2000        /s/   Richard A. Meier
                              Richard A. Meier
                              Executive Vice President and
                              Chief Financial Officer



                          EXHIBIT INDEX



Exhibit                                                               .

 15.1  Review Report of Independent Accountants

 15.2  Awareness Letter of Independent Accountants

 27.1  Financial Data Schedule








 Exhibit 15.1


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors of
ICN Pharmaceuticals, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and subsidiaries as of June 30, 2000 and the related consolidated condensed statements of income, comprehensive income and cash flows for each of the three month and six month periods ended June 30, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 4, 2000, which included an emphasis of matter paragraph related to the Company's change in method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, as more fully described in Notes 2 and 14 to the consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Newport Beach, California
August 3, 2000



Exhibit 15.2


           AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS



August 10, 2000



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549



Commissioners:

We are aware that our report dated August 3, 2000 on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company') as of and for the three month and six month periods ended June 30, 2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971 and 333-81383) and on Form S-3 (File Nos. 333-10661).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Newport Beach, California