Form 10-Q
period 2000-09-30
ICN PHARMACEUTICALS INC
filed 2000-11-14
CIK 930184

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

  Yes X    No

      The  number  of outstanding shares of the  registrant's
Common  Stock, $.01 par value, as of November  10,  2000  was
79,624,829.

                    ICN PHARMACEUTICALS, INC.

                              INDEX


                                                       Page
                                                         Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

  Consolidated Condensed Balance Sheets -
     September 30, 2000 and December 31, 1999                 3

  Consolidated Condensed Statements of Income -
     Three and nine months ended September 30, 2000 and 1999  4

Consolidated Condensed Statements of Comprehensive Income -
     Three and nine months ended September 30, 2000 and 1999  5

  Consolidated Condensed Statements of Cash Flows -
     Nine months ended September 30, 2000 and 1999            6

Management's Statement Regarding Unaudited Financial
     Statements                                               7

  Notes to Consolidated Condensed Financial Statements        8

Item  2. Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                          14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                   23

Item 6.  Exhibits and Reports on Form 8-K                    23



SIGNATURES                                                   24



                    ICN PHARMACEUTICALS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
            September 30, 2000 and December 31, 1999
        (unaudited, in thousands, except per share data)

                                       September 30,    December 31,
                                            2000            1999
ASSETS

Current Assets:
 Cash and cash equivalents               $ 227,958        $177,577
 Restricted cash                               343             414
 Accounts receivable, net                  243,219         231,902
 Inventories, net                          157,609         136,762
 Prepaid expenses and other current assets  21,882          18,075
   Total current assets                    651,011         564,730

Property, plant and equipment, net         349,351         332,360
Deferred income taxes, net                  76,712          81,095
Other assets                                33,649          37,625
Goodwill and intangibles, net              446,735         456,451
                                        $1,557,458      $1,472,261


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade payables                          $  53,294        $ 65,195
 Accrued liabilities                        86,079          66,185
 Notes payable                               6,580           8,762
 Current portion of long-term debt           1,739             312
 Income taxes payable                        9,967             168
   Total current liabilities               157,659         140,622

Long-term debt, less current portion       593,600         596,961
Deferred income and other liabilities       38,244          28,628
Minority interest                           19,024          22,478

Commitments and contingencies

Stockholders' Equity:
 Common stock, $.01 par value; 200,000 shares authorized;
   79,753 (September 30, 2000) and 78,950 (December 31, 1999)
   shares outstanding (after deducting shares in treasury of
   814 and 814, respectively)                  796             789
 Additional capital                        962,559         949,181
 Accumulated deficit                      (119,493)       (197,602)
 Accumulated other comprehensive loss      (94,931)        (68,796)
   Total stockholders' equity              748,931         683,572
                                        $1,557,458      $1,472,261

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    ICN PHARMACEUTICALS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2000 and 1999
        (unaudited, in thousands, except per share data)


                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                                 2000      1999           2000     1999
Revenues:
 Product sales                 $158,342  $148,125      $466,013  $459,209
 Royalties                       49,000    33,527       125,102    75,678
   Total revenues               207,342   181,652       591,115   534,887

Costs and expenses:
 Cost of product sales           64,230    54,133       185,931   186,178
 Selling, general and
 administrative expenses         66,164    60,855       205,029   178,479
 Research and development costs   5,711     2,613        12,564     7,875
 Amortization of goodwill
 and intangibles                  7,453     7,390        22,863    21,910

   Total expenses               143,558   124,991       426,387   394,442

   Income from operations        63,784    56,661       164,728   140,445

Translation and exchange
 losses, net                        491        54         4,547     8,114
Interest income                  (3,241)   (2,166)       (9,053)   (7,060)
Interest expense                 15,339    14,920        45,974    41,794

Income before provision for income
  taxes and minority interest    51,195    43,853       123,260    97,597

Provision for income taxes       15,045    12,469        29,587    24,369
Minority interest                  (459)     (426)       (1,428)   (7,046)

  Net income                    $36,609   $31,810       $95,101   $80,274


  Basic earnings per common share $0.46     $0.41         $1.20     $1.03

  Shares used in per share
  computation                    79,548    78,193        79,200    77,603


  Diluted earnings per
  common share                $    0.45  $   0.39      $   1.16  $   0.98

  Shares used in per
  share computation              82,099    82,288        81,883    82,055


The accompanying notes are an integral part of these consolidated condensed financial statements.



                    ICN PHARMACEUTICALS, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2000 and 1999
                    (unaudited, in thousands)



                                Three Months Ended    Nine Months Ended
                                  September 30,          September 30,
                                  2000     1999         2000     1999
Net income                       $36,609  $31,810      $95,101   $80,274

Other comprehensive income (loss):
  Foreign currency translation
  adjustments                    (10,830)   1,138      (26,135)  (13,840)

Comprehensive income             $25,779  $32,948      $68,966   $66,434


The accompanying notes are an integral part of these consolidated condensed financial statements.


                    ICN PHARMACEUTICALS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      For the nine months ended September 30, 2000 and 1999
                    (unaudited, in thousands)

                                                 Nine Months Ended
                                                   September 30,

                                                  2000       1999
Cash flows from operating activities:
  Net income                                   $ 95,101   $ 80,274
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization               47,090     48,922
     Provision for losses on
     accounts receivable                          6,361      1,072
     Provision for inventory obsolescence         4,388      3,558
     Translation and exchange losses, net         4,547      8,114
     Deferred income                                --      (4,983)
     (Gain) loss on sale of assets                  642       (506)
     Other non-cash losses                        1,750      3,089
     Deferred income taxes                        4,302      4,198
     Minority interest                           (1,428)    (7,046)
  Change in assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                        (18,608)   (38,770)
     Inventories                                (20,912)   (14,975)
     Prepaid expenses and other assets           (1,245)    (2,451)
     Trade payables and accrued
     liabilities                                 (1,687)   (28,365)
     Income taxes payable                        10,212      1,172
Other liabilities                                 4,250     (2,446)
       Net cash provided by
       operating activities                     134,763     50,857

Cash flows from investing activities:
  Capital expenditures                          (28,617)   (32,661)
  Proceeds from sale of assets                      729        802
  Decrease (increase) in restricted cash             71         (9)
  Acquisition of license rights,
     product lines and businesses               (30,854)    (8,960)
       Net cash used in investing
       activities                               (58,671)   (40,828)

Cash flows from financing activities:
  Proceeds from issuance of
     long-term debt                                 --     144,574
  Proceeds from issuance of notes payable        5,724      17,544
  Payments on long-term debt                   (12,746)    (87,477)
  Payments on notes payable                     (7,890)    (26,954)
  Proceeds from exercise of stock options        7,248      11,849
  Proceeds from issuance of common stock            --      27,000
  Purchase of treasury stock                        --      (5,550)
  Dividends paid                               (16,992)    (15,540)
       Net cash (used in) provided by
       financing activities                    (24,656)     65,446

Effect of exchange rate changes on
  cash and cash equivalents                     (1,055)       (132)
Net increase in cash and cash equivalents       50,381      75,343
Cash and cash equivalents at beginning
  of period                                    177,577     104,921
Cash and cash equivalents at end
  of period                                  $ 227,958   $ 180,264

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 31, 1999.


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

Effective November 26, 1998, the Yugoslavian Ministry of Economic and Property Transformation issued a decree reducing the Company's equity ownership in ICN Yugoslavia from 75% to 35%. Although the Company disputes such action, representatives of the Company and ICN Yugoslavia's management were denied access to the premises and any representation as to the management of ICN Yugoslavia. As a result, the Company is no longer able to influence the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, at that time estimated to be zero. The Company accounts for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in the three month or nine month periods ended September 30, 1999 and 2000. [See Note 5]

Comprehensive Income: The balance of accumulated other comprehensive income at September 30, 2000 and December 31, 1999 consists of accumulated foreign currency translation adjustments. Other comprehensive income has not been recorded net of any tax benefit or provision as the Company does not expect to realize any significant tax benefit or expense from this item.

Dividend Information: In January 2000, the Company's Board of Directors declared a fourth quarter 1999 cash dividend of $0.07 per share, which was paid in February 2000. In 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.0725 per share for each quarter, including the third quarter dividend paid on October 30, 2000 to stockholders of record on October 16, 2000.

Reclassifications:   Certain  prior  year   amounts   have   been
reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

2.  Acquisitions

On July 1, 2000, the Company acquired 100% ownership of the Swiss pharmaceuticals company Solco Basel AG for $30,368,000, of which $25,068,000 was paid in cash ($4,026,000 of cash was received as part of the Solco assets) and the balance in 125,000 shares of the Company's common stock. Under the terms of the Company's agreement with the sellers, the Company has guaranteed a per share price initially at $40.00, increasing at a rate of 4% per annum through June 30, 2002. If the holders of the ICN shares sell any of the shares prior to June 30, 2002, the Company is entitled to one-half of any proceeds realized in excess of the guaranteed price. If the market price of the Company's common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment in cash. This acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

During 2000, the Company acquired various other businesses for a total of $3,242,000 in cash. These acquisitions were accounted for as purchases and are not material to the financial position or results of operations of the Company. In addition, the Company acquired an additional 6.47% interest in its subsidiary in Poland for $3,194,000 in cash, which increased the Company's ownership to 97.73%.

Product Acquisitions: In 2000, the Company acquired the rights to certain products principally in North America for the total consideration of $3,376,000. None of the product acquisitions are material to the financial position or results of operations of the Company.

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        2000    1999          2000    1999

Income:
  Numerator for basic earnings per share-
    Net income                       $36,609   $31,810      $95,101   $80,274

  Effect of dilutive securities           (3)        6           (2)      --

  Numerator for diluted earnings
  per share-income available to
  common stockholders after
  assumed conversions                $36,606   $31,816      $95,099   $80,274

Shares:
  Denominator for basic earnings
   per share-weighted-average
   shares outstanding                 79,548    78,193       79,200    77,603

  Effect of dilutive securities:
    Employee stock options             2,482     2,366        2,513     2,810
    Written put options                  --      1,092           47       364
    Series D Preferred Stock             --        616          --        616
    Convertible debt                      21        21           21        21
    Other dilutive securities             48       --           102       641

  Dilutive potential common shares     2,551     4,095        2,683     4,452

  Denominator for diluted earnings per
    share-adjusted weighted-average
     shares outstanding and
     assumed conversions              82,099    82,288       81,883    82,055

Basic earnings per
  common share                        $ 0.46    $ 0.41       $ 1.20    $ 1.03

Diluted earnings per common share     $ 0.45    $ 0.39       $ 1.16    $ 0.98

Other dilutive securities includes the effect of shares which would be contingently issuable in satisfaction of a guarantee made in connection with the issuance of shares for the acquisition of the rights to certain products from F. Hoffmann - La Roche Ltd. ("Roche") during 1998. Under the terms of the agreement, in the event that the market value of the Company's common stock at the guarantee date does not meet the specified guarantee price, the Company will be obligated to satisfy the guarantee amount in cash or, in certain circumstances, in additional shares of its common stock. Based upon the market price of the Company's common stock at September 30, 2000, the guaranteed value of the shares subject to such guarantee exceeded the market value by approximately $1,491,425.

Additionally for certain periods, other dilutive securities includes the dilutive effect of certain put options. During 1999, the Company sold certain put options to an independent third party; the proceeds were used to purchase call options from the same party in a private placement transaction not requiring any net cash outlay at the time. The put options and the corresponding call options each expire in the fourth quarter of 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company has a maximum potential obligation under the put options to purchase 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. As of September 30, 2000, no shares were considered outstanding for the purpose of computing diluted earnings per share based upon the market price of the Company's common stock on that date.

4.  Detail of Certain Accounts

                                        September 30,    December 31,
 (in thousands)                             2000             1999

 Accounts receivable, net:
  Trade accounts receivable             $  195,055       $  206,766
  Other receivables                         19,307           16,958
  Royalty receivable                        49,081           34,725
                                           263,443          258,449
  Allowance for doubtful accounts          (20,224)         (26,547)
                                        $  243,219       $  231,902

 Inventories, net:
  Raw materials and supplies            $   49,698       $   32,683
  Work-in-process                           18,675           12,610
  Finished goods                            99,817           99,429
                                           168,190          144,722
  Allowance for inventory obsolescence     (10,581)          (7,960)
                                        $  157,609       $  136,762

 Property, plant and equipment, net:
  Property, plant and equipment, at cost$  439,904       $  409,482
  Accumulated depreciation and
   amortization                            (90,553)         (77,122)
                                        $  349,351       $  332,360

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

6.  Business Segments

During 1999, the Company decided to manage its Central European businesses from the Western European headquarters in anticipation of the entry of Poland, Hungary and the Czech Republic into the European Union. As a result, the Company integrated ICN Hungary, ICN Czech Republic and ICN Poland, which were previously reported under the Other Eastern Europe segment, into the Western and Central Europe segment. All amounts for 1999 have been restated to conform with the current year presentation. The Company's Latin America segment is principally comprised of Mexico.

The following table sets forth the amounts of segment revenues and operating income of the Company for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
                              2000      1999       2000      1999

Revenues
Pharmaceuticals
North America                $74,474   $71,482   $207,335  $181,630
Western and Central Europe    46,502    43,262    136,576   134,499
Latin America                 32,422    24,010     90,406    70,742
Russia                        25,486    19,330     75,520    63,688
Asia, Africa, Australia       14,425     9,033     36,449    38,281
  Total Pharmaceuticals      193,309   167,117    546,286   488,840
Biomedicals                   14,033    14,535     44,829    46,047
  Consolidated revenues     $207,342  $181,652   $591,115  $534,887


Operating Income
Pharmaceuticals
North America                $57,379   $50,660   $159,580  $122,600
Western and Central Europe     6,750     7,086     17,400     8,542
Latin America                 11,687     8,532     29,100    24,300
Russia                          (983)    3,309     (3,054)    4,390
Asia, Africa, Australia        1,114     3,118      2,957    11,238
  Total Pharmaceuticals       75,947    72,705    205,983   171,070
Biomedicals                    2,324     1,295      3,945     5,365
  Consolidated segment
  operating income            78,271    74,000    209,928   176,435

Corporate expenses            14,487    17,339     45,200    35,990
Interest income               (3,241)   (2,166)    (9,053)   (7,060)
Interest expense              15,339    14,920     45,974    41,794
Translation and exchange
 losses, net                     491        54      4,547     8,114
   Income before provision
   for income taxes and
   minority interest         $51,195   $43,853   $123,260   $97,597

The following table sets forth the segment total assets of the Company as of September 30, 2000 and December 31, 1999 (in thousands):

                                                    Assets
                                            September      December
                                              2000          1999
Pharmaceuticals
North America                                $500,329      $516,231
Western and Central Europe                    265,883       218,577
Latin America                                 118,834       100,118
Russia                                        167,333       174,838
Asia, Africa, Australia                       109,808        98,402
  Total Pharmaceuticals                     1,162,187     1,108,166
Biomedicals                                    63,012        67,692
Corporate                                     332,259       296,403
                                           $1,557,458    $1,472,261

7. Supplemental Cash Flow Information

Cash paid for income taxes for the nine months ended September 30, 2000 and 1999 was $16,658,000 and $14,256,000, respectively.
Cash paid for interest, net of amounts capitalized, for the nine months ended September 30, 2000 and 1999 was $41,824,000 and $39,090,000 respectively. Other non-cash losses for the nine months ended September 30, 2000 and 1999 include $1,750,000 and $2,154,000, respectively, for compensation expense related to the vesting of restricted stock under the Company's Long Term Incentive Plan.

8. Subsequent Events

In November 2000, the Company entered into an agreement to provide Schering-Plough with rights to certain rights to license various products the Company may develop. Under the terms of the strategic agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin or Viramidine. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound.

Under the terms of the agreement, the Company also granted Schering-Plough the right of first/last refusal to license compounds relating to the treatment of infectious diseases (other than Hepatitis C) or cancer or other oncology indications as well as the right of first/last refusal with respect to Levovirin and Viramidine (collectively, the "refusal rights"). Under the terms of the refusal rights, if the if the Company intends to offer a license or other rights with respect to any of these compounds to a third party, the Company is required to notify Schering-Plough. At Schering-Plough's request, the Company is required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company cannot reach an agreement with Schering-Plough, the Company is permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company is required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, the Company may continue to develop that compound or license that compound to other third parties. The agreement with Schering-Plough will terminate the later of 12 years from the date of the agreement or the termination of the 1995 license agreement with Schering-Plough. The agreement was entered into as part of the resolution of claims asserted by Schering-Plough against the Company, including claims regarding the Company's alleged improper hiring of former Schering-Plough research and development personnel and claims
that  the  Company   was  not  permitted  to  conduct Hepatitis C
research.

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

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                   2000     1999           2000       1999
Revenues
Pharmaceuticals
North America                    $74,474   $71,482       $207,335  $181,630
Western and Central Europe (1)    46,502    43,262        136,576   134,499
Latin America principally Mexico  32,422    24,010         90,406    70,742
Russia                            25,486    19,330         75,520    63,688
Asia, Africa, Australia           14,425     9,033         36,449    38,281
  Total Pharmaceuticals          193,309   167,117        546,286   488,840
Biomedicals                       14,033    14,535         44,829    46,047
  Consolidated revenues         $207,342  $181,652       $591,115  $534,887

Product sales                   $158,342  $148,125       $466,013  $459,209
Royalty revenues                  49,000    33,527        125,102    75,678
  Total revenues                $207,342  $181,652       $591,115  $534,887

Cost of product sales            $64,230   $54,133       $185,931  $186,178

Gross profit margin on
  product sales                     59%       63%            60%       59%

(1)  The  Western and Central Europe segment includes  ICN  Czech
Republic, ICN Hungary and ICN Poland, which were previously included in the Other Eastern Europe segment in 1999. All amounts for 1999 have been restated to conform with the current year presentation

Quarter ended September 30, 2000 compared to 1999

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

Royalty revenues for the three months ended September 30, 2000 were $49,000,000 compared to $33,527,000 for the same period of 1999, reflective of additional sales of RebetronT by Schering-Plough resulting from the 1999 and 2000 launches into certain European markets and heightened worldwide demand for the combination therapy.

Segment Revenues: In the North America Pharmaceuticals segment, revenues for the three months ended September 30, 2000 were $74,474,000, compared to $71,482,000 for the same period of 1999. The increase in revenue of $2,992,000 (4%) was primarily the result of an increase of $15,502,000 (46%) in royalty revenues from sales of Rebetolr (ribavirin) by Schering-Plough and sales price increases of $3,688,000 (5%) partially offset by lower unit sales of $16,246,000 (23%) primarily resulting from production and supply problems that affected Efudexr and Libraxr and decreased sales of dermatological products.

In the Western and Central Europe Pharmaceuticals segment, revenues for the three months ended September 30, 2000 were $46,502,000 compared to $43,262,000 in the same period of 1999. The increase in revenues of $3,240,000 (7%) was primarily from sales attributable to the Solco Basel AG ("Solco") acquisition in the third quarter 2000 of $3,453,000.

In the Latin America Pharmaceuticals segment, revenues for the three months ended September 30, 2000 were $32,422,000, compared to $24,010,000 for the same period of 1999. The increase of $8,412,000 (35%) primarily reflects sales volume increases of $5,771,000 (24%) and price increases of $2,641,000 (11%). This region benefited from continued strong sales of Bedoyectar, an injectable vitamin B-12 supplement, the launch of OTO ENI ear drops for external infectious and inflammatory otitis for pediatric use, and the launch of a new line of dermatological products, which include Microskin, MicroVITA and MicroKA.

In the Russia Pharmaceuticals segment, revenues for the three months ended September 30, 2000 were $25,486,000, compared with $19,330,000 for the same period of 1999, an increase of $6,156,000 (32%). The increase primarily reflects a $5,549,000 (29%) increase in unit volume resulting from the expansion of the Company's retail pharmacy business and a $2,569,000 (13%) increase in unit prices offset by the negative impact of the stronger U.S. Dollar of $1,962,000 (10%).

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended September 30, 2000 were $14,425,000 compared to $9,033,000 for the same period of 1999. The increase of $5,392,000 (60%) is primarily due to unit volume increases in Ancotil rand Dalmadormr ($5,592,000) and from the sales attributable to the Solco acquisition in the 2000 third quarter of $2,461,000 partially offset by decreases in the base business products.

In the Company's Biomedicals segment, revenues for the three months ended September 30, 2000 were $14,033,000 compared to $14,535,000 for the same period of 1999, a decrease of $502,000 (3%) primarilly the result of the negative impact of the stronger U.S. Dollar.

Gross Profit: Gross profit margin on product sales decreased from 63% for the three months ended September 30, 1999 to 59% for the same period of 2000. The decrease in gross margin is reflective of the sale of lower margin products in the Russian region as a result of a shift in product mix during the third quarter of
2000. In addition, the AAA region experienced a decrease in gross margin as a result of higher manufacturing costs incurred on the transfer of products acquired from Roche and SmithKline Beecham to company owned facilities or toll manufacturers. Gross profit margins in North America, Western and Central Europe and Latin America regions for the three months ended September 30, 2000 were consistent with the comparable period of 1999.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $66,164,000 for the three months ended September 30, 2000, compared to $60,855,000 for the same period in 1999, an increase of $5,309,000 (9%). This increase is primarily due to a rise in selling and advertising expenses of $4,841,000 and $2,442,000 in the Russia and Latin America Pharmaceutical segments associated with the increase in revenue mentioned above and $2,098,000 of selling and advertising costs associated with the Solco business acquired in the quarter. These increases were partially offset by a decrease in legal expenses of $3,732,000.

Research and Development: Research and development expenses were $5,711,000 for the three months ended September 30, 2000, compared to $2,613,000 for the same period in 1999 an increase of $3,098,000 (119%). The increase reflects the higher level of research and development buildup that started in the second quarter. The Company continues to expect to increase its research and development spending, which includes laboratory upgrades and installation of state-of-the-art equipment at its Costa Mesa facility, in the fourth quarter.

Amortization of goodwill and intangibles: Amortization of goodwill and intangibles was $7,453,000 for the three months ended September 30, 2000, compared to $7,390,000 for the same period of 1999. The increase of $63,000 was primarily the result of the amortization of intangibles related to products acquired in late 1999 and in early 2000.

Translation and Exchange Losses, Net: Translation and exchange losses, net, were $491,000 for the three months ended September 30, 2000 compared to $54,000 for the same period in 1999. In the third quarter of 2000, transaction losses principally consisted of losses of $715,000 related to our operations in Puerto Rico and $274,000 in the Company's Biomedical Segment offset by transaction gains of $233,000 in the Western and Central Europe Segment and translation gains of $188,000 related to the net monetary asset position of the Company's Russian subsidiaries during the third quarter of 2000.

Interest Income and Expense: Interest expense during the three months ended September 30, 2000 increased $419,000 compared to the same period in 1999, primarily due to interest on the $125,000,000 principal amount 8-3/4% Senior Notes due 2008 issued in mid July 1999 offset by a reduction of debt during the end of the second quarter of 1999. Interest income increased from $2,166,000 in 1999 to $3,241,000 in 2000 as a result of the increase in cash generated during the second half of 1999.

Income Taxes: The Company's effective income tax rate for the three months ended September 30, 2000 was 29% compared to 28% for the comparable period of 1999. The provision for income taxes reflects higher taxable income in the United States.

Nine months ended September 30, 2000 compared to 1999

Royalty revenues: Royalty revenues for the nine months ended September 30, 2000 were $125,102,000 compared to $75,678,000 for the  same  period  of  1999, reflective of  additional  sales  of
RebetronT by Schering-Plough resulting from the 1999 and 2000 launches into certain European markets.

Segment Revenues: In the North America Pharmaceuticals segment, revenues for the nine months ended September 30, 2000 were
$207,335,000, compared to $181,630,000 for the same period of 1999. Revenues for the nine months ended September 30, 2000 reflect a $49,424,000 increase in royalty revenues from sales of Rebetolr (ribavirin) by Schering-Plough and $9,741,000 due to sales price increases partially offset by lower unit sales of $33,653,000 (32%) primarily resulting from production and supply problems that affected Efudexr and Libraxr and decreased sales of dermatological products.

In the Western and Central Europe Pharmaceuticals segment, revenues for the nine months ended September 30, 2000 were $136,576,000 compared to $134,499,000 in the same period of 1999.
The increase in revenues of $2,077,000 (2%) is primarily due to the Company's acquisition of Solco in the third quarter 2000.

In the Latin America Pharmaceuticals segment, revenues for the nine months ended September 30, 2000 were $90,406,000, compared to $70,742,000 for the same period of 1999. The increase of $19,664,000 (28%) primarily reflects increases in sales volume of $11,175,000 (16%) from sales of Bedoyectar, an injectable vitamin B-12 supplement, Virazoler (ribavirin), from the launching of OTO ENI, ear drops for external infectious and inflammatory otitis for pediatric use, and from the launching of a new line of dermatological products including Microskin, MicroVITA and MicroKA,

In the Russia Pharmaceuticals segment, revenues for the nine months ended September 30, 2000 were $75,520,000, compared with $63,688,000 for the same period of 1999, an increase of $11,832,000 (19%). The increase was primarily the result of the expansion of the Company's retail pharmacy business in 1999 and increases in unit prices partially offset by sales volume decreases in Ascorbic Acid, for vitamin C deficiency, Corvalol, a sedative and other products.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the nine months ended September 30, 2000 were $36,449,000 compared to $38,281,000 for the same period of 1999, a decrease of $1,832,000 (5%). Nine month 2000 revenues include sales attributable to the Solco acquisition in the third quarter of $2,461,000. The decrease, after excluding the sales from Solco ($4,293,000), is primarily due to unit volume decreases of $4,970,000 (13%) resulting from the shift by the Company to new distribution channels a year ago resulting in higher than normal sales in the second quarter of 1999.

In the Company's Biomedicals segment, revenues for the nine months ended September 30, 2000 were $44,829,000 compared to $46,047,000 for the same period of 1999, a decrease of $1,218,000 (3%). The decrease is primarily due to lower sales volume in the Company's diagnostics and research product lines, partially offset by increased revenues from dosimetry services.

Gross Profit: Gross profit margin on product sales increased to 60% for the nine months ended September 30, 2000, compared to 59% for 1999. The improvement in gross margin is reflective of lower gross profit margins in 1999 in the Company's Russian operations as a result of the decline in sales volume resulting from the Russian economic crisis and the decline in the value of the ruble.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $205,029,000 for the nine months ended September 30, 2000, compared to $178,479,000 for the same period in 1999, an increase of $26,550,000. In 1999, selling, general and administrative expenses included approximately $11,981,000 of costs associated with an asset revaluation in the Hungarian business. Excluding the asset revaluation charge in 1999, selling, general and administrative expenses increased $38,531,000. This increase is primarily due to a rise in selling and advertising expenses of $30,924,000 and an increase in corporate expenses, including compensation and legal expenses of $2,748,000 in 2000.

Research and Development: Research and development expenses for the nine months ended September 30, 2000 were $12,564,000, compared to $7,875,000 for the same period in 1999. The increase reflects the higher level of research and development buildup that started in the second quarter.

Translation and Exchange Losses, Net: Translation and exchange losses, net were $4,547,000 for the nine months ended September 30, 2000 compared to $8,114,000 for the same period in 1999. In the nine months of 2000, translation losses principally consisted of translation losses of $2,646,000 related to the net monetary asset position of the Company's Russian subsidiaries and transaction losses of $1,217,000 related to operations in Puerto Rico. In 1999, translation losses principally consisted of translation losses of $5,056,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $2,557,000 in Hungary and Poland resulting from foreign-denominated debt.

Interest Income and Expense: Interest expense during the nine months ended September 30, 2000 increased $4,180,000 compared to the same period in 1999, primarily due to interest on the $125,000,000 principal amount 8-3/4% Senior Notes due 2008 issued in July 1999 offset by a reduction of debt during the second half of 1999 in the Company's subsidiaries in Hungary, Poland and Czech Republic. Interest income increased from $7,060,000 in 1999 to $9,053,000 in 2000 as a result of the increase in cash generated during the second half of 1999.

Income Taxes: The Company's effective income tax rate for the nine months ended September 30, 2000 was 24% compared to 25% for 1999. The decrease in the effective tax rate results from higher taxable income in 2000 offset by the recognition, during the second quarter of 2000, of deferred tax assets through the reduction of the related valuation allowance for capital loss carryforwards amounting to $12,250,000. The Company has announced its intention to restructure the Company and divide the Company into three separate publicly traded companies. This restructuring will include the sale of stock of the two newly formed companies, which is expected to result in a net capital gain. The Company will be able to utilize its capital loss carryforwards to offset the gain generated on the sale of stock. Ultimate realization of the deferred tax asset is dependent upon the Company generating sufficient capital gains prior to the expiration of the capital loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

During the nine months ended September 30, 2000 cash provided by operating activities totaled $134,763,000 compared to $50,857,000 in 1999. Operating cash flows reflect the Company's net income of $95,101,000 and net noncash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $67,652,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $27,990,000. The working capital increases principally consists of a $14,356,000 increase in royalty receivable resulting from the increase in revenue under the Company's license agreement with Schering-Plough and an increase in inventories of $20,912,000 offset by an increase in income taxes payable of $10,212,000 resulting from increased income in higher tax regions.

Cash used in investing activities was $58,671,000 for the nine months ended September 30, 2000 compared to $40,828,000 for the same period of 1999. In 2000, the Company made acquisitions of license rights, product lines and businesses amounting to $30,854,000 (net of acquired cash $4,613,000) and capital expenditures of $28,617,000, principally representing production equipment in Western and Central Europe and an increase in the investment in research and development in North America. In 1999, net cash used in investing activities principally consisted of $32,661,000 in capital expenditures and $8,960,000 (net of cash acquired $469,000) for the acquisition of a chain of 88 pharmacies in Russia and the purchase of a pharmaceutical distributor in Hungary.

Cash used in financing activities totaled $24,656,000 for the nine months ended September 30, 2000, including payments of cash dividends on common stock of $16,992,000, payments on long-term debt of $12,746,000 and payments on notes payable of $7,890,000. These payments were offset by proceeds from the exercise of stock options of $7,248,000 and proceeds from the issuance of notes payable of $5,724,000. Net cash provided by financing activities totaled $65,446,000 for the nine months ended September 30, 1999. Proceeds from long-term borrowings totaled $144,574,000, including net proceeds of $118,985,000 from a private placement of $125,000,000 principal amount of its 8-3/4% Senior Notes due 2008, which the Company completed in July 1999. Other sources of cash included $27,000,000 from the sale to Schering-Plough of 1,141,498 shares of its common stock (as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995) and proceeds from the exercise of employee stock options of $11,849,000. The Company in 1999 used cash (including a portion of the proceeds of the 8-3/4% Senior Notes) for principal payments of $87,477,000 on long-term debt and for a net $9,410,000 reduction of short-term borrowings. Cash was also used for the payment of dividends on common stock of $15,540,000 and the repurchase of 223,967 shares of common stock for $5,550,000, completing the initial $10,000,000 portion of the Stock Repurchase Program authorized by the Company's Board of Directors in 1998.

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

On August 23, 2000, the Company filed registration statement Amendment No. 1 on Form S-1 to register shares in a new company called Ribapharm, Inc. ("Ribapharm"). Ribapharm was incorporated on April 14, 2000 and was formerly a division of the Company. It is the Company's intent to contribute substantially all of its research and development assets and all rights to the license agreement between the Company and Schering-Plough, which will entitle Ribapharm to receive all of the royalties for sales of ribavirin. The Company intends to tender for all or part of the existing public debt, using proceeds from the sale of Ribapham shares and additional financing. Initially, the Company plans to retain at least 80% ownership in the shares of Ribapharm.
However, subject to certain legal and tax regulations, the Company intends to spin-off the remaining interest to shareholders. There can be no assurance that this transaction will be consummated.

The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of September 30, 2000, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company's liquidity and financial performance

Foreign Operations

Approximately 63% and 64% of the Company's revenues for the nine months ended September 30, 2000 and 1999, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

As a result of the changing political environment in Yugoslavia, the Company is attempting to regain control of ICN Yugoslavia.
There can be no assurance that the Company will be successful in its efforts.

Russia

Russia continues to experience economic difficulties following the financial crisis of August 1998, when the ruble was 6.3 to $1 and subsequently devalued to 27.5 rubles to $1 by the end of 1999. To date, the ruble continues to fluctuate, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

At September 30, 2000 the ruble exchange rate was 27.8 rubles to $1 as compared with the rate at December 31, 1999 of 27.5 rubles to $1. As a result of the change in the ruble exchange rate, the Company recorded translation gains of $188,000 and translation losses of $5,056,000, respectively, related to its Russian operations during the three and nine month periods ended September 30, 2000. As of September 30, 2000, ICN Russia had a net monetary asset position of approximately $14,511,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to reduce its net monetary exposure by reducing accounts receivable balances and lengthening its payments to suppliers. However, there can be no assurance that such efforts will be successful.

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

Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At September 30, 2000, the Company does not have any significant financial instruments denominated in foreign currencies that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes due 2008 and its 9-1/4% Senior Notes due 2005) totaling $587,170,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's 2000 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $25,500,000 as of September 30, 2000.

During 1999, the Company entered into certain option transactions which allow the Company to establish a price range in which the Company has the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. Under this program, the Company sold put options, which entitle the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options, which entitle the Company to purchase its stock at a specified price from the same party. The put and call options have essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The put options and the corresponding call options each expire in the fourth quarter of 2000 and are exercisable only at the expiration dates. The Company may, at its option, make a physical settlement, a cash settlement, or a net share settlement of its positions under the put and call options. The Company has a maximum potential obligation under the put options to buy back 2,380,953 shares of its common stock for an aggregate price of approximately $67,500,000. The call options entitle the Company to buy 1,064,085 shares of its common stock for approximately $33,519,000. The Company continually reevaluates the potential impact of these option positions and believes its capital resources are sufficient to meet the potential obligations of these option positions.


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


PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

See Note 5 of Notes to Consolidated Condensed Financial
Statements

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     15.1 Review Report of Independent Accountants

     15.2 Awareness Letter of Independent Accountants

     27.1 Financial Data Schedule


(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended
September 30, 2000.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ICN PHARMACEUTICALS, INC.
                              Registrant


Date:  November 14, 2000      /s/ Milan Panic
                              Milan Panic
                              Chairman of the Board and
                              Chief Executive Officer



Date:  November 14, 2000      /s/ Richard A. Meier
                              Richard A. Meier
                              Executive Vice President and
                              Chief Financial Officer



                          EXHIBIT INDEX



Exhibit                                                               .

 15.1  Review Report of Independent Accountants
 15.2  Awareness Letter of Independent Accountants

 27.1  Financial Data Schedule








Exhibit 15.1


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors of
ICN Pharmaceuticals, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and its subsidiaries as of September 30, 2000 and the related consolidated condensed statements of income, comprehensive income and cash flows for each of the three month and nine month periods ended September 30, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 4, 2000, which included an emphasis of matter paragraph related to the Company's change in method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, as more fully described in Notes 2 and 14 to the consolidated statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
November 6, 2000



Exhibit 15.2


           AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS



November 13, 20000



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549



Commissioners:

We are aware that our report dated November 6, 2000 on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company') as of and for the three month and nine month periods ended September 30, 2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971 and 333-81383) and on Form S-3 (File No. 333-10661).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California




EXHIBIT 27.1


                     FINANCIAL DATA SCHEDULE

       This   schedule  contains  summary  financial  information
extracted  from  ICN Pharmaceuticals, Inc.'s September  30,  2000
Consolidated Condensed Financial Statements and is qualified in its entirety by reference to such financial statements.


                          Three months endedNine months ended
                            September 30,     September 30,
                                  2000                2000


Multiplier                      1,000              1,000
Period-Type                     3 MOS              9 MOS
Fiscal-Year-End             Dec-31-00          Dec-31-00
Period-Start                Jul-01-00          Jan-01-00
Period-End                  Sep-30-00          Sep-30-00

Cash                          $227,958         $ 227,958
Securities                        --                 --
Receivables                   263,443            263,443
Allowances                    (20,224)          (20,224)
Inventory                     157,609            157,609
Current assets                651,011            651,011
PP&E                          439,904            439,904
Depreciation                  (90,553)          (90,553)
Total assets                  1,557,458        1,557,458
Current Liabilities           157,659            157,659
Bonds                             --                 --
Preferred Mandatory               --                 --
Preferred                         --                 --
Common                            796                796
Other SE                      748,135            748,135
Total Liabilities and Equity  1,557,458        1,557,458
Sales                         158,342            466,013
Total Revenues                207,342            591,115
CGS                            64,230            185,931
Total Costs                    64,230            185,931
Other expenses                  5,711             12,564
Loss provision                    --                 --
Interest expense               15,339             45,974
Income pretax                  51,195            123,260
Income tax                     15,045             29,587
Income-continuing              36,609             95,101
Discontinued                      --                 --
Extraordinary                     --                 --
Changes                           --                 --
Net income                    $36,609          $  95,101
EPS-primary                   $   .46          $    1.20
EPS-diluted                   $   .45          $    1.16