Form 10-K
period 2000-12-31
ICN PHARMACEUTICALS INC
filed 2001-04-02
CIK 930184

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 2000.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on March 12, 2001, was approximately $1,870,154,941.

     The number of outstanding shares of the Registrant's common stock as of March 12, 2001 was 80,236,646.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in ICN Pharmaceuticals, Inc.'s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                                PART I
1.   Business....................................................    1
2.   Properties..................................................   15
3.   Legal Proceedings...........................................   15
4.   Submission of Matters to a Vote of Security Holders.........   15

                                PART II
5.   Market for Registrant's Common Equity and Related
     Stockholder Matters.........................................   16
6.   Selected Financial Data.....................................   17
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   19
7A.  Quantitative and Qualitative Disclosures About Market
     Risk........................................................   29
8.   Financial Statements and Supplementary Data.................   32
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   61

                               PART III
10.  Directors and Executive Officers of the Registrant..........   61
11.  Executive Compensation......................................   61
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   61
13.  Certain Relationships and Related Transactions..............   61

                                PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.........................................................   61

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     ICN Pharmaceuticals, Inc. (the "Company") is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products. In 2000, the Company had revenues of $800.3 million and net income of $90.2 million. Based on the closing price of the Company's common stock on the New York Stock Exchange on March 12, 2001, the Company has an equity market capitalization of approximately $1.9 billion.

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

     The Company's research and development efforts are primarily focused on the development of drugs in the antiviral and anticancer areas. The Company's current research and development program areas include hepatitis C, hepatitis B, HIV, and cancer, each of which affects a large number of patients. The Company seeks to capitalize on an extensive nucleoside analog library that has already lead to the discovery and development of ribavirin.

     The Company operates in two principal business areas: the pharmaceutical business which comprises approximately 93% of the Company's total revenue, and the biomedical business which makes up the remainder. The Company's pharmaceutical business operates as five regional businesses: North America, Latin America, Western Europe (including Poland, Hungary and the Czech Republic), Eastern Europe (predominantly Russia), and Asia, Africa and Australia ("AAA"). The Company's biomedical business operates in three primary areas: research chemicals, dosimetry and diagnostic equipment. The regional businesses are each comprised of a number of local operating subsidiaries most of which are owned directly or indirectly through the Company's principal operating company in the United States.

     While most of the Company's businesses operate as part of a global integrated strategy, each region utilizes knowledge of the local markets to enhance the overall performance of the Company. For example, the Company operates six pharmaceutical companies throughout Eastern Europe and, as measured by sales, the Company believes it is one of the largest pharmaceutical companies in Eastern Europe. Long term, the Company believes that as the standard of living (disposable income as a percentage of GNP) rises, the rate of spending on health care will increase. The Company also believes it will benefit from the future growth of the Russian market over the next decade.

RESTRUCTURING

     On June 15, 2000, the Company publicly announced a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company's royalty stream from ribavirin and the Company's U.S. research & development operations), ICN International (comprised of the

Company's operations in Western Europe, Eastern Europe and Asia, Africa and Australia) and ICN Americas (comprised of the Company's operations in North America, Latin America and Biomedicals).

  Ribapharm

     The Company has filed a registration statement with the Securities and Exchange Commission to sell a minority interest in Ribapharm in an underwritten public offering. The Company intends to distribute the remaining interest in Ribapharm to the Company's stockholders on a tax-free basis as soon as possible after the completion of the Ribapharm public offering. The distribution will be subject to a ruling from the U.S. Internal Revenue Service, compliance with all other legal and regulatory provisions, and the required approval by holders of the Company's outstanding debt. Subject to market conditions, the Company is planning to complete the Ribapharm offering in 2001.

  ICN International

     The Company intends to sell up to a 40% interest in ICN International in an offering. The Company intends to apply for listing of the shares of ICN International on the Budapest Stock Exchange and global depositary receipts on the London Stock Exchange. Subject to market conditions and regulatory approvals the Company expects to complete the offering of ICN International in the second quarter of 2001.

  ICN Americas

     In addition to continuing the Company's operations in North America, Latin America and Biomedicals, ICN Americas will hold the remaining interests in ICN International and Ribapharm until these interests are disposed of by ICN Americas, as discussed above.

     When available, copies of the preliminary prospectus relating to the offering of shares of Ribapharm may be obtained from the offices of UBS Warburg LLC, 299 Park Avenue, New York, New York 10171, telephone 212-821-3000.

     A registration statement relating to the shares of Class A common stock of Ribapharm has been filed with the U.S. Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

     Any securities of ICN International offered will not be and have not been registered under the U.S. Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption from registration requirements.

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

     In July 2000, the Company acquired the Swiss pharmaceutical company Solco Basel AG for $30.4 million, of which $25.2 million was paid in cash ($4 million of cash was received as part of the Solco assets) and the balance in 125,000 shares of the Company's common stock. Under the terms of the Company's agreement with the sellers, the Company has guaranteed a per share price initially at CHF 64 ($40.00 at December 31, 2000), increasing at a rate of 4% per annum through June 30, 2002. If the holders of the shares sell any of the shares prior to June 30, 2002, the Company is entitled to one-half of any proceeds realized in excess of the guaranteed price. If the market price of the Company's common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment in cash. The aggregate guaranteed value of the shares held by the sellers exceeds the market value by approximately $1.4 million as of December 31, 2000.

     Effective September 1, 1999, the Company acquired a chain of 88 retail outlets in Moscow and St. Petersburg, Russia, for $7.6 million. The purchase complements the Company's plan to vertically integrate the Russian market and provides the Company with the ability to effectively implement one element of its distribution strategy.

     Effective October 1, 1998, the Company completed the acquisition of the worldwide rights (except India) to four products from F. Hoffmann -- La Roche Ltd ("Roche"). The products include Dalmane(R)/ Dalmadorm(R), a sleep disorder drug; Fluorouracil, an oncology product; Librax(R), a treatment for gastrointestinal disorders; and Mogadon(R), a sleep disorder drug also used to treat epilepsy. The aggregate purchase price for the products was $178.8 million, paid in a combination of $89.4 million cash and 2,883,871 shares of the Company's common stock, valued at $89.4 million. Under the terms of the Company's agreement with Roche, the Company guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. On February 28, 2001, the Company issued 92,975 shares of its common stock valued at approximately $2.7 million in settlement of the guarantee. See
Note 11 of Notes to Consolidated Financial Statements.

     In October 1998, the Company entered into agreements with Senetek plc under which it obtained rights to market certain products, including rights to market Kinetin (marketed by the Company as Kinerase(R)), a skin cream to inhibit signs of aging, through physicians and pharmacies. In 1998, the Company launched the product and is marketing it through its existing operations.

     In July 1998, the Company acquired Vyzkumny Ustav Antibiotic a Biotransformacii ("VUAB"), a manufacturing and research facility located in a suburb of Prague, Czech Republic for $17.9 million in cash. VUAB's two main product lines are finished forms of human drugs, including injectable antibiotics and pharmaceutical raw materials, including ephedrine, a powdered or crystalline alkaloid used in the treatment of allergies and asthma, and nystatin, an antibiotic used in the treatment of fungal infections.

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

     In May 1999, the European Union's ("EU") Commission for the European Communities granted marketing authorization to Schering-Plough to market Rebetol(R) (ribavirin) capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R)A in certain countries) for the treatment of both relapsed and naive HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that was immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetol(R) in Germany (May 1999), the United Kingdom (July 1999), Italy (October
1999), France (May 2000) and Spain (May 2000). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

     In December 2000, Schering-Plough submitted a supplemental NDA with the FDA to market ribavirin in the U.S. under the brand name Rebetol separately for use in combination with interferon alfa-2b. FDA approval would allow Schering-Plough to sell ribavirin separately as well as part of a package with interferon alfa-2b.

     On December 20, 2000, Schering-Plough Corporation received notice that the European Union's Committee for Proprietary Medicinal Products ("CPMP") of the European Agency for the Evaluation of Medicinal Products has issued a positive opinion recommending approval of Peg-Intron(TM) (peginterferon alfa-2b) Injection and Rebetol(R) (ribavirin) Capsules as combination therapy for the treatment of both relapsed and naive adult patients with histologically proven chronic hepatitis C. The CPMP opinion serves as the basis for a European Commission approval, which is typically issued within three to four months. Commission approval of the centralized Type II variations to the Marketing Authorizations for Peg-Intron(TM) and Rebetol(R) would result in unified labeling that would be immediately valid in all 15 EU-Member States.

     On January 19, 2001, the FDA granted marketing approval to Peg-Intron(TM) as once-weekly monotherapy for the treatment of chronic hepatitis C in patients not previously treated. On February 6, 2001, Schering-Plough Corporation submitted a supplemental Biologics License Application (sBLA) to the FDA seeking marketing approval for Peg-Intron(TM) (peginterferon alfa-2b) Powder for Injection for use in combination therapy with Rebetol(R) (ribavirin, USP) Capsules for the treatment of chronic hepatitis C in patients not previously treated with interferon alpha who have compensated liver disease and are at least 18 years of age. Schering-Plough has requested priority review status for the application. Priority review status provides for FDA action (whether favorable or not) within 180 days from the date of filing.

     Royalty revenues under the License Agreement were $155.1 million, $108.9 million and $37.4 million for 2000, 1999 and 1998, respectively. The increase in royalty revenues is from increasing United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, the 1999 and 2000 launches into certain European markets and heightened worldwide demand for the combination therapy. The 1998 amount includes a one-time payment of $16.5 million received from Schering-Plough for past royalties and as reimbursement of expenses incurred by the Company in preparation for the launch of ribavirin capsules in the EU.

     Schering Plough has informed the Company that they believed that royalties for the fourth quarter should not include royalties on drugs distributed as part of certain marketing programs. The Company has not been provided with appropriate information or documentation, and does not agree with such adjustment. Should Schering Plough apply this adjustment retroactively, it could have a material adverse effect on the Company's results of operations.

     According to the Centers for Disease Control and Prevention, approximately four million Americans are chronically infected with the hepatitis C virus. Of these, 20% - 50% are expected to develop liver cirrhosis, of which 20% - 30% are expected to go on to develop liver cancer or liver failure requiring liver transplant. An equal or greater degree of disease prevalence is projected in Western Europe and Japan.

     In addition to the use of ribavirin in Combination Therapy, the Company markets ribavirin under its own trademark Virazole(R) for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus ("RSV"). In the United States and Europe, Virazole(R) is approved for use in hospitalized infants and children with severe lower respiratory infections due to RSV.

EASTERN EUROPEAN DEVELOPMENTS

     During 1999 and 1998, the Company's operations in Eastern Europe were adversely affected by economic and political developments in the region, including the Yugoslavian government's seizure of the Company's Yugoslavian operations.

  Yugoslavia

     On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company's 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company's equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on a unilaterally imposed recalculation of the Company's original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia and deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998. Accordingly, the Company recorded a charge of $235.3 million in the fourth quarter of 1998. This charge reduced the carrying value of the Company's investment in ICN Yugoslavia to its fair value, estimated to be zero.

     Prior to the seizure, ICN Yugoslavia's operations were adversely affected by the April 1998 devaluation of the dinar, which resulted in foreign exchange losses of $23.9 million for the year. ICN Yugoslavia's domestic sales were adversely affected by the Company's suspension of sales to the Yugoslavian government. In addition, ICN Yugoslavia's export sales for the second half of 1998 were adversely affected by the Russian economic crisis. In the second and third quarters of 1998, the Yugoslavian government defaulted on its obligations to the Company on $176.2 million of accounts and notes receivable. As a result of the government's default, the Company recorded a $173.4 million charge against earnings at ICN Yugoslavia in the second quarter of 1998. The charge is included in Eastern European charges ($165.6 million), cost of product sales ($3.7 million) and interest income ($4.1 million) in the consolidated statements of income. The charge consisted of a $151.2 million reserve for losses on notes receivable (including accrued interest), reserves of $7.8 million for losses on accounts receivable from government-sponsored entities, and a $14.4 million write-down of the value of certain related investments and assets.

     The Company has commenced litigation in the United States District Court of the District of Columbia against the government of Yugoslavia and related agencies to recover damages and obtain injunctive relief. In addition, the government of Yugoslavia, through a related agency, filed an arbitration proceeding against the Company before the International Chamber of Commerce for damages related to the Company's acquisition of majority control of ICN Yugoslavia. The resolution of these matters may affect the status of certain compounds, which were contributed to ICN Yugoslavia by the Company in accordance with the agreement, which led to the formation of ICN Yugoslavia. See Item 1 "Business -- Research and Development."

PRODUCTS

     During 2000, the ten pharmaceutical products generating the greatest sales volume for the Company represented approximately 32% of worldwide pharmaceutical sales. The following table summarizes the Company's top ten pharmaceutical products based on sales in 2000:

                                                                                              2000         % OF
                                                                     THERAPEUTIC             PRODUCT      PRODUCT
           PRODUCT                      GENERIC NAME             CATEGORY/INDICATION          SALES        SALES
           -------                      ------------           ------------------------   -------------   -------
                                                                                          (IN MILLIONS)
Efudix(R)/Efudex(R)             fluorouracil                   Antineoplastic/Actinic        $ 35.3           6%
                                                               Keratosis
Mestinon(R)                     pyridostigmine bromide         Anticholinesterase/             33.9           6
                                                               myasthenia gravis
Bedoyecta(R)                    Vitamin B complex              Vitamin supplement              25.6           4
Librax(R)                       chlordiazepoxide HCl and       Antispasmotic                   17.0           3
                                clidinium bromide
Virazole(R)                     ribavirin                      Antiviral                       14.9           3
Dalmane(R)/ Dalmadorm(R)        flurazepam/dihydrochloride     Sedative/sleep disorders        14.5           2
Kinerase(TM)                    N(6) -- furfuryladenine 0.1%   Dermatological                  12.4           2
Nuclosina(R)                    omeprazole                     Gastrointestinal                10.9           2
Ancotil(R)/Ancobon(R)           flucytosine                    Antifungal                      10.2           2
Fluorouracil injectable         fluorouracil                   Oncology                        10.1           2
                                                                                             ------         ---
Sub-total                                                                                     184.8          32
All others                                                                                    401.9          68
                                                                                             ------         ---
          Total pharmaceutical product sales, excluding royalty revenue                      $586.7         100%
                                                                                             ======         ===

  Antivirals

     The Company sells its antiviral drug, ribavirin, under the tradename Virazole(R) in North America and most European countries. Ribavirin is sold as Vilona(R) and Virazide(R) in Latin America and Virazide(R) in Spain. Reference to the sale of Virazole(R) includes sales made under the trademarks Vilona(R) and Virazide(R). Ribavirin accounted for approximately 3%, 1% and 1% of the Company's net product sales for the years ended December 31, 2000, 1999 and 1998, respectively. Ribavirin is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles, chicken pox and HIV. In the United States and Canada, Virazole(R) has been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory tract infections caused by RSV. In treating RSV, the drug is administered by a small particle aerosol generator, a system that permits direct delivery of ribavirin to the site of the infection. Similar approvals for ribavirin for use in the treatment of RSV have been granted by governmental authorities in 22 other countries.

  Antibacterials

     The Company sells antibacterial products which accounted for approximately 8%, 10% and 10% of the Company's net product sales for the years ended December 31, 2000, 1999 and 1998, respectively.

     The major products in this group include Ancobon(R)/Ancotil(R), Anapenil(R) and Yectamicina(R). Ancobon(R)/ Ancotil(R) is a systemic anti-fungal product that is used in the treatment of serious infections. Anapenil(R) is an antibiotic product that is used in the treatment of susceptible infections. Yectamicina(R) is a bactericidal aminoglycoside antibiotic that is used in the treatment of respiratory, urinary, gastrointestinal tract infections, sepsis, meningitis and bone infections due to Gram-negative and Gram-positive bacteria.

  Other Ethicals

     The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. Other ethicals accounted for approximately 73%, 68% and 59% of net product sales for the years ended December 31, 2000, 1999 and 1998, respectively.

     Dermatological products represent the Company's largest selling product line among its other ethical pharmaceutical products. Dermatological products include Efudex(R)/Efudix(R), Oxsoralen-Ultra(R), Kinerase(TM), Solaquin(R), and Eldoquine(R), which are principally used for actinic keratosis, psoriasis, reducing wrinkles and other signs of aging and pigmentation disorders, hypopigmentation (the skin losing its color) and hyperpigmentation (the skin darker than normal). The Company's largest selling ethical product is Efudex(R)/Efudix(R), a topical anti-skin cancer product.

     The Company has also introduced a laser-based product, known as N-Lite(TM), for the reduction of periocular wrinkles. N-Lite(TM) is currently cleared by FDA for the specific claim of wrinkle reduction in the periocular region of the face. The product is currently being tested for other indications, including acne and wrinkle removal in other anatomical regions. The Company believes N-Lite(TM) is complementary to its dermatological business.

     Other ethical products include Mestinon(R), Librax(R), Bedoyecta(R), Dalmane(R)/Dalmadorm(R), Fluorouracil injectible, Librium(R) and Limbitrol(R).

  OTC Products

     OTC products encompass a broad range of ancillary products, which are sold through the Company's existing distribution channels. OTC products accounted for approximately 7%, 11% and 22% of the Company's net product sales for the years ended December 31, 2000, 1999 and 1998, respectively.

  Biomedical Products

     Research chemicals, diagnostic and other biomedical products accounted for approximately 9%, 10% and 8% of the Company's net product sales for the years ended December 31, 2000, 1999 and 1998, respectively.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development effort seeks to discover, develop, and commercialize innovative products for the treatment of significant unmet medical needs, principally in the antiviral and anticancer areas. The Company's current program areas include hepatitis C, hepatitis B, HIV, and cancer, each of which affects a large number of patients. The Company's research and development activities are based upon the expertise accumulated in over 30 years of nucleic acids research focusing on the internal generation of novel molecules.

     The research and development function works closely with corporate marketing on a global and regional basis. In connection with this arrangement, the Company has entered into a number of licensing arrangements with other larger pharmaceutical companies, as well as strategic partnerships to develop its proprietary products. In addition, the Company develops innovative products targeted to address the specific needs of the Company's local markets.

     In March 2000, the Company hired Johnson Y.N. Lau, Ph.D., M.D., to lead the research and development effort. Dr. Lau, an expert in viruses and liver diseases, was formerly senior director in antiviral research at the Shering-Plough Research Institute. The Company spent approximately $18 million in 2000 to update and modernize its research laboratories and equipment. The Company expects to spend a similar amount to complete the modernization of its research facilities in 2001. This modernization will enable the Company to accelerate its drug discovery and development process by utilizing advanced screening techniques and equipment, biological assays, and sophisticated computer assisted drug design. The Company plans to expand its research team to over 120 scientists by the end of 2001, and currently employs approximately 85 employees devoted to research and development activities.

  Near and Medium-Term Research and Development

     The Company's near-term development pipeline includes the registration of a number of products in regional markets, including, but not limited to, Latin America and Central and Eastern Europe. This ongoing activity introduces both high quality generic and licensed proprietary products into under-served markets.

     The Company's medium-term research and development pipeline involves the pre-clinical and clinical evaluation of certain nucleoside compounds which have broad market attractiveness and which have shown promise for successful commercialization. These compounds include:

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

          Levovirin(TM): Levovirin(TM) is a nucleoside analog that is being developed in oral form for the treatment of hepatitis C. Pre-clinical studies suggest that Levovirin(TM) may have an ability to stimulate an immune response to viral infections without a direct antiviral effect and without the anemia associated with ribavirin. In preliminary toxicology studies, Levovirin(TM) appeared to have fewer side effects than ribavirin at the same dosage levels. An Investigational New Drug Application ("IND") was submitted to the FDA in December 2000 to begin clinical testing of Levovirin(TM) for the treatment of chronic hepatitis C. The Company has proceeded with initial clinical studies that consist of a safety and tolerability study in normal volunteers followed by a second study in hepatitis-C infected patients. Based on the findings of these studies, the Company intends to conduct a proof-of-principle and dose-ranging study to address the safety and efficacy of the combination of Levovirin and interferon.

          Tiazole(TM) (tiazofurin): In January 2001, Tiazole(TM) was granted orphan drug status by U.S. federal regulators for the indication of chronic myelogenous leukemia. The orphan-drug designation is granted for rare diseases or conditions that affect fewer than 200,000 people in the United States. Such status will provide seven years of marketing exclusivity if Tiazole(TM) is the first drug approved for this indication. Chronic mylogenous leukemia is not currently curable with conventional chemotherapy or immunotherapy. Tiazole is currently in phase III clinical trials (study commenced September 2000). If required studies and tests are successful, the Company intends to file a NDA with the U.S. FDA for the treatment of chronic myelogenous leukemia with blast crisis.

          Tiazole(TM) is also being developed for the treatment of ovarian cancer and multiple myeloma. It is believed that Tiazole(TM) may cause inhibition of the biosynthesis of guanosine tiphosphate, which is a building block essential for tumor cell growth in various cancer cell lines. The Company believes that the resulting reduction in the concentration of these building blocks may reduce the capacity of the cancer cells to proliferate.

          Adenazole(TM) (8-CI cAMP, Tocladesine): Adenazole(TM) is a nucleoside analog being developed for the treatment of colon cancer. Adenazole(TM) may potentially control cell growth and cause cancer cells to behave more like normal cells in various cancer cell lines. The Company expects that Adenazole(TM) will be administered to patients intravenously. Adenazole(TM) has completed two Phase I trials.

          Adenazole(TM) has been evaluated for potential use in the treatment of colon cancer in two Phase I studies. Of the 19 patients with colon cancer in the two studies, one patient showed a 70% reduction of retroperitoneal mass, believed to be related to cancer, while another patient showed stable disease for four months. In December 1999, the Company submitted various data to US and Russian regulatory authorities to obtain permission to proceed with Phase I trials in the treatment of colon cancer in both countries. In the United States, the FDA accepted the Company's investigational new drug application. A Phase Ib study was initiated in September 2000 with the University of California in San Diego and Los Angeles as the two clinical trial sites.

          The rights to the compounds Tiazole(TM) and Adenazole(TM) were among the assets which the Company contributed to ICN Yugoslavia, upon the formation of that joint venture in 1991. The resolution of the ongoing matter with the Yugoslavian government may affect the status of these compounds.

          Viramidine(TM): Viramidine(TM) is a nucleoside analog that we intend to develop in oral form for the treatment of hepatitis C. The Company expects to test Virmidine's(TM) effect on the hepatitis C virus both on its own and in combination with interferon alpha. Viramidine(TM) is currently in pre-clinical development. The pre-clinical studies have indicated that this nucleoside analog has the same pattern of immunomodulatory and antiviral activity as ribavirin but was found to have fewer side-effects compared to ribavirin in preliminary studies. The Company is conducting a number of pre-clinical studies, including virologic studies, mechanism of action studies, drug metabolism studies and ancillary pharmacology studies, to evaluate the potential of this nucleoside analog. If the efficacy and toxicity profile are confirmed, the Company intends to file an IND in the fourth quarter of 2001.

  Long-Term Research and Development

     The Company's long-term research and development activities are focused on the identification and development of novel therapeutic compounds for the treatment of viral diseases, cancer and immunologic dysfunction. The Company's research focus is based on extending the library of nucleoside analogs through new synthesis and screening efforts. This is a proven approach that led to the identification of ribavirin by the Company and to other nucleoside therapeutics, in particular, antiviral and anticancer drugs, by other companies. Given the success of the use of nucleoside analogs in the areas of antiviral and anticancer research, the Company is focusing its R&D efforts in these two therapeutic areas.

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

     The Company has a marketing and sales staff of approximately 2,500 persons who promote its pharmaceutical products. As part of its marketing program for pharmaceuticals, the Company uses direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia and sells through distributors in countries where it does not have its own sales staff.

     In the United States, the Company currently promotes its pharmaceutical products to physicians through its own sales force. These products are distributed to drug stores and hospitals through wholesalers. In Canada, the Company has its own sales force and promotes and sells directly to physicians, hospitals, wholesalers and large drug store chains. In Latin America, principally Mexico and Argentina, the Company promotes to physicians and distributes products either directly or indirectly to hospitals and pharmacies. In Western Europe the Company promotes and sells pharmaceutical products through its own sales forces to physicians, hospitals, retail outlets, pharmacies and wholesalers.

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

MANUFACTURING

     The Company manufactures its pharmaceutical products at 20 facilities. At the Humacao, Puerto Rico plant, the Company has a toll manufacturing agreement with Roche to manufacture some of its products for its U.S. and European market. The Company also uses the Humacao plant to produce and distribute some of the Company's pharmaceutical products. The Company believes it has sufficient manufacturing facilities to meet its needs for the foreseeable future. All of the manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.

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

EMPLOYEES

     As of December 31, 2000, the Company employed 12,700 persons. These employees included 7,910 in production, 2,690 persons in sales and marketing, 110 in research and development, and 1,990 in general and administrative matters. The majority of the Company's employees in Mexico, Spain, Poland and Hungary are covered by collective bargaining or similar agreements. Substantially all of the employees in Russia, the Czech Republic and Hungary are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppages, slowdowns or other serious labor problems which have materially impeded its business operations.

LICENSES, PATENTS AND TRADEMARKS (PROPRIETARY RIGHTS)

     The Company may be dependent on the protection afforded by its patents relating to ribavirin and no assurance can be given as to the breadth or degree of protection which these patents will afford the Company. Also, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Waxman-Hatch Act) provides for the award of exclusivity for a period of three years from the date of approval of NDAs containing significant new clinical studies for products whose patent protection would otherwise expire. A request for such an award has been made subsequent to the approval of Combination Therapy for the treatment of relapsed patients. The FDA Modernization Act of 1997 provides for the award of six months of additional exclusivity following the submission to the FDA of data from appropriate studies in pediatric patients. Studies that qualify under this provision are underway. The Company has patents in certain foreign countries, including Japan, covering the antiviral use of ribavirin, for which coverage and expiration varies and which patents expire at various times through June 2005. The Company has no, or limited, patent rights relating to the antiviral use of ribavirin in certain foreign countries where ribavirin is currently, or in the future may be, approved for commercial sale, including countries in the European Union. However, Combination Therapy was granted a favorable review classification through the Concertation Procedure for regulatory approval within the European Union. As a result, the data submitted to obtain such approval cannot be referenced in support of another's application to register a competing product for the approved indications for a period of no less than six and not more than ten years. Any such application must be on the basis of independently generated data of substantially equal quality, thus providing a significant barrier to entry for any generic substitutes of

Combination Therapy in the European Union. In addition, Schering-Plough obtained a US patent covering the Combination Therapy in January 2001 that may provide additional protection against competition.

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

     Many of the names of the Company's products are registered trademarks worldwide. The Company anticipates that the names of future products will be registered as trademarks in the major markets in which it will operate. Other organizations may in the future apply for and be issued patents or own proprietary rights covering technology that may become useful to the Company's business. The extent to which the Company at some future date may need to obtain licenses from others is not known.

     In November 2000, the Company entered into an agreement to provide Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the strategic agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin or Viramidine. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound.

     Under the terms of the agreement, the Company also granted Schering-Plough the right of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as the right of first/last refusal with respect to Levovirin and Viramidine (collectively, the "Refusal Rights"). Under the terms of the Refusal Rights, if the Company intends to offer a license or other rights with respect to any of these compounds to a third party, the Company is required to notify Schering-Plough. At Schering-Plough's request, the Company is required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company cannot reach an agreement with Schering-Plough, the Company is permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company is required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

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

FOREIGN OPERATIONS

     The Company operates directly and through distributors in North America, Latin America (principally Mexico), Western Europe (including Poland, Hungary and the Czech Republic and Eastern Europe and through distributors elsewhere in the world. For financial information about domestic and foreign operations, see
Note 13 of Notes to Consolidated Financial Statements.

     Approximately 63%, 64%, and 76% of the Company's revenues for the years ended December 31, 2000, 1999, and 1998 were generated from operations outside the U.S. Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental action. Changes in the relative values of currencies take place from time to time and may materially affect the Company's results of operations. Their effects on the Company's future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging program is available.

     While the Russian economy continues to show improvement since the financial crisis that began in August 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 20.7 rubles to $1 at December 31, 1998. Throughout 1999 and 2000, the ruble continued to fluctuate, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve.

Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     At December 31, 2000, the ruble exchange rate was 28.2 rubles to $1 as compared with the rate of 27.5 rubles to $1 and 20.7 rubles to $1 as of December 31, 1999 and 1998, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation and exchange losses of $3.5 million, $6.7 million and $53.8 million, related to its Russian operations during 2000, 1999 and 1998, respectively. As of December 31, 2000, ICN Russia had a net monetary asset position of approximately $12.4 million, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to manage its net monetary exposure. However, there can be no assurance that such efforts will be successful.

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

ITEM 2. PROPERTIES

     The following are the principal facilities of the Company and its subsidiaries:

                                                                OWNED OR   SQUARE
         LOCATION                        PURPOSE                 LEASED    FOOTAGE
         --------                        -------                --------   -------
North America
Costa Mesa, California      Corporate headquarters and            Owned    178,000
                            administrative offices
Orangeburg, New York        Manufacturing facility                Owned    100,000
Aurora, Ohio                Offices and manufacturing facility   Leased     75,850
Humacao, Puerto Rico        Offices and manufacturing facility    Owned    397,000
Montreal, Canada            Offices and manufacturing facility    Owned     93,519

Latin America
Mexico City, Mexico         Offices and manufacturing facility    Owned    189,581

Western Europe
Barcelona, Spain            Offices and manufacturing facility    Owned     93,991
Birsfelden, Switzerland     Offices and manufacturing facility    Owned    216,226
Prague, Czech Republic      Offices and manufacturing facility    Owned    262,032
Tiszavasvari, Hungary       Offices and manufacturing facility    Owned    559,465
Rzeszow, Poland             Offices and manufacturing facility    Owned    472,133
Warsaw, Poland              Offices and manufacturing facility    Owned     90,244

Eastern Europe
Chelyabinsk, Russia         Offices and manufacturing facility    Owned    329,405
Moscow, Russia              Eastern European headquarters         Owned    102,400
St. Petersburg, Russia      Offices and manufacturing facility    Owned    350,033
Tomsk, Russia               Offices and manufacturing facility    Owned    301,680
Yoshkar-Ola, Russia         Offices and manufacturing facility    Owned    737,802

     In the opinion of the Company's management, all facilities occupied by the Company are adequate for present requirements, and the Company's current equipment is considered to be in good condition and suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

     See Note 12 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on December 18, 2000 in New York, New York.

                                                                                      WITHHELD/
                                                            FOR         AGAINST      ABSTENTIONS
                                                         ----------    ----------    -----------
Election of Directors:
  Roger Guillemin, M.D. ...............................  48,061,831                   6,895,206
  Jean-Francois Kurz...................................  37,857,256                  17,099,781
  Milan Panic..........................................  47,478,559                   7,478,478
Amendment to the ICN Pharmaceuticals, Inc. amended and
  restated 1998 stock option plan......................  39,709,563    11,566,173     3,681,301
Adoption of a stockholder proposal to amend company
  policy regarding the independence of the members of
  the Board of Directors of the Company................  18,561,924    12,602,260     3,930,351

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (Symbol: ICN). As of March 12, 2001, there were 6,967 holders of record of the Company's common stock.

     The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange -- Composite Transactions reporting system.

                                                      2000                    1999
                                                ----------------        ----------------
               FISCAL QUARTERS                  HIGH        LOW         HIGH        LOW
               ---------------                  ----        ----        ----        ----
First.........................................  $29 11/16   $18 5/16    $27 5/8     $20 1/8
Second........................................  $35 5/8     $22 7/16    $36 3/8     $24 1/4
Third.........................................  $34 3/8     $22 3/4     $33 5/16    $16 9/16
Fourth........................................  $41 3/4     $25 11/16   $27         $16 5/8

     In March 1999, the Company increased its quarterly per share cash dividend to 7 cents per share. In April 2000, the Board of Directors increased the quarterly per share dividend to 7.25 cents from 7 cents per share.

     The Board of Directors will continue to review the Company's dividend policy. The amount and timing of any future dividends will depend upon the financial condition and profitability of the Company, the need to retain earnings for use in the development of the Company's business, contractual restrictions and other factors.

     During 1999, the Company repurchased $15,304,000 through open-market purchases an aggregate of 614,167 shares of its common stock under the Company's Stock Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the five years ended December 31, 2000. The Company's selected historical financial data for each of the years in the five-year period ended December 31, 2000 were derived from the audited consolidated financial statements of the Company. The trends in the Company's revenues and net income (loss) are affected by several business combinations completed in fiscal years 1996 through 2000. The Company's results of operations for the years from 1996 to 1998 include the results of the Company's former subsidiary, ICN Yugoslavia, prior to its seizure by the Yugoslavian government effective November 26, 1998. For 1998, ICN Yugoslavia generated revenues of $141,740,000 and a loss from operations of ($140,419,000). The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in 2000 or 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               2000       1999       1998        1997       1996
                                             --------   --------   ---------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS:
Product sales..............................  $645,190   $638,475   $ 800,639   $752,202   $614,080
Royalties..................................   155,114    108,937      37,425         --         --
                                             --------   --------   ---------   --------   --------
Total revenues.............................   800,304    747,412     838,064    752,202    614,080
Cost of product sales......................   262,818    256,146     353,600    351,978    291,807
Selling, general and administrative........   304,314    252,207     291,776    249,206    190,929
Research and development...................    18,769     10,963      20,835     18,692     15,719
Amortization of goodwill and intangibles...    30,448     29,239      20,601      7,028      1,512
Eastern European charges(1)................        --         --     440,820         --         --
                                             --------   --------   ---------   --------   --------
Income (loss) from operations(1)...........   183,955    198,857    (289,568)   125,298    114,113
Translation and exchange losses, net.......     6,587     11,823      80,501     12,790      2,282
Interest income............................   (12,542)    (8,894)    (13,057)   (15,912)    (3,001)
Interest expense...........................    60,356     55,943      38,069     22,849     15,780
                                             --------   --------   ---------   --------   --------
Income (loss) before income taxes, minority
  interest and extraordinary loss..........   129,554    139,985    (395,081)   105,571     99,052
Provision (benefit) for income taxes.......    37,683     28,996       1,983    (27,736)    (6,815)
Minority interest..........................    (1,534)    (7,637)    (44,990)    19,383     18,939
                                             --------   --------   ---------   --------   --------
Income (loss) before extraordinary
  loss(1)..................................    93,405    118,626    (352,074)   113,924     86,928
Extraordinary loss, net of income
  taxes(2).................................     3,225         --          --         --         --
                                             --------   --------   ---------   --------   --------
Net income(1)..............................  $ 90,180   $118,626   $(352,074)  $113,924   $ 86,928
                                             ========   ========   =========   ========   ========
Per share information:
  Income (loss) before extraordinary loss
     -- basic..............................  $   1.18   $   1.52   $   (4.78)  $   1.93   $   1.75
  Extraordinary loss.......................       .04         --          --         --         --
                                             --------   --------   ---------   --------   --------
  Net income (loss) -- basic...............  $   1.14   $   1.52   $   (4.78)  $   1.93   $   1.75
                                             ========   ========   =========   ========   ========
  Income (loss) before extraordinary loss--
     diluted...............................  $   1.14   $   1.45   $   (4.78)  $   1.69   $   1.51
  Extraordinary loss.......................       .04         --                     --         --
                                             --------   --------   ---------   --------   --------
  Net income (loss) -- diluted.............  $   1.10   $   1.45   $   (4.78)  $   1.69   $   1.51
                                             ========   ========   =========   ========   ========
Cash dividends paid(3).....................  $    .29   $    .28   $     .24   $    .21   $    .20
                                             ========   ========   =========   ========   ========

                                                          YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                           2000         1999         1998         1997        1996
                                        ----------   ----------   ----------   ----------   --------
BALANCE SHEET DATA:
Working capital(1)....................  $  406,639   $  424,108   $  236,994   $  585,606   $306,764
Total assets(1).......................   1,477,072    1,472,261    1,356,396    1,491,745    778,651
Total debt(2).........................     511,688      606,035      556,489      348,206    195,681
Stockholders' equity(1)...............     757,194      683,572      586,164      796,328    315,350

               See accompanying Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA:

(1) As a result of political and economic events in Eastern Europe, including the Yugoslavian government's seizure of the Company's Yugoslavian operations effective November 26, 1998, the Company has recorded write-offs and provisions for losses related to Eastern Europe totaling $451,019,000 in the year ended December 31, 1998. Of this total amount, $440,820,000 is included in operating expenses, representing the write-off of the Company's investment in Yugoslavia and related assets ($235,290,000), provisions for losses on accounts and notes receivable (including accounts and notes receivable from the Yugoslavian government) ($203,519,000), and the write-off of certain investments ($2,011,000). The losses related to Eastern Europe also include reductions in the value of certain inventories ($6,072,000) included in cost of product sales and a charge against interest income ($4,127,000). As a result of the seizure of the Company's Yugoslavian operations, the Company deconsolidated the financial statements of ICN Yugoslavia and is currently accounting for its ongoing investments using the cost method. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations."

(2) During 2000, the Company repurchased $84,355,000 of its outstanding 9 1/4% Senior Notes and $12,830,000 of its outstanding 8 3/4% Senior Notes. The repurchase generated an extraordinary loss on early extinguishment of debt of $3,225,000, net of an income tax benefit of $1,737,000.

(3) Dividends paid for 2000, 1999, 1998 and 1996 include the fourth quarter distributions declared and paid in the first quarter of the following year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 13 of Notes to Consolidated Financial Statements for the year ended December 31, 2000.

                                                                 REVENUE
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
REVENUES:
  Pharmaceuticals
     North America.................................  $275,687    $254,694    $182,778
     Western Europe................................   187,206     185,417     154,346
     Latin America.................................   127,485     100,325      85,351
     Russia........................................   106,271      91,648     163,691
     Yugoslavia....................................        --          --     141,740
     Asia, Africa, Australia.......................    45,133      54,131      48,649
                                                     --------    --------    --------
          Total Pharmaceuticals....................   741,782     686,215     776,555
  Biomedicals......................................    58,522      61,197      61,509
                                                     --------    --------    --------
          Total revenues...........................  $800,304    $747,412    $838,064
                                                     ========    ========    ========
  Product sales....................................  $645,190    $638,475    $800,639
  Royalty revenues.................................   155,114     108,937      37,425
                                                     --------    --------    --------
          Total revenues...........................  $800,304    $747,412    $838,064
                                                     ========    ========    ========
Cost of product sales..............................  $262,818    $256,146    $353,600
Gross profit margin on product sales...............        59%         60%         56%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

     Royalty Revenues: Royalty revenues represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy. Rebetron(TM) combines Rebetol(R) (ribavirin) Capsules and Intron(R)A (interferon alfa-2b, recombinant) Injection, for the treatment of HCV in patients with compensated liver disease. In May 1999, the European Union's ("EU") Commission of the European Communities granted marketing authorization to Schering-Plough to market Rebetol(R) (ribavirin) Capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R)A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling was immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetol(R) in Germany (May 1999), the United Kingdom (July 1999), Italy (October 1999), France (May 2000) and Spain (May
2000). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

     Royalty revenues for the year ended December 31, 2000 were $155,114,000 compared to $108,937,000 for 1999, an increase of 42%, reflective of additional sales of Rebetron(TM) by Schering-Plough resulting from the 1999 and 2000 launches into certain European markets.

     Schering Plough has informed the Company that it believes that royalties for the fourth quarter should not include royalties on drugs distributed as part of certain marketing programs. The Company has not been provided with appropriate information or documentation, and does not agree with such adjustment. Should Schering Plough apply this adjustment retroactively, it could have an impact on the Company's results of operations.

     Segment Revenues: In the North America Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $275,687,000, compared to $254,694,000 for 1999. The increase in revenue of $20,993,000 (8%) was primarily the result of an increase of $46,177,000 (42%) in royalty revenues from sales of Rebetol(R) (ribavirin) by Schering-Plough and sales price increases of $12,066,000 (5%) partially offset by lower unit sales of $37,288,000 (15%) primarily resulting from production and supply problems that affected Efudex(R) and Librax(R) and decreased sales of other ethical products.

     In the Western Europe Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $187,206,000 compared to $185,417,000 for 1999, an increase of $1,789,000 (1%). In 2000, revenues include sales attributable to the Solco acquisition in the third quarter 2000 of $7,036,000, product acquisitions
(1999) of $6,834,000 (4%) and the effect of an increase in sales prices of $13,591,000 (7%), offset by the negative impact of the stronger US Dollar of $27,324,000 (15%).

     In the Latin America Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $127,485,000, compared to $100,325,000 for 1999. The increase of $27,160,000 (27%) primarily reflects increases in sales volume of $17,128,000 (17%) including sales of Bedoyecta(R), an injectable vitamin B-12 supplement, Virazole(R) (ribavirin), from the launching of OTO ENI, ear drops for external infectious and inflammatory otitis for pediatric use, and from the launching of a new line of dermatological products including Microskin, MicroVITA and MicroKA.

     In the Russia Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $106,271,000, compared with $91,648,000 for 1999, an increase of
$14,623,000 (16%). The increase was primarily the result of the expansion of the Company's retail pharmacy business in 1999 of $13,324,000 (15%).

     In the Asia, Africa and Australia Pharmaceuticals segment ("AAA"), revenues for the year ended December 31, 2000 were $45,133,000 compared to $54,131,000 for 1999, a decrease of $8,998,000 (17%). In 2000, revenues include sales attributable to the Solco acquisition in the third quarter of $7,037,000. The decrease, after excluding the sales from Solco ($16,035,000), is due to sales volume decrease of $10,820,000 (21%) resulting from the shift by the Company to new distribution channels a year ago resulting in higher than normal sales in the second quarter of 1999, and the termination of a joint venture agreement in China of $4,720,000 (8%).

     In the Company's Biomedicals segment, revenues for the year ended December 31, 2000 were $58,522,000 compared to $61,197,000 for 1999, a decrease of
$2,675,000 (4%). The decrease is primarily due to lower sales volume in the Company's diagnostics and research product lines, partially offset by increased revenues from dosimetry services.

     Gross Profit: Gross profit margin on product sales decreased to 59% for the year ended December 31, 2000, compared to 60% for 1999. The decrease in gross profit margin is primarily due to lower gross profit margin in AAA. The gross profit margin for AAA was 42% in 2000 compared to 54% in 1999, reflecting a higher cost of goods purchased from toll manufacturers, which were purchased from SKB and Roche in 1999 and a decrease in gross profit margin of 6% in 2000 related to the termination of a joint venture in China. The gross profit margin for all other regions was relatively the same for 2000 and 1999.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $304,314,000 for the year ended December 31, 2000, compared to $252,207,000 for 1999, an increase of $52,107,000 (21%). In 1999, selling, general and administrative expenses included approximately $11,981,000 of costs associated with an asset revaluation in the Hungarian business. Excluding the asset revaluation charge in 1999, selling, general and administrative expenses increased $64,088,000. This increase is primarily due to a rise in selling and advertising expenses of $28,184,000, an increase in corporate expenses, including compensation and legal expenses of $13,825,000 primarily due to a $9,250,000 reserve for potential legal settlements and all other related costs (see note 12 of Notes to the Consolidated Financial Statements), lease termination costs of approximately $3,000,000 and 1999 non-recurring reductions of expense of $6,131,000.

     Research and Development: Research and development expenses for the year ended December 31, 2000 were $18,769,000, compared to $10,963,000 in 1999. The increase reflects the Company's expanded and intensified research and development efforts in 2000. Total research and development spending for 2000 was $37 million, which included capital for new equipment and facilities, as well as accelerated research programs to focus on the pipeline and new product development.

     Translation and Exchange Losses, Net: Translation and exchange losses, net were $6,587,000 for the year ended December 31, 2000 compared to $11,823,000 for 1999. In the year of 2000, translation losses principally consisted of translation losses of $3,525,000 related to the net monetary asset position of the Company's Russian subsidiaries and transaction losses of $3,062,000. In 1999, translation losses principally consisted of translation losses of $6,738,000 related to the net monetary asset position of the Company's Russian subsidiaries and losses of $2,650,000 in Hungary and Poland resulting from foreign-denominated debt.

     Interest Income and Expense: Interest expense during the year ended December 31, 2000 increased $4,413,000 compared to 1999, primarily due to interest on the $125,000,000 principal amount 8 3/4% Senior Notes due 2008 issued in July 1999 partially offset by a reduction of debt during the second half of 1999 in the Company's subsidiaries in Hungary, Poland and Czech Republic. Interest income increased from $8,894,000 in 1999 to $12,542,000 in 2000 as a result of the increase in cash generated during the second half of 1999.

     Income Taxes: The Company's effective income tax rate for the year ended December 31, 2000 was 27% compared to 21% for 1999. The increase in the effective tax rate results from higher taxable income in 2000 and the effect of the losses in Hungary and China for which no tax benefit was recorded partially offset by the recognition, during the second quarter of 2000, of deferred tax assets through the reduction of the related valuation allowance for capital loss carryforwards amounting to $12,250,000. During 1999, the Company reduced its valuation allowance for capital loss carryforwards by $25,286,000. The Company has announced its intention to restructure the Company and divide the Company into three separate publicly traded companies. This restructuring will include the sale of stock of the two newly formed companies, which is expected to result in a net capital gain. The Company will be able to utilize its capital loss carryforwards to offset the gain generated on the sale of stock. Ultimate realization of the deferred tax asset is dependent upon the Company generating sufficient capital gains prior to the expiration of the capital loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

     Royalty Revenues: Royalty revenues for 1999 were $108,937,000 compared to $37,425,000 for 1998. The 1999 royalty amount reflects increasing United States commercial sales of Rebetron(TM) by Schering-Plough subsequent to receipt of initial FDA approval in June 1998, inception of commercial sales in the European Union and an increase in compassionate use sales, primarily in Western Europe.

     Royalty revenues for 1998 also include a one-time payment of $16,500,000 which the Company received from Schering-Plough for the settlement of past royalties due on physician initiated clinical trials and free product distributed by Shering-Plough ($8,467,000), as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union ($3,033,000) and a forgiveness of a $5,000,000 obligation to Shering-Plough. In addition, the Company forfeited the right to co-market oral forms of ribavirin for the treatment of HCV in the European Union in exchange for an increase in worldwide royalty rates.

     The Company recorded the entire amount of the one-time payment as revenue as well as the previously unamortized portion of the 1995 license revenue paid to the Company by Schering-Plough of $3,689,000. At the time of the initial sale of the rights and technology to Schering-Plough in 1995, the Company maintained the rights to co-market in the European Union, was obligated under a supply and manufacturing agreement and participated on scientific advisory committees during the clinical trial process being conducted by Schering-Plough. In 1998, when the Company gave up the rights to co-market in the European Union in exchange for increased royalty rates, the Company no longer had any continuing obligations with respect to the transfer of the rights and technology to Schering-Plough.

     Segment Revenues: The decrease in revenues for the Company's Pharmaceutical segments of $90,340,000 (or 12%) for 1999 reflects the impact of the loss of the Yugoslavian operations ($141,740,000 in 1998) and the decrease in revenues of $72,043,000 in Russia, which was adversely impacted by the Russian economic situation. The decrease was partially offset by the increase in royalty revenues of $71,512,000 and the increase in product sales from acquisitions in 1999 and 1998 of $80,528,000.

     In the North America Pharmaceuticals segment, revenues were $254,694,000 for 1999, compared to $182,778,000 for 1998, an increase of $71,916,000 (or
39%). Revenues for 1999 reflect a $71,460,000 increase in royalty revenues from sales of Rebetol(R) (ribavirin) by Schering-Plough Corporation ("Schering-Plough") and the increase in sales of $12,993,000, resulting from the product acquisition from F. Hoffman-La Roche Ltd. ("Roche") in October 1998. In addition, product sales of Kinerase(R), which the Company introduced in March 1999, generated sales of $10,062,000. The increase was partially offset by a decrease of $11,327,000 in sales of the products obtained from Roche in 1997. During 1999, the Company began using published data, which reflects pharmaceutical sales data on sales made to distributors, including the buying trends of the distributors. The Company used this information in determining to decrease its selling and marketing efforts for these products, thus resulting in decreased sales. In addition, the decrease reflects a decline in units and revenues primarily from Virazole(R) and the Company's Bleach product line.

     In the Western Europe Pharmaceuticals segment, revenues for 1999 were $185,417,000 compared to $154,346,000 for 1998. The increase of $31,071,000 (or
20%) is primarily due to the Company's acquisition of the rights to certain products from Roche in October 1998, which generated additional sales of $18,625,000. In addition, $8,368,000 of the sales increase resulted from the inclusion of the full year results of ICN Czech Republic, which was acquired in June 1998.

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

     Gross Profit: Gross profit margin on product sales increased to 60% for 1999 compared to 56% for 1998. The improvement in gross profit margin is primarily due to increased sales of the products acquired from Roche in 1998, which generally yield higher gross profit margins than were previously achieved by the Company's base business. The Company's gross profit margin for 1999 was also improved by the loss of the Company's Yugoslavian operations, which achieved a 43% gross profit margin for 1998. Gross profit margins in the North America Pharmaceuticals segment were 85% for 1999 compared to 82% in 1998, reflecting the effect of the acquired products. In the Western Europe Pharmaceuticals segment, the gross profit margins were 49% for 1999 compared to 53% for 1998. The decrease in margin over 1998 was the result of the decrease in gross profit margins in Hungary and Poland. The Company's operations in Hungary and Poland have reduced export sales to the Russian market, temporarily lowering operating efficiencies as the Company shifts its efforts toward European Union markets. The decrease in Western Europe was partially offset by the effect of the acquired Roche products, which generally yield higher gross profit margins. The overall gross margins for the Company's Russia Pharmaceuticals segment were 36% for 1999 compared to 42% for 1998. In 1999, gross profit margins in the Company's Russian operations continue to be affected by the decline in sales volume resulting from the devaluation of the ruble. While the Company has historically been able to set its prices for Russian markets without government approval, the ruble devaluation has reduced the purchasing power of Russian consumers, effectively restricting price increases to a level that does not fully offset the impact of the devaluation. In an effort to diminish the impact of the decline in gross profit margin, the Company has also improved its product mix for the Russian market to focus on higher-margin products.

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

     Research and Development: Research and development expenditures for 1999 were $10,963,000, compared to $20,835,000 for the same period in 1998. The decrease reflects lower spending at the Company's facilities in the United States and Hungary, and the impact of the loss of the Company's Yugoslavian operations. In 1998, research and development at ICN Yugoslavia totaled $3,141,000. Additionally, the Company slowed its spending as it evaluated its overall research strategy during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, cash provided by operating activities totaled $181,684,000 compared to $87,123,000 in 1999. Operating cash flows reflect the Company's net income of $90,180,000 and net non-cash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $102,289,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $10,785,000. The working capital increases principally consist of a $34,129,000 increase in inventories primarily due to bridging stocks required during the transfer of manufacturing to the Company's manufacturing facilities for products acquired in prior years.

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. Based upon this analysis, the Company recorded bad debt expense related to its Russian operations of $1,824,000, $8,129,000 and $26,242,000 for the years ended December 31, 2000,
1999 and 1998, respectively. As of December 31, 2000 and 1999 the allowance for doubtful accounts for the Company's Russian subsidiaries was $10,276,000 and $9,142,000, respectively. As of December 31, 2000, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     Cash used in investing activities was $90,795,000 for 2000 compared to $50,360,000 for 1999. In 2000, the Company made acquisitions of license rights, product lines and businesses amounting to $40,968,000 (net of acquired cash $4,613,000) and made capital expenditures of $49,330,000, principally representing an increase in the investment in research and development in North America and production equipment in Western Europe (including Poland, Hungary and the Czech Republic. In 1999, the Company incurred capital expenditures of $44,083,000, principally representing the continuation of its plant expansion efforts and investment in information systems. The Company also used cash of $23,588,000 (net of cash acquired of $288,000) for acquisitions, including acquiring a chain of 88 pharmacies in Russia, the purchase of a pharmaceutical distributor in Hungary and acquired product rights in certain Western European markets. These amounts were partially offset by the decrease in restricted cash in the amount of $15,144,000 which was required to collateralize the Company's obligation under certain letters of credit. After the Company settled its obligation in the fourth quarter of 1999, the restriction was removed.

     Cash used in financing activities totaled $112,765,000 during 2000, including payments on long-term debt of $105,901,000 (including the repurchase of $84,355,000 of the Company's outstanding 9 1/4% Senior Notes and $12,830,000 of its outstanding 8 3/4% Senior Notes), payments of cash dividends on common stock of $22,665,000, and payments on notes payable of $7,911,000. These payments were offset by proceeds from the exercise of stock options of $14,568,000, proceeds from the issuance of notes payable of $5,724,000 and proceeds from long-term borrowings of $3,420,000. During 1999, cash provided by financing activities totaled $36,399,000 principally consisted of proceeds from long-term borrowings of $145,490,000, including net proceeds of $118,485,000 from a private placement of $125,000,000 principal amount of its 8 3/4% Senior Notes due 2008. The Company used cash (including a portion of the proceeds of the 8 3/4% Senior Notes) for principal payments of $87,632,000 on long-term debt and for payments of $31,695,000 on notes payable. Other sources of cash also included $42,000,000 from the sale to Schering-Plough of 2,041,498 shares of its common stock (as provided for under the terms of a Stock Purchase Agreement entered into with Schering-Plough in 1995) and proceeds from the exercise of employee stock options of $12,894,000. These amounts were partially offset by the payment of dividends on common stock of $21,017,000, the repurchase of 614,167 shares of common stock for $15,304,000 under the Stock Repurchase Program authorized by the Company's Board of Directors in 1998 and the repurchase of the Company's Series D Preferred Stock in settlement of the remaining obligation to SKB.

     The current economic environment in Russia continues to affect the Company's operating cash flows in Russia, some of the Company's Russian customers continue to experience liquidity shortages. The Company may need to invest additional working capital in Russia to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require significant funds through the year 2001. However, there can be no assurance that any such acquisitions will be consummated.

     During 1999, the Company entered into certain option transactions which allowed the Company to establish a price range in which the Company had the option to repurchase its stock at a later date, without any immediate outlay of its cash resources. The Company entered into these option positions when the Company believed its stock to be undervalued, and anticipated that its stock price would appreciate. Under this program, the Company sold put options, which entitled the holder to sell the Company's stock to the Company at a specified price. At the same time, in a cashless transaction, the Company purchased call options, which entitled the Company to purchase its stock at a specified price from the same party. The put and call positions essentially established a price range within which the Company can repurchase its stock. If the stock price rises above the call option strike price, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the put option strike price, the repurchase of stock is more costly than the market price. The put options and the corresponding call options expired in 2000. The Company, at its option, could make either a physical settlement, a cash settlement, or a net share settlement of its positions under the put and call options. The Company received 46,014 shares of its common stock and paid $20,000 in cash to settle its positions under the put and call options.

     Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements in the near term and to fund anticipated acquisitions, capital expenditures and increase research and development expenditures. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

     The Company has filed a registration statement with the Securities and Exchange Commission to sell a minority interest in Ribapharm in an underwritten public offering. The Company intends to distribute the remaining interest in Ribapharm to the Company's stockholders on a tax-free basis as soon as possible after the completion of the Ribapharm public offering. The distribution will be subject to a ruling from the U.S. Internal Revenue Service, compliance with all other legal and regulatory provisions, and the required approval by holders of the Company's outstanding debt. Subject to market conditions, the Company is planning to complete the Ribapharm offering in 2001.

     The Company intends to sell up to 40% interest in ICN International in an offering. The Company intends to apply for listing of the shares of ICN International on the Budapest Stock Exchange and global depositary receipts on the London Stock Exchange. Subject to market conditions and regulatory approvals the Company expects to complete the offering of ICN International in the second quarter of 2001.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company's liquidity and financial performance.

FOREIGN OPERATIONS

     Approximately 63%, 64%, and 76% of the Company's revenues for the years ended December 31, 2000, 1999 and 1998 were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time have and may, in certain instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available.

  Russia

     While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 20.7 rubles to $1 at December 31, 1998. Throughout 1999 and 2000, the ruble continued to fluctuate, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     At December 31, 2000, the ruble exchange rate was 28.2 rubles to $1 as compared with the rate of 27.5 rubles to $1 and 20.7 rubles to $1 as of December 31, 1999 and 1998, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $3,525,000, $6,738,000 and $53,848,000, related to its Russian operations during 2000, 1999 and 1998, respectively. As of December 31, 2000, ICN Russia had a net monetary asset position of approximately $12,423,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to manage its net monetary exposure. However, there can be no assurance that such efforts will be successful.

     The Company's Russian subsidiaries periodically engage in barter transactions related to the sale of its products in exchange for raw materials, other finished goods and costs or services incurred in the conduct of its operations. For each of the periods ended December 31, 2000, 1999 and 1998, the Company's Russian subsidiaries recorded approximately $3,000,000, $8,000,000 and $8,000,000, respectively, in revenue related to barter transactions.

     The Company's collections on accounts receivable in Russia have been adversely affected by the Russian economic situation. Prior to the August 1998 devaluation of the ruble, the Company had favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances and discounts for cash sales. The adoption of these more restrictive credit policies contributed to the decline in sales in Russia for 1999 compared to 1998.

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

  Yugoslavia

     On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company's 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company's equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on a unilaterally imposed recalculation of the Company's original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. Since the change of control, representatives of the Company and ICN Yugoslavia's management have been denied any significant access to the premises and representation as to the management of ICN Yugoslavia.

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

ACQUIRED PRODUCTS

     The majority of products acquired by the Company are mature products with no effective patents, either because of expirations or the absence of legal protections provided by the local governments in the respective markets. Under the Company's ownership, price increases and additional advertising and promotions were planned for selected products, as the Company believes that they were not marketed to their greatest potential. The Company believes that some of these products in specific markets have an adequate growth potential, and intends to develop a product strategy for each product.

     The Company believes that these products will continue to generate significant sales even without patent protection because the trademarks under which they are marketed are well-established and enjoy substantial customer brand-loyalty. Moreover, the relatively small sales volumes and market sizes for some of these products pose significant barriers to entry of generic competition.

     The Company estimated the remaining life of these products based on anticipated future profits assuming a constant profit margin for the remaining product cycle. It should be noted, however, any sales growth or increase in profitability attained by additional marketing efforts is expected to be relatively short-lived. After a temporary boost, these products will revert to their gradually declining trend in accordance with the product cycle model. The acquired products' historical operating results demonstrated their ability to earn substantial excess profits. Excess profits are directly related to their competitive advantage primarily attributable to the product quality and reputation. The useful life was defined as the number of years for the forecasted annual product sales to reach 50% of the cumulative historical amount through the date of acquisition. During the forecasted period, only gradual declines are expected due to the absence of immediate threats from competition of generic or/and alternative products. Based upon the Company's analysis, the useful lives of products acquired were estimated to be 18 years.

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

     The Russian government has instituted a process for establishing prices for pharmaceutical products, which may lead to price controls in the Russian market in the future. Currently, this process requires the Company to register the prices for certain of its products included on the government's list of "products important for health." The next procedure for registration includes the negotiation and approval of such prices between the Company and the relevant state bodies. The Company is currently working with all relevant state bodies to approve its prices and the Company is not presently able to determine the effect, if any, that this process may have on its results of operations. However, such developments could have a negative impact on the Company's results of operations and cash flows in Russia.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union introduced the Euro. The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of January 1, 1999. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

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

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000. Adoption of SAB 101 did not cause a material change in the Company's financial condition or results of operations.

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

     Interest Rate Risk: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At December 31, 2000, the Company had $10,862,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8 3/4% Senior Notes due 2008 and its 9 1/4% Senior Notes due 2005) totaling approximately $503,000,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's 2000 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments by approximately $22,500,000 as of December 31, 2000.

                       THE "SAFE HARBOR" STATEMENT UNDER
                 THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     This Annual Report on Form 10-K contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, the Company's reorganization plans, regulatory matters pertaining to governmental approval of the marketing or manufacturing of certain of the Company's products and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Annual Report on Form 10-K and also include, without limitation, the Company's dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Eastern Europe, Latin America, as well as Russia and China in light of the unstable economic, political and regulatory conditions in such regions; the risk of potential claims against certain of the Company's research compounds; the Company's ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Euro currency; the Company's ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits or the outcome of investigations pending against the Company; the Company's potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
2000(1)
Revenues......................................  $192,340   $191,433   $207,342   $209,189
Gross profit on product sales.................    98,574     87,396     94,112    102,290
Income (loss) before extraordinary loss.......    27,399     31,093     36,609     (1,696)
Extraordinary loss, net of tax................        --         --         --      3,225
Net income (loss).............................    27,399     31,093     36,609     (4,921)
Basic earnings (loss) per share before
  extraordinary loss..........................       .35        .39        .46       (.02)
Extraordinary loss............................        --         --         --        .04
Basic earnings (loss) per share -- net income
  (loss)......................................       .35        .39        .46       (.06)
Diluted earnings (loss) per share before
  extraordinary loss..........................       .34        .38        .45       (.02)
Extraordinary loss............................        --         --         --        .04
Diluted earnings (loss) per share -- net
  income (loss)...............................  $    .34   $    .38   $    .45   $   (.06)

1999(2)
Revenues......................................  $176,074   $177,161   $181,652   $212,525
Gross profit on product sales.................    93,850     85,189     93,992    109,298
Net income....................................    22,619     25,845     31,810     38,352
Basic earnings per share......................       .29        .33        .41        .49
Diluted earnings per share....................  $    .28   $    .32   $    .39   $    .47

- ---------------
(1) The net loss before extraordinary loss in the fourth quarter of 2000 is primarily due to a decrease in royalty revenue caused by a temporary slowdown in royalty revenue and an adjustment to actual from management's estimate in the third quarter. In connection with the Grand Jury investigation and SEC litigation, the Company has recorded a reserve in the fourth quarter of $9,250,000 to cover the potential combined settlement liability and all other related costs. Additionally, the Company had increased research and development costs and a higher effective tax rate in the fourth quarter of 2000.

    For the fourth quarter of 2000, dilutive options did not have an effect on the computation of diluted loss per share since they were anti-dilutive.

(2) The increased revenue trend is substantially due to the increase in royalties and the Company's expansion program, partially offset by the Russian economic situation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 2000

                                                              PAGE
                                                              ----
Report of independent accountants...........................   33
Financial statements:
  Consolidated balance sheets at December 31, 2000 and
     1999...................................................   34
  For the years ended December 31, 2000, 1999 and 1998:
     Consolidated statements of income......................   35
     Consolidated statements of stockholders' equity........   36
     Consolidated statements of cash flows..................   37
  Notes to consolidated financial statements................   38
Financial statement schedule for the years ended December
  31, 2000, 1999 and 1998:
     II. Valuation and qualifying accounts..................   60

     The other schedules have not been submitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ICN Pharmaceuticals, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. (a Delaware corporation) and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

     As discussed in Notes 2 and 14, effective November 26, 1998, the Company changed the method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, and reduced the carrying value of the investment to its fair value.

                                          /s/ PricewaterhouseCoopers LLP

                                          PricewaterhouseCoopers LLP

Orange County, California
March 1, 2001, except for Note 12,
as to which the date is March 15, 2001

                           ICN PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 2000          1999
                                                              ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $  155,205    $  177,577
  Restricted cash...........................................         380           414
  Accounts receivable, net..................................     225,639       231,902
  Inventories, net..........................................     170,263       136,762
  Prepaid expenses and other current assets.................      13,929        18,075
                                                              ----------    ----------
          Total current assets..............................     565,416       564,730
Property, plant and equipment, net..........................     367,229       332,360
Deferred income taxes, net..................................      75,037        81,095
Other assets................................................      32,300        37,625
Goodwill and intangibles, net...............................     437,090       456,451
                                                              ----------    ----------
                                                              $1,477,072    $1,472,261
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade payables............................................  $   61,741    $   65,195
  Accrued liabilities.......................................      91,447        66,185
  Notes payable.............................................           9         8,762
  Current portion of long-term debt.........................         898           312
  Income taxes payable......................................       4,682           168
                                                              ----------    ----------
          Total current liabilities.........................     158,777       140,622
Long-term debt, less current portion........................     510,781       596,961
Deferred income and other liabilities.......................      40,988        28,628
Minority interest...........................................       9,332        22,478

Commitments and contingencies

Stockholders' Equity:
  Common stock, $0.01 par value; 200,000 shares authorized;
     80,197 (2000) and 78,950 (1999) shares outstanding
     (after deducting shares in treasury of 814 and 814,
     respectively)..........................................         802           789
  Additional capital........................................     973,157       949,181
  Accumulated deficit.......................................    (130,087)     (197,602)
  Accumulated other comprehensive income....................     (86,678)      (68,796)
                                                              ----------    ----------
          Total stockholders' equity........................     757,194       683,572
                                                              ----------    ----------
                                                              $1,477,072    $1,472,261
                                                              ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              2000        1999         1998
                                                            --------    --------    ----------
Revenues:
  Product sales...........................................  $645,190    $638,475    $  800,639
  Royalties...............................................   155,114     108,937        37,425
                                                            --------    --------    ----------
          Total revenues..................................   800,304     747,412       838,064
                                                            --------    --------    ----------
Costs and expenses:
  Cost of product sales...................................   262,818     256,146       353,600
  Selling, general and administrative.....................   304,314     252,207       291,776
  Research and development................................    18,769      10,963        20,835
  Amortization of goodwill and intangibles................    30,448      29,239        20,601
  Eastern European charges................................        --          --       440,820
                                                            --------    --------    ----------
          Total expenses..................................   616,349     548,555     1,127,632
                                                            --------    --------    ----------
          Income (loss) from operations...................   183,955     198,857      (289,568)
Translation and exchange losses, net......................     6,587      11,823        80,501
Interest income...........................................   (12,542)     (8,894)      (13,057)
Interest expense..........................................    60,356      55,943        38,069
                                                            --------    --------    ----------
Income (loss) before income taxes, minority interest and
  extraordinary loss......................................   129,554     139,985      (395,081)
Provision for income taxes................................    37,683      28,996         1,983
Minority interest.........................................    (1,534)     (7,637)      (44,990)
                                                            --------    --------    ----------
  Income (loss) before extraordinary loss.................    93,405     118,626      (352,074)
Extraordinary loss, net of income taxes...................     3,225          --            --
                                                            --------    --------    ----------
Net income................................................  $ 90,180    $118,626    $ (352,074)
                                                            ========    ========    ==========
Basic earnings per share:
  Income (loss) per share before extraordinary loss.......  $   1.18    $   1.52    $    (4.78)
  Extraordinary loss per share............................      0.04          --            --
                                                            --------    --------    ----------
  Basic net income (loss) per share.......................  $   1.14    $   1.52    $    (4.78)
                                                            ========    ========    ==========
Diluted earnings per share:
  Income (loss) per share before extraordinary loss.......  $   1.14    $   1.45    $    (4.78)
  Extraordinary loss per share............................      0.04          --            --
                                                            --------    --------    ----------
  Diluted net income (loss) per share.....................  $   1.10    $   1.45    $    (4.78)
                                                            ========    ========    ==========
Shares used in per share computation:
  Basic...................................................    79,395      77,833        73,637
                                                            ========    ========    ==========
  Diluted.................................................    82,264      82,089        73,637
                                                            ========    ========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           RETAINED      ACCUMULATED
                                        PREFERRED STOCK    COMMON STOCK                    EARNINGS         OTHER
                                        ---------------   ---------------   ADDITIONAL   (ACCUMULATED   COMPREHENSIVE
                                        SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT)        INCOME         TOTAL
                                        ------   ------   ------   ------   ----------   ------------   -------------   ---------
BALANCE AT DECEMBER 31, 1997..........     2      $ 1     71,432    $714     $766,868     $  70,129       $(41,384)     $ 796,328
Comprehensive income:
  Net loss............................    --       --         --      --           --      (352,074)            --       (352,074)
  Foreign currency translation
    adjustments.......................    --       --         --      --           --            --         (6,962)        (6,962)
                                                                                                                        ---------
        Total comprehensive income....                                                                                   (359,036)
Exercise of stock options.............    --       --        634       6        6,777            --             --          6,783
Stock compensation....................    --       --        319       3        5,304            --             --          5,307
Issuance of preferred stock...........     1       --         --      --       23,000            --             --         23,000
Issuance of common stock:
  In connection with acquisitions.....    --       --      2,884      29       93,530            --             --         93,559
  Conversion of debt..................    --       --        802       8       25,329            --             --         25,337
Issuance of treasury stock............    --       --        482       5       12,528            --             --         12,533
Purchase of treasury stock............    --       --       (200)     (2)      (4,448)           --             --         (4,450)
Conversion of preferred shares........    (2)      --         57       1           (1)           --             --             --
Cash dividends........................    --       --         --      --           --       (13,197)            --        (13,197)
Stock dividends on preferred stock....    --       --          1      --           69           (69)            --             --
                                          --      ---     ------    ----     --------     ---------       --------      ---------
BALANCE AT DECEMBER 31, 1998..........     1        1     76,411     764      928,956      (295,211)       (48,346)       586,164
Comprehensive income:
  Net income..........................    --       --         --      --           --       118,626             --        118,626
  Foreign currency translation
    adjustments.......................    --       --         --      --           --            --        (20,450)       (20,450)
                                                                                                                        ---------
        Total comprehensive income....                                                                                     98,176
Exercise of stock options.............    --       --      1,148      11       12,883            --             --         12,894
Tax benefit of stock options
  exercised...........................    --       --         --      --        5,173            --             --          5,173
Stock compensation....................    --       --        (53)     --        2,043            --             --          2,043
Settlement related to acquisition
  contingency.........................    (1)      (1)        --      --      (28,312)           --             --        (28,313)
Issuance of common stock:
  In connection with license
    agreement.........................    --       --      2,041      20       41,980            --             --         42,000
  In connection with acquisitions.....    --       --         17      --        1,756            --             --          1,756
Purchase of treasury stock............    --       --       (614)     (6)     (15,298)           --             --        (15,304)
Cash dividends........................    --       --         --      --           --       (21,017)            --        (21,017)
                                          --      ---     ------    ----     --------     ---------       --------      ---------
BALANCE AT DECEMBER 31, 1999..........    --       --     78,950     789      949,181      (197,602)       (68,796)       683,572
Comprehensive income:
  Net income..........................    --       --         --      --           --        90,180             --         90,180
  Foreign currency translation
    adjustments.......................    --       --         --      --           --            --        (17,882)       (17,882)
                                                                                                                        ---------
        Total comprehensive income....                                                                                     72,298
Exercise of stock options.............    --       --      1,193      12       14,556            --             --         14,568
Tax benefit of stock options
  exercised...........................    --       --         --      --        2,721            --             --          2,721
Stock compensation....................    --       --        (25)     --        1,720            --             --          1,720
Redemption of common stock............    --       --        (46)     --          (20)           --             --            (20)
Issuance of common stock in connection
  with acquisitions...................    --       --        125       1        4,999            --             --          5,000
Cash dividends........................    --       --         --      --           --       (22,665)            --        (22,665)
                                          --      ---     ------    ----     --------     ---------       --------      ---------
BALANCE AT DECEMBER 31, 2000..........    --      $--     80,197    $802     $973,157     $(130,087)      $(86,678)     $ 757,194
                                          ==      ===     ======    ====     ========     =========       ========      =========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000         1999        1998
                                                              ---------    --------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $  90,180    $118,626    $(352,074)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization.............................     64,540      65,502       51,096
  Eastern European charges..................................         --          --      451,019
  Provision for losses on accounts receivable...............      9,303       2,291        7,559
  Provision for inventory obsolescence......................      8,561       5,880          602
  Translation and exchange losses, net......................      6,587      11,823       80,501
  Deferred income...........................................         --      (4,983)      (6,112)
  Loss on sale of assets....................................      1,223         882          100
  Deferred income taxes.....................................      8,051      (1,112)      (8,223)
  Other non-cash losses.....................................      2,333       4,016        3,314
  Minority interest.........................................     (1,534)     (7,637)     (44,990)
  Extraordinary loss........................................      3,225          --           --
  Change in assets and liabilities, net of effects of
    acquisitions:
    Accounts and notes receivable...........................      3,755     (66,927)    (160,345)
    Inventories.............................................    (34,129)    (13,236)     (29,075)
    Prepaid expenses and other assets.......................      2,909      (6,497)     (22,290)
    Trade payables and accrued liabilities..................      5,856     (24,601)      38,912
    Income taxes payable....................................      6,907         (60)       2,555
    Other liabilities.......................................      3,917       3,156       (2,925)
                                                              ---------    --------    ---------
        Net cash provided by operating activities...........    181,684      87,123        9,624
                                                              ---------    --------    ---------
Cash flows from investing activities:
  Proceeds from sale of marketable securities...............         --          --       22,958
  Proceeds from sale of assets..............................      2,707       2,167        1,202
  Increase (decrease) in restricted cash....................         34      15,144      (15,009)
  Cash acquired in connection with acquisitions.............      4,613         288        1,111
  Capital expenditures......................................    (49,330)    (44,083)    (110,281)
  Acquisition of license rights, product lines and
    businesses..............................................    (45,581)    (23,876)    (172,926)
  Termination of joint venture..............................     (3,238)         --           --
  Loss of Yugoslavian cash balance..........................         --          --      (22,101)
                                                              ---------    --------    ---------
        Net cash used in investing activities...............    (90,795)    (50,360)    (295,046)
                                                              ---------    --------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................      3,420     145,490      225,082
  Proceeds from issuance of notes payable...................      5,724      19,976       26,720
  Proceeds from exercise of stock options...................     14,568      12,894        6,783
  Proceeds from issuance of common stock....................         --      42,000        4,299
  Payments on long-term debt................................   (105,901)    (87,632)     (27,381)
  Payments on notes payable.................................     (7,911)    (31,695)     (27,965)
  Dividends paid............................................    (22,665)    (21,017)     (17,069)
  Purchase of treasury stock................................         --     (15,304)      (4,450)
  Repurchase of preferred stock.............................         --     (28,313)          --
                                                              ---------    --------    ---------
        Net cash (used in) provided by financing
          activities........................................   (112,765)     36,399      186,019
                                                              ---------    --------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (496)       (506)      (5,572)
                                                              ---------    --------    ---------
Net (decrease) increase in cash and cash equivalents........    (22,372)     72,656     (104,975)
Cash and cash equivalents at beginning of year..............    177,577     104,921      209,896
                                                              ---------    --------    ---------
Cash and cash equivalents at end of year....................  $ 155,205    $177,577    $ 104,921
                                                              =========    ========    =========

 The accompanying notes are an integral part of these consolidated statements.

                           ICN PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. ORGANIZATION AND BACKGROUND

     ICN Pharmaceuticals, Inc. and Subsidiaries (the "Company") was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. ("Biomedicals"), in a transaction accounted for using the purchase method of accounting (the "Merger"). The Company is a global research based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products.

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

     Effective November 26, 1998, the Company's equity ownership of ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavian Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have been denied any significant access to the premises and representation as to the management of ICN Yugoslavia. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, estimated to be zero. The Company accounts for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any revenues or expenses related to its investment in Yugoslavia in 2000 or 1999. See Note 14.

     Cash and Cash Equivalents: Cash equivalents include repurchase agreements, certificates of deposit, money market funds, and municipal debt securities which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At December 31, 2000 and 1999, cash equivalents totaled $119,861,000 and $159,544,000, respectively.

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

                               DECEMBER 31, 2000

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

     Goodwill and Intangibles: The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheets as goodwill and intangibles. Intangible assets also include acquired product rights. Goodwill and intangibles amortization periods range from 10 to 20 years depending upon the nature of the business or product acquired. The Company periodically evaluates the carrying value of goodwill and intangibles including the related amortization periods. In evaluating goodwill, the Company determines whether there has been an impairment and the amount thereof, if any, by comparing the undiscounted future operating income of the acquired business with the carrying value of the goodwill. In evaluating acquired product rights and other intangible assets, the Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the product line with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis. Based on its review, the Company does not believe that any impairment of its goodwill and intangibles has occurred.

     As of December 31, 2000 and 1999, goodwill and intangibles included the following:

                                                2000        1999      AMORTIZATION PERIODS
                                              --------    --------    --------------------
                                                 (IN THOUSANDS)
Goodwill....................................  $ 80,849    $ 73,943       10 - 20 years
Acquired product rights.....................   440,760     436,380       15 - 18 years
Other intangible assets.....................    12,508      13,952       10 - 18 years
                                              --------    --------
                                               534,117     524,275
Accumulated amortization....................   (97,027)    (67,824)
                                              --------    --------
                                              $437,090    $456,451
                                              ========    ========

     Revenue Recognition: Revenues and related cost of product sales are recorded at the time of shipment or as services are performed, provided that collection of the revenue is reasonably assured. The Company earns royalty revenue as a result of the sale of product rights and technologies to third parties. Royalty revenue is earned at the time the products subject to the royalty are sold by the third party.

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000. Adoption of SAB 101 did not cause a material change in the Company's financial condition or results of operations.

     Barter Transactions: The Company periodically engages in barter transactions, primarily in Russia, related to the sale of its products in exchange for raw materials, other finished goods and costs of services incurred in the conduct of its operations. The Company accounts for these transactions in accordance with

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

APB No. 29 "Accounting for Nonmonetary Transactions", whereby the cost of the assets or service acquired is based upon the fair value of the asset surrendered or received whichever is more clearly evident. For each of the periods ended December 31, 2000, 1999 and 1998, the Company's Russian subsidiaries recorded approximately $3,000,000, $8,000,000 and $8,000,000, respectively, in revenue related to barter transactions.

     Foreign Currency Translation: The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. Recorded losses from foreign exchange transactions amounted to $3,062,000, $5,085,000 and $2,788,000 for 2000, 1999 and 1998,
respectively. Recorded losses from foreign exchange translation amounted to $3,525,000, $6,738,000 and $77,713,000 for 2000, 1999 and 1998, respectively.

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

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities and is presented as a component of stockholders' equity.

     The balance of accumulated other comprehensive income at December 31, 2000 and 1999 consists of accumulated foreign currency translation adjustments. None of the components of other comprehensive income have been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

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

     The Company's Board of Directors declared a quarterly cash distribution of $.0725 per share for each fiscal quarter of 2000. During 1999, the Company's Board of Directors declared a quarterly cash distribution of

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

$0.07 per share for each fiscal quarter. During 1998, the Company's Board of Directors declared a quarterly cash dividend or distribution of $0.06 per share for each fiscal quarter.

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

 3. ACQUISITIONS

     On July 1, 2000, the Company acquired 100% ownership of the Swiss pharmaceuticals company Solco Basel AG for $30,368,000, of which $25,156,000 was paid in cash ($4,026,000 of cash was received as part of the Solco assets) and the balance in 125,000 shares of the Company's common stock. Goodwill of $2,821,000 was recorded in connection with the acquisition and is being amortized over a 20 year estimated useful life. Under the terms of the Company's agreement with the sellers, the Company has guaranteed a per share price initially at CHF 64 ($40.00 as of December 31, 2000), increasing at a rate of 4% per annum through June 30, 2002. If the holders of the shares sell any of the shares prior to June 30, 2002, the Company is entitled to one-half of any proceeds realized in excess of the guaranteed price. If the market price of the Company's common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment in cash. The aggregate guaranteed value of the shares held by the sellers exceeds the market value by approximately $1,386,000. This acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company. The initial purchase of the Solco acquisition is based upon current estimates. The Company will make final purchase price allocations based upon final values for certain long-lived assets. As a result, the final purchase price allocation may differ from the presented estimates.

     During 2000, the Company acquired various other businesses for a total of $4,075,000 in cash. These acquisitions were accounted for as purchases and are not material to the financial position or results of operations of the Company. The Company acquired an additional 6.47% interest in its subsidiary in Poland for $3,194,000 in cash, which increased the Company's ownership to 97.73% and an additional 25% interest in a subsidiary in Hungary for $3,186,000 in cash, which increased the Company's ownership to 91.3%.

     Product Acquisitions -- In 2000, the Company acquired the rights to certain products for the total consideration of $9,383,000. None of the above product acquisitions are material to the financial results of the Company.

 4. RELATED PARTY TRANSACTIONS

     In June 1996, the Company made a short-term loan to the Chairman and CEO in the amount of $3,500,000 for personal legal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of demand debt of the Chairman with a third party bank, which is renewable by the Chairman annually until repaid. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman's debt, which will remain in place until such time as the Chairman repays his obligation to the bank. This deposit is recorded as a long-term asset on the consolidated balance sheet. The Company is not aware of the time frame in which the Chairman expects to repay this obligation. Interest paid by the Company on behalf of the Chairman was charged to the Chairman as compensation expense and amounted to $160,916, $163,166 and $181,901 for the years ended December 31, 2000, 1999 and 1998. The Company recognized interest income on the bank deposit of $124,330, $126,097 and $134,151 for the years ended December 31, 2000, 1999 and 1998. The Chairman has

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

 5. CONCENTRATIONS OF CREDIT RISK

     The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions and limits the amount of credit exposure to any one financial institution. The Company's cash and cash equivalents and restricted cash include $120,000,000 and $160,000,000, at December 31, 2000 and 1999, respectively, held in time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions. The Company is also exposed to credit risk on its accounts receivable balances in Russia as a result of the current economic situation. The Russian accounts receivable balances at December 31, 2000 and 1999 are $15,414,000 and $22,772,000, which is net of the allowances for doubtful accounts of $10,276,000 and $9,142,000, respectively.

 6. INCOME TAXES

     Pretax income (loss) from continuing operations before minority interest and extraordinary loss for each of the years ended December 31, consists of the following (in thousands):

                                              2000        1999        1998
                                            --------    --------    ---------
Domestic..................................  $ 85,826    $ 96,270    $(252,597)
Foreign...................................    43,728      43,715     (142,484)
                                            --------    --------    ---------
                                            $129,554    $139,985    $(395,081)
                                            ========    ========    =========

     The income tax (benefit) provision for each of the years ended December 31, consists of the following (in thousands):

                                              2000        1999         1998
                                             -------     -------     --------
Current
  Federal..................................  $ 1,159     $ 6,206     $     --
  State....................................    2,563         674          640
  Foreign..................................   16,642      15,469        9,566
                                             -------     -------     --------
                                              20,364      22,349       10,206
Deferred
  Federal..................................   16,298       8,779      (11,409)
  State....................................     (165)      1,199           --
  Foreign..................................    1,186      (3,331)       3,186
                                             -------     -------     --------
                                              17,319       6,647       (8,223)
                                             -------     -------     --------
                                             $37,683     $28,996     $  1,983
                                             =======     =======     ========

     The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options. The 2000 and 1999 tax benefit of $2,721,000 and $5,173,000, respectively, were credited directly to additional capital and the 1998 tax benefit amount of $5,845,000 has been included in the valuation allowance.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

     The primary components of the Company's net deferred tax asset at December 31, 2000 and 1999 are as follows (in thousands):

                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  NOL carryforwards....................................  $ 54,568    $ 73,719
  Capital loss carryforward............................    25,458      25,458
  Inventory and other reserves.........................     3,934       8,809
  Tax credit carryforwards.............................     2,581       1,544
  Other................................................     9,925       8,191
  Valuation allowance..................................   (21,429)    (36,626)
                                                         --------    --------
          Total deferred tax asset.....................    75,037      81,095
                                                         --------    --------
Deferred tax liabilities:
  Foreign fixed assets, intangibles, and other.........   (13,028)     (7,697)
  Intangibles..........................................    (2,992)     (1,813)
                                                         --------    --------
          Total deferred tax liability.................   (16,020)     (9,510)
                                                         --------    --------
          Net deferred tax asset.......................  $ 59,017    $ 71,585
                                                         ========    ========

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

     At December 31, 2000, the Company has domestic and foreign NOLs of approximately $130,626,000 and $41,508,000, respectively, and a capital loss carryforward of $72,736,000. The Company's NOLs begin to expire in the year 2005 and the majority of capital loss carryforward expires in the year 2008.

     In 2000, the valuation allowance primarily relates to foreign net operating losses, primarily in Hungary, and a $12,548,000 tax benefit from the exercise of stock options included in the NOL carryforward. In 1999, the valuation allowance primarily relates to the deduction for the write-off of ICN Yugoslavia and a $12,548,000 tax benefit from the exercise of stock options included in the NOL carryforward. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

     The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory rate..............................................   35%     35%    (35)%
Foreign source income taxed at other effective rates:
  Yugoslavia................................................   --      --      15
  Russia....................................................    5       1       3
  Hungary...................................................    1       5      --
  China.....................................................    1       1      --
  Latin America and Puerto Rico.............................   (5)     (5)     --
  Other Countries...........................................   --      --      (1)
Change in valuation allowance...............................  (12)    (18)      5
Basis difference in Yugoslavia..............................   --      --      14
Other, net..................................................    4       2      --
                                                              ---     ---     ---
Effective rate..............................................   29%     21%      1%
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

     In 1998, the Company received the benefit of certain favorable tax laws in Yugoslavia that resulted in income taxes at a rate lower than the 25% Yugoslavian statutory rate.

     In 2000 and 1999, the provision for income taxes includes deferred tax benefits of $16,284,000 and $25,286,000, respectively, resulting from the recognition of certain deferred tax assets through the reduction of the valuation allowance, primarily related to the capital loss carryforward. The Company has announced its intention to reorganize into three separately held public companies which management expects will result in a net capital gain allowing utilization of the capital loss carryforward.

     The Company is aware of audits being conducted by various tax authorities. At this time the Company does not feel that they will result in material adjustments.

     During 2000, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 2000, is approximately $227,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

 7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      2000        1999        1998
                                                     -------    --------    ---------
Income:
  Net income (loss)................................  $90,180    $118,626    $(352,074)
  Dividends and accretion on preferred stock.......       --          --          (34)
                                                     -------    --------    ---------
  Numerator for basic earnings per share -- income
     available to common stockholders..............   90,180     118,626     (352,108)
  Effect of dilutive securities:
     Other dilutive securities.....................        5          (5)          --
                                                     -------    --------    ---------
  Numerator for diluted earnings per share --income
     available to common stockholders after assumed
     conversions...................................  $90,185    $118,621    $(352,108)
                                                     =======    ========    =========
Shares:
  Denominator for basic earnings per
     share -- weighted-average shares
     outstanding...................................   79,395      77,833       73,637
  Effect of dilutive securities:
     Employee stock options........................    2,755       2,680           --
     Series D Convertible Preferred Stock..........       --         599           --
     Other dilutive securities.....................      114         977           --
                                                     -------    --------    ---------
  Dilutive potential common shares.................    2,869       4,256           --
                                                     -------    --------    ---------
  Denominator for diluted earnings per share --
     adjusted weighted-average shares and assumed
     conversions...................................   82,264      82,089       73,637
                                                     =======    ========    =========
Basic earnings per share:
  Income (loss) per share before extraordinary
     loss..........................................  $  1.18    $   1.52    $   (4.78)
  Extraordinary loss per share.....................     0.04          --           --
                                                     -------    --------    ---------
  Basic net income (loss) per share................  $  1.14    $   1.52    $   (4.78)
                                                     =======    ========    =========
Diluted earnings per share:
  Income (loss) per share before extraordinary
     loss..........................................  $  1.14    $   1.45    $   (4.78)
  Extraordinary loss per share.....................     0.04          --           --
                                                     -------    --------    ---------
  Diluted net income (loss) per share..............  $  1.10    $   1.45    $   (4.78)
                                                     =======    ========    =========

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

 8. DETAIL OF CERTAIN ACCOUNTS

                                                          2000         1999
                                                        ---------    --------
                                                           (IN THOUSANDS)
Accounts receivable, net:
  Trade accounts receivable...........................  $ 190,386    $206,766
  Royalties receivable................................     39,741      34,725
  Other receivables...................................     15,372      16,958
                                                        ---------    --------
                                                          245,499     258,449
  Allowance for doubtful accounts.....................    (19,860)    (26,547)
                                                        ---------    --------
                                                        $ 225,639    $231,902
                                                        =========    ========
Inventories, net:
  Raw materials and supplies..........................  $  61,623    $ 32,683
  Work-in-process.....................................     22,701      12,610
  Finished goods......................................    103,932      99,429
                                                        ---------    --------
                                                          188,256     144,722
  Allowance for inventory obsolescence................    (17,993)     (7,960)
                                                        ---------    --------
                                                        $ 170,263    $136,762
                                                        =========    ========
Property, plant and equipment, net:
  Land................................................  $  16,154    $ 18,869
  Buildings...........................................    163,453     146,402
  Machinery and equipment.............................    222,693     184,230
  Furniture and fixtures..............................     23,196      20,588
  Leasehold improvements..............................      6,610       5,964
                                                        ---------    --------
                                                          432,106     376,053
  Accumulated depreciation and amortization...........   (104,157)    (77,122)
  Construction in progress............................     39,280      33,429
                                                        ---------    --------
                                                        $ 367,229    $332,360
                                                        =========    ========

     At December 31, 2000, construction in progress includes costs incurred to date for the construction of a new research and development facility in North America and other plant expansion projects. At December 31, 1999 construction in progress includes costs incurred for the construction of a new pharmaceutical factory at the Company's Rzeszow, Poland facility and other plant expansion projects.

Accrued liabilities:
  Payroll and related items..............................  $18,425    $13,397
  Interest...............................................   10,738     14,287
  Legal and professional fees............................   11,969      5,234
  Other..................................................   50,315     33,267
                                                           -------    -------
                                                           $91,447    $66,185
                                                           =======    =======

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

 9. DEBT

     Long-term debt consists of the following (in thousands):

                                                           2000        1999
                                                         --------    --------
9 1/4% Senior Notes due 2005...........................  $190,645    $275,000
8 3/4% Senior Notes due 2008 (net of unamortized
  discount of $5,943)..................................   306,227     318,415
U.S. mortgage with fixed interest rate of 8.9%,
  interest and principal payable monthly through
  2022.................................................     3,033       3,081
Mortgages in Swiss francs with an interest rate of
  LIBOR + 1.5% (4.9% at December 31, 2000); interest
  and principal payable semi-annually through 2030.....    10,862          --
Other..................................................       912         777
                                                         --------    --------
                                                          511,679     597,273
Less current portion...................................       898         312
                                                         --------    --------
          Total long-term debt.........................  $510,781    $596,961
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

     During 2000, the Company repurchased $84,355,000 of its outstanding 9 1/4% Senior Notes for $89,880,000 cash and $12,830,000 of its outstanding 8 3/4% Senior Notes for $12,515,000 cash. The repurchase generated an extraordinary loss on early extinguishment of debt of $3,225,000 ($.04 per share), net of an income tax benefit of $1,737,000.

     During 1998, SFr. 37,670,000 principal amount of the New Certificates was exchanged for an aggregate of approximately 802,000 shares of the Company's common stock and the remainder of the New Certificates

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

were redeemed for cash. Upon the exchange and redemption of the New Certificates, Danish bonds held in trust for the payment of the New Certificates, having a market value of approximately $22,958,000, became available to the Company and were sold. The exchange increased stockholders' equity by $25,337,000 and reduced long-term debt and accrued interest by $4,680,000.

     The Company has mortgages totaling $13,895,000 payable in U.S. dollars and Swiss francs, collateralized by certain real property of the Company having a net book value of $15,310,000 at December 31, 2000.

     Aggregate annual maturities of long-term debt are as follows (in thousands):

2001......................................................  $    898
2002......................................................       554
2003......................................................       515
2004......................................................       480
2005......................................................   191,131
Thereafter................................................   318,101
                                                            --------
          Total...........................................  $511,679
                                                            ========

     The estimated fair value of the Company's debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $527,072,000 and $585,108,000 compared to its carrying value of $511,679,000 and $597,273,000 at December 31, 2000 and 1999,
respectively.

     The Company has short and long-term lines of credit aggregating $12,851,000 under which no borrowings were outstanding at December 31, 2000. The lines of credit provide for short-term borrowings and bear interest at variable rates based upon LIBOR (approximately 3.4% at December 31, 2000) or other indices.

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

11. COMMON STOCK

     During 2000, the Board of Directors and the stockholders each approved the Company's Amended and Restated 1998 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan, as amended, provides for the granting of options to purchase a maximum of 11,604,000 shares (including 3,000,000 shares authorized in 1998) of the Company's common stock to key employees, officers, directors, consultants and advisors of the Company. Options granted under the Stock Option Plan must have an option price not less than 85% of the fair market value of the Company's common stock at the date of the grant, and a term not

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

exceeding 10 years. Options vest ratably over a four year period from the date of the grant. Under the Stock Option Plan each nonemployee director is granted 15,000 options on each April 18.

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

                                                      2000        1999        1998
                                                     -------    --------    ---------
Net income (loss)..................................  $81,643    $109,876    $(359,757)
Earnings (loss) per share -- basic.................     1.03        1.41        (4.89)
Earnings (loss) per share -- diluted...............     0.99        1.34        (4.89)

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                            2000      1999      1998
                                                           ------    ------    ------
Weighted-average life (years)............................     4.8       4.4       5.0
Volatility...............................................      55%       54%       56%
Expected dividend per share..............................  $ 0.36    $ 0.36    $ 0.36
Risk-free interest rate..................................    5.80%     5.40%     5.15%
Weighted-average fair value of options granted...........  $12.91    $12.51    $19.54

     The following table sets forth information relating to stock option plans during the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share data):

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                             SHARES       EXERCISE PRICE
                                                            ---------    ----------------
Shares under option, December 31, 1997....................    8,920           $12.68
  Granted.................................................    2,211            42.75
  Exercised...............................................     (634)           10.94
  Canceled................................................     (144)           14.96
                                                             ------
Shares under option, December 31, 1998....................   10,353            18.97
  Granted.................................................    1,451            25.66
  Exercised...............................................   (1,148)           11.10
  Canceled................................................     (288)           24.52
                                                             ------
Shares under option, December 31, 1999....................   10,368            20.59
  Granted.................................................      571            25.05
  Exercised...............................................   (1,193)           12.21
  Canceled................................................     (586)           31.00
                                                             ------
Shares under option, December 31, 2000....................    9,160           $21.25
                                                             ======
Exercisable at December 31, 1998..........................    6,841           $13.43
                                                             ======
Exercisable at December 31, 1999..........................    6,962           $16.10
                                                             ======
Exercisable at December 31, 2000..........................    6,903           $18.36
                                                             ======
Options available for grant at December 31, 1999..........      270
                                                             ======
Options available for grant at December 31, 2000..........    4,034
                                                             ======

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

     The schedule below reflects the number of outstanding and exercisable options as of December 31, 2000 segregated by price range (in thousands, except per share data):

                               OUTSTANDING            EXERCISABLE
                           --------------------   --------------------
                                       WEIGHTED               WEIGHTED     WEIGHTED
                                       AVERAGE                AVERAGE      AVERAGE
                            NUMBER     EXERCISE    NUMBER     EXERCISE    REMAINING
RANGE OF EXERCISE PRICES   OF SHARES    PRICE     OF SHARES    PRICE     LIFE (YEARS)
- ------------------------   ---------   --------   ---------   --------   ------------
    $ 5.11 to $13.67         3,534      $10.95      3,494      $10.91        3.72
    $13.92 to $26.88         3,613      $20.01      2,336      $18.21        5.22
    $27.25 to $46.25         2,013      $41.58      1,073      $42.95        7.35
                             -----                  -----
                             9,160                  6,903
                             =====                  =====

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

     During 1999, the Company sold certain put options to an independent third party; the proceeds were used to purchase call options from the same party in a private placement transaction not requiring any net cash outlay at the time. The put options and the corresponding call options expired from August 2000 through December 2000. The Company, at its option, could make a physical settlement, a cash settlement, or a net share settlement of its positions under the put options and the call options. The Company received 46,014 shares of its common stock and paid $20,000 in cash to settle its positions under the put options and the call options.

     Stockholder Rights Plan: The Company has adopted a Stockholder Rights Plan to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-hundredth ( 1/100) of a share of Series A Preferred Stock (the "Rights"), par value $0.01 per share, of the Company at a price of $125 per one one-hundredth of a share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The Rights expire on November 1, 2004.

     Long-term Incentive Plan: The Company has a long-term incentive plan, which provides for the issuance of shares of the Company's common stock to senior executives. Shares issued under the long-term incentive plan are restricted and vest over a four-year period. In 2000 and 1999, no shares were issued under the plan. In 1998, approximately 319,000 shares of the Company's common stock having a value of $10,466,000 were

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

issued under this plan. Compensation expense for the value of the common shares issued is being recognized over the vesting period and is credited to additional capital. During 2000, 1999 and 1998, the Company recorded an other non-cash charge relating to the compensation expense of $2,333,000, $2,737,000 and $2,398,000, respectively. As of December 31, 2000, the unamortized compensation cost related to the restricted shares was $2,528,000. The amount expected to be recognized in 2001 and 2002, assuming that all current participants in the long-term incentive plan remain in the plan through the vesting period, is $2,333,000 and $195,000, respectively.

     Contingently Issuable Shares: Effective October 1, 1998, the Company issued 2,883,871 shares of its common stock to Roche as part of the consideration for the rights to four pharmaceutical products. Under the terms of the agreement with Roche, the Company guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. Should Roche sell any of the shares prior to December 31, 2000, the Company is entitled to one-half of any proceeds realized by Roche in excess of the guaranteed price. On February 28, 2001, the Company issued 92,975 shares of its common stock valued at approximately $2,723,000 in settlement of the guarantee.

     Other: During 1999, the Company sold 2,041,498 shares of its common stock to Schering-Plough for $42,000,000. The sale was pursuant to the terms of a Stock Purchase Agreement made between the Company and Schering-Plough in 1995. See Note 16.

12. COMMITMENTS AND CONTINGENCIES

     On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns the status and disposition of the Company's 1994 New Drug Application for Virazole as a monotherapy treatment for Hepatitis C (the "NDA"). The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. A pre-trial schedule has been set which requires the submission of summary judgment motions in late 2002, the end of discovery by March 17, 2003, and the commencement of trial on May 6, 2003. The Company and the SEC are engaged in discussions in an effort to determine whether the litigation can be resolved by settlement agreement.

     Beginning in 1996, the Company received subpoenas from a Grand Jury in the United States District Court for the Central District of California requesting the production of documents covering a broad range of matters over various time periods. The Company understood that the Company, Mr. Panic, two current senior executive officers, a former senior officer, a current employee, and a former employee of the Company were targets of the investigation. The Company also understood that a senior executive officer and a director were subjects of the investigation. The United States Attorney for the Central District of California (the "Office") advised counsel for the Company that the areas of its investigation included disclosures made and not made concerning the 1994 Hepatitis C monotherapy NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing the Company that the 1994 Hepatitis C monotherapy NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by the Company and Mr. Panic of stock belonging to Company employees; and, with respect to

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. The Company has cooperated, and continues to cooperate, in the Grand Jury investigation. A number of current and former officers and employees of the Company were interviewed by the government in connection with the investigation. The Office had issued subpoenas requiring various current and former officers and employees of the Company to testify before the Grand Jury. Certain current and former officers and employees testified before the Grand Jury beginning in July 1998.

     On March 15, 2001, the Company was notified by the Office that a decision had been made to decline prosecution of all of the individual targets and subjects of the Grand Jury investigation. At the same time, the Company was also notified that the United States Attorney had authorized the Office to seek an indictment of the Company based upon alleged false and misleading misrepresentations concerning the 1994 hepatitis C monotherapy NDA. The Company and the Office are engaged in discussions in an effort to determine whether the matter can be settled by plea bargain.

     In connection with the Grand Jury investigation and SEC litigation, the Company has recorded a reserve in the fourth quarter of 2000 of $9,250,000 to cover the potential combined settlement liability and all other related costs. There can, of course, be no assurance that the Grand Jury investigation will be settled by plea agreement or that the SEC litigation will be settled by mutual agreement or what the amount of any settlements may ultimately be. In the event that a settlement of either matter is not reached, the Company will vigorously defend any litigation.

     On or about February 9, 1999, the Company commenced an action in the United States District Court for the District of Columbia ("District Court") against the Federal Republic of Yugoslavia ("FRY"), the Republic of Serbia ("ROS"), and the State Health Fund of Serbia ("State Fund") seeking damages in the amount of at least $500,000,000 and declaratory relief arising out of the FRY and ROS's seizure of the Company's majority ownership interest in ICN Yugoslavia and the failure of the ROS and State Fund to pay ICN Yugoslavia for goods sold and delivered. On or about March 9, 1999, the State Fund commenced an arbitration against the Company before the International Chamber of Commerce ("ICC") for unquantified damages due to alleged breaches of the agreement pursuant to which the Company acquired its majority ownership interest in ICN Yugoslavia, and for unspecified injunctive relief. The Company, in turn, counterclaimed against the State Fund, and commenced an arbitration against the FRY and the ROS in the ICC arising out of the seizure of ICN Yugoslavia and the failure to pay for goods sold and delivered, seeking damages and other relief. The District Court stayed the action (while retaining jurisdiction) so that issues of jurisdiction by and among the parties could be resolved at the ICC. On February 23, 2001, the Arbitration panel issued decisions holding that: (i) the State Fund is a proper party to the ICC arbitration; (ii) the issue of jurisdiction over the ROS in the ICC arbitration will be joined to the merits of the case and decided in conjunction therewith; and (iii) there is no jurisdiction over the FRY in the ICC arbitration. The Company intends to prosecute vigorously its claims against the FRY, the ROS, and the State Fund, and to defend against the State Fund's claims against the Company, which the Company believes to be meritless and filed solely as a response to the action filed earlier by the Company in the District Court.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the results of operations and cash flows of the Company.

     Benefits Plans: The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company's expense related to such defined contribution plan was not material in 2000, 1999 and 1998.

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

     The Company has employment agreements with eleven key executives which contain "change in control" benefits. Upon a "change in control" of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary or for the chairman five times salary and other benefits. As of December 31, 2000, the Company's obligation, assuming a change in control had occurred would be $26,330,000 for all employment contracts.

13. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     The Company is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research, and diagnostic products. The Company is organized and operates in the Pharmaceuticals group and the Biomedicals group. The Pharmaceuticals group produces and markets a variety of pharmaceutical products worldwide and derives royalty revenues from sales of certain of its products by a third party under a license agreement. The Biomedicals group markets research products and related services, immunodiagnostic reagents and instrumentation, and provides radiation monitoring services.

     In 2000, the principal markets for the Company's pharmaceutical products were North America, Western Europe (including Poland, Hungary and the Czech Republic), Russia and Latin America, which represented approximately 34%, 23%, 13% and 16%, respectively, of the Company's revenues for the year. Approximately 63%, 64%, and 76% of the Company's revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were generated from operations outside the United States. The Company's foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation, and other restrictive governmental actions.

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

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

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

     The tables below present information about reported segments and geographic data for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                               REVENUES                  OPERATING INCOME (LOSS)
                                    ------------------------------   -------------------------------
                                      2000       1999       1998       2000       1999       1998
                                    --------   --------   --------   --------   --------   ---------
Pharmaceuticals
  North America...................  $275,687   $254,694   $182,778   $203,031   $172,391   $ 100,311
  Western Europe..................   187,206    185,417    154,346     16,404     15,633      11,559
  Latin America...................   127,485    100,325     85,351     41,951     34,859      26,791
  Russia..........................   106,271     91,648    163,691     (3,856)     9,005       9,340
  Yugoslavia......................        --         --    141,740         --         --    (140,419)
  Asia, Africa, Australia.........    45,133     54,131     48,649       (500)    13,682      10,062
                                    --------   --------   --------   --------   --------   ---------
Total Pharmaceuticals.............   741,782    686,215    776,555    257,030    245,570      17,644
Biomedicals.......................    58,522     61,197     61,509      3,379      6,416       5,471
                                    --------   --------   --------   --------   --------   ---------
Consolidated revenues and segment
  operating income................  $800,304   $747,412   $838,064    260,409    251,986      23,115
                                    ========   ========   ========
Corporate expenses................                                     76,454     53,129     312,683
Interest income...................                                    (12,542)    (8,894)    (13,057)
Interest expense..................                                     60,356     55,943      38,069
Translation and exchange losses,
  net.............................                                      6,587     11,823      80,501
                                                                     --------   --------   ---------
Income (loss) before income taxes,
  minority interest and
  extraordinary loss..............                                   $129,554   $139,985   $(395,081)
                                                                     ========   ========   =========

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

     Operating income for 2000 and 1999 did not include any revenues or expenses related to the Company's investment in ICN Yugoslavia. Operating income (loss) for 1998 includes the Eastern European charges totaling $440,820,000. These charges are included in Yugoslavia Pharmaceuticals ($173,508,000), Russia Pharmaceuticals ($11,770,000), Western Europe Pharmaceuticals ($15,659,000), North America Pharmaceuticals ($3,150,000), and Biomedicals ($647,000). In addition, Eastern European charges of $236,086,000 (principally the write-off of the Company's investment in ICN Yugoslavia) are included in Corporate expenses.

                                     DEPRECIATION AND AMORTIZATION      CAPITAL EXPENDITURES(1)
                                     ------------------------------   ----------------------------
                                       2000       1999       1998      2000      1999       1998
                                     --------   --------   --------   -------   -------   --------
Pharmaceuticals
  North America....................  $16,657    $16,042    $13,609    $ 5,789   $ 8,088   $  2,425
  Western Europe...................   19,602     15,603     10,993     10,763    10,111     22,082
  Latin America....................    5,230      8,381      5,563      2,968     3,198      2,366
  Russia...........................    4,845      4,544        104      7,028    12,636     41,803
  Yugoslavia.......................       --         --      3,720         --        --     22,472
  Asia, Africa, Australia..........    4,699      5,398      5,488        172       103         13
                                     -------    -------    -------    -------   -------   --------
Total Pharmaceuticals..............   51,033     49,968     39,477     26,720    34,136     91,161
Biomedicals........................    5,530      7,302      4,669      2,366     2,379      3,019
Corporate..........................    7,977      8,232      6,950     20,244     9,124     16,101
                                     -------    -------    -------    -------   -------   --------
                                     $64,540    $65,502    $51,096    $49,330   $45,639   $110,281
                                     =======    =======    =======    =======   =======   ========

- ---------------

(1) Includes noncash capital expenditures of $1,556 for 1999.

                                                                         ASSETS
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Pharmaceuticals
  North America........................................  $  518,033    $  516,231    $  519,920
  Western Europe.......................................     271,914       218,577       226,436
  Latin America........................................     127,031       100,118        66,486
  Russia...............................................     169,032       174,838       154,424
  Asia, Africa, Australia..............................      82,206        98,402        79,274
                                                         ----------    ----------    ----------
Total Pharmaceuticals..................................   1,168,216     1,108,166     1,046,540
Biomedicals............................................      61,938        67,692        76,671
Corporate..............................................     246,918       296,403       233,185
                                                         ----------    ----------    ----------
                                                         $1,477,072    $1,472,261    $1,356,396
                                                         ==========    ==========    ==========

  Geographic Data

                                                REVENUES                    LONG-LIVED ASSETS
                                     ------------------------------   ------------------------------
                                       2000       1999       1998       2000       1999       1998
                                     --------   --------   --------   --------   --------   --------
United States......................  $292,213   $271,217   $199,234   $497,817   $500,981   $512,261
Canada.............................    20,711     19,799     18,960      4,630      3,289      3,345
Western Europe.....................   200,708    201,825    172,919    159,350    133,565    145,541
Latin America(1)...................   128,586    101,728     86,634     35,598     38,846     34,456
Russia.............................   106,271     91,648    163,691     99,625     99,870     86,969
Yugoslavia.........................        --         --    141,740         --         --         --
Asia, Africa, Australia............    51,815     61,195     54,886     39,599     49,885     55,143
                                     --------   --------   --------   --------   --------   --------
                                     $800,304   $747,412   $838,064   $836,619   $826,436   $837,715
                                     ========   ========   ========   ========   ========   ========

- ---------------

(1) Latin American region is principally Mexico.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

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

14. ICN YUGOSLAVIA

     On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company's 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company's equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on the unilaterally imposed recalculation of the Company's original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia and deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998. Accordingly, the Company recorded a charge of $235,290,000 in the fourth quarter of 1998, which is included in Eastern European Charges in the accompanying consolidated statements of income. This charge reduced the carrying value of the Company's investment in ICN Yugoslavia to its fair value, estimated to be zero.

     The following table represents the Consolidated Statements of Income of the Company, ICN Yugoslavia and the pro-forma results excluding ICN Yugoslavia for the year 1998.

                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1998
                                                   ----------------------------------------
                                                                                 EXCLUDING
                                                   CONSOLIDATED    YUGOSLAVIA    YUGOSLAVIA
                                                   ------------    ----------    ----------
Net Revenues.....................................   $  838,064     $ 141,740      $696,324
Cost and expenses:
  Cost of product sales..........................      353,600        80,430       273,170
  Selling, general and administrative............      312,377        25,081       287,296
  Research and development.......................       20,835         3,140        17,695
  Eastern European charges.......................      440,820       408,798        32,022
                                                    ----------     ---------      --------
          Total expenses.........................    1,127,632       517,449       610,183
                                                    ----------     ---------      --------
  Income (loss) from operations..................     (289,568)     (375,709)       86,141
Translation and exchange losses, net.............       80,501        23,865        56,636
Interest expense (income), net...................       25,012          (630)       25,642
Provision (benefit) for income taxes.............        1,983         1,029           954
Minority interest................................      (44,990)      (41,173)       (3,817)
                                                    ----------     ---------      --------
  Net income (loss)..............................   $ (352,074)    $(358,800)     $  6,726
                                                    ==========     =========      ========
  Basic earnings (loss) per share................   $    (4.78)                   $   0.09
                                                    ==========                    ========
  Diluted earnings (loss) per share..............   $    (4.78)                   $   0.09
                                                    ==========                    ========

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

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

15. ICN RUSSIA

     The Company's Russian operations generated 13%, 12%, and 20% of the Company's total revenues for the years 2000, 1999 and 1998, respectively.

     While the Russian economy continues to show improvement since the financial crisis that began in august 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 20.7 rubles to $1 at December 31, 1998. Throughout 1999 and 2000, the ruble continued to fluctuate, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     At December 31, 2000, the ruble exchange rate was 28.2 rubles to $1 as compared with the rate of 27.5 rubles to $1 and 20.7 rubles to $1 as of December 31, 1999 and 1998, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation and exchange losses of $3,525,000, $6,738,000 and $53,848,000, related to its Russian operations during 2000, 1999 and 1998, respectively. As of December 31, 2000, ICN Russia had a net monetary asset position of approximately $12,423,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to manage its net monetary exposure. However, there can be no assurance that such efforts will be successful.

     The Company's collections on accounts receivable in Russia have been adversely affected by the Russian economic situation. Prior to the August 1998 devaluation of the ruble, the Company had a favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances and discounts for cash sales.

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

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

     Schering Plough has informed the Company that it believes that royalties for the fourth quarter should not include royalties on drugs distributed as part of certain marketing programs. The Company has not been provided with appropriate information or documentation, and does not agree with such adjustment. Should Schering Plough apply this adjustment retroactively, it could have an impact on the Company's results of operations.

     In November 2000, the Company entered into an agreement to provide Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the strategic agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin or Viramidine. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound.

     Under the terms of the agreement, the Company also granted Schering-Plough the right of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as the right of first/last refusal with respect to Levovirin and Viramidine (collectively, the "Refusal Rights"). Under the terms of the Refusal Rights, if the Company intends to offer a

                           ICN PHARMACEUTICALS, INC.

                               DECEMBER 31, 2000

license or other rights with respect to any of these compounds to a third party, the Company is required to notify Schering-Plough. At Schering-Plough's request, the Company is required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company cannot reach an agreement with Schering-Plough, the Company is permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company is required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

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

     In February and December 1999, Schering-Plough purchased 1,141,498 and 900,000 shares of the Company's common stock for $27,000,000 and $15,000,000, respectively, pursuant to the Stock Purchase Agreement entered into in connection with the License Agreement.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

     In 1998, the Company sold marketable securities and recognized other non-cash gains of $1,993,000.

     In 1999, the Company recorded an other non-cash charge of $1,000,000 related to the abandonment of unproductive assets.

     The following table sets forth the amounts of interest and income taxes paid during 2000, 1999 and 1998 (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Interest paid (net of amounts capitalized of $-0-,
  $-0-, and $3,540 in 2000, 1999, and 1998,
  respectively).......................................  $57,514    $52,165    $34,240
                                                        =======    =======    =======
Income taxes paid.....................................  $20,299    $21,049    $15,207
                                                        =======    =======    =======

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                    ----------------------
                                      BALANCE AT    CHARGED TO    CHARGED                    BALANCE
                                      BEGINNING     COSTS AND     TO OTHER                   AT END
                                      OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
                                      ----------    ----------    --------    ----------    ---------
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts...   $26,547       $  9,303     $  1,000    $ (16,990)     $19,860
                                       =======       ========     ========    =========      =======
  Allowance for inventory
     obsolescence...................   $ 7,960       $  8,561     $  4,372    $  (2,900)     $17,993
                                       =======       ========     ========    =========      =======
  Deferred tax asset valuation
     allowance......................   $36,626       $(15,197)    $     --    $      --      $21,429
                                       =======       ========     ========    =========      =======

YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts...   $48,748       $  2,291     $  4,155(1) $ (28,647)     $26,547
                                       =======       ========     ========    =========      =======
  Allowance for inventory
     obsolescence...................   $11,588       $  5,880     $  1,020(1) $ (10,528)     $ 7,960
                                       =======       ========     ========    =========      =======
  Deferred tax asset valuation
     allowance......................   $55,938       $(19,312)    $     --    $      --      $36,626
                                       =======       ========     ========    =========      =======

YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts...   $11,999       $ 53,189     $  9,849(1) $ (26,289)     $48,748
                                       =======       ========     ========    =========      =======
  Allowance for losses on notes
     receivable.....................   $    --       $151,204     $     --    $(151,204)     $    --
                                       =======       ========     ========    =========      =======
  Allowance for inventory
     obsolescence...................   $11,476       $  6,674     $    369(1) $  (6,931)     $11,588
                                       =======       ========     ========    =========      =======
  Deferred tax asset valuation
     allowance......................   $23,077       $ 32,861     $     --    $      --      $55,938
                                       =======       ========     ========    =========      =======

- ---------------
(1) These amounts represent acquisition-date balances of allowances for doubtful receivables and reserves for inventory obsolescence of acquired companies.

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

         3. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant, previously filed as Exhibit 3.1 to Registration
          Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated
          November 10, 1994, of ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN
          Merger Corp. previously filed as Exhibit 4.1 to Registration
          Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
  3.3     Bylaws of the Registrant previously filed as Exhibit 3.2 to
          Registration Statement No. 33-84534 on Form S-4, which is
          incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
  3.4     Form of Rights Agreement, dated as of November 2, 1994,
          between the Registrant and American Stock Transfer & Trust
          Company, as trustee, previously filed as Exhibit 4.3 to the
          Company's Registration Statement on Form 8-A, dated November
          10, 1994, which is incorporated herein by reference.
 10.1     Indenture, dated as of August 14, 1997, by and among ICN and
          United States Trust Company of New York, relating to
          $275,000,000 9 1/4% Senior Notes due 2005, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, which is
          incorporated herein by reference.*
 10.2     Indenture, dated as of August 20, 1998, by and among ICN and
          United States Trust Company of New York, relating to
          $200,000,000 8 3/4% Senior Notes due 2008, previously filed as Exhibit 4.2 to the Company's Registration Statement No.
          333-63721 on Form S-4, which is incorporated herein by
          reference.*
 10.3     Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company's Registration Statement No.
          333-63721 on Form S-4, which is incorporated herein by
          reference.
 10.4     Application for Registration, Foundation Agreement, Joint
          Venture -- ICN Oktyabr previously filed as Exhibit 10.46 to
          ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the
          year ended December 31, 1992, which is incorporated herein by reference.
 10.5     Charter of the Joint Stock Company -- ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual
          Report on Form 10-K for the year ended December 31, 1992,
          which is incorporated herein by reference.
 10.6+    Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to
          ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for
          the year ended November 30, 1989, which is incorporated
          herein by reference.
 10.7+    Amendment to Employment Contract between ICN
          Pharmaceuticals, Inc., and Milan Panic, dated September 6,
          1995 previously filed as Exhibit 10.29 to ICN
          Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the
          year ended December 31, 1995, which is incorporated herein by reference.
 10.8+    Amendment to Employment Contract between ICN
          Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999 filed herewith.
 10.9+    Agreement among ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
          Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
          the year ended on December 31, 1992, which is incorporated herein by reference.
 10.10+   Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and
          John Giordani, dated March 18, 1993 previously filed as
          Exhibit 10.3 to Registration Statement No. 33-84534 on Form
          S-4 dated September 28, 1994, which is incorporated herein by reference.
 10.11+   Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals,
          Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated
          March 18, 1993 previously filed as Exhibit 10.4 to
          Registration Statement No. 33-84534 on Form S-4 dated
          September 28, 1994, which is incorporated herein by
          reference.
 10.12+   Agreement among ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
          Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
          the year ended December 31, 1992, which is incorporated
          herein by reference.
 10.14+   Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, previously filed as Exhibit 10.14 for the Registrant's Form 10-K for the year ended December 31,
          1999, which is incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 10.15    Agreement among ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
          Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
          the year ended December 31, 1992, which is incorporated
          herein by reference.
 10.16    Agreement between ICN Pharmaceuticals, Inc. and Richard A.
          Meier dated December 31, 1998, previously filed as Exhibit
          10.16 to the Registrant's Form 10-K for the year ended
          December 31, 1998, which is incorporated herein by
          reference.
 10.17    ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock
          Option Plan, previously filed as Exhibit 10.56 to ICN
          Pharmaceuticals, Inc.'s Form 10-K for the year ended
          December 31, 1992, which is incorporated herein by
          reference.
 10.18    ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan,
          previously filed as Exhibit 10.57 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1992, which is incorporated herein by
          reference.
 10.19    ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
 10.20    ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
 10.21    Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July
          28, 1995 previously filed as Exhibit 10 to ICN
          Pharmaceuticals, Inc.'s Amendment 3 to the Quarterly Report
          on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
 10.22    Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to
          ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for
          the year ended December 31, 1996, which is incorporated
          herein by reference.
 10.24    Form of Asset Purchase Agreement by and between Hoffman-La
          Roche Inc., a New Jersey corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of
          October 30, 1997, previously filed as Exhibit 10.1 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1997, which is incorporated herein by reference.
 10.25    Form of Asset Purchase Agreement by and between Roche
          Products Inc., a Panamanian corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of
          October 30, 1997, previously filed as Exhibit 10.2 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1997, which is incorporated herein by reference.
 10.26    Form of Asset Purchase Agreement by and between Syntex
          (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a
          Delaware corporation, and ICN Pharmaceuticals, Inc., a
          Delaware corporation, dated as of October 30, 1997,
          previously filed as Exhibit 10.3 to ICN Pharmaceuticals,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, which is incorporated herein by
          reference.
 10.27    Agreement for the Sale and Purchase of a Portfolio of
          Pharmaceutical, OTC and Consumer Healthcare Products between
          SmithKline Beecham plc and ICN Pharmaceuticals, Inc.,
          previously filed as Exhibit 10.22 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1997, which is incorporated herein by
          reference.
 10.28    Asset Purchase Agreement dated October 2, 1998 by and
          between F. Hoffmann-LaRoche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998, which is incorporated herein by
          reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 10.31    ICN Pharmaceuticals, Inc. Executive Long Term Incentive
          Plan, previously filed as Exhibit 10.1 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1998, which is
          incorporated herein by reference.
 10.32    Amendment to Exclusive License and Supply Agreement between
          ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., to be
          filed by amendment. Portions of this exhibit have been
          omitted pursuant to an application for confidential
          treatment pursuant to Rule 406 under the Securities Act of
          1933, as amended.
 10.33    Amendment to Exclusive License and Supply Agreement between
          ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated
          July 16, 1998 filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential
          treatment pursuant to Rule 406 under the Securities Act of
          1933, as amended.
 10.34    Agreement among Schering Corporation, ICN Pharmaceuticals,
          Inc. and Ribapharm Inc. dated as of November 14, 2000 filed herewith. Portions of this exhibit have been omitted
          pursuant to an application for confidential treatment
          pursuant to Rule 406 under the Securities Act of 1933, as
          amended.
 10.35+   Amendment to the Employment Agreement between ICN
          Pharmaceuticals, Inc. and Richard A. Meier dated April 14,
          2000, filed herewith.
 10.36+   Agreement between ICN Pharmaceuticals, Inc. and Johnson
          Yiu-Nam Lau, dated February 24, 2000, filed herewith.
 10.37+   Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated July 14, 2000, filed herewith.
 10.38+   Agreement between ICN Pharmaceuticals, Inc. and Harry
          Roosje, dated September 15, 2000, filed herewith.
 10.39+   Agreement between ICN Pharmaceuticals, Inc. and Clifford
          Saffron, dated January 18, 2001, filed herewith.
 21.      Subsidiaries of the Registrant.
 23.      Consent of PricewaterhouseCoopers LLP, independent
          accountants.

- ---------------
* None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

+ Management Compensation.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ICN PHARMACEUTICALS, INC.

Date: April 2, 2001
                                          By         /s/ MILAN PANIC
                                            ------------------------------------
                                                        Milan Panic,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/ MILAN PANIC                      Chairman of the Board    Date: April 2, 2001
- -----------------------------------------------------    and Chief Executive
                     Milan Panic                               Officer

                /s/ RICHARD A. MEIER                   Executive Vice President  Date: April 2, 2001
- -----------------------------------------------------    and Chief Financial
                  Richard A. Meier                             Officer

               /s/ NORMAN BARKER, JR.                          Director          Date: April 2, 2001
- -----------------------------------------------------
                 Norman Barker, Jr.

               /s/ BIRCH E. BAYH, JR.                          Director          Date: April 2, 2001
- -----------------------------------------------------
             Senator Birch E. Bayh, Jr.

                  /s/ KIM CAMPBELL                             Director          Date: April 2, 2001
- -----------------------------------------------------
                Kim Campbell, PC, QC

                 /s/ ALAN F. CHARLES                           Director          Date: April 2, 2001
- -----------------------------------------------------
                   Alan F. Charles

                 /s/ ROGER GUILLEMIN                           Director          Date: April 2, 2001
- -----------------------------------------------------
            Roger Guillemin, M.D., Ph.D.

                   /s/ ADAM JERNEY                         President, Chief      Date: April 2, 2001
- -----------------------------------------------------     Operating Officer,
                     Adam Jerney                               Director

                /s/ ANDREI V. KOZYREV                          Director          Date: April 2, 2001
- -----------------------------------------------------
              Andrei V. Kozyrev, Ph.D.

               /s/ JEAN-FRANCOIS KURZ                          Director          Date: April 2, 2001
- -----------------------------------------------------
                 Jean-Francois Kurz

                  /s/ THOMAS LENAGH                            Director          Date: April 2, 2001
- -----------------------------------------------------
                    Thomas Lenagh

                /s/ STEPHEN D. MOSES                           Director          Date: April 2, 2001
- -----------------------------------------------------
                  Stephen D. Moses

                /s/ ROBERTS A. SMITH                           Director          Date: April 2, 2001
- -----------------------------------------------------
               Roberts A. Smith, Ph.D.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of
          Registrant, previously filed as Exhibit 3.1 to Registration
          Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated
          November 10, 1994, of ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN
          Merger Corp. previously filed as Exhibit 4.1 to Registration
          Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
 3.3      Bylaws of the Registrant previously filed as Exhibit 3.2 to
          Registration Statement No. 33-84534 on Form S-4, which is
          incorporated herein by reference.
 3.4      Form of Rights Agreement, dated as of November 2, 1994,
          between the Registrant and American Stock Transfer & Trust
          Company, as trustee, previously filed as Exhibit 4.3 to the
          Company's Registration Statement on Form 8-A, dated November
          10, 1994, which is incorporated herein by reference.
10.1      Indenture, dated as of August 14, 1997, by and among ICN and
          United States Trust Company of New York, relating to
          $275,000,000 9 1/4% Senior Notes due 2005, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, which is
          incorporated herein by reference.*
10.2      Indenture, dated as of August 20, 1998, by and among ICN and
          United States Trust Company of New York, relating to
          $200,000,000 8 3/4% Senior Notes due 2008, previously filed as Exhibit 4.2 to the Company's Registration Statement No.
          333-63721 on Form S-4, which is incorporated herein by
          reference.*
10.3      Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company's Registration Statement No.
          333-63721 on Form S-4, which is incorporated herein by
          reference.
10.4      Application for Registration, Foundation Agreement, Joint
          Venture -- ICN Oktyabr previously filed as Exhibit 10.46 to
          ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the
          year ended December 31, 1992, which is incorporated herein by reference.
10.5      Charter of the Joint Stock Company -- ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual
          Report on Form 10-K for the year ended December 31, 1992,
          which is incorporated herein by reference.
10.6+     Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to
          ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for
          the year ended November 30, 1989, which is incorporated
          herein by reference.
10.7+     Amendment to Employment Contract between ICN
          Pharmaceuticals, Inc., and Milan Panic, dated September 6,
          1995 previously filed as Exhibit 10.29 to ICN
          Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the
          year ended December 31, 1995, which is incorporated herein by reference.
10.8+     Amendment to Employment Contract between ICN
          Pharmaceuticals, Inc., and Milan Panic dated January 1,
          1999, filed herewith.
10.9+     Agreement among ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
          Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
          the year ended on December 31, 1992, which is incorporated herein by reference.
10.10+    Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and
          John Giordani, dated March 18, 1993 previously filed as
          Exhibit 10.3 to Registration Statement No. 33-84534 on Form
          S-4 dated September 28, 1994, which is incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
10.11+    Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals,
          Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated
          March 18, 1993 previously filed as Exhibit 10.4 to
          Registration Statement No. 33-84534 on Form S-4 dated
          September 28, 1994, which is incorporated herein by
          reference.
10.12+    Agreement among ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
          Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
          the year ended December 31, 1992, which is incorporated
          herein by reference.
10.14+    Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, previously filed as Exhibit 10.14 for the Registrant's Form 10-K for the year ended December 31,
          1999, which is incorporated herein by reference.
10.15     Agreement among ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
          Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
          the year ended December 31, 1992, which is incorporated
          herein by reference.
10.16     Agreement between ICN Pharmaceuticals, Inc. and Richard A.
          Meier dated December 31, 1998, previously filed as Exhibit
          10.16 to the Registrant's Form 10-K for the year ended
          December 31, 1998, which is incorporated herein by
          reference.
10.17     ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock
          Option Plan, previously filed as Exhibit 10.56 to ICN
          Pharmaceuticals, Inc.'s Form 10-K for the year ended
          December 31, 1992, which is incorporated herein by
          reference.
10.18     ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan,
          previously filed as Exhibit 10.57 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1992, which is incorporated herein by
          reference.
10.19     ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.20     ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.21     Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July
          28, 1995 previously filed as Exhibit 10 to ICN
          Pharmaceuticals, Inc.'s Amendment 3 to the Quarterly Report
          on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
10.22     Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to
          ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for
          the year ended December 31, 1996, which is incorporated
          herein by reference.
10.24     Form of Asset Purchase Agreement by and between Hoffman-La
          Roche Inc., a New Jersey corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of
          October 30, 1997, previously filed as Exhibit 10.1 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1997, which is incorporated herein by reference.
10.25     Form of Asset Purchase Agreement by and between Roche
          Products Inc., a Panamanian corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of
          October 30, 1997, previously filed as Exhibit 10.2 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1997, which is incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
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

10.32     Amendment to Exclusive License and Supply Agreement between
          ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., to be filed by amendment. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

10.33     Amendment to Exclusive License and Supply Agreement between
          ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated
          July 16, 1998 filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

10.34     Agreement among Schering Corporation, ICN Pharmaceuticals,
          Inc. and Ribapharm Inc. dated as of November 14, 2000 filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

10.35+    Amendment to the Employment Agreement between ICN
          Pharmaceuticals, Inc. and Richard A. Meier, dated April 14,
          2000, filed herewith.

10.36+    Agreement between ICN Pharmaceuticals, Inc. and Johnson
          Yiu-Nam Lau, dated February 24, 2000, filed herewith.

10.37+ Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated July 14, 2000, filed herewith.

10.38+    Agreement between ICN Pharmaceuticals, Inc. and Harry
          Roosje, dated September 15, 2000, filed herewith.

10.39+    Agreement between ICN Pharmaceuticals, Inc. and Clifford
          Saffron, dated January 18, 2001, filed herewith.

21.       Subsidiaries of the Registrant.

23. Consent of PricewaterhouseCoopers LLP, independent accountants.

- ---------------
* None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

+ Management Compensation.