Form 10-K/A
period 2000-12-31
ICN PHARMACEUTICALS INC
filed 2001-04-11
CIK 930184

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER 1-11397

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON
                -------------------                   WHICH REGISTERED
           COMMON STOCK, $.01 PAR VALUE               ----------------
          (INCLUDING ASSOCIATED PREFERRED          NEW YORK STOCK EXCHANGE
              STOCK PURCHASE RIGHTS)

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

=============================================================================

                              EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of ICN Pharmaceuticals, Inc. filed on April 2, 2001 amends and restates in its entirety Item 14 of Part IV for the sole purpose of revising Exhibit 3.3, which revision is being filed herewith.

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

     3. Exhibits

EXHIBIT NUMBER                                                DESCRIPTION

     3.1 Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
     3.3 Amended and Restated By-Laws of the Registrant filed herewith.
     3.4 Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company's Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
     10.1 Indenture, dated as of August 14, 1997, by and among ICN and United States Trust Company of New York, relating to $275,000,000 9 1/4% Senior Notes due 2005, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference.*
     10.2 Indenture, dated as of August 20, 1998, by and among ICN and United States Trust Company of New York, relating to $200,000,000 8 3/4% Senior Notes due 2008, previously filed as Exhibit 4.2 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.*
     10.3 Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.
     10.4 Application for Registration, Foundation Agreement, Joint Venture -- ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.5 Charter of the Joint Stock Company -- ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.6+ Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended November 30, 1989, which is incorporated herein by reference.
     10.7 Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
     10.8+ Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999 filed herewith.
     10.9+ Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.
     10.10+ Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as
               Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.
     10.11+ Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals, Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated March 18, 1993 previously filed as Exhibit 10.4 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.
     10.12+ Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.14 Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, previously filed as Exhibit 10.14 for the Registrant's Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.
     10.15 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.16 Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated December 31, 1998, previously filed as Exhibit
               10.16 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
     10.17 ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.56 to ICN Pharmaceuticals, Inc.'s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.18 ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.19 ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
     10.20 ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
     10.21 Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to ICN Pharmaceuticals, Inc.'s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
     10.22 Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.
     10.24 Form of Asset Purchase Agreement by and between Hoffman-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
     10.25 Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.2 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
     10.26 Form of Asset Purchase Agreement by and between Syntex (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a Delaware corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.3 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
     10.27 Agreement for the Sale and Purchase of a Portfolio of Pharmaceutical, OTC and Consumer Healthcare Products between SmithKline Beecham plc and ICN Pharmaceuticals, Inc., previously filed as Exhibit 10.22 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.
     10.28 Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann-LaRoche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.
     10.31 ICN Pharmaceuticals, Inc. Executive Long Term Incentive Plan, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference.
     10.32 Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.
     10.33 Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998 filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.
     10.34 Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and Ribapharm Inc. dated as of November 14, 2000 filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.
     10.35+ Amendment to the Employment Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated April 14, 2000, filed herewith.
     10.36 Agreement between ICN Pharmaceuticals, Inc. and Johnson Yiu-Nam Lau, dated February 24, 2000, filed herewith.
     10.37+ Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated July 14, 2000, filed herewith.
     10.38+ Agreement between ICN Pharmaceuticals, Inc. and Harry Roosje, dated September 15, 2000, filed herewith.
     10.39+ Agreement between ICN Pharmaceuticals, Inc. and Clifford Saffron, dated January 18, 2001, filed herewith.
     21.       Subsidiaries of the Registrant.
     23. Consent of PricewaterhouseCoopers LLP, independent accountants.

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

                                ICN PHARMACEUTICALS, INC.

Date: April 11, 2001
                                By /s/ David C. Watt
                                  --------------------------------
                                  David C. Watt
                                  Executive Vice President,
                                  General Counsel and Corporate
                                  Secretary

                               EXHIBIT INDEX

    3.3     Amended and Restated By-Laws of the Registrant.