Form 10-K/A
period 2000-12-31
ICN PHARMACEUTICALS INC
filed 2001-04-30
CIK 930184

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 2)

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

                    DOCUMENTS INCORPORATED BY REFERENCE

     None.

=============================================================================

                              EXPLANATORY NOTE

     Since a Definitive Proxy for the 2001 Annual Meeting of Stockholders will not be filed by April 30, 2001, following is the information required by Part III of Form 10-K.

     This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of ICN Pharmaceuticals, Inc. filed on April 2, 2001 amends and restates in its entirety Item 14 of Part IV for the sole purpose of adding Exhibits 4.1 and 4.2, which additions are being filed herewith.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Board of Directors currently consists of fourteen members and will consist of twelve members after this election: Ms. Campbell and Mr. Irani whose terms expire in 2001, are standing for election for terms expiring in 2004; Messrs. Barker, Bayh, Charles, Jerney and Moses and Ms. Tomich are serving until the 2002 Annual Meeting of Stockholders and Dr. Guillemin and Messrs. Kurz and Panic are serving until the 2003 Annual Meeting of Stockholders. Mr. Manatt, who is not currently a director, is standing for election for a term expiring in 2004. Set forth below with respect to each director is certain personal information, including the present principal occupation and recent business experience, age, year commenced service as a director of the Company (including service as a director of a predecessor company) and other corporate directorships.

     Richard W. Starr, a director of the Company, passed away on January 29, 2001. Messrs. Andrei Kozyrev, Thomas Lenagh, and Roberts A. Smith, whose terms expire in 2001, are not seeking re-election.


                                                                      Year
                                                                    Commenced
                                                                   Serving as
                                                                   Director of
Name and Principal Occupation                                Age   the Company  Other Corporate Directorships
-----------------------------                                ---   -----------  -----------------------------


Directors Nominated for Election
RAY IRANI, Ph. D.....................................        66        2001     Cedars Bank; KB Home; Canadian Occidental
     Dr.  Irani  has been  Chairman  and  Chief  Executive                      Petroleum Corporation
     Officer of  Occidental  Petroleum  Corporation  since
     1990  and  a  director   since  1984.  He  served  as
     President  of  Occidental  Petroleum  from 1984 until
     July  1996.  He  was  Chief   Operating   Officer  of
     Occidental  Petroleum  from  1984  to  1990.  He  was
     Chairman  of  the  Board  of  Directors  of  Canadian
     Occidental Petroleum Ltd. from 1987 to 1999.
KIM CAMPBELL, PC, QC (a) (b).........................        53        2000     e-Sim Ltd.; Interiorslive.com
     Ms.  Campbell  has  been a lawyer  consulting  in the
     area of  mediation  and  conflict  resolution.  Since
     January 2001,  Ms.  Campbell has been a Fellow at the
     Center for Public  Leadership  at the John F. Kennedy
     School of  Government  at  Harvard  University.  From
     September 2000 until January 2001,  Ms.  Campbell was
     an author and  lecturer.  She was the Consul  General
     of Canada in Los Angeles  from  September  1996 until
     September  2000.  From February 1996 until  September
     1996 she was an author  and  lecturer.  Ms.  Campbell
     held several  positions  in the  Canadian  government
     including   Prime   Minister   from  June,   1993  to
     November,  1993,  Minister  of Justice  and  Attorney
     General from  February,  1990 to January,  1993,  and
     Minister of National  Defense from  January,  1993 to
     June,   1993.   Ms.   Campbell  also  serves  on  the
     Governing Board of Harvard  University,  Northeastern
     University,   UCLA  and  the   Thunderbird   American
     Graduate School of International Management.
CHARLES T. MANATT....................................        64        1992(h)
     Mr.  Manatt is a partner  in the law firm of  Manatt,
     Phelps  &  Phillips,  of which  he was a  founder  in
     1965.  He has been a member  of that  firm  since its
     inception,  except  during the period when he was the
     United States  Ambassador to the Dominican  Republic.
     He was the United States  Ambassador to the Dominican
     Republic  from  December  1999 until March 2001.  Mr.
     Manatt  served as  Chairman of the  Democratic  Party
     from 1981 to 1985.

Directors Whose Terms Expire in 2002
NORMAN BARKER, JR.(c) (d) (b)........................        78        1988     Bank Plus, Inc.; TCW Convertible  Securities,
     Mr.  Barker is the  retired  Chairman of the Board of
     Inc. First  Interstate  Bank of California and Former
     Vice  Chairman  of  the  Board  of  First  Interstate
     Bancorp.  Mr. Barker joined First  Interstate Bank of
     California  in 1957  and was  elected  President  and
     Director in 1968, Chief Executive Officer in 1971 and
     Chairman of the Board in 1973. He retired as Chairman
     of the Board at the end of 1985.

BIRCH E. BAYH, JR., ESQ.(c) (b)......................        72        1992     Simon Property Group
     Sen. Bayh is a senior partner in the Washington, D.C.
     law firm of  Oppenheimer,  Wolff & Donnelly  LLP.  He
     previously was head of the Washington office of Bayh,
     Connaughton  &  Stewart,  L.L.P.  (1991 -  1997)  and
     Rivkin,  Radler,  Bayh,  Hart & Kremer (1985 - 1991),
     and  a  partner  in  the  Indianapolis,  Indiana  and
     Washington, D.C. law firm of Bayh, Tabbert & Capehart
     (1981 - 1985).  Mr.  Bayh  served as a United  States
     Senator from the State of Indiana from 1963 - 1981.

ALAN F. CHARLES (c) (e) (f)..........................        62        1986        Rand Institute of Civil Justice
     Mr.   Charles  was  Vice   Chancellor  of  University
     Relations  at  the  University  of  California,   Los
     Angeles  from  1980 to 1993  and  served  in  various
     administrative  capacities at that  university  since
     1972. He is now an  independent  consultant in higher
     education management.

ADAM JERNEY............................................      59        1992
     Mr. Jerney is Chief  Operating  Officer and President
     of ICN.  He served as Chairman of the Board and Chief
     Executive  Officer of ICN from July 14, 1992 to March
     4, 1993 during Milan  Panic's  leave of absence.  Mr.
     Jerney  joined ICN in 1973 as Director  of  Marketing
     Research  in  Europe  and  assumed  the  position  of
     General  Manager of ICN Netherlands in 1975. In 1981,
     he was elected Vice  President --  Operations  and in
     1987 he became President and Chief Operating  Officer
     of SPI  Pharmaceuticals,  Inc.,  then a subsidiary of
     the  Company.  He became  President of the Company in
     1997.  Prior to joining ICN, he spent four years with
     F.  Hoffmann-LaRoche & Company.

STEPHEN D. MOSES (c)(f)(e)...........................        66        1988     The Central Asian-American Enterprise;
     Mr.  Moses is Chairman of the Board of Stephen  Moses                      Steadfast Ventures, Inc.
     Interests.  He was formerly  Chairman of the Board of
     National  Investment   Development   Corporation  and
     Brentwood Bank in Los Angeles,  California. Mr. Moses
     serves  on the  Board  of  Directors  of The  Central
     Asian-American  Enterprise  Fund  and is Chair of its
     investment committee.  He is a member of the Board of
     Directors of Steadfast Ventures,  Inc. He also serves
     on the Board of Councilors of The UCLA Foundation and
     is a  Trustees  emeritus  of  Franklin  and  Marshall
     College.

ROSEMARY TOMICH......................................        63        2001     Occidental Petroleum Corporation
     Ms. Tomich has been owner of the Hope Cattle  Company
     since 1958 and the A. S. Tomich Construction  Company
     since  1970.  She is also  Chairman  of the  Board of
     Directors  and  Chief  Executive  Officer,  Livestock
     Clearing,  Inc.  and was a founding  director  of the
     Palm  Springs  Savings  Bank.  Ms.  Tomich  is also a
     member of the  Advisory  Board of the  University  of
     Southern     California     School    of     Business
     Administration  and on the Board of Councilors of the
     UCLA Foundation.

Directors Whose Terms Expire in 2003
ROGER GUILLEMIN, M.D., Ph.D.(a)......................       77         1989     Theratechnologies, Inc; CEREP S.A.
     Dr.  Guillemin  has  been  an  Adjunct  Professor  of
     Medicine at the  University of California  College of
     Medicine  in  San  Diego   since   1970.   He  was  a
     Distinguished  Scientist  at the  Whittier  Institute
     in La Jolla,  California  from March 1989 to 1995 and
     was    Resident    Fellow   and   Chairman   of   the
     Laboratories  for   Neuroendocrinology  at  the  Salk
     Institute  in La  Jolla,  California.  Dr.  Guillemin
     was  awarded  the  Nobel  Prize in  Medicine  in 1977
     and, in the same year,  was  presented  the  National
     Medal  of  Science  by the  President  of the  United
     States.  He was  affiliated  with the  Department  of
     Physiology at Baylor  College of Medicine in Houston,
     Texas from 1952 to 1970.  Dr.  Guillemin  is a member
     of the National Academy of Sciences,  and a Fellow of
     the  American  Association  for  the  Advancement  of
     Science.  He has  also  served  as  President  of the
     American Endocrine Society.
JEAN-FRANCOIS KURZ (d) (g)...........................        67        1989     Board of Banque Pasche S.A., Geneva
     Mr. Kurz was a member of the Board of  Directors  and
     the  Executive  Committee  of the  Board  of DG  Bank
     Switzerland  Ltd.  from  1990 to  1992.  In 1988  and
     1989,  Mr.  Kurz  served as a General  Manager of TDB
     American  Express  Bank of  Geneva  and from  1969 to
     1988,  he  was  Chief  Executive  Officer  of  Banque
     Gutzweiler,  Kurz,  Bungener  in Geneva.  Mr. Kurz is
     also  Chairman  of the Board of Banque  Pasche  S.A.,
     Geneva.
MILAN PANIC (g)......................................        71        1960
     Mr.  Panic,  the founder of ICN, has been Chairman of
     the Board and Chief  Executive  Officer  of ICN since
     its  inception in 1960 and served as President  until
     1997.  He was on a leave  of  absence  from  July 14,
     1992 to March 4, 1993  while he was  serving as Prime
     Minister of  Yugoslavia  and a leave of absence  from
     October 1979 to June 1980.
     Directors Not Standing For Re-Election

THOMAS H. LENAGH (f) (d) (e).........................        82        1979     Adams  Express;  Gintel Corp;  ASD Group Fund;
     Mr.  Lenagh is Chairman of the Board of Inrad Corp.                        Clemente Strategic Fund; Inrad Corp.
     and an independent financial advisor. He was Chairman
     of the Board  and CEO of  Greiner  Engineering,  Inc.
     from 1982 to 1985.  Mr.  Lenagh  served as  Financial
     Vice  President to the Aspen  Institute  from 1978 to
     1980,  and  since  then as an  independent  financial
     consultant.  From 1964 to 1978,  he was  Treasurer of
     the Ford Foundation.

ROBERTS A. SMITH, Ph.D.(c) (a) (g)...................        71        1960     PLC Medical Systems
     Dr.  Smith was  President  of Viratek,  Inc.,  then a
     subsidiary  of the  Company,  and Vice  President  --
     Research  and  Development  of  SPI  Pharmaceuticals,
     Inc., then a subsidiary of the Company, through 1992.
     For more than eleven  years,  Dr. Smith was Professor
     of Chemistry and  Biochemistry  at the  University of
     California at Los Angeles.

ANDREI KOZYREV, Ph.D.(e).............................        50        1998
     Dr. Kozyrev has been Vice President -- Eastern Europe
     of ICN since 1999.  Dr. Kozyrev joined ICN's Board in
     early  1998.  He served  as a member  of the  Russian
     Parliament  from 1994 to 1999, and held several other
     senior level posts in Russia,  including  Minister of
     Foreign  Affairs. Dr.  Kozyrev  earned  his Ph.D.  in
     History.  He is  also  an  author,  having  published
     several   works   on   the   Russian    economy   and
     international affairs.


____________

(a) Member of the Science and Technology Committee

(b) Member of the Corporate Governance Committee

(c) Member of the Compensation and Benefits Committee

(d) Member of the Finance Committee

(e) Member of the Communications Committee

(f) Member of the Audit Committee

(g) Member of the Executive Committee

(h) Mr. Manatt had been a director of the Company from 1992 until December 1999 when he became Ambassador to the Dominican Republic, a position he left in March 2001.

    None of the directors are related by blood or marriage to one another or to an executive officer of the Company.


                                                          EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:

       Name                                               Age                 Present Position with the Company
       ----                                               ---                 ---------------------------------

       Milan Panic.....................................   71    Chairman of the Board and Chief Executive Officer
       Adam Jerney.....................................   59    Director, President and Chief Operating Officer
       Richard A. Meier................................   41    Executive Vice President and Chief Financial Officer
       David C. Watt...................................   47    Executive Vice President, General Counsel and Corporate
                                                                Secretary
       John E. Giordani................................   58    Executive Vice President
       Bill A. MacDonald...............................   52    Executive Vice President, Strategic Planning
       Jack L. Sholl...................................   58    Executive Vice President, Public Relations
       Johnson Y.N. Lau................................   40    Senior Vice President, Research and Development
       James G. McCoy..................................   59    Executive Vice President, Human Resources

     MILAN PANIC, the founder of ICN, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1960 and President until 1997, except for a leave of absence from July 14, 1992 to March 4, 1993 while he was serving as Prime Minister of Yugoslavia and a leave of absence from October 1979 to June 1980.

     ADAM JERNEY has been President since January 1997 and has served as a director of ICN since 1992, at the time of Mr. Panic's leave of absence. He served as Chairman of the Board and Chief Executive Officer of ICN from July 14, 1992 to March 4, 1993 during Milan Panic's leave of absence (as discussed above). Mr. Jerney joined ICN in 1973 as Director of Marketing Research in Europe and assumed the position of General Manager of ICN Netherlands in 1975. In 1981, he was elected Vice President Operations. Prior to joining ICN, he spent four years with F. Hoffmann-LaRoche & Company.

     RICHARD A. MEIER joined ICN in May 1998 as Senior Vice President-- Finance and Corporate Treasurer. In January 2000, Mr. Meier was promoted to Executive Vice President and Chief Financial Officer. From October 1996 until joining ICN, Mr. Meier was a Senior Vice President with the investment banking firm of Schroder & Co. Inc. in New York, New York. From 1985 to October 1996, Mr. Meier served in various banking and private equity capacities at Salomon Smith Barney, Inc., Manufacturers Hanover Trust Corporation, Australian Capital Equity, Inc., and Windsor Hall Partners in New York and Dallas, Texas.

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

     JOHN E. GIORDANI joined ICN in June of 1986 as Senior Vice President and Chief Financial Officer. He served as ICN's Executive Vice President and Chief Financial Officer from 1992 to January 2000. Since January 2000, he has served as an Executive Vice President of the Company. Prior to joining ICN, Mr. Giordani served as Vice President and Corporate Controller of Revlon, Inc. in New York from 1982 through 1986 and Deputy and Assistant Corporate Controller with Revlon from 1978 through 1982. He was with the public accounting firm of Peat, Marwick, Mitchell & Co. (now known as "KPMG Peat Marwick LLP) from 1969 to 1978.

     BILL A. MACDONALD joined ICN in March 1982 as Director of Taxes. In 1983, he became Vice President -- Taxes and Corporate Development. In 1987, Mr. MacDonald became Senior Vice President -- Tax and Corporate Development and in 1992 was promoted to Executive Vice President -- Strategic Planning. From 1980 to 1982, he served as the Tax Manager of Pertec Computer Corporation. From 1973 to 1980, he was Tax Manager and Assistant Treasurer of Republic Corporation.

     JACK L. SHOLL joined ICN in August 1987 as Vice President, Public Relations. He was elected Senior Vice President -- Corporate Human Resources in September 1994. From 1979 to August 1987, he served as Director of Financial and Media Communications with Warner-Lambert Company of Morris Plains, New Jersey, and from 1973 to 1979 as Manager, Department of Communications with Equibank, N.A. of Pittsburgh, Pennsylvania. Prior to that time, he served on the Public Relations staff of the New York Stock Exchange (1971 -- 1973) and in editorial positions with The Associated Press (1971 -- 1986), the last as Supervising Business and Financial Editor in New York.

     JOHNSON Y.N. LAU M.D., PH.D., joined ICN in March 2000 as Senior Vice President, Research and Development. Before joining ICN, he was a Senior Director in Antiviral Research at the Schering-Plough Research Institute from 1997 until March 2000. He served as a faculty member at the University of Florida from 1992 to 1997. From 1989 to 1991, he served as a faculty member at the Institute of Liver Studies, King's College Hospital School of Medicine and Dentistry, University of London.

     JAMES G. MCCOY joined ICN in August 2000 as Executive Vice President, Human Resources. From 1979 to June 2000, he was with Coopers & Lybrand/PricewaterhouseCoopers LLP. He was the managing partner for the financial cost management and middle market partners on the West Coast. Previously, he was Director of Human Resources, Strategic Planning and Accounting for Warner Elektra Atlantic Distribution Company, a subsidiary of Warner Communications. Prior to that time, he was with the public accounting firm Ernst & Ernst (now Ernst & Young) and Litton Industries, Inc.

     In April 2001, Mr. Panic was advised that a "private criminal proceeding" was instituted against him in Switzerland by Tito Tettamanti alleging defamation. In Switzerland, a "private criminal action proceeding" is prosecuted by an aggrieved party who must himself bring charges against the accused. A district attorney or other government prosecutor is not involved in this proceeding.

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

     Based on its review of the copies of such forms received by ICN, or written representations from certain reporting persons that no Forms 5 were required for those persons, ICN believes that during fiscal year 2000 all filing requirements applicable to its executive officers, directors and ten percent beneficial owners were timely satisfied with the exception of Adam Jerney, who filed a late Form 4.

11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and the four most highly paid executive officers of the Company (the "Named Executive Officers"), for services rendered to the Company in all capacities during the years ended December 31, 2000, 1999 and 1998.

                                                   Annual Compensation                   Long Term Compensation
                                    ------------------------------------------------   ---------------------------
                                                                        Other Annual    Restricted    Securities      All Other
         Name and                                                       Compensation       Stock      Underlying    Compensation
    Principal Position              Year     Salary($)     Bonus($)        ($)(1)      Awards(#)(2)  Options(#)(3)     ($)(4)
    ------------------              ----     ---------     --------     ------------   ------------  -------------  ------------

Milan Panic....................     2000     750,366        478,700                            --           --        235,053(5)
  Chairman and                      1999     701,277        413,821                            --      100,000        304,157
  Chief Executive Officer           1998     701,277      1,336,000                     4,013,966      253,542        193,366
Adam Jerney....................     2000     452,572        253,400                            --           --         19,702(6)
  President and                     1999     422,940        450,000                            --       30,000         27,597
  Chief Operating Officer           1998     422,940        235,773                     1,204,183       50,000         40,144
Richard A. Meier...............     2000     320,000        163,000                            --           --          4,600(7)
  Executive Vice President          1999     246,128        155,000                            --      150,000          7,714
  and Chief Financial Officer       1998     155,538        285,000                            --           --          7,215
Bill MacDonald.................     2000     320,000        163,000                            --           --          6,252(8)
  Executive Vice President          1999     222,600         96,433                            --       30,000          2,978
  Strategic Planning                1998     222,600        328,567                       802,800       45,000          3,100
John E. Giordani...............    2000      320,000        163,000                            --           --         17,979(9)
  Executive Vice President          1999     312,375         50,000                            --       30,000         19,413
                                    1998     312,375        423,900                       802,800       45,000         14,490
____________

(1) Unless otherwise indicated, with respect to any individual named in the above table, the aggregate amount of perquisites and other personal benefits, securities or property was less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) Includes award of restricted stock under the Company's Long Term Incentive Plan. The values of restricted stock awards presented in the table are based upon the market value of the common stock as of the date awarded. The restricted shares vest 25% per year, starting one year from the date of grant. At December 31, 2000, the aggregate number of shares of restricted stock and the value thereof were: Mr. Panic, 61,127 shares, $1,875,835; Mr. Jerney, 18,338 shares, $562,747;
     Mr. Giordani, 12,225 shares, $375,155 and Mr. MacDonald, 12,225 shares, $375,155. Dividends are paid on the restricted shares to the same extent paid on the Company's common stock, and are held in escrow until the related shares are vested.

(3) Includes grants of options to purchase shares of the Company's common stock.

(4) Except where otherwise indicated, the amounts in this column represent matching contributions to the Company's 401(K) plan, amounts accrued under an executive deferral plan and medical benefits and medical and life insurance premiums.

(5) In 2000, the $235,053 of "All Other Compensation" Mr. Panic received consisted of the following: executive medical ($1,235), life insurance ($9,552), interest ($160,619) and legal expenses ($63,350).

(6)  In 2000, the $19,702 of "All Other  Compensation"  Mr. Jerney received
     consisted  of  the  following:   accounting-tax  ($10,000),  executive
     medical ($4,748), tennis club ($770) and life insurance ($4,184).

(7) In 2000, the $4,600 of "All Other Compensation" Mr. Meier received consisted of the following: executive medical ($3,794) and life insurance ($805).

(8) In 2000, the $6,252 of "All Other Compensation" Mr. MacDonald received consisted of the following: executive medical ($3,868) and life insurance ($2,384).


(9) In 2000, the $17,979 of "All Other Compensation" Mr. Giordani received consisted of the following: executive medical ($14,067) and life insurance ($3,912).


OPTION GRANT INFORMATION

     No options to purchase shares of common stock were granted to the Named Executive Officers in 2000.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information regarding (i) stock option exercises by the Named Executive Officers during 2000 and (ii) unexercised stock options held by the Named Executive Officers at December 31, 2000:


                                                      AGGREGATED OPTION EXERCISES
                                              IN 2000 AND DECEMBER 31, 2000 OPTION VALUES

                                                                     Number of Unexercised
                                                                     Securities Underlying           Value of Unexercised
                                                                    Options at December 31,          In-the-Money Options
                                        Shares                              2000                   at December 31, 2000(2)
                                       Acquired        Value      ----------------------------    ----------------------------
    Name                              on Exercise   Realized(1)   Exercisable    Unexercisable    Exercisable    Unexercisable
    ----                              -----------   ------------  -----------    -------------    -----------    -------------

    Milan Panic..................            --     $       --     2,346,092         75,000      $  33,050,219    $   285,938
    Adam Jerney..................       262,808      4,309,563       836,135         75,400         16,220,424        560,662
    Richard A. Meier.............        18,250        372,984        69,250        162,500            905,750      1,998,906
    Bill MacDonald...............        30,000        582,423        25,500         45,000             11,462         85,781
    John E. Giordani.............        56,376        910,069        58,606         45,000            498,468         85,781

------------------------------------------------------------------------------------------------------------------------------

(1) Difference between the fair market value of the shares of common stock at the date of exercise and the exercise price.

(2) Difference between the fair market value of the shares of common stock on December 31, 2000 and the exercise price.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation and Benefits Committee ("Committee") is composed of Messrs. Barker, Charles, and Moses and Dr. Smith each of whom is a non-employee director for purposes of Rule 16b-3 of the Exchange Act.

CERTAIN EMPLOYMENT AGREEMENTS

     On March 18, 1993, the Board of Directors of ICN adopted employment agreements which contained "Change in Control" benefits for five then current key senior executive officers of ICN and its affiliates. The executives included the following Named Executive Officers: Messrs. Jerney, Giordani and MacDonald. In addition, the Company entered into an employment agreement with Richard A. Meier, Executive Vice President and Chief Financial Officer, on December 31, 1998, containing identical provisions to the agreements with Messrs. Jerney, Giordani and MacDonald (collectively the "Employment Agreements").

     The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened Change in Control. Each Employment Agreement with Messrs. Jerney, Giordani and MacDonald had an initial term which ended March 30, 1996. The Employment Agreement with Mr. Meier had an initial term extending through December 31, 2000. The Employment Agreements automatically extend for one year terms each year thereafter unless either the executive or ICN elects not to extend it (provided that any notice by ICN not to extend the agreement cannot cause the agreement to be terminated prior to the expiration of the third anniversary of the date of the Employment Agreements). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary and bonus (and certain other benefits) if the executive's employment is terminated without cause, if the executive terminates employment for certain enumerated reasons following a Change in Control of ICN (including a significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location), or the executive leaves ICN for any reason or without reason during a sixty day period commencing six months after the Change in Control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

     For purposes of the Employment Agreements, a "Change in Control" means any of the following events: (i) the acquisition (other than from ICN) by any person, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 20% or more of the combined voting power of
ICN's then outstanding voting securities; (ii) the existing Board of Directors cease for any reason to constitute at least two-thirds of the Board, unless the election, or nomination for election by ICN's stockholders, of any new director was approved by a vote of at least two-thirds of the existing Board of Directors; or (iii) approval by stockholders of ICN of (a) a merger or consolidation involving ICN if the stockholders of ICN, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than 80% of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of ICN outstanding immediately before such merger or consolidation, or (b) a complete liquidation or dissolution of ICN or an agreement for the sale or other disposition of all or substantially all of the assets of ICN. Removal of ICN's Board of Directors would also constitute a Change in Control under the Employment Agreements. If the employment of such key senior executives is terminated under any of the circumstances described above the executives would be entitled to receive the following approximate amounts (based upon present compensation): Adam Jerney $2,707,716; John Giordani $2,231,700; Bill MacDonald $1,945,700; and Richard A. Meier $1,815,000. In addition, the vesting of certain options granted to the executives would be accelerated. The value of the accelerated options would depend upon the market price of the shares of Common Stock at that time.

CHAIRMAN EMPLOYMENT AGREEMENT

     ICN and Milan Panic entered into an employment agreement initially effective October 1, 1988, which has been amended and extended from time to time (the "Panic Employment Agreement"). The Panic Employment Agreement provides for automatic renewal on the first day of each month, such that the employment period is four years from the date of such renewal unless, at least 60 days prior to any such renewal date, ICN or Mr. Panic give notice to the other that the employment period will not so be extended. The base amount of salary for Mr. Panic was initially determined by the Compensation Committee of the Board of Directors of ICN in 1988. In setting the base amount, the Compensation Committee took into consideration Mr. Panic's then-current base salary, the base salaries of chief executives of companies of similar scope and complexity and the Compensation Committee's desire to retain Mr. Panic's services, given his role as founder of ICN. The Panic Employment Agreement provides that the annual salary, currently $802,892, is to be increased by an amount equal to not less than 7%
annually. No increase would be paid, however, if in the previous fiscal year ICN's earnings per share, as certified by ICN's independent accountants, either (i) decrease by an amount equal to or greater than fifty percent (50%) of the annual earnings per share earned in the preceding fiscal year or (ii) reveal a loss, unless otherwise determined by the Board of Directors. The Panic Employment Agreement provides that during the period of his employment, Mr. Panic will not engage in businesses competitive with ICN without the approval of the Board of Directors. Mr. Panic may retire upon expiration of the term of the Panic Employment Agreement.

     Upon retirement, Mr. Panic may, at his option, serve as a consultant to ICN for life for which he would be compensated at the rate of $120,000 per year. This amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement (currently estimated to be in excess of $577,000 per year, as adjusted). The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by ICN. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation provision in the event of a Change in Control of ICN (as defined below). The Panic Employment Agreement provides that if within two years after a Change in Control of ICN, Mr. Panic's employment is terminated by ICN (other than by reason of Mr. Panic's illness or incapacity), or if Mr. Panic leaves the employ of ICN (other than by reason of Mr. Panic's death, disability, or illness), then Mr. Panic will receive as severance compensation five times his annual salary, as adjusted, but only to the extent that ICN determines that such amount will not constitute a "parachute payment" as defined in
Section 280G of the Internal Revenue Code, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement. In addition, (i) Mr. Panic will be entitled to continue life insurance, disability, medical, dental and hospitalization coverage, (ii) all restrictions on outstanding awards granted to Mr. Panic will lapse, and all stock options and stock appreciation rights granted to Mr. Panic will become fully vested and exercisable, and (iii) Mr. Panic will also be entitled to receive a cash payment equal to the excess of the actuarial equivalent of his aggregate retirement benefits had he remained employed by ICN for an additional three years over the actuarial equivalent of his actual aggregate retirement benefit. A Change in Control of ICN will occur, for purposes of the Panic Employment Agreement, if (i) a Change in Control occurs of a nature which would be required to be reported in response to
Item 6(e) of Schedule 14A under the Exchange Act (for purposes of that Item, "control" is defined as the power to direct or cause the direction of the management and policies of ICN, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no Change in Control has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of ICN representing 15% or more of the combined voting power of ICN's then outstanding securities; (iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute a majority of ICN's Board of Directors; or (iv) shares of ICN common stock cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by ICN's stockholders was previously approved, or is approved within thirty days after such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If Mr. Panic's employment is terminated under any of the circumstances described above following such a Change in Control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) $10,431,830.


12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     As of March 31, 2001, no person is known to management to be beneficial owners of more than 5% of the outstanding shares of the Common Stock.

                          Ownership by Management

     The following table sets forth, as of April 23, 2001, certain information regarding the beneficial ownership of the Common Stock and the percent of shares owned beneficially by each director, each director nominee nominated by the Board of Directors and each Named Executive Officer (as defined below) and all directors and executive officers of the Company as a group:

                                                                                       Number of
                                                                                        Shares
                                                                                     and Nature of
                                                                                      Beneficial
                                                                                       Ownership
                                                                                        of ICN        Percentage
                  Identity of Owner or Group                                        Common Stock(1)    of Class
                  --------------------------                                        ---------------   -----------

                  Norman Barker, Jr............................................         146,819(3)         (2)
                  Birch E. Bayh, Jr............................................          97,266(4)         (2)
                  Kim Campbell, PC, QC.........................................              --            (2)
                  Alan F. Charles..............................................         100,547(5)         (2)
                  Roger Guillemin, M.D., Ph.D..................................         160,509(6)         (2)
                  Ray Irani, Ph.D..............................................              --            (2)
                  Adam Jerney..................................................       1,169,605(7)        1.5%
                  Andrei Kozyrev...............................................          40,625(8)         (2)
                  Jean-Francois Kurz...........................................         127,716(9)         (2)
                  Thomas H. Lenagh.............................................         136,117(10)        (2)
                  Charles T. Manatt............................................          36,787(11)        (2)
                  Stephen D. Moses.............................................          84,808(12)        (2)
                  Milan Panic..................................................       2,690,180(13)       3.3%
                  Roberts A. Smith, Ph.D.......................................         215,733(14)        (2)
                  Rosemary Tomich..............................................              --            (2)
                  Richard A. Meier.............................................          80,250(15)        (2)
                  John E. Giordani.............................................          80,218(16)        (2)
                  Bill A. MacDonald............................................          50,044(17)        (2)
                  James G. McCoy...............................................              --            (2)
                  Johnson Y.N. Lau, M.D., Ph.D.................................          18,750(18)        (2)
                  Jack Scholl..................................................         152,250(19)        (2)
                  David Watt...................................................         193,140(20)        (2)
                  Directors and executive officers of the Company
                    as a group (22 persons)....................................       5,581,364(21)        7%

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

(2)  Less than 1%.

(3) Includes 141,690 shares of ICN common stock which Mr. Barker has the right to acquire within 60 days upon the exercise of stock options.

(4) Includes 97,266 shares of ICN common stock which Sen. Bayh has the right to acquire within 60 days upon the exercise of stock options.

(5) Includes 100,478 shares of ICN common stock which Mr. Charles has the right to acquire within 60 days upon the exercise of stock options.

(6) Includes 159,681 shares of ICN common stock which Dr. Guillemin has the right to acquire within 60 days upon the exercise of stock options.

(7) Includes 735,498 shares of ICN common stock which Mr. Jerney has the right to acquire within 60 days upon the exercise of stock options.

(8) Includes 40,625 shares of ICN common stock which Mr. Kozyrev has the right to acquire within 60 days upon the exercise of stock options.

(9) Includes 127,716 shares of ICN common stock which Mr. Kurz has the right to acquire within 60 days upon the exercise of stock options.

(10) Includes 124,528 shares of ICN common stock which Mr. Lenagh has the right to acquire within 60 days upon the exercise of stock options.

(11) Includes 33,750 shares of ICN common stock which Mr. Manatt has the right to acquire within 60 days upon the exercise of stock options.

(12) Includes 84,505 shares of ICN common stock which Mr. Moses has the right to acquire within 60 days upon the exercise of stock options.

(13) Includes 2,034,946 shares of ICN common stock which Mr. Panic has the right to acquire within 60 days upon the exercise of stock options.

(14) Includes 192,162 shares of ICN common stock which Dr. Smith has the right to acquire within 60 days upon the exercise of stock options.

(15) Includes 76,750 shares of ICN common stock which Mr. Meier has the right to acquire within 60 days upon the exercise of stock options.

(16) Includes 77,356 shares of ICN common stock which Mr. Giordani has the right to acquire within 60 days upon the exercise of stock options.

(17) Includes 44,250 shares of ICN common stock which Mr. MacDonald has the right to acquire within 60 days upon the exercise of stock options.

(18) Includes 18,750 shares of ICN common stock which Dr. Lau has the right to acquire within 60 days upon the exercise of stock options.

(19) Includes 138,682 shares of ICN common stock which Mr. Sholl has the right to acquire within 60 days upon the exercise of stock options.

(20) Includes 188,204 shares of ICN common stock which Mr. Watt has the right to acquire within 60 days upon the exercise of stock options.

(21) Includes 4,416,837 shares of ICN common stock which directors and executive officers have the right to acquire within 60 days upon the exercise of stock options.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1996, the Company made a short-term loan to the Chairman and CEO in the amount of $3,500,000 for obligations arising from the settlement of a litigation to which the Chairman and CEO and the Company were parties. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of demand debt of the Chairman with a third party bank, which is renewable by the Chairman annually until repaid. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman's debt, which will remain in place until such time as the Chairman repays his obligation to the bank. This deposit is recorded as a long-term asset on the Company's consolidated balance sheet. The Company is not aware of the time frame in which the Chairman expects to repay this obligation. Interest paid by the Company on behalf of the Chairman was charged to the Chairman as compensation expense and amounted to $160,916, $163,166 and $181,901 for the three years ended December 31, 2000, 1999 and 1998, respectively. The Company recognized interest income on the deposit of $124,330, $126,097 and $134,151 for the three years ended December 31, 2000, 1999 and 1998, respectively. The Chairman has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

     In January  2001,  the Company  made a  non-recourse  loan to Mr. Adam
Jerney, Chief Operating Officer and President of the Company, of $1,197,864.38 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options (the "Stock Option Program"). The loan is secured by 148,537 shares of the Company's Common Stock. In April 2001, the Company made a non-recourse loan to Mr. Milan Panic, Chairman of the Board and Chief Executive Officer of the Company, of $2,734,387.19 as part of the Stock Option Program. The loan is secured by 286,879 shares of the Company's Common Stock. These loans bear interest at a rate of 5.61% per annum, compounded annually, and interest is repaid at the time of principal repayment.

     Dr. Roberts A. Smith, a director of the Company, received $30,000 in 2000 from the Company for consulting services rendered. Dr. Roger
Guillemin, a director of the Company, received $39,375 in 2000 from the Company for consulting services rendered. Oppenheimer, Wolff & Donnelly LLP, a law firm with which Senator Bayh is affiliated, received legal fees from the Company of approximately $66,500 in 2000.


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

     3. Exhibits

EXHIBIT NUMBER                                                DESCRIPTION

     3.1 Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
     3.3 Amended and Restated By-Laws of the Registrant filed herewith.
     3.4 Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company's Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
     4.1 Agreement between ICN Pharmaceuticals, Inc. and Relational Investors LLC, dated October 19, 2000.
     4.2 Agreement between Special Situations Partners, Inc. and ICN Pharmaceuticals, Inc., dated october 19, 2000.
     10.1 Indenture, dated as of August 14, 1997, by and among ICN and United States Trust Company of New York, relating to $275,000,000 9 1/4% Senior Notes due 2005, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference.*
     10.2 Indenture, dated as of August 20, 1998, by and among ICN and United States Trust Company of New York, relating to $200,000,000 8 3/4% Senior Notes due 2008, previously filed as Exhibit 4.2 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.*
     10.3 Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company's Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.
     10.4 Application for Registration, Foundation Agreement, Joint Venture -- ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.5 Charter of the Joint Stock Company -- ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.6+ Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended November 30, 1989, which is incorporated herein by reference.
     10.7 Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
     10.8+ Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999 filed herewith.
     10.9+ Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.
     10.10+ Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as
               Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.
     10.11+ Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals, Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated March 18, 1993 previously filed as Exhibit 10.4 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.
     10.12+ Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.14 Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, previously filed as Exhibit 10.14 for the Registrant's Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.
     10.15 Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.16 Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated December 31, 1998, previously filed as Exhibit
               10.16 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
     10.17 ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.56 to ICN Pharmaceuticals, Inc.'s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.18 ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
     10.19 ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
     10.20 ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
     10.21 Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to ICN Pharmaceuticals, Inc.'s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
     10.22 Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.
     10.24 Form of Asset Purchase Agreement by and between Hoffman-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
     10.25 Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.2 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
     10.26 Form of Asset Purchase Agreement by and between Syntex (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a Delaware corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.3 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
     10.27 Agreement for the Sale and Purchase of a Portfolio of Pharmaceutical, OTC and Consumer Healthcare Products between SmithKline Beecham plc and ICN Pharmaceuticals, Inc., previously filed as Exhibit 10.22 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.
     10.28 Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann-LaRoche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.
     10.31 ICN Pharmaceuticals, Inc. Executive Long Term Incentive Plan, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference.
     10.32 Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.
     10.33 Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998 filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.
     10.34 Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and Ribapharm Inc. dated as of November 14, 2000 filed herewith. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.
     10.35+ Amendment to the Employment Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated April 14, 2000, filed herewith.
     10.36 Agreement between ICN Pharmaceuticals, Inc. and Johnson Yiu-Nam Lau, dated February 24, 2000, filed herewith.
     10.37+ Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated July 14, 2000, filed herewith.
     10.38+ Agreement between ICN Pharmaceuticals, Inc. and Harry Roosje, dated September 15, 2000, filed herewith.
     10.39+ Agreement between ICN Pharmaceuticals, Inc. and Clifford Saffron, dated January 18, 2001, filed herewith.
     21.       Subsidiaries of the Registrant.
     23. Consent of PricewaterhouseCoopers LLP, independent accountants.

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

                                ICN PHARMACEUTICALS, INC.

Date: April 30, 2001
                                By /s/ David C. Watt
                                  --------------------------------
                                  David C. Watt
                                  Executive Vice President,
                                  General Counsel and Corporate
                                  Secretary

                               EXHIBIT INDEX

     4.1       Agreement between ICN Pharmaceuticals, Inc. and Relational
               Investors LLC.
     4.2 Agreement between Special Situations Partners, Inc. and ICN Pharmaceuticals, Inc.