Form 10-Q
period 2001-03-31
ICN PHARMACEUTICALS INC
filed 2001-05-15
CIK 930184

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

                  For the quarterly period ended March 31, 2001
                                 --------------

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 1-11397


                            ICN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                            33-0628076
-------------------------                            -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                               3300 Hyland Avenue
                          Costa Mesa, California 92626
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 545-0100
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
        ------     -------

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 10, 2001 was 80,897,984.

-------------------------------------------------------------------------------

                             ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                                        Page
                                                                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets - March 31, 2001 and December 31, 2000                                           3

     Consolidated Condensed Statements of Income - Three months ended March 31, 2001 and 2000                               4

     Consolidated Condensed Statements of Comprehensive Income -
        Three months ended March 31, 2001 and 2000                                                                          5

     Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2001 and 2000                           6

     Management's Statement Regarding Unaudited Financial Statements                                                        7

     Notes to Consolidated Condensed Financial Statements                                                                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                             14

Item 3. Quantatative and Qualitative Disclosures About Market Risk                                                         19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                 21

Item 4.  Exhibits and Reports on Form 8-K                                                                                  21



SIGNATURES                                                                                                                 22



                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                (unaudited, in thousands, except per share data)


                                                                              March 31,        December 31,
                                                                                2001               2000
                                                                          --------------      --------------

                                         ASSETS
Current Assets:
Cash and cash equivalents                                                 $      168,939      $      155,205
Restricted cash                                                                      275                 380
Accounts receivable, net                                                         194,322             225,639
Inventories, net                                                                 159,650             170,263
Prepaid expenses and other current assets                                         15,793              13,929
                                                                          --------------      --------------
 Total current assets                                                            538,979             565,416

Property, plant and equipment, net                                               379,119             367,229
Deferred income taxes, net                                                        74,727              75,037
Other assets                                                                      38,175              32,300
Goodwill and intangibles, net                                                    436,100             437,090
                                                                          --------------      --------------
                                                                          $    1,467,100      $    1,477,072
                                                                          ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables                                                            $       45,126      $       61,741
Accrued liabilities                                                               99,558              91,447
Notes payable and current portion of long-term debt                                  824                 907
Income taxes payable                                                               8,166               4,682
                                                                          --------------      --------------
       Total current liabilities                                                 153,674             158,777

Long-term debt, less current portion                                             510,643             510,781
Deferred income and other liabilities                                             35,144              40,988
Minority interest                                                                  9,589               9,332

Commitments and contingencies

Stockholders' Equity:
Common stock, $.01 par value; 200,000 shares authorized; 80,532 (March 31, 2001)
       and 80,197 (December 31, 2000) shares outstanding (after deducting shares
       in treasury of 814 and 814, respectively)                                     805                 802
Additional capital                                                               974,687             973,157
Accumulated deficit                                                             (120,857)           (130,087)
Accumulated other comprehensive loss                                             (96,585)            (86,678)
                                                                          --------------      --------------
       Total stockholders' equity                                                758,050             757,194
                                                                          --------------      --------------
                                                                          $    1,467,100      $    1,477,072
                                                                          ==============      ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the three months ended March 31, 2001 and 2000
                (unaudited, in thousands, except per share data)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2001               2000
                                                                        ----------------      --------------
Revenues:
Product sales                                                           $        171,419      $      159,340
Royalties                                                                         27,550              33,000
                                                                        ----------------      --------------
     Total revenues                                                              198,969             192,340
                                                                        ----------------      --------------

Costs and expenses:
Cost of product sales                                                             69,774              60,766
Selling, general and administrative expenses                                      73,419              67,435
Research and development costs                                                     6,372               4,001
Amortization of goodwill and intangibles                                           8,206               7,573
                                                                        ----------------      --------------

     Total expenses                                                              157,771             139,775
                                                                        ----------------      --------------

     Income from operations                                                       41,198              52,565

Translation and exchange losses, net                                                 400               1,591
Interest income                                                                   (2,240)             (2,695)
Interest expense                                                                  13,017              15,221
                                                                        ----------------      --------------

     Income before provision for income taxes
       and minority interest                                                      30,021              38,448

Provision for income taxes                                                         9,263              11,111
Minority interest                                                                   (264)                (62)
                                                                        ----------------      --------------

     Net income                                                         $         21,022      $       27,399
                                                                        ================      ==============


Basic earnings per share                                                $           0.26      $         0.35
                                                                        ================       =============

Shares used in per share computation                                              80,392              78,975
                                                                        ================      ==============

Diluted earnings per share                                              $           0.26      $         0.34
                                                                        ================      ==============

Shares used in per share computation                                              82,304              81,622
                                                                        ================      ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 2001 and 2000
                            (unaudited, in thousands)


                                                                                 Three Months Ended
                                                                                      March 31,

                                                                               2001                2000
                                                                        ----------------      --------------


Net income                                                              $         21,022      $       27,399

Other comprehensive income:
   Foreign currency translation adjustments                                       (9,907)             (6,358)
                                                                        ----------------      --------------
Comprehensive income                                                    $         11,115      $       21,041
                                                                        ================      ==============



The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                            (unaudited, in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2001               2000
                                                                        ----------------     ---------------
Cash flows from operating activities:
Net income                                                              $         21,022     $        27,399
Adjustments to reconcile net income to net
  cash provided by operating activities:
         Depreciation and amortization                                            18,064              15,885
         Provision for losses on accounts receivable                                 152                 584
         Provision for inventory obsolescence                                        474               1,449
         Translation and exchange losses, net                                        400               1,591
         Loss on sale of assets                                                      177                 169
         Other non-cash losses                                                       583                 583
         Deferred income taxes                                                       644                (775)
         Minority interest                                                          (264)                (62)
Change in assets and liabilities, net of effects of acquisitions:
         Accounts and notes receivable                                            32,162               6,931
         Inventories                                                               8,204              (6,189)
         Prepaid expenses and other assets                                       (11,670)             (4,039)
         Trade payables and accrued liabilities                                  (13,915)                784
         Income taxes payable                                                      3,647               7,095
         Other liabilities                                                        (4,793)              1,576
                                                                        ----------------     ---------------
              Net cash provided by operating activities                           54,887              52,981
                                                                        ----------------     ---------------

Cash flows from investing activities:
Capital expenditures                                                             (21,810)            (5,881)
Proceeds from sale of assets                                                         315                 37
Decrease in restricted cash                                                          105                 71
Acquisition of license rights, product lines and businesses                      (14,445)            (4,712)
                                                                        ----------------     --------------
              Net cash used in investing activities                              (35,835)           (10,485)
                                                                        ----------------     --------------

Cash flows from financing activities:
Proceeds from issuance of long-term debt                                             160                 --
Proceeds from issuance of notes payable                                               22              2,729
Payments on long-term debt                                                          (696)               (79)
Payments on notes payable                                                             --             (2,789)
Proceeds from exercise of stock options                                            1,284                929
Dividends paid                                                                    (5,801)            (5,580)
                                                                        ----------------     --------------
Net cash used in financing activities                                             (5,031)            (4,790)
                                                                        ----------------     --------------

Effect of exchange rate changes on cash and cash equivalents                        (287)               (45)
                                                                        ----------------     --------------
Net increase in cash and cash equivalents                                         13,734             37,661
Cash and cash equivalents at beginning of period                                 155,205            177,577
                                                                        ----------------     --------------
Cash and cash equivalents at end of period                              $        168,939     $      215,238
                                                                        ================     ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

          MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2000.

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


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

Effective November 26, 1998, the Company's equity ownership of ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavia Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have limited access to the premises and representation as to the management of ICN Yugoslavia. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, estimated to be zero. The Company accounts for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any income or losses from ICN Yugoslavia in the quarters ended March 31, 2000 and 2001.

Comprehensive Income: The balance of accumulated other comprehensive loss at March 31, 2001 and December 31, 2000 consists of accumulated foreign currency translation adjustments. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

Per Share Information: In January 2001, the Company's Board of Directors declared a fourth quarter 2000 cash dividend of $0.0725 per share, which was paid in January 2001. In February 2001, the Company's Board of Directors declared a first quarter cash dividend of $.075 per share, payable on April 25, 2001, to stockholders of record on April 11, 2001.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

2. Acquisitions

On January 1, 2001, the Company acquired certain assets from Medical Alliance, Inc., a provider of office based surgical services, for $14,445,000 in cash. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   2001              2000
                                                                                ---------        ----------
Income:
     Net income                                                                 $  21,022        $   27,399
                                                                                ---------        ----------
     Numerator for basic earnings per share--
       income available to common stockholders                                     21,022            27,399

     Effect of dilutive securities:
        Other dilutive securities                                                      (3)               (2)
                                                                                ---------        ----------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                                                $  21,019        $   27,397
                                                                                =========        ==========

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                                      $  80,392        $   78,975

     Effect of dilutive securities:
       Employee stock options                                                       1,891             2,386
       Other dilutive securities                                                       21               261
                                                                                ---------        ----------

     Dilutive potential common shares                                               1,912             2,647
                                                                                ---------        ----------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and
       assumed conversions                                                         82,304            81,622
                                                                                =========        ==========

Basic earnings per share                                                        $    0.26        $     0.35
                                                                                =========        ==========

Diluted earnings per share                                                      $    0.26        $     0.34
                                                                                =========        ==========

4.  Detail of Certain Accounts

                                                                             March 31,         December 31,
  (in thousands)                                                               2001                2000
                                                                        ----------------      --------------

Accounts receivable, net:
Trade accounts receivable                                               $        161,631      $      190,386
Royalties receivable                                                              32,615              39,741
Other receivables                                                                 14,584              15,372
                                                                        ----------------      --------------
                                                                                 208,830             245,499
Allowance for doubtful accounts                                                  (14,508)            (19,860)
                                                                        ----------------      --------------
                                                                        $        194,322      $      225,639
                                                                        ================      ==============

Inventories, net:
Raw materials and supplies                                              $         54,073      $       61,623
Work-in-process                                                                   23,592              22,701
Finished goods                                                                   100,382             103,932
                                                                        ----------------         -----------
                                                                                 178,047             188,256
Allowance for inventory obsolescence                                             (18,397)            (17,993)
                                                                        ----------------      --------------
                                                                        $        159,650      $      170,263
                                                                        ================      ==============

Property, plant and equipment, net:
Property, plant and equipment, at cost                                  $        486,902      $      471,386
Accumulated depreciation and amortization                                       (107,783)           (104,157)
                                                                        ----------------      --------------
                                                                        $        379,119      $      367,229
                                                                        ================      ==============

5. Related Party Transactions

     In January 2001, the Company made a loan to Mr. Adam Jerney, Chief Operating Officer and President of the Company, of $1,197,864 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options (the "Stock Option Program"). The loan is secured by 148,537 shares of the Company's Common Stock and is due in payments through January 2003. As of March 31, 2001, the loan is included in the accompanying consolidated condensed balance sheet as a reduction of stockholders' equity. In April 2001, the Company made a loan to Mr. Milan Panic, Chairman of the Board and Chief Executive Officer of the Company, of $2,731,519 as part of the Stock Option Program. The loan is secured by 286,879 shares of the Company's Common Stock and is due in April 2004. These loans bear interest at a rate of 5.61% per annum in the case of Mr. Jerney and 4.63% per annum in the case of Mr. Panic, compounded annually. Interest is payable annually. These loans are non-recourse with respect to principal and full recourse to the obligor with respect to interest.

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

     In connection with the Grand Jury investigation and SEC litigation, the Company recorded a reserve in the fourth quarter of 2000 of $9,250,000 to cover the potential combined settlement liability and all other related costs. There can, of course, be no assurance that the Grand Jury investigation will be settled by plea agreement or that the SEC litigation will be settled by mutual agreement or what the amount of any settlements may ultimately be. In the event that a settlement of either matter is not reached, the Company will vigorously defend any litigation.

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

7.  Business Segments

     The Company's six reportable pharmaceutical segments have been combined into two geographical groups: ICN Americas (comprised of the Company's pharmaceutical operations in North America and Latin America) and ICN International (comprised of the Company's pharmaceutical operations in Western Europe, Eastern Europe and Asia, Africa and Australia).

     Royalty revenues were previously included in the North America Pharmaceuticals segment in 2000. Due to the proposed restructuring plan, the Company now evaluates the performance of its North America Pharmaceuticals segment in a manner consistent with how the Company will be organized subsequent to the restructuring. All amounts for 2000 have been restated to conform with the current year presentation.


     The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 2001 and 2000 (in thousands):

Revenues                                                           2001           2000
--------                                                       ------------   -----------
Product sales
Pharmaceuticals
ICN Americas
  North America                                                $     42,283   $    29,801
  Latin America                                                      26,092        29,227
                                                               ------------   -----------
     Total ICN Americas                                              68,375        59,028
                                                               ------------   -----------
ICN International
  Western Europe                                                     52,533        46,757
  Russia                                                             24,399        26,570
  Asia, Africa and Australia                                         10,638        11,399
                                                               ------------   -----------
     Total ICN International                                         87,570        84,726
                                                               ------------   -----------
Total pharmaceuticals                                               155,945       143,754
Biomedicals                                                          15,474        15,586
                                                               ------------   -----------
Total product sales                                                 171,419       159,340
Royalties                                                            27,550        33,000
                                                               ------------   -----------
Consolidated revenues                                          $    198,969   $   192,340
                                                               ============   ===========

Operating Income (Loss)
----------------------
Pharmaceuticals
ICN Americas
  North America                                                $     18,310   $    14,519
  Latin America                                                       8,155         8,907
                                                               ------------   -----------
     Total ICN Americas                                              26,465        23,426
                                                               ------------   -----------
ICN International
  Western Europe                                                      4,322         6,255
  Russia                                                             (2,175)        1,525
  Asia, Africa and Australia                                          1,261         1,253
                                                               ------------   -----------
     Total ICN International                                          3,408         9,033
Biomedicals                                                           2,675         2,279
Royalties                                                            27,550        33,000
                                                               ------------   -----------
Consolidated segment operating income                                60,098        67,738

Corporate expenses                                                   18,900        15,173
Interest income                                                      (2,240)       (2,695)
Interest expense                                                     13,017        15,221
Translation and exchange losses, net                                    400         1,591
                                                               ------------   -----------
Income before income taxes and minority interest               $     30,021   $    38,448
                                                               ============   ===========

The following table sets forth the segment total assets of the Company as of March 31, 2001 and December 31, 2000 (in thousands):

                                                                                         Total Assets
                                                                                    2001                2000
                                                                             -----------------  ------------------
Pharmaceuticals
ICN Americas
  North America                                                              $         526,254  $          518,033
  Latin America                                                                        132,825             127,031
                                                                             -----------------  ------------------
    Total ICN Americas                                                                 659,079             645,064
                                                                             -----------------  ------------------
ICN International
  Western Europe                                                                       266,531             271,914
  Russia                                                                               163,054             169,032
  Asia, Africa and Australia                                                            69,041              82,206
                                                                             -----------------  ------------------
    Total ICN International                                                            498,626             523,152
                                                                             -----------------  ------------------
Total pharmaceuticals                                                                1,157,705           1,168,216
Biomedicals                                                                             58,506              61,938
Corporate                                                                              250,889             246,918
                                                                             -----------------  ------------------

Total                                                                        $       1,467,100  $        1,477,072
                                                                             =================  ==================



8. Supplemental Cash Flow Information

     Cash paid for income taxes for the three months ended March 31, 2001 and 2000 was $5,432,000 and $4,787,000, respectively. Cash paid for interest for the three months ended March 31, 2001 and 2000 was $9,038,000 and $13,020,000 respectively.

     Other non-cash losses for the three months ended March 31, 2001 and 2000, included $583,000 and $583,000, respectively, for compensation expense related to the vesting of restricted stock under the Company's long-term incentive plan.

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

    Revenues:                                                                    Three Months Ended
                                                                                      March 31,
    (in thousands)                                                             2001                2000
                                                                        ----------------      --------------


    Product sales
    Pharmaceuticals
    ICN Americas
      North America (1)                                                 $         42,283      $       29,801
      Latin America (principally Mexico)                                          26,092              29,227
                                                                        ----------------      --------------
        Total ICN Americas                                                        68,375              59,028
                                                                        ----------------      --------------
    ICN International
      Western Europe                                                              52,533              46,757
      Russia                                                                      24,399              26,570
      Asia, Africa, Australia                                                     10,638              11,399
                                                                        ----------------      --------------
        Total ICN International                                                   87,570              84,726
                                                                        ----------------      --------------
    Total pharmaceuticals                                                        155,945             143,754
    Biomedicals                                                                   15,474              15,586
                                                                        ----------------      --------------
    Total product sales                                                          171,419             159,340
    Royalty revenues (1)                                                          27,550              33,000
                                                                        ----------------      --------------
    Total revenues                                                      $        198,969      $      192,340
                                                                        ================      ==============

    Cost of product sales                                               $         69,774      $       60,766

    Gross profit margin on product sales                                            59%                 62%


(1)  Royalty   revenues   were   previously   included  in  the  North   America
Pharmaceuticals segment in 2000. All amounts for 2000 have been restated to conform with the current year presentation.

Royalty Revenues: Royalty revenues represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough Corporation ("Schering-Plough"). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy. Rebetron(TM) combines Rebetol(R) (ribavirin) capsules and Intron(R) A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in patients with compensated liver disease. In May 1999, the European Union's Commission for the European Communities (the "Commission") granted marketing authorization to Schering-Plough to market Rebetol(R) (ribavirin) capsules for use in combination with interferon alfa-2b injection (marketed as Intron(R) A in certain countries) for the treatment of both relapsed and previously untreated (naive) HCV patients. The Commission's approval resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering-Plough commenced marketing Rebetol(R) in Germany (May 1999), the United Kingdom (July
1999), in Italy (October 1999), France (May 2000) and Spain (May 2000). The Company anticipates that Schering-Plough will introduce Rebetol(R) in the other EU markets upon receiving pricing approvals, where necessary, from individual EU countries.

On March 28, 2001, Schering-Plough received notice that the Commission granted centralized marketing authorization to Peg-Intron(TM) (peginterferon alfa-2b) Injection and Rebetol(R) (ribavirin) Capsules as combination therapy for the treatment of both relapsed and naive adult patients with histologically proven chronic hepatitis C. Commission approval of the centralized Type II variations to the Marketing Authorization for Peg-Intron(TM) and Rebetol(R) resulted in unified labeling that was immediately valid in all 15 EU-Member States.

Royalty revenues for the three months ended March 31, 2001 were $27,550,000 compared to $33,000,000 for the same period of 2000, a decrease of $5,450,000 (17%). The decrease is reflective of a slowdown in sales of Rebetron(TM) by Schering-Plough as physicians await marketing authorization pending FDA review and clearance for the use of pegylated interferon with ribavirin.

Schering-Plough has informed the Company that they believe that royalties paid under the license agreement should not include royalties on drugs distributed as part of certain marketing programs. The Company has not been provided with appropriate information or documentation, and does not agree with such adjustment. Should Schering-Plough apply the proposed adjustment retroactively since the inception of the license agreement, the adjustment would be approximately $16,000,000. Further, if Schering-Plough were to apply the proposed adjustment to future royalty payments, royalties could be reduced in the same proportion as the proposed historical adjustment.

ICN Americas

In the North America Pharmaceuticals segment, revenues for the three months ended March 31, 2001 were $42,283,000, compared to $29,801,000 for the same period of 2000, an increase of $12,482,000 (42%). In 2001, revenues include sales of $8,284,000 attributable to the assets purchased from Medical Alliance in January 2001. Additionally, sales of Efudex(R) in the first quarter of 2001 were higher by approximately $4,000,000 than in the same period in 2000.

In the Latin America Pharmaceuticals segment, revenues for the three months ended March 31, 2001 were $26,092,000, compared to $29,227,000 for the same period of 2000. The decrease of $3,135,000 (11%), is primarily due to a decrease in sales volume in Mexico related to reduced inventory levels at distributors.

ICN International

In the Western Europe Pharmaceuticals segment, revenue for the three months ended March 31, 2001 were $52,533,000 compared to $46,757,000 for the same period of 2000. The increase of $5,776,000 or (12%), includes revenues of $3,334,000 attributable to the Swiss pharmaceutical company Solco which was acquired in July 2000 and an increase in sales in Poland of $2,374,000.

In the Russia Pharmaceuticals segment, revenues for the three months ended March 31, 2001 were $24,399,000, compared to $26,570,000 for the same period of 2000.
The decrease of $2,171,000 (8%) is attributable to lower sales volume in 2001, partially offset by revenues attributable to the Solco acquisition of $1,400,000 included in the three months ended March 31, 2001.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended March 31, 2001 decreased $761,000 compared to the same period in 2000, primarily reflecting the discontinuance of certain low margin product sales and the pharmaceutical industry mandated withdrawal from the market of Eskornade, a cough and cold product, which contains the active ingredient PPA (phenyl-propanolamin).

Gross Profit: Gross profit margin on product sales decreased to 59% for the three months ended March 31, 2001, compared to 62% for 2000. The decrease in gross profit margin is primarily due to decreased margins in the Western Europe and Russia Pharmaceuticals segments. Gross profit margins in the Western Europe Pharmaceuticals segment were 46% in 2001 compared to 52% for the first quarter in 2000, which resulted from higher toll manufacturing costs. The overall gross margins for the Company's Russian Pharmaceuticals segment were 34% for 2001, compared to 40% for the 2000 first quarter, which resulted from a decrease in sales volume of higher margin products.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $73,419,000 for the three months ended March 31, 2001, compared to $67,435,000 for the same period in 2000, an increase of $5,984,000. The increase reflects additional selling expenses of $5,700,000 related to acquisitions and $2,100,000 of expenses related to employee reductions in Hungary and Poland partially offset by a $2,313,000 decrease in compensation expense.

Research and Development: Research and development expenses for the 2001 first quarter were $6,372,000, compared to $4,001,000 for the same period in 2000. The increase resulted from the Company's continued expansion of research and development activities. The Company continues to expect to increase its research and development spending in 2001.

Translation and Exchange Losses, Net: Translation and exchange losses, net were $400,000 for the three months ended March 31, 2001 compared to $1,591,000 for the same period in 2000. In the first quarter of 2001, translation losses consisted of losses related to the net monetary asset position of the Company's Russian subsidiaries. In the first quarter of 2000, translation losses principally consisted of losses of $2,355,000 related to transaction losses and the net monetary asset position of the Company's Russian subsidiaries partially offset by transaction gains in North America.

Interest Income and Expense: Interest expense during the three months ended March 31, 2001 decreased $2,204,000 compared to the same period in 2000. The decrease was the result of the repurchase of approximately $97,000,000 of Senior Notes during the fourth quarter of 2000. Interest income decreased to $2,240,000 in 2001 from $2,695,000 in 2000, due to the decrease in cash and lower yields on investments.

Income Taxes: The Company's effective income tax rate was 31% for 2001 compared to 29% for 2000. The Company operates in many regions where the tax rate is lower than the U.S. Federal statutory rate or where it benefits from tax relief. The increase in the Company's provision for income taxes for the three months ended March 31, 2001 over the same period of 2000 reflects higher taxable income in the United States, where tax rates are relatively higher or no such tax relief is available.

Liquidity and Capital Resources

     During the three months ended March 31, 2001, cash provided by operating activities totaled $54,887,000, compared to $52,981,000 in 2000. Operating cash flows reflect the Company's net income of $21,022,000, net non-cash charges (including depreciation, minority interest, and translation and exchange gains and losses) of $20,230,000, and working capital decreases totaling approximately $13,635,000. The working capital decrease principally consists of a decrease of $32,162,000 in accounts receivable and a decrease of $8,204,000 in inventories offset by a decrease of $13,915,000 in trade payables and accrued liabilities and an increase of $11,670,000 in prepaid expenses and other assets.

     Cash used in investing activities was $35,835,000 for the three months ended March 31, 2001 compared to $10,485,000 for the same period of 2000. In 2001, net cash used in investing activities consisted of an acquisition totaling $14,445,000 and payments for capital expenditures of $21,810,000, principally representing an increase in the investment in research and development in North America and distribution facilities in Western Europe. In 2000, the Company made capital expenditures of $5,881,000, principally representing production equipment in Western Europe and replacement assets in other regions. In addition, the Company made various product acquisitions in 2000 amounting to $4,712,000.

     Cash used in financing activities totaled $5,031,000 for the three months ended March 31, 2001, including cash dividends paid on common stock of $5,801,000, offset by proceeds from the exercise of employee stock options of $1,284,000. During the first quarter of 2000, cash provided by financing activities totaled $4,790,000, including cash dividends paid on common stock of $5,580,000, offset by proceeds from the exercise of employee stock options of $929,000.

     The current economic condition in Russia continues to impact the Company's operating cash flows in Russia, as some of the Company's Russian customers continue to experience liquidity shortages. The Company may need to invest additional working capital in Russia to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require funds through the year 2001. However, there is no assurance that any such acquisitions will be consummated.

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

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of March 31, 2001, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company's liquidity and financial performance.

     In 2000, the Company publicly announced a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company's royalty stream from ribavirin and the Company's U.S. research & development operations), ICN International AG (comprised of the Company's operations in Western Europe, Eastern Europe and Asia, Africa and Australia) and ICN Americas (comprised of the Company's operations in North America, Latin America and Biomedicals). The Company can give no assurance as to whether or when the restructuring will take place. The Company believes that sale of ICN International would not require the consent of noteholders but that the sale of Ribapharm Inc. would require the consent of noteholders.

     The Company has filed a registration statement with the Securities and Exchange Commission to sell a minority interest in Ribapharm in an underwritten public offering. The Company intends to distribute the remaining interest in Ribapharm to the Company's stockholders on a tax-free basis as soon as possible after the completion of the Ribapharm public offering. The distribution will be subject to a ruling from the U.S. Internal Revenue Service, compliance with all other legal and regulatory provisions, and the required approval by holders of the Company's outstanding debt. Subject to market conditions, the Company is planning to complete the Ribapharm offering as soon as possible.

     The Company intends to sell up to 40% interest in ICN International in an offering. The Company intends to apply for listing of the shares of ICN International on the Budapest Stock Exchange and global depositary receipts on the London Stock Exchange. Subject to market conditions and regulatory approvals the Company expects to complete the offering of ICN International as soon as possible.

     In addition to continuing the Company's operations in North America, Latin America and Biomedicals, ICN Americas will hold the remaining interests in ICN International and Ribapharm until these interests are disposed of by ICN Americas, as discussed above.

Foreign Operations

     Approximately 63% and 65% of the Company's revenues for the three months ended March 31, 2001 and 2000, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

Russia

     While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 to $1 to a rate of 27.5 rubles to $1 by the end of 1999. To date, the ruble continues to fluctuate, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     At March 31, 2001, the ruble exchange rate was 28.8 rubles to $1 as compared with a rate of 28.2 rubles to $1 at December 31, 2000. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $402,000 related to its Russian operations during the first quarter of 2001. As of March 31, 2001, ICN Russia had a net monetary asset position of approximately $11,508,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to reduce its net monetary exposure. However, there can be no assurance that such efforts will be successful.

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

Euro Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union introduced the "Euro". The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of January 1, 1999. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

     The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies for the remainder of 2001. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a negative impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

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

     Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At March 31, 2001, the Company had $10,297,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes due 2008 and its 9-1/4% Senior Notes due 2005) totaling approximately $503,000,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's 2001 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments (principally its 8-3/4% and 9-1/4% Senior Notes) by approximately $21,800,000 as of March 31, 2001.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         15.1     Review Report of Independent Accountants

         15.2     Awareness Letter of Independent Accountants



(b)      Reports on Form 8-K

         During the quarter ended March 31, 2001, the following reports on Form 8-K were filed by the Registrant:

         1. Current report on Form 8-K dated March 8, 2001 (the date of the earliest event reported), filed on March 20, 2001, for the purpose of reporting , under Item 7, the Registrant's restructuring plans.

         2. Current report on Form 8-K dated March 22, 2001 (the date of the earliest event reported), filed on March 22, 2001, for the purpose of reporting, under Item 7, the filing of initial offering circulars in London and Budapest.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ICN PHARMACEUTICALS, INC.
                                   Registrant


Date: May 15, 2001                                    /s/   Milan Panic
                                                      --------------------------------------------------------
                                                      Milan Panic
                                                      Chairman of the Board and Chief Executive Officer



Date: May 15, 2001                                    /s/  Richard A. Meier
                                                      --------------------------------------------------------
                                                      Richard A. Meier
                                                      Executive Vice President and Chief Financial Officer


                                  EXHIBIT INDEX



Exhibit                                                                 Page No
                                                                        -------

   15.1       Review Report of Independent Accountants                       24

   15.2       Awareness Letter of Independent Accountants                    25

 Exhibit 15.1


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of ICN Pharmaceuticals, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and its subsidiaries as of March 31, 2001 and the related consolidated condensed statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001, except for Note 12, as to which the date is March 15, 2001, which included an emphasis of matter paragraph related to the Company's change in method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, as more fully described in Notes 2 and 14 to those consolidated statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Orange County, California
May 3, 2001

Exhibit 15.2


                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS





May 11, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

     We are aware that our report dated May 3, 2001, on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company") as of and for the period ended March 31, 2001 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971 and 333-81383) and Form S-3 (File No. 333-10661).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California