Form 10-K/A
period 2000-12-31
ICN PHARMACEUTICALS INC
filed 2001-06-29
CIK 930184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 3)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                                PART I
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................    1
7A.  Quantitative and Qualitative Disclosures About Market
     Risk........................................................   11
8.   Financial Statements and Supplementary Data.................   14

                                PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.........................................................   42

                                EXPLANATORY NOTE

     This Amendment No. 3 on Form 10-K/A to the Annual Report on Form 10-K of ICN Pharmaceuticals, Inc. filed on April 2, 2001 amends Item 7, Item 8 and Item 14 for the purpose of among other things amending certain disclosures in response to comments received from the Securities and Exchange Commission.

     The amendment to Item 7 restates in its entirety the third paragraph under "Year Ended December 31, 2000 Compared to 1999" and restates in its entirety the eighth and ninth paragraph and adds the tenth paragraph under "Liquidity and Capital Resources." The amendment to Item 8 restates in its entirety the third to last paragraph of Note 6 and the third and fourth paragraphs of Note 12. Item 14 was amended to amend the description of Exhibits 10.8, 10.32 through 10.39 and Exhibit 21. In addition, the text of Exhibit 23 was revised. Other than these amendments, Items 7, 8 and 14 remain in the same form as initially filed.

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

     Schering-Plough has informed the Company that it believes royalties for the fourth quarter should not include royalties of approximately $1,800,000 on products distributed as part of an indigent patient marketing program. It also informed the Company that amounts that had previously been paid under this program, which they estimate to be approximately $11,900,000, should be returned to Schering-Plough. In raising the dispute, Schering-Plough has not clearly articulated a contractual basis for the nonpayment of royalties. Rather it has based its arguments on primarily moral or humanitarian grounds, essentially equitable arguments, indicating that they believe they should not have an obligation to pay royalties on product given to indigent patients. The Company has not been provided with appropriate information or documentation, and does not agree with such adjustment as the Agreement articulates those programs for which royalties would not be due. Should Schering-Plough successfully apply this adjustment retroactively, it could have an impact on the Company's results of operations. Further, if Schering-Plough were to apply the proposed adjustment to future royalty payments, royalties could be reduced in approximately the same proportion as the proposed historical adjustment.

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

     Royalty revenues for 1998 also include a one-time payment of $16,500,000 which the Company received from Schering-Plough for the settlement of past royalties due on physician initiated clinical trials and free product distributed by Shering-Plough ($8,467,000), as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union ($3,033,000) and a forgiveness of a $5,000,000 obligation to Schering-Plough. In addition, the Company forfeited the right to co-market oral forms of ribavirin for the treatment of HCV in the European Union in exchange for an increase in worldwide royalty rates.

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

     The Company has filed a registration statement with the Securities and Exchange Commission to sell no more than 20% of ICN's interest in Ribapharm Inc., a wholly owned subsidiary of the Company ("Ribapharm"), in an underwritten public offering. The Company intends to distribute the remaining interest in Ribapharm to the Company's stockholders on a tax-free basis as soon as possible after the completion of the Ribapharm public offering. The distribution will be subject to a ruling from the U.S. Internal Revenue Service (the "IRS"), compliance with all other legal and regulatory provisions, and the required approval by holders of the Company's outstanding debt. Upon completion of the initial public offering of Ribapharm, the Company will within sixty days seek a ruling from the IRS. One reason that Ribapharm may not undertake an initial public offering is if the Company has sufficient funds from other sources to refinance all of the Company's debt. The approximate proceeds to the Company from a Ribapharm public offering have not yet been determined. The Company expects to use any proceeds from a Ribapharm public offering to repurchase the Notes. Subject to market conditions, the Company is planning to complete the Ribapharm offering in 2001.

     The Company intends to sell up to a 40% interest in ICN International AG ("ICN International") in an offering. The approximate proceeds to the Company from an ICN International offering have not yet been determined. The bulk of the shares are intended to be offered by ICN International, which will receive the net proceeds from such shares, however the Company may also offer a portion of the ICN International shares and in that event would receive a proportionate amount of the net proceeds. The net proceeds received by ICN International are intended to be used for acquisitions, sales and marketing, research and development, manufacturing facility improvements, and general corporate purposes. The net proceeds, if any, received by the Company are intended to be used to repay, in part, the Company's existing indebtedness. The Company intends to apply for listing of the shares of ICN International on the Budapest Stock Exchange and global depositary receipts on the London Stock Exchange. The Company filed draft offering circulars with regulatory authorities in both London and Budapest in March 2001. Subject to market conditions and regulatory approvals the Company expects to complete the offering of ICN International in the third quarter of 2001.

     The Company had revenue of $800,304,000, net income of $90,180,000 and operating cash flows of $181,684,000 for the year ended December 31, 2000. Of these amounts, Ribapharm contributed revenue of $154,818,000, net income $81,983,000 and operating cash flows of $83,549,000 and ICN International contributed revenue of $338,757,000, net loss of $952,000 and operating cash flow of $26,172,000 for the year ended December 31, 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 2000

                                                              PAGE
                                                              ----
Report of independent accountants...........................   15
Financial statements:
  Consolidated balance sheets at December 31, 2000 and
     1999...................................................   16
  For the years ended December 31, 2000, 1999 and 1998:
     Consolidated statements of income......................   17
     Consolidated statements of stockholders' equity........   18
     Consolidated statements of cash flows..................   19
  Notes to consolidated financial statements................   20

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

     In 2000 and 1999, the provision for income taxes includes deferred tax benefits of $16,284,000 and $25,286,000, respectively, resulting from the recognition of certain deferred tax assets through the reduction of the valuation allowance, primarily related to the capital loss carryforward. The Company has announced its intention to reorganize into three separately held public companies which management expects will result in a net capital gain allowing utilization of the capital loss carryforward. In addition to the reorganization, management is pursuing other tax planning strategies designed to facilitate the use of its capital loss carryforwards prior to their expiration.

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
RANGE OF EXERCISE PRICES   OF SHARES    PRICE     OF SHARES    PRICE     LIFE (YEARS)
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

     On March 15, 2001, the Company was notified by the Office that a decision had been made to decline prosecution of all of the individual targets and subjects of the Grand Jury investigation. At the same time, the Company was also notified that the United States Attorney had authorized the Office to seek an indictment of the Company based upon alleged false and misleading misrepresentations concerning the 1994 hepatitis C monotherapy NDA. The Company and the Office are engaged in discussions in an effort to determine whether the matter can be settled by plea bargain, which could include a plea by the Company to one felony count.

     In connection with the Grand Jury investigation and SEC litigation, the Company has recorded a reserve in the fourth quarter of 2000 of $9,250,000 to cover the potential combined settlement liability and all other related costs. The Company's estimate of the fourth quarter reserve was based upon the nature and amounts noted during settlement discussions with the SEC and the Office. The Company believes that additional loss in settling these matters, based upon discussions to date, is not reasonably possible. There can, of course, be no assurance that the Grand Jury investigation will be settled by plea agreement or that the SEC litigation will be settled by mutual agreement or what the amount of any settlement may ultimately be. In the event that a settlement of either matter is not reached, the Company will vigorously defend any litigation.

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

     Schering-Plough has informed the Company that it believes royalties for the fourth quarter should not include royalties of approximately $1,800,000 on products distributed as part of an indigent patient marketing program. It also informed the Company that amounts that had previously been paid under this program, which they estimate to be approximately $11,900,000, should be returned to Schering-Plough. In raising the dispute, Schering-Plough has not clearly articulated a contractual basis for the nonpayment of royalties. Rather it has based its arguments on primarily moral or humanitarian grounds, essentially equitable arguments, indicating that they believe they should not have an obligation to pay royalties on product given to indigent patients. The Company has not been provided with appropriate information or documentation, and does not agree with such adjustment as the Agreement articulates those programs for which royalties would not be due. Should Schering-Plough successfully apply this adjustment retroactively, it could have an impact on the Company's results of operations. Further, if Schering-Plough were to apply the proposed adjustment to future royalty payments, royalties could be reduced in approximately the same proportion as the proposed historical adjustment.

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

EXHIBIT
NUMBER                            DESCRIPTION
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

 10.8+ Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999, filed as Exhibit 10.8 to ICN
          Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 2000, which is incorporated herein by reference.

 10.9+    Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc.
          and Adam Jerney, dated March 18, 1993 previously filed as Exhibit
          10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual
          Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.

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

EXHIBIT
NUMBER                            DESCRIPTION
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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 10.31 ICN Pharmaceuticals, Inc. Executive Long Term Incentive Plan, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s
          Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference.

 10.32    Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd., filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
          Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities
          Act of 1933, as amended.

 10.33    Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998 filed as Exhibit 10.33 to ICN Pharmaceuticals, Inc.'s Annual Report on
          Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule
          406 under the Securities Act of 1933, as amended.

 10.34    Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and
          Ribapharm Inc. dated as of November 14, 2000 filed as Exhibit 10.34 to
          ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
          Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities
          Act of 1933, as amended.

 10.35+   Amendment to the Employment Agreement between ICN Pharmaceuticals,
          Inc. and Richard A. Meier dated April 14, 2000, filed as Exhibit 10.35 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

 10.36+ Agreement between ICN Pharmaceuticals, Inc. and Johnson Yiu-Nam Lau, dated February 24, 2000, filed as Exhibit 10.36 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          2000, which is incorporated herein by reference.

 10.37+   Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated
          July 14, 2000, filed as Exhibit 10.37 to ICN Pharmaceuticals, Inc.'s
          Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

 10.38+   Agreement between ICN Pharmaceuticals, Inc. and Harry Roosje, dated
          September 15, 2000, filed as Exhibit 10.38 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          2000, which is incorporated herein by reference.

 10.39+ Agreement between ICN Pharmaceuticals, Inc. and Clifford Saffron, dated January 18, 2001, filed as Exhibit 10.39 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          2000, which is incorporated herein by reference.

 21.      Subsidiaries of the Registrant filed as Exhibit 21 to ICN
          Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 2000, which is incorporated herein by reference.

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

                                          ICN PHARMACEUTICALS, INC.

Date: June 29, 2001
                                          By         /s/ MILAN PANIC
                                            ------------------------------------
                                                        Milan Panic,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                 EXHIBIT INDEX

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

10.8+ Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999, filed as Exhibit 10.8 to ICN
          Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 2000, which is incorporated herein by reference.

10.9+     Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc.
          and Adam Jerney, dated March 18, 1993 previously filed as Exhibit
          10.49 to SPI Pharmaceuticals, Inc.'s Amendment No. 2 to the Annual
          Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.

10.10+    Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John
          Giordani, dated March 18, 1993 previously filed as Exhibit 10.3 to
          Registration Statement No. 33-84534 on Form S-4 dated September 28,
          1994, which is incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
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

10.32     Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd., filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
          Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities
          Act of 1933, as amended.

10.33     Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998 filed as Exhibit 10.33 to ICN Pharmaceuticals, Inc.'s Annual Report on
          Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule
          406 under the Securities Act of 1933, as amended.

10.34     Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and
          Ribapharm Inc. dated as of November 14, 2000 filed as Exhibit 10.34 to
          ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
          Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities
          Act of 1933, as amended.

10.35+    Amendment to the Employment Agreement between ICN Pharmaceuticals,
          Inc. and Richard A. Meier dated April 14, 2000, filed as Exhibit 10.35 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

10.36+ Agreement between ICN Pharmaceuticals, Inc. and Johnson Yiu-Nam Lau, dated February 24, 2000, filed as Exhibit 10.36 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          2000, which is incorporated herein by reference.

10.37+    Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated
          July 14, 2000, filed as Exhibit 10.37 to ICN Pharmaceuticals, Inc.'s
          Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

10.38+    Agreement between ICN Pharmaceuticals, Inc. and Harry Roosje, dated
          September 15, 2000, filed as Exhibit 10.38 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          2000, which is incorporated herein by reference.

10.39+ Agreement between ICN Pharmaceuticals, Inc. and Clifford Saffron, dated January 18, 2001, filed as Exhibit 10.39 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended December 31,
          2000, which is incorporated herein by reference.

21.       Subsidiaries of the Registrant filed as Exhibit 21 to ICN
          Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 2000, which is incorporated herein by reference.

23.       Consent of PricewaterhouseCoopers LLP, independent accountants.