Form 10-Q
period 2001-06-30
ICN PHARMACEUTICALS INC
filed 2001-08-14
CIK 930184

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                  -------------

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

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of August 6, 2001 was 81,458,686.
--------------------------------------------------------------------------------

                                       15
                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                                             Page
                                                                                                                            Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets - June 30, 2001 and December 31, 2000                                                3

     Consolidated Condensed Statements of Income - Three months and six months ended June 30, 2001 and 2000                     4

     Consolidated Condensed Statements of Comprehensive Income -
         Three months and six months ended June 30, 2001 and 2000                                                               5

     Consolidated Condensed Statements of Cash Flows - Six months ended June 30, 2001 and 2000                                  6

     Management's Statement Regarding Unaudited Financial Statements                                                            7

     Notes to Consolidated Condensed Financial Statements                                                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                 15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                     25

Item 4.  Submission of Matters to a Vote of Security Holders                                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                                                                      25



SIGNATURES                                                                                                                     26



                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                (unaudited, in thousands, except per share data)

                                                                              June 30,         December 31,
                                                                                2001               2000
                                                                          --------------      --------------

                                         ASSETS
Current Assets:
Cash and cash equivalents                                                 $      165,899      $      155,205
Restricted cash                                                                    1,975                 380
Accounts receivable, net                                                         207,879             225,639
Inventories, net                                                                 159,915             170,263
Prepaid expenses and other current assets                                         18,405              13,929
                                                                          --------------      --------------
 Total current assets                                                            554,073             565,416

Property, plant and equipment, net                                               389,562             367,229
Deferred income taxes, net                                                        74,837              75,037
Other assets                                                                      42,087              32,300
Goodwill and intangibles, net                                                    430,666             437,090
                                                                          --------------      --------------
                                                                          $    1,491,225      $    1,477,072
                                                                          ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables                                                            $       44,701      $       61,741
Accrued liabilities                                                               96,065              91,447
Notes payable and current portion of long-term debt                                  845                 907
Income taxes payable                                                              14,573               4,682
                                                                          --------------      --------------
       Total current liabilities                                                 156,184             158,777

Long-term debt, less current portion                                             505,517             510,781
Deferred income and other liabilities                                             34,247              40,988
Minority interest                                                                  9,640               9,332

Commitments and contingencies

Stockholders' Equity:
Common stock, $.01 par value; 200,000 shares authorized; 81,391 (June 30, 2001)
       and 80,197 (December 31, 2000) shares outstanding (after deducting shares in treasury of
       814 and 814, respectively)                                                    814                 802
Additional capital                                                               982,279             973,157
Accumulated deficit                                                             (105,696)           (130,087)
Accumulated other comprehensive loss                                             (91,760)            (86,678)
                                                                          --------------      --------------
       Total stockholders' equity                                                785,637             757,194
                                                                          --------------      --------------
                                                                         $     1,491,225      $    1,477,072
                                                                         ===============      ==============


 The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 2001 and 2000
                (unaudited, in thousands, except per share data)



                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           --------------------------  ---------------------------
                                                               2001         2000            2001         2000
                                                           ------------  ------------  ------------  -------------

Revenues:
Product sales                                              $    174,340  $    148,331  $    345,759  $     307,671
Royalties                                                        31,431        43,102        58,981         76,102
                                                           ------------  ------------  ------------  -------------
       Total revenues                                           205,771       191,433       404,740        383,773
                                                           ------------  ------------  ------------  -------------

Costs and expenses:
Cost of product sales                                            69,176        60,935       138,950        121,701
Selling, general and administrative expenses                     79,221        71,430       152,640        138,865
Research and development costs                                    6,451         2,852        12,823          6,853
Amortization of goodwill and intangibles                          7,902         7,837        16,108         15,410
                                                           ------------  ------------  ------------  -------------
       Total expenses                                           162,750       143,054       320,521        282,829
                                                           ------------  ------------  ------------  -------------
       Income from operations                                    43,021        48,379        84,219        100,944

Other (income) loss, net including translation and exchange      (4,740)        2,465        (4,340)         4,056
Interest income                                                  (1,894)       (3,117)       (4,134)        (5,812)
Interest expense                                                 12,803        15,414        25,820         30,635
                                                           ------------  ------------  ------------  -------------
Income before income taxes,
minority interest and extraordinary loss                         36,852        33,617        66,873         72,065
Provision for income taxes                                       14,530         3,431        23,793         14,542
Minority interest                                                   845          (907)          581           (969)
                                                           ------------  ------------  ------------  -------------
Income before extraordinary loss                                 21,477        31,093        42,499         58,492
Extraordinary loss, net of income taxes                             214            --           214             --
                                                           ------------  ------------  ------------  -------------
Net income                                                 $     21,263  $     31,093  $     42,285  $      58,492
                                                           ============  ============  ============  =============

Basic earnings per share:
Income per share before extraordinary loss                 $       0.27  $       0.39  $       0.53  $        0.74
Extraordinary loss per share                                       0.01            --          0.01             --
                                                           ------------  ------------  ------------  -------------
Basic net income per share                                 $       0.26  $       0.39  $       0.52  $        0.74
                                                           ============  ============  ============  =============

Diluted earnings per share:
Income per share before extraordinary loss                 $       0.26  $       0.38  $       0.51  $        0.72
Extraordinary loss per share                                         --            --            --             --
                                                           ------------  ------------  ------------  -------------
Diluted net income per share                               $       0.26  $       0.38  $       0.51  $        0.72
                                                           ============  ============  ============  =============

Shares used in per share computation:
Basic                                                            80,911        79,072        80,653         79,024
                                                           ============   ===========   ===========    ===========
Diluted                                                          83,175        81,957        82,733         81,790
                                                           ============    ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
        For the three months and six months ended June 30, 2001 and 2000
                            (unaudited, in thousands)


                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           --------------------------  ---------------------------
                                                               2001           2000          2001          2000
                                                           ------------  ------------  ------------  -------------

Net income                                                 $     21,263  $     31,093  $     42,285  $      58,492

Other comprehensive income:
Foreign currency translation adjustments                          4,825        (8,947)       (5,082)       (15,305)
                                                           ------------  ------------  ------------  -------------
Comprehensive income                                       $     26,088  $     22,146  $     37,203  $      43,187
                                                           ============  ============  ============  =============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                            (unaudited, in thousands)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                2001               2000
                                                                          --------------      --------------
Cash flows from operating activities:
Net income                                                                $       42,285      $       58,492
Adjustments to reconcile net income to net
  cash provided by operating activities:
         Depreciation and amortization                                            35,219              31,377
         Provision for losses on accounts receivable                               1,208               4,638
         Provision for inventory obsolescence                                      1,423               3,784
         Translation and exchange losses, net                                        660               4,056
         Loss on sale of assets                                                       83                 696
         Other non-cash losses                                                     1,166               1,167
         Deferred income taxes                                                       516               4,338
         Minority interest                                                           581                (969)
Change in assets and liabilities, net of effects of acquisitions:
         Accounts and notes receivable                                            18,435              (3,085)
         Inventories                                                               7,424              (9,098)
         Prepaid expenses and other assets                                       (15,833)              2,156
         Trade payables and accrued liabilities                                  (20,853)            (17,839)
         Income taxes payable                                                     10,024                 226
         Other liabilities                                                        (5,130)              2,324
                                                                          --------------      --------------
              Net cash provided by operating activities                           77,208              82,263
                                                                          --------------      --------------

Cash flows from investing activities:
Capital expenditures                                                             (36,974)            (13,923)
Proceeds from sale of assets                                                         742                 603
(Increase) decrease in restricted cash                                            (1,595)                 71
Acquisition of license rights, product lines and businesses                      (19,897)            (34,153)
                                                                          --------------      --------------
              Net cash used in investing activities                              (57,724)            (47,402)
                                                                          --------------      --------------

Cash flows from financing activities:
Proceeds from issuance of long-term debt                                             315                  --
Proceeds from issuance of notes payable                                               22               4,856
Payments on long-term debt                                                        (5,738)            (12,734)
Payments on notes payable                                                             --              (6,080)
Proceeds from exercise of stock options                                            8,301               2,994
Dividends paid                                                                   (11,818)            (11,173)
                                                                          --------------      --------------
              Net cash used in financing activities                               (8,918)            (22,137)
                                                                          --------------      --------------

Effect of exchange rate changes on cash and cash equivalents                         128              (1,493)
                                                                          --------------      --------------
Net increase in cash and cash equivalents                                         10,694              11,231
Cash and cash equivalents at beginning of period                                 155,205             177,577
                                                                          --------------      --------------
Cash and cash equivalents at end of period                                $      165,899      $      188,808
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

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

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

     Effective November 26, 1998, the Company's equity ownership of ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavia Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have limited access to the premises and representation as to the management of ICN
Yugoslavia. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, estimated to be zero. The Company accounts for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any income or losses from ICN Yugoslavia in the quarter and six months ended June 30, 2000 and 2001.

     Comprehensive Income: The balance of accumulated other comprehensive loss at June 30, 2001 and December 31, 2000 consists of accumulated foreign currency translation adjustments. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

     Per Share Information: In January 2001, the Company's Board of Directors declared a fourth quarter 2000 cash dividend of $0.0725 per share, which was paid in January 2001. In February 2001, the Company's Board of Directors declared a first quarter cash dividend of $.075 per share, which was paid in April 2001. In June 2001, the Company's Board of Directors declared a second quarter cash dividend of $0.075, which was paid on July 25, 2001, to stockholders of record on July 11, 2001.

     Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

     New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and FASB No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company, will be January 1, 2002.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                          ------------------------  ------------------------
                                                             2001         2000         2001          2000
                                                          -----------  -----------  -----------  -----------
Income:
     Net income                                           $    21,263  $    31,093  $    42,285  $    58,492
                                                          -----------  -----------  -----------  -----------
     Numerator for basic earnings per share--
       income available to common stockholders                 21,263       31,093       42,285       58,492

     Effect of dilutive securities                                 (1)           3           (3)           1
                                                          -----------  -----------  -----------  -----------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                          $    21,262  $    31,096  $    42,282  $    58,493
                                                          ===========  ===========  ===========  ===========

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                     80,911       79,072       80,653       79,024

     Effect of dilutive securities:
      Employee stock options                                    2,243        2,705        2,059        2,545
      Other dilutive securities                                    21          180           21          221
                                                          -----------  -----------  -----------  -----------

     Dilutive potential common shares                           2,264        2,885        2,080        2,766
                                                          -----------  -----------  -----------  -----------

     Denominator for diluted earnings per share--
       weighted-average shares adjusted
       for assumed conversions                                 83,175       81,957       82,733       81,790
                                                          ===========  ===========  ===========  ===========

Basic earnings per share:
Income per share before extraordinary loss                 $     0.27   $     0.39   $      0.53  $      0.74
Extraordinary loss per share                                     0.01           --          0.01           --
                                                           ----------   ----------   -----------  -----------
Basic net income per share                                 $     0.26   $     0.39   $      0.52  $      0.74
                                                           ==========   ==========   ===========  ===========

Diluted earnings per share:
Income per share before extraordinary loss                 $     0.26   $     0.38   $      0.51  $      0.72
Extraordinary loss per share                                       --           --            --           --
                                                           ----------   ----------   -----------  -----------
Diluted net income per share                               $     0.26   $     0.38   $      0.51  $      0.72
                                                           ==========   ==========   ===========  ===========


3.  Detail of Certain Accounts

                                                                             June 30,          December 31,
  (in thousands)                                                               2001                2000
                                                                        ----------------      --------------

Accounts receivable, net:
Trade accounts receivable                                               $        166,582      $      190,386
Royalties receivable                                                              35,723              39,741
Other receivables                                                                 19,798              15,372
                                                                        ----------------      --------------
                                                                                 222,103             245,499
Allowance for doubtful accounts                                                  (14,224)            (19,860)
                                                                        ----------------      --------------
                                                                        $        207,879      $      225,639
                                                                        ================      ==============

  Inventories, net:
Raw materials and supplies                                              $         52,198      $       61,623
Work-in-process                                                                   24,476              22,701
Finished goods                                                                   101,943             103,932
                                                                        ----------------      --------------
                                                                                 178,617             188,256
Allowance for inventory obsolescence                                             (18,702)            (17,993)
                                                                        ----------------      --------------
                                                                        $        159,915      $      170,263
                                                                        ================      ==============

Property, plant and equipment, net:
Property, plant and equipment, at cost                                  $        506,257      $      471,386
Accumulated depreciation and amortization                                       (116,695)           (104,157)
                                                                        ----------------      --------------
                                                                        $        389,562      $      367,229
                                                                        ================      ==============

4. Related Party Transactions

     In January 2001, the Company made a loan to Mr. Adam Jerney, Chief Operating Officer and President of the Company, of $1,197,864 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options (the "Stock Option Program"). The loan is collateralized by 148,537 shares of the Company's Common Stock and is due in payments through January 2003. In April 2001, the Company made a loan to Mr. Milan Panic, Chairman of the Board and Chief Executive Officer of the Company, of $2,731,519 as part of the Stock Option Program. The loan is collateralized by 286,879 shares of the Company's Common Stock and is due in April 2004. These loans bear interest at a rate of 5.61% per annum in the case of Mr. Jerney and 4.63% per annum in the case of Mr. Panic, compounded annually. Interest is payable annually. These loans are non-recourse with respect to principal and full recourse to the obligor with respect to interest. As of June 30, 2001, the loans are included in the accompanying consolidated condensed balance sheet as a reduction of stockholders' equity.

5. License Agreement

     In June 2001, the Company's 100% owned subsidiary Ribapharm, Inc. ("Ribapharm") licensed Levovirin(TM), a compound that is currently in Phase I clinical trials for the treatment of hepatitis C, to F. Hoffmann-La Roche ("Roche"). Ribapharm received a one time licensing fee and will be eligible to receive future payments based upon Roche achieving certain milestones. Roche will be responsible for all future development costs of Levovirin. If Levovirin is successfully developed and receives regulatory approval, Ribapharm will be entitled to receive royalty payments. In addition, Roche licensed to the Company a compound that is at a similar stage of development. The Company will be responsible for the development costs of this compound, milestone payments and royalties if the compound is successfully developed.

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

     The Company is a party to a legal matter at one of its distribution companies in Russia. The matter involves a claim relating to non-payment under a contract entered into in January 1995, prior to the Company's acquisition of this Russian distribution company. The claimant is seeking to recover $6.2 million in damages, plus expenses. Due to the complex and changing legal environment in Russia, the Company can not estimate the range or amount of possible loss, if any, that may be incurred. The Company intends to vigorously defend this matter, however, an adverse decision could have a material effect on the results of operations of the Company.

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

     Royalty revenues were previously included in the North America Pharmaceuticals segment in 2000. Due to the Company's proposed restructuring plan, the Company now evaluates the performance of its North America
Pharmaceuticals segment in a manner consistent with how the Company will be organized subsequent to the proposed restructuring. All amounts for 2000 have been restated to conform with the current year presentation.

     The following table sets forth the amounts of segment revenues and operating income of the Company for the three months and six months ended June 30, 2001 and 2000 (in thousands):

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      -----------------------------   ----------------------------

                                                           2001            2000            2001          2000
                                                      --------------  -------------   -------------  -------------
Revenues
Product Sales
  Pharmaceuticals
    ICN Americas
      North America                                   $      44,137 $      26,960     $      86,420 $      56,759
      Latin America                                          29,638        28,757            55,730        57,984
                                                      ------------- -------------     ------------- -------------
        Total ICN Americas                                   73,775        55,717           142,150       114,743
                                                      ------------- -------------     ------------- -------------
    ICN International
      Western Europe                                         49,844        43,317           102,377        90,074
      Russia                                                 22,957        23,464            47,356        50,034
      Asia, Africa, Australia                                13,003        10,625            23,641        22,024
                                                      ------------- -------------     ------------- -------------
        Total ICN International                              85,804        77,406           173,374       162,132
                                                      ------------- -------------     ------------- -------------
        Total Pharmaceuticals                               159,579       133,123           315,524       276,875
Biomedicals                                                  14,761        15,210            30,235        30,796
                                                      ------------- -------------     ------------- -------------
        Total product sales                                 174,340       148,333           345,759       307,671
Royalties                                                    31,431        43,100            58,981        76,102
                                                      ------------- -------------     ------------- -------------
        Consolidated revenues                         $     205,771 $     191,433     $     404,740 $     383,773
                                                      ============= =============     ============= =============

Operating Income
Pharmaceuticals
  ICN Americas
    North America                                      $     18,967  $     11,582      $     37,277  $     26,101
    Latin America                                             9,501         8,506            17,656        17,413
                                                       ------------  ------------      ------------  ------------
        Total ICN Americas                                   28,468        20,088            54,933        43,514
                                                       ------------  ------------      ------------  ------------
  ICN International
    Western Europe                                            6,525         4,395            10,847        10,650
    Russia                                                   (4,328)       (3,596)           (6,503)       (2,071)
    Asia, Africa, Australia                                   1,606           590             2,867         1,843
                                                       ------------  ------------      ------------  ------------
        Total ICN International                               3,803         1,389             7,211        10,422
Biomedicals                                                   1,939          (658)            4,614         1,621
Royalties                                                    31,431        43,100            58,981        76,100
                                                       ------------  ------------      ------------  ------------
        Consolidated segment operating income                65,641        63,919           125,739       131,657

Corporate expenses                                           22,620        15,540            41,520        30,713
Interest income                                              (1,894)       (3,117)           (4,134)       (5,812)
Interest expense                                             12,803        15,414            25,820        30,635
Other (income) loss, net including
translation and exchange                                     (4,740)        2,465            (4,340)        4,056
                                                       ------------  ------------      ------------  ------------
Income before provision for income taxes,
   minority interest and extraordinary loss            $     36,852  $     33,617      $     66,873  $     72,065
                                                       ============  ============      ============  ============



The following table sets forth the segment total assets of the Company as of June 30, 2001 and December 31, 2000 (in thousands):


                                                                                        Assets
                                                                             -----------------------------
                                                                                June 30,      December 31,
                                                                                  2001            2000
                                                                             -------------- --------------

Pharmaceuticals
  ICN Americas
    North America                                                            $      535,212 $      518,033
    Latin America                                                                   138,929        127,031
                                                                             -------------- --------------
      Total ICN Americas                                                            674,141        645,064
                                                                             -------------- --------------
  ICN International
    Western Europe                                                                  264,698        271,914
    Russia                                                                          161,837        169,032
    Asia, Africa, Australia                                                          70,996         82,206
                                                                             -------------- --------------
      Total ICN International                                                       497,531        523,152
                                                                             -------------- --------------
        Total Pharmacueticals                                                     1,171,672      1,168,216
Biomedicals                                                                          58,571         61,938
Corporate                                                                           260,982        246,918
                                                                             -------------- --------------

Total                                                                        $    1,491,225 $    1,477,072
                                                                             ============== ==============



8.  Supplemental Cash Flow Information

     Cash paid for income taxes for the six months ended June 30, 2001 and 2000 was $10,688,000 and $10,658,000, respectively. Cash paid for interest for the six months ended June 30, 2001 and 2000 was $24,196,000 and $28,883,000,
respectively.

     Other non-cash losses for the six months ended June 30, 2001 and 2000 included $1,166,000 and $1,167,000, respectively, for compensation expense related to the vesting of restricted stock under the Company's long-term incentive plan.


9. Subsequent Events

     In July 2001, the Company completed an offering of $525 million of 6 1/2% convertible subordinated notes due 2008. The notes are convertible into the Company's common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes. Upon the earlier to occur of a public offering of Ribapharm common stock or a spin-off of Ribapharm (if either occurs), Ribapharm will become jointly and severally liable for the obligations under the notes. In the event of a spin-off of Ribapharm, converting note holders would receive the Company's common stock and the number of shares of Ribapharm common stock the note holders would have received had the notes been converted immediately prior to the spin-off. In addition, on July 18, 2001, the Company mailed a notice of redemption with respect to the entire aggregate principal amount outstanding of $188,978,000 of the Company's 9 1/4% Senior Notes due 2005. Pursuant to the notice, the Company will redeem the 9 1/4% Senior Notes on August 17, 2001 at a redemption price of 104.625% of the principal amount thereof, plus accrued and unpaid interest. In connection with this redemption, the Company will record an extraordinary loss on extinguishment of debt of $7,900,000, net of tax, in the third quarter of 2001.

     In July and August 2001, the Company repurchased $114,221,000 principal amount of its 8 3/4% Senior Notes due 2008. In connection with these repurchases, the Company will record an extraordinary loss on extinguishment of debt of $13,160,000, net of tax, in the third quarter of 2001.

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

Revenues (in thousands)
                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      -----------------------------   ---------------------------

                                                           2001            2000            2001          2000
                                                      --------------  -------------   -------------  ------------
Product sales
  Pharmaceuticals
    ICN Americas
      North America (1)                               $      44,137 $      26,960     $      86,420 $      56,759
      Latin America (principally Mexico)                     29,638        28,757            55,730        57,984
                                                      ------------- -------------     ------------- -------------
        Total ICN Americas                                   73,775        55,717           142,150       114,743
                                                      ------------- -------------     ------------- -------------
    ICN International
      Western Europe                                         49,844        43,317           102,377        90,074
      Russia                                                 22,957        23,464            47,356        50,034
      Asia, Africa, Australia                                13,003        10,625            23,641        22,024
                                                      ------------- -------------     ------------- -------------
        Total ICN International                              85,804        77,406           173,374       162,132
                                                      ------------- -------------     ------------- -------------
        Total pharmaceuticals                               159,579       133,123           315,524       276,875
  Biomedicals                                                14,761        15,210            30,235        30,796
                                                      ------------- -------------     ------------- -------------
        Total product sales                                 174,340       148,333           345,759       307,671
Royalty revenues (1)                                         31,431        43,100            58,981        76,102
                                                      ------------- -------------     ------------- -------------
Total revenues                                        $     205,771 $     191,433     $     404,740 $     383,773
                                                      ============= =============     ============= =============

Cost of product sales                                 $      69,176 $      60,935     $     138,950 $     121,701

Gross profit margin on product sales                           60%           59%               60%           60%


(1)  Royalty   revenues   were   previously   included  in  the  North   America
Pharmaceuticals segment in 2000. All amounts for 2000 have been restated to conform with the current year presentation.

Quarter ended June 30, 2001 compared to 2000

     Royalty Revenues: Royalty revenues represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough Corporation ("Schering-Plough"). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy. Rebetron(TM) combines Rebetol(R) (ribavirin) capsules and Intron(R) A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in patients with compensated liver disease. On July 26, 2001, Schering-Plough announced that the FDA granted Schering-Plough marketing approval for Rebetol(R) Capsules as a separately marketed product for use only in combination with Intron(R) A injection for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alpha interferon or who have relapsed following alpha interferon therapy. On August 8, 2001, Schering-Plough announced that the FDA also granted Schering-Plough approval for Peg-Intron(TM) (peginterferon alfa-2b), a longer lasting form of Intron(R) A, for use in combination therapy with Rebetol(R) for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alpha interferon and who are at least 18 years of age.

     On March 28, 2001, Schering-Plough received notice that the European's Union Commission of the European Communities (the "Commission") granted centralized marketing authorization to Peg-Intron(TM) (peginterferon alfa-2b) Injection and Rebetol(R) (ribavirin) Capsules as combination therapy for the treatment of both relapsed and naive adult patients with histologically proven chronic hepatitis C. Commission approval of the centralized Type II variations to the Marketing Authorization for Peg-Intron(TM) and Rebetol(R) resulted in unified labeling that was immediately valid in all 15 EU-Member States.

     Royalty revenues for the three months ended June 30, 2001 were $31,431,000 compared to $43,102,000 for the same period of 2000, a decrease of $11,671,000 (27%). The decrease is reflective of a slowdown in sales of Rebetron(TM) by Schering-Plough as physicians await marketing authorization pending FDA review and clearance for the use of pegylated interferon with ribavirin. The Company anticipates royalty revenues to increase over the remainder of 2001, due to the approval of Rebetol(R) for use in combination therapy with Peg-Intron(TM) (peginterferon alfa-2b).

     Schering-Plough has informed the Company that it believes royalties paid under the license agreement should not include royalties on product distributed as part of an indigent patient marketing program. In raising the dispute, Schering-Plough has not clearly articulated a contractual basis for the nonpayment of royalties. Rather it has based its arguments on primarily moral or humanitarian grounds, essentially equitable arguments, indicating that they believe they should not have an obligation to pay royalties on product given to indigent patients. The Company has not been provided with appropriate information or documentation, and does not agree with such adjustment as the license agreement articulates those programs for which royalties would not be due. Should Schering-Plough successfully apply the proposed adjustment retroactively since the inception of the license agreement, the adjustment would be approximately $15,000,000. Further, if Schering-Plough were to apply the proposed adjustment to future royalty payments, royalties could be reduced in approximately the same proportion as the proposed historical adjustment.

ICN Americas

     In the North America Pharmaceuticals segment, revenues for the three months ended June 30, 2001 were $44,137,000, compared to $26,960,000 for the same period of 2000, an increase of $17,177,000 (64%). In 2001, revenues include sales of $9,106,000 attributable to the assets purchased from Medical Alliance in January 2001. Additionally, sales of Efudex(R) and Mestinon(TM) in the second quarter of 2001 were higher by approximately $3,900,000 and $2,600,000, respectively, than in the same period in 2000.

     In the Latin America Pharmaceuticals segment, revenues for the three months ended June 30, 2001 were $29,638,000, compared to $28,757,000 for the same period of 2000. The increase of $881,000, or 3%, is primarily due to an increase in sales in Mexico.

ICN International

     In the Western Europe Pharmaceuticals segment, revenues for the three months ended June 30, 2001 were $49,844,000 compared to $43,317,000 for the same period of 2000. The increase of $6,527,000, or 15%, includes revenues of $2,387,000 attributable to the Swiss pharmaceutical company Solco which was acquired in July 2000 and an increase in sales across the region particularly in sales of Mestinon(TM) and Nuclosina(R) (omeprazole), partially offset by the negative impact of the stronger US Dollar.

     In the Russia Pharmaceuticals segment, revenues for the three months ended June 30, 2001 were $22,957,000, compared to $23,464,000 for the same period of 2000. The decrease of $507,000, or 2%, is attributable to lower sales volume in 2001, partially offset by revenues attributable to the Solco acquisition of $1,375,000 included in the three months ended June 30, 2001.

     In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended June 30, 2001 were $13,003,000 compared to $10,625,000 for the same period of 2000. The increase of $2,378,000, or 22%, is due to the acquisition of the Solco product line and higher demand for Nyal, a decongestant in Australia.

     Gross Profit: Gross profit margin on product sales increased to 60% for the three months ended June 30, 2001, compared to 59% for 2000. The improvement in gross margin is reflective of the continuing shift toward higher margin products in all regions partially offset by a decrease in gross profit margins in 2001 in the Company's Russian operations, which is a result of the decline in sales volume.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $79,221,000 for the three months ended June 30, 2001, compared to $71,430,000 for the same period in 2000, an increase of $7,791,000 (11%). The increase reflects additional selling expenses of $9,679,000 related to acquisitions and higher professional fees related to shareholder matters partially offset by lower bad debt expense of $4,100,000 in 2001.

     Research and Development: Research and development expenses for the 2001 second quarter were $6,451,000, compared to $2,852,000 for the same period in 2000. The increase resulted from the Company's continued expansion of research and development activities. The Company continues to expect to increase its research and development spending in 2001.

     Amortization of goodwill and intangibles: Amortization of goodwill and intangibles was $7,902,000 for the three months ended June 30, 2001, compared to $7,837,000 for the same period of 2000 and primarily relates to the amortization of intangibles related to products acquired in late 1999.

     Other (income) loss, net including translation and exchange: Other (income) loss, net including translation and exchange losses were income of ($4,740,000) for the three months ended June 30, 2000 compared to a loss of $2,465,000 for the same period in 2000. In the second quarter of 2001, the Company recorded other income in connection with the Levovirin(TM) license agreement offset by translation and exchange losses of $261,000 . In the second quarter of 2000, transaction losses principally consisted of losses of $1,516,000 related to the Company's operations in Puerto Rico and $374,000 in the Company's Italian subsidiary. In addition, the Company incurred translation losses of $478,000 related to the net monetary asset position of the Company's Russian subsidiaries during the second quarter of 2000.

     Interest Income and Expense: Interest expense during the three months ended June 30, 2001 decreased $2,611,000 compared to the same period in 2000. The decrease was the result of the repurchase of approximately $97,000,000 of Senior Notes during the fourth quarter of 2000. Interest income decreased from $3,117,000 in 2000 to $1,894,000 in 2001 due to the decrease in cash and lower yields on investments.

     Income Taxes: The Company's effective income tax rate for the three months ended June 30, 2001 was 39% compared to 10% for the same period of 2000. The difference in the effective tax rate results from the recognition of deferred tax assets amounting to $12,250,000 through the reduction of the related valuation allowance for capital tax loss carryforwards during the second quarter of 2000, which was partially offset by losses incurred in tax jurisdictions that do not create a corresponding reduction in current taxes.

Six months ended June 30, 2001 compared to 2000

     Royalty Revenues: Royalty revenues for the six months ended June 30, 2001 were $58,981,000 compared to $76,102,000 for the same period of 2000, a decrease of $17,121,000 (22%). The decrease is reflective of a slowdown in sales of Rebetron(TM) by Schering-Plough as physicians await marketing authorization pending FDA review and clearance for the use of pegylated interferon with ribavirin. The Company anticipates royalty revenues to increase over the remainder of 2001, due to the approval of Rebetol(R) for use in combination therapy with Peg-Intron(TM) (peginterferon alpha-2b).

ICN Americas

     In the North America Pharmaceuticals segment, revenues for the six months ended June 30, 2001 were $86,420,000, compared to $56,759,000 for the same period of 2000, an increase of $29,661,000 (52%). In 2001, revenues include sales of $17,390,000 attributable to the assets purchased from Medical Alliance in January 2001. Additionally, sales of Efudex(R) and Mestinon in 2001 were higher by $7,927,000 and $3,448,000, respectively, than in the same period in 2000.

     In the Latin America Pharmaceuticals segment, revenues for the six months ended June 30, 2001 were $55,730,000, compared to $57,984,000 for the same period of 2000. The decrease of $2,254,000, or 4%, is primarily due to a decrease in sales volume in Mexico related to reduced inventory levels at distributors.

ICN International

     In the Western Europe Pharmaceuticals segment, revenues for the six months ended June 30, 2001 were $102,377,000 compared to $90,074,000 for the same period of 2000. The increase of $12,303,000, or 14%, includes revenues of $5,721,000 attributable to the Swiss pharmaceutical company Solco which was acquired in July 2000 and an increase in sales in Poland of $4,459,000.

     In the Russia Pharmaceuticals segment, revenues for the six months ended June 30, 2001 were $47,356,000, compared to $50,034,000 for the same period of 2000. The decrease of $2,678,000, or 5%, is attributable to lower sales volume in 2001, partially offset by revenues attributable to the Solco acquisition of $2,774,000 included in the six months ended June, 2001 and higher retail pharmacy sales of $2,059,000.

     In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended June 30, 2001 were 23,641,000 compared to $22,024,000 for the same period of 2000. The increase of $1,617,000, or 7%, is due to the acquisition of the Solco product line ($5,872,000), partially offset by a decrease in sales due to the discontinuance of certain low margin product sales and the pharmaceutical industry mandated withdrawal from the market of Eskornade, a cough and cold product, which contains the active ingredient PPA (phenyl-propanolamin).

     Gross Profit: Gross profit margin on product sales remained consistent at 60% for the six months ended June 30, 2001, compared to 2000.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $152,640,000 for the six months ended June 30, 2001, compared to $138,865,000 for the same period in 2000, an increase of $13,775,000 (10%). The increase reflects additional selling general and administrative expenses of $19,398,000 related to acquisitions and higher professional fees related to shareholder matters partially offset by lower bad debt expense of $3,580,000 in 2001.

     Research and Development: Research and development expenses for the six months ended June 30, 2001 were $12,823,000, compared to $6,853,000 for the same period in 2000. The 87% increase resulted from the expansion of research and development primarily in the areas of antiviral and anticancer drugs. The Company continues to expect to increase its research and development investment, which includes laboratory upgrades and installation of state-of-the-art equipment, in the second half of the year.

     Other (income) loss, net including translation and exchange: Other (income) loss, net including translation and exchange losses reflects income of ($4,340,000) for the six months ended June 30, 2001, compared to a loss of $4,056,000 for the same period in 2000. In 2001, the Company recorded other income in connection with the Levovirin(TM) license agreement offset by translation and exchange losses of $660,000. In 2000, translation losses principally consisted of translation losses of $2,834,000 related to the net monetary asset position of the Company's Russian subsidiaries and transaction losses of $559,000 in the Company's Italian subsidiary and $502,000 related to operations in Puerto Rico.

     Interest Income and Expense: Interest expense during the six months ended June 30, 2000 decreased $4,815,000 compared to the same period in 2000, which was the result of the repurchase of approximately $97,000,000 of Senior Notes during the fourth quarter of 2000. Interest income decreased from $5,812,000 in 2000 to $4,134,000 in 2001 due to the decrease in cash and lower yields on investments.

     Income Taxes: The Company's effective income tax rate for the six months ended June 30, 2001 was 36% compared to 20% for 2000. The increase in the effective tax rate results from the recognition of deferred tax assets amounting to $12,250,000 through the reduction of the related valuation allowance for capital loss carryforwards during the second quarter of 2000, which was partially offset by losses incurred in tax jurisdictions that do not create a corresponding reduction in current taxes.

Liquidity and Capital Resources

     During the six months ended June 30, 2001 cash provided by operating activities totaled $77,208,000 compared to $82,263,000 in 2000. Operating cash flows reflect the Company's net income of $42,285,000 and net noncash charges (including depreciation, minority interest, and foreign exchange gains and losses) of $40,856,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $5,933,000. The working capital increases principally consist of a decrease of $18,435,000 in accounts receivable, a decrease of $7,424,000 in inventories and an increase of $10,024,000 in income taxes payable offset by an increase of $15,833,000 in prepaids and other assets, a decrease of $20,853,000 in trade payables and accrued liabilities and a decrease of $5,130,000 in other liabilities.

     Cash used in investing activities was $57,724,000 for the six months ended June 30, 2001 compared to $47,402,000 for the same period of 2000. In 2001, net cash used in investing activities principally consisted of acquisitions totaling $19,897,000 and payments for capital expenditures of $36,974,000 principally representing an increase in the investment in research and development in North America and distribution facilities in Western Europe. In 2000, the Company made capital expenditures of $13,923,000, principally representing production equipment in Western Europe and an increase in research and development in North America. In addition, the Company used $34,153,000 for the acquisition of a business and product rights ($9,697,000) and for the deposit of cash required for the acquisition of Solco Basel AG in early July ($24,456,000).

     Cash used in financing activities totaled $8,918,000 for the six months ended June 30, 2001, including cash dividends paid on common stock of
$11,818,000 and payments on long-term debt of $5,738,000 (including the repurchase of $3,338,000 of the Company's outstanding 8 3/4% Senior Notes and $1,667,000 of its outstanding 9 1/4% Senior Notes), offset by the proceeds from the exercise of stock options of $8,301,000. In 2000, cash used in financing activities totaled $22,137,000, including payments on long-term debt of $12,734,000, payments of cash dividends on common stock of $11,173,000 and payments on notes payable $6,080,000. These payments were offset by proceeds on notes payable of $4,856,000 and proceeds from the exercise of stock options of $2,994,000. At June 30, 2001, certain of the Company's lines of credit and long-term borrowings include covenants restricting the amount of dividends paid, issuance of new indebtedness and repurchase of the Company's common stock.

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

     In July 2001, the Company completed an offering of $525 million of 6 1/2% convertible subordinated notes due 2008. The notes are convertible into the Company's common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes. Upon the earlier to occur of a public offering of Ribapharm common stock or a spin-off of Ribapharm (if either occurs), Ribapharm will become jointly and severally liable for the obligations under the notes. In the event of a spin-off of Ribapharm, converting note holders would receive the Company's common stock and the number of shares of Ribapharm common stock the note holders would have received had the notes been converted immediately prior to the spin-off. In addition, on July 18, 2001, the Company mailed a notice of redemption with respect to the entire aggregate principal amount outstanding of $188,978,000 of the Company's 9 1/4% Senior Notes due 2005. Pursuant to the notice, the Company will redeem the 9 1/4% Senior Notes on August 17, 2001 at a redemption price of 104.625% of the principal amount thereof, plus accrued and unpaid interest. In connection with this redemption, the Company will record an extraordinary loss on extinguishment of debt of $7,900,000, net of tax, in the third quarter of 2001.

     In July and August 2001, the Company repurchased $114,221,000 principal amount of its 8 3/4% Senior Notes due 2008. In connection with these repurchases, the Company will record an extraordinary loss on extinguishment of debt of $13,160,000, net of tax, in the third quarter of 2001.

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of June 30, 2001, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company's liquidity and financial performance.

     In 2000, the Company publicly announced a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company's royalty stream from ribavirin and the Company's U.S. research & development operations), ICN International AG (comprised of the Company's operations in Western Europe, Eastern Europe and Asia, Africa and Australia) and ICN Americas (comprised of the Company's operations in North America, Latin America and Biomedicals). The Company can give no assurance as to whether or when the restructuring will take place. The Company believes that a public offering or spin-off of ICN International would not require the consent of noteholders but that a public offering or spin-off of Ribapharm Inc. would require the consent of noteholders.

     The Company intends for Ribapharm to become a separate publicly traded company. To achieve this objective, the Company may sell a minority of Ribapharm's common stock in an underwritten public offering. The Company has filed a registration statement with the Securities and Exchange Commission to effect the Ribapharm public offering. Following the Ribapharm public offering, the Company may distribute its remaining interest in Ribapharm to the Company's stockholders on a tax-free basis. Any distribution by the Company of its remaining interest in Ribapharm to the Company's stockholders is subject to obtaining a ruling from the Internal Revenue Service or an opinion of counsel that the distribution will qualify as a tax-free spin-off, compliance with all other applicable laws and approval of the holders of the Company's 8 3/4% senior notes or repayment of those notes. The Company may effect the Ribapharm distribution without undertaking a Ribapharm public offering if the maximum number of shares that could be sold in the Ribapharm public offering would not provide a sufficiently liquid market for those shares or if the Company concludes that, taking into account the funds that the Company received from the private placement of the 6 1/2% convertible subordinated notes, cash on hand and other financings, an additional equity financing would not be necessary to repurchase all of the Company's outstanding 8 3/4% senior notes and provide for the Company's working capital requirements.

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

Foreign Operations

     Approximately 62% and 63% of the Company's revenues for the six months ended June 30, 2001 and 2000, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

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

     At June 30, 2001, the ruble exchange rate was 29.1 rubles to $1 as compared with a rate of 28.2 rubles to $1 at December 31, 2000. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $68,000 and $469,000, respectively, related to its Russian operations during the three and six month periods ended June 30, 2001. As of June 30, 2001, ICN Russia had a net monetary asset position of approximately $8,588,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to reduce its net monetary exposure. However, there can be no assurance that such efforts will be successful.

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

     See Note 6 of Notes to the Consolidated Condensed Financial Statements for legal proceedings that effect the Company's Russian subsidiaries.

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

     The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies for the remainder of 2001. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented, which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a negative impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.




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

Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At June 30, 2001, the Company had $9,920,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes due 2008 and its 9-1/4% Senior Notes due
2005) totaling approximately $498,000,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. As of June 30, 2001, the fair market value of the Company's fixed rate debt (principally its 8 3/4% and 9 1/4% Senior Notes) exceeded the face value by approximately $55 million.

On July 2001, the Company completed an offering of $525 million of 6 1/2% convertible subordinated notes due 2008. The notes are convertible into the Company's common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes. On July 18, 2001, the Company mailed a notice of redemption with respect to the entire aggregate principal amount outstanding of the Company's 9 1/4% Senior Notes due 2005. Pursuant to the notice, the Company will redeem the 9 1/4% Senior Notes on August 17, 2001 at a redemption price of 104.625% of the principal amount thereof, plus accrued and unpaid interest. In July and August 2001, the Company repurchased $114,221,000 principal amount of its 8 3/4% Senior Notes due 2008.

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

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Condensed Financial Statements

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

The Company's Annual Meeting of Stockholders was held on May 30, 2001 in Costa Mesa, California. At the Meeting, the vote on the election of three (3)
directors to hold office until the 2004 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified, was as follows:

                                            In Favor               Withheld
         Kim Campbell                      18,957,002             1,549,577
         Ray Irani, Ph.D.                  18,947,851             1,558,728
         Charles T. Manatt                 18,957,720             1,548,859
         Edward A. Burkhardt               39,646,322               684,046
         Ronald R. Fogleman                39,732,614               597,754
         Steven J. Lee                     39,735,109               595,259

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

          4.1     Indenture,  dated as of July 18,  2001,  by and among ICN  Pharmaceuticals,
                  Inc., Ribapharm Inc. and The Bank of New York, as trustee,  relating to the
                  6 1/2% Convertible  Subordinated Notes due 2008, previously filed as Exhibit
                  4.2 to Registration  Statement No. 333-67376 on Form S-3 dated August 13, 2001, which is incorporated herein by reference.

          4.2     Registration  Rights  Agreement,  dated as of July 18, 2001 by and among ICN
                  Pharmaceuticals,  Inc.,  Ribapharm Inc. and UBS Warburg LLC, previously filed as
                  Exhibit 4.3 to Registration  Statement No. 333-67376 on Form S-3 dated August 13,
                  2001, which is incorporated herein by reference.

         15.1     Review Report of Independent Accountants

         15.2     Awareness Letter of Independent Accountants


(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ICN PHARMACEUTICALS, INC.
                                                      Registrant


Date:  August 14, 2001                                /s/   Milan Panic
                                                      --------------------------------------------------------
                                                      Milan Panic
                                                      Chairman of the Board and Chief Executive Officer



Date:  August 14, 2001                                /s/   Richard A. Meier
                                                      --------------------------------------------------------
                                                      Richard A. Meier
                                                      Executive Vice President and Chief Financial Officer



                                  EXHIBIT INDEX



Exhibit
-------

   15.1       Review Report of Independent Accountants
   15.2       Awareness Letter of Independent Accountants

 Exhibit 15.1


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors of
ICN Pharmaceuticals, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and subsidiaries as of June 30, 2001 and the related consolidated condensed statements of income, comprehensive income and cash flows for each of the three month and six month periods ended June 30, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 4, 2000, which included an emphasis of matter paragraph related to the Company's change in method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, as more fully described in Notes 2 and 14 to the consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
August 2, 2001

Exhibit 15.2


                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS



August 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549



Commissioners:

We are aware that our report dated August 2, 2001 on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company') as of and for the period ended June 30, 2001 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971 and 333-81383) and on Form S-3 (File No. 333-10661).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California