Form 10-K/A
period 2000-12-31
ICN PHARMACEUTICALS INC
filed 2001-11-02
CIK 930184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 4)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 4 on Form 10-K/A to the Annual Report on Form 10-K of ICN Pharmaceuticals, Inc. filed on November 2, 2001 amends and restates in its entirety Item 14, of Part IV for the sole purpose of revising Exhibits 10.21, 10.32, 10.33 and 10.34, which revisions are being filed herewith.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.15    Agreement among ICN Pharmaceuticals, Inc., SPI
          Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals,
          Inc.'s Amendment No. 2 to the Annual Report on Form 10-K for
          the year ended December 31, 1992, which is incorporated
          herein by reference.
 10.16    Agreement between ICN Pharmaceuticals, Inc. and Richard A.
          Meier dated December 31, 1998, previously filed as Exhibit
          10.16 to the Registrant's Form 10-K for the year ended
          December 31, 1998, which is incorporated herein by
          reference.
 10.17    ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock
          Option Plan, previously filed as Exhibit 10.56 to ICN
          Pharmaceuticals, Inc.'s Form 10-K for the year ended
          December 31, 1992, which is incorporated herein by
          reference.
 10.18    ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan,
          previously filed as Exhibit 10.57 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1992, which is incorporated herein by
          reference.
 10.19    ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
 10.20    ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
 10.21    Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July
          28, 1995. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule
          24b-2 under the Securities and Exchange Act of 1934, as amended.
 10.22    Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to
          ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for
          the year ended December 31, 1996, which is incorporated
          herein by reference.
 10.24    Form of Asset Purchase Agreement by and between Hoffman-La
          Roche Inc., a New Jersey corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of
          October 30, 1997, previously filed as Exhibit 10.1 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1997, which is incorporated herein by reference.
 10.25    Form of Asset Purchase Agreement by and between Roche
          Products Inc., a Panamanian corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of
          October 30, 1997, previously filed as Exhibit 10.2 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1997, which is incorporated herein by reference.
 10.26    Form of Asset Purchase Agreement by and between Syntex
          (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a
          Delaware corporation, and ICN Pharmaceuticals, Inc., a
          Delaware corporation, dated as of October 30, 1997,
          previously filed as Exhibit 10.3 to ICN Pharmaceuticals,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, which is incorporated herein by
          reference.
 10.27    Agreement for the Sale and Purchase of a Portfolio of
          Pharmaceutical, OTC and Consumer Healthcare Products between
          SmithKline Beecham plc and ICN Pharmaceuticals, Inc.,
          previously filed as Exhibit 10.22 to ICN Pharmaceuticals,
          Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1997, which is incorporated herein by
          reference.
 10.28    Asset Purchase Agreement dated October 2, 1998 by and
          between F. Hoffmann-LaRoche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998, which is incorporated herein by
          reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 10.31 ICN Pharmaceuticals, Inc. Executive Long Term Incentive Plan, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.'s
          Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference.

 10.32    Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

 10.33    Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998.
          Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities
          Exchange Act of 1934, as amended.

 10.34    Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and
          Ribapharm Inc. dated as of November 14, 2000. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

 23.      Consent of PricewaterhouseCoopers LLP, independent accountants.**

---------------
 * None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

** Previously filed.

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

                                          ICN PHARMACEUTICALS, INC.

Date: November 2, 2001
                                          By: /s/ Gregory Keever
                                              ---------------------------------
                                                  Gregory Keever
                                                  Executive Vice President,
                                                  General Counsel and
                                                  Corporate Secretary

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

10.21     Exclusive License and Supply Agreement between ICN Pharmaceuticals,
          Inc. and Schering-Plough Ltd. dated July 28, 1995. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.22 Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.
10.24     Form of Asset Purchase Agreement by and between Hoffman-La
          Roche Inc., a New Jersey corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.1 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
10.25     Form of Asset Purchase Agreement by and between Roche
          Products Inc., a Panamanian corporation, and ICN
          Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.2 to ICN
          Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

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

10.32     Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exhange Act of 1934, as amended.

10.33     Amendment to Exclusive License and Supply Agreement between ICN
          Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998.
          Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities
          Exhange Act of 1934, as amended.

10.34     Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and
          Ribapharm Inc. dated as of November 14, 2000. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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