Form 10-Q
period 2001-09-30
ICN PHARMACEUTICALS INC
filed 2001-11-14
CIK 930184

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                               ------------------

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

         The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of November 7, 2001 was 81,543,552.

-------------------------------------------------------------------------------

                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                           Page
                                                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets - September 30, 2001 and December 31, 2000                          3

     Consolidated Condensed Statements of Income - Three months and nine months
         ended September 30, 2001 and 2000                                                                     4

     Consolidated Condensed Statements of Comprehensive Income - Three months
         and nine months ended September 30, 2001 and 2000                                                     5

     Consolidated Condensed Statements of Cash Flows - Nine months
         ended September 30, 2001 and 2000                                                                     6

     Management's Statement Regarding Unaudited Financial Statements                                           7

     Notes to Consolidated Condensed Financial Statements                                                      8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                            22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    24

Item 6.  Exhibits and Reports on Form 8-K                                                                     24



SIGNATURES                                                                                                    25



                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                (unaudited, in thousands, except per share data)


                                                                           September 30,       December 31,
                                                                                2001               2000
                                                                          --------------      --------------

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                               $      332,741      $      155,205
  Restricted cash                                                                  3,999                 380
  Accounts receivable, net                                                       206,022             225,639
  Inventories, net                                                               170,289             170,263
  Prepaid expenses and other current assets                                       17,189              13,929
                                                                          --------------      --------------
   Total current assets                                                          730,240             565,416

Property, plant and equipment, net                                               398,261             367,229
Deferred income taxes, net                                                        74,788              75,037
Other assets                                                                      63,308              32,300
Goodwill and intangibles, net                                                    451,825             437,090
                                                                          --------------      --------------
                                                                          $    1,718,422      $    1,477,072
                                                                          ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade payables                                                          $       52,954      $       61,741
  Accrued liabilities                                                            102,759              91,447
  Notes payable and current portion of long-term debt                              8,563                 907
  Income taxes payable                                                             1,673               4,682
                                                                          --------------      --------------
       Total current liabilities                                                 165,949             158,777

Long-term debt, less current portion                                             738,016             510,781
Deferred income and other liabilities                                             34,169              40,988
Minority interest                                                                  8,458               9,332

Commitments and contingencies

Stockholders' Equity:
Common stock, $.01 par value; 200,000 shares authorized; 81,621
  (September 30, 2001) and 80,197 (December 31, 2000) shares outstanding
  (after deducting shares in treasury of 814 and 814, respectively)                  816                 802
Additional capital                                                               985,690             973,157
Accumulated deficit                                                             (123,482)           (130,087)
Accumulated other comprehensive loss                                             (91,194)            (86,678)
                                                                          --------------      --------------
       Total stockholders' equity                                                771,830             757,194
                                                                          --------------      --------------
                                                                          $    1,718,422      $    1,477,072
                                                                          ==============      ==============


                   The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                 OF INCOME For the three months and nine months
                        ended September 30, 2001 and 2000
                (unaudited, in thousands, except per share data)

                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           --------------------------  ---------------------------
                                                               2001         2000            2001         2000
                                                           ------------  ------------  ------------  -------------

Revenues:
  Product sales                                            $    167,053  $    158,342  $    512,812  $     466,013
  Royalties                                                      24,007        49,000        82,988        125,102
                                                           ------------  ------------  ------------  -------------
       Total revenues                                           191,060       207,342       595,800        591,115
                                                           ------------  ------------  ------------  -------------

Costs and expenses:
  Cost of product sales                                          65,465        64,230       204,415        185,931
  Selling, general and administrative expenses                   83,206        66,164       235,846        205,029
  Research and development costs                                  6,944         5,711        19,767         12,564
  Amortization of goodwill and intangibles                        7,898         7,453        24,006         22,863
                                                           ------------  ------------  ------------  -------------
       Total expenses                                           163,513       143,558       484,034        426,837
                                                           ------------  ------------  ------------  -------------
       Income from operations                                    27,547        63,784       111,766        164,728

Other (income) loss, net including translation and exchange       1,347           491        (2,993)         4,547
Interest income                                                  (3,406)       (3,241)       (7,540)        (9,053)
Interest expense                                                 15,510        15,339        41,330         45,974
                                                           ------------  ------------  ------------  -------------
Income before income taxes,
  minority interest and extraordinary loss                       14,096        51,195        80,969        123,260
  Provision for income taxes                                      4,665        15,045        28,458         29,587
  Minority interest                                                 275          (459)          856         (1,428)
                                                           ------------  ------------  ------------  -------------
Income before extraordinary loss                                  9,156        36,609        51,655         95,101
  Extraordinary loss, net of income taxes                        20,852            --        21,066             --
                                                           ------------  ------------  ------------  -------------
  Net income (loss)                                        $    (11,696) $     36,609  $     30,589  $      95,101
                                                           ============  ============  ============  =============

Basic earnings per share:
  Income per share before extraordinary loss               $      0.11   $       0.46  $       0.64  $       1.20
  Extraordinary loss per share                                   (0.25)            --         (0.26)           --
                                                           -----------   ------------  ------------  ------------
  Basic net income (loss) per share                        $     (0.14)  $       0.46  $       0.38  $       1.20
                                                           ===========   ============  ============  ============

Diluted earnings per share:
  Income per share before extraordinary loss               $      0.11   $       0.45  $       0.62  $       1.16
  Extraordinary loss per share                                   (0.25)            --         (0.25)           --
                                                           -----------   ------------  ------------  ------------
  Diluted net income (loss) per share                      $     (0.14)  $       0.45  $       0.37  $       1.16
                                                           ===========   ============  ============  ============

Shares used in per share computation:
  Basic                                                         81,534         79,548        80,950        79,200
                                                           ===========   ============  ============  ============
  Diluted                                                       83,604         82,099        83,029        81,883
                                                           ===========   ============  ============  ============


                   The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF
                  COMPREHENSIVE INCOME For the three months and
                  nine months ended September 30, 2001 and 2000
                            (unaudited, in thousands)



                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           --------------------------  ---------------------------
                                                               2001           2000          2001          2000
                                                           ------------  ------------  ------------  -------------

Net income (loss)                                          $    (11,696) $     36,609  $     30,589  $      95,101

Other comprehensive income:
  Foreign currency translation adjustments                          566       (10,830)       (4,516)       (26,135)
                                                           ------------  ------------  ------------  -------------
Comprehensive income (loss)                                $    (11,130) $     25,779  $     26,073  $      68,966
                                                           ============  ============  ============  =============



                   The accompanying notes are an integral part of these consolidated condensed financial statements.


                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                            (unaudited, in thousands)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                2001               2000
                                                                          --------------      --------------
Cash flows from operating activities:
Net income                                                                $       30,589      $       95,101
Adjustments to reconcile net income to net
  cash provided by operating activities:
         Depreciation and amortization                                            53,286              47,090
         Provision for losses on accounts receivable                               2,564               6,361
         Provision for inventory obsolescence                                      1,559               4,388
         Translation and exchange losses, net                                      2,007               4,547
         Loss on sale of assets                                                      361                 642
         Other non-cash losses                                                     1,750               1,750
         Deferred income taxes                                                       233               4,302
         Minority interest                                                           856              (1,428)
         Extraordinary loss                                                       21,066                  --
Change in assets and liabilities, net of effects of acquisitions:
         Accounts and notes receivable                                            19,349             (18,608)
         Inventories                                                                (173)            (20,912)
         Prepaid expenses and other assets                                       (25,948)             (1,245)
         Trade payables and accrued liabilities                                    2,896              (1,687)
         Income taxes payable                                                      9,178              10,212
         Other liabilities                                                        (4,708)              4,250
                                                                          --------------      --------------
              Net cash provided by operating activities                          114,865             134,763
                                                                          --------------      --------------

Cash flows from investing activities:
  Capital expenditures                                                           (53,023)            (28,617)
  Proceeds from sale of assets                                                     1,327                 729
  (Increase) decrease in restricted cash                                          (3,619)                 71
  Acquisition of license rights, product lines and businesses                    (38,857)            (30,854)
                                                                          --------------      --------------
              Net cash used in investing activities                              (94,172)            (58,671)
                                                                          --------------      --------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                       508,872                  --
  Proceeds from issuance of notes payable                                             22               5,724
  Payments on long-term debt                                                    (345,346)            (12,746)
  Payments on notes payable                                                           --              (7,890)
  Proceeds from exercise of stock options                                         11,130               7,248
  Dividends paid                                                                 (17,902)            (16,992)
                                                                          --------------      --------------
              Net cash provided by (used in) financing activities                156,776             (24,656)
                                                                          --------------      --------------

Effect of exchange rate changes on cash and cash equivalents                          67              (1,055)
                                                                          --------------      --------------
Net increase in cash and cash equivalents                                        177,536              50,381
Cash and cash equivalents at beginning of period                                 155,205             177,577
                                                                          --------------      --------------
Cash and cash equivalents at end of period                                $      332,741      $      227,958
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

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          September 30, 2001(unaudited)

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

     Effective November 26, 1998, the Company's equity ownership of ICN Yugoslavia was effectively reduced from 75% to 35% based upon a decision by the Yugoslavia Ministry of Economic and Property Transformation. Additionally, representatives of the Company and ICN Yugoslavia's management have limited access to the premises and representation as to the management of ICN
Yugoslavia. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment to fair value, estimated to be zero. The Company accounts for its ongoing investment in ICN Yugoslavia under the cost method. The Company did not recognize any income or losses from ICN Yugoslavia in the quarter and nine months ended September 30, 2000 and 2001.

     Comprehensive Income: The balance of accumulated other comprehensive loss at September 30, 2001 and December 31, 2000 consists of accumulated foreign currency translation adjustments. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

     Per Share Information: In January 2001, the Company's Board of Directors declared a fourth quarter 2000 cash dividend of $0.0725 per share, which was paid in January 2001. In 2001, the Company's Board of Directors declared a quarterly cash dividend of $0.075 per share for each quarter, including the third quarter dividend paid on October 24, 2001, to stockholders of record on October 10, 2001.

     Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

     New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and FASB No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests as of January 1, 2002 and has not yet determined what the effects of these tests will be on the results of operations and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its results of operations and financial position, it does not expect such impact to be material.

2. Acquisitions

     On August 17, 2001, the Company acquired certain assets from an Argentine company, for a total cost of $23,774,000 Argentine pesos (US $23,774,000 as of September 30, 2001), of which $8,440,000 was paid in cash and the balance as a note payable. The note is payable through February 2003 and accrues interest at 6% per annum. The acquisition is not material to the financial position or results of operations of the Company.

3.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                          ------------------------  ------------------------
                                                             2001         2000         2001          2000
                                                          -----------  -----------  -----------  -----------
Income:

     Net income (loss)                                    $   (11,696) $    36,609  $    30,589  $    95,101
     Effect of dilutive securities                                  5           (3)           2           (2)
                                                          -----------  -----------  -----------  -----------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                          $   (11,691) $    36,606  $    30,591  $    95,099
                                                          ===========  ===========  ===========  ===========

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                     81,534       79,548       80,950       79,200
                                                          -----------  -----------  -----------  -----------

     Effect of dilutive securities:
      Employee stock options                                    2,049        2,482        2,058        2,513
        Other dilutive securities                                  21           69           21          170
                                                          -----------  -----------  -----------  -----------

     Dilutive potential common shares                           2,070        2,551        2,079        2,683
                                                          -----------  -----------  -----------  -----------

     Denominator for diluted earnings per share--
       weighted-average shares adjusted
       for assumed conversions                                 83,604       82,099       83,029       81,883
                                                          ===========  ===========  ===========  ===========

Basic earnings per share:
Income per share before extraordinary loss                $     0.11   $     0.46   $      0.64  $      1.20
Extraordinary loss per share                                   (0.25)          --         (0.26)          --
                                                          ----------   ----------   -----------  -----------
Basic net income (loss) per share                         $    (0.14)  $     0.46   $      0.38  $      1.20
                                                          ==========   ==========   ===========  ===========

Diluted earnings per share:
Income per share before extraordinary loss                $     0.11   $     0.45   $      0.62  $      1.16
Extraordinary loss per share                                   (0.25)          --         (0.25)          --
                                                          ----------   ----------   -----------  -----------
Diluted net income (loss) per share                       $    (0.14)  $     0.45   $      0.37  $      1.16
                                                          ==========   ==========   ===========  ===========


     The weighted-average shares for diluted earnings per share for the three and nine months ended September 30, 2001 excludes if converted effect of 15,326,000 shares of common stock. These shares are related to the 6.5% subordinated convertible debt, and are excluded due to their antidilutive effect.

4.  Detail of Certain Accounts

                                                                           September 30,        December 31,
  (in thousands)                                                               2001                2000
                                                                        ----------------      --------------

Accounts receivable, net:
  Trade accounts receivable                                             $        166,332      $      190,386
  Royalties receivable                                                            38,101              39,741
  Other receivables                                                               16,048              15,372
                                                                        ----------------      --------------
                                                                                 220,481             245,499
  Allowance for doubtful accounts                                                (14,459)            (19,860)
                                                                        ----------------      --------------
                                                                        $        206,022      $      225,639
                                                                        ================      ==============

Inventories, net:
  Raw materials and supplies                                            $         58,124      $       61,623
  Work-in-process                                                                 26,425              22,701
  Finished goods                                                                 102,242             103,932
                                                                        ----------------      --------------
                                                                                 186,791             188,256
  Allowance for inventory obsolescence                                           (16,502)            (17,993)
                                                                        ----------------      --------------
                                                                        $        170,289      $      170,263
                                                                        ================      ==============

Property, plant and equipment, net:
  Property, plant and equipment, at cost                                $        527,128      $      471,386
  Accumulated depreciation and amortization                                     (128,867)           (104,157)
                                                                        ----------------      --------------
                                                                        $        398,261      $      367,229
                                                                        ================      ==============



5. Related Party Transactions

     In January 2001, the Company made a loan to Mr. Adam Jerney, Chief Operating Officer and President of the Company, of $1,197,864 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options (the "Stock Option Program"). As of September 30, 2001, $318,329 was outstanding under the loan, which is collateralized by 41,427 shares of the Company's common stock and is due in January 2003. In April 2001, the Company made a loan to Mr. Milan Panic, Chairman of the Board and Chief Executive Officer of the Company, of $2,731,519 as part of the Stock Option Program. The loan is collateralized by 286,879 shares of the Company's Common Stock and is due in April 2004. These loans bear interest at a rate of 5.61% per annum in the case of Mr. Jerney and 4.63% per annum in the case of Mr. Panic, compounded annually. Interest is payable annually. These loans are non-recourse with respect to principal and full recourse to the obligor with respect to interest. As of September 30, 2001, the loans are included in the accompanying consolidated condensed balance sheet as a reduction of stockholders' equity.

6. Debt

     In July 2001, the Company completed an offering of $525,000,000 of 6 1/2% convertible subordinated notes due 2008. The notes are convertible into the Company's common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes. Upon the earlier to occur of a public offering of Ribapharm common stock or a spin-off of the Company's wholly-owned subsidiary Ribapharm ("Ribapharm")(if either occurs), Ribapharm will become jointly and severally liable for the obligations under the notes. In the event of a spin-off of Ribapharm, converting note holders would receive the Company's common stock and the number of shares of Ribapharm common stock the note holders would have received had the notes been converted immediately prior to the spin-off. In addition, on August 17, 2001, the Company redeemed the entire aggregate principal amount outstanding of $188,978,000 of the Company's 9 1/4% Senior Notes due 2005 at a redemption price of 104.625% of the principal amount thereof, plus accrued and unpaid interest. In connection with this redemption, the Company recorded an extraordinary loss on early extinguishment of debt of $7,692,000, net of tax, in the third quarter of 2001.

     In July and August 2001, the Company repurchased $114,221,000 principal amount of its 8 3/4% Senior Notes due 2008. In connection with these repurchases, the Company recorded an extraordinary loss on early extinguishment of debt of $13,160,000, net of tax, in the third quarter of 2001.

7.  Commitments and Contingencies

     On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns the status and disposition of the Company's 1994 New Drug Application for Virazole as a monotherapy treatment for Hepatitis C (the "NDA"). The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. The Company and the SEC have engaged in discussions in an effort to determine whether the litigation can be resolved by settlement agreement, but those discussions now appear to be at an impasse. A pre-trial schedule has been set which requires the submission of summary judgment motions in late 2002, the end of discovery by March 17, 2003, and the commencement of trial on May 6, 2003.

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

     The Company is a party to a legal matter at one of its distribution companies in Russia. The matter involves a claim relating to non-payment under a contract entered into in January 1995, prior to the Company's acquisition of this Russian distribution company. The claimant is seeking to recover $6,200,000 in damages, plus expenses. Due to the complex and changing legal environment in Russia, the Company can not estimate the range or amount of possible loss, if any, that may be incurred. The Company intends to vigorously defend this matter, however, an adverse decision could have a material effect on the results of operations of the Company.

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

8. Business Segments

     The Company's five reportable pharmaceutical segments have been combined into two geographical groups: ICN Americas (comprised of the Company's pharmaceutical operations in North America and Latin America) and ICN International (comprised of the Company's pharmaceutical operations in Western Europe, Eastern Europe and Asia, Africa and Australia).

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

     The following table sets forth the amounts of segment revenues and operating income of the Company for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                      -----------------------------   ---------------------------

                                                            2001          2000              2001          2000
                                                      ------------- ---------------   ------------- -------------
Revenues
Product Sales
  Pharmaceuticals
    ICN Americas
      North America                                   $      39,014 $      25,474     $     125,434 $      82,235
      Latin America                                          30,682        32,422            86,412        90,406
                                                      ------------- -------------     ------------- -------------
        Total ICN Americas                                   69,696        57,896           211,846       172,641
                                                      ------------- -------------     ------------- -------------
    ICN International
      Western Europe                                         47,564        46,502           149,941       136,576
      Russia                                                 22,909        25,486            70,265        75,520
      Asia, Africa, Australia                                12,527        14,425            36,168        36,449
                                                      ------------- -------------     ------------- -------------
        Total ICN International                              83,000        86,413           256,374       248,545
                                                      ------------- -------------     ------------- -------------
        Total Pharmaceuticals                               152,696       144,309           468,220       421,186
  Biomedicals                                                14,357        14,033            44,592        44,829
                                                      ------------- -------------     ------------- -------------
        Total product sales                                 167,053       158,342           512,812       466,015
Royalties                                                    24,007        49,000            82,988       125,100
                                                      ------------- -------------     ------------- -------------
        Consolidated revenues                         $     191,060 $     207,342     $     595,800 $     591,115
                                                      ============= =============     ============= =============

Operating Income
Pharmaceuticals
  ICN Americas
    North America                                     $     11,083  $      8,379      $     48,360  $     34,480
    Latin America                                            7,974        11,687            25,630        29,100
                                                      ------------  ------------      ------------  ------------
        Total ICN Americas                                  19,057        20,066            73,990        63,580
                                                      ------------  ------------      ------------  ------------
  ICN International
    Western Europe                                           6,765         6,750            17,612        17,400
    Russia                                                  (1,542)         (983)           (8,045)       (3,054)
    Asia, Africa, Australia                                  1,222         1,114             4,089         2,957
                                                      ------------  ------------      ------------  ------------
        Total ICN International                              6,445         6,881            13,656        17,303
Biomedicals                                                    933         2,324             5,547         3,945
Royalties                                                   24,007        49,000            82,988       125,100
                                                      ------------  ------------      ------------  ------------
        Consolidated segment operating income               50,442        78,271           176,181       209,928

Corporate expenses                                          22,895        14,487            64,415        45,200
Interest income                                             (3,406)       (3,241)           (7,540)       (9,053)
Interest expense                                            15,510        15,339            41,330        45,974
Other (income) loss, net, including
translation and exchange                                     1,347           491            (2,993)        4,547
                                                      ------------  ------------      ------------  ------------
Income before provision for income taxes,
   minority interest and extraordinary loss           $     14,096  $     51,195      $     80,969  $    123,260
                                                      ============  ============      ============  ============

    The following table sets forth the segment total assets of the Company as of September 30, 2001 and December 31, 2000 (in thousands):

                                                                                           Assets
                                                                               September 30,      December 31,
                                                                                    2001              2000
                                                                             ----------------- -----------------

Pharmaceuticals
  ICN Americas
    North America                                                            $         552,060 $         518,033
    Latin America                                                                      140,496           127,031
                                                                             ----------------- -----------------
      Total ICN Americas                                                               692,556           645,064
                                                                             ----------------- -----------------
  ICN International
    Western Europe                                                                     281,051           271,914
    Russia                                                                             159,463           169,032
    Asia, Africa, Australia                                                             68,593            82,206
                                                                             ----------------- -----------------
      Total ICN International                                                          509,107           523,152
                                                                             ----------------- -----------------
        Total Pharmacueticals                                                        1,201,663         1,168,216
Biomedicals                                                                             60,303            61,938
Corporate                                                                              456,456           246,918
                                                                             ----------------- -----------------

Total                                                                        $       1,718,422 $       1,477,072
                                                                             ================= =================



9.  Supplemental Cash Flow Information

     Cash paid for income taxes for the nine months ended September 30, 2001 and 2000 was $19,607,000 and $16,658,000, respectively. Cash paid for interest for the nine months ended September 30, 2001 and 2000 was $35,791,000 and $41,824,000, respectively.

     Other non-cash losses for the nine months ended September 30, 2001 and 2000 included $1,750,000 and $1,750,000, respectively, for compensation expense related to the vesting of restricted stock under the Company's long-term incentive plan.

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

Revenues (in thousands)
                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                      ---------------------------     ---------------------------

                                                            2001           2000            2001          2000
                                                      ------------- -------------     ------------- -------------
Product sales
  Pharmaceuticals
    ICN Americas
      North America                                   $      39,014 $      25,474     $     125,434 $      82,235
      Latin America (principally Mexico)                     30,682        32,422            86,412        90,406
                                                      ------------- -------------     ------------- -------------
        Total ICN Americas                                   69,696        57,896           211,846       172,641
                                                      ------------- -------------     ------------- -------------
    ICN International
      Western Europe                                         47,564        46,502           149,941       136,576
      Russia                                                 22,909        25,486            70,265        75,520
      Asia, Africa, Australia                                12,527        14,425            36,168        36,449
                                                      ------------- -------------     ------------- -------------
        Total ICN International                              83,000        86,413           256,374       248,545
                                                      ------------- -------------     ------------- -------------
        Total pharmaceuticals                               152,696       144,309           468,220       421,186
  Biomedicals                                                14,357        14,033            44,592        44,829
                                                      ------------- -------------     ------------- -------------
        Total product sales                                 167,053       158,342           512,812       466,015
Royalty revenues                                             24,007        49,000            82,988       125,100
                                                      ------------- -------------     ------------- -------------
Total revenues                                        $     191,060 $     207,342     $     595,800 $     591,115
                                                      ============= =============     ============= =============

Cost of product sales                                 $      65,465 $      64,230     $     204,415 $     185,931

Gross profit margin on product sales                           61%           59%               60%           60%


Three months ended September 30, 2001 compared to 2000

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

     Royalty revenues for the three months ended September 30, 2001 were $24,007,000 compared to $49,000,000 for the same period of 2000, a decrease of $24,993,000 (51%). The Company believes the decrease is primarily due to lower sales of Rebetron(TM) by Schering-Plough resulting from a delay in the launch of Peg-Intron(TM) (pegylated interferon) until October 2001.

ICN Americas

     In the North America Pharmaceuticals segment, revenues for the three months ended September 30, 2001 were $39,014,000, compared to $25,474,000 for the same period of 2000, an increase of $13,540,000 (53%). In 2001, revenues include sales of $6,418,000 attributable to the assets purchased from Medical Alliance in January 2001. Additionally, North American revenues benefited from strong gains in sales of skin care products, which includes Efudex(R), Kinerase(R) and bleaches. Sales of skin care products increased $5,982,000 (60%) in the third quarter of 2001 compared to 2000.

     In the Latin America Pharmaceuticals segment, revenues for the three months ended September 30, 2001 were $30,682,000, compared to $32,422,000 for the same period of 2000. The decrease of $1,740,000, or 5%, is primarily due to a decrease in sales volume in Mexico related to reduced inventory levels at distributors.

ICN International

     In the Western Europe Pharmaceuticals segment, revenues for the three months ended September 30, 2001 were $47,564,000 compared to $46,502,000 for the same period of 2000, an increase of $1,062,000. The increase is primarily due to new product acquisitions partially offset by a 3% decrease in the value of the Euro.

     In the Russia Pharmaceuticals segment, revenues for the three months ended September 30, 2001 were $22,909,000, compared to $25,486,000 for the same period of 2000. The decrease of $2,577,000, or 10%, is primarily attributable to a decrease in Russia's wholesale distribution business.

     In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended September 30, 2001 were $12,527,000 compared to $14,425,000 for the same period of 2000. The decrease of $1,898,000, or 13%, is due to a decrease in product sales.

     Gross Profit: Gross profit margin on product sales increased from 59% for the three months ended September 30, 2000 to 61% for the same period of 2001. The increase in gross margin is reflective of higher margins on sales of products in the North American region. Gross profit margins in Western Europe and Latin America regions for the three months ended September 30, 2001 were consistent with the comparable period of 2000. The AAA region experienced a decrease in gross margin as a result of higher manufacturing costs incurred on the transfer of products acquired from Roche and SmithKline Beecham to company-owned facilities or toll manufacturers. The Russian region experienced a decrease in gross margin due to a shift in product mix.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $83,206,000 for the three months ended September 30, 2001, compared to $66,164,000 for the same period in 2000, an increase of $17,042,000 (26%). The increase reflects additional expenses of $6,633,000 related to acquisitions and higher selling expenses associated with the 6% increase in product sales. Additionally, corporate general and administrative expenses increased $6,482,000 due to increased professional fees, and two insurance recoveries totaling $2,550,000 received in the third quarter of 2000.

     Research and Development: Research and development expenses were $6,944,000 for the three months ended September 30, 2001, compared to $5,711,000 for the same period in 2000, an increase of $1,233,000 (22%). The increase resulted from the Company's continued expansion of research and development activities. The Company continues to expect to increase its research and development spending in the fourth quarter of 2001.

     Amortization of goodwill and intangibles: Amortization of goodwill and intangibles was $7,898,000 for the three months ended September 30, 2001, compared to $7,453,000 for the same period of 2000. The increase of $445,000 was primarily the result of the amortization of goodwill related to the acquisition of Medical Alliance, which occurred in early 2001.

     Other (income) loss, net including translation and exchange: Other (income) loss, net including translation and exchange was $1,347,000 for the three months ended September 30, 2001 compared to $491,000 for the same period in 2000. In the third quarter of 2001, translation and exchange losses consisted primarily of translation losses of $428,000 related to the net monetary asset position of the Company's Russian subsidiaries and transaction losses of $334,000 and $473,000 related to the Company's operations in Puerto Rico and AAA regions, respectively. In the third quarter of 2000, transaction losses principally consisted of losses of $715,000 related to our operations in Puerto Rico and $274,000 in the Company's Biomedical Segment offset by transaction gains of $233,000 in the Western and Central Europe Segment and translation gains of $188,000 related to the net monetary asset position of the Company's Russian subsidiaries.

     Interest Income and Expense: Interest expense during the three months ended September 30, 2001 increased $171,000 compared to the same period in 2000. During July 2001, the Company completed its offering of $525,000,000 of 6.5% convertible debt. In connection with the offering of the convertible debt, the Company redeemed the entire aggregate principal amount outstanding of $188,978,000 of the Company's 9 1/4% Senior Notes on August 17, 2001. The reduction of interest expense related to the lower effective interest rate on the convertible debt was offset by a higher average aggregate principal balance of all debt outstanding during the third quarter of 2001.

     Income Taxes: The Company's effective income tax rate for the three months ended September 30, 2001 was 33% compared to 29% for the comparable period of 2000. The provision for income taxes reflects higher taxable income in the United States and losses incurred in tax jurisdictions that do not create a corresponding reduction in current taxes.

Nine months ended September 30, 2001 compared to 2000

     Royalty revenues: Royalty revenues for the nine months ended September 30, 2001 were $82,990,000 compared to $125,102,000 for the same period of 2000, a decrease of $42,112,000 (34%). The Company believes the decrease is primarily reflective of a slowdown in sales of Rebetron(TM) by Schering-Plough as physicians awaited marketing authorization pending FDA review and clearance for the use of pegylated interferon with ribavirin, which occurred in August 2001. Additionally, the launch of Peg-Intron(TM) (pegylated interferon) was delayed until October 2001.

ICN Americas

     In the North America Pharmaceuticals segment, revenues for the nine months ended September 30, 2001 were $125,434,000, compared to $82,235,000 for the same period of 2000. The increase of $43,199,000, or 53%, includes sales of $23,808,000 attributable to the assets purchased from Medical Alliance in January 2001. Additionally, North American revenues benefited from strong gains in sales of skin care products, which were $49,872,000 in 2001 compared to $33,181,000 in 2000, an increase of $16,691,000 (50%).

     In the Latin America Pharmaceuticals segment, revenues for the nine months ended September 30, 2001 were $86,412,000, compared to $90,406,000 for the same period of 2000. The decrease of $3,994,00, or 4%, is primarily due to a decrease in sales volume in Mexico related to reduced inventory levels at distributors.

ICN International

     In the Western Europe Pharmaceuticals segment, revenues for the nine months ended September 30, 2001 were $149,941,000 compared to $136,576,000 for the same period of 2000. The increase of $13,365,000, or 10%, includes revenues of $7,369,000 attributable to acquisitions and an increase in sales in Poland of $5,329,000.

     In the Russia Pharmaceuticals segment, revenues for the nine months ended September 30, 2001 were $70,265,000, compared to $75,520,000 for the same period of 2000. The decrease of $5,255,000, or 7%, is primarily attributable to a decrease in Russia's wholesale distribution business.

     In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the nine months ended September 30, 2001 were $36,168,000 compared to $36,449,000 for the same period of 2000. The decrease of $281,000, is due to the discontinuance of certain low margin product sales and the pharmaceutical industry mandated withdrawal from the market of Eskornade, a cough and cold product, which contains the active ingredient PPA (phenyl-propanolamin), partially offset by the acquisition of the Solco product line of $5,872,000.

     Gross Profit: Gross profit margin on product sales remained consistent at 60% for the nine months ended September 30, 2001, compared to 2000. Higher gross margin in the North American region was offset by lower margins in the Western and Central Europe and Russian regions. Gross profit margins in the Latin America and AAA regions were consistent with the comparable period of 2000.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $235,846,000 for the nine months ended September 30, 2001, compared to $205,029,000 for the same period in 2000, an increase of $30,817,000 (15%). The increase reflects additional selling, general and administrative expenses of $22,638,000 related to acquisitions completed in early 2001 and in the third quarter of 2000. Additionally, corporate general and administrative expenses increased $8,519,000 due to increased professional fees related to shareholder matters.

     Research and Development: Research and development expenses for the nine months ended September 30, 2001 were $19,767,000, compared to $12,564,000 for the same period in 2000. The increase reflects the continued expansion of research and development primarily in the areas of antiviral and anticancer drugs.

     Other (income) loss, net including translation and exchange: Other (income) loss, net including translation and exchange was $(2,993,000) for the nine months ended September 30, 2001 compared to $4,547,000 for the same period in 2000. In the nine months of 2001, the Company recorded other income in connection with the licensing of Levovirin(TM) to F. Hoffmann-La Roche in 2001 offset by translation and exchange losses of $2,007,000. Translation losses for 2001 principally consisted of translation losses of $897,000 related to the net monetary asset position of the Company's Russian subsidiaries and transaction losses of $850,000 related to the AAA operations. Translation losses for 2000 principally consisted of translation losses of $2,646,000 related to the net monetary asset position of the Company's Russian subsidiaries and transaction losses of $1,217,000 related to operations in Puerto Rico.

     Interest Income and Expense: Interest expense during the nine months ended September 30, 2001 decreased $4,644,000 compared to the same period in 2000, primarily due to the repurchase of Senior Notes during the fourth quarter of 2000 and in the second quarter of 2001. Interest income decreased from $9,052,000 in 2000 to $7,540,000 in 2001, as a result of the decrease in cash balance and decline in interest rates during the first nine months of 2001 as compared to the same period of 2000.

     Income Taxes: The Company's effective income tax rate for the nine months ended September 30, 2001 was 35% compared to 24% for 2000. The increase in the effective tax rate results from the recognition of deferred tax assets amounting to $12,250,000 through the reduction of the related valuation allowance for capital loss carryforwards during 2000. Excluding the reduction of the valuation allowance, the effective tax rate for the nine-months of 2000 was 34%.

Liquidity and Capital Resources

     During the nine months ended September 30, 2001 cash provided by operating activities totaled $114,865,000 compared to $134,763,000 in 2000. Operating cash flows reflect the Company's net income of $30,589,000 net of noncash charges (including depreciation, minority interest, extraordinary loss and foreign exchange gains and losses) of $83,682,000, and working capital decreases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $594,000. The working capital decreases principally consist of a decrease of $19,349,000 in accounts receivable, an increase of $9,178,000 in income taxes payable and an increase of $2,896,000 in trade payables and accrued liabilities offset by an increase of $25,948,000 in prepaid expenses and other assets and a decrease of $4,708,000 in other liabilities.

     Cash used in investing activities was $94,172,000 for the nine months ended September 30, 2001 compared to $58,671,000 for the same period of 2000. In 2001, net cash used in investing activities principally consisted of acquisitions totaling $38,857,000 and payments for capital expenditures of $53,023,000 principally representing an increase in the investment in research and development facilities in North America and distribution facilities in Western Europe. In 2000, the Company made acquisitions of license rights, product lines and businesses amounting to $30,854,000 (net of acquired cash of $4,613,000) and capital expenditures of $28,617,000, principally representing production equipment in Western Europe and an increase in the investment in research and development facilities in North America.

     Cash provided by financing activities totaled $156,776,000 for the nine months ended September 30, 2001. Proceeds from issuance of long-term debt totaled $508,872,000 including net proceeds from an offering of $525,000,000 of 6 1/2% convertible subordinated notes due 2008 which the company completed in July 2001. Proceeds from the exercise of stock options totaled $11,130,000. The Company used cash for payments on long-term debt of $345,346,000 principally consisting of the repurchase of $190,645,000 principal of its outstanding 9 1/4% Senior Notes and $117,559,000 principal of its outstanding 8 3/4% Senior Notes. Cash dividends paid on common stock totaled $17,902,000. Cash used in financing activities totaled $24,656,000 for the nine months ended September 30, 2000, including payments of cash dividends on common stock of $16,992,000, payments on long-term debt of $12,746,000 and payments on notes payable of $7,890,000. These payments were offset by proceeds from the exercise of stock options of $7,248,000 and proceeds from the issuance of notes payable of $5,724,000.

     The current economic condition in Russia continues to impact the Company's operating cash flows in Russia, as some of the Company's Russian customers continue to experience liquidity shortages. The Company may need to invest additional working capital in Russia to maintain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities.

     Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements in the near term and to fund anticipated acquisitions and capital expenditures, including the continued development of its research and development program. The Company also has several preliminary acquisition prospects that may require funds through the years 2001 and 2002. However, there is no assurance that any such acquisitions will be consummated. The Company may also seek additional financing to finance future acquisitions.

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of September 30, 2001, the
Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company's liquidity and financial performance

Restructuring

     On June 15, 2000, the Company publicly announced a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company's royalty stream from ribavirin and the Company's U.S. research and development operations) ("Ribapharm"), ICN International AG (comprised of the Company's operations in Western Europe, Eastern Europe and Asia, Africa and Australia) ("ICN International") and ICN Americas (comprised of the Company's operations in North America, Latin America and Biomedicals) ("ICN Americas"). The Company can give no assurance as to whether or when the restructuring will take place. The Company believes that sale of interests in ICN International would not require the consent of noteholders but that the initial public offering or spin-off of Ribapharm would require the consent of the holders of the Company's 8 3/4% senior notes.

     The Company intends for Ribapharm to become a separate publicly traded company. To achieve this objective, the Company may sell a minority of Ribapharm's common stock in an underwritten public offering. The Company may seek approval from its stockholders for the public offering The shares to be sold in the Ribapharm public offering will either be already outstanding shares held by the Company or new shares issued by Ribapharm. If the Company were to sell Ribapharm common shares in the Ribapharm offering, the Company would recognize taxable income on the proceeds it receives, which may be offset against the Company's net operating loss carryforwards. The Company has filed a registration statement with the Securities and Exchange Commission to effect the Ribapharm public offering. Following the Ribapharm public offering, the Company may distribute its remaining interest in Ribapharm to the Company's stockholders on a tax-free basis. Any distribution by the Company of its remaining interest in Ribapharm to the Company's stockholders is subject to obtaining a ruling from the Internal Revenue Service or an opinion of counsel that the distribution will qualify as a tax-free spin-off, compliance with all other applicable laws and approval of the holders of the Company's 8 3/4% senior notes or repayment of those notes. The Company may effect the Ribapharm distribution without undertaking a Ribapharm public offering if the maximum number of shares that could be sold in the Ribapharm public offering would not provide a sufficiently liquid market for those shares or if the Company concludes that, taking into account the funds that the Company received from the private placement of the 6 1/2% convertible subordinated notes, cash on hand and other financings, an additional equity financing would not be necessary to repurchase all of the Company's outstanding 8 3/4% senior notes and provide for the Company's working capital requirements.

     The Company intends to sell up to a 40% interest in ICN International in an offering. The Company intends to apply for listing of the shares of ICN International on the Budapest Stock Exchange and global depositary receipts on the London Stock Exchange. Subject to market conditions and regulatory approvals the Company expects to complete the offering of ICN International as soon as practicable.

     In addition to continuing the Company's operations in North America, Latin America and Biomedicals, ICN Americas will hold the remaining interests in ICN International and Ribapharm until these interests are disposed of by ICN Americas, as discussed above.

Foreign Operations

     Approximately 63% of the Company's revenues for the nine months ended September 30, 2001 and 2000 were generated from operations outside the United States. All of the Company's foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

     As a result of the changing political environment in Yugoslavia, the Company is attempting to regain control of ICN Yugoslavia. There can be no assurance that the Company will be successful in its efforts.

Russia

     While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 27.5 rubles to $1 by the end of 1999. To date, the ruble continues to fluctuate, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     At September 30, 2001 the ruble exchange rate was 29.4 rubles to $1 as compared with a rate of 28.2 rubles to $1 at December 31, 2000. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $428,000 and $897,000, respectively, related to its Russian operations during the three and nine month periods ended September 30, 2001. As of September 30, 2001, ICN Russia had a net monetary asset position of approximately $11,012,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to manage its net monetary exposure.

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

     See Note 7 of Notes to the Consolidated Condensed Financial Statements for legal proceedings that affect the Company's Russian subsidiaries.

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

Euro Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency called the "Euro." The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of January 1, 1999. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

     The Company expects its affected subsidiaries to continue to operate primarily in their respective legacy currencies through December 2001. The majority of the Company's affected subsidiaries currently can accommodate transactions for customers or suppliers operating in either the legacy currency or the Euro. Action plans are currently being implemented which are expected to result in full compliance with all laws and regulations relating to the Euro conversion. Such plans include the adaptation of information technology and other systems to accommodate Euro-denominated transactions as well as the requirements of the transition period. The Company is also addressing the impact of the Euro on its currency exchange-rate risk, taxation, contracts, competition and pricing. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management's judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk-sensitive instruments whose value is subject to market price risk.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the following analysis.

     Interest Rate Risk: The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At September 30, 2001, the Company had $11,005,000 of foreign-currency-denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8-3/4% Senior Notes due 2008 and its 6-1/2% Convertible Subordinated Notes due 2008) totaling approximately $719,600,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. As of September 30, 2001, the fair market value of the Company's fixed rate debt (principally its 8 3/4% and 6 1/2% Convertible Notes) exceeded the face value by approximately $40 million.

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

         15.1     Review Report of Independent Accountants

         15.2     Awareness Letter of Independent Accountants


(b)      Reports on Form 8-K.

         During the quarter ended September 30, 2001, the following reports on Form 8-K were filed by the Registrant:

         1. Current report on Form 8-K dated July 2, 2001 (the date of the earliest event reported), filed on July 3, 2001, for the purpose of reporting , under Item 7, the Registrant's announcement of proposed $250 million convertible subordinated notes offering.

         2. Current report on Form 8-K dated July 13, 2001 (the date of the earliest event reported), filed on July 13, 2001, for the purpose of reporting, under Item 5 and 7, the agreement to sell in a private offering $400 million of convertible subordinated notes.

         3. Current report on Form 8-K dated July 18, 2001 (the date of the earliest event reported), filed on July 18, 2001, for the purpose of reporting, under Item 5 and 7, the closing of a private offering of $400 million of convertible subordinated notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ICN PHARMACEUTICALS, INC.
                                                      Registrant


Date:  November 14, 2001                              /s/   Milan Panic
                                                      --------------------------------------------------------
                                                      Milan Panic
                                                      Chairman of the Board and Chief Executive Officer


Date:  November 14, 2001                              /s/   Richard A. Meier
                                                      --------------------------------------------------------
                                                      Richard A. Meier
                                                      Executive Vice President and Chief Financial Officer


Date:  November 14, 2001                              /s/   John E. Giordani
                                                      --------------------------------------------------------
                                                      John E. Giordani
                                                      Executive Vice President
                                                      (principal accounting officer)


                                  EXHIBIT INDEX

Exhibit
-------

   15.1       Review Report of Independent Accountants
   15.2       Awareness Letter of Independent Accountants

 Exhibit 15.1


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors of
ICN Pharmaceuticals, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and its subsidiaries as of September 30, 2001 and the related consolidated condensed statements of income, comprehensive income and cash flows for each of the three-month and nine-month periods ended September 30, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001, except for Note 12, as to which the date is March 15, 2001, which included an emphasis of matter paragraph related to the Company's change in method of accounting for ICN Yugoslavia, a previously consolidated subsidiary, as more fully described in Notes 2 and 14 to the consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
November 1, 2001

Exhibit 15.2


                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS



November 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549



Commissioners:

We are aware that our report dated November 1, 2001 on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company') as of and for the period ended September 30, 2001 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-4 (File No. 333-63721), on Form S-8 (File Nos. 33-56971, 333-81383 and 333-73098) and on Form S-3 (File Nos. 333-10661
and 333-67376).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California