Form 10-K
period 2001-12-31
ICN PHARMACEUTICALS INC
filed 2002-03-27
CIK 930184

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001.

Commission File Number 1-11397

ICN Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Hyland Avenue, Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

Registrant’s telephone number, including area code: (714) 545-0100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $.01 par value (Including associated preferred stock purchase rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

      The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on March 21, 2002, was approximately $2,569,289,058.

      The number of outstanding shares of the Registrant’s common stock as of March 21, 2002 was 82,677,075.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information contained in ICN Pharmaceuticals, Inc.’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

PART I
1.	Business	2
2.	Properties	17
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	18
PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	18
6.	Selected Financial Data	19
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
7A.	Quantitative and Qualitative Disclosures About Market Risk	32
8.	Financial Statements and Supplementary Data	35
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
PART III
10.	Directors and Executive Officers of the Registrant	64
11.	Executive Compensation	64
12.	Security Ownership of Certain Beneficial Owners and Management	64
13.	Certain Relationships and Related Transactions	64
PART IV
14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	65

PART I

Item 1.	Business

Introduction

      ICN Pharmaceuticals, Inc. (the “Company”) is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products. In 2001, the Company had revenues of $858.1 million and net income of $64.1 million. Based on the closing price of the Company’s common stock on the New York Stock Exchange on March 21, 2002, the Company has an equity market capitalization of approximately $2.6 billion.

      The Company distributes and sells a broad range of prescription (or “ethical”) and over-the-counter (“OTC”) pharmaceutical and nutritional products in over 100 countries. These pharmaceutical products treat viral and bacterial infections, diseases of the skin, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders.

      The Company pursues a strategy of international expansion which includes: (i) the acquisition of high margin products that complement existing product lines and can be introduced into new markets to meet the specific needs of those markets; (ii) the creation of a pipeline of new products through internal research and development, as well as strategic partnerships, licensing arrangements and acquisitions; and (iii) the consolidation of the Company’s leadership position in Central and Eastern Europe, including Russia. In executing this strategy, the Company believes that it is uniquely positioned to continue to exploit its basic competitive advantages: (i) large enough economies of scale in its global distribution network not enjoyed by smaller pharmaceutical companies that provide opportunities to develop and register multi-regional products; and (ii) small enough economies of scale in much of its manufacturing and production facilities and its local and regional sales and marketing groups that provide for higher profitability on the Company’s smaller, niche products that cannot be achieved by the larger pharmaceutical companies.

      The Company’s research and development efforts are primarily focused on the discovery, development, acquisition and commercialization of innovative products for the treatment of unmet medical needs, principally in the antiviral and anticancer areas. The Company’s current research and development program areas include hepatitis C, hepatitis B, cancer and HIV, each of which affects a large number of patients. The Company seeks to capitalize on an extensive library of nucleoside analogs and other compounds that has already lead to the discovery and development of ribavirin.

      The Company operates in two principal business areas: the pharmaceutical business which comprises approximately 93% of the Company’s 2001 total revenue, and the biomedical business which makes up the remainder. The Company’s pharmaceutical business operates as five regional businesses: North America, Latin America, Western Europe (including Poland, Hungary and the Czech Republic), Eastern Europe (predominantly Russia), and Asia, Africa and Australia (“AAA”). The regional businesses are each comprised of a number of local operating subsidiaries most of which are owned directly or indirectly through the Company’s principal operating company in the United States. The Company’s biomedical business operates in three primary areas: research chemicals, dosimetry and diagnostic equipment.

Restructuring

      The Company currently is in the process of implementing a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company’s royalty stream from ribavirin and the Company’s U.S. research & development operations), ICN International AG (comprised of the Company’s operations in Western Europe, Eastern Europe and Asia, Africa and Australia) and ICN Americas (comprised of the Company’s operations in North America and Latin America and the biomedicals business).

Ribapharm

      Ribapharm Inc. (“Ribapharm”), which is currently one of the Company’s wholly-owned subsidiaries, is a biotechnology company that seeks to discover, develop, acquire and commercialize innovative products for the treatment of significant unmet medical needs, principally in the antiviral and anticancer areas. Ribapharm’s product ribavirin is an antiviral drug that Schering-Plough markets under license from the Company.

      In connection with the restructuring, the Company has contributed to Ribapharm:

•	subject to the approval of the holders of a majority of the outstanding 8 3/4% Notes due 2008 (the “8 3/4% Notes”), the Company’s right, title and interest under the Schering-Plough license, which would entitle Ribapharm to receive all of the royalties from Schering-Plough in connection with the sale of oral forms of ribavirin from the time Ribapharm becomes a separate publicly traded company;

•	all the chemical compounds contained in the Company’s chemical compound library, along with all associated records, journals and data;

•	all intellectual property rights, including all patents, copyrights and trademarks, related to Ribapharm’s business, including all intellectual property rights held by the Company in ribavirin, TiazoleTM, AdenazoleTM, LevovirinTM, ViramidineTM and the chemical compounds in the Company’s nucleoside analog library;

•	all of the equipment and furniture contained in, and personnel employed in, Ribapharm’s research and development department in the Costa Mesa facility; and

•	all other assets used in the conduct of Ribapharm’s business.

      The approval of the holders of the 8 3/4% Notes was obtained as a result of the receipt of the requisite consents necessary to remove the covenants restricting the transfer of the Schering-Plough license to Ribapharm. However, these consents do not become operative until the 8 3/4% Notes are purchased by the Company pursuant to an offer to purchase and consent solicitation (the “Tender Offer”) for all of the Company’s outstanding 8 3/4% Notes. The Tender Offer is contingent, at the option of the Company, upon completion of an initial public offering of Ribapharm common stock (the “Ribapharm IPO”).

      The Company intends for Ribapharm to become a separate publicly traded company. To achieve this objective, the Company intends to complete the Ribapharm IPO. The shares to be sold in the Ribapharm IPO will be shares owned by the Company and the Company would recognize taxable income on the proceeds it receives. A portion of the proceeds from the Ribapharm IPO would be used to purchase all of the outstanding 8 3/4% Notes in connection with the Tender Offer. The Company has filed a registration statement with the Securities and Exchange Commission to effect the Ribapharm IPO. Following the Ribapharm IPO, the Company is committed to distributing its remaining interest in Ribapharm to the Company’s stockholders (the “Spin-Off”) on a tax-free basis. The distribution will be subject to a ruling from the U.S. Internal Revenue Service (“IRS”) or a favorable opinion from the Company’s counsel regarding the federal tax consequences of the Spin-Off, compliance with all other legal and regulatory provisions including SEC regulations, Delaware General Corporate Law provisions regarding the payment of dividends and compliance with applicable fraudulent conveyance laws, and completion of the Tender Offer. The Company may seek approval of the Spin-Off by its stockholders. In order for the Spin-Off to be tax-free to the Company’s stockholders, the Company must distribute to its stockholders at least 80% of the issued and outstanding common stock of Ribapharm. This requirement limits the number of shares of Ribapharm common stock that can be sold in the Ribapharm IPO or thereafter

      Upon the earlier of the Ribapharm IPO or the Spin-Off, Ribapharm will become jointly and severally liable for the obligations under the Company’s $525 million 6 1/2% subordinated convertible notes. In addition, after the Spin-Off, a holder will also receive shares of Ribapharm common stock upon conversion of notes. The number of shares received will be the same number of shares of Ribapharm common stock as the holder would have received had the holder converted the notes immediately prior to the record date for the Spin-Off.

      The Company may not undertake the Ribapharm IPO at all if the maximum number of shares that could be sold in the offering, taking into account the foregoing limitations, would not provide a sufficiently liquid market. On March 12, 2002, the Company filed for a request with the IRS for a ruling that the Spin-Off will qualify as a tax free spin-off under U.S. tax laws. Typically, it takes four to six months from the date of submission of a ruling request for the IRS to make a determination. The Company cannot assure you that it will not take longer for the IRS to rule on the Company’s request or that the IRS will issue a favorable ruling. Nor can the Company assure you that the Company will be able to obtain a favorable opinion from its counsel or that the IRS or a court will agree with the conclusions reached in that opinion. Furthermore, the Company’s commitment to effect the spin-off does not constitute a binding legal obligation to do so. There can be no assurance that the Ribapharm IPO or the Spin-Off will be completed.

      Copies of the preliminary prospectus relating to the offering of shares of common stock of Ribapharm Inc. may be obtained from the offices of UBS Warburg LLC, 299 Park Avenue, New York, New York 10171, telephone 212-821-3000; or from CIBC World Markets Corp., 417 5th Avenue, 2nd Floor, New York, NY 10016, (212) 667-7200; or from SG Cowen Securities Corporation, 1221 Avenue of the Americas, 6th Floor, New York, NY 10020 (212) 278-6000.

      A registration statement relating to the shares of common stock of Ribapharm has been filed with the U.S. Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ICN International

      ICN International AG (“ICN International”) develops, manufactures and sells prescription and over-the-counter branded pharmaceutical products throughout Europe, Asia, Africa and Australia. The Company currently intends to sell up to a 40% interest in ICN International in an offering outside the United States, although it is possible that a portion of the offering will be sold in the United States in a private placement. It is the Company’s longer term intention to sell its remaining interest in ICN International, subject to market conditions and regulatory requirements. There can be no assurance that an offering of ICN International will be completed.

      Any securities of ICN International offered will not be and have not been registered under the U.S. Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption from registration requirements.

ICN Americas

      ICN Americas will be comprised of the Company’s remaining assets. These include the pharmaceutical operations in North, Central and South America, as well as the biomedical operations worldwide and the NLiteTM product. In addition, ICN Americas will hold the remaining interests in ICN International and Ribapharm until such time as these interests are disposed of as discussed above.

Acquisitions

      The Company, as a fundamental aspect of its growth strategy, actively pursues acquisitions throughout its regions of operations. Currently, the Company has operations in twelve of the top fifteen pharmaceutical markets, as measured by sales. Over the past three years, the Company has acquired a variety of products and a number of companies around the world. The following is a summary of the Company’s acquisitions.

      In August 2001, the Company acquired certain assets from an Argentine company, New Pharma S.A., for 23.8 million Argentine pesos, of which $8.4 million was paid in cash and the balance as a note payable ($9.6 million as of December 31, 2001). The note is payable through February 2003 and accrues interest at 6% per annum. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

      Effective January 1, 2001, the Company acquired certain assets from Medical Alliance, Inc., a provider of office based surgical services, for $14.4 million in cash. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

      Throughout 2001, the Company acquired the rights to certain products in Western Europe and Eastern Europe from several companies for total consideration of $26.2 million. None of these product acquisitions are material to the financial position or results of operations of the Company.

      In July 2000, the Company acquired the Swiss pharmaceutical company Solco Basel AG for $30.4 million, of which $25.2 million was paid in cash ($4 million of cash was received as part of the Solco assets) and the balance in 125,000 shares of the Company’s common stock. Under the terms of the Company’s agreement with the sellers, the Company has guaranteed a per share price initially at CHF 64 ($38.56 at December 31, 2001), increasing at a rate of 4% per annum through June 30, 2002. If the holders of the shares sell any of the shares prior to June 30, 2002, the Company is entitled to one-half of any proceeds realized in excess of the guaranteed price. If the market price of the Company’s common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment in cash. The aggregate guaranteed value of the shares held by the sellers exceeds the market value by approximately $1.1 million as of December 31, 2001.

      In September 1999, the Company acquired a chain of 88 retail outlets in Moscow and St. Petersburg, Russia, for $7.6 million in cash. The purchase complements the Company’s plan to vertically integrate the Russian market and provides the Company with the ability to effectively implement one element of its distribution strategy.

Royalty Agreement and Revenues

      In 1995, the Company entered into an Exclusive License and Supply Agreement (“License Agreement”) with Schering-Plough Ltd. (“Schering-Plough”) whereby Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alfa-2b (the “Combination Therapy”). The License Agreement provided the Company an initial non-refundable payment and future royalty payments from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole®. In 1998, the Company sold to Schering-Plough its rights to co-market oral ribavirin for the treatment of hepatitis C in the European Union in exchange for increased royalty rates on sales of ribavirin worldwide. Accordingly, Schering-Plough currently has exclusive worldwide marketing rights for oral forms of ribavirin for hepatitis C and is responsible for all clinical development and regulatory activities. As part of the original agreement, Schering-Plough was required to purchase $42 million of the Company’s common stock. In 1999, after certain regulatory milestones were achieved, Schering-Plough purchased 2,041,498 shares of the Company’s common stock, fulfilling its obligation.

      In June 1998, Schering-Plough received approval from the United States Food and Drug Administration (“FDA”) to market Combination Therapy under the brand name RebetronTM for the treatment of HCV in patients with compensated liver disease who have relapsed following interferon alpha therapy and began selling Combination Therapy in the United States. On June 16, 1998, Schering-Plough filed a supplemental New Drug Application (“NDA”) with the FDA for Combination Therapy for the treatment of HCV in patients with compensated liver disease previously untreated with interferon alpha therapy (referred to as treatment-naive patients) and in December 1998, this supplemental NDA was approved by the FDA.

      In May 1999, the European Union’s (“EU”) Commission for the European Communities (the “EU Commission”) granted marketing authorization to Schering-Plough to market Rebetol® (ribavirin) capsules for use in combination with interferon alfa-2b injection (marketed as Intron®A in certain countries) for the treatment of both treatment relapsed and treatment-naive HCV patients. The EU Commission’s approval resulted in a single Marketing Authorization with unified labeling that was immediately valid in all 15 EU Member States.

      In January 2001, the FDA granted Schering-Plough authorization to market pegylated interferon alfa-2b, a longer lasting form of interferon alfa-2b, as a monotherapy for the treatment of HCV for patients who have not previously been treated with interferon alpha-2b.

      In March 2001, the EU granted Schering-Plough authorization to market Peg-IntronTM (pegylated interferon alfa-2b) Injection with Rebetol® (ribavirin) capsules as combination therapy for the treatment of both relapsed and treatment-naive adult patients with histologically proven HCV. EU Commission approval of the centralized Type II variations to the Marketing Authorizations for Peg-Intron™ and Rebetol® resulted in unified labeling that was immediately valid in all 15 EU-Member States and Iceland and Norway.

      In July 2001, Schering-Plough received authorization from the FDA to market ribavirin capsules in the U.S. under the brand name Rebetol® separately for use only in combination with interferon alfa-2b. Schering-Plough now sells ribavirin separately as well as part of a package with interferon alfa-2b.

      In August 2001, the FDA granted Schering-Plough authorization to market Peg-IntronTM (pegylated interferon alfa-2b) for use in combination therapy with Rebetol for the treatment of HCV in patients with compensated liver disease previously untreated with interferon alfa-2b and who are at least 18 years of age.

      In November 2001, Schering-Plough received marketing approval from the Ministry of Health, Labor and Welfare of Japan for ribavirin in combination with interferon alfa-2b for the treatment of HCV. The combination therapy is the first combination therapy approved in Japan for treating patients with HCV. In December 2001, Schering-Plough received pricing approval for this combination therapy in Japan.

      Schering-Plough also markets the combination therapy in many other countries around the world based on the U.S. and EU regulatory approvals.

      According to the Centers for Disease Control and Prevention, approximately four million Americans are chronically infected with HCV. Of these, approximately 20% – 25% are expected to develop liver cirrhosis, of which 20% – 30% are expected to go on to develop liver cancer or liver failure requiring liver transplant. An equal or greater degree of disease prevalence is projected in Western Europe. In Japan, the number of people chronically infected with HCV is estimated to be between 1.5 million and 2.0 million.

      Royalty revenues under the License Agreement were $137.0 million, $155.1 million and $108.9 million for 2001, 2000 and 1999, respectively.

      Schering-Plough has informed the Company that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. The Company does not agree with Schering-Plough’s interpretation of the License Agreement. However, in August 2001, Schering-Plough withheld approximately $11.6 million from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to the Company through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized the approximately $11.6 million of withheld royalty payments for the retroactive adjustment and approximately $3 million of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. These amounts are included on the Company’s balance sheet as a receivable. The Company has not established a reserve for these amounts because, in the opinion of the Company’s management, collectibility is reasonably assured. Since the second quarter of 2001, the Company no longer recognizes any of these withheld royalty payments as income as the Company can no longer determine such amounts due to a lack of information provided by Schering-Plough.

      In addition to the use of ribavirin in Combination Therapy, the Company markets ribavirin under its own trademark Virazole® for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus (“RSV”). In the United States and Europe, Virazole® is approved for use in hospitalized infants and children with severe lower respiratory infections due to RSV.

Products

      During 2001, the ten pharmaceutical products generating the greatest sales volume for the Company represented approximately 30% of the Company’s worldwide pharmaceutical sales. The following table summarizes the Company’s top ten pharmaceutical products based on sales in 2001:

			2001	% of
		Therapeutic	Product	Product
Product	Generic Name	Category/Indication	Sales	Sales

			(In millions)
Efudix®/Efudex®	fluorouracil	Antineoplastic/Actinic	$45.1	7%
		Keratosis
Mestinon®	pyridostigmine bromide	Anticholinesterase/	42.4	6
		Myasthenia gravis
Bedoyecta®	Vitamin B complex	Vitamin supplement	25.3	4
Bleaches	hydroquinone	Dermatological	13.9	2
Virazole®	ribavirin	Antiviral	13.6	2
Kinerase®	N(6) — furfuryladenine 0.1%	Dermatological	13.2	2
Nuclosina®	omeprazole	Gastrointestinal	12.7	2
Dalmane®/Dalmadorm®	flurazepam/dihydrochloride	Sedative/sleep disorders	11.8	2
Ancotil®/Ancobon®	flucytosine	Antifungal	9.8	2
Oxsoralens	methoxsalen	Dermatological	10.1	1

Sub-total			197.9	30
All others			463.3	70

Total pharmaceutical product sales, excluding royalty revenue			$661.2	100%

Antivirals

      The Company sells its antiviral drug, ribavirin, under the tradename Virazole® in North America and most European countries. Ribavirin is sold as Vilona® and Virazide® in Latin America and Virazide® in Spain. Reference to the sale of Virazole® includes sales made under the trademarks Vilona® and Virazide®. Ribavirin accounted for approximately 2%, 3% and 1% of the Company’s product sales for the years ended December 31, 2001, 2000 and 1999, respectively. Ribavirin is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles, chicken pox and HIV. In the United States and Canada, Virazole® has been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory tract infections caused by RSV. In treating RSV, the drug is administered by a small particle aerosol generator, a system that permits direct delivery of ribavirin to the site of the infection. Similar approvals for ribavirin for use in the treatment of RSV have been granted by governmental authorities in 22 other countries.

Antibacterials

      The Company sells antibacterial products which accounted for approximately 8%, 8% and 10% of the Company’s product sales for the years ended December 31, 2001, 2000 and 1999, respectively.

      The major products in this group include Ancobon®/Ancotil®, Anapenil® and Yectamicina®. Ancobon®/Ancotil® is a systemic anti-fungal product that is used in the treatment of serious infections. Anapenil® is an antibiotic product that is used in the treatment of susceptible infections. Yectamicina® is a bactericidal aminoglycoside antibiotic that is used in the treatment of respiratory, urinary, gastrointestinal tract infections, sepsis, meningitis and bone infections due to Gram-negative and Gram-positive bacteria.

Other Ethicals

      The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. Other ethicals accounted for approximately 69%, 73% and 68% of product sales for the years ended December 31, 2001, 2000 and 1999, respectively.

      Dermatological products represent the Company’s largest selling product line among its other ethical pharmaceutical products. Dermatological products include Efudex®/Efudix®, Oxsoralen-Ultra®, Kinerase®, Glyquin® and Solaquin Forte®, which are principally used for actinic keratosis, psoriasis, reducing wrinkles and other signs of aging and pigmentation disorders. The Company’s largest selling ethical product is Efudex®/Efudix®, a topical anti-skin cancer product.

      Other ethical products include Mestinon®, Librax®, Bedoyecta®, Dalmane®/Dalmadorm®, Fluorouracil injectible, Librium® and Limbitrol®.

Photonics

      The Company has a laser-based product, known as N-LiteTM, for the reduction of wrinkles. N-LiteTM is currently cleared by the FDA for the specific claim of wrinkle reduction. The product is currently being tested for other indications, including acne. The Company believes N-LiteTM is complementary to its dermatological business. The Photonics business includes the acquisition of Medical Alliance, Inc., which occurred in January 2001. The Photonics business accounted for 5% of product sales for the year ended December 31, 2001.

OTC Products

      OTC products encompass a broad range of ancillary products, which are sold through the Company’s existing distribution channels. OTC products accounted for approximately 8%, 7% and 11% of the Company’s product sales for the years ended December 31, 2001, 2000 and 1999, respectively.

Biomedical Products

      Research chemicals, diagnostic and other biomedical products accounted for approximately 8%, 9% and 10% of the Company’s product sales for the years ended December 31, 2001, 2000 and 1999, respectively.

      Research Chemicals: The Company serves life science researchers throughout the world primarily through a catalog sales operation. The Company’s catalog lists approximately 55,000 products which are used by medical and scientific researchers involved in molecular biology, cell biology, immunology and biochemistry, microbiology and other areas. A majority of these products are purchased from third party manufacturers and distributed by the Company. Products include biochemicals, immunobiologicals, radiochemicals, tissue culture products and organic, rare and fine chemicals.

      Diagnostics: Among the diagnostics marketed by the Company are reagents that are routinely used by physicians and medical laboratories to accurately and quickly diagnose hundreds of patient samples for a variety of disease conditions. The Company manufactures both enzyme and radio-immunoassay kits, which it markets under the ImmuChemTM product line. The Company is also a supplier of immunodiagnostic tests for the screening of newborn infants for inherited and other disorders.

      Dosimetry: The Company is a supplier of analytical monitoring services to detect personal occupational exposure to radiation. This service is provided to dentists, veterinarians, chiropractors, podiatrists, hospitals, universities, government institutions, nuclear power plants, small office practitioners and others exposed to ionizing radiation. The Company’s service includes both film and thermo luminescent badges in several configurations to accommodate a broad scope of users. This service includes the manufacture of badges, distribution to and from clients, analysis of badges and a radiation report including exposure.

Research and Development

      The Company’s research and development effort, primarily performed by the Company’s Ribapharm subsidiary, seeks to discover, develop, acquire and commercialize innovative products for the treatment of significant unmet medical needs, principally in the antiviral and anticancer areas. The Company’s current program areas include hepatitis C, hepatitis B, HIV, and cancer, each of which affects a large number of patients. The Company’s research and development activities are based upon the expertise accumulated in over 30 years of nucleic acids research focusing on the internal generation of novel molecules.

      The research and development function works closely with corporate marketing on a global and regional basis. In connection with this arrangement, the Company has entered into licensing arrangements with other larger pharmaceutical companies, as well as strategic partnerships to develop its proprietary products, as discussed below. In addition, the Company develops innovative products targeted to address the specific needs of the Company’s local markets.

      In March 2000, the Company hired Johnson Y.N. Lau, Ph.D., M.D., to lead the research and development effort. Dr. Lau, an expert in viruses and liver diseases, was formerly senior director in antiviral research at the Shering-Plough Research Institute. The Company spent approximately $22 million in 2001 and $18 million in 2000 to update and modernize its research laboratories and equipment. This modernization will enable the Company to accelerate its drug discovery and development process by utilizing advanced screening techniques and equipment, biological assays and sophisticated computer assisted drug design. The Company currently employs approximately 130 employees devoted to research and development activities.

Near and Medium-Term Research and Development

      The Company’s near-term development pipeline includes the registration of a number of products in regional markets, including, but not limited to, Latin America and Central and Eastern Europe. This ongoing activity introduces both high quality generic and licensed proprietary products into under-served markets.

      The Company’s medium-term research and development pipeline involves the pre-clinical and clinical evaluation of certain nucleoside compounds which have broad market attractiveness and which have shown promise for successful commercialization. These compounds include:

Virazole® (ribavirin): In addition to the use of ribavirin for HCV, clinical studies have been performed with ribavirin in various formulations for the treatment of several other viral diseases. Among diseases for which at least one governmental health regulatory agency, in countries other than the United States, has approved commercialization of ribavirin are herpes zoster, genital herpes, chickenpox, hemorrhagic fever with renal syndrome, measles, influenza and HIV. The Company is initiating focused clinical studies evaluating the use of ribavirin for early intervention against RSV infections in persons whose immune defenses are compromised as a consequence of bone marrow transplantation.

LevovirinTM: LevovirinTM is a nucleoside analog that is being developed in oral form for the treatment of HCV. Pre-clinical studies suggest that LevovirinTM may have an ability to stimulate an immune response to viral infections without a direct antiviral effect and without the anemia associated with ribavirin. In preliminary toxicology studies, LevovirinTM appeared to have fewer side effects than ribavirin at the same dosage levels. The Company filed an Investigational New Drug Application (“IND”) with the FDA in December 2000 to begin clinical testing of LevovirinTM for use in combination with interferon alpha for the treatment of HCV. The Company began Phase I clinical trials on LevovirinTM in February 2001 in the United States.

In June 2001, Ribapharm licensed LevovirinTM to F. Hoffmann-La Roche (“Roche”). Ribapharm received a one time licensing fee and will be eligible to receive future payments based upon Roche achieving certain milestones. Roche will be responsible for all future development costs of LevovirinTM. If

LevovirinTM is successfully developed and receives regulatory approval, Ribapharm will be entitled to receive royalty payments. In addition, Roche licensed to Ribapharm a compound that is at a similar stage of development, IL-12. Ribapharm will be responsible for the development costs of this compound, milestone payments and royalties if the compound is successfully developed.

ViramidineTM: ViramidineTM is a nucleoside analog that the Company intends to develop in oral form for the treatment of HCV. The Company expects to test Virmidine’sTM effect on the hepatitis C virus both on its own and in combination with interferon alpha or pegylated interferon alpha. Preclinical studies indicated that ViramidineTM, a liver-targeting prodrug of ribavirin, stimulates an immune response to viral infections similar to ribavirin. In an animal hepatitis model, ViramidineTM showed antiviral activity similar to ribavirin. The liver-targeting properties of ViramidineTM were also confirmed in two animal models. Short-term toxicology studies also showed that ViramidineTM may be safer than ribavirin at the same dosage levels. This data suggests that ViramidineTM, as a liver-targeting prodrug of ribavirin, may have the potential of having better efficacy and less side effects compared to ribavirin.

In September 2001, the Company initiated Phase I clinical trials on ViramidineTM in Europe. The Company filed an IND with the FDA in December 2001. The Company intends to initiate additional Phase I clinical trials on ViramidineTM in the U.S. in April 2002.

Hepavir BTM: Hepavir BTM is a nucleoside analog the Company licensed from Metabasis Therapeutics, Inc. (“Metabasis”) in October 2001. The Company is exploring the possibilities of developing this compound into an oral once a day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and Lamivudine drug-resistant hepatitis B. Based on biologic and molecular modeling data, this compound binds to the active site of the hepatitis B replication enzyme so that the virus is prevented from utilizing the natural substrate from the host to replicate. A prodrug modification developed by Metabasis significantly improved the compound’s physiochemical properties and ability to target the liver. In preliminary experiments in rodents, the active molecule was delivered in significantly greater proportion to the targeted organ, the liver, as compared to the non-targeted organs, the kidneys. The kidneys are the organs responsible for causing potential toxicity. In these experiments, the amount of metabasis-modified compound delivered to the liver versus kidneys was approximately 10 times greater than the amount of compound delivered by another well established process. The Company is working on largescale synthesis of this compound and has commenced formulation studies. The Company has also initiated additional biology, drug metabolism, pharmacokinetic, and toxicology studies. The Company expects to finish these studies and, if these studies produce satisfactory results, file an investigational new drug application with the FDA in the fourth quarter of 2002. If that filing is made and accepted by the FDA, the Company intends to initiate Phase I clinical trials on Hepavir BTM.

Metabasis has one issued U.S. patent on the structure of this compound. The Company is in the process of preparing patent applications on this compound in other countries.

TiazoleTM (tiazofurin): TiazoleTM is currently in phase III clinical trials for the treatment of chronic myelogenous leukemia (study commenced September 2000). If required studies and tests are successful, the Company intends to file a NDA with the FDA for the treatment of chronic myelogenous leukemia with blast crisis.

TiazoleTM is also being developed for the treatment of ovarian cancer and multiple myeloma. It is believed that TiazoleTM may cause inhibition of the biosynthesis of guanosine triphosphate, which is a building block essential for tumor cell growth in various cancer cell lines. The Company believes that the resulting reduction in the concentration of these building blocks may reduce the capacity of the cancer cells to proliferate.

AdenazoleTM (8-CI cAMP, Tocladesine): AdenazoleTM is a nucleoside analog being developed for the treatment of colon cancer. AdenazoleTM may potentially control cell growth and cause cancer cells to behave more like normal cells in various cancer cell lines. The Company expects that AdenazoleTM will be administered to patients intravenously.

AdenazoleTM has been evaluated for potential use in the treatment of colon cancer in two Phase I studies. Of the 19 patients with colon cancer in the two studies, one patient showed a 70% reduction of retroperitoneal mass, believed to be related to cancer, while another patient showed stable disease for four months. In December 1999, the Company submitted various data to U.S. and Russian regulatory authorities to obtain permission to proceed with Phase I trials in the treatment of colon cancer in both countries. A Phase Ib study was initiated in September 2000 with the University of California in San Diego and Los Angeles and the University of Southern California as the three clinical trial sites.

The rights to the compounds TiazoleTM and AdenazoleTM were among the assets which the Company contributed to ICN Yugoslavia, upon the formation of that joint venture in 1991. The resolution of the ongoing matter with the Yugoslavian government may affect the status of these compounds with the Company.

The Company has contributed the Hepavir BTM license and its rights to the compounds LevovirinTM, ViramidineTM, TiazoleTM and AdenazoleTM to Ribapharm.

Long-Term Research and Development

      The Company’s long-term research and development activities are focused on the identification and development of novel therapeutic compounds for the treatment of viral diseases and cancer. The Company’s research focus is based on extending the library of nucleoside analogs through new synthesis and screening efforts. This is a proven approach that led to the identification of ribavirin by the Company and to other nucleoside therapeutics, in particular, antiviral and anticancer drugs, by other companies. Given the success of the use of nucleoside analogs in the areas of antiviral and anticancer research, the Company is focusing its research and development efforts in these two therapeutic areas.

      There can be no assurance of the results of any of the Company’s research and development efforts or the ultimate commercial success of any of the products in development.

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

      In the United States, the Company currently promotes its pharmaceutical products to physicians through its own sales force. These products are distributed to drug stores and hospitals through wholesalers. In Canada, the Company has its own sales force and promotes and sells directly to physicians, hospitals, wholesalers and large drug store chains. In Latin America, principally Mexico, Argentina and Brazil, the Company promotes to physicians and distributes products either directly or indirectly to hospitals and pharmacies. In Western Europe the Company promotes and sells pharmaceutical products through its own sales forces to physicians, hospitals, retail outlets, pharmacies and wholesalers.

      In Russia, the Company’s sales and marketing organization is in various stages of development. Most of the domestic product line is sold through a network of distributors and their agents and accounts for approximately 90% of in-market sales. Products imported from other subsidiaries such as branded generics or proprietary drugs are promoted directly to physicians through the Company’s own sales force. In addition, the Company utilizes its own network of distributors and wholesalers, as well as third party distributors and wholesalers, to market to pharmacies and hospitals. Additionally, in September 1999, the Company acquired a chain of 88 retail pharmacies in Moscow and St. Petersburg, Russia from an affiliate of Groupe Multipharma SC. The acquisition of these retail pharmacies provides the Company with the ability to implement one element of its distribution strategy.

      The research chemical and diagnostic product lines are sold worldwide primarily through the Company’s mail order catalogs. The Company’s customer group for research products is principally composed of biomedical research institutions, such as universities, the National Institutes of Health, pharmaceutical companies and, to a lesser extent, hospitals.

Competition

      The Company operates in a highly competitive environment. The Company’s competitors, many of whom have substantially greater capital resources and marketing capabilities and larger research and development staffs and facilities than the Company, are actively engaged in marketing products similar to those of the Company and in developing new products similar to those proposed to be developed and sold by the Company. The Company believes that many of its competitors spend significantly more on research and development related activities than the Company spends. Competitive factors vary by product line and customer and include service, product availability and performance, price and technical capabilities. The Company does business in an industry characterized by extensive and ongoing research efforts. Others may succeed in developing products that are more effective than those presently marketed or proposed for development by the Company. Progress by other researchers in areas similar to those explored by the Company may result in further competitive challenges.

      The Company may also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of its currently marketed products expire.

Manufacturing

      The Company manufactures its pharmaceutical products at 21 facilities. At the Humacao, Puerto Rico plant, the Company has a toll manufacturing agreement with Roche to manufacture some of its products for its U.S. and European market. The Company also uses the Humacao plant to produce and distribute some of the Company’s pharmaceutical products. The Company believes it has sufficient manufacturing facilities to meet its needs for the foreseeable future. All of the manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.

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

      Manufacturing of the Company’s research chemical products is chiefly carried out in three domestic facilities and one foreign facility: Irvine, California (radiochemicals); Orangeburg, New York (diagnostic and immunobiologicals); Aurora, Ohio (biochemicals and immunobiologicals); and Eschwege, Germany (chromatography products).

Employees

      As of December 31, 2001, the Company employed 11,970 persons. These employees included 7,430 in production, 3,070 persons in sales and marketing, 130 in research and development, and 1,340 in general and administrative matters. The majority of the Company’s employees in Mexico, Spain, Poland and Hungary are covered by collective bargaining or similar agreements. Substantially all of the employees in Russia, the Czech Republic, Poland and Hungary are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppages, slowdowns or other serious labor problems which have materially impeded its business operations.

Licenses, Patents and Trademarks (Proprietary Rights)

      The Company has three U.S. patents related to ribavirin. These patents claim uses of ribavirin, including treatment of hepatitis C alone and in combination therapy with interferon alpha. The Company believes these patents may provide additional protection for the Rebetron combination therapy. These patents expire in 2016.

      Schering-Plough has five U.S. patents covering specific formulations of ribavirin. These patents expire in 2017. Schering-Plough also has at least three U.S. patents covering the use of ribavirin with interferon alpha-2b in combination therapy for the treatment of hepatitis C. These patents expire between 2015 and 2018. Schering-Plough has advised the Company that it has licensed its patents relating to ribavirin as part of a combination therapy for the treatment of hepatitis C to Roche. This license was entered into in connection with the settlement between Schering-Plough and Roche of litigation between them relating to pegylated interferon. The Company has not licensed any of its patents related to ribavirin to Roche. The Company’s license agreement with Schering-Plough prohibits Schering-Plough from sublicensing our patent rights, but not Schering-Plough’s rights, related to ribavirin to third parties without our consent. The Company is involved in preliminary discussions to license its rights in ribavirin to Roche.

      The Company has an European Union patent claiming methods of using of ribavirin for medical treatment for arboviruses, including the virus responsible for hepatitis C. This patent expires in 2005. The Company has filed for an extension of this patent until 2010 in the relevant countries of the European Union, Switzerland and Japan. Roche has filed an opposition to this patent with the European Patent Office seeking to invalidate this patent.

      The Company believes Roche may have filed an NDA in the United States and European Union for a form of ribavirin using the brand name Copegus in combination therapy with Pegasys. Roche announced at its annual media conference that it expects regulatory approval of Copegus in the second half of 2002. Since NDAs are not publicly available, the Company is unable to confirm whether Roche has made a new drug application filing for Copegus or when this filing might have been made.

      On February 11, 2002, Roche filed a notice of opposition with the European Patent Office seeking to invalidate the Company’s European patents relating to ribavirin. The Company intends to file a response to Roche’s filing with the European Patent Office. Each of Germany, France, Great Britain, the Netherlands, Austria, Italy and Switzerland have issued national patents from the patents issued by the European Patent Office.

      It is possible that Roche has filed a reexamination procedure with the U.S. Patent and Trademark Office for the Company’s patents related to ribavirin. If Roche has filed a reexamination procedure, then the U.S. Patent and Trademark Office will conduct an internal investigation, which could take four to six months from the date of filing. If the U.S. Patent and Trademark Office finds a reexamination in order, it will notify the Company and begin a formal proceeding.

      If Roche is able to successfully market a combination therapy of interferon alpha or pegylated interferon without licensing ribavirin from the Company, its royalty revenues may decrease significantly.

      The Company believes others cannot manufacture, import or sell ribavirin for the treatment of hepatitis C in the U.S., designated countries of the European Union or Japan without infringing on the Company’s patent rights unless those patents are invalidated or they obtain a license from the Company.

      Schering-Plough currently has regulatory protection under the Hatch-Waxman Act in the United States for the treatment of hepatitis C using the Rebetron combination therapy. This protection means that the FDA cannot approve an abbreviated application for a generic form of the Rebetron combination therapy until June

2002. In addition, final approval of abbreviated applications may be stayed for up to 30 months pending the outcome of patent litigation.

      Geneva Pharmaceuticals Technology Corporation, a subsidiary of Geneva Pharmaceuticals, Inc. and an indirect subsidiary of Novartis, Three Rivers Pharmaceuticals, LLC and Teva Pharmaceuticals USA, Inc. submitted abbreviated NDAs for generic forms of ribavirin. The Company has sued Geneva and its parent, Geneva Pharmaceuticals, Inc., and Teva to prevent them from marketing a generic form of ribavirin that relies on Schering-Plough’s NDA approvals. Schering-Plough has sued both Geneva and Three Rivers to prevent them from marketing a generic form of ribavirin that relies on Schering-Plough’s NDA approvals. Geneva has answered the Schering-Plough and the Company complaints and has asserted that the Schering-Plough and Company patents are not infringed and that the claims of the patents are invalid. Three Rivers has answered the Schering-Plough complaint and has asserted that the Schering-Plough patents are not infringed and that the claims of the patents are invalid.

      As a general policy, the Company expects to seek patents, where available, on inventions concerning novel drugs, techniques, processes or other products that it may develop or acquire in the future. However, there can be no assurance that any patents applied for will be granted, or that, if granted, they will have commercial value; nor can there be any assurance as to their breadth or the degree of protection which these patents, if issued, will afford the Company. In some instances, the Company intends to rely substantially on its unpatented proprietary know-how, but there can be no assurance that others will not develop substantially equivalent proprietary information or otherwise obtain access to the Company’s know-how. Patents for pharmaceutical compounds are not available in certain countries in which the Company markets its products. Marketing approvals in certain foreign countries provide an additional level of protection for products approved for sale in such countries.

      Many of the names of the Company’s products are registered trademarks worldwide. The Company anticipates that the names of future products will be registered as trademarks in the major markets in which it will operate. Other organizations may in the future apply for and be issued patents or own proprietary rights covering technology that may become useful to the Company’s business. The extent to which the Company at some future date may need to obtain licenses from others is not known.

      In November 2000, the Company entered into an agreement that provides Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the strategic agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to LevovirinTM or ViramidineTM. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound.

      Under the terms of the agreement, the Company also granted Schering-Plough the right of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as the right of first/last refusal with respect to LevovirinTM and ViramidineTM (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if the Company intends to offer a license or other rights with respect to any of these compounds to a third party, the Company is required to notify Schering-Plough. At Schering-Plough’s request, the Company is required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company cannot reach an agreement with Schering-Plough, the Company is permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company is required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

      If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, the Company may continue to develop that compound or license that compound to other third parties. The agreement with Schering-Plough will terminate the later of 12 years from the date of the agreement or the termination of the 1995 license agreement with Schering-Plough. The agreement was entered into as part of the resolution of claims asserted by Schering-Plough against the Company, including claims regarding the Company’s alleged improper hiring of former Schering-Plough research and development personnel and claims that the Company was not permitted to conduct hepatitis C research.

      In June 2001, the Company licensed LevovirinTM to Roche. The Company’s agreement with Schering-Plough granted Schering-Plough Refusal Rights for LevovirinTM. Although the Company believes it has complied with the Refusal Rights, Schering-Plough may allege that the Company has not complied with the Refusal Rights as to LevovirinTM.

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

      The Company is subject to price control restrictions on its pharmaceutical products in many countries in which it operates. The Company has been affected in the past by pricing adjustments in Spain and by the lag in allowed price increases in Russia and Mexico, which has created lower sales in United States dollars and reductions in gross profit. Future sales and gross profit could be materially affected if the Company is unable to obtain price increases commensurate with the levels of inflation.

Litigation, Government Investigations and Other Matters

      Litigation: See Note 11 of Notes to Consolidated Financial Statements for a description of the Company’s litigation.

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

Eastern European Developments

      During 1999, the Company’s operations in Eastern Europe were adversely affected by economic and political developments in the region, including the Yugoslavian government’s seizure of the Company’s Yugoslavian operations.

Yugoslavia

      On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company’s 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company’s equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on a unilaterally imposed recalculation of the Company’s original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment in ICN Yugoslavia to fair value, estimated to be zero. The Company did not recognize any income or losses from ICN Yugoslavia in the years ended 2001, 2000 and 1999.

      The Company is currently engaged in arbitration proceedings through the International Chamber of Commerce International Court of Arbitration with the Republic of Serbia and the State Health Fund of Serbia in which the Company is seeking declaratory relief and damages arising out of the unlawful taking of the Company’s majority interest in ICN Yugoslavia. The State Health Fund of Serbia is seeking injunctive relief and damages based on alleged breaches of the 1990 Foundation Agreement which led to the formation of ICN Yugoslavia. The resolution of these matters may affect the status of certain compounds contributed to ICN Yugoslavia by the Company in accordance with the Foundation Agreement. See Item 1 “Business — Research and Development.”

Foreign Operations

      The Company operates directly and through distributors in North America, Latin America (principally Mexico), Western Europe (including Poland, Hungary and the Czech Republic) and Eastern Europe and through distributors elsewhere in the world. For financial information about domestic and foreign operations, see Note 12 of Notes to Consolidated Financial Statements.

      Approximately 62%, 64%, and 64% of the Company’s revenues for the years ended December 31, 2001, 2000, and 1999 were generated from operations outside the U.S. Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental action. Changes in the relative values of currencies take place from time to time and may materially affect the Company’s results of operations. Their effects on the Company’s future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging program is available.

      While the Russian economy continues to show improvement since the financial crisis that began in August 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 20.7 rubles to $1 at December 31, 1998. Throughout 1999, 2000 and 2001, the ruble continued to fluctuate, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia’s return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company’s control.

      At December 31, 2001, the ruble exchange rate was 30.1 rubles to $1 as compared with the rate of 28.2 rubles to $1 and 27.5 rubles to $1 as of December 31, 2000 and 1999, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation and exchange losses of $1.6 million, $3.5 million and $6.7 million, related to its Russian operations during 2001, 2000 and 1999, respectively. As of December 31, 2001, ICN Russia had a net monetary asset position of approximately $13.9 million, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company’s results of operations. The Company’s management continues to manage its net monetary exposure.

      The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company’s customers, continue to experience liquidity problems as monetary policies have limited the money supply, and Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which has lead to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms. These factors have affected, and may continue to adversely affect, sales and gross margins in the Company’s Russian operations.

Item 2.	Properties

      The following are the principal facilities of the Company and its subsidiaries:

		Owned or	Square
Location	Purpose	Leased	Footage

North America Costa Mesa, California	Corporate headquarters and administrative offices	Owned	178,000
Orangeburg, New York	Manufacturing facility	Owned	100,000
Aurora, Ohio	Offices and manufacturing facility	Leased	75,850
Humacao, Puerto Rico	Offices and manufacturing facility	Owned	397,000
Montreal, Canada	Offices and manufacturing facility	Owned	93,519
Latin America Mexico City, Mexico	Offices and manufacturing facility	Owned	189,581
Western Europe Barcelona, Spain	Offices and manufacturing facility	Owned	93,991
Birsfelden, Switzerland	Offices and manufacturing facility	Owned	1,158,338
Prague, Czech Republic	Offices and manufacturing facility	Owned	262,032
Tiszavasvari, Hungary	Offices and manufacturing facility	Owned	1,439,983
Rzeszow, Poland	Offices and manufacturing facility	Owned	459,995
Warsaw, Poland	Offices and manufacturing facility	Owned	108,790
Eastern Europe Chelyabinsk, Russia	Offices and manufacturing facility	Owned	329,405
Moscow, Russia	Eastern European headquarters	Owned	102,400
St. Petersburg, Russia	Offices and manufacturing facility	Owned	350,033
Tomsk, Russia	Offices and manufacturing facility	Owned	301,680
Yoshkar-Ola, Russia	Offices and manufacturing facility	Owned	737,802

      In the opinion of the Company’s management, all facilities occupied by the Company are adequate for present requirements, and the Company’s current equipment is considered to be in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings

      See Note 11 of Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Registrant did not submit any matters to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company’s common stock is traded on the New York Stock Exchange (Symbol: ICN). As of March 21, 2002, there were 6,865 holders of record of the Company’s common stock.

      The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2001		2000

Fiscal Quarters	High	Low	High	Low

First	$30.81	$20.69	$30.00	$18.44
Second	$34.73	$23.25	$35.81	$22.63
Third	$33.89	$24.01	$34.44	$22.88
Fourth	$33.50	$24.20	$41.75	$25.69

Dividend Policy

      In April 2000, the Board of Directors increased the quarterly dividend to 7.25 cents per share. In June 2001, the Board of Directors increased the quarterly dividend to 7.5 cents per share.

      The Board of Directors will continue to review the Company’s dividend policy. The amount and timing of any future dividends will depend upon the financial condition and profitability of the Company, the need to retain earnings for use in the development of the Company’s business, contractual restrictions and other factors. If the Company completes the Ribapharm Inc. public offering, the amount of future dividends paid, if any, could be reduced from the current levels.

Recent Sales of Unregistered Securities

      In 2001 and 2000, the Company issued the following equity securities that were not registered under the Securities Act of 1933:

      In July 2001, the Company completed an offering of $525 million of 6 1/2% convertible subordinated notes due 2008 for net proceeds of approximately $507 million, which were sold to UBS Warburg as initial purchasers. The notes are convertible into 15,326,010 shares of the Company’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes or $34.26 per share, subject to anti-dilution adjustments. Upon the earlier to occur of a public offering of Ribapharm Inc. (“Ribapharm”) common stock or a spin-off of the Company’s wholly-owned subsidiary Ribapharm (if either occurs), Ribapharm will become jointly and severally liable for the obligations under the notes. In the event of a spin-off of Ribapharm, converting note holders would receive the Company’s common stock and the number of shares of Ribapharm common stock the note holders would have received had the notes been converted immediately prior to the spin-off. A resale registration for the notes under the Securities Act of 1933 was declared effective by the SEC in November 2001.

      In February 2001, the Company issued 92,275 unregistered shares of the Company’s common stock valued at approximately $2.7 million to F. Hoffmann-La Roche in settlement of a stock price guarantee.

      In July 2000, the Company acquired the Swiss pharmaceutical company Solco Basel AG for $30.4 million, of which $25.2 million was paid in cash and the balance in 125,000 unregistered shares of the Company’s common stock valued at approximately $5 million.

Item 6.     Selected Financial Data

      The following table sets forth certain consolidated financial data for the five years ended December 31, 2001. The Company’s selected historical financial data for each of the years in the five-year period ended December 31, 2001 were derived from the audited consolidated financial statements of the Company. The trends in the Company’s revenues and net income (loss) are affected by several business combinations completed in fiscal years 1997 through 2001. The Company’s results of operations for the years 1997 and 1998 include the results of the Company’s former subsidiary, ICN Yugoslavia, prior to its seizure by the Yugoslavian government effective November 26, 1998. For 1998, ICN Yugoslavia generated revenues of $141,740,000 and a loss from operations of ($140,419,000). The Company did not recognize any revenues or expenses related to its investment in ICN Yugoslavia in 2001, 2000 or 1999. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statements of Income:
Product sales	$721,115	$645,204	$638,527	$800,639	$752,202
Royalties	136,989	155,100	108,885	37,425	—

Total revenues	858,104	800,304	747,412	838,064	752,202
Cost of product sales	285,736	262,818	256,146	353,600	351,978
Selling, general and administrative	320,472	304,314	252,207	291,776	249,206
Research and development	30,474	18,769	10,963	20,835	18,692
Amortization of goodwill and intangibles	32,084	30,448	29,239	20,601	7,028
Eastern European charges(1)	—	—	—	440,820	—

Income (loss) from operations(1)	189,338	183,955	198,857	(289,568)	125,298
Other (income) loss, net, including translation and exchange	(1,168)	6,587	11,823	80,501	12,790
Interest income	(9,644)	(12,542)	(8,894)	(13,057)	(15,912)
Interest expense	55,793	60,356	55,943	38,069	22,849

Income (loss) before income taxes, minority interest and extraordinary loss(1)	144,357	129,554	139,985	(395,081)	105,571
Provision (benefit) for income taxes	58,609	37,683	28,996	1,983	(27,736)
Minority interest	548	(1,534)	(7,637)	(44,990)	19,383

Income (loss) before extraordinary loss(1)	85,200	93,405	118,626	(352,074)	113,924
Extraordinary loss, net of income taxes(2)(3)	21,066	3,225	—	—	—

Net income (loss)(1)	$64,134	$90,180	$118,626	$(352,074)	$113,924

Per share information:
Income (loss) before extraordinary loss — basic	$1.05	$1.18	$1.52	$(4.78)	$1.93
Extraordinary loss	.26	.04	—	—	—

Net income (loss) — basic	$.79	$1.14	$1.52	$(4.78)	$1.93

Income (loss) before extraordinary loss — diluted	$1.02	$1.14	$1.45	$(4.78)	$1.69
Extraordinary loss	.25	.04	—	—	—

Net income (loss) — diluted	$.77	$1.10	$1.45	$(4.78)	$1.69

Cash dividends paid(4)	$.30	$.29	$.28	$.24	$.21

	Year Ended December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Working capital(1)	$611,449	$406,639	$424,108	$236,994	$585,606
Total assets(1)	1,754,365	1,477,072	1,472,261	1,356,396	1,491,745
Total debt(2)(3)	740,674	511,688	606,035	556,489	348,206
Stockholders’ equity(1)	810,717	757,194	683,572	586,164	796,328

See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)	As a result of political and economic events in Eastern Europe, including the Yugoslavian government’s seizure of the Company’s Yugoslavian operations effective November 26, 1998, the Company has recorded write-offs and provisions for losses related to Eastern Europe totaling $451,019,000 in the year ended December 31, 1998. Of this total amount, $440,820,000 is included in operating expenses, representing the write-off of the Company’s investment in Yugoslavia and related assets ($235,290,000), provisions for losses on accounts and notes receivable (including accounts and notes receivable from the Yugoslavian government) ($203,519,000), and the write-off of certain investments ($2,011,000). The losses related to Eastern Europe also include reductions in the value of certain inventories ($6,072,000) included in cost of product sales and a charge against interest income ($4,127,000). As a result of the seizure of the Company’s Yugoslavian operations, the Company deconsolidated the financial statements of ICN Yugoslavia and is currently accounting for its ongoing investments using the cost method. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Operations.”

(2)	During 2001, the Company repurchased $117,559,000 of its outstanding 8 3/4% Senior Notes and redeemed and repurchased $190,645,000 of its 9 1/4% Senior Notes, resulting in an extraordinary loss on early extinguishment of debt of $21,066,000, net of an income tax benefit of $11,850,000. In addition, the Company issued $525,000,000 of 6 1/2% Convertible Subordinated notes in July 2001.

(3)	During 2000, the Company repurchased $84,355,000 of its outstanding 9 1/4% Senior Notes and $12,830,000 of its outstanding 8 3/4% Senior Notes. The repurchase generated an extraordinary loss on early extinguishment of debt of $3,225,000, net of an income tax benefit of $1,737,000.

(4)	Dividends paid for 2001, 2000, 1999 and 1998 include the fourth quarter distributions declared and paid in the first quarter of the following year.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical accounting policies and estimates

      The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles. The preparation of these statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The Company’s actual results could differ from those estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The Company earns royalty revenue at the time the products subject to the royalty are sold by a third party. The Company’s management performs an ongoing credit evaluation of its customers’ financial condition and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost and the remaining shelf life of goods on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and other expected future amounts in determining the amount of valuation allowance necessary. In the event the Company determines that actual taxable income will be less than expected or other future events will not occur, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

Results of Operations

      Certain financial information for the Company’s business segments is set forth below. This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2001.

	Revenue

	2001	2000	1999

	(in thousands)
Pharmaceuticals:
ICN Americas
North America	$173,674	$120,587	$145,809
Latin America	128,218	127,485	100,325

Total ICN Americas	301,892	248,072	246,134

ICN International
Western Europe	206,376	187,206	185,417
Russia	103,066	106,271	91,648
Asia, Africa, Australia	49,826	45,133	54,131

Total ICN International	359,268	338,610	331,196

Total Pharmaceuticals	661,160	586,682	577,330
Biomedicals	59,955	58,522	61,197

Total product sales	721,115	645,204	638,527
Royalty revenues	136,989	155,100	108,885

Total revenues	$858,104	$800,304	$747,412

Cost of product sales	$285,736	$262,818	$256,146
Gross profit margin on product sales	60%	59%	60%

Year Ended December 31, 2001 Compared to 2000

     Revenues:

      In 1995, the Company entered into an Exclusive License and Supply Agreement (“License Agreement”) with Schering-Plough Ltd. (“Schering-Plough”) whereby Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alpha-2b (the “Combination Therapy”). The License Agreement provided the Company an initial non-refundable payment and future royalty payments from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole®. In 1998, the Company sold to Schering-Plough its rights to co-market oral ribavirin for the treatment of hepatitis C in the European Union in exchange for increased royalty rates on sales of ribavirin worldwide. Accordingly, Schering-Plough currently has exclusive worldwide marketing rights for oral forms of ribavirin for hepatitis C and is responsible for all clinical development and regulatory activities. As part of the original agreement, Schering-Plough was required to purchase $42 million of the Company’s common stock. In 1999, after certain regulatory milestones were achieved, Schering-Plough purchased 2,041,498 shares of the Company’s common stock, fulfilling its obligation.

      Schering-Plough has informed the Company that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. The Company does not agree with Schering-Plough’s interpretation of the Agreement. However, in August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to the Company through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. The Company has not established a reserve for these amounts, because in the opinion of management, collectibility is reasonably assured. Since the second quarter of 2001, the Company no longer recognizes any of these withheld royalty payments as income as the Company can no longer determine such amounts due to a lack of information provided by Schering-Plough. The Company has filed an arbitration claim seeking to prevent Schering-Plough from adjusting its royalty payments to the Company. However, if Schering-Plough were to successfully continue to exclude the royalties on products given to indigent patients from future royalty payments, royalties earned could be reduced in the same proportion as the historical adjustment.

      Royalty revenues for the year ended December 31, 2001 were $136,989,000 compared to $155,100,000 for 2000, a decrease of 12%. The Company believes the decrease is primarily reflective of a slowdown in sales of RebetronTM by Schering-Plough as physicians awaited marketing authorization pending FDA review and clearance for the use of pegylated interferon with ribavirin, which occurred in August 2001. The launch of this combination therapy was delayed until October 2001. Royalties for the fourth quarter of 2001 increased by $23,989,000 as compared to the similar period in 2000.

     ICN Americas

      In the North America Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $173,674,000, compared to $120,587,000 for 2000. The increase in revenue of $53,087,000 (44%) includes sales of $30,066,000 attributable to the assets purchased from Medical Alliance in January 2001. Additionally, North American revenues benefited from an increase of $19,089,000 (35%) from sales of dermatalogical products, including Efudix/ Efudex®, Kinerase®, bleaches and oxsoralen. The increase in dermatological products included the introduction of Glyquin® in the fourth quarter of 2000, which contributed $7,270,000 to the increase.

      In the Latin America Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $128,218,000, compared to $127,485,000 for 2000. The increase of $733,000 includes sales of $2,806,000 attributable to the New Pharma acquisition in August 2001. This increase is partially offset by a decrease in sales volume.

     ICN International

      In the Western Europe Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $206,376,000 compared to $187,206,000 for 2000, an increase of $19,170,000 (or 10%). The increase is primarily due to new product acquisitions of $4,902,000, revenues of $4,713,000 attributable to the 2000 acquisition of Solco and an increase in sales in Poland of $8,367,000. The increase in Poland is primarily due to stronger sales of the cardiology drugs Aclotin® and Bisocard® of $2,751,000 and price increases of other products.

      In the Russia Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $103,066,000, compared with $106,271,000 for 2000, a decrease of ($3,205,000) (or 3%). The decrease was primarily the result of a decline in the value of the ruble.

      In the Asia, Africa and Australia Pharmaceuticals segment (“AAA”), revenues for the year ended December 31, 2001 were $49,826,000 compared to $45,133,000 for 2000, an increase of $4,693,000 (or 10%). The increase includes revenues of $5,872,000 attributable to the 2000 acquisition of Solco partially offset by lower sales of Ancobon® and Fluorouracil® due to interruptions in supplies of products caused by transitioning these products from third party manufacturers to in-house manufacturing.

      In the Biomedicals segment, revenues for the year ended December 31, 2001 were $59,955,000 compared to $58,522,000 for 2000, an increase of $1,433,000 (or 2%). The increase is primarily due to an increase in sales in the Company’s dosimetry services product line which resulted from an increase in the customer base.

      Gross Profit: Gross profit margin on product sales increased to 60% for the year ended December 31, 2001 compared to 59% for 2000. The gross profit margin for all regions was relatively consistent for 2001 and 2000.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $320,472,000 for the year ended December 31, 2001, compared to $304,314,000 for 2000, an increase of $16,158,000 (5%). The increase reflects additional selling general and administrative expenses of $29,420,000 related to the acquisitions completed in 2001 and in the third quarter of 2000. The increase was partially offset by a decrease in legal and professional fees, which were higher in 2000 due to the Department of Justice investigation and Securities and Exchange Commission litigation. Additionally, general and administrative expense in Western and Eastern Europe decreased by $7,980,000 primarily due to cost cutting programs that were initiated in the fourth quarter of 2000.

      Research and Development: Research and development expenses for the year ended December 31, 2001 were $30,474,000, compared to $18,769,000 in 2000. The increase of $11,705,000 reflects the continued expansion of research and development efforts, primarily in the areas of antiviral and anticancer drugs. Total research and development spending for 2001 and 2000 was $52,677,000 and $36,686,000, respectively, which included capital for new equipment and facilities, as well as accelerated research programs to focus on the pipeline and new product development.

      Other (Income) Loss, Net, Including Translation and Exchange: Other (income) loss, net, including translation and exchange was ($1,168,000) for the year ended December 31, 2001 compared to $6,587,000 for 2000. In 2001, the Company recorded other income in connection with the licensing of LevovirinTM to F. Hoffmann-La Roche offset by translation and exchange losses of $3,832,000. Translation losses for 2001 principally consisted of translation losses of $1,621,000 related to the net monetary asset position of the Company’s Russian subsidiaries and transaction losses of $2,211,000. In 2000, translation losses principally consisted of translation losses of $3,525,000 related to the net monetary asset position of the Company’s Russian subsidiaries and transaction losses of $3,062,000.

      Interest Income and Expense: Interest expense during the year ended December 31, 2001 decreased $4,563,000 compared to 2000, primarily due to the repurchase and redemption of the 8 3/4% and 9 1/4 Senior Notes during the fourth quarter of 2000 and in the second and third quarters of 2001. Interest income decreased from $12,542,000 in 2000 to $9,644,000 in 2001 as a result of the decrease in cash balance and decline in interest rates during 2001 as compared to 2000.

      Income Taxes: The Company’s effective income tax rate for the year ended December 31, 2001 was 41% compared to 29% for 2000. The increase in the effective tax rate is primarily due to the recognition, during the second quarter of 2000, of deferred tax assets through the reduction of the related valuation allowance for capital loss carryforwards amounting to $12,250,000. Excluding this reduction in valuation allowance the effective rate in 2000 would have been 41%. The Company has announced its intention to restructure the Company and divide the Company into three separate publicly traded companies. This restructuring will include the sale of stock of the two newly formed companies, which is expected to result in a net capital gain. The Company will be able to utilize its capital loss carryforwards and some of its net operating loss carryforwards to offset a portion of the gain generated on the sale of stock. Ultimate realization of the deferred tax asset is dependent upon the Company generating sufficient capital gains prior to the expiration of the capital loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

      The Company’s effective tax rate of 41% is higher than the U.S. Federal statutory tax rate of 35% due primarily to losses incurred by foreign subsidiaries for which the Company currently receives no tax benefit.

      In Russia, the Company benefited from special tax relief that benefits pharmaceutical companies. Under this relief approximately 75% of the income generated in Russia related to the manufacture and sale of prescription medicines is exempt from taxation. This reduces the statutory rate to approximately 8%. Effective January 1, 2002, changes in the tax laws repealed the exemption that benefited pharmaceutical companies. The statutory rate will increase to 24% in 2002.

Year Ended December 31, 2000 Compared to 1999

      Royalty Revenues: Royalty revenues for the year ended December 31, 2000 were $155,000,000 compared to $108,885,000 for 1999, an increase of 42%, reflective of additional sales of RebetronTM by Schering-Plough resulting from the 1999 and 2000 launches into certain European markets.

     ICN Americas

      In the North America Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $120,587,000, compared to $145,809,000 for 1999. The decrease in revenue of $25,222,000 (17%) was primarily the result of lower unit sales of $37,288,000 (26%) primarily resulting from production and supply problems that affected Efudex® and Librax® and decreased sales of other ethical products partially offset by sales price increases of $12,066,000 (8%).

      In the Latin America Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $127,485,000, compared to $100,325,000 for 1999. The increase of $27,160,000 (27%) primarily reflects increases in sales volume of $17,128,000 (17%) including sales of Bedoyecta®, an injectable vitamin B-12 supplement, Virazole® (ribavirin), from the launching of OTO ENI, ear drops for external infectious and inflammatory otitis for pediatric use, and from the launching of a new line of dermatological products including MicroskinTM, MicroVITATM and MicroKATM.

     ICN International

      In the Western Europe Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $187,206,000 compared to $185,417,000 for 1999, an increase of $1,789,000 (1%). In 2000, revenues include sales attributable to the Solco acquisition in the third quarter 2000 of $7,036,000, product acquisitions (1999) of $6,834,000 (4%) and the effect of an increase in sales prices of $13,591,000 (7%), offset by the negative impact of the stronger U.S. Dollar of $27,324,000 (15%).

      In the Russia Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $106,271,000, compared with $91,648,000 for 1999, an increase of $14,623,000 (16%). The increase was primarily the result of the expansion of the Company’s retail pharmacy business in 1999 of $13,324,000 (15%).

      In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the year ended December 31, 2000 were $45,133,000 compared to $54,131,000 for 1999, a decrease of $8,998,000 (17%). In 2000, revenues include sales attributable to the Solco acquisition in the third quarter of $7,037,000. The decrease, after excluding the sales from Solco ($16,035,000), is due to sales volume decrease of $10,820,000 (21%) resulting from the shift by the Company to new distribution channels a year ago resulting in higher than normal sales in the second quarter of 1999, and the termination of a joint venture agreement in China of $4,720,000 (8%).

      In the Biomedicals segment, revenues for the year ended December 31, 2000 were $58,522,000 compared to $61,197,000 for 1999, a decrease of $2,675,000 (4%). The decrease is primarily due to lower sales volume in the Company’s diagnostics and research product lines, partially offset by increased revenues from dosimetry services.

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

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $304,314,000 for the year ended December 31, 2000, compared to $252,207,000 for 1999, an increase of $52,107,000 (21%). In 1999, selling, general and administrative expenses included approximately $11,981,000 of costs associated with an asset revaluation in the Hungarian business. Excluding the asset revaluation charge in 1999, selling, general and administrative expenses increased $64,088,000. This increase is primarily due to a rise in selling and advertising expenses of $28,184,000, an increase in corporate expenses, including compensation and legal expenses of $13,825,000 primarily due to a $9,250,000 reserve for potential legal settlements and all other related costs (see note 11 of Notes to the Consolidated Financial Statements), lease termination costs of approximately $3,000,000 and 1999 non-recurring reductions of expense of $6,131,000.

      Research and Development: Research and development expenses for the year ended December 31, 2000 were $18,769,000, compared to $10,963,000 in 1999. The increase reflects the Company’s expanded and intensified research and development efforts in 2000. Total research and development spending for 2000 was $37 million, which included capital for new equipment and facilities, as well as accelerated research programs to focus on the pipeline and new product development.

      Other (Income) Loss, Net, Including Translation and Exchange: Other (income) loss, net, including translation and exchange were $6,587,000 for the year ended December 31, 2000 compared to $11,823,000 for 1999. In the year of 2000, translation losses principally consisted of translation losses of $3,525,000 related to the net monetary asset position of the Company’s Russian subsidiaries and transaction losses of $3,062,000. In 1999, translation losses principally consisted of translation losses of $6,738,000 related to the net monetary asset position of the Company’s Russian subsidiaries and losses of $2,650,000 in Hungary and Poland resulting from foreign-denominated debt.

      Interest Income and Expense: Interest expense during the year ended December 31, 2000 increased $4,413,000 compared to 1999, primarily due to interest on the $125,000,000 principal amount 8 3/4% Senior Notes issued in July 1999 partially offset by a reduction of debt during the second half of 1999 in the Company’s subsidiaries in Hungary, Poland and Czech Republic. Interest income increased from $8,894,000 in 1999 to $12,542,000 in 2000 as a result of the increase in cash generated during the second half of 1999.

      Income Taxes: The Company’s effective income tax rate for the year ended December 31, 2000 was 29% compared to 21% for 1999. The increase in the effective tax rate results from higher taxable income in 2000 and the effect of the losses in Hungary and China for which no tax benefit was recorded partially offset by the recognition, during the second quarter of 2000, of deferred tax assets through the reduction of the related valuation allowance for capital loss carryforwards amounting to $12,250,000. During 1999, the Company reduced its valuation allowance for capital loss carryforwards by $25,286,000.

Liquidity and Capital Resources

      During 2001, cash provided by operating activities totaled $138,112,000 compared to $181,684,000 in 2000. Operating cash flows reflect the Company’s net income of $64,134,000 and net non-cash charges (including depreciation, minority interest, foreign exchange gains and extraordinary loss) of $120,543,000, partially offset by working capital increases (after the effect of business acquisitions and currency translation adjustments) totaling approximately $46,565,000. The working capital increases principally consist of an increase of $43,150,000 in accounts receivable, an increase of $24,934,000 in prepaid expenses and other assets offset by an increase of $18,418,000 in income taxes payable.

      The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company’s methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. Based upon this analysis, the Company recorded bad debt expense related to its Russian operations of $105,000, $1,824,000 and $8,125,000 for the years ended December  31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000 the allowance for doubtful accounts for the Company’s Russian subsidiaries was $4,520,000 and $10,276,000, respectively. As of December 31, 2001, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

      Cash used in investing activities was $119,065,000 for 2001 compared to $90,795,000 for 2000. In 2001, net cash used in investing activities principally consisted of acquisitions totaling $49,981,000 and payments for capital expenditures of $68,802,000 principally representing an increase in the investment in research and development in North America and distribution facilities in Western Europe. In 2000, the Company made acquisitions of license rights, product lines and businesses amounting to $40,968,000 (net of acquired cash $4,613,000) and made capital expenditures of $49,330,000, principally representing an increase in the investment in research and development in North America and production equipment in Western Europe (including Poland, Hungary and the Czech Republic).

      Cash provided by financing activities totaled $150,722,000 during 2001. Proceeds from issuance of long-term debt totaled $508,177,000 including net proceeds from an offering of $525,000,000 of 6 1/2% convertible subordinated notes due 2008 which the Company completed in July 2001. Proceeds from the exercise of stock options totaled $12,257,000. The Company used cash for payments on long-term debt of $345,701,000 principally consisting of the repurchase and redemption of $190,645,000 principal of its outstanding 9 1/4% Senior Notes and $117,559,000 principal of its outstanding 8 3/4% Senior Notes. Cash dividends paid on common stock totaled $24,002,000. During 2000, cash used in financing activities totaled $112,765,000, including payments on long-term debt of $105,901,000 (including the repurchase of $84,355,000 of the Company’s outstanding 9 1/4% Senior Notes and $12,830,000 of its outstanding 8 3/4% Senior Notes), payments of cash dividends on common stock of $22,665,000, and payments on notes payable of $7,911,000. These payments were offset by proceeds from the exercise of stock options of $14,568,000, proceeds from the issuance of notes payable of $5,724,000 and proceeds from long-term borrowings of $3,420,000.

      The following summarizes the Company’s contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than	1-3	After
	Total	1 Year	Years	3 Years

Contractual obligations:
8 3/4% senior notes	$194,611	$—	$—	$194,611
6 1/2% convertible subordinated notes	525,000	—	—	525,000
Other long-term debt	14,900	949	1,648	12,303
Notes payable	9,584	4,752	4,792	—
Lease obligations	10,020	3,059	3,961	3,000

Total cash obligations	$754,115	$8,800	$10,401	$734,914

      The Company is in compliance with all covenants or other requirements set forth in its credit agreements or indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to obtain access to new credit facilities in the future and could increase the cost of such facilities.

      The Company, through Ribapharm, expects to spend approximately $140 million over the next two years on research and development activities, which represents a substantial increase over the Company’s historic spending. The Company expects to fund the research and development spending with proceeds from the Schering-Plough royalties.

      In connection with the license agreement of IL-12 from Roche, Roche is entitled to receive milestone payments of up to $24 million in connection with drug development and regulatory approvals and royalty payments from the Company if the drug is commercialized.

      In connection with the license agreement for Hapavair BTM, the Company was required to pay a $2 million nonrefundable license fee, $1 million of which was paid in October 2001, the remaining $1 million will be paid in equal installments in April 2002 and October 2002. In addition, Metabasis Therapeutics, Inc. is entitled to receive milestone payments of up to $18 million in connection with drug development and regulatory approvals and royalty payments from the Company if the drug is commercialized.

      The current economic environment in Russia continues to affect the Company’s operating cash flows in Russia, as some of the Company’s Russian customers continue to experience liquidity shortages. The Company may need to invest additional working capital in Russia to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require significant funds through the year 2001. However, there can be no assurance that any such acquisitions will be consummated.

      Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements in the near term and to fund anticipated acquisitions, capital expenditures and increase research and development expenditures. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions.

      The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company’s liquidity and financial performance.

Restructuring

      The Company currently is in the process of implementing a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company’s royalty stream from ribavirin and the Company’s U.S. research and development operations) (“Ribapharm”), ICN International AG (comprised of the Company’s operations in Western Europe, Eastern Europe and AAA) (“ICN International”) and ICN Americas (comprised of the Company’s operations in North America, Latin America and the biomedicals business) (“ICN Americas”).

      The Company intends for Ribapharm to become a separate publicly traded company. To achieve this objective, the Company intends to sell a minority of Ribapharm’s common stock in an underwritten public offering (the “Ribapharm IPO”). The shares to be sold in the Ribapharm IPO will be shares owned by the Company and the Company would recognize taxable income on the proceeds it receives. A portion of the proceeds from the Ribapharm IPO would be used to purchase all of the Company’s outstanding 8 3/4% senior notes in connection with an offer to purchase and consent solicitation (the “Tender Offer”). The Company has filed a registration statement, although not declared effective with the Securities and Exchange Commission to effect the Ribapharm IPO. Following the Ribapharm IPO, the Company is committed to distributing its remaining interest in Ribapharm to the Company’s stockholders on a tax-free basis. The distribution will be subject to a ruling from the U.S. Internal Revenue Service (“IRS”) compliance with all other legal and regulatory provisions including SEC regulations, Delaware Corporate Law provisions regarding the payment of dividends and compliance with applicable fraudulent conveyance laws and completion of the Tender Offer. Under one of the requirements for a tax free spin-off, the Company must distribute to its stockholders in the spin-off transaction stock representing at least 80% of the issued and outstanding common stock of Ribapharm. This requirement limits the number of shares of Ribapharm common stock that can be sold in the Ribapharm IPO or thereafter.

      The Company may not undertake the Ribapharm IPO at all if the maximum number of shares that could be sold in the offering, taking into account the foregoing limitations, would not provide a sufficiently liquid market. On March 12, 2002, the Company filed a request with the IRS for a ruling that the spin-off will qualify as a tax free spin-off under U.S. tax laws. Typically, it takes four to six months from the date of submission of a ruling request for the Internal Revenue Service to make a determination. The Company cannot assure you that it will not take longer for the IRS to rule on the Company’s request or that the Internal

Revenue Service will issue a favorable ruling. Nor can the Company assure you that it will be able to obtain a favorable opinion from the Company’s counsel or that the IRS or a court will agree with the conclusions reached in that opinion. Furthermore, the Company’s commitment to effect the spin-off does not constitute a binding legal obligation to do so. There can be no assurance that the Ribapharm IPO or the spin-off will be completed.

      The Company intends to sell up to a 40% interest in ICN International in an offering. The Company currently intends to apply for listing of the shares of ICN International on the Budapest Stock Exchange and global depositary receipts on the London Stock Exchange. Subject to market conditions and regulatory approvals the Company expects to complete the offering of ICN International as soon as practicable. There can be no assurance that an offering of ICN International will be completed.

      In addition to continuing the Company’s operations in North America, Latin America and Biomedicals, ICN Americas will hold the remaining interests in ICN International and Ribapharm until such time as these interests are disposed of by ICN Americas, as discussed above.

Foreign Operations

      Approximately 62%, 64%, and 64% of the Company’s revenues for the years ended December 31, 2001, 2000, and 1999 were generated from operations outside the United States. All of the Company’s foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time have and may, in certain instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available.

Russia

      While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 20.7 rubles to $1 at December 31, 1998. Throughout 1999, 2000 and 2001, the ruble continued to fluctuate, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia’s return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company’s control.

      At December 31, 2001, the ruble exchange rate was 30.1 rubles to $1 as compared with the rate of 28.2 rubles to $1 and 27.5 rubles to $1 as of December 31, 2000 and 1999, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $1,621,000, $3,525,000 and $6,738,000, related to its Russian operations during 2001, 2000 and 1999, respectively. As of December 31, 2001, ICN Russia had a net monetary asset position of approximately $13,919,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company’s results of operations. The Company’s management continues to work to manage its net monetary exposure. However, there can be no assurance that such efforts will be successful.

      The Company’s Russian subsidiaries periodically engage in barter transactions related to the sale of its products in exchange for raw materials, other finished goods and costs or services incurred in the conduct of its operations. For each of the periods ended December 31, 2001, 2000, 1999, the Company’s Russian subsidiaries recorded approximately $4,000,000, $3,000,000 and $8,000,000, respectively, in revenue related to barter transactions.

      The Company’s collections on accounts receivable in Russia have been adversely affected by the Russian economic situation. Prior to the August 1998 devaluation of the ruble, the Company had favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances and discounts for cash sales.

      The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company’s customers, continue to experience liquidity problems as monetary policy has limited the money supply and Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which has led to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms.

Yugoslavia

      On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company’s 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company’s equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on a unilaterally imposed recalculation of the Company’s original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment in ICN Yugoslavia to fair value, estimated to be zero.

      The Company is currently engaged in arbitration proceedings through the International Chamber of Commerce International Court of Arbitration with the Republic of Serbia and the State Health Fund of Serbia in which the Company is seeking declaratory relief and damages arising out of the unlawful taking of the Company’s majority interest in ICN Yugoslavia. The State Health Fund of Serbia is seeking injunctive relief and damages based on alleged breached of the 1990 Foundation Agreement which led to the formation of ICN Yugoslavia. The resolution of these matters may affect the status of certain compounds contributed to ICN Yugoslavia by the Company in accordance with the Foundation Agreement. See Item 1 “Business — Research and Development.”

Argentina

      At December 31, 2001, the Company’s Argentine subsidiary recorded a foreign currency translation adjustment of $5,142,000 on its net assets reflecting a 33% devaluation of the Argentine peso. This non-cash adjustment reduced stockholder’s equity. In addition, the Company’s Argentine subsidiary recognized a translation loss of $1,014,000, included in other loss, on net assets denominated in non-peso currencies.

Acquired Products

      The majority of products acquired by the Company are mature products with no effective patents, either because of expirations or the absence of legal protections provided by the local governments in the respective markets. Under the Company’s ownership, price increases and additional advertising and promotions were planned for selected products, as the Company believes that they were not marketed to their greatest potential. The Company believes that some of these products in specific markets have an adequate growth potential, and intends to develop a product strategy for each product.

      The Company believes that these products will continue to generate significant sales even without patent protection because the trademarks under which they are marketed are well-established and enjoy substantial customer brand-loyalty. Moreover, the relatively small sales volumes and market sizes for some of these products pose significant barriers to entry of generic competition.

      The Company estimated the remaining life of these products based on anticipated future profits assuming a constant profit margin for the remaining product cycle. It should be noted, however, any sales growth or increase in profitability attained by additional marketing efforts is expected to be relatively short-lived. After a temporary boost, these products will revert to their gradually declining trend in accordance with the product cycle model. The acquired products’ historical operating results demonstrated their ability to earn substantial excess profits. Excess profits are directly related to their competitive advantage primarily attributable to the product quality and reputation. The useful life was defined as the number of years for the forecasted annual product sales to reach 50% of the cumulative historical amount through the date of acquisition. During the forecasted period, only gradual declines are expected due to the absence of immediate threats from competition of generic or/and alternative products. Based upon the Company’s analysis, the useful lives of products acquired were estimated to be in the range of 10-18 years depending on the product acquired.

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

      The Russian government has instituted a process for establishing prices for pharmaceutical products, which may lead to price controls in the Russian market in the future. Currently, this process requires the Company to register the prices for certain of its products included on the government’s list of “products important for health.” The next procedure for registration includes the negotiation and approval of such prices between the Company and the relevant state bodies. The Company is currently working with all relevant state bodies to approve its prices and the Company is not presently able to determine the effect, if any, that this process may have on its results of operations. However, such developments could have a negative impact on the Company’s results of operations and cash flows in Russia.

Euro Conversion

      On January 1, 1999, 11 of the 15 member countries of the European Union introduced the Euro. The conversion rates between the Euro and the participating nations’ existing legacy currencies were fixed irrevocably as of January 1, 1999. The Company adopted the Euro for business systems and reporting as of December 1, 2001. The adoption of the Euro did not have a material effect on the Company’s business, results of operations, financial position or liquidity.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $3,400,000 in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, the Company had goodwill, net of amortization of approximately $45,739,000. Pursuant to SFAS No. 142, the Company will test its goodwill for impairment upon adoption, if impairment is indicated, record such impairment as a cumulative effect of accounting change. The Company is currently evaluating the effect adoption may have on its consolidated results of operation and financial position.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its results of operations and financial position, it does not expect such impact to be material.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company’s business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price and currency risk.

      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis.

      Interest Rate Risk: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At December 31, 2001, the Company had $19,962,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8 3/4% Senior Notes due 2008 and its 6 1/2% subordinated convertible notes due 2008) totaling approximately $722,593,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 14% of the Company’s weighted average interest rate on fixed-rate debt) affecting the Company’s financial instruments would have an immaterial effect on the Company’s 2001 pretax earnings. However, such a change would reduce the fair value of the Company’s fixed-rate debt instruments by approximately $38,300,000 as of December 31, 2001.

THE “SAFE HARBOR” STATEMENT UNDER

THE PRIVATE SECURITIES LITIGATION ACT OF 1995

      This Annual Report on Form 10-K contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding, among other matters, the Company’s growth opportunities, the Company’s acquisition strategy, the Company’s reorganization plans, regulatory matters pertaining to governmental approval of the marketing or manufacturing of certain of the Company’s products and other factors affecting the Company’s financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Annual Report on Form 10-K and also include, without limitation, the Company’s dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange control, limitations on foreign participation in local enterprises, health-care regulations and other restrictive governmental conditions); the risk of operations in Eastern Europe, Latin America, as well as Russia and other countries in light of the unstable economic, political and regulatory conditions in such regions; the risk of potential claims against certain of the Company’s research compounds; the Company’s ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Euro currency; the Company’s ability to continue its expansion plan and to integrate successfully any acquired companies; the results of lawsuits or the outcome of investigations pending against the Company; the Company’s potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries) and competition.

QUARTERLY FINANCIAL DATA

      Following is a summary of quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Unaudited)
2001
Revenues	$198,969	$205,571	$191,060	$262,304
Gross profit on product sales	101,645	105,164	101,588	126,982
Income before extraordinary loss	21,022	21,477	9,156	33,545
Extraordinary loss, net of tax	—	214	20,852	—
Net income (loss)	21,022	21,263	(11,696)	33,545
Basic earnings per share before extraordinary loss	.26	.27	.11	.41
Extraordinary loss, net of tax	—	.01	.25	—
Basic earnings (loss) per share — net income (loss)	.26	.26	(.14)	.41
Diluted earnings per share before extraordinary loss	.26	.26	.11	.40
Extraordinary loss, net of tax	—	—	.25	—
Diluted earnings (loss) per share — net income (loss)	$.26	$.26	$(.14)	$.40
2000(1)
Revenues	$192,340	$191,433	$207,342	$209,189
Gross profit on product sales	98,574	87,398	94,112	102,302
Income (loss) before extraordinary loss	27,399	31,093	36,609	(1,696)
Extraordinary loss, net of tax	—	—	—	3,225
Net income (loss)	27,399	31,093	36,609	(4,921)
Basic earnings (loss) per share before extraordinary loss	.35	.39	.46	(.02)
Extraordinary loss, net of tax	—	—	—	.04
Basic earnings (loss) per share — net income (loss)	.35	.39	.46	(.06)
Diluted earnings (loss) per share before extraordinary loss	.34	.38	.45	(.02)
Extraordinary loss, net of tax	—	—	—	.04
Diluted earnings (loss) per share — net income (loss)	$.34	$.38	$.45	$(.06)

(1)	The net loss before extraordinary loss in the fourth quarter of 2000 is primarily due to a decrease in royalty revenue caused by a temporary slowdown in royalty revenue and an adjustment to actual from management’s estimate in the third quarter. In connection with the Grand Jury investigation and SEC litigation, the Company has recorded a reserve in the fourth quarter of $9,250,000 to cover the potential combined settlement liability and all other related costs. Additionally, the Company had increased research and development costs and a higher effective tax rate in the fourth quarter of 2000.

For the fourth quarter of 2000, dilutive options did not have an effect on the computation of diluted loss per share since they were anti-dilutive.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

December 31, 2001

Page

Report of independent accountants	36
Financial statements:
Consolidated balance sheets at December 31, 2001 and 2000	37
For the years ended December 31, 2001, 2000 and 1999:
Consolidated statements of income	38
Consolidated statements of stockholders’ equity	39
Consolidated statements of cash flows	40
Notes to consolidated financial statements	41
Financial statement schedule for the years ended December 31, 2001, 2000 and 1999:
II. Valuation and qualifying accounts	64
The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of ICN Pharmaceuticals, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. (a Delaware corporation) and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

PRICEWATERHOUSECOOPERS LLP

Orange County, California

February 27, 2002

ICN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000
(In thousands, except per share data)

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$325,253	$155,205
Restricted cash	2,342	380
Accounts receivable, net	266,879	225,639
Inventories, net	163,930	170,263
Prepaid expenses and other current assets	14,525	13,929

Total current assets	772,929	565,416
Property, plant and equipment, net	405,361	367,229
Deferred income taxes, net	65,175	75,037
Other assets	64,614	32,300
Goodwill and intangibles, net	446,286	437,090

	$1,754,365	$1,477,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$55,719	$61,741
Accrued liabilities	96,624	91,447
Notes payable and current portion of long-term debt	5,741	907
Income taxes payable	3,396	4,682

Total current liabilities	161,480	158,777
Long-term debt, less current portion	734,933	510,781
Deferred income taxes and other liabilities	39,377	40,988
Minority interest	7,858	9,332
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 81,689 (2001) and 80,197 (2000) shares outstanding (after deducting shares in treasury of 814 and 814, respectively)	817	802
Additional capital	995,243	973,157
Accumulated deficit	(96,055)	(130,087)
Accumulated other comprehensive income	(89,288)	(86,678)

Total stockholders’ equity	810,717	757,194

	$1,754,365	$1,477,072

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999

Revenues:
Product sales	$721,115	$645,204	$638,527
Royalties	136,989	155,100	108,885

Total revenues	858,104	800,304	747,412

Costs and expenses:
Cost of product sales	285,736	262,818	256,146
Selling, general and administrative	320,472	304,314	252,207
Research and development	30,474	18,769	10,963
Amortization of goodwill and intangibles	32,084	30,448	29,239

Total expenses	668,766	616,349	548,555

Income from operations	189,338	183,955	198,857
Other (income) loss, net, including translation and exchange	(1,168)	6,587	11,823
Interest income	(9,644)	(12,542)	(8,894)
Interest expense	55,793	60,356	55,943

Income before income taxes, minority interest and extraordinary loss	144,357	129,554	139,985
Provision for income taxes	58,609	37,683	28,996
Minority interest	548	(1,534)	(7,637)

Income before extraordinary loss	85,200	93,405	118,626
Extraordinary loss, net of income taxes	21,066	3,225	—

Net income	$64,134	$90,180	$118,626

Basic earnings per share:
Income per share before extraordinary loss	$1.05	$1.18	$1.52
Extraordinary loss per share	0.26	0.04	—

Basic net income per share	$0.79	$1.14	$1.52

Diluted earnings per share:
Income per share before extraordinary loss	$1.02	$1.14	$1.45
Extraordinary loss per share	0.25	0.04	—

Diluted net income per share	$0.77	$1.10	$1.45

Shares used in per share computation:
Basic	81,124	79,395	77,833

Diluted	83,166	82,264	82,089

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001, 2000 and 1999
(In thousands)

						Retained	Accumulated
	Preferred Stock		Common Stock			Earnings	Other
					Additional	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Total

Balance at December 31, 1998	1	$1	76,411	$764	$928,956	$(295,211)	$(48,346)	$586,164
Comprehensive income:
Net income	—	—	—	—	—	118,626	—	118,626
Foreign currency translation adjustments	—	—	—	—	—	—	(20,450)	(20,450)

Total comprehensive income								98,176
Exercise of stock options	—	—	1,148	11	12,883	—	—	12,894
Tax benefit of stock options exercised	—	—	—	—	5,173	—	—	5,173
Stock compensation	—	—	(53)	—	2,043	—	—	2,043
Settlement related to acquisition contingency	(1)	(1)	—	—	(28,312)	—	—	(28,313)
Issuance of common stock:
In connection with license agreement	—	—	2,041	20	41,980	—	—	42,000
In connection with acquisitions	—	—	17	—	1,756	—	—	1,756
Purchase of treasury stock	—	—	(614)	(6)	(15,298)	—	—	(15,304)
Cash dividends	—	—	—	—	—	(21,017)	—	(21,017)

Balance at December 31, 1999	—	—	78,950	789	949,181	(197,602)	(68,796)	683,572
Comprehensive income:
Net income	—	—	—	—	—	90,180	—	90,180
Foreign currency translation adjustments	—	—	—	—	—	—	(17,882)	(17,882)

Total comprehensive income								72,298
Exercise of stock options	—	—	1,193	12	14,556	—	—	14,568
Tax benefit of stock options exercised	—	—	—	—	2,721	—	—	2,721
Stock compensation	—	—	(25)	—	1,720	—	—	1,720
Redemption of common stock	—	—	(46)	—	(20)	—	—	(20)
Issuance of common stock in connection with acquisitions	—	—	125	1	4,999	—	—	5,000
Cash dividends	—	—	—	—	—	(22,665)	—	(22,665)

Balance at December 31, 2000	—	—	80,197	802	973,157	(130,087)	(86,678)	757,194
Comprehensive income:
Net income	—	—	—	—	—	64,134	—	64,134
Foreign currency translation adjustments	—	—	—	—	—	—	(2,610)	(2,610)

Total comprehensive income								61,524
Exercise of stock options	—	—	1,412	14	12,243	—	—	12,257
Tax benefit of stock options exercised	—	—	—	—	7,844	—	—	7,844
Stock compensation	—	—	(25)	—	1,682	—	—	1,682
Settlement related to acquisition contingency	—	—	93	1	(1)	—	—	—
Issuance of common stock in connection with acquisitions	—	—	12	—	318	—	—	318
Cash dividends	—	—	—	—	—	(24,002)	—	(24,002)
Dividends declared	—	—	—	—	—	(6,100)	—	(6,100)

Balance at December 31, 2001	—	$—	81,689	$817	$995,243	$(96,055)	$(89,288)	$810,717

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income	$64,134	$90,180	$118,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,025	64,540	65,502
Provision for losses on accounts receivable	4,229	9,303	2,291
Provision for inventory obsolescence	6,239	8,561	5,880
Translation and exchange losses, net	3,832	6,587	11,823
Deferred income	—	—	(4,983)
Loss on sale of assets	1,431	1,223	882
Deferred income taxes	9,840	8,051	(1,112)
Other non-cash losses	2,333	2,333	4,016
Minority interest	548	(1,534)	(7,637)
Extraordinary loss	21,066	3,225	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(43,150)	3,755	(66,927)
Inventories	1,300	(34,129)	(13,236)
Prepaid expenses and other assets	(24,934)	2,909	(6,497)
Trade payables and accrued liabilities	936	5,856	(24,601)
Income taxes payable	18,418	6,907	(60)
Other liabilities	865	3,917	3,156

Net cash provided by operating activities	138,112	181,684	87,123

Cash flows from investing activities:
Capital expenditures	(68,802)	(49,330)	(44,083)
Acquisition of license rights, product lines and businesses	(49,981)	(45,581)	(23,876)
Proceeds from sale of assets	1,680	2,707	2,167
(Increase) decrease in restricted cash	(1,962)	34	15,144
Cash acquired in connection with acquisitions	—	4,613	288
Termination of joint venture	—	(3,238)	—

Net cash used in investing activities	(119,065)	(90,795)	(50,360)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	508,177	3,420	145,490
Proceeds from issuance of notes payable	19	5,724	19,976
Proceeds from exercise of stock options	12,257	14,568	12,894
Proceeds from issuance of common stock	—	—	42,000
Payments on long-term debt	(345,701)	(105,901)	(87,632)
Payments on notes payable	(28)	(7,911)	(31,695)
Dividends paid	(24,002)	(22,665)	(21,017)
Purchase of treasury stock	—	—	(15,304)
Repurchase of preferred stock	—	—	(28,313)

Net cash provided by (used in) financing activities	150,722	(112,765)	36,399

Effect of exchange rate changes on cash and cash equivalents	279	(496)	(506)

Net increase (decrease) in cash and cash equivalents	170,048	(22,372)	72,656
Cash and cash equivalents at beginning of year	155,205	177,577	104,921

Cash and cash equivalents at end of year	$325,253	$155,205	$177,577

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.     Organization and Background

      ICN Pharmaceuticals, Inc. and Subsidiaries (the “Company”) was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. (“Biomedicals”), in a transaction accounted for using the purchase method of accounting (the “Merger”). The Company is a global research based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products.

      The Company currently is in the process of implementing a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company’s royalty stream from ribavirin and the Company’s U.S. research and development operations) (“Ribapharm”), ICN International AG (comprised of the Company’s operations in Western Europe, Eastern Europe and AAA) (“ICN International”) and ICN Americas (comprised of the Company’s operations in North America, Latin America and the biomedicals business) (“ICN Americas”).

2.     Summary of Significant Accounting Policies

      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies or investments in 20%-50% owned companies where the Company does not exercise significant influence over operating and financial affairs are recorded at the lower of cost or fair value. The accompanying consolidated financial statements reflect the elimination of all significant intercompany account balances and transactions.

      Cash and Cash Equivalents: Cash equivalents include repurchase agreements, certificates of deposit, money market funds and municipal debt securities which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At December 31, 2001 and 2000, cash equivalents totaled $188,967,000 and $119,861,000, respectively.

      Marketable Securities: The Company classifies its investments as available for sale. Changes in market values are reflected as unrealized gains and losses, calculated on the specific identification method, in accumulated other comprehensive income.

      Allowance for Doubtful Accounts: The Company evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect the Company’s future collections experience.

      Inventories: Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost and the remaining shelf life of goods on hand.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7 - 50 years, machinery and equipment from 3 - 30 years, furniture and fixtures from 3 - 15 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of December 31, 2001 and 2000, goodwill and intangibles included the following:

			Amortization
	2001	2000	Periods

	(In thousands)
Goodwill	$68,997	$74,032	5 - 20 years
Acquired product rights	488,632	450,167	10 - 18 years
Other intangible assets	9,133	9,918	10 - 18 years

	566,762	534,117
Accumulated amortization	(120,476)	(97,027)

	$446,286	$437,090

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $3,400,000 in 2002. At December 31, 2001, the Company had goodwill, net of amortization of approximately $45,739,000. Pursuant to SFAS No. 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of change in accounting principle. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

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

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Barter Transactions: The Company periodically engages in barter transactions, primarily in Russia, related to the sale of its products in exchange for raw materials, other finished goods and costs of services incurred in the conduct of its operations. The Company accounts for these transactions in accordance with APB No. 29 “Accounting for Nonmonetary Transactions”, whereby the cost of the assets or service acquired is based upon the fair value of the asset surrendered or received whichever is more clearly evident. For each of the periods ended December 31, 2001, 2000 and 1999, the Company’s Russian subsidiaries recorded approximately $4,000,000, $3,000,000 and $8,000,000, respectively, in revenue related to barter transactions.

      Foreign Currency Translation: The assets and liabilities of the Company’s foreign operations, except those in highly inflationary economies, are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with SFAS No. 52, Foreign Currency Translation, the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. Recorded losses from foreign exchange transactions amounted to $2,211,000, $3,062,000 and $5,085,000 for 2001, 2000 and 1999, respectively. Recorded losses from foreign exchange translation amounted to $1,621,000, $3,525,000 and $6,738,000 for 2001, 2000 and 1999, respectively.

      Income Taxes: Income taxes are calculated in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than an enactment of changes in tax laws or rates.

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

      Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income represents foreign currency translation adjustments is presented as a component of accumulated comprehensive income.

      The component of other comprehensive income has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

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

      The Company’s Board of Directors declared a quarterly cash distribution of $.075 per share for each fiscal quarter of 2001. During 2000, the Company’s Board of Directors declared a quarterly cash distribution of $0.0725 per share for each fiscal quarter. During 1999, the Company’s Board of Directors declared a quarterly cash distribution of $0.07 per share for each fiscal quarter.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation: The Company has adopted the disclosure only provisions of SFAS No. 123 for stock options issued to employees. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion No. 25.

      Reclassifications: Certain prior year items have been reclassified to conform with the current year presentation, with no effect on previously reported net income or stockholders’ equity.

      New Accounting Pronouncement: In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its results of operations and financial position, it does not expect such impact to be material.

3.     Acquisitions

      On August 17, 2001, the Company acquired certain assets from an Argentine company, for a total cost of 23,774,000 Argentine pesos, of which $8,440,000 was paid in cash and the balance as a note payable ($9,584,000 as of December 31, 2001). The note is payable through February 2003 and accrues interest at 6% per annum. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

      On January 1, 2001, the Company acquired certain assets from Medical Alliance, Inc., a provider of office based surgical services, for $14,445,000 in cash. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

      During 2001, the Company acquired an additional 5.1% interest in a subsidiary in Hungary for $823,000 in cash, which increased the Company’s ownership to 96.4%.

      On July 1, 2000, the Company acquired 100% ownership of the Swiss pharmaceuticals company Solco Basel AG for $30,368,000, of which $25,156,000 was paid in cash ($4,026,000 of cash was received as part of the Solco assets) and the balance in 125,000 shares of the Company’s common stock. Goodwill of $2,821,000 was recorded in connection with the acquisition and is being amortized over a 20 year estimated useful life. Under the terms of the Company’s agreement with the sellers, the Company has guaranteed a per share price initially at CHF 64 ($38.56 as of December 31, 2001), increasing at a rate of 4% per annum through June 30, 2002. If the holders of the shares sell any of the shares prior to June 30, 2002, the Company is entitled to one-half of any proceeds realized in excess of the guaranteed price. If the market price of the Company’s common stock is below the guaranteed price at the end of the guarantee period, the Company will be required to satisfy the aggregate guarantee amount by payment in cash. As of December 31, 2001 the aggregate guaranteed value of the shares held by the sellers exceeds the market value by approximately $1,080,000. This acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

      Product Acquisitions — In 2001 and 2000, the Company acquired the rights to certain products for the total consideration of $26,177,000 and $9,383,000, respectively. None of the above product acquisitions are material to the financial position or results of operations of the Company.

4.     Related Party Transactions

      In June 1996, the Company made a short-term loan to Mr. Milan Panic, the Chairman and CEO, in the amount of $3,500,000 for personal legal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of demand debt of the Chairman with a third party bank, which is renewable by the Chairman annually until repaid. In addition to

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the guarantee, the Company deposited $3,600,000 with this bank as collateral to the Chairman’s debt, which will remain in place until such time as the Chairman repays his obligation to the bank. This deposit is recorded as a long-term asset on the consolidated balance sheet. The Company is not aware of the time frame in which the Chairman expects to repay this obligation. Interest paid by the Company on behalf of the Chairman was charged to the Chairman as compensation expense and amounted to $150,755, $160,916 and $163,166 for the years ended December 31, 2001, 2000 and 1999. The Company recognized interest income on the bank deposit of $109,511, $124,330 and $126,097 for the years ended December 31, 2001, 2000 and 1999. The Chairman has provided collateral to the Company’s guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

      In January 2001, the Company made a loan to Mr. Adam Jerney, Chief Operating Officer and President of the Company, of $1,197,864 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options (the “Stock Option Program”). As of December 31, 2001, $318,329 was outstanding under the loan, which is collateralized by 41,427 shares of the Company’s common stock and is due in January 2003. In April 2001, the Company made a loan to Mr. Milan Panic, Chairman of the Board and Chief Executive Officer of the Company, of $2,731,519 as part of the Stock Option Program. The loan is collateralized by 286,879 shares of the Company’s Common Stock and is due in April 2004. These loans bear interest at a rate of 5.61% per annum in the case of Mr. Jerney and 4.63% per annum in the case of Mr. Panic, compounded annually. Interest is payable annually. These loans are non-recourse with respect to principal and full recourse to the obligor with respect to interest. As of December 31, 2001, the loans are included in the accompanying consolidated balance sheet as a reduction of stockholders’ equity.

      In January 2002, Mr. Milan Panic exchanged 197,409 stock options with an exercise price of $17.99 and 169,578 stock options with an exercise price of $26.24 for 99,291 shares of the Company’s common stock valued at approximately $3,000,000. The Company will record this amount as compensation expense in the first quarter of 2002. The Company made a short-term loan to Mr. Milan Panic in connection with the exchange of options of $1,335,833. The loan is due January 18, 2003 and bears interest at a rate of 2.8% per annum payable annually.

5.     Concentrations of Credit Risk

      The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions. The Company’s cash and cash equivalents and restricted cash include $191,000,000 and $120,000,000, at December 31, 2001 and 2000, respectively, held in time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions. The Company is also exposed to credit risk on its accounts receivable balances in Russia as a result of the current economic situation. The Russian accounts receivable balances at December 31, 2001 and 2000 are $15,167,000 and $15,414,000, which is net of the allowances for doubtful accounts of $4,520,000 and $10,276,000, respectively.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Income Taxes

      Pretax income from continuing operations before minority interest and extraordinary loss for each of the years ended December 31, consists of the following (in thousands):

	2001	2000	1999

Domestic	$77,870	$85,826	$96,270
Foreign	66,487	43,728	43,715

	$144,357	$129,554	$139,985

      The income tax (benefit) provision for each of the years ended December 31, consists of the following (in thousands):

	2001	2000	1999

Current
Federal	$16,013	$1,159	$6,206
State	1,333	2,563	674
Foreign	25,905	16,642	15,469

	43,251	20,364	22,349
Deferred
Federal	11,104	16,298	8,779
State	273	(165)	1,199
Foreign	3,981	1,186	(3,331)

	15,358	17,319	6,647

	$58,609	$37,683	$28,996

      The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options. The 2001 and 2000 tax benefit of $7,844,000 and $2,721,000, respectively, were credited directly to additional capital.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The primary components of the Company’s net deferred tax asset at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred tax assets:
NOL carryforwards	$44,839	$54,568
Capital loss carryforward	25,458	25,458
Inventory and other reserves	6,474	3,934
Tax credit carryforwards	3,132	2,581
Other	6,701	9,925
Valuation allowance	(21,429)	(21,429)

Total deferred tax asset	65,175	75,037

Deferred tax liabilities:
Foreign fixed assets, intangibles, and other	(17,455)	(13,028)
Intangibles	(4,061)	(2,992)

Total deferred tax liability	(21,516)	(16,020)

Net deferred tax asset	$43,659	$59,017

      In connection with the Merger, the Company acquired approximately $226,000,000 of net operating loss carryforwards (“NOLs”). Included in the total acquired NOLs were $191,000,000 of domestic NOLs and $35,000,000 of foreign NOLs. Internal Revenue Service Code Section 382 imposes an annual limitation on the availability of domestic NOLs that can be used to reduce taxable income after certain substantial ownership changes of a corporation.

      At December 31, 2001, the Company has domestic and foreign NOLs of approximately $106,764,000 and $11,823,000, respectively, and a capital loss carryforward of $72,736,000. The Company’s NOLs begin to expire in the year 2007 and the majority of capital loss carryforward expires in the year 2008.

      In 2001 and 2000, the valuation allowance primarily relates to foreign net operating losses, primarily in Hungary, and a $12,548,000 tax benefit from the exercise of stock options included in the NOL carryforward. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

	2001	2000	1999

Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates:
Russia	3	5	1
Hungary	1	1	5
China	—	1	1
Latin America and Puerto Rico	(2)	(5)	(5)
Other Countries	—	—	—
Change in valuation allowance	—	(12)	(18)
Other, net	4	4	2

Effective rate	41%	29%	21%

      In Russia, the Company benefited from special tax relief that benefits pharmaceutical companies. Under this relief, approximately 75% of the income generated in Russia related to the manufacture and sale of prescription medicines is exempt from taxation. This reduces the statutory rate to approximately 8%. Effective January 1, 2002, changes in the tax laws repealed the exemption that benefited pharmaceutical companies. The statutory rate will increase to 24% in 2002.

      In 2000, the provision for income taxes includes deferred tax benefits of $16,284,000 resulting from the recognition of certain deferred tax assets through the reduction of the valuation allowance, primarily related to the capital loss carryforward. The Company has announced its intention to reorganize into three separately held public companies which management expects will result in a net capital gain allowing utilization of the capital loss carryforward. The realization of the capital loss is dependent upon the Company generating sufficient capital gains prior to the expiration of the capital loss carryforwards.

      The Company is aware of audits being conducted by various tax authorities. At this time the Company does not feel that they will result in material adjustments.

      During 2001, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company’s foreign subsidiaries with the exception of the Company’s Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 2001, is approximately $292,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2001	2000	1999

Income:
Numerator for basic earnings per share — income available to common stockholders	$64,134	$90,180	$118,626
Effect of dilutive securities:
Other dilutive securities	1	5	(5)

Numerator for diluted earnings per share — income available to common stockholders after assumed conversions	$64,135	$90,185	$118,621

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	81,124	79,395	77,833
Effect of dilutive securities:
Employee stock options	2,021	2,755	2,680
Series D Convertible Preferred Stock	—	—	599
Other dilutive securities	21	114	977

Dilutive potential common shares	2,042	2,869	4,256

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	83,166	82,264	82,089

Basic earnings per share:
Income per share before extraordinary loss	$1.05	$1.18	$1.52
Extraordinary loss per share	0.26	0.04	—

Basic net income per share	$0.79	$1.14	$1.52

Diluted earnings per share:
Income per share before extraordinary loss	$1.02	$1.14	$1.45
Extraordinary loss per share	0.25	0.04	—

Diluted net income per share	$0.77	$1.10	$1.45

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Detail of Certain Accounts

	2001	2000

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$193,970	$190,386
Royalties receivable	70,627	39,741
Other receivables	17,545	15,372

	282,142	245,499
Allowance for doubtful accounts	(15,263)	(19,860)

	$266,879	$225,639

Inventories, net:
Raw materials and supplies	$53,767	$61,623
Work-in-process	24,767	22,701
Finished goods	103,150	103,932

	181,684	188,256
Allowance for inventory obsolescence	(17,754)	(17,993)

	$163,930	$170,263

Property, plant and equipment, net:
Land	$16,114	$16,154
Buildings	202,877	163,453
Machinery and equipment	257,275	222,693
Furniture and fixtures	28,224	23,196
Leasehold improvements	12,571	6,610

	517,061	432,106
Accumulated depreciation and amortization	(137,647)	(104,157)
Construction in progress	25,947	39,280

	$405,361	$367,229

      At December 31, 2001, construction in progress primarily includes costs incurred for plant expansion projects in Russia and North America. At December 31, 2000, construction in progress includes costs incurred to date for the construction of a new research and development facility in North America and other plant expansion projects.

Accrued liabilities:
Payroll and related items	$23,542	$18,425
Interest	17,757	10,738
Legal and professional fees	5,747	11,969
Accrued returns and allowances	12,043	7,402
Other	37,535	42,913

	$96,624	$91,447

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Debt

      Long-term debt consists of the following (in thousands):

	2001	2000

9 1/4% Senior Notes due 2005.	$—	$190,645
8 3/4% Senior Notes due 2008 (net of unamortized discount of $3,421 in 2002 and $5,943 in 2000)	191,190	306,227
6 1/2% Convertible Subordinated Notes due 2008.	525,000	—
U.S. mortgage with fixed interest rate of 8.9%, interest and principal payable monthly through 2022.	2,982	3,033
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5% (3.3% at December 31, 2001); interest and principal payable semi-annually through 2030.	10,378	10,862
Notes payable due 2002 and 2003.	9,584	—
Other	1,540	912

	740,674	511,679
Less current portion	5,741	898

Total long-term debt	$734,933	$510,781

      In 2001, the Company repurchased $117,559,000 principal amount of its 8 3/4% Senior Notes due 2008 (“8 3/4% Senior Notes”) and $1,667,000 principal amount of its 9 1/4% Senior Notes due 2005 (“9 1/4% Senior Notes”). In connection with these repurchases, the Company recorded an extraordinary loss on early extinguishment of debt of $13,374,000, net of an income tax benefit of $7,523,000.

      In July 2001, the Company completed an offering of $525,000,000 of 6 1/2% Convertible Subordinated Notes (the “Convertible Subordinated Notes”) due 2008. The notes are convertible into the Company’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes or $34.26 per share, subject to anti-dilution adjustments. Upon the earlier to occur of a public offering of Ribapharm common stock or a spin-off of Ribapharm (if either occurs), Ribapharm will become jointly and severally liable for the obligations under the Convertible Subordinated Notes. In the event of a spin-off of Ribapharm, converting note holders would receive the Company’s common stock and the number of shares of Ribapharm common stock the note holders would have received had the Convertible Subordinated Notes been converted immediately prior to the spin-off. On August 17, 2001, the Company redeemed the entire aggregate principal amount outstanding of $188,978,000 of the Company’s 9 1/4% Senior Notes at a redemption price of 104.625% of the principal amount thereof, plus accrued and unpaid interest. In connection with this redemption, the Company recorded an extraordinary loss on early extinguishment of debt of $7,692,000, net of an income tax benefit of $4,327,000.

      During 2000, the Company repurchased $84,355,000 of its outstanding 9 1/4% Senior Notes for $89,880,000 cash and $12,830,000 of its outstanding 8 3/4% Senior Notes for $12,515,000 cash. The repurchase generated an extraordinary loss on early extinguishment of debt of $3,225,000, net of an income tax benefit of $1,737,000.

      In July 1999 and August 1998, the Company completed private placements of $125,000,000 and $200,000,000 principal amount, respectively, of its 8 3/4% Senior Notes due 2008 (the “8 3/4% Senior Notes”). Net proceeds to the Company, after discounts and costs of issuance, were $118,485,000 and $190,821,000, respectively. The Company used a portion of the proceeds from the 1999 issuance for principal payments of long-term debt and short-term borrowings. In November 2001, all of the outstanding 8 3/4% Senior Notes were exchanged for registered 8 3/4% Senior Notes with identical terms.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 8 3/4% Senior Notes are general unsecured obligations of the Company which rank pari passu in right of payment with all other unsecured senior indebtedness, and are senior to all subordinated indebtedness of the Company. Upon a change of control (as defined in the related indentures), the Company will be required to offer to repurchase the 8 3/4% Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest thereon to the date of repurchase. Interest on the 8 3/4% Senior Notes is payable semi-annually. The indentures governing the 8 3/4% Senior Notes include certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets, or the Company’s ability to consolidate or merge with another entity, subject to qualifications and exceptions. On February 21, 2002, the Company commenced a cash tender offer and consent solicitation for all of the outstanding 8 3/4% Senior Notes. The offer is contingent, at the option of the Company, on the completion of an initial public offering of Ribapharm.

      The Company has mortgages totaling $13,360,000 payable in U.S. dollars and Swiss francs, collateralized by certain real property of the Company having a net book value of $6,664,000 at December 31, 2001.

      Aggregate annual maturities of long-term debt are as follows (in thousands):

2002	$5,741
2003	5,696
2004	744
2005	526
2006	471
Thereafter	727,496

Total	$740,674

      The estimated fair value of the Company’s debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $801,959,000 and $527,072,000 compared to its carrying value of $719,611,000 and $511,679,000 at December 31, 2001 and 2000, respectively.

      The Company has short and long-term lines of credit aggregating $14,500,000 under which no borrowings were outstanding at December 31, 2001. The lines of credit provide for short-term borrowings and bear interest at variable rates based upon LIBOR (approximately 1.9% at December 31, 2001) or other indices.

10.     Common Stock

      During 2000, the Board of Directors and the stockholders each approved the Company’s Amended and Restated 1998 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan, as amended, provides for the granting of options to purchase a maximum of 11,604,000 shares (including 3,000,000 shares authorized in 1998) of the Company’s common stock to key employees, officers, directors, consultants and advisors of the Company. Options granted under the Stock Option Plan must have an option price not less than 85% of the fair market value of the Company’s common stock at the date of the grant, and a term not exceeding 10 years. Options vest ratably over a four year period from the date of the grant. Under the Stock Option Plan each nonemployee director is granted 15,000 options on each April 18.

      The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company’s Stock Option Plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	2001	2000	1999

Net income	$64,134	$81,643	$109,876
Earnings per share — basic	0.66	1.03	1.41
Earnings per share — diluted	0.64	0.99	1.34

      The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999

Weighted-average life (years)	5.4	4.8	4.4
Volatility	44%	55%	54%
Expected dividend per share	$0.36	$0.36	$0.36
Risk-free interest rate	4.61%	5.80%	5.40%
Weighted-average fair value of options granted	$10.86	$12.91	$12.51

      The following table sets forth information relating to stock option plans during the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share data):

	Number of	Weighted Average
	Shares	Exercise Price

Shares under option, December 31, 1998.	10,353	$18.97
Granted	1,451	25.66
Exercised	(1,148)	11.10
Canceled	(288)	24.52

Shares under option, December 31, 1999.	10,368	20.59
Granted	571	25.05
Exercised	(1,193)	12.21
Canceled	(586)	31.00

Shares under option, December 31, 2000.	9,160	21.25
Granted	3,419	24.48
Exercised	(1,415)	11.51
Canceled	(443)	31.45

Shares under option, December 31, 2001.	10,721	$23.40

Exercisable at December 31, 1999.	6,962	$16.10

Exercisable at December 31, 2000.	6,903	$18.36

Exercisable at December 31, 2001.	6,596	$21.65

Options available for grant at December 31, 2000	4,034

Options available for grant at December 31, 2001	1,057

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The schedule below reflects the number of outstanding and exercisable options as of December 31, 2001 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable

		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (years)

$ 5.77 to $17.99	3,926	$13.61	3,897	$13.60	2.76
$18.25 to $26.88	4,158	$23.46	1,336	$23.85	8.09
$26.98 to $46.25	2,637	$37.86	1,363	$42.51	7.45

	10,721		6,596

      Stock Repurchase Plan: In 1998, the Company’s Board of Directors authorized two stock repurchase programs. The first repurchase program authorized the Company to repurchase up to $10,000,000 of its outstanding common stock. The second authorized the Company to initiate a long-term repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In executing the repurchase programs, the Company is limited by certain covenants contained in the indenture relating to the Company’s 8 3/4% Senior Notes. In the indenture, the Company is permitted to repurchase up to $10,000,000 of its common stock under the first program; however, repurchases under the second program will only be permitted as the Company generates cumulative net income, as provided for in the indenture. In 1998, the Company repurchased an aggregate of 200,000 shares of its common stock for $4,450,000. In March 1999, the Company repurchased additional shares of 223,967 of its common stock for $5,550,000, completing its first stock repurchase program. In December 1999, the Company repurchased additional shares of 390,200 of its common stock for $9,754,000, initiating the second stock repurchase program. No shares were repurchased in 2001 and 2000.

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

      Stockholder Rights Plan: The Company has adopted a Stockholder Rights Plan to protect stockholders’ rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company’s common stock. As part of this plan, each share of the Company’s common stock carries a right to purchase one one-hundredth (1/100) of a share of Series A Preferred Stock (the “Rights”), par value $0.01 per share, of the Company at a price of $125 per one one-hundredth of a share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The Rights expire on November 1, 2004.

      Long-term Incentive Plan: The Company has a long-term incentive plan, which provides for the issuance of shares of the Company’s common stock to senior executives. Shares issued under the long-term incentive plan are restricted and vest over a four-year period. In 2001, 2000 and 1999, no shares were issued under the plan. In 1998, approximately 319,000 shares of the Company’s common stock having a value of $10,466,000 were issued under this plan. Compensation expense for the value of the common shares issued is being recognized over the vesting period and is credited to additional capital. During 2001, 2000 and 1999, the Company recorded an other non-cash charge relating to the compensation expense of $2,333,000, $2,333,000

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2,737,000, respectively. The amount expected to be recognized in 2002, assuming that all current participants in the long-term incentive plan remain in the plan through the vesting period, is $195,000.

      Contingently Issuable Shares: Effective October 1, 1998, the Company issued 2,883,871 shares of its common stock to F. Hoffmann-La Roche (“Roche”) as part of the consideration for the rights to four pharmaceutical products. Under the terms of the agreement with Roche, the Company guaranteed to Roche a per share price initially at $31.00, increasing at a rate of 6% per annum through December 31, 2000. On February 28, 2001, the Company issued 92,975 shares of its common stock valued at approximately $2,723,000 in settlement of the guarantee.

      Other: During 1999, the Company sold 2,041,498 shares of its common stock to Schering-Plough for $42,000,000. The sale was pursuant to the terms of a Stock Purchase Agreement made between the Company and Schering-Plough in 1995. See Note 15.

11.     Commitments and Contingencies

      On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the “SEC Complaint”). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns public disclosures made by the Company with respect to the status and disposition of the Company’s 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the “NDA”). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. A pre-trial schedule has been set which requires the end of discovery by August 1, 2002, and the commencement of trial on May 6, 2003. The Company and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. Pending completion of these negotiations, the courts have stayed discovery for 90 days. There can be no assurance that the SEC litigation will be settled by mutual agreement or what the amount of any settlement may ultimately be. In the event a settlement is not reached, the Company will vigorously defend any litigation.

      On December 17, 2001, the Company pled guilty in the United States District Court for the Central District of California to a single felony count for securities fraud for omitting to disclose until February 17, 1995, the existence and content of a letter received from the FDA in late 1994 regarding the unapprovable status of the Company’s 1994 NDA for ribavirin as a monotherapy treatment for chronic hepatitis C. This guilty plea was entered pursuant to a plea agreement with the United States Attorney for the Central District of California to settle a six-year investigation. The Company paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute the Company and will not bring any further criminal charges against the Company or any individuals, except one non-officer employee of the Company, relating to any matters that have been the subject of the investigation and will close its investigation of these matters.

      The conditions of the probation require the Company to create a compliance program to ensure no future violations of the federal securities laws and to pre-clear with the FDA any public communication by the Company concerning any matter subject to FDA regulation. The terms of the compliance program include the

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company retaining an expert to review its procedures for public communications regarding FDA matters and to develop written procedures for these communications. The compliance program also requires preparation of an annual report by the expert on the Company’s compliance with the written procedures and annual certification by the Company’s management that the Company is complying with the expert’s recommendations.

      In connection with the Grand Jury investigation and SEC litigation, the Company recorded a reserve in the fourth quarter of 2000 of $9,250,000 to cover the potential combined settlement liability and all other related costs. The $5,600,000 fine paid by the Company has been charged against the reserve.

      On or about February 9, 1999, the Company commenced an action in the United States District Court for the District of Columbia against the Republic of Serbia, the State Health Fund of Serbia, and the Federal Republic of Yugoslavia seeking damages in the amount of at least $500 million and declaratory relief arising out of the unlawful taking of the Company’s majority ownership interest in ICN Yugoslavia. On or about March 9, 1999, the State Health Fund of Serbia commenced an arbitration against the Company by filing a Request for Arbitration with the International Chamber of Commerce International Court of Arbitration in Paris, seeking unspecified injunctive relief and unquantified damages based upon alleged breaches by the Company of the November 1990 Foundation Agreement which led to the foundation of ICN Yugoslavia.

      On April 27, 1999, the Company filed its answer and counterclaims against the State Health Fund of Serbia. At the same time, the Company also filed a Request for Arbitration with the ICC International Court of Arbitration against the Republic of Serbia and the Federal Republic of Yugoslavia. This request seeks declaratory relief and damages arising out of the unlawful taking of the Company’s majority ownership interest in ICN Yugoslavia and the State Health Fund of Serbia’s failure to pay for goods sold and delivered. Thereafter, the action in the United States District Court for the District of Columbia was dismissed without prejudice pending the outcome of the ICC arbitration proceedings. On February 23, 2001, the arbitration panel issued decisions that the State Health Fund of Serbia is a proper party to the ICC arbitration, that the issue of jurisdiction over the Republic of Serbia in the ICC arbitration will be joined to the merits of the case, and that there is no jurisdiction over the Federal Republic of Yugoslavia in the ICC arbitration. The Company intends to prosecute vigorously its claims against the Federal Republic of Yugoslavia, the Republic of Serbia, and the State Health Fund of Serbia, and to defend against the State Health Fund of Serbia’s claims against the Company. An evidentiary hearing before the arbitration panel is scheduled for July 2002.

      The Company is a party to a legal matter at one of its distribution companies in Russia. The matter involves a claim relating to non-payment under a contract entered into in January 1995, prior to the Company’s acquisition of this Russian distribution company. The claimant is seeking to recover $6,200,000 in damages, plus expenses. Due to the complex and changing legal environment in Russia, the Company can not estimate the range or amount of possible loss, if any, that may be incurred. The Company intends to vigorously defend this matter, however, an adverse decision could have a material effect on the results of operations of the Company.

      The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

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

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Benefits Plans: The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company’s expense related to such defined contribution plan was not material in 2001, 2000 and 1999.

      Other: Milan Panic, the Company’s Chairman of the Board and Chief Executive Officer, is employed under a contract expiring December 31, 2002 that provides for, among other things, certain health and retirement benefits. The contract is automatically extended at the end of each term for successive one year periods unless either the Company or Mr. Panic terminates the contract upon six months prior written notice. Mr. Panic, at his option, may provide consulting services upon his retirement and will be entitled, when serving as a consultant, to participate in the Company’s medical and dental plans. The consulting fee shall not at any time exceed the annual compensation as adjusted, paid to Mr. Panic. Upon Mr. Panic’s retirement, the consulting fee shall not be subject to further cost-of-living adjustments.

      The Company has employment agreements with eleven other key executives which contain “change in control” benefits. Upon a “change in control” of the Company as defined in the contract, the employee shall receive severance benefits equal to three times salary or for the chairman five times salary and other benefits. As of December 31, 2001, the Company’s obligation, assuming a change in control had occurred would be $28,681,000 for all employment contracts.

12.     Business Segments and Geographic Data

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

      In 2001, the principal markets for the Company’s pharmaceutical products were North America, Western Europe (including Poland, Hungary and the Czech Republic), Russia and Latin America, which represented approximately 20%, 24%, 12% and 15%, respectively, of the Company’s revenues for the year. Approximately 62%, 64%, and 64% of the Company’s revenues for the years ended December 31, 2001, 2000 and 1999, respectively, were generated from operations outside the United States. The Company’s foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation, and other restrictive governmental actions.

      Changes in the relative values of currencies take place from time to time and may materially affect the Company’s results of operations. Their effects on the Company’s future operations are not predictable. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available.

      In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires reporting certain financial information according to the “management approach.” This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is organized into business units on the basis of geographic region. In applying SFAS No. 131, these business units have been aggregated into seven reportable segments based on similar long-term economic characteristics. The accounting policies of the segments are the same as those described in Note 2. The Company evaluates segment performance based on income from operations, which excludes intersegment sales as well as interest income and expense and foreign exchange gains and losses. The Company allocates amortization on the product rights acquired from Roche and SKB among the segments where the related revenues are reported; the unamortized cost of such acquired product rights is included in assets of the North America Pharmaceuticals segment.

      The tables below present information about reported segments and geographic data for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	Revenues			Operating Income (Loss)

	2001	2000	1999	2001	2000	1999

Pharmaceuticals
ICN Americas
North America	$173,674	$120,587	$145,809	$68,229	$47,931	$63,506
Latin America	128,218	127,485	100,325	40,807	41,951	34,859

Total ICN Americas	301,892	248,072	246,134	109,036	89,882	98,365

ICN International
Western Europe	206,376	187,206	185,417	26,427	16,404	15,633
Russia	103,066	106,271	91,648	(5,913)	(3,856)	9,005
Asia, Africa, Australia	49,826	45,133	54,131	5,306	(500)	13,682

Total ICN International	359,268	338,610	331,196	25,820	12,048	38,320

Total Pharmaceuticals	661,160	586,682	577,330	134,856	101,930	136,685
Biomedicals	59,955	58,522	61,197	7,630	3,379	6,416

Total product sales	721,115	645,204	638,527
Royalties	136,989	155,100	108,885	136,989	155,100	108,885

Consolidated revenues and segment operating income	$858,104	$800,304	$747,412	279,475	260,409	251,986

Corporate expenses				90,137	76,454	53,129
Interest income				(9,644)	(12,542)	(8,894)
Interest expense				55,793	60,356	55,943
Other (income) loss, net, including translation and exchange				(1,168)	6,587	11,823

Income before income taxes, minority interest and extraordinary loss				$144,357	$129,554	$139,985

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating income for 2001, 2000 and 1999 did not include any revenues or expenses related to the Company’s investment in ICN Yugoslavia.

	Depreciation and Amortization			Capital Expenditures(1)

	2001	2000	1999	2001	2000	1999

Pharmaceuticals
ICN Americas
North America	$19,133	$16,657	$16,042	$9,306	$5,789	$8,088
Latin America	5,802	5,230	8,381	4,196	2,968	3,198

Total ICN Americas	24,935	21,887	24,423	13,502	8,757	11,286

ICN International
Western Europe	17,803	19,602	15,603	13,868	10,763	10,111
Russia	5,453	4,845	4,544	9,971	7,028	12,636
Asia, Africa, Australia	4,327	4,699	5,398	209	172	103

Total ICN International	27,583	29,146	25,545	24,048	17,963	22,850

Total Pharmaceuticals	52,518	51,033	49,968	37,550	26,720	34,136
Biomedicals	8,650	5,530	7,302	4,892	2,366	2,379
Corporate	9,857	7,977	8,232	26,360	20,244	9,124

	$71,025	$64,540	$65,502	$68,802	$49,330	$45,639

(1)	Includes noncash capital expenditures of $1,556 for 1999.

	Assets

	2001	2000	1999

Pharmaceuticals
ICN Americas
North America	$553,166	$518,033	$516,231
Latin America	150,903	127,031	100,118

Total ICN Americas	704,069	645,064	616,349

ICN International
Western Europe	291,497	271,914	218,577
Russia	162,387	169,032	174,838
Asia, Africa, Australia	69,584	82,206	98,402

Total ICN International	523,468	523,152	491,817

Total Pharmaceuticals	1,227,537	1,168,216	1,108,166
Biomedicals	65,313	61,938	67,692
Corporate	461,515	246,918	296,403

	$1,754,365	$1,477,072	$1,472,261

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Data

	Revenues			Long-lived Assets

	2001	2000	1999	2001	2000	1999

United States	$323,586	$291,069	$271,217	$564,733	$495,254	$500,981
Canada	23,431	20,711	19,799	4,119	4,630	3,289
Western Europe	222,419	201,852	201,825	173,364	161,913	133,565
Latin America(1)	128,814	128,586	101,728	36,807	35,598	38,846
Russia	103,066	106,271	91,648	99,833	99,625	99,870
Asia, Africa, Australia	56,788	51,815	61,195	37,405	39,599	49,885

	$858,104	$800,304	$747,412	$916,261	$836,619	$826,436

(1)	Latin American region is principally Mexico.

      Revenues are attributed to the countries based upon the country of domicile of the Company’s subsidiary which made the sale, with the exception of certain sales exported from the United States into the Asia, Africa, and Australia region, where the sales are attributed to the region based upon the location of the customer. Long-lived assets principally consist of property, plant and equipment, acquired product rights and goodwill.

13.     ICN Yugoslavia

      On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company’s 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company’s equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on the unilaterally imposed recalculation of the Company’s original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998 and reduced the carrying value of the Company’s investment in ICN Yugoslavia to its fair value, estimated to be zero. The Company did not recognize any income or expense related to its investment in Yugoslavia in 2001, 2000 and 1999.

14.     ICN Russia

      The Company’s Russian operations generated 12%, 13%, and 12% of the Company’s total revenues for the years 2001, 2000 and 1999, respectively.

      While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 27.5 rubles to $1 by the end of 1999. To date, the ruble continues to fluctuate, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia’s return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company’s control.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the ruble exchange rate was 30.1 rubles to $1 as compared with the rate of 28.2 rubles to $1 and 27.5 rubles to $1 as of December 31, 2000 and 1999, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation and exchange losses of $1,621,000, $3,525,000 and $6,738,000, related to its Russian operations during 2001, 2000 and 1999, respectively. As of December 31, 2001, ICN Russia had a net monetary asset position of approximately $13,919,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company’s results of operations. The Company’s management continues to manage its net monetary exposure.

      The Company’s collections on accounts receivable in Russia have been adversely affected by the Russian economic situation. Prior to the August 1998 devaluation of the ruble, the Company had a favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region. These steps include a shortening of credit periods, suspension of sales to customers with past-due balances and discounts for cash sales.

      The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company’s customers, continue to experience liquidity problems as monetary policy has limited the money supply, and Russian companies often lack access to an effective banking system. As a result, many Russian companies have limited ability to pay their debts, which has led to a number of business failures in the region. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms.

15.     Agreement with Schering-Plough Corporation

      On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the “License Agreement”) and a Stock Purchase Agreement (the “Agreement”) with Schering-Plough Corporation (“Schering-Plough”). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alpha-2b. The License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole®. In addition, Schering-Plough was obligated to purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering-Plough is responsible for all clinical developments worldwide. In 1998, the Company sold to Schering-Plough its right to co-market oral ribavirin for the treatment of HCV in the European Union, in exchange for increased royalty rates on sales of ribavirin worldwide. In addition, the Company received a one-time payment of $16,500,000 from Schering-Plough in consideration for the sale to Schering-Plough of the additional marketing rights in the European Union, in settlement of past royalties, and as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union.

      Schering-Plough has informed the Company that it believes that royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. If Schering-Plough were to apply the proposed adjustment retroactively since the inception of the License Agreement, the adjustment to royalty revenue would be approximately $15,000,000. Further, if Schering-Plough were to successfully apply the proposed adjustment to future royalties payments, royalties earned could be reduced in the same proportion as the historical adjustment. In its second quarter royalty payment due on August 30, 2001, Schering-Plough withheld $11,628,000 related to royalties on indigent

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patient sales that were paid to the Company prior to the fourth quarter of 2000. Accordingly, $14,628,000 is currently due from Schering-Plough related to royalties recorded as revenue on indigent patient sales. As of December 31, 2001, no reserve has been established for this receivable as management believes collectibility is reasonably assured. Effective for the second quarter of 2001, the Company no longer recognizes revenue on products distributed as part of the indigent marketing program. The Company has filed an arbitration claim to prevent Schering-Plough from adjusting its royalty payments to the Company.

      In November 2000, the Company entered into an agreement that provides Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the strategic agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin™ or Viramidine™. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound.

      Under the terms of the agreement, the Company also granted Schering-Plough the right of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as the right of first/last refusal with respect to Levovirin™ and Viramidine™ (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if the Company intends to offer a license or other rights with respect to any of these compounds to a third party, the Company is required to notify Schering-Plough. At Schering-Plough’s request, the Company is required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company cannot reach an agreement with Schering-Plough, the Company is permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company is required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

      If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, the Company may continue to develop that compound or license that compound to other third parties. The agreement with Schering-Plough will terminate the later of 12 years from the date of the agreement or the termination of the 1995 license agreement with Schering-Plough. The agreement was entered into as part of the resolution of claims asserted by Schering-Plough against the Company, including claims regarding the Company’s alleged improper hiring of former Schering-Plough research and development personnel and claims that the Company was not permitted to conduct hepatitis C research.

      In June 2001, the Company licensed Levovirin™ to Roche. The Company’s agreement with Schering-Plough granted Scering-Plough Refusal Rights for Levovirin™. Although the Company believes it has complied with the Refusal Rights, Schering-Plough may allege that the Company has not complied with the Refusal Rights to Levovirin™.

      In February and December 1999, Schering-Plough purchased 1,141,498 and 900,000 shares of the Company’s common stock for $27,000,000 and $15,000,000, respectively, pursuant to the Stock Purchase Agreement entered into in connection with the License Agreement.

16.     Supplemental Cash Flow Disclosures

      In 1999, the Company recorded an other non-cash charge of $1,000,000 related to the abandonment of unproductive assets.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the amounts of interest and income taxes paid during 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Interest paid	$45,754	$57,514	$52,165

Income taxes paid	$26,777	$20,299	$21,049

17.     Subsequent Events

      On March 11, 2002, the Company entered into an agreement to acquire Circe Biomedical, Inc., a development stage company, for $26,000,000, of which $6,000,000 will be paid in cash and the balance in shares of the Company’s common stock. The transaction is subject to approval under the Hart-Scott-Rodino Anti-trust Improvements Act of 1976. Additionally, the Company will pay milestone payments and royalties if a product is successfully developed. In connection with this purchase the Company estimates that approximately $12,000,000 will be allocated to in-process research and development because the technological feasibility of the product under development has not been established and no future alternative uses exist. The final purchase price allocation will be completed once a detailed evaluation of the fair market value of the assets acquired and liabilities assumed has been performed. The Company will record a charge for in-process research and development when the acquisition is completed.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

	(In thousands)
Year ended December 31, 2001
Allowance for doubtful accounts	$19,860	$4,229	$2,269	$(11,095)	$15,263

Allowance for inventory obsolescence	$17,993	$6,239	$2,981	$(9,459)	$17,754

Deferred tax asset valuation allowance	$21,429	$—	$—	$—	$21,429

Year ended December 31, 2000
Allowance for doubtful accounts	$26,547	$9,303	$1,000	$(16,990)	$19,860

Allowance for inventory obsolescence	$7,960	$8,561	$4,372	$(2,900)	$17,993

Deferred tax asset valuation allowance	$36,626	$(15,197)	$—	$—	$21,429

Year ended December 31, 1999
Allowance for doubtful accounts	$48,748	$2,291	$4,155	$(28,647)	$26,547

Allowance for inventory obsolescence	$11,588	$5,880	$1,020	$(10,528)	$7,960

Deferred tax asset valuation allowance	$55,938	$(19,312)	$—	$—	$36,626

(1)	These amounts represent acquisition-date balances of allowances for doubtful receivables and reserves for inventory obsolescence of acquired companies.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required under this Item is set forth under the captions “Information Concerning Nominees and Directors” and “Executive Officers” in the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2000 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.

Item 11.     Executive Compensation

      The information required under this Item is set forth under the caption “Executive Compensation and Related Matters” in the Proxy Statement and is incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required under this Item is set forth under the caption “Ownership of the Company’s Securities” in the Proxy Statement and is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required under this Item is set forth under the captions “Executive Compensation and Related Matters” and “Certain Transactions” in the Proxy Statement and is incorporated by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1.     Financial Statements

      Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, “Financial Statements and Supplementary Data”, included elsewhere in this Form 10-K.

2. Financial Statement Schedule

      Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.

3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
3.3	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
3.4	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
10.1	Indenture, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and The Bank of New York, as trustee, relating to the 6 1/2% Convertible Subordinated Notes due 2008. Previously filed as Exhibit 4.1 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.
10.2	Indenture, dated as of August 20, 1998, by and among ICN and United States Trust Company of New York, relating to $200,000,000 8 3/4% Senior Notes due 2008, previously filed as Exhibit 4.2 to the Company’s Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.*
10.3	Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company’s Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.
10.4	Application for Registration, Foundation Agreement, Joint Venture — ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.5	Charter of the Joint Stock Company — ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.6†	Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended November 30, 1989, which is incorporated herein by reference.
10.7†	Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

Exhibit
Number	Description

10.8†	Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999, previously filed as Exhibit 10.8 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.9†	Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.
10.10†	Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.
10.11†	Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals, Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated March 18, 1993 previously filed as Exhibit 10.4 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.
10.12†	Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.13	Registration Rights Agreement relating to the 6 1/2% Convertible Subordinated Notes due 2008, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and UBS Warburg LLC. Previously filed as Exhibit 4.2 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.
10.14†	Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, previously filed as Exhibit 10.14 for the Registrant’s Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.
10.15	Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.16	Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated December 31, 1998, previously filed as Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.17	ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.56 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.18	ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.19	ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.20	ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.21	Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to ICN Pharmaceuticals, Inc.’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

Exhibit
Number	Description

10.22	Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.
10.24	Form of Asset Purchase Agreement by and between Hoffmann-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
10.25	Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.2 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
10.26	Form of Asset Purchase Agreement by and between Syntex (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a Delaware corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.3 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
10.27	Agreement for the Sale and Purchase of a Portfolio of Pharmaceutical, OTC and Consumer Healthcare Products between SmithKline Beecham plc and ICN Pharmaceuticals, Inc., previously filed as Exhibit 10.22 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.
10.28	Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann-La Roche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.
10.31	ICN Pharmaceuticals, Inc. Executive Long Term Incentive Plan, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference.
10.32	Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., previously filed as exhibit 10.32 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.33	Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.34	Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.35†	Amendment to the Employment Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated April 14, 2000, previously filed as Exhibit 10.35 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

Exhibit
Number	Description

10.36†	Agreement between ICN Pharmaceuticals, Inc. and Johnson Yiu-Nam Lau, dated February 24, 2000, previously filed as Exhibit 10.36 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.37†	Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated July 14, 2000, previously filed as Exhibit 10.37 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.38†	Agreement between ICN Pharmaceuticals, Inc. and Harry Roosje, dated September 15, 2000, previously filed as Exhibit 10.38 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.39†	Agreement between ICN Pharmaceuticals, Inc. and Clifford Saffron, dated January 18, 2001, previously filed as Exhibit 10.39 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.40†	Agreement between ICN Pharmaceuticals, Inc. and Gregory Keever, dated July 1, 2001 filed herewith.
10.41†	Agreement between ICN Pharmaceuticals, Inc. and Roger D. Loomis, Jr., dated November 16, 2001, filed herewith.
10.42†	Agreement between ICN Pharmaceuticals, Inc. and Alan Charles, dated December 3, 2001, filed herewith.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

†	Management Compensation.

      (b) Reports on Form 8-K

      During the quarter ended December 31, 2001, the following report on Form 8-K were filed by the Registrant.

1. Current report on Form 8-K dated December 11, 2001 (the date of the earliest event reported), filed on December 12, 2001, for the purpose of reporting , under Item 5, the Registrant’s announcement of the settlement of the Grand Jury investigation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICN PHARMACEUTICALS, INC.

By	/s/ MILAN PANIC

Milan Panic
Chairman of the Board and
Chief Executive Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MILAN PANIC Milan Panic	Chairman of the Board and Chief Executive Officer	Date: March 27, 2002

/s/ ADAM JERNEY Adam Jerney	President, Chief Operating Officer, Director	Date: March 27, 2002

/s/ JOHN E. GIORDANI John E. Giordani	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Date: March 27, 2002

/s/ NORMAN BARKER, JR. Norman Barker, Jr.	Director	Date: March 27, 2002

/s/ BIRCH E. BAYH, JR. Senator Birch E. Bayh, Jr.	Director	Date: March 27, 2001

/s/ EDWARD A. BURKHARDT Edward A. Burkhardt	Director	Date: March 27, 2002

/s/ ALAN F. CHARLES Alan F. Charles	Director	Date: March 27, 2002

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	Date: March 27, 2002

/s/ ROGER GUILLEMIN Roger Guillemin	Director	Date: March 27, 2002

Name	Title	Date

/s/ JEAN-FRANCOIS KURZ Jean-Francois Kurz	Director	Date: March 27, 2002

/s/ STEVEN J. LEE Steven J. Lee	Director	Date: March 27, 2002

/s/ STEPHEN D. MOSES Stephen D. Moses	Director	Date: March 27, 2002

/s/ ROSEMARY TOMICH Rosemary Tomich	Director	Date: March 27, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
3.3	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
3.4	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
10.1	Indenture, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and The Bank of New York, as trustee, relating to the 6 1/2% Convertible Subordinated Notes due 2008. Previously filed as Exhibit 4.1 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.
10.2	Indenture, dated as of August 20, 1998, by and among ICN and United States Trust Company of New York, relating to $200,000,000 8 3/4% Senior Notes due 2008, previously filed as Exhibit 4.2 to the Company’s Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.*
10.3	Registration Rights Agreement, dated as of August 20, 1998, by and among ICN and Schroder & Co. Inc., previously filed as Exhibit 4.3 to the Company’s Registration Statement No. 333-63721 on Form S-4, which is incorporated herein by reference.
10.4	Application for Registration, Foundation Agreement, Joint Venture — ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.5	Charter of the Joint Stock Company — ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.6†	Agreement between ICN Pharmaceuticals, Inc. and Milan Panic, dated October 1, 1988 previously filed as Exhibit 10.51 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended November 30, 1989, which is incorporated herein by reference.
10.7†	Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.8†	Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999, previously filed as Exhibit 10.8 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.9†	Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.
10.10†	Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.
10.11†	Agreement among ICN Pharmaceuticals, Inc., ICN Biomedicals, Inc., SPI Pharmaceuticals, Inc. and Bill MacDonald, dated March 18, 1993 previously filed as Exhibit 10.4 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

Exhibit
Number	Description

10.12†	Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Jack Sholl dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.13	Registration Rights Agreement relating to the 6 1/2% Convertible Subordinated Notes due 2008, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and UBS Warburg LLC. Previously filed as Exhibit 4.2 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.
10.14†	Agreement between ICN Pharmaceuticals, Inc. and Benjamin Lap dated April 1, 1999, previously filed as Exhibit 10.14 for the Registrant’s Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.
10.15	Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and David Watt dated March 18, 1993, previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.16	Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier dated December 31, 1998, previously filed as Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.17	ICN Pharmaceuticals, Inc. 1992 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.56 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.18	ICN Pharmaceuticals, Inc. 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.19	ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.20	ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.21	Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 28, 1995 previously filed as Exhibit 10 to ICN Pharmaceuticals, Inc.’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934 as amended.
10.22	Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.
10.24	Form of Asset Purchase Agreement by and between Hoffmann-La Roche Inc., a New Jersey corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
10.25	Form of Asset Purchase Agreement by and between Roche Products Inc., a Panamanian corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.2 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.
10.26	Form of Asset Purchase Agreement by and between Syntex (F.P.) Inc., a Delaware corporation, Syntex (U.S.A.), a Delaware corporation, and ICN Pharmaceuticals, Inc., a Delaware corporation, dated as of October 30, 1997, previously filed as Exhibit 10.3 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.

Exhibit
Number	Description

10.27	Agreement for the Sale and Purchase of a Portfolio of Pharmaceutical, OTC and Consumer Healthcare Products between SmithKline Beecham plc and ICN Pharmaceuticals, Inc., previously filed as Exhibit 10.22 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.
10.28	Asset Purchase Agreement dated October 2, 1998 by and between F. Hoffmann-La Roche Ltd. and ICN Puerto Rico, Inc., previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.
10.31	ICN Pharmaceuticals, Inc. Executive Long Term Incentive Plan, previously filed as Exhibit 10.1 to ICN Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference.
10.32	Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., previously filed as exhibit 10.32 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.33	Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.34	Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.35†	Amendment to the Employment Agreement between ICN Pharmaceuticals, Inc. and Richard A. Meier, dated April 14, 2000, previously filed as Exhibit 10.35 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.36†	Agreement between ICN Pharmaceuticals, Inc. and Johnson Yiu-Nam Lau, dated February 24, 2000, previously filed as Exhibit 10.36 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.37†	Agreement between ICN Pharmaceuticals, Inc. and James McCoy, dated July 14, 2000, previously filed as Exhibit 10.37 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.38†	Agreement between ICN Pharmaceuticals, Inc. and Harry Roosje, dated September 15, 2000, previously filed as Exhibit 10.38 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.39†	Agreement between ICN Pharmaceuticals, Inc. and Clifford Saffron, dated January 18, 2001, previously filed as Exhibit 10.39 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.40†	Agreement between ICN Pharmaceuticals, Inc. and Gregory Keever, dated July 1, 2001 filed herewith.
10.41†	Agreement between ICN Pharmaceuticals, Inc. and Roger D. Loomis, Jr., dated November 16, 2001, filed herewith.
10.42†	Agreement between ICN Pharmaceuticals, Inc. and Alan Charles, dated December 3, 2001, filed herewith.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

†	Management Compensation.