Form 10-K/A
period 2001-12-31
ICN PHARMACEUTICALS INC
filed 2002-04-29
CIK 930184

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 2001.

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

                                                        Name of each exchange on
                 Title of each class                        which registered
             Common stock, $.01 par value                New York Stock Exchange
(Including associated preferred stock purchase rights)

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on March 21, 2002, was approximately $2,569,289,058.

   The number of outstanding shares of the Registrant's common stock as of March 21, 2002 was 82,677,075.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

================================================================================

                               EXPLANATORY NOTE

   Since a Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders may not be filed prior to April 30, 2002, following is information required by Part III of Form 10-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The Board of Directors of ICN Pharmaceuticals, Inc. (the "Company") currently consists of twelve members and will consist of nine members after this election: Senator Birch E. Bayh, Jr., Abraham E. Cohen and Richard H. Koppes (the "ICN Nominees") are standing for election for terms expiring in 2005. Messrs. Jean-Francois Kurz, Milan Panic and Roderick M. Hills are serving until the 2003 Annual Meeting of Stockholders. Messrs. Edward A. Burkhardt and Steven J. Lee and General Ronald R. Fogleman are serving until the 2004 Annual Meeting of Stockholders. Set forth below with respect to each director is certain personal information, including the present principal occupation and recent business experience, age, year commenced service as a director of the Company (including service as a director of a predecessor company) and other corporate directorships.

   Mr. Alan F. Charles, a director of the Company since 1986, resigned from the Board of Directors of the Company on April 10, 2002. He remains as Executive Vice President, Corporate Relations of the Company, a position he assumed in December 2001. Mr. Charles' resignation was consistent with the Company's long standing policy to limit the number of Company employees on the Board. Mr. Cohen became a director upon Mr. Charles' resignation. Dr. Roger Guillemin, a director of the Company since 1989, resigned from the Board of Directors of the Company and became a member of the board of directors of Ribapharm Inc. ("Ribapharm"), a majority owned subsidiary of the Company, upon completion of the initial public offering of the common stock of Ribapharm on April 17, 2002 (the "Ribapharm Offering"). Dr. Guiliemin's resignation was consistent with the Company's intention that no person would serve as a director of both the Company and Ribapharm. Mr. Hills' appointment by the Board as a director became effective upon Dr. Guillemin's resignation.

   Messrs. Norman Barker, Jr., Adam Jerney and Stephen D. Moses, and Ms. Rosemary Tomich, whose terms expire in 2002, are not seeking re-election.

   Franklin Mutual Advisors, LLC, Iridian Asset Management LLC and certain of their affiliates (the "Dissident Stockholders") are seeking to elect the following persons to the Board: Richard H. Koppes, Robert W. O'Leary and Randy
H. Thurman.

   On October 19, 2000, the Company entered into an agreement with Special Situations Partners, Inc. ("SSP") pursuant to which the Company agreed to hold the 2001 Annual Meeting of Stockholders no later than May 30, 2001 and the 2002 Annual Meeting of Stockholders no later than May 29, 2002. The agreement also provides that the Company will cause the size of the Board to be reduced to nine (9) members by no later than the 2002 Annual Meeting of Stockholders. The agreement provides that this reduction is to be accomplished by reducing to three the number of directors to be elected at each annual meeting of stockholders beginning with the 2000 Annual Meeting of Stockholders and that the number of directors elected at the 2001 and 2002 Annual Meetings in no event constitute less than two-thirds of the Board; and the Company would not impede or prevent any qualified person from soliciting proxies, making stockholder proposals or nominating directors at the 2001 and 2002 Annual Meetings. In accordance with the agreement with SSP, the Company has amended its By-laws to incorporate the provisions specified above.

   On October 19, 2000, the Company and Relational Investors LLC, on its own behalf and on behalf of each of its affiliates (collectively, "Relational"), entered into an agreement in which Relational agreed to withdraw nominees for election at the 2000 Annual Meeting. The Company and Relational further agreed that David H.

Batchelder would resign as a director of the Company if the Company requested him to do so prior to the 2000 Annual Meeting. If Relational determined that the Company had not made sufficient progress in executing its restructuring, then Relational had the right to request that the Company cause a nominee designated by Relational to be appointed to, as well as nominated for election to, the class of directors with a term expiring at the 2004 Annual Meeting, and if that nominee is not elected as a director at the 2001 Annual Meeting, then the Company would appoint that nominee to the Board of Directors. Mr. Batchelder resigned from the Board of Directors on October 25, 2000. On March 1, 2001, Relational requested that the Company nominate Mr. Batchelder for election at the 2001 Annual Meeting. On April 6, 2001, the Company advised Relational that it did not believe Relational was entitled to any right to board membership for two primary reasons. First, the correspondence received by the Company from Relational Investors LLC did not indicate that affiliates of Relational Investors LLC had made the determination for nominee designation as required by the terms of the agreement. Because the agreement was entered into by Relational Investors LLC on its own behalf and on behalf of each of its affiliates, a request for appointment of a nominee to the Board of Directors was not valid, in the Company's view, unless all of Relational Investors LLC's affiliates jointly requested the appointment. The Company was, therefore, unable to determine whether the conditions to Relational's rights under the agreement had been satisfied. Second, at the time the Company negotiated the agreement, it was the Company's opinion that Relational's desire to obtain a Board seat was based upon the fact that Relational was a significant stockholder of the Company. At that time, it was also implied to the Company that Relational would continue to remain a significant stockholder. However, based upon public filings, it was the Company's understanding that Relational had sold all but 100 shares of its Common Stock by that time. Based upon public filings, the Company does not believe that Relational owns any shares of Common Stock at this time. The Company, therefore, may have entered into the agreement based on misleading information concerning Relational's intentions. On April 19, 2001, Mr. Batchelder advised the Company that Relational disagreed with the Company's position and reserved all of its rights under the agreement, including, without limitation, those relating to specific performance. No further correspondence has been received by the Company from Relational on these issues. If it is ultimately determined by a court of competent jurisdiction that Relational is entitled to designate a nominee to be appointed to the Board of Directors, the Company will appoint such nominee to the Board of Directors. It is the Company's position that in this event the Board of Directors would have the right to determine the class of directors to which the Relational nominee would be appointed (however, the Company's right to do so may not be free from doubt). Under the Company's By-laws (as amended in accordance with the terms of the agreement with SSP), there will be no position available in the classes of directors whose terms expire at the 2003, 2004 or 2005 Annual Meeting of Stockholders, unless there is a vacancy, by resignation or otherwise, or the Board of Directors unanimously agrees to amend the By-laws (or is compelled by a court of competent jurisdiction to amend the By-laws).

   Messrs. Burkhardt and Lee and General Fogleman were elected to the Board of Directors at the 2001 Annual Meeting of Stockholders for terms expiring at the 2004 Annual Meeting of Stockholders. These directors were nominated by the ICN Committee to Maximize Shareholder Value and were opposed by nominees selected by the Board of Directors. The members of the ICN Committee to Maximize Shareholder Value were these three directors, SSP and Providence Capital, Inc. ("Providence"). Providence is presently acting as financial advisor to the Dissident Stockholders.

   On March 13, 2002, the Board appointed a Nominating Committee to consider the qualifications of potential candidates for election to the Board and to recommend candidates to the Board of Directors. The members of the Nominating Committee are General Fogleman, and Messrs. Burkhardt and Barker. General Fogleman and Mr. Burkhardt are stockholder nominated directors elected at the 2001 Annual Meeting. The Nominating Committee considered potential candidates to fill Dr. Guillemin's position (due to his then pending resignation upon completion of the Ribapharm Offering), Mr. Charles' position (due to his then pending resignation due to his appointment as an executive officer of the Company), and the three positions to be filled at the Annual Meeting. The Nominating Committee interviewed and reviewed the background and qualifications of, various candidates for election to the Board of Directors, including Senator Bayh and Messrs. Cohen, Koppes, O'Leary, Thurman and Hills, as well as reviewing the background and qualifications of each of the members of the Board of Directors whose term is expiring at the Annual Meeting. The Nominating Committee made various interim reports to the Board and on April 2, 2002, as a result of recommendations by the Nominating Committee, the full Board appointed Mr. Hills a director of the Company, with such appointment becoming effective upon Dr. Guillemin's resignation at the time of the completion of the Ribapharm Offering.

   When combined with the election of the three stockholder nominated directors at the 2001 annual meeting, the election of the ICN Nominees at the Annual Meeting would result in six of the nine ICN directors having served on the Board for one year or less. All six of these directors would have had no relationship with the Company prior to being elected or appointed to the Board. Among these six new directors, four would be stockholder nominated directors.

   After being notified of the Board's decision to nominate him, Mr. Koppes sent the following letter to the Company:

      "I understand from our telephone conversation last Thursday night that ICN is considering including me as part of the company's slate of nominees for election to the board at the upcoming annual meeting. I am honored that the company is considering such a nomination.

      "As you know, however, I have already agreed to be nominated, and I fully expect and intend to be nominated and supported, by Franklin Mutual Advisers and Iridian Asset Management, together with two other well-qualified gentlemen, Mr. Randy Thurman and Mr. Robert O'Leary.

      "While neither I nor FMA or Iridian can object if ICN chooses not to oppose my candidacy, I should make my position clear. I have agreed to be nominated by FMA and Iridian because I share the concerns they have raised and believe in the positions they have advocated in their proxy materials and other communications with ICN. I intend to participate in the solicitation process in support of these positions and in favor of the election of the entire slate of FMA and Iridian's nominees (including myself) and thus against the election of any other persons.

      "Moreover, since I will not be supporting the company's nominees or its efforts to defeat the candidacies of FMA and Iridian's nominees, I cannot and will not permit ICN to suggest otherwise or to associate my name with any of its proxy solicitation materials or efforts to that effect.

      "Thank you in any event for your personal consideration. I look forward to serving on the ICN board with you."

   On April 18, 2002, the Company sent the following letter to Mr. Koppes:

      "We were surprised by your letter to General Fogleman dated April 16, 2002.

      "When you met with our Nominating Committee in Chicago on April 2, 2002, we understood that the purpose of the meeting was to provide an opportunity for the Committee to meet you and determine whether you were qualified to serve as an ICN director and to report its findings to the ICN Board in connection with the selection by the ICN Board of its nominees for election to the Board at the May 2002 annual meeting. Thus your meeting with the Committee for purposes of potentially being nominated by the Board constituted consent to being nominated by the Company's Board of Directors for election at the May 2002 annual meeting. For you now not to agree to serve on the Company's slate casts in question the validity of your nomination by Iridian Asset Management and Franklin Management since no stockholder nominee is eligible for election as a director of ICN unless nominated in accordance with Article Ninth. We note that it is now too late for Iridian and Franklin to nominate under Article Ninth a replacement for you if you determine not to serve.

      "For your information, the Nominating Committee reported to the full ICN Board of Directors that you had advised them that you were willing to serve as an ICN director and have your name put to the Board for consideration by the Board for its slate and, if elected, you would be an independent director and you would act in the best interests of all stockholders, with no allegiance or understandings with any stockholder including Iridian or Franklin. Based in large part upon this representation from you as well as your credentials as a corporate governance advocate, the Board determined to nominate you for election as a director.

      "By nominating you as a director, we are not asking you to support any of our other nominees or agree in advance with any objectives of our Board or management. We would only be asking you to keep an open mind as to each issue presented to the Board of Directors and to vote on each matter in a manner that you believe to be in the best interests of the Company and its stockholders.

      "We do not believe that directors are elected to Board of Directors as a "slate". In fact, under SEC rules, stockholders have the right to withhold their votes from one or more of the nominees. By including you in the ICN proxy statement as an ICN Board nominee, you will not be prevented from advocating the candidacy of Messrs. Thurman and O'Leary. In fact, ICN will disclose your intention in this regard in the ICN proxy statement so that no stockholder will be confused. However, we do urge you to keep an open mind, as you assured our Nominating Committee you would, before deciding which positions you will take.

      "We strongly believe that, subject to the establishment of fair and reasonable procedures such as those contained in our Restated Certificate of Incorporation, stockholders have the right to propose nominees for our Board of Directors. In fact, we welcome such nominations. However, we do not believe it appropriate for any stockholder (including stockholders owning less than 10% of our stock) to demand that we either nominate all of their nominees or reject them all. We believe that the Board should have the ability to selectively choose one or more qualified stockholder nominees. Our board members have a fiduciary duty to all of our stockholder and not just the stockholders who propose nominees to the Board. For example, if more than one stockholder were to nominate candidates, a "take it or leave it" approach would not permit the Board to select candidates from among the various stockholder recommended slates.

      "We continue to believe that you would make an excellent addition to our Board. We also believe that the experience you bring to the Board would complement the experiences of our other directors. Furthermore, a majority of our directors would have been directors for one year or less and none of our new directors will have had any prior relationship with ICN.

      "Most importantly we trust that you will keep your promises to the Nominating Committee, that you will keep an open mind, that you have no agreements or understandings with Iridian or Franklin, and that if elected as a director will act in the best interests of all stockholders. Based on your consent delivered to the Company, your meeting with and representations to our Nominating Committee, and your continuing willingness to serve as a director of ICN if elected, ICN will put your name on its proxy card, solicit its stockholders vote for you and, if elected, will welcome you as a Board member. If you would like to meet with me or any of the current members of the Board, I would be happy to arrange such a meeting."

   On April 22, 2002, Mr. Koppes sent the following letter to the Company:

      "I have read your preliminary proxy statement (and related press release), as well as Mr. Panic's letter to me reproduced therein. I was surprised to learn that despite the views expressed in my letter to General Fogleman, you've chosen the course you have.

      "Let me without delay reassure you that I am willing to serve as a director of ICN if elected and that, if elected, I will always act in what I believe to be the best interests of all of the shareholders. And I always keep an open mind.

      "There are, however, a number of statements in your letter and proxy materials to which I take exception.

      "I take strong exception to your conclusion that my participation in a brief meeting in Chicago with some members of your nominating committee constituted my "consent" to being included on a slate of ICN nominees.

      "I also disagree with your statement, and its implied threat, that were I not to agree "to serve on the Company's slate" I could not be properly nominated by Iridian or FMA. Your letter itself notes, not two paragraphs later, that directors are not elected to a board as a slate and your demand that I "agree to serve on the Company's slate" is wholly without merit. As you know, I agreed with Iridian and FMA to be nominated by them and gave them my consent, in precisely the terms called for by ICN's charter (to be named in the proxy statement and to serve as a director if elected). I stand by that agreement and that consent. All reasonable persons would understand that "the proxy statement" in question refers to that of the persons by whom a proposed nominee has agreed to be nominated (in my case, Iridian and FMA). The intent of this requirement (which mirrors the federal proxy rules) is, of course, to prevent the nomination of persons against their wishes.

      "As my letter to General Fogleman made clear, neither I nor Iridian or FMA object if you choose to fill out your slate by favoring my election. However, I do object if in doing so you create any confusion or implication (whether in your written proxy materials or your other solicitation efforts) that Iam lending my name, stature or reputation to the election campaign of the company or that Iam supportive in any way of ICN's approach to corporate governance.

      "For example, it is not sufficient that you disclose in your materials merely that I intend to advocate the candidacy of Randy Thurman and Robert O'Leary. This misstates my intent. I intend, as my earlier letter clearly stated, to advocate the election of all of FMA and Iridian's nominees (including myself), as I believe the addition to the board of we three shareholder-nominated directors as a group is the best choice for ICN shareholders. Similarly, it is not sufficient that you disclaim any implication that I am supporting ICN's two candidates as this omits the fact that I intend to advocate against their election.

      "Finally, I must reiterate that I share, and will advance, the concerns raised by Iridian and FMA, including their skepticism at ICN's proxy season embrace of corporate governance principles.

      "I want to again indicate that I look forward to serving on the Board of ICN and working to improve its corporate governance and maximizing value for its shareholders."

   On April 23, 2002, the Company sent the following letter to Mr. Koppes:

      "We received your letter of April 22, 2002 and are glad you are willing to serve as a director of ICN Pharmaceuticals, Inc.

      "While we differ with you on the issue of which candidates will best serve ICN at this time, we accept that you will advocate the candidacy of Randy Thurman, Robert O'Leary and yourself and advocate against the election of Senator Birch Bayh and Abraham Cohen as ICN directors.

      "We take comfort from the fact that you have not disavowed your prior promises to the Nominating Committee, that you will keep an open mind, that you have no agreements or understandings with Iridian or Franklin, and that if elected as a director (which we hope you will be) you will act in the best interests of all stockholders. In order to avoid any confusion as to your activities in connection with the upcoming annual meeting, we intend to publish your two letters in full in ICN's proxy statement."

   Stockholders are advised that Mr. Koppes has stated, as set forth in his two letters, that he presently intends to solicit proxies on behalf of the Dissident Stockholders' other two candidates, Messrs. O'Leary and Thurman, as well as himself and to campaign against ICN's other two candidates, Senator Bayh and Mr. Cohen. Accordingly, Mr. Koppes' inclusion on ICN's proxy card and in ICN's proxy materials should not be taken as implying in any way that he is supporting or soliciting shareholders to vote for the Board's other two candidates, Senator Bayh or Mr. Cohen.

                                                                           Year
                                                                           Commenced
                                                                           Serving as
                                                                           Director of the
Name and Principal Occupation                                          Age Company         Other Corporate Directorships
-----------------------------                                          --- -------         -----------------------------
Nominees For Election

BIRCH E. BAYH, JR., ESQ. (a)(b)                                        74       1992        Simon Property Group
  Senator Bayh has been a partner in the Washington, D.C. law firm of Venable, Baetjer and Howard LLP since May 2001. He was
   previously a senior partner in the Washington D.C. office of
   Oppenheimer, Wolff & Donnelly LLP from 1997 until May 2001, head of the Washington office of Bayh, Connaughton & Stewart,
   L.L.P. from 1991 until 1997 and Rivkin, Radler, Bayh, Hart &
   Kremer from 1985 until 1991, and a partner in the Indianapolis,
   Indiana and Washington, D.C. law firm of Bayh, Tabbert &
   Capehart from 1981 until 1985. Senator Bayh served as a United
   States Senator from the State of Indiana from 1963 until 1981.

ABRAHAM E. COHEN                                                       66       2002        Akzo Corporation; Teva
  Mr. Cohen is the retired Senior Vice President of Merck & Co. and                         Pharmaceutical Industries
   President of the Merck Sharp & Dohme International Division                              Ltd.; Vasomedical Inc.;
   (MSDI). He joined MSDI in 1957 and served in various                                     NESS Corporation;
   capacities. He became the First Managing Director for Pakistan in                        Neurobiological
   1962 and Regional Director for South Asia in 1964. He became                             Technologies, Inc.; Chugai
   Regional Director for Northern Europe in 1967 and was elected                            Pharmaceuticals, Japan;
   MSDI's Vice President for Europe in 1969. Mr. Cohen was                                  Smith Barney (WorldFunds);
   elected Executive Vice President of MSDI's headquarters                                  Pharmaceutical Product
   division in Rahway, New Jersey in 1974 and became President of                           Development, Inc.; Axonyx,
   the division in 1977. He was named to serve concurrently as a                            Inc; Viragen, Inc
   corporate Senior Vice President in 1982.

RICHARD H. KOPPES (c)                                                  55                   Apria Health Group Inc.
  Mr. Koppes has been Of Counsel to the law firm of Jones, Day,
   Reavis & Pogue since 1996, and is a consulting professor of law and Co-Director of Executive Education Programs at Stanford
   University School of Law. Mr. Koppes served as a principal of
   American Partners Capital Group, Inc., a venture capital and consulting firm, from August 1996 to December 1998. From May
   1986 through July 1996, Mr. Koppes held several positions with the California Public Employees' Retirement System (CalPERS)
   including General Counsel, Interim Chief Executive Officer and
   Deputy Executive Officer.

Directors Whose Terms Expire in 2003

MILAN PANIC (d)                                                        72       1960
  Mr. Panic, the founder of ICN, has been Chairman of the Board and
   Chief Executive Officer of ICN since its inception in 1960 and served as President until 1997. He was on a leave of absence from
   July 14, 1992 to March 4, 1993 while he was serving as Prime
   Minister of Yugoslavia and a leave of absence from October 1979 to June 1980.

RODERICK M. HILLS (a)(e)                                               68       2002        Orbital Sciences
  Mr. Hills has been a partner of the law firm of Hills & Stern since                       Corporation; Regional
   1996 and Chairman of Hills Enterprises, Ltd., an international                           Marked Makers, Inc.;
   merchant-banking firm, since 1984. He was a consultant to                                Chiquita Brands
   Mudge, Rose, Guthrie, Alexander & Ferdon, Shea & Gould and                               International, Inc.
   Donovan, Leisure, Rogovin, Huge & Schiller at various dates between 1989 and 1995. He was a Distinguished Faculty Fellow and Lecturer in International Finance at Yale University School
   of Organization and Management from 1985 until 1987. He was
   Chairman, Sears World Trade, Inc. from 1982 until 1984. He was a partner of Latham, Watkins & Hills from 1978 until 1982. He was Chairman and Chief Executive Officer of Peabody Coal
   Company from 1977 until 1979. He was Chairman of the U.S.
   Securities and Exchange Commission from 1975 until 1977. He was Counsel to President Gerald Ford in 1975. He was Chairman
   and Chief Executive Officer of Republic Corporation from 1972 until 1975. He was a founder and partner of Munger, Tolles &
   Hills from 1962 until 1975. He was a professor at Harvard
   University School of Law and Harvard University School of
   Business from 1969 until 1970 and a visiting lecturer in law at
   Stanford University School of Law from 1960 until 1970.

                                                                           Year
                                                                           Commenced
                                                                           Serving as
                                                                           Director of the
Name and Principal Occupation                                          Age Company         Other Corporate Directorships
-----------------------------                                          --- -------         -----------------------------

JEAN-FRANCOIS KURZ (d)(f)                                              68       1989       Board of Banque Pasche
  Mr. Kurz is Chairman of the Board of Banque Pasche S.A., Geneva.                         S.A., Geneva
   He was a member of the Board of Directors and the Executive
   Committee of the Board of DG Bank Switzerland Ltd. from 1990 to 1992. In 1988 and 1989, Mr. Kurz served as a General
   Manager of TDB American Express Bank of Geneva and from
   1969 to 1988, he was Chief Executive Officer of Banque
   Gutzweiler, Kurz, Bungener in Geneva.

Directors Whose Terms Expire in 2004

EDWARD A. BURKHARDT (e)(g)(h)                                          63       2001       Baltic Rail Services OU;
  Mr. Burkhardt has been the President of Rail World, Inc., since                          Eesti Raudtee
   August 1999. From 1987 through August 1999, Mr. Burkhardt                               (Estonian Railways);
   held a number of positions with Wisconsin Central                                       Wheeling & Lake Erie
   Transportation Corporation, including Chairman, President and                           Railway
   Chief Executive Officer.

RONALD R. FOGLEMAN (a)(g)(h)                                           60       2001       North American Airlines,
  General Fogleman, United States Air Force (Retired), has been the                        a feeder airline for El Al;
   President and Chief Executive Officer of Durango Aerospace,                             Rolls Royce of North
   Inc., since 1998. Prior to joining Durango Aerospace, General                           America; International
   Fogleman, who retired from the United States Air Force in                               Airline Support Group, Inc.;
   September 1997, served as Chief of Staff to the United States Air                       Mesa Air Group, Inc.;
   Force from 1994 until 1997 and as Commander-in-Chief of the                             World Airways, Inc.; AAR
   United States Transportation Command from 1992 until 1994.                              Corp.; Derco Aerospace
                                                                                           Inc.; East Inc.; MITRE
                                                                                           Corporation; Thales-
                                                                                           Raytheon Systems

STEVEN J. LEE (f)(g)                                                   54       2001       Kensey Nash Corporation;
  Mr. Lee has been Chairman and Chief Executive Officer of                                 Fibersense Technology
   PolyMedica Corporation since June 1996. From 1990 to 1996, he                           Corporation
   was President and Chief Executive Officer of PolyMedica
   Corporation.

Directors Not Standing For Re-Election

NORMAN BARKER, JR.(d)(f)(h)(i)                                         79       1988       TCW Convertible
  Mr. Barker is the retired Chairman of the Board of First Interstate                      Securities, Inc.
   Bank of California and Former Vice Chairman of the Board of
   First Interstate Bancorp. Mr. Barker joined First Interstate Bank of California in 1957 and was elected President and Director in
   1968, Chief Executive Officer in 1971 and Chairman of the
   Board in 1973. He retired as Chairman of the Board at the end of
   1985.

ADAM JERNEY                                                            60       1962
  Mr. Jerney has been Chief Operating Officer since September 1994 and President of ICN since January 1997. He served as Chairman of the Board and Chief Executive Officer of ICN from July 14,
   1992 to March 4, 1993 during Milan Panic's leave of absence.
   Mr. Jerney joined ICN in 1973 as Director of Marketing Research in Europe and assumed the position of General Manger of ICN
   Netherlands in 1975. In 1981, he was elected Vice President,
   Operations and in 1987 he became President and Chief Operating
   Officer of SPI Pharmaceuticals, Inc., then a subsidiary of the
   Company. He became President of the Company in 1997. Prior to joining ICN, he spent four years with F. Hoffmann-La Roche &
   Company.

STEPHEN D. MOSES (e)(g)(i)                                             67       1988       The Central Asian-American
  Mr. Moses is Chairman of Stephen Moses Interests and a member                            Enterprise Fund; Steadfast
   of the Board of Directors of Central Asian American Enterprise                          Ventures, Inc.
   Fund, pursuant to appointment by the President of the United
   States. Formerly Chairman of the Board of Brentwood Bank, Los
   Angeles, California, and Chairman, President and C.E.O. of
   National Investment Development Corporation. He also serves on the Board of Councilors of the UCLA Foundation and is a
   Trustees emeritus of Franklin and Marshall College.

                                  Year
                                  Commenced
                                  Serving as
                                  Director of the
Name and Principal Occupation Age Company         Other Corporate Directorships
----------------------------- --- -------         -----------------------------

ROSEMARY TOMICH (a)(e)(i)                                            64  2001 Occidental Petroleum
  Ms. Tomich has been owner of the Hope Cattle Company since                  Corporation
   1958 and the A. S. Tomich Construction Company since 1970.
   She is also Chairman of the Board of Directors and Chief
   Executive Officer, Livestock Clearing, Inc. and was a founding director of the Palm Springs Savings Bank. Ms. Tomich is also a member of the Advisory Board of the University of Southern
   California School of Business Administration and on the Board of
   Councilors of the UCLA Foundation.

--------
(a) Member of the Corporate Governance Committee
(b) Member of the Science and Technology Committee
(c) Information contained in this Proxy Statement concerning Richard H. Koppes has been obtained from a letter dated March 21, 2002 from Mutual Shares Fund sent to the Company pursuant to which Mr. Koppes was nominated to serve as a director of the Company.
(d) Member of the Executive Committee
(e) Member of the Audit Committee
(f) Member of the Finance Committee
(g) Member of the Communications and Compliance Committee
(h) Member of the Nominating Committee
(i) Member of the Compensation and Benefits Committee

   None of the directors are related by blood or marriage to one another or to an executive officer of the Company.

                              EXECUTIVE OFFICERS

   The executive officers of the Company and subsidiaries are as follows:

Name              Age Title
----              --- -----
Milan Panic...... 72  Chairman of the Board and Chief Executive Officer

Adam Jerney...... 60  Director, President and Chief Operating Officer

Alan F. Charles.. 64  Executive Vice President, Corporate Relations

John E. Giordani. 59  Executive Vice President and Chief Financial Officer

Gregory Keever... 53  Executive Vice President, General Counsel and Corporate Secretary

Bill A. MacDonald 54  Executive Vice President, Strategic Planning

James G. McCoy... 61  Executive Vice President, Human Resources

David C. Watt.... 49  Executive Vice President, Biomedicals

Johnson Y.N. Lau. 41  President and Chief Executive Officer, Ribapharm Inc.

   MILAN PANIC, the founder of ICN, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1960 and President until 1997, except for a leave of absence from July 14, 1992 to March 4, 1993 while he was serving as Prime Minister of Yugoslavia, and a leave of absence from October 1979 to June 1980.

   ADAM JERNEY has been our Chief Operating Officer since September 1994 and our President since January 1997. He has served as a director of ICN since 1992. He served as Chairman of the Board and Chief Executive Officer of ICN from July 14, 1992 to March 4, 1993 during Milan Panic's leave of absence (as discussed above). Mr. Jerney joined ICN in 1973 as Director of Marketing Research in Europe and assumed the position of General Manager of ICN Netherlands in 1975. In 1981, he was elected Vice President, Operations. Prior to joining ICN, he spent four years with F. Hoffmann-La Roche & Company.

   ALAN F. CHARLES has been our Executive Vice President of Corporate Relations since December 2001 and Compliance Coordinator since February 2002. From 1986 until April 2002, he was a director of ICN. From 1993 until December 2001, he was an independent consultant in higher education management. From 1980 to 1993, he was Vice Chancellor of University Relations at the University of California, Los Angeles and served in various administrative capacities at that university since 1972.

   JOHN E. GIORDANI has been our Executive Vice President and Chief Financial Officer since November, 2001. From January 2000 until November 2001, he was an Executive Vice President of the Company. He served as ICN's Executive Vice President and Chief Financial Officer from 1992 to January 2000. From June of 1986 until 1992, he was ICN's Senior Vice President and Chief Financial Officer. Prior to joining ICN, Mr. Giordani served as Vice President and Corporate Controller of Revlon, Inc. in New York from 1982 through 1986, and Deputy and Assistant Corporate Controller with Revlon from 1978 through 1982. He was with the public accounting firm of Peat, Marwick, Mitchell & Co. (now known as "KPMG LLP") from 1969 to 1978.

   GREGORY KEEVER joined ICN in July 2001 as our Executive Vice President, General Counsel and Secretary. Mr. Keever has also been a partner at the law firm of Coudert Brothers since 1997. Prior thereto, he was a partner at the law firm of Buchalter, Nemer, Fields and Younger, in Los Angeles, California, since 1995.

   BILL A. MACDONALD has been our Executive Vice President, Strategic Planning since 1992. From 1987 until 1992, he was ICN's Senior Vice President, Taxes and Corporate Development. From 1983 until 1987, he was ICN's Vice President, Taxes and Corporate Development. From 1982 until 1983, he was ICN's Director of Taxes. From 1980 until 1982, he served as the Tax Manager of Petec Computer Corporation. From 1973 to 1980, he was Tax Manager and Assistant Treasurer of Republic Corporation.

   JAMES G. MC COY joined ICN in August 2000 as Executive Vice President, Human Resources. From 1979 to June 2000, he was with Coopers &
Lybrand/PricewaterhouseCoopers LLP. He was the managing partner for the financial cost management and middle market partners on the West Coast. Previously, he was Director of Human Resources, Strategic Planning and Accounting for Warner Elektra Atlantic Distribution Company, a subsidiary of Warner Communications. Prior to that time, he was with the public accounting firm Ernst & Ernst (now Ernst & Young) and Litton Industries, Inc.

   DAVID C. WATT has been our Executive Vice President, Biomedicals since July 2001. From February 1994 until July 2001 he was Executive Vice President, General Counsel and Secretary of ICN. From 1992 until 1994, he was Senior Vice President, Law and Secretary of ICN. From December 1988 until January 1992, he was Vice President, Law and Secretary of ICN. From March 1988 until December 1988, he was Assistant General Counsel and Secretary. From 1986 to 1987, he was President and Chief Executive Officer of Unitel Corporation. He also served as Executive Vice President and General Counsel and Secretary of Unitel Corporation during 1986. From 1983 to 1986, he served with ICA Mortgage Corporation as Vice President, General Counsel and Corporate Secretary. Prior to that time, he served with Central Savings Association as Assistant Vice President and Associate Counsel from 1981 to 1983, and as Assistant Vice President from 1980 to 1981.

   JOHNSON Y.N. LAU M.D., PH.D., became the President and Chief Executive Officer of Ribapharm upon the completion of the Ribapharm Offering on April 17, 2002. From March 2000 until April 2002, he was Senior Vice President, Research and Development of ICN. Before joining ICN, he was a Senior Director in Antiviral Research at the Schering-Plough Research Institute from 1997 until March 2000. He served as a faculty member at the University of Florida from 1992 to 1997. From 1989 to 1991, he served as a faculty member at the Institute of Liver Studies, King's College Hospital School of Medicine and Dentistry, University of London.

                           CERTAIN LEGAL PROCEEDINGS

   On August 11, 1999, the United States Securities and Exchange Commission (the "Commission" or the "SEC") filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individually named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns public disclosures made by the Company with respect to the status and disposition of the Company's 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the "NDA"). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. A pre-trial schedule has been set which requires the end of discovery by August 1, 2002, and the commencement of trial on May 6, 2003. The Company and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. Pending completion of these negotiations, the courts have stayed discovery for 90 days. There can be no assurance that the SEC litigation will be settled by mutual agreement or what the amount of any settlement may ultimately be. In the event a settlement is not reached, the Company will vigorously defend any litigation.

   On December 17, 2001, the Company pleaded guilty in the United States District Court for the Central District of California to a single felony count for securities fraud for omitting to disclose until February 17, 1995, the existence and content of a letter received from the FDA in late 1994 regarding the unapprovable status of the Company's 1994 NDA for ribavirin as a monotherapy treatment for chronic hepatitis C. This guilty plea was entered pursuant to a plea agreement with the United States Attorney for the Central District of California to settle a six-year investigation. The Company paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute the Company and will not bring any further criminal charges against the Company or any individuals, except one non-officer employee of the Company, relating to any matters that have been the subject of the investigation and will close its investigation of these matters. The conditions of the probation require the Company to create a compliance program to ensure no future violations of the federal securities laws and to pre-clear with the FDA any public communication by the Company concerning any matter subject to FDA regulation. The terms of the compliance program include the Company retaining an expert to review its procedures for public communications regarding FDA matters and to develop written procedures for these communications. The compliance program also requires preparation of an annual report by the expert on the Company's compliance with the written procedures and annual certification by the Company's management that the Company is complying with the expert's recommendations.

   In April 2001, Mr. Panic was advised that a "private criminal proceeding" was instituted against him in Switzerland by Tito Tettamanti alleging defamation regarding certain comments Mr. Panic was alleged to have made in Switzerland concerning Mr. Tettamanti. In Switzerland, a "private criminal action proceeding" is prosecuted by an aggrieved party who must himself bring charges against the accused. A district attorney or other government prosecutor is not involved in this proceeding. No further correspondence concerning this proceeding has been received by the Company.

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

   Based on its review of the copies of such forms received by ICN, or written representations from certain reporting persons that no Forms 5 were required for those persons, ICN believes that during fiscal year 2001 all filing requirements applicable to its executive officers, directors and ten percent beneficial owners were timely satisfied with the exception of Adam Jerney, who filed a late Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

   The following table sets forth the annual and long-term compensation awarded to or paid to the Chief Executive Officer and the four most highly paid executive officers of the Company (the "Named Executive Officers"), for services rendered to the Company in all capacities during the years ended December 31, 2001, 2000 and 1999.

                                Annual Compensation   Long-term Compensation (1)
                               ---------------------- --------------------------
                                    Salary              Securities Underlying       All Other
Name and Principal Position    Year  ($)    Bonus ($)      Options (#) (2)       Compensation ($)
---------------------------    ---- ------- --------- -------------------------- ----------------
Milan Panic................... 2001 901,446 1,009,612          300,000               186,053(3)
   Chairman and                2000 750,366   478,700               --               235,053
   Chief Executive Officer     1999 701,277   413,821          100,000               304,157
Adam Jerney................... 2001 587,586   287,200          110,000                13,739(4)
   President and               2000 452,572   253,400               --                24,802
   Chief Operating Officer     1999 422,940   450,000           30,000                28,797
Richard A. Meier(5)........... 2001 427,793   380,300           80,000                36,992(6)
   Executive Vice President    2000 320,000   163,000               --                 9,700
                               1999 246,128   155,000          150,000                10,590
David C. Watt................. 2001 368,000   300,300           80,000                15,996(7)
   Executive Vice President    2000 320,000   163,000               --                 7,752
   Biomedicals                 1999 224,700   150,000           30,000                 7,363
Bill MacDonald................ 2001 368,000   225,300           80,000                15,287(8)
   Executive Vice President    2000 320,000   163,000               --                11,352
     Strategic Planning....... 1999 222,600    96,433           30,000                 7,778

--------
(1) In addition to stock options, certain Named Executive Officers hold restricted shares pursuant to the Company's Long Term Incentive Plan (the "LTIP"). The restricted shares were granted in 1998 and vest 25% per year, starting one year from the date of grant. At December 31, 2001, 25% of the 1998 grants had not vested. The aggregate number of these unvested shares of restricted stock held by the Named Executive Officers and the value thereof (based upon the closing price of Common Stock on the New York Stock Exchange of $33.50 on December 31, 2001) were: Mr. Panic, 30,564 shares, $1,023,894; Mr. Jerney, 9,169 shares, $307,162; Mr. Watt, 6,113 shares,
    $204,786 and Mr. MacDonald, 6,113 shares, $204,786. Dividends are paid on the restricted shares to the same extent paid on the Common Stock, and are held in escrow until the related shares are vested.
(2) Includes grants of options to purchase shares of Common Stock during the year indicated.
(3) Consisted of the following: Company-paid premiums for executive medical ($4,334) and life insurance ($9,552), interest in respect of a company provided loan ($150,755) and legal expenses ($21,412). Mr. Panic is also indemnified by the Company for legal expenses in connection with the SEC Complaint. See "Certain Legal Proceedings." In 1996, the Company entered into a split dollar life insurance arrangement, pursuant to which the Company pays the premiums on a life insurance contract owned by Mr. Panic. In 2001, the Company did not pay any premiums on this split dollar life insurance.
(4) Consisted of the following: Company-paid premiums for executive medical ($4,083) and life insurance ($4,472), executive membership ($792), and matching contributions to the Company's 401(k) plan ($4,392).
(5) Mr. Meier resigned as Executive Vice President of the Company effective April 1, 2002.
(6) Consisted of the following: Company-paid premiums for executive medical ($6,423) and life insurance ($854), vacation payout ($24,615) and matching contributions to the Company's 401(k) plan ($5,100).
(7) Consisted of the following: Company-paid premiums for executive medical ($9,300) and life insurance ($1,596), and matching contributions to the Company's 401(k) plan ($5,100). Mr. Watt is also indemnified by the Company for legal expenses in connection with a SEC complaint. See "Certain Legal Proceedings."
(8) Consisted of the following: Company-paid premiums for executive medical ($7,539) and life insurance ($2,648), and matching contributions to the Company's 401(k) plan ($5,100).

Option Grant Information

   The following table sets forth information with respect to options to purchase shares of Common Stock granted to Named Executive Officers in 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

                 Number of  Percent of Total
                 Securities Options Granted
                 Underlying   to Employees                               Grant
                  Options      in Fiscal     Exercise                 Date Present
Name             Granted(1)     Year(2)       Price   Expiration Date   Value(3)
----             ---------- ---------------- -------- --------------- ------------
Milan Panic.....  100,000         3.3%       $23.4375     1/19/11      $1,048,740
Milan Panic.....  200,000         6.6%       $21.6000     3/22/11      $1,933,040
Adam Jerney.....   50,000         1.7%       $23.4375     1/19/11      $  524,370
Adam Jerney.....   60,000         2.0%       $21.6000     3/22/11      $  579,912
Richard A. Meier   30,000         1.0%       $23.4375     1/19/11      $  314,622
Richard A. Meier   50,000         1.7%       $21.6000     3/22/11      $  483,260
David C. Watt...   30,000         1.0%       $23.4375     1/19/11      $  314,622
David C. Watt...   50,000         1.7%       $21.6000     3/22/11      $  483,260
Bill MacDonald..   30,000         1.0%       $23.4375     1/19/11      $  314,622
Bill MacDonald..   50,000         1.7%       $21.6000     3/22/11      $  483,260

--------
(1) The options granted have ten-year terms. The options granted to the executive officers (excluding Mr. Panic) vest and become exercisable according to the following schedule: 25% on the first anniversary of the date of grant and 25% on each of the next succeeding three anniversary dates of the grant date. Upon a "change in control" of ICN (as such term is defined under the Company's 1998 Stock Option Plan (the "Option Plan")), these options will vest immediately and become fully exercisable and may be surrendered for cancellation within 60 days after the change in control for a cash payment generally equal to the excess of the fair market value of the aggregate Common Stock subject to any outstanding option over the aggregate purchase price for such stock. Upon a termination of a holder's employment following a change in control, any outstanding options will generally remain exercisable for one year after the date of termination. The grants received by Mr. Panic were vested as of the date of grant. All options were granted with an exercise price equal to the fair market value of the underlying shares on the date of grant.
(2) A total of 3,009,685 options were granted to employees, including the Named Executive Officers (but excluding non-employee directors), during 2001.
(3) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions as to variables such as interest rates, stock price volatility and future dividend yield.

Aggregated Option Exercises and Fiscal Year-End Option Values

   The following table sets forth information regarding (i) stock option exercises by the Named Executive Officers during 2001 and (ii) unexercised stock options held by the Named Executive Officers at December 31, 2001:

    Aggregated Option Exercises In 2001 and December 31, 2001 Option Values

                                               Number of Unexercised          Value of Unexercised
                                               Securities Underlying          In-the-Money Options
                                          Options at December 31, 2001 (#) at December 31, 2001 ($)(1)
                                          -------------------------------- ---------------------------
                   Shares
                  Acquired      Value
Name             on Exercise Realized (2)  Exercisable       Unexercisable Exercisable   Unexercisable
----             ----------- ------------ -----------        ------------- -----------   -------------
Milan Panic.....   336,146    $4,879,006   2,384,946                 --    $35,067,713    $       --
Adam Jerney.....   264,944     5,243,689     619,091            137,500     12,412,852     1,316,500
Richard A. Meier    10,005       132,895     121,745            180,000      1,887,922     2,378,437
David C. Watt...    99,387     2,107,493      88,816            106,250        857,390       996,250
Bill MacDonald..        --            --      44,250            106,250         69,574       996,250

--------
(1) Based upon the fair market value of the shares of Common Stock on December 31, 2001 ($33.50) less the exercise price payable per share.
(2) Based upon the fair market value of the shares of Common Stock at the date of exercise less the exercise price paid for such shares.

Compensation of Directors of ICN

   Members of the Board of Directors of ICN, other than employees, were paid an annual fee of $30,000, payable quarterly, plus a fee of $1,000 for every Board meeting and committee meeting attended. These directors are also reimbursed for their out-of-pocket expenses in attending meetings. In addition, non-employee directors on each April 18th are granted options to purchase 15,000 shares, pursuant to the terms of the Option Plan, at an exercise price equal to the fair market value on the date of grant.

Compensation Committee Interlocks and Insider Participation

   The following statement made by the members of the Compensation and Benefits Committee (the "Committee") shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts. The Committee is composed of Messrs. Barker and Moses, and Ms. Tomich, each of whom is a non-employee director for purposes of Rule 16b-3 of the Exchange Act.

Certain Employment Agreements

   On March 18, 1993, the Board of Directors of ICN adopted employment agreements which contained "change in control" benefits for five then current key senior executive officers of ICN and its affiliates. The executives included the following Named Executive Officers: Messrs. Jerney, Watt and MacDonald. In addition, the Company entered into an employment agreement with Mr. Meier, former Executive Vice President, on December 31, 1998, containing substantially identical provisions to the agreements with Messrs. Jerney, Watt and MacDonald. As noted above, Mr. Meier resigned as Executive Vice President of the Company, effective April 1, 2002. ICN also has similar employment agreements with five other key executives who are not Named Executive Officers. The employment agreements with the Named Executive Officers and those with the five other key executives are collectively referred to as the Employment Agreements.

   The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened "change in control." Each Employment Agreement with Messrs. Jerney, Watt and MacDonald had an initial term which ended March 30, 1996. The Employment Agreement with Mr. Meier had an initial term extending through December 31, 2000. The Employment Agreements automatically extend for one year terms each year thereafter unless either the executive or ICN elects not to extend it by providing ninety days advanced notice to the other (provided that any notice by ICN not to extend the agreement cannot cause the agreement to be terminated prior to the expiration of the third anniversary of the date of a change in control). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary and bonus (and certain other benefits) if the executive's employment is terminated without cause, if the executive terminates employment for certain enumerated reasons following a change in control of ICN (including a significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location), or the executive leaves ICN for any reason or without reason during the sixty day period commencing six months after the change in control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

   For purposes of the Employment Agreements, a "change in control" generally means any of the following events:

  . the acquisition by any person of beneficial ownership of more than 25% of the combined voting power of our outstanding voting securities other than an acquisition directly from ICN or any of its subsidiaries;

  . the individuals serving on the existing board of directors of ICN as of May 29, 2001 and any new director (other than a director whose initial assumption of office is by reason of any agreement intended to avoid or settle any election contest or proxy contest or in connection with an actual or threatened contest, including but not limited to, a consent solicitation relating to the election of directors of ICN) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by the affirmative vote of at least two-thirds of the directors then still in office who either were directors on May 29, 2001 or whose appointment, election or nomination for election was previously so approved or recommended cease for any reason to constitute at least a majority of that board of directors;

  . the consummation of a merger or consolidation involving ICN or any of its direct or indirect subsidiaries if the stockholders of ICN immediately before the merger or consolidation do not, as a result of the merger or consolidation, own, directly or indirectly, at least 50% of the combined voting power of the then outstanding voting securities of ICN, the corporation resulting from the merger or consolidation or the ultimate controlling person of that entity; or

  . the approval by the shareholders of ICN of a complete liquidation or dissolution of ICN, or the consummation of an agreement for the sale or other disposition of all or substantially all of the assets of ICN.

   If Messrs. Thurman and O'Leary are elected at the Annual Meeting, it is the Company's position that a change in control would be deemed to have occurred under the Employment Agreements. If the ICN Nominees are elected at the Annual Meeting, it is the Company's position that no change in control would be deemed to have occurred under the Employment Agreements.

   In April 2002, after several months of consideration, the Compensation and Benefits Committee of the Board amended the Employment Agreements to make the change in control definition uniform in substantially all of the Company's benefit plans and agreements. The Panic Employment Agreement (as defined below) was not amended to reflect this changed definition. The amended Employment Agreements acknowledge that the Ribapharm Offering and the contemplated spin-off by the Company of its remaining interest in Ribapharm (the "Spin-Off") will not, taken alone, constitute a sale of all or substantially all the assets of the Company for purposes of the definition of change in control. The Compensation and Benefits Committee has also taken action to provide a similar acknowledgement under the change in control definitions under the Option Plan and the LTIP.

   Each Named Executive Officer would be entitled to receive the following amount if his employment agreement with the Company was terminated by the Company without cause, or by the executive with good reason following a change in control or voluntarily by the executive during the sixty day period commencing eight months following a change in control (based upon present compensation): Adam Jerney $3,112,758; David C. Watt $2,004,900 and Bill MacDonald $1,779,900. If all of the Company's key senior executives were terminated following a change in control, the Company's aggregate severance obligation under the Employment Agreements (based upon present compensation) would be $15,921,431. This amount does not include severance amounts related to Mr. Meier since he resigned from the Company on April 1, 2002.

   If any of these payments, along with any other benefits payable to the executives in connection with their termination, are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (relating to golden parachute payments), the executives will be entitled to receive an additional payment sufficient to cover all taxes (including the Section 4999 excise tax) imposed on the payment. This gross up provision was added to the Employment Agreements at the same time the change in control provisions were modified.

   In addition, upon a change in control, the vesting of certain options and restricted stock granted to the executives would be accelerated. The value of the accelerated options and restricted shares would depend upon the market price of the shares of Common Stock at that time. If the vesting of any options or awards of restricted stock subject an executive to the excise tax imposed under Section 4999 of the Internal Revenue Code, the executives will be entitled to receive an additional payment sufficient to cover all taxes (including the excise tax) imposed on the payment. In addition, whether or not a change of control has occurred the executives may also be awarded a tax bonus, payable upon exercise of any option. The Compensation and Benefits Committee has full authority to determine the amount of any such tax bonus and the terms and conditions affecting the vesting and payment of any such bonus.

   In addition, three executive officers of Ribapharm have employment agreements with Ribapharm. These agreements contain change in control provisions similar to the change in control definition in the Employment Agreements. These provisions will apply if there is a change in control in ICN prior to the spin off or a change in control of Ribapharm (other than as a result of the spin off). If these executive officers were terminated by Ribapharm without cause or by the executive for good reason following a change in control of Ribapharm, Ribapharm's aggregate severance obligation under these employment agreements (based upon present compensation) would be approximately $3,072,000.

Chairman Employment Agreement

   Milan Panic, the Company's Chairman of the Board and Chief Executive Officer, is employed under a contract (the "Panic Employment Agreement") that provides for, among other things, certain health and retirement benefits. The contract is automatically extended at the end of each month (the most recent of that date being the "Renewal Date"), such that the contract will only terminate four years from such Renewal Date. The Company or Mr. Panic may cease the automatic renewal of the contract upon sixty-days prior written notice, in which case the agreement will terminate four years after the end of the sixty-day notice period. Mr. Panic, at his option, may provide consulting services upon his retirement and will be entitled, when serving as a consultant, to participate in the Company's medical and dental plans. The consulting fee shall not at any time exceed the base salary, as adjusted, paid to Mr. Panic prior to his retirement. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments.

   The base amount of salary for Mr. Panic was initially determined by the Compensation and Benefits Committee of the Board of Directors in 1988. In setting the base amount, the Compensation Committee took into consideration Mr. Panic's then-current base salary, the base salaries of chief executives of companies of similar scope and complexity and the Compensation and Benefits Committee's desire to retain Mr. Panic's services, given his role as founder of ICN. The Panic Employment Agreement provides that the annual salary, currently $1,000,000, is to be increased by an amount equal to not less than 7% annually. No increase would be paid, however, if in the previous fiscal year ICN's earnings per share, as certified by ICN's independent accountants, either (i) decrease by an amount equal to or greater than fifty percent (50%) of the annual earnings per share earned in the preceding fiscal year or (ii) reveal a loss, unless otherwise determined by the Board of Directors. The Panic Employment Agreement provides that during the period of his employment, Mr. Panic will not engage in businesses competitive with ICN without the approval of the Board of Directors. Mr. Panic may retire upon expiration of the term of the Panic Employment Agreement.

   Upon retirement, Mr. Panic may, at his option, serve as a consultant to ICN for life for which he would be compensated at the rate of $120,000 per year. This amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement (currently estimated to be in excess of $577,000 per year, as adjusted). The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by ICN. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation provision in the event of a "change in control" of ICN (as defined below). The Panic Employment Agreement provides that if within two years after a change in control of ICN, Mr. Panic's employment is terminated by ICN (other than by reason of Mr. Panic's illness or incapacity), or if Mr. Panic leaves the employ of ICN (other than by reason of Mr. Panic's death, disability, or illness), then Mr. Panic will receive as severance compensation an amount equal to five times his annual salary, as adjusted, but only to the extent that ICN determines that such amount will not constitute a "parachute payment" as defined in Section 280G of the Internal Revenue Code, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement for life. In addition, (i) Mr. Panic will be entitled to continue life insurance, disability, medical, dental and hospitalization coverage, (ii) all restrictions on outstanding awards granted to Mr. Panic will lapse, and all stock options and stock appreciation rights granted to Mr. Panic will become fully vested and exercisable, and (iii) Mr. Panic will also be entitled to receive a cash payment equal to the excess of the actuarial equivalent of his aggregate retirement benefits had he remained employed by ICN for an additional three years over the actuarial equivalent of his actual aggregate retirement benefit. A "change in control" of ICN will occur, for purposes of the Panic Employment Agreement, if (i) a change in control occurs of a nature which would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Exchange Act (for purposes of that Item, "control" is defined as the power to direct or cause the direction of the management and policies of ICN, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no "change in control" has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of ICN representing 15% or more of the combined voting power of ICN's then outstanding securities; (iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute at least a majority of ICN's Board of Directors; or (iv) shares of ICN Common Stock cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by ICN's stockholders was previously approved, or is approved within thirty days after such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If Messrs. Thurman and O'Leary are elected at the Annual Meeting, it is the Company's position that a change in control may be deemed to have occurred under the Panic Employment Agreement. If the ICN Nominees are elected at the Annual Meeting, it is the Company's position that no change in control would be deemed to have occurred under the Panic Employment Agreement. If Mr. Panic's employment is terminated under any of the circumstances described above following such a change in control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) $9,555,290. In addition, upon a change in control, the vesting of restricted stock granted to Mr. Panic would be accelerated.

   In addition, in 1996 the Company entered into a split dollar agreement with Mr. Panic, pursuant to which the Company pays the premiums on a life insurance policy owned by Mr. Panic. Under this agreement, the life insurance policy has been assigned to the Company as collateral for a Company-provided guarantee on a third party loan made to Mr. Panic in August 1996 and for the repayment of the premiums paid on the policy by the Company. See "Compensation and Related Matters-Summary Compensation Table." Upon Mr. Panic's death or the termination of the agreement (which generally has a ten-year term), the Company is entitled to a payment, out of the life insurance death benefit or the policy's cash surrender value, in an amount equal to the sum of the premiums it has paid on the policy plus the amount the Company has paid the lender under its guarantee of the loan, plus the unpaid principal and interest on the loan. In addition, the Company pays the taxes (on a grossed-up basis) incurred by Mr. Panic in connection with the payment by the Company of the premiums on the life insurance policy. In February 2002, the Company prepaid premiums of approximately $1,800,000 on the life insurance policy. The policy currently has a cash surrender value of approximately $1,800,000 and a death benefit of approximately $6,400,000.

   In April 2002, the Company expects to finalize an additional split dollar agreement with Mr. Panic on substantially identical terms as in the 1996 agreement described above. The new life insurance policy pursuant to this split dollar agreement has a death benefit of $3,400,000. An initial premium of $85,000 has been paid on this policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            Principal Stockholders

   The following table sets forth certain information regarding the beneficial ownership of the Common Stock and the percent of shares owned beneficially by beneficial owners of more than 5% of the outstanding shares of the Common Stock:

                                                                  Number of Shares and Nature of
                                                                   Beneficial Ownership of ICN   Percentage
Identity of Owner or Group                                                 Common Stock           of Class
--------------------------                                        ------------------------------ ----------
Salomon Smith Barney Holdings Inc. and Citigroup Inc.(1).........           7,879,870(1)             9.6%
Iridian Asset Management, LLC and Franklin Mutual Advisers LLC(2)           8,450,030(2)           10.22%

--------
(1) This information is obtained from a Schedule 13G, dated February 13, 2002, filed with the SEC by Salomon Smith Barney Holdings Inc. ("SSB Holdings") and Citigroup Inc. ("Citigroup"), the parent holding company of SSB Holdings. SSB Holdings reports shared voting power and shared dispositive power over 7,760,193 shares. Citigroup reports shared voting power and shared dispositive power over 7,879,870 shares. SSB Holdings' principal business address is 388 Greenwich Street, New York, NY 10013. Citigroup's principal business address is 399 Park Avenue, New York, NY 10043.
(2) This information is obtained from a Schedule 13D, as amended through April 9, 2002, filed with the SEC by the following entities: Iridian Asset Management LLC ("Iridian") an investment advisor; LC Capital Management, LLC ("LC Capital"), the controlling member of Iridian; CL Investors, Inc. ("CL Investors"), the controlling member of LC Capital; COLE Partners LLC ("COLE"); Iridian Private Business Value Equity Fund, L.P. ("Iridian Private Business"); David L. Cohen and Harold J. Levy, controlling stockholders of CL Investors; and Franklin Mutual Advisors LLC ("FMA"), an investment advisor and indirect wholly owned subsidiary of Franklin Resources, Inc. ("FRI"). The Schedule 13D states that Iridian and FMA filed the Schedule 13D jointly because on March 8, 2002 they reached an agreement to consult with each other in connection with their respective investment in the Common Stock (including in connection with the acquisition, disposition and voting of the Common Stock) and with respect to ICN generally and also to share certain expenses incurred by them in connection with their respective investments in the Common Stock and their joint efforts to maximize the value thereof. The information also reflects disclosure made by the Dissident Stockholders in a Schedule 14A filed with the SEC on April 18, 2002.

   According to the Schedule 14A, Iridian reports beneficial ownership of 4,996,357 shares of Common Stock and may also be deemed to beneficially own all shares of Common Stock owned beneficially by David L. Cohen, Harold J. Levy or FMA. According to the Schedule 13D, each of the LC Capital and CL Investors report s hared voting power and shared dispositive power over 4,714,557 shares and disclaims beneficial ownership of Common Stock held by FMA, FRI or Providence. Each of COLE and Iridian Private Business report shared voting power and shared dispositive power over 108,500 shares and disclaims beneficial ownership of Common Stock held by FMA, FRI or Providence. According to the
   Schedule 14A, each of Messrs. Cohen and Levy report beneficial ownership of 5,089,357 shares of Common Stock and may also be deemed to beneficially own all shares of Common Stock owned beneficially by Iridian or FMA. According to the Schedule 13D, each of Messrs. Cohen and Levy also report shared voting power and shared dispositive power over 93,000 shares held by First Eagle Fund of America pursuant to their employment with Arnhold & S. Bleichroeder Advisors, Inc. ("A&SB"), an investment adviser, and an investment advisory agreement between A&SB and First Eagle Fund of America. According to the Schedule 14A, FMA reports sole voting power and sole dispositive power over 3,360,673 shares and may also be deemed to beneficially own all shares of Common Stock owned beneficially by Iridian, David L. Cohen or Harold J. Levy. The principal business address of Iridian is 276 Post Road West, Westport, CT 06880-4704. The principal business address of FMA is 51 John F. Kennedy Parkway, Short Hills, NJ 07078.

                            Ownership by Management

   The following table sets forth, as of March 31, 2002, certain information regarding the beneficial ownership of the Common Stock and the percent of shares owned beneficially by each current director, each director nominee nominated by the Board of Directors and each Named Executive Officer (as defined below) and all directors and executive officers of the Company as a group:

                                                Number of Shares and
                                                Nature of Beneficial
                                                  Ownership of ICN   Percentage
Identity of Owner or Group                        Common Stock(1)     of Class
--------------------------                      -------------------- ----------
Norman Barker, Jr..............................        165,567(2)         *
Birch E. Bayh, Jr..............................        112,295(3)         *
Edward A. Burkhardt............................        250,000            *
Abraham E. Cohen...............................             --           --
Ronald R. Fogleman.............................          1,000            *
Roderick M. Hills..............................             --           --
Adam Jerney....................................      1,077,184(4)       1.3%
Richard H. Koppes..............................             --           --
Jean-Francois Kurz.............................        143,278(5)         *
Steven J. Lee..................................         25,000            *
Stephen D. Moses...............................         94,562(6)         *
Milan Panic....................................      2,568,051(7)       3.1%
Rosemary Tomich................................          3,750(8)        (2)
Bill A. MacDonald..............................         85,032(9)         *
Richard A. Meier...............................        436,750(10)        *
David C. Watt..................................         93,650(11)        *
Directors and executive officers of the Company
 as a group (21 persons).......................      5,367,147(12)      6.2%

   -----
     * Less than 1% of the outstanding Common Stock.
   (1) Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. However, under the laws of California and certain other states, personal property owned by a married person may be community property which either spouse may manage and control, and the Company has no information as to whether any shares shown in this table are subject to community property laws.
   (2) Includes 160,438 shares of ICN common stock which Mr. Barker has the right to acquire within 60 days upon the exercise of stock options.
   (3) Includes 107,538 shares of ICN common stock which Sen. Bayh has the right to acquire within 60 days upon the exercise of stock options.
   (4) Includes 575,615 shares of ICN common stock which Mr. Jerney has the right to acquire within 60 days upon the exercise of stock options.
   (5) Includes 143,278 shares of ICN common stock which Mr. Kurz has the right to acquire within 60 days upon the exercise of stock options.
   (6) Includes 90,391 shares of ICN common stock which Mr. Moses has the right to acquire within 60 days upon the exercise of stock options.

   (7) Includes 1,624,912 shares of ICN common stock which Mr. Panic has the right to acquire within 60 days upon the exercise of stock options.
   (8) Includes 3,750 shares of ICN common stock which Ms. Tomich has the right to acquire within 60 days upon the exercise of stock options.
   (9) Includes 83,000 shares of ICN common stock which Mr. MacDonald has the right to acquire within 60 days upon the exercise of stock options.
  (10) Includes 426,745 shares of ICN common stock which Mr. Meier has the right to acquire within 60 days upon the exercise of stock options.
  (11) Includes 91,576 shares of ICN common stock which Mr. Watt has the right to acquire within 60 days upon the exercise of stock options.
  (12) Includes 3,613,390 shares of ICN common stock which directors and executive officers as a group have the right to acquire within 60 days upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In June 1996, the Company made a short-term loan to Mr. Panic, the Company's Chairman and CEO, in the amount of $3,500,000 for obligations arising from the settlement by the Company and Mr. Panic of a litigation to which Mr. Panic and the Company were parties. This litigation involved a claim by a former employee of the Company of alleged sexual harassment against her by Mr. Panic and the Company. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of demand debt of Mr. Panic with a third party bank, which is renewable by Mr. Panic annually until repaid. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to Mr. Panic's debt, which will remain in place until such time as Mr. Panic repays his obligation to the bank. This deposit is recorded as a long-term asset on the Company's consolidated balance sheet. The Company is not aware of the time frame in which Mr. Panic expects to repay this obligation. Interest paid by the Company on behalf of Mr. Panic was charged to Mr. Panic as compensation expense and amounted to $150,755, $160,916 and $163,166 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company recognized interest income on the deposit of $109,511, $124,330 and $126,097 for the years ended December 31, 2001, 2000 and
1999, respectively. Mr. Panic has provided collateral to the Company's guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a $6,400,000 life insurance policy provided by the Company pursuant to a split dollar insurance agreement between the Company and Mr. Panic. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved by the Board of Directors.

   In January 2001, the Company made a loan to Mr. Adam Jerney, President and Chief Operating Officer of the Company, of $1,197,864 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options (the "Stock Option Program"). The loan was collateralized by 41,427 shares of Common Stock and due in January 2003. This loan was repaid in full in April 2002. This loan had an interest rate of 5.61% per annum and was non-recourse with respect to principal and full recourse to Mr. Jerney with respect to interest. In April 2001, the Company made a loan to Mr. Panic of $2,731,519 as part of the Stock Option Program. The loan is collateralized by 286,879 shares of Common Stock and is due in April 2004. This loan bears interest at a rate of 4.63% per annum compounded annually. Interest is payable annually. This loan is non-recourse with respect to principal and full recourse to Mr. Panic with respect to interest.

   In January 2002, Mr. Panic exchanged 197,409 stock options with an exercise price of $17.99 and 169,578 stock options with an exercise price of $26.24 for 99,291 shares of Common Stock. The Company will record a compensation expense of $3,000,000 in the first quarter of 2002 as a result of these exchanges. The Company made a short-term loan to Mr. Panic in connection with the exchange of options and LTIP award equal to $1,335,833. This loan was repaid in full in April 2002. This loan had an interest rate of 2.8% per annum payable annually. In addition, in January 2002 Mr. Panic exercised options to purchase 522,407 shares at $17.99 by the exchange of 314,423 shares of Common Stock owned by him (based upon the then market price of the Common Stock of $29.89). In March 2002, Mr. Panic exercised options to acquire 95,640 shares at $21.96, all of which he sold in open market transactions at $29.68 per share.

   On April 10, 2002, after considering the recommendation of the Compensation and Benefits Committee (which recommendation took into account a report prepared by Towers-Perrin), the Board of Directors approved the payment of cash bonuses aggregating $50,000,000 to ICN directors, officers and employees upon completion of the Ribapharm Offering. The Board had previously considered paying bonuses in the form of options to acquire Ribapharm common stock upon completion of the Ribapharm Offering. However after taking various factors into consideration, including adverse reactions from various stockholders that included the Dissident Stockholders, the Board decided to pay these bonuses in the form of cash. These bonuses were paid to recognize and reward the diligence and perseverance of ICN's officers, directors and employees in developing the business that became Ribapharm as well as facilitating the completion of the Ribapharm Offering. Bonuses totaling approximately $47.8 million were paid on April 17, 2002. The Named Executive Officers received the following bonuses:
Milan Panic $33,050,000; Adam Jerney $3,000,000; Bill MacDonald $2,000,000 and David C. Watt $1,000,000. No payment was made to Richard Meier since he resigned from the Company on April 1, 2002. In addition, each of the nine non-executive directors who were in office at the time bonuses were granted received a bonus of $330,500. The Company does not believe that these bonuses would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (relating to golden parachute payments) if Messrs. Thurman and O'Leary are elected at the Annual Meeting. However, since in that event these payments would have been made within 12 months of a change in control for purposes of Section 4999, there can be no assurance that the Internal Revenue Service would not take a contrary position.

   Venable, Baetjer and Howard LLP, a law firm with which Senator Bayh is currently affiliated, billed the Company for legal fees of approximately $119,481 in 2001. Oppenheimer, Wolff & Donnelly LLP, a law firm with which Senator Bayh was affiliated until May 2001, billed the Company for legal fees of approximately $126,679 in 2001.

   Coudert Brothers, LLP, a law firm of which our Executive Vice President, General Counsel and Corporate Secretary, Gregory Keever, is a member, billed the Company for legal fees of approximately $3,677,703 in 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ICN PHARMACEUTICALS
Date: April 29, 2002

                                               By:      /S/  GREGORY KEEVER
                                                   -----------------------------
                                                          Gregory Keever
                                                     Executive Vice President,
                                                   General Counsel and Corporate
                                                             Secretary