Form 10-K/A
period 2001-12-31
ICN PHARMACEUTICALS INC
filed 2002-05-10
CIK 930184

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation awarded to or paid to the Chief Executive Officer and the four most highly paid executive officers of the Company (the "Named Executive Officers"), for services rendered to the Company in all capacities during the years ended December 31, 2001, 2000 and 1999.


                                           ANNUAL COMPENSATION         LONG-TERM COMPENSATION (1)
                                      ------------------------------   --------------------------
                                                                        SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY ($)    BONUS ($)        OPTIONS (#) (2)        COMPENSATION ($)
---------------------------           -----   ---------    ----------   --------------------------  ---------------
Milan Panic                            2001     901,446    1,009,612                    300,000          186,053(3)
     Chairman and                      2000     750,366      478,700                       --            235,053
     Chief Executive Officer           1999     701,277      413,821                    100,000          304,157
Adam Jerney                            2001     587,586      287,200                    110,000           13,739(4)
     President and                     2000     452,572      253,400                       --             24,802
     Chief Operating Officer           1999     422,940      450,000                     30,000           28,797
Richard A. Meier(5)                    2001     427,793      380,300                     80,000           36,992(6)
     Executive Vice President          2000     320,000      163,000                       --              9,700
                                       1999     246,128      155,000                    150,000           10,590
David C. Watt                          2001     368,000      300,300                     80,000           15,996(7)
     Executive Vice President          2000     320,000      163,000                       --              7,752
     Biomedicals                       1999     224,700      150,000                     30,000            7,363
Bill MacDonald                         2001     368,000      225,300                     80,000           15,287(8)
     Executive Vice President          2000     320,000      163,000                       --             11,352
        Strategic Planning             1999     222,600       96,433                     30,000            7,778
-------------

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


                     OPTION GRANTS IN LAST FISCAL YEAR

                      NUMBER OF    PERCENT OF TOTAL
                      SECURITIES   OPTIONS GRANTED
                      UNDERLYING    TO EMPLOYEES                                        GRANT
                        OPTIONS       IN FISCAL        EXERCISE                     DATE PRESENT
NAME                  GRANTED(1)       YEAR(2)           PRICE     EXPIRATION DATE     VALUE(3)
----                 ------------   ---------------    ---------   --------------   ------------
Milan Panic               100,000             3.3%     $ 23.4375          1/19/11   $  1,048,740
Milan Panic               200,000             6.6%     $ 21.6000          3/22/11   $  1,933,040
Adam Jerney                50,000             1.7%     $ 23.4375          1/19/11   $    524,370
Adam Jerney                60,000             2.0%     $ 21.6000          3/22/11   $    579,912
Richard A. Meier           30,000             1.0%     $ 23.4375          1/19/11   $    314,622
Richard A. Meier           50,000             1.7%     $ 21.6000          3/22/11   $    483,260
David C. Watt              30,000             1.0%     $ 23.4375          1/19/11   $    314,622
David C. Watt              50,000             1.7%     $ 21.6000          3/22/11   $    483,260
Bill MacDonald             30,000             1.0%     $ 23.4375          1/19/11   $    314,622
Bill MacDonald             50,000             1.7%     $ 21.6000          3/22/11   $    483,260
---------

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

  AGGREGATED OPTION EXERCISES IN 2001 AND DECEMBER 31, 2001 OPTION VALUES



                                                           NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                           SECURITIES UNDERLYING           IN-THE-MONEY OPTIONS
                                                        OPTIONS AT DECEMBER 31, 2001 (#)   AT DECEMBER 31, 2001 ($)(1)
                            SHARES                      --------------------------------   ---------------------------
                            ACQUIRED        VALUE
NAME                        ON EXERCISE  REALIZED (2)    EXERCISABLE     UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                        -----------  ------------    -----------     -------------   -----------  -------------
Milan Panic                    336,146   $ 4,879,006       2,384,946             --     $ 35,067,713   $       --
Adam Jerney                    264,944     5,243,689         619,091          137,500     12,412,852      1,316,500
Richard A. Meier                10,005       132,895         121,745          180,000      1,887,922      2,378,437
David C. Watt                   99,387     2,107,493          88,816          106,250        857,390        996,250
Bill MacDonald                    --            --            44,250          106,250         69,574        996,250
---------

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

     For purposes of the Employment Agreements, a "change in control" generally means any of the following events:

     o the acquisition by any person of beneficial ownership of more than 25% of the combined voting power of our outstanding voting securities other than an acquisition directly from ICN or any of its subsidiaries;

     o the individuals serving on the existing board of directors of ICN as of May 29, 2001 and any new director (other than a director whose initial assumption of office is by reason of any agreement intended to avoid or settle any election contest or proxy contest or in connection with an actual or threatened contest, including but not limited to, a consent solicitation relating to the election of directors of ICN) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by the affirmative vote of at least two-thirds of the directors then still in office who either were directors on May 29, 2001 or whose appointment, election or nomination for election was previously so approved or recommended cease for any reason to constitute at least a majority of that board of directors;

     o the consummation of a merger or consolidation involving ICN or any of its direct or indirect subsidiaries if the stockholders of ICN immediately before the merger or consolidation do not, as a result of the merger or consolidation, own, directly or indirectly, at least 50% of the combined voting power of the then outstanding voting securities of ICN, the corporation resulting from the merger or consolidation or the ultimate controlling person of that entity; or

     o the approval by the shareholders of ICN of a complete liquidation or dissolution of ICN, or the consummation of an agreement for the sale or other disposition of all or substantially all of the assets of ICN.

     If the Dissident Stockholders' Nominees are elected at the Annual Meeting, it is the Company's position that a change in control would be deemed to have occurred under the Employment Agreements. If the ICN Nominees are elected at the Annual Meeting, it is the Company's position that no change in control would be deemed to have occurred under the Employment Agreements.

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

     Each Named Executive Officer would be entitled to receive the following amount if his employment agreement with the Company was terminated by the Company without cause, or by the executive with good reason following a change in control or voluntarily by the executive during the sixty day period commencing eight months following a change in control (based upon present compensation): Adam Jerney approximately $3,450,000; David C. Watt approximately $2,100,000 and Bill MacDonald approximately $1,875,000. If all of the Company's key senior executives were terminated following a change in control, the Company's aggregate severance obligation under the Employment Agreements (based upon present compensation) would be approximately $15,500,000. This amount does not include severance amounts related to Mr. Meier since he resigned from the Company on April 1, 2002.

     If any of these payments, along with any other benefits payable to the executives in connection with their termination, are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (relating to golden parachute payments), the executives will be entitled to receive an additional payment sufficient to cover all taxes (including the Section 4999 excise tax) imposed on the payment. This gross up provision was added to the Employment Agreements at the same time the change in control provisions were modified. The Board of Directors has asked for a report from the Compensation Committee concerning the gross up provision and the modification to the change in control provisions.

     In addition, upon a change in control, the vesting of certain options and restricted stock granted to the executives would be accelerated. The value of the accelerated options and restricted shares would depend upon the market price of the shares of Common Stock at that time. If the vesting of any options or awards of restricted stock subject an executive to the excise tax imposed under Section 4999 of the Internal Revenue Code, the executives will be entitled to receive an additional payment sufficient to cover all taxes (including the excise tax) imposed on the payment. In addition, whether or not a change of control has occurred, the terms of the Option Plan provide that the executives may also be awarded a tax bonus, payable upon exercise of any option. The Option Plan further provides that the Compensation and Benefits Committee has full authority to determine the amount of any such tax bonus and the terms and conditions affecting the vesting and payment of any such bonus.

     In addition, three executive officers of Ribapharm have employment agreements with Ribapharm. These agreements contain change in control provisions similar to the change in control definition in the Employment Agreements. These provisions will apply if there is a change in control in ICN prior to the spin off or a change in control of Ribapharm (other than as a result of the spin off). If these executive officers were terminated by Ribapharm without cause or by the executive for good reason following a change in control of Ribapharm, Ribapharm's aggregate severance obligation under these employment agreements (based upon present compensation) would be approximately $3,500,000.

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

     Upon retirement, Mr. Panic may, at his option, serve as a consultant to ICN for life for which he would be compensated at the rate of $120,000 per year. This amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement (currently estimated to be in excess of $627,905 per year, as adjusted). The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by ICN. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation provision in the event of a "change in control" of ICN (as defined below). The Panic Employment Agreement provides that if within two years after a change in control of ICN, Mr. Panic's employment is terminated by ICN (other than by reason of Mr. Panic's illness or incapacity), or if Mr. Panic leaves the employ of ICN (other than by reason of Mr. Panic's death, disability, or illness), then Mr. Panic will receive as severance compensation an amount equal to five times his annual salary, as adjusted, but only to the extent that ICN determines that such amount will not constitute a "parachute payment" as defined in Section 280G of the Internal Revenue Code, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement for life. In addition, (i) Mr. Panic will be entitled to continue life insurance, disability, medical, dental and hospitalization coverage, (ii) all restrictions on outstanding awards granted to Mr. Panic will lapse, and all stock options and stock appreciation rights granted to Mr. Panic will become fully vested and exercisable, and (iii) Mr. Panic will also be entitled to receive a cash payment equal to the excess of the actuarial equivalent of his aggregate retirement benefits had he remained employed by ICN for an additional three years over the actuarial equivalent of his actual aggregate retirement benefit. A "change in control" of ICN will occur, for purposes of the Panic Employment Agreement, if (i) a change in control occurs of a nature which would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Exchange Act (for purposes of that Item, "control" is defined as the power to direct or cause the direction of the management and policies of ICN, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no "change in control" has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of ICN representing 15% or more of the combined voting power of ICN's then outstanding securities;
(iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute at least a majority of ICN's Board of Directors; or (iv) shares of ICN Common Stock cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by ICN's stockholders was previously approved, or is approved within thirty days after such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If the Dissident Stockholders' Nominees are elected at the Annual Meeting, it is the Company's position that a change in control may be deemed to have occurred under the Panic Employment Agreement. If the ICN Nominees are elected at the Annual Meeting, it is the Company's position that no change in control would be deemed to have occurred under the Panic Employment Agreement. If Mr. Panic's employment is terminated under any of the circumstances described above following such a change in control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) approximately $5,000,000. In addition, upon a change in control, the vesting of restricted stock granted to Mr. Panic would be accelerated.

     In addition, in 1996 the Company entered into a split dollar agreement with Mr. Panic, pursuant to which the Company pays the premiums on a life insurance policy owned by Mr. Panic. Under this agreement, the life insurance policy has been assigned to the Company as collateral for a Company-provided guarantee on a third party loan made to Mr. Panic in August 1996 and for the repayment of the premiums paid on the policy by the Company. See "Compensation and Related Matters - Summary Compensation Table." Upon Mr. Panic's death or the termination of the agreement (which generally has a ten-year term), the Company is entitled to a payment, out of the life insurance death benefit or the policy's cash surrender value, in an amount equal to the sum of the premiums it has paid on the policy plus the amount the Company has paid the lender under its guarantee of the loan, plus the unpaid principal and interest on the loan. In addition, the Company pays the taxes (on a grossed-up basis) incurred by Mr. Panic in connection with the payment by the Company of the premiums on the life insurance policy. In February 2002, the Company prepaid premiums of approximately $1,800,000 on the life insurance policy. The policy currently has a cash surrender value of approximately $1,800,000 and a death benefit of approximately $6,400,000.

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

                                     ICN PHARMACEUTICALS
Date: May 10, 2002
                                       By:      /S/ GREGORY KEEVER
                                          ----------------------------
                                                Gregory Keever
                                          Executive Vice President,
                                         General Counsel and Corporate
                                                  Secretary