Form 10-Q
period 2002-03-31
ICN PHARMACEUTICALS INC
filed 2002-05-15
CIK 930184

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

                  For the quarterly period ended March 31, 2002
                                 --------------

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

         The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 10, 2002 was 83,210,154.

-------------------------------------------------------------------------------

                                       15
                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                                       Page


                                                                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets - March 31, 2002 and December 31, 2001                                           3

     Consolidated Condensed Statements of Income - Three months ended March 31, 2002 and 2001                               4

     Consolidated Condensed Statements of Comprehensive Income -
        Three months ended March 31, 2002 and 2001                                                                          5

     Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2002 and 2001                           6

     Management's Statement Regarding Unaudited Financial Statements                                                        7

     Notes to Consolidated Condensed Financial Statements                                                                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                             15

Item 3. Quantatative and Qualitative Disclosures About Market Risk                                                         21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                                                                  23



SIGNATURES                                                                                                                 24


                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                (unaudited, in thousands, except per share data)


                                                                              March 31,        December 31,
                                                                                2002               2001
                                                                          --------------      --------------


                                     ASSETS
Current Assets:
  Cash and cash equivalents                                               $      378,495      $      325,253
  Restricted cash                                                                  2,018               2,342
  Accounts receivable, net                                                       259,412             266,879
  Inventories, net                                                               160,570             163,930
  Prepaid expenses and other current assets                                       19,605              14,525
                                                                          --------------      --------------
    Total current assets                                                         820,100             772,929

Property, plant and equipment, net                                               396,126             405,361
Deferred income taxes, net                                                        65,691              65,175
Goodwill                                                                          59,298              45,736
Intangible assets, net                                                           399,533             400,550
Other assets                                                                      70,556              64,614
                                                                          --------------      --------------
                                                                          $    1,811,304      $    1,754,365
                                                                          ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade payables                                                          $       52,819      $       55,719
  Accrued liabilities                                                            101,231              96,624
  Notes payable                                                                    9,475               4,792
  Current portion of long-term debt                                                1,349                 949
  Income taxes payable                                                            18,409               3,396
                                                                          --------------      --------------
       Total current liabilities                                                 183,283             161,480

Long-term debt, less current portion                                             732,626             734,933
Deferred income taxes and other liabilities                                       35,520              39,377
Minority interest                                                                  8,019               7,858

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value; 200,000 shares authorized;83,427(March 31, 2002)
       and 81,689 (December 31, 2001) shares outstanding (after deducting shares
       in treasury of 814 and 814, respectively)                                     834                 817
  Additional capital                                                           1,019,977             995,243
  Accumulated deficit                                                            (68,889)            (96,055)
  Accumulated other comprehensive loss                                          (100,066)            (89,288)
                                                                          --------------      --------------
       Total stockholders' equity                                                851,856             810,717
                                                                          --------------      --------------
                                                                          $    1,811,304      $    1,754,365
                                                                          ==============      ==============


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the three months ended March 31, 2002 and 2001
                (unaudited, in thousands, except per share data)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2002               2001
                                                                        ----------------      --------------
Revenues:
  Product sales                                                         $        188,661      $      171,419
  Royalties                                                                       57,001              27,550
                                                                        ----------------      --------------
     Total revenues                                                              245,662             198,969
                                                                        ----------------      --------------

Costs and expenses:
  Cost of product sales                                                           71,132              69,774
  Selling, general and administrative expenses                                    91,632              73,419
  Research and development costs                                                   9,857               6,372
  Amortization expense                                                             7,211               8,206
                                                                        ----------------      --------------

     Total costs and expenses                                                    179,832             157,771
                                                                        ----------------      --------------

     Income from operations                                                       65,830              41,198

Translation and exchange losses, net                                               2,120                 400
Interest income                                                                   (1,335)             (2,240)
Interest expense                                                                  14,493              13,017
                                                                        ----------------      --------------

     Income before provision for income taxes, minority interest
       and cumulative effect of change in accounting principle                    50,552              30,021

Provision for income taxes                                                        20,338               9,263

Minority interest                                                                     58                (264)
                                                                        ----------------      --------------

Income before cumulative effect of change in accounting principle                 30,156              21,022

Cumulative effect of change in accounting principle                                3,541                  --
                                                                        ----------------      --------------

     Net income                                                         $         33,697      $       21,022
                                                                        ================      ==============


Basic earnings per common share
Income before cumulative effect of change in accounting principle       $           0.37      $         0.26

Cumulative effect of change in accounting principle                                 0.04                  --
                                                                        ----------------      --------------
     Net income                                                         $           0.41      $         0.26
                                                                        ================      ==============

       Shares used in per share computation                                       82,274              80,392
                                                                        ================      ==============

Diluted earnings per common share
Income before cumulative effect of change in accounting principle       $           0.36      $         0.26

Cumulative effect of change in accounting principle                                 0.04                  --
                                                                        ----------------      --------------

     Net income                                                         $           0.40      $         0.26
                                                                        ================      ==============

       Shares used in per share computation                                       84,331              82,304
                                                                        ================      ==============

                   The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 2002 and 2001
                            (unaudited, in thousands)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2002                2001
                                                                        ----------------      --------------

Net income                                                              $         33,697      $       21,022

Other comprehensive income:
   Foreign currency translation adjustments                                      (10,778)             (9,907)
                                                                        ----------------      --------------
Comprehensive income                                                    $         22,919      $       11,115
                                                                        ================      ==============



                   The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                            (unaudited, in thousands)

                                                                                   Three Months Ended
                                                                                      March 31,
                                                                               2002               2001
                                                                        ----------------     ---------------
Cash flows from operating activities:
  Net income                                                            $         33,697     $        21,022
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization                                            18,709              18,064
         Provision for losses on accounts receivable                               1,597                 152
         Provision for inventory obsolescence                                      1,537                 474
         Translation and exchange losses, net                                      2,120                 400
         Loss on sale of assets                                                       98                 177
         Other non-cash items                                                      3,779                 583
         Deferred income taxes                                                      (522)                644
         Minority interest                                                           (58)               (264)
         Cumulative effect of change in accounting principle                      (3,541)                 __
  Change in assets and liabilities, net of effects of acquisitions:
         Accounts and notes receivable                                             7,135              32,162
         Inventories                                                               1,512               8,204
         Prepaid expenses and other assets                                       (11,477)            (11,670)
         Trade payables and accrued liabilities                                   (7,198)            (13,915)
         Income taxes payable                                                     14,921               3,647
         Other liabilities                                                          (181)             (4,793)
                                                                        ----------------     ---------------
              Net cash provided by operating activities                           62,128              54,887
                                                                        ----------------     ---------------

Cash flows from investing activities:
  Capital expenditures                                                            (6,288)            (21,810)
  Proceeds from sale of assets                                                       301                 315
  Decrease in restricted cash                                                        324                 105
  Acquisition of license rights, product lines and businesses                     (3,733)            (14,445)
                                                                        ----------------     ---------------
              Net cash used in investing activities                               (9,396)            (35,835)
                                                                        ----------------     ---------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                           320                 160
  Proceeds from issuance of notes payable                                             --                  22
  Payments on long-term debt                                                        (106)               (696)
  Proceeds from exercise of stock options                                          6,819               1,284
  Dividends paid                                                                  (6,136)             (5,801)
                                                                        ----------------     ---------------
              Net cash provided by (used in) financing activities                    897              (5,031)
                                                                        ----------------     ---------------

Effect of exchange rate changes on cash and cash equivalents                        (387)               (287)
                                                                        ----------------     ---------------
Net increase in cash and cash equivalents                                         53,242              13,734
Cash and cash equivalents at beginning of period                                 325,253             155,205
                                                                        ----------------     ---------------
Cash and cash equivalents at end of period                              $        378,495     $       168,939
                                                                        ================     ===============

                   The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Reports on Form 10-K and 10-K/A for the year ended December 31, 2001.

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

1.  Summary of Significant Accounting Policies

     Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and Subsidiaries (the "Company") and all of its majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies or 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs are recorded at the lower of cost or fair value. All significant intercompany account balances and transactions have been eliminated.

     Comprehensive Income: Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

     Per Share Information: In March 2002, the Company's Board of Directors declared a first quarter cash dividend of $.0775 per share, payable on April 24, 2002, to stockholders of record on April 10, 2002.

     Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. In the first quarter of 2002, the Company adopted SFAS No. 142 which resulted in a benefit of $3,541,000 for the write-off of unamortized deferred credits relating to excess of fair value over cost of assets acquired. The effect of applying the non-amortization of goodwill provision of SFAS No. 142 was not material to the first quarter of 2002. The Company is currently evaluating its remaining goodwill. Any impairment from the initial adoption of SFAS No. 142 will be recorded as a cumulative effect of change in accounting principle in the year to date consolidated condensed statement of income.

    At March 31, 2002 and December 31, 2001, amortizable intangible assets were as follows (in thousands):

                                                           March 31, 2002                December 31, 2001
                                                   ------------------------------ ------------------------------
                                                                    Accumulated                     Accumulated
                                                    Gross Amount   Amortization    Gross Amount    Amortization
Intangible assets:
  Product rights                                   $      503,958 $      (104,425)$      497,765  $       (97,215)
                                                   ============== =============== ==============  ===============


    Estimated amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $29,000,000 for all periods.

Goodwill

     During the quarter ended March 31, 2002, the Company acquired $14,353,000 of goodwill related to the acquisition of CoolTouch Corporation in the North America pharmaceutical segment.

                                                                         March 31, 2002       December 31, 2001
                                                                    ---------------------- --------------------
                                                                                   (in thousands)
Pharmaceuticals
  North America                                                     $               27,487 $              12,998
  Latin America                                                                      2,257                 3,180
  Western Europe                                                                     8,353                 8,355
  Russia                                                                             7,968                 7,968
  Asia, Africa, Australia                                                               --                    --
                                                                    ---------------------- ---------------------
    Total pharmaceuticals                                                           46,065                32,501
Biomedicals                                                                         13,233                13,235
                                                                    ---------------------- ---------------------
    Total goodwill                                                  $               59,298 $              45,736
                                                                    ====================== =====================


     In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt. The Company accounts for its extinguishment of debt as an extraordinary item under SFAS No. 4 Reporting Gains and Losses from Extinguishment of Debt. Adoption of SFAS No. 145 may impact the way the Company historically reported extraordinary loss on extinguishment of debt. The Company is required to adopt SFAS No. 145 in fiscal year 2003.

     Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

2. Acquisitions

     On February 20, 2002, the Company acquired certain assets from CoolTouch Corporation, a provider of non-ablative cosmetic lasers, for 476,530 shares of the Company's common stock valued at $14,534,000. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

     In the first quarter of 2002, the Company acquired the rights to certain products for total consideration of $11,796,000. None of the product acquisitions are material to the financial position or results of operations of the Company.

3. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   2002              2001
                                                                                ---------        ----------
Income:
     Numerator for basic earnings per share--
       income available to common stockholders                                  $  33,697        $   21,022

     Effect of dilutive securities:
        Other dilutive securities                                                      --                (3)
                                                                                ---------        ----------

     Numerator for diluted earnings per share--
       income available to common stockholders
       after assumed conversions                                                $  33,697        $   21,019
                                                                                =========        ==========

Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                                         82,274            80,392
                                                                                ---------        ----------

     Effect of dilutive securities:
       Employee stock options                                                       2,053             1,891
       Other dilutive securities                                                        4                21
                                                                                ---------        ----------

     Dilutive potential common shares                                               2,057             1,912
                                                                                ---------        ----------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and assumed conversions                    84,331            82,304
                                                                                =========        ==========

Basic earnings per common share
Income before cumulative effect of change in accounting principle               $    0.37        $     0.26

Cumulative effect of change in accounting principle                                  0.04                --
                                                                                ---------        ----------
     Net income                                                                 $    0.41        $     0.26
                                                                                =========        ==========
       Shares used in per share computation                                        82,274            80,392
                                                                                =========        ==========

Diluted earnings per common share
Income before cumulative effect of change in accounting principle               $    0.36        $     0.26

Cumulative effect of change in accounting principle                                  0.04                --
                                                                                ---------        ----------
     Net income                                                                 $    0.40        $     0.26
                                                                                =========        ==========
       Shares used in per share computation                                        84,331            82,304
                                                                                =========        ==========

4.  Detail of Certain Accounts

                                                                             March 31,         December 31,
                                                                               2002                2001
                                                                        ----------------      --------------
                                                                                   (in thousands)

Accounts receivable, net:
  Trade accounts receivable                                             $        185,652      $      193,970
  Royalties receivable                                                            73,201              70,627
  Other receivables                                                               15,402              17,545
                                                                        ----------------      --------------
                                                                                 274,255             282,142
Allowance for doubtful accounts                                                  (14,843)            (15,263)
                                                                        ----------------      --------------
                                                                        $        259,412      $      266,879
                                                                        ================      ==============

Inventories, net:
  Raw materials and supplies                                            $         45,036      $       53,767
  Work-in-process                                                                 29,695              24,767
  Finished goods                                                                 104,721             103,150
                                                                        ----------------      --------------
                                                                                 179,452             181,684
Allowance for inventory obsolescence                                             (18,882)            (17,754)
                                                                        ----------------      --------------
                                                                        $        160,570      $      163,930
                                                                        ================      ==============

Property, plant and equipment, net:
  Property, plant and equipment, at cost                                $        541,303      $      543,008
  Accumulated depreciation and amortization                                     (145,177)           (137,647)
                                                                        ----------------      --------------
                                                                        $        396,126      $      405,361
                                                                        ================      ==============

5. Related Party Transactions

     In January 2001, the Company made a loan to Mr. Adam Jerney, Chief Operating Officer and President, of $1,197,864 as part of a program adopted by the Board of Directors to encourage directors and officers to exercise stock options (the "Stock Option Program"). As of March 31, 2002, $318,329 was outstanding under the loan, which is collateralized by 41,427 shares of the Company's common stock and is due in January 2003. In April 2001, the Company made a loan to Mr. Milan Panic, Chairman of the Board and Chief Executive Officer, of $2,731,519 as part of the Stock Option Program. The loan is collateralized by 286,879 shares of the Company's common stock and is due in April 2004. These loans bear interest at a rate of 5.61% per annum in the case of Mr. Jerney and 4.63% per annum in the case of Mr. Panic, compounded annually. Interest is payable annually. These loans are non-recourse with respect to principal and full recourse to the obligor with respect to interest. The loans are included in the accompanying consolidated condensed balance sheets as a reduction of stockholders' equity. Mr. Jerney's loan was repaid in April 2002.

     In January 2002, Mr. Milan Panic exchanged 197,409 stock options with an exercise price of $17.99 and 169,578 stock options with an exercise price of $26.24 for 99,291 shares of the Company's common stock valued at approximately $3,000,000. The Company recorded this amount as compensation expense in the first quarter of 2002. The Company made a short-term loan to Mr. Milan Panic in connection with the exchange of options of $1,335,833. The loan is due January 18, 2003 and bears interest at a rate of 2.8% per annum payable annually. As of March 31, 2002, the loan is included in the accompanying consolidated condensed balance sheet as a reduction of stockholders' equity. This loan was repaid in April 2002.

6.  Commitments and Contingencies

     On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the "SEC Complaint"). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns public disclosures made by the Company with respect to the status and disposition of the Company's 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the "NDA"). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. A pre-trial schedule has been set which requires the end of discovery by August 1, 2002, and the commencement of trial on May 6, 2003. The Company and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. Pending completion of these negotiations, the courts have stayed discovery through June 2002. There can be no assurance that the SEC litigation will be settled by mutual agreement or what the amount of any settlement may ultimately be. In the event a settlement is not reached, the Company will vigorously defend any litigation.

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

     The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 2002 and 2001 (in thousands):


Revenues                                                         2002           2001
                                                             ------------   -----------
Product sales
  Pharmaceuticals
    ICN Americas
      North America                                          $     46,939   $    42,283
      Latin America                                                29,487        26,092
                                                             ------------   -----------
        Total ICN Americas                                         76,426        68,375
                                                             ------------   -----------
    ICN International
      Western Europe                                               54,854        52,533
      Russia                                                       29,776        24,399
      Asia, Africa and Australia                                   11,820        10,638
                                                             ------------   -----------
        Total ICN International                                    96,450        87,570
                                                             ------------   -----------
          Total pharmaceuticals                                   172,876       155,945
  Biomedicals                                                      15,785        15,474
                                                             ------------   -----------
        Total product sales                                       188,661       171,419
  Royalties                                                        57,001        27,550
                                                             ------------   -----------
Consolidated revenues                                        $    245,662   $   198,969
                                                             ============   ===========

Operating Income (Loss)
  Pharmaceuticals
    ICN Americas
      North America                                          $     16,592   $    18,310
      Latin America                                                 9,047         8,155
                                                             ------------   -----------
        Total ICN Americas                                         25,639        26,465
                                                             ------------   -----------
    ICN International
      Western Europe                                                5,751         4,322
      Russia                                                        1,886        (2,175)
      Asia, Africa and Australia                                    1,416         1,261
                                                             ------------   -----------
        Total ICN International                                     9,053         3,408
                                                              -----------    ----------
          Total pharmaceuticals                                    34,692        29,873
  Biomedicals                                                       1,950         2,199
  Royalties                                                        57,001        27,550
                                                             ------------   -----------
Consolidated segment operating income                              93,643        59,622

Corporate expenses                                                 27,813        18,424
Interest income                                                    (1,335)       (2,240)
Interest expense                                                   14,493        13,017
Translation and exchange losses, net                                2,120           400
                                                             ------------   -----------
Income before income taxes, minority interest and
  cumulative effect of change in accounting principle        $     50,552   $    30,021
                                                             ============   ===========

    The following table sets forth the segment total assets of the Company as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                                         Total Assets
                                                                                    2002                2001
                                                                             -----------------  ------------------
Pharmaceuticals
  ICN Americas
    North America                                                            $         543,936             553,166
    Latin America                                                                      151,449             150,903
                                                                             -----------------  ------------------
      Total ICN Americas                                                               695,385             704,069
                                                                             -----------------  ------------------
  ICN International
    Western Europe                                                                     320,996             296,353
    Russia                                                                             164,224             162,387
    Asia, Africa and Australia                                                          68,676              69,584
                                                                             -----------------  ------------------
      Total ICN International                                                          553,896             528,324
                                                                             -----------------  ------------------
        Total pharmaceuticals                                                        1,249,281           1,232,393
Biomedicals                                                                             62,029              65,313
Corporate                                                                              499,994             456,659
                                                                             -----------------  ------------------

Total                                                                        $       1,811,304  $        1,754,365
                                                                             =================  ==================



8. Supplemental Cash Flow Information

     Cash paid for income taxes for the three months ended March 31, 2002 and 2001 was $6,486,000 and $5,432,000, respectively. Cash paid for interest for the three months ended March 31, 2002 and 2001 was $16,902,000 and $9,038,000 respectively.

     Other non-cash items for the three months ended March 31, 2002, included $811,000 for compensation expense related to the vesting of restricted stock under the Company's long-term incentive plan and $2,968,000 for compensation expense related to an exchange of outstanding stock options for common stock. Obligations incurred in connection with product acquisitions for the three months ended March 31, 2002 totaled $9,115,000.

9. Subsequent Events

     In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $.01 per share, of Ribapharm Inc. ("Ribapharm"), a previously wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm (the "Ribapharm Offering"). In connection with the Ribapharm Offering, the Company received net cash proceeds of $278,070,000 and will record a gain on the sale of Ribapharm's stock, net of offering costs. The Company will utilize its capital loss carryforwards and a portion of its net operating loss carryforwards to partially offset the gain. As of December 31, 2001, the Company had $72,736,000 of capital loss carryforwards and $106,764,000 of net operating loss carryforwards.

     On April 17, 2002, the Company used the proceeds of the Ribapharm Offering to complete its tender offer and consent solicitation for all of its outstanding 8 3/4% Senior Notes due 2008. The redemption of these notes will result in an extraordinary loss on extinguishment of debt of approximately $30,00,000, net of an income tax benefit of approximately $17,000,000.

     In April 2002, the Company repurchased an aggregate 1,000,000 shares of its common stock for $28,035,000 under a stock repurchase plan in open market transactions.

     In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling approximately $47,800,000 in April 2002.

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

    Revenues:                                                                    Three Months Ended
                                                                                      March 31,
                                                                               2002                2001
                                                                        ----------------      --------------

                                                                                    (in thousands)

    Product sales
      Pharmaceuticals
        ICN Americas
          North America                                                 $         46,939      $       42,283
          Latin America                                                           29,487              26,092
                                                                        ----------------      --------------
            Total ICN Americas                                                    76,426              68,375
                                                                        ----------------      --------------
        ICN International
          Western Europe                                                          54,854              52,533
          Russia                                                                  29,776              24,399
          Asia, Africa, Australia                                                 11,820              10,638
                                                                        ----------------      --------------
            Total ICN International                                               96,450              87,570
                                                                        ----------------      --------------
              Total pharmaceuticals                                              172,876             155,945
      Biomedicals                                                                 15,785              15,474
                                                                        ----------------      --------------
              Total product sales                                                188,661             171,419
      Royalties                                                                   57,001              27,550
                                                                        ----------------      --------------
    Total revenues                                                      $        245,662      $      198,969
                                                                        ================      ==============

    Cost of product sales                                               $         71,132      $       69,774

    Gross profit margin on product sales                                            62%                 59%


     Royalties: Royalties represent amounts earned under the Company's Exclusive License and Supply Agreement (the "License Agreement") with Schering-Plough Corporation ("Schering-Plough"). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering-Plough's alpha interferon (the "Combination Therapy"). In 1998, Schering-Plough received approval from the United States Food and Drug Administration ("FDA") to market Rebetron(TM) Combination Therapy. Rebetron(TM) combines Rebetol(R) (ribavirin) capsules and Intron(R) A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in patients with compensated liver disease. On July 26, 2001, Schering-Plough announced that the FDA granted Schering-Plough marketing approval for Rebetol(R) Capsules as a separately marketed product for use only in combination with Intron(R) A injection for the treatment of HCV in patients with compensated liver disease previously untreated with alpha interferon or who have relapsed following alpha interferon therapy. On August 8, 2001, Schering-Plough announced that the FDA also granted Schering-Plough approval for Peg-Intron(TM) (peginterferon alfa-2b), a longer lasting form of Intron(R) A, for use in combination therapy with Rebetol(R) for the treatment of HCV in patients with compensated liver disease previously untreated with alpha interferon and who are at least 18 years of age.

     On March 28, 2001, Schering-Plough received notice that the European Union ("EU") Commission of the European Communities (the "Commission") granted centralized marketing authorization to Peg-Intron(TM) (peginterferon alfa-2b) Injection and Rebetol(R) (ribavirin) Capsules as combination therapy for the treatment of both relapsed and naive adult patients with histologically proven HCV. Commission approval of the centralized Type II variations to the Marketing Authorization for Peg-Intron(TM) and Rebetol(R) resulted in unified labeling that was immediately valid in all 15 EU-Member States.

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

    Schering-Plough also markets the combination therapy in many other countries around the world based on the US and European Union regulatory approvals.

     Schering-Plough has informed the Company that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. The Company does not agree with Schering-Plough's interpretation of the Agreement. However, in August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to the Company through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. The Company has not established a reserve for these amounts, because in the opinion of management, collectibility is reasonably assured. Since the second quarter of 2001, the Company no longer recognizes any of these withheld royalty payments as income as the Company can no longer determine such amounts due to a lack of information provided by Schering-Plough. The Company has filed an arbitration claim seeking to prevent Schering-Plough from adjusting its royalty payments to the Company. However, if Schering-Plough were to successfully continue to exclude the royalties on products given to indigent patients from future royalty payments, royalties earned could be reduced in the same proportion as the historical adjustment.

     The Company has given Schering-Plough written notice of its intention to arbitrate this royalty payment dispute to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties expect to select an arbitrator and set an arbitration schedule during May 2002. If the Company does not succeed in this alternative dispute resolution process, it may have to write off all or a portion of this receivable. If the Company does succeed, the Company's subsidiary, Ribapharm, will be entitled to receive the royalty payments on these indigent sales withheld by Schering-Plough. See-Restructuring

     Royalties for the three months ended March 31, 2002 were $57,001,000 compared to $27,550,000 for the same period of 2001, an increase of $29,451,000 (107%). The increase is due to the launch of pegylated interferon alpha-2b and ribavirin combination therapy by Schering-Plough in October 2001.

ICN Americas

     In the North America Pharmaceuticals segment, revenues for the three months ended March 31, 2002 were $46,939,000, compared to $42,283,000 for the same period of 2001, an increase of $4,656,000 (11%). Sales of Librax(R) in the first quarter of 2002 were higher by approximately $8,900,000 than in the same period in 2001. The increase in revenue was partially off-set by a decrease in sales of dermatological products in the first quarter of 2002 compared to the same period in 2001.

     In the Latin America Pharmaceuticals segment, revenues for the three months ended March 31, 2002 were $29,487,000, compared to $26,092,000 for the same period of 2001, an increase of $3,395,000 (13%). The increase is primarily due to an increase in sales in Mexico of $5,514,000, partially off-set by a decrease in revenues in Argentina of $2,097,000 due to the Argentine peso devaluation.

ICN International

     In the Western Europe Pharmaceuticals segment, revenue for the three months ended March 31, 2002 were $54,854,000 compared to $52,533,000 for the same period of 2001, an increase of $2,321,000 or (4%). The increase is primarily due to product acquisitions in the last quarter of 2001 and the first quarter of 2002, partially off-set by a 5% decrease in the value of the Euro, which resulted in a decline in revenues of $1,258,000.

     In the Russia Pharmaceuticals segment, revenues for the three months ended March 31, 2002 were $29,776,000, compared to $24,399,000 for the same period of 2001, an increase of $5,377,000 (22%). The increase is primarily attributable to an increase in sales of major products (Pentalgin(R), Nitrocor(R) and Oligovit(R)) partially off-set by a 8% decline in the value of the ruble.

     In the Asia, Africa and Australia ("AAA") Pharmaceuticals segment, revenues for the three months ended March 31, 2002 were $11,820,000 compared to $10,638,000 for the same period of 2001, an increase of $1,182,000 (11%). The increase primarily reflects an increase in products sold by ICN Switzerland.

     Gross Profit: Gross profit margin on product sales increased to 62% for the three months ended March 31, 2002, compared to 59% for 2001. The increase in gross profit margin is primarily due to increased margins in the Western Europe, Russia and AAA Pharmaceuticals segments. Gross profit margin in the Western Europe Pharmaceuticals segment was 51% in 2002 compared to 46% for the first quarter in 2001, which primarily reflects lower cost of goods sold related to the transition of manufacturing products in-house from third party manufacturers. The overall gross margin for the Company's Russia Pharmaceuticals segment was 43% for 2002, compared to 34% for the 2001 first quarter, which benefited from the sale of higher margin products. The overall gross margin for the Company's AAA Pharmaceuticals segment was 53% for 2002, compared to 47% for the 2001 first quarter, which benefited from the sale of higher margin products.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $91,632,000 for the three months ended March 31, 2002, compared to $73,419,000 for the same period in 2001, an increase of $18,213,000. The increase reflects increased selling and advertising expenses of $8,565,000 incurred throughout all regions to promote the Company's products. General and administrative expenses increased by $8,289,000 primarily due to a non-cash compensation charge of $2,968,000 for the exercise of stock options, increased legal and professional fees of approximately $4,800,000 and general and administrative expenses of $915,000 related to the new ICN International headquarters in Basel, Switzerland.

     Research and Development: Research and development expenses for the 2002 first quarter were $9,857,000, compared to $6,372,000 for the same period in 2001. The increase resulted from the Company's continued expansion of research and development activities. The Company continues to expect to increase its research and development spending in 2002.

     Translation and Exchange Losses, Net: Translation and exchange losses, net were $2,120,000 for the three months ended March 31, 2002 compared to $400,000 for the same period in 2001. In the first quarter of 2002, translation losses consisted of $1,618,000 of losses related the devaluation of the Argentine peso and $715,000 of losses related to the net monetary asset position of the Company's Russian subsidiaries. In the first quarter of 2001, translation losses principally consisted of losses related to the net monetary asset position of the Company's Russian subsidiaries.

     Interest Income and Expense: Interest expense during the three months ended March 31, 2002 increased $1,476,000 compared to the same period in 2001 due to interest expense incurred on the 6 1/2% Convertible Subordinated Notes due 2008 issued in July 2001, partially off-set by the repurchases and redemption of the Company's 9 1/2% Senior Notes and 8 3/4% Senior Notes which occurred throughout 2001. Interest income decreased to $1,335,000 in 2002 from $2,240,000 in 2001 due to lower yields on investments.

     Income Taxes: The Company's effective income tax rate was 40% for 2002 compared to 31% for 2001. The Company operates in many regions where the tax rate is lower than the U.S. Federal statutory rate or where it benefits from tax relief. The increase in the Company's provision for income taxes for the three months ended March 31, 2002 over the same period of 2001, is primarily attributable to a shift in the mix of earnings to higher tax rate jurisdictions.

Liquidity and Capital Resources

     During the three months ended March 31, 2002, cash provided by operating activities totaled $62,128,000, compared to $54,887,000 in 2001. Operating cash flows reflect the Company's net income of $33,697,000, net non-cash charges (including depreciation, minority interest, and translation and exchange gains and losses) of $23,719,000, and working capital decreases totaling approximately $4,712,000. The working capital decrease principally consists of an increase of $14,921,000 in income taxes payable and a decrease of $7,135,000 in accounts receivable offset by an increase of $11,477,000 in prepaid expenses and other assets and a decrease of $7,198,000 in trade payables and accrued liabilities.

     Cash used in investing activities was $9,396,000 for the three months ended March 31, 2002 compared to $35,835,000 for the same period of 2001. In 2002, net cash used in investing activities consisted of payments for capital expenditures of $6,288,000 and acquisitions of license rights, product lines and businesses of $3,733,000. In 2001, net cash used in investing activities consisted of an acquisition totaling $14,445,000 and payments for capital expenditures of $21,810,000, principally representing an increase in the investment in research and development in North America and distribution facilities in Western Europe.

     Cash provided by financing activities totaled $897,000 for the three months ended March 31, 2002, including proceeds from the exercise of employee stock options of $6,819,000, offset by cash dividends paid on common stock of $6,136,000. During the first quarter of 2001, cash used in financing activities totaled $5,031,000, including cash dividends paid on common stock of $5,801,000, offset by proceeds from the exercise of employee stock options of $1,284,000.

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

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of March 31, 2002, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company's liquidity and financial performance.

Restructuring

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

     In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $.01 per share, of Ribapharm (the "Ribapharm Offering"). In connection with the Ribapharm Offering, the Company received net cash proceeds of $278,070,000 million and will record a gain on the sale of Ribapharm's stock, net of offering costs. The Company will utilize its capital loss carryforwards and a portion of its net operating loss carryforwards to partially offset the gain.

     The Company is committed to distributing its remaining interest in Ribapharm to the Company's stockholders on a tax-free basis. The distribution will be subject to a ruling from the U.S. Internal Revenue Service ("IRS") compliance with all other legal and regulatory provisions including SEC regulations, Delaware Corporate Law provisions regarding the payment of dividends and compliance with applicable fraudulent conveyance laws. On March 12, 2002, the Company filed a request with the IRS for a ruling that the spin-off will qualify as a tax free spin-off under U.S. tax laws. Typically, it takes four to six months from the date of submission of a ruling request for the Internal Revenue Service to make a determination. The Company cannot assure you that it will not take longer for the IRS to rule on the Company's request or that the Internal Revenue Service will issue a favorable ruling. Nor can the Company assure you that it will be able to obtain a favorable opinion from the Company's counsel or that the IRS or a court will agree with the conclusions reached in that opinion. Furthermore, the Company's commitment to effect the spin-off does not constitute a binding legal obligation to do so. There can be no assurance that the spin-off will be completed.

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

     In addition to continuing the Company's operations in North America, Latin America and Biomedicals, ICN Americas will hold the remaining interests in ICN International and Ribapharm until these interests are disposed of by ICN Americas.

     On April 17, 2002, the Company used the proceeds of the Ribapharm Offering to complete its tender offer and consent solicitation for all of its outstanding 8 3/4% Senior Notes due 2008. The redemption of these notes resulted in an extraordinary loss on extinguishment of debt of approximately $30,000,000, net of an income tax benefit of approximately $17,000,000.

     The Company contributed to Ribapharm the license agreement with Schering-Plough. The Company will retain the royalty payment for sales of ribavirin in the first quarter of 2002 payable in May 2002. The royalty payment for sales of ribavirin in the second quarter of 2002 is payable in August 2002. This royalty payment will be divided between the Company and Ribaparm on a pro rata basis based on the Ribapharm Offering effective date of April 17, 2002. Additionally, under terms contained in an inter-debtor agreement between the Company and Ribapharm, the Company has agreed to make all interest and principal payments on the $525,000,000 Subordinated Convertible Notes due 2008 issued in July 2001.

Foreign Operations

     Approximately 56% and 63% of the Company's revenues for the three months ended March 31, 2002 and 2001, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

Russia

     While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 to $1 to a rate of 27.5 rubles to $1 by the end of 1999. To date, while the ruble has continued to devalue, it has devalued at a steady, and recently slowing rate, there is continued volatility in the debt and equity markets, high inflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating with Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     At March 31, 2002, the ruble exchange rate was 31.1 rubles to $1 as compared with a rate of 30.1 rubles to $1 at December 31, 2001. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $715,000 related to its Russian operations during the first quarter of 2002. As of March 31, 2002, ICN Russia had a net monetary asset position of approximately $16,193,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of operations. The Company's management continues to work to reduce its net monetary exposure. However, there can be no assurance that such efforts will be successful.

     Prior to the August 1998 devaluation of the ruble, the Company had favorable experience with the collection of receivables from its customers in the region. Subsequently, the Company has taken additional steps to ensure the creditworthiness of its customers and the collectibility of accounts receivable by tightening its credit policies in the region and concentrating its sales efforts on a smaller number of more reliable customers.

     The Company believes that the economic and political environment in Russia has affected the pharmaceutical industry in the region. Many Russian companies, including many of the Company's customers, continue to experience liquidity problems as monetary policy has limited the money supply, and Russian companies often lack access to affordable working capital. In addition, the devaluation has reduced the purchasing power of Russian companies and consumers, thus increasing pressure on the Company and other producers to limit price increases in hard currency terms.

     The current economic condition in Russia continues to impact the Company's operating cash flows in Russia, as some of the Company's Russian customers continue to experience liquidity shortages. The Company may need to invest additional working capital in Russia to sustain its operations, to provide increasing levels of working capital necessary to support renewed growth, and to fund the purchase or upgrading of facilities. The Company also has several preliminary acquisition prospects that may require funds through the year 2002. However, there is no assurance that any such acquisitions will be consummated.

Argentina

     At March 31, 2002, the Company's Argentine subsidiary recorded a foreign currency translation adjustment of $4,722,000 on its net assets reflecting a 49% devaluation of the Argentine peso. This non-cash adjustment reduced stockholder's equity. In addition, the Company's Argentine subsidiary recognized a translation loss of $1,618,000, included in other loss, on net assets denominated in non-peso currencies.

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

     Interest Rate Risk: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At March 31, 2002, the Company had $10,552,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 8 3/4% Senior Notes due 2008 and its 6 1/2% Subordinated Convertible Notes due 2008) totaling approximately $719,611,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 14% of the Company's weighted average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's first quarter 2002 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments by approximately $38,200,000 as of March 31, 2002.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         15.1     Review Report of Independent Accountants

         15.2     Awareness Letter of Independent Accountants



(b)      Reports on Form 8-K

         During the quarter ended March 31, 2002, the following reports on Form 8-K were filed by the Registrant:

         1.Current report on Form 8-K dated February 27, 2002 (the date of the earliest event reported), filed on February 27, 2002, for the purpose of reporting , under Item 5, the Registrant's 2001 results of operations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ICN PHARMACEUTICALS, INC.
                                                      Registrant


Date: May 15, 2002                                    /s/   Milan Panic
                                                      --------------------------------------------------------
                                                      Milan Panic
                                                      Chairman of the Board and Chief Executive Officer



Date: May 15, 2002                                    /s/  John E. Giordani
                                                      --------------------------------------------------------
                                                      John E. Giordani
                                                      Executive Vice President and Chief Financial Officer
                                                        (principal financial and accounting officer)



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

 Exhibit 15.1


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of ICN Pharmaceuticals, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and its subsidiaries as of March 31, 2002 and the related consolidated condensed statements of income, of comprehensive income and of cash flows for each of the three-month periods ended March 31, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Los Angeles, California
May 2, 2002

Exhibit 15.2


                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS





May 14, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

     We are aware that our report dated May 2, 2002, on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company") as of and for the period ended March 31, 2002 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971, 333-81383, 333-73098 and 333-85572) and Form S-3 (File Nos. 333-10661, 333-67376, 333-88040 and
333-88042).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California