Form 10-Q
period 2002-06-30
ICN PHARMACEUTICALS INC
filed 2002-08-14
CIK 930184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11397

ICN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0628076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Hyland Avenue
Costa Mesa, California 92626
(Address of principal executive offices)
(Zip Code)

(714) 545-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of August 6, 2002 was 82,724,617.

ICN PHARMACEUTICALS, INC.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(unaudited, in thousands, except per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$288,473	$325,253
Restricted cash	2,025	2,342
Accounts receivable, net	255,972	266,879
Inventories, net	157,999	163,930
Prepaid expenses and other current assets	20,902	14,525

Total current assets	725,371	772,929

Property, plant and equipment, net	392,081	405,361
Deferred income taxes, net	76,256	65,175
Goodwill	31,248	45,736
Intangible assets, net	407,843	400,550
Other assets	47,735	64,614

	$1,680,534	$1,754,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$49,195	$55,719
Accrued liabilities	131,574	96,624
Notes payable and current portion of long-term debt	10,725	5,741
Income taxes payable	21,211	3,396

Total current liabilities	212,705	161,480

Long-term debt, less current portion	540,184	734,933
Deferred income taxes and other liabilities	40,348	39,377
Minority interest	18,635	7,858

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.01 par value; 200,000 shares authorized; 82,879 (June 30, 2002) and 81,689 (December 31, 2001) shares outstanding (after deducting shares in treasury of 814 and 814, respectively)	830	817
Additional capital	1,017,902	995,243
Accumulated deficit	(61,823)	(96,055)
Accumulated other comprehensive loss	(88,247)	(89,288)

Total stockholders’ equity	868,662	810,717

	$1,680,534	$1,754,365

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and six months ended June 30, 2002 and 2001
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$171,027	$172,926	$359,688	$342,975
Royalties	66,000	31,431	123,001	58,981

Total revenues	237,027	204,357	482,689	401,956

Costs and expenses:
Cost of product sales	74,392	69,176	145,524	138,950
Selling, general and administrative expenses	280,386	77,807	372,018	149,856
Research and development costs	15,906	6,451	25,763	12,823
In-process research and development	6,238	—	6,238	—
Amortization expense	8,596	7,902	15,807	16,108

Total expenses	385,518	161,336	565,350	317,737

Income (loss) from operations	(148,491)	43,021	(82,661)	84,219

Other income, net, including translation and exchange	(4,659)	(4,740)	(2,539)	(4,340)
Gain on sale of subsidiary stock	(262,949)	—	(262,949)	—
Interest income	(1,682)	(1,894)	(3,017)	(4,134)
Interest expense	10,717	12,803	25,210	25,820

Income before income taxes, minority interest, extraordinary loss, and cumulative effect of change in accounting principle	110,082	36,852	160,634	66,873
Provision for income taxes	46,011	14,530	66,349	23,793
Minority interest	4,847	845	4,905	581

Income before extraordinary loss and cumulative effect of change in accounting principle	59,224	21,477	89,380	42,499
Extraordinary loss, net of income taxes	26,826	214	26,826	214
Cumulative effect of change in accounting principle	—	—	21,791	—

Net income	$32,398	$21,263	$40,763	$42,285

Basic earnings per share:
Income per share before extraordinary loss	$0.71	$0.27	$1.08	$0.53
Extraordinary loss per share	0.32	0.01	0.32	0.01
Cumulative effect of change in accounting principle	—	—	0.27	—

Basic net income per share	$0.39	$0.26	$0.49	$0.52

Diluted earnings per share:
Income per share before extraordinary loss	$0.65	$0.26	$1.01	$0.51
Extraordinary loss per share	0.27	—	0.27	—
Cumulative effect of change in accounting principle	—	—	0.22	—

Diluted net income per share	$0.38	$0.26	$0.52	$0.51

Shares used in per share computation:
Basic	82,827	80,911	82,552	80,653

Diluted	99,398	83,175	99,504	82,733

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2002 and 2001
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$32,398	$21,263	$40,763	$42,285
Other comprehensive income:
Foreign currency translation adjustments	12,564	4,825	1,786	(5,082)
Unrealized loss on marketable equity securities	(745)	—	(745)	—

Comprehensive income	$44,217	$26,088	$41,804	$37,203

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(unaudited, in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$40,763	$42,285
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	39,013	35,219
Provision for losses on accounts receivable	2,145	1,208
Provision for inventory obsolescence	1,959	1,423
Translation and exchange (gains) losses, net	(2,539)	660
Loss on sale of assets	537	83
Other non-cash losses	2,968	—
Incentive compensation costs	14,295	1,166
Write-off of capitalized offering costs	18,295	—
Write-down of certain assets	12,086	—
Deferred income taxes	(545)	516
Minority interest	4,905	581
In-process research and development expenses	6,238	—
Gain on sale of subsidiary stock	(262,949)	—
Extraordinary loss, net of income taxes	26,826	214
Cumulative effect of change in accounting principle	21,791	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	12,430	18,435
Inventories	4,347	7,424
Prepaid expenses and other assets	(22,678)	(15,833)
Trade payables and accrued liabilities	18,944	(21,067)
Income taxes payable	34,534	10,024
Other liabilities	3,714	(5,130)

Net cash (used in) provided by operating activities	(22,921)	77,208

Cash flows from investing activities:
Capital expenditures	(14,413)	(36,974)
Proceeds from sale of assets	1,113	742
Proceeds from sale of subsidiary stock	276,611	—
Decrease (increase) in restricted cash	317	(1,595)
Acquisition of license rights, product lines and businesses	(13,358)	(19,897)

Net cash provided by (used in) investing activities	250,270	(57,724)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	821	315
Proceeds from issuance of notes payable	—	22
Payments on long-term debt	(230,717)	(5,738)
Payments on notes payable	(2,600)	—
Proceeds from exercise of stock options	12,753	8,301
Repurchase of common stock	(31,955)	—
Dividends paid	(12,631)	(11,818)

Net cash used in financing activities	(264,329)	(8,918)

Effect of exchange rate changes on cash and cash equivalents	200	128

Net (decrease) increase in cash and cash equivalents	(36,780)	10,694
Cash and cash equivalents at beginning of period	325,253	155,205

Cash and cash equivalents at end of period	$288,473	$165,899

The accompanying notes are an integral part of these consolidated condensed financial statements.

MANAGEMENT’S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2001.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

1.  Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and Subsidiaries (the “Company”) and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries, including Ribapharm Inc. (“Ribapharm”), represents the minority shareholders’ share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies or 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs are recorded at the lower of cost or fair value. All significant intercompany account balances and transactions have been eliminated.

Comprehensive Income: Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments and unrealized losses on marketable equity securities. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from this item.

Per Share Information: In 2002, the Company’s Board of Directors declared a first and second quarter cash dividend of $0.0775 per share, which was paid on April 24 and July 24, 2002, respectively.

Marketable Equity Securities: The Company classifies its existing marketable equity securities as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders’ equity.

Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. On January 1, 2002, the Company adopted SFAS No. 142.

Goodwill

During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS 142. The first step of this test required the Company to compare the carrying amount of goodwill to the fair value of the reporting unit to which it was ascribed. The fair value of the reporting unit was determined using a discounted cash flow analysis, which was reviewed by an independent professional advisor. Where the carrying amount of the reporting unit exceeded the fair value of the reporting unit, the Company was required to perform an analysis to measure the impairment loss. The second step of the transitional impairment test required the Company to ascribe the fair value calculated in step one to the individual assets and liabilities of the reporting unit. To the extent the carrying value of the goodwill exceeded the excess of the fair value over the amounts ascribed to the assets and liabilities, an impairment loss was recognized. As a result of step two, the Company recorded an impairment loss of $25,332,000 which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Pharmaceuticals
	North America	Latin America	Western Europe	Russia	Biomedicals	Total
Balance as of December 31, 2001	$12,997	$3,180	$8,354	$7,968	$13,237	$45,736
Goodwill related to acquisitions	—	—	—	—	10,848	10,848
Impairment of goodwill	(4,600)	(3,180)	(8,307)	(7,968)	(1,277)	(25,332)
Currency translation adjustments	—	—	—	—	(4)	(4)

Balance as of June 30, 2002	$8,397	$—	$47	$—	$22,804	$31,248

The effect of applying the non-amortization of goodwill provision to the three months and six months ended June 30, 2001 is not material.

The pro forma impact of applying the non-amortization provision of SFAS No. 142 to the years ended December 31, 2001, 2000 and 1999 is as follows:

	For the year ended December 31
	2001	2000	1999
	(Amounts in thousands, except per share data)
Net income	$64,134	$90,180	$118,626
Goodwill amortization, net of tax	1,452	998	2,025

Adjusted net income	$65,586	$91,178	$120,651

Basic earnings per share:
Net income per share	$0.79	$1.14	$1.52
Goodwill amortization	0.02	0.01	0.03

Adjusted net income per share	$0.81	$1.15	$1.55

Diluted earnings per share:
Net income per share	$0.77	$1.10	$1.45
Goodwill amortization	0.02	0.01	0.02

Adjusted net income per share	$0.79	$1.11	$1.47

Intangible assets

At June 30, 2002 and December 31, 2001, amortizable intangible assets were as follows (in thousands):

	June 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Product rights	$520,857	$(113,014)	$497,765	$(97,215)

Estimated amortization expense for each of the five years ending December 31, 2006 is $29,000,000.

Other Pronouncements

On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

Products). EITF Issue No. 01-09 requires the costs of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. The Company reclassified $2,784,000 of such costs in its statements of income for the three and six months ended June 30, 2001 from selling, general and administrative expenses to a reduction in revenues. These reclassifications have no effect on net income.

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

2.  Acquisitions

On April 4, 2002, the Company acquired Circe Biomedical, Inc. (“Circe”) a development stage company, for $25,896,000, of which $5,896,000 was paid in cash and the balance in shares of the Company’s common stock. Additionally, the Company will pay milestone payments and royalties if a product is successfully developed. In connection with this purchase the Company obtained from an independent appraiser an appraisal of the fair value of Circe’s intangible assets. The value of purchased in-process research and development was appraised at $6,238,000, which was expensed in the quarter ended June 30, 2002, as the in-process research and development was considered not technologically feasible as of the acquisition date. The Company recently decided not to continue with further development of Circe’s main product.

During the quarter ended June 30, 2002, the Company purchased certain assets for approximately $10,400,000 in cash. The acquisitions are not material to the financial position or results of operations of the Company.

3.  Non-recurring and Other Unusual Charges

The Company recorded $182,903,000 and $184,024,000 of non-recurring and other unusual charges, which are included in selling, general and administrative expenses, for the three months and six months ended June 30, 2002, as compared to $2,976,000 and $4,034,000 for the same periods in 2001, respectively. The following is a summary of the non-recurring and other unusual charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Executive and director bonuses paid in connection with the Ribapharm IPO (Note 4)	$47,839	$—	$47,839	$—
Professional fees related to Ribapharm (Note 4)	13,000	—	13,000	—
Compensation costs related to ICN’s employee stock compensation plan (Note 5)	61,400	—	61,400	—
Long-term incentive plan compensation costs (Note 5)	12,022	—	12,022	—
Severance costs (Note 5)	12,000	—	12,000	—
Asset impairments	12,086	—	12,086	—
Write-off of capitalized offering costs	18,295	—	18,295	—
Costs incurred in ICN’s recent proxy contest	6,261	2,976	7,382	4,034

	$182,903	$2,976	$184,024	$4,034

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

Based on a number of factors including changes in market conditions and changes in strategic direction, the Company evaluated the net realizable value of certain long-lived assets, including capitalized offering costs related to the proposed public offering of ICN International AG, the Company’s corporate aircraft and other assets. The Company concluded that due to the passage of time and the strategic business review, the capitalized offering costs of ICN International AG of $18,295,000 should be written-off. Also, an impairment charge of $12,086,000 was recorded for the difference between the carrying value and the fair value of certain assets, as determined by appraisals and purchase offers, of this amount $9,100,000 is related to the corporate aircraft.

The Company incurred a significant amount of professional fees in connection with proxy contests in 2002 and 2001. Proxy contest expenses were $6,261,000 and $2,976,000 for the three months ended June 30, 2002 and 2001, and $7,382,000 and $4,034,000 for the six months ended June 30, 2002 and 2001, respectively.

4.  Ribapharm Initial Public Offering and Debt Repurchase

In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $262,949,000, net of offering costs. The Company will utilize its tax capital loss carryforwards and a portion of its net tax operating loss carryforwards to partially offset the gain for tax purposes.

In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling approximately $47,800,000 in April 2002. Additionally, the Company paid other professional fees of $13,000,000 related to the structuring of Ribapharm in April 2002. These amounts are included on the Company’s statements of income in selling, general and administrative expenses.

On April 17, 2002, the Company used the proceeds of the Ribapharm Offering to complete its tender offer and consent solicitation for all of its outstanding 8¾% Senior Notes due 2008. The redemption of these notes resulted in an extraordinary loss on extinguishment of debt of $26,826,000, net of an income tax benefit of $16,442,000.

5.  Change of Control

As a result of the May 29, 2002 Annual Meeting of Stockholders, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to the Board of Directors. Under the terms of employment agreements with some key executives, a long-term stock incentive plan and the Company’s Amended and Restated 1998 Stock Option Plan (the “Option Plan”), the results of the 2002 election, together with the results of the 2001 election, constitute a change of control (the “Change of Control”).

Under employment agreements the Company has with some of its key executives, the Company may become obligated to make cash severance payments to the executives totaling approximately $15,300,000. These payment obligations will be triggered if they terminate employment for enumerated reasons following the Change of Control, or if they leave the employ of the Company for any reason or without reason during the sixty-day period commencing six months after the Change of Control.

Under the terms of a long-term incentive plan, all restricted stock awards vested immediately upon the Change of Control on June 11, 2002. As a result, compensation expense of $12,022,000 was recorded in the quarter ended June 30, 2002.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

The Option Plan provides that all options immediately vested and that an option holder had sixty days following the Change of Control to elect to surrender his or her nonqualified options to the Company for a cash payment equal to the excess of the highest closing market price of the stock during the 90 days preceding the Change of Control, which was $32.50 per share, or the closing market price on the day preceding the date of surrender, whichever is higher, over the exercise price for the surrendered options. During the quarter ended June 30, 2002, the Company recorded a charge of $61,400,000 related to the cash payment obligation under the Option Plan.

In addition, on June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002. Mr. Panic remains one of the Company’s directors. In connection with Mr. Panic’s termination, the Company recorded severance expense of $12,000,000, which is included in selling, general and administrative expenses.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income:
Numerator for basic earnings per share— income available to common stockholders	$32,398	$21,263	$40,763	$42,285
Interest expense on convertible debt, net of tax	5,719	—	11,374	—
Effect of dilutive securities	—	(1)	—	(3)

Numerator for diluted earnings per share— income available to common stockholders after assumed conversions	$38,117	$21,262	$52,137	$42,282

Shares:
Denominator for basic earnings per share— weighted-average shares outstanding	82,827	80,911	82,552	80,653
Effect of dilutive securities:
Employee stock options	1,232	2,243	1,608	2,059
Convertible debt	15,326	—	15,326	—
Other dilutive securities	13	21	18	21

Dilutive potential common shares	16,571	2,264	16,952	2,080

Denominator for diluted earnings per share— weighted-average shares adjusted for assumed conversions	99,398	83,175	99,504	82,733

Basic earnings per share:
Income per share before extraordinary loss and cumulative effect of change in accounting principle	$0.71	$0.27	$1.08	$0.53
Extraordinary loss per share	0.32	0.01	0.32	0.01
Cumulative effect of change in accounting principle	—	—	0.27	—

Basic net income per share	$0.39	$0.26	$0.49	$0.52

Diluted earnings per share:
Income per share before extraordinary loss and cumulative effect of change in accounting principle	$0.65	$0.26	$1.01	$0.51
Extraordinary loss per share	0.27	—	0.27	—
Cumulative effect of change in accounting principle	—	—	0.22	—

Diluted net income per share	$0.38	$0.26	$0.52	$0.51

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

7.  Detail of Certain Accounts

	June 30, 2002	December 31, 2001
	(in thousands)
Accounts receivable, net:
Trade accounts receivable	$174,463	$193,970
Royalties receivable	80,766	70,627
Other receivables	16,330	17,545

	271,559	282,142
Allowance for doubtful accounts	(15,587)	(15,263)

	$255,972	$266,879

Inventories, net:
Raw materials and supplies	$45,580	$53,767
Work-in-process	29,717	24,767
Finished goods	100,486	103,150

	175,783	181,684
Allowance for inventory obsolescence	(17,784)	(17,754)

	$157,999	$163,930

Property, plant and equipment, net:
Property, plant and equipment, at cost	$551,022	$543,008
Accumulated depreciation and amortization	(158,941)	(137,647)

	$392,081	$405,361

8.  Related Party Transactions

In June 1996, the Company made a short-term loan to Mr. Panic, in the amount of $3,500,000 for personal legal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of demand debt of Mr. Panic with a third party bank, which is renewable by Mr. Panic annually until repaid. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to Mr. Panic’s debt, which will remain in place. This deposit is recorded as a long-term asset on the consolidated balance sheets. Mr. Panic provided collateral to the Company’s guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved in 1996 by the Board of Directors. In light of current circumstances, the Company has an appropriate reserve for the matter.

In April 2001, the Company made a loan to Mr. Milan Panic, the former Chairman of the Board and former Chief Executive Officer, of $2,731,519 as part of the Stock Option Program. The loan is collateralized by 286,879 shares of the Company’s common stock and is due in April 2004. This loan bears interest at a rate of 4.63% per annum, compounded annually, which is payable annually. This loan is non-recourse with respect to principal and full recourse to the obligor with respect to interest. The loan is included in the accompanying consolidated condensed balance sheets as a reduction of stockholders’ equity.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

Ribapharm

At the time of the Ribapharm Offering, Ribapharm and the Company entered into an affiliation and distribution agreement, which places restrictions on Ribapharm’s ability to issue capital stock to ensure that Ribapharm remains part of the Company’s consolidated group for tax purposes; a management services and facilities agreement, which details the Company’s agreement to provide Ribapharm with interim administrative and corporate services; a lease agreement, which provides Ribapharm a long-term lease in the Company’s Costa Mesa facility; a confidentiality agreement, which provides that Ribapharm and the Company will not disclose to third parties confidential and proprietary information concerning each other; a registration rights agreement, which grants the Company rights to require Ribapharm to register shares of Ribapharm common stock owned by the Company; and a tax sharing agreement, which allocates liability for taxes between the Company and Ribapharm.

The royalty payment for sales of ribavirin in the second quarter of 2002 is payable in late August 2002. This royalty payment will be divided between the Company and Ribapharm with the Company receiving $12,056,000. Ribapharm will retain all subsequent royalty payments.

The Company provided Ribapharm with a line of credit of up to $60,000,000. Ribapharm may draw on this line of credit until August 31, 2002. Any borrowings on this line of credit will be repayable on December 31, 2003. As of June 30, 2002, Ribapharm has a payable of $46,757,000 to the Company, of which $34,701,000 is outstanding under the line of credit and the remainder relates to the second quarter royalty payment from Schering-Plough.

For the three months ended June 30, 2002 Ribapharm was allocated costs of $1,601,000 for shared services and $19,073,000 under the tax sharing agreement.

9.  Commitments and Contingencies

On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the “SEC Complaint”). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns public disclosures made by the Company with respect to the status and disposition of the Company’s 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the “NDA”). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. A pre-trial schedule has been set which requires the end of discovery by August 1, 2002, and the commencement of trial on May 6, 2003. The Company and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. Pending completion of these negotiations, the court has stayed discovery through September 16, 2002. There can be no assurance that the SEC litigation will be settled by mutual agreement or what the amount of any settlement may ultimately be.

On December 17, 2001, the Company pleaded guilty in the United States District Court for the Central District of California to a single felony count for securities fraud for omitting to disclose until February 17, 1995,

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

the existence and content of a letter received from the FDA in late 1994 regarding the not approvable status of the Company’s 1994 NDA for ribavirin as a monotherapy treatment for chronic hepatitis C. This guilty plea was entered pursuant to a plea agreement with the office of the United States Attorney for the Central District of California (the “Office”) to settle a six-year investigation. The Company paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute the Company and will not bring any further criminal charges against the Company or any individuals relating to any matters that have been the subject of the investigation and will close its investigation of these matters, except that the plea agreement provides that the Office has not closed its investigation with respect to one non-officer employee of the Company.

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

On June 21, 2002, the Company executed a plea agreement with the Office of the U.S. Attorney for the Southern District of Florida. Pursuant to that agreement, the Company plead guilty to a single count of its Biomedical unit failing to certify a shipment of hazardous material and to agreed implement a corporate program to enhance the Company’s continued compliance with laws and regulations governing shipments from its facilities, and, in particular, the transportation of hazardous materials. The Company paid a fine of approximately $40,000. The 1998 shipment giving rise to the plea arrived safely at its destination and did not result in harm to any persons or property, and, furthermore, did not result in any environmental release. Currently pending before the US Departments of Commerce and State are civil investigations relating to the same facts, the outcomes of which cannot be determined at this time.

The Company is a party to a legal matter at one of its distribution companies in Russia. The matter involves a claim relating to non-payment under a contract entered into in January 1995, prior to the Company’s acquisition of the Russian distribution company. The claimant, Minnex Trading Corporation (“Minnex”) in July 2001 initiated bankruptcy proceedings against OAO Pharmsnabsbyt (“PSS”) in the Arbitration Court of Moscow Region (the “Court”), and seeks to recover $6,200,000 in damages, plus expenses. Certain other ICN affiliates are also creditors of PSS, and have asserted claims in bankruptcy in excess of $12,000,000. Due to the complex and changing legal environment in Russia, the Company cannot estimate the range or amount of possible loss, if any, that may be incurred. The Company intends to vigorously assert its interests in this matter; however, an adverse decision could have a material effect on the operations of the Company.

The Company also is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the defendants in connection with the Ribapharm offering. Because it is a derivative lawsuit, the plaintiff does not seek recovery from the Company but rather on behalf of the Company. The defendants have until September 2002 to respond to the complaint and the Board of Directors of the Company is evaluating the allegations in the Complaint.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

Since July 25, 2002, multiple class actions have been filed in the United States District Courts for the Eastern District of New York, the District of New Jersey and the Central District of California against the Company and some of our current and former executive officers. The lawsuits allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of ICN’s stock. The lawsuits generally claim that the defendants improperly inflated the Company’s sales volume and revenues through excess shipment of products to the Company’s distributors and improper recognition of revenue from certain royalty payments. The plaintiffs generally seek to recover compensatory damages, including interest. The Company expects that these lawsuits will be consolidated into a single action and the Company intends to vigorously defend itself.

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

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

10.  Business Segments

The Company’s five reportable pharmaceutical segments have been combined into two geographical groups: ICN Americas (comprised of the Company’s pharmaceutical operations in North America and Latin America) and ICN International (comprised of the Company’s pharmaceutical operations in Western Europe, Eastern Europe and Asia, Africa and Australia).

The following table sets forth the amounts of segment revenues and operating income of the Company for each of the three months and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Product Sales
Pharmaceuticals
ICN Americas
North America	$26,675	$42,723	$73,614	$83,636
Latin America	32,547	29,638	62,034	55,730

Total ICN Americas	59,222	72,361	135,648	139,366

ICN International
Western Europe	61,122	49,844	115,976	102,377
Russia	20,751	22,957	50,527	47,356
Asia, Africa, Australia	13,270	13,003	25,090	23,641

Total ICN International	95,143	85,804	191,593	173,374

Total Pharmaceuticals	154,365	158,165	327,241	312,740
Biomedicals	16,662	14,761	32,447	30,235

Total product sales	171,027	172,926	359,688	342,975
Ribapharm Royalty Revenues	66,000	31,431	123,001	58,981

Consolidated revenues	$237,027	$204,357	$482,689	$401,956

Operating Income (Loss)
Pharmaceuticals
ICN Americas
North America	$3	$18,967	$16,595	$37,277
Latin America	12,204	9,501	21,251	17,656

Total ICN Americas	12,207	28,468	37,846	54,933

ICN International
Western Europe	6,445	6,525	12,196	10,847
Russia	(7,343)	(4,328)	(5,457)	(6,503)
Asia, Africa, Australia	967	1,606	2,383	2,867

Total ICN International	69	3,803	9,122	7,211
Biomedicals	2,305	1,544	4,255	3,743
Ribapharm	50,354	24,359	98,701	45,812

Consolidated segment operating income	64,935	58,174	149,924	111,699

Corporate expenses	213,426	15,153	232,585	27,480
Interest income	(1,682)	(1,894)	(3,017)	(4,134)
Interest expense	10,717	12,803	25,210	25,820
Other income, net including translation and exchange	(267,608)	(4,740)	(265,488)	(4,340)

Income before provision for income taxes, minority interest, extraordinary loss, and cumulative effect of change in accounting principle	$110,082	$36,852	$160,634	$66,873

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2002
(unaudited)

The following table sets forth the segment total assets of the Company as of June 30, 2002 and December 31, 2001 (in thousands):

	Assets
	June 30, 2002	December 31, 2001
Pharmaceuticals
ICN Americas
North America	$507,404	$553,166
Latin America	146,566	150,903

Total ICN Americas	653,970	704,069

ICN International
Western Europe	350,645	296,353
Russia	145,752	162,387
Asia, Africa, Australia	57,436	69,584

Total ICN International	553,833	528,324

Total Pharmacueticals	1,207,803	1,232,393
Biomedicals	74,245	65,313
Corporate	294,820	430,025
Ribapharm	103,666	26,634

Total	$1,680,534	$1,754,365

11.  Supplemental Cash Flow Information

Cash paid for income taxes for the six months ended June 30, 2002 and 2001 was $32,568,000 and $10,688,000, respectively. Cash paid for interest for the six months ended June 30, 2002 and 2001 was $24,769,000 and $24,196,000, respectively.

Other non-cash losses for the six months ended June 30, 2002 and 2001 included $2,968,000 and $-0-, respectively, for compensation expense related to an exchange of outstanding stock options for common stock. Obligations incurred in connection with product acquisitions for the six months ended June 30, 2002 totaled $6,764,000.

During the second quarter of 2002, the Company repurchased an aggregate 1,146,000 shares of its common stock for $31,955,000 in open market transactions with approval from the Board of Directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Developments

ICN Pharmaceuticals, Inc. is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products. The Company has five reportable pharmaceutical segments that it combines into two geographical groups: ICN Americas comprising the pharmaceutical operations in North America and Latin America and ICN International comprising the pharmaceutical operations in Western Europe, Eastern Europe and Asia, Africa and Australia. In addition, the Company has a biomedical segment and its majority-owned subsidiary, Ribapharm Inc. In April 2002, the Company sold, through an initial public offering, 29,900,000 shares of common stock of Ribapharm, representing 19.93% of the total outstanding common stock of 150,000,000 shares. The Company continues to own 120,100,000 shares of common stock of Ribapharm, representing 80.07% of the total outstanding common stock as of June 30, 2002.

As a result of the May 29, 2002 Annual Meeting of Stockholders, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to the Board of Directors. Under the terms of employment agreements with some key executives, a long-term stock incentive plan and the Company’s Amended and Restated 1998 Stock Option Plan, the results of the 2002 election, together with the results of the 2001 election, constitute a change of control.

On June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002. Mr. Panic remains as one of the Company’s directors. On June 19, 2002, the Company’s Board of Directors appointed Mr. Robert W. O’Leary as interim Chief Executive Officer and as Chairman of the Board.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Certain financial information for the Company’s business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 10 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report.

Revenues (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Product sales
Pharmaceuticals
ICN Americas
North America	$26,675	$42,723	$73,614	$83,636
Latin America	32,547	29,638	62,034	55,730

Total ICN Americas	59,222	72,361	135,648	139,366

ICN International
Western Europe	61,122	49,844	115,976	102,377
Russia	20,751	22,957	50,527	47,356
Asia, Africa, Australia	13,270	13,003	25,090	23,641

Total ICN International	95,143	85,804	191,593	173,374

Total pharmaceuticals	154,365	158,165	327,241	312,740
Biomedicals	16,662	14,761	32,447	30,235

Total product sales	171,027	172,926	359,688	342,975
Ribapharm royalty revenues	66,000	31,431	123,001	58,981

Total revenues	$237,027	$204,357	$482,689	$401,956

Cost of product sales	$74,392	$69,176	$145,524	$138,950
Gross profit margin on product sales	57%	60%	60%	59%

Quarter ended June 30, 2002 compared to 2001

Ribapharm Royalty Revenues: Royalty revenues represent amounts earned by the Company’s Ribapharm subsidiary under an Exclusive License and Supply Agreement (the “License Agreement”) with Schering-Plough Corporation (“Schering-Plough”). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s alpha interferon (the “Combination Therapy”). In 1998, Schering-Plough received approval from the United States Food and Drug Administration (“FDA”) to market Rebetron™ Combination Therapy. Rebetron™ combines Rebetol® (ribavirin) capsules and Intron® A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in patients with compensated liver disease. On July 26, 2001, Schering-Plough announced that the FDA granted Schering-Plough marketing approval for Rebetol® Capsules as a separately marketed product for use only in combination with Intron® A injection for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alpha interferon or who have relapsed following alpha interferon therapy. On August 8, 2001, Schering-Plough announced that the FDA also granted Schering-Plough approval for Peg-Intron™ (peginterferon alfa-2b), a longer lasting form of Intron® A, for use in combination therapy with Rebetol® for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alpha interferon and who are at least 18 years of age.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

On March 28, 2001, Schering-Plough received notice that the European’s Union Commission of the European Communities (the “Commission”) granted centralized marketing authorization to Peg-Intron™ (peginterferon alfa-2b) Injection and Rebetol® (ribavirin) Capsules as combination therapy for the treatment of both relapsed and naïve adult patients with histologically proven chronic hepatitis C. Commission approval of the centralized Type II variations to the Marketing Authorization for Peg-Intron™ and Rebetol® resulted in unified labeling that was immediately valid in all 15 EU-Member States.

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

Schering-Plough has informed the Company and Ribapharm that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. The Company and Ribapharm do not agree with Schering-Plough’s interpretation of the Agreement. However, in August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to the Company and Ribapharm through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company and Ribapharm recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. The Company and Ribapharm have not established a reserve for these amounts, because in the opinion of management, collectibility is reasonably assured. Since the second quarter of 2001, the Company and Ribapharm no longer recognize any of these withheld royalty payments as income as the Company and Ribapharm can no longer determine such amounts due to a lack of information provided by Schering-Plough. The Company and Ribapharm have filed an arbitration claim seeking to prevent Schering-Plough from adjusting its royalty payments to the Company and Ribapharm. However, if Schering-Plough were to successfully continue to exclude the royalties on products given to indigent patients from future royalty payments, royalties earned could be reduced in the same proportion as the historical adjustment.

The Company and Ribapharm have given Schering-Plough written notice of their intention to arbitrate this royalty payment dispute to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties selected an arbitrator, discovery has commenced and arbitration hearings are scheduled to begin in December 2002. If the Company and Ribapharm do not succeed in this alternative dispute resolution process, Ribapharm may have to write off all or a portion of this receivable. If the Company and Ribapharm do succeed, Ribapharm, will be entitled to receive the royalty payments on these indigent sales withheld by Schering-Plough. See-Restructuring.

In April 2002, Schering-Plough asserted a counterclaim against the Company and Ribapharm in this arbitration based on the Company’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. The Company and Ribapharm have objected to Schering-Plough’s counterclaim as procedurally improper and unduly vague. The Company and Ribapharm intend to vigorously contest this counterclaim should the arbitrator permit it to proceed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Royalties for the three months ended June 30, 2002 were $66,000,000 compared to $31,431,000 for the same period of 2001, an increase of $34,569,000 (110%). The increase is due to the launch of pegylated interferon alpha-2b and ribavirin combination therapy by Schering-Plough in October 2001.

ICN Americas

In the North America Pharmaceuticals segment, revenues for the three months ended June 30, 2002 were $26,675,000, compared to $42,723,000 for the same period of 2001, a decrease of $16,048,000 (38%). Sales to wholesalers were reduced in the second quarter of 2002 in order to reduce inventories of the Company’s products at wholesalers, which had accumulated over a period exceeding one year. Additionally, during the second quarter, sales of Mestinon™ were reduced by approximately $6,800,000 compared to the second quarter last year in anticipation of the launch of a generic competitor. Revenues from the Photonics division were also lower by $2,573,000 as compared to the same period in 2001 when the product was launched and benefited from media attention.

Assuming that customer demand for its products remains stable, management expects product sales to decline by approximately $10,000,000 per quarter in the second half of 2002 as the Company implements its plans. Further, management expects sales to decline by a smaller amount during 2003 until inventories stabilize.

In the Latin America Pharmaceuticals segment, revenues for the three months ended June 30, 2002 were $32,547,000, compared to $29,638,000 for the same period of 2001, an increase of $2,909,000 (10%). The increase is primarily due to an increase in sales in Mexico of $3,538,000 partially offset by an 11% decline in the value of the currencies in the region.

ICN International

In the Western Europe Pharmaceuticals segment, revenues for the three months ended June 30, 2002 were $61,122,000 compared to $49,844,000 for the same period of 2001, an increase of $11,278,000 (23%). The increase is due to sales related to product acquisitions in the last quarter of 2001 and the first quarter of 2002 of $3,497,000 and an increase in sales in Hungary of $3,512,000 and Poland of $2,018,000. Additionally, revenues increased as a result of a 6% increase in the value of the Euro.

In the Russia Pharmaceuticals segment, revenues for the three months ended June 30, 2002 were $20,751,000 compared to $22,957,000 for the same period of 2001, a decrease of $2,206,000 (10%). The decrease is primarily attributable to a 4% decline in the value of the ruble and the decision to eliminate production of certain lower margin products, which may affect revenues in subsequent quarters.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended June 30, 2002 were $13,270,000 compared to $13,003,000 for the same period of 2001, an increase of $267,000 (2%). The increase is primarily due to an increase in the value of the Euro and the Australian dollar.

Gross Profit: Gross profit margin on product sales decreased to 57% for the three months ended June 30, 2002 compared to 60% for 2001. The decrease in gross profit is primarily due to lower sales of higher margin products in the North America Pharmaceuticals segment, which lowered the Company’s overall margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $280,386,000 for the three months ended June 30, 2002, compared to $77,807,000 for the same period in 2001, an increase of $202,579,000. Included in selling, general and administrative expenses for the quarter ended June 30, 2002 are reported non-recurring and other unusual charges of $182,903,000, which primarily include stock compensation costs related to the change of control of the Company under the Company’s 1998 Stock Option Plan ($61,400,000); executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); incentive compensation costs related to the acceleration of vesting of restricted stock upon the change of control ($12,022,000); costs incurred in the Company’s recent proxy contest ($6,261,000); the write-down of certain assets ($12,086,000); the write-off of ICN International AG capitalized offering costs ($18,295,000) and severance costs related to the termination of Mr. Panic ($12,000,000). During the three months ended June 30, 2001, the Company recorded non-recurring and other unusual charges of $2,976,000, related to the Company’s 2001 proxy contest.

The remaining increase of $22,652,000 reflects increased selling and advertising expenses of $8,091,000 incurred throughout most of the regions to promote the Company’s products and general and administrative expenses of $14,561,000. The latter consisted primarily of increased legal and professional fees of approximately $3,773,000, severance costs of $3,793,000, the write-off of deferred acquisition costs of $1,902,000 and expenses of $2,394,000 related to the new ICN International headquarters in Basel, Switzerland. The Company expects to continue to incur high levels of legal and professional fees during the second half of 2002 as it conducts a strategic review of its operations and business plan and defends recently filed litigation.

Research and Development: Research and development expenses for the 2002 second quarter were $15,906,000 compared to $6,451,000 for the same period in 2001. The increase resulted from Ribapharm’s continued expansion of research and development activities. Ribapharm incurred spending on the antiviral drug Viramidine™, which is in Phase I clinical trials, and on the antiviral drug Hepvair B™, which is in the pre-clinical phase of development, during the quarter. Additionally, research and development expenses increased on other initiatives including work on anti-hepatitis C, anti-hepatitis B and anti-cancer compounds. The Company and Ribapharm collectively expect to spend at least $30,000,000 on research and development during the second half of the year.

Gain on sale of subsidiary stock:  In April 2002, the Company sold, through an underwritten public offering, 29,900,000 shares of common stock representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $262,949,000, net of offering costs.

Other income, net, including translation and exchange: Other income, net, including translation and exchange was $4,659,000 for the three months ended June 30, 2002 compared to $4,740,000 for the same period in 2001. In the second quarter of 2002, the Company recorded transaction and exchange gains related to the Company’s dollar denominated net assets in Latin America of $3,963,000, in Western Europe of $1,300,000 and in the Company’s Asia, Africa and Australia Pharmaceuticals segment of $735,000. These gains were partially offset by losses of $1,374,000 related to the Company’s dollar denominated net assets in Canada. In the second quarter of 2001, the Company recorded other income of $5,000,000 in connection with the Levovirin™ license agreement offset by translation and exchange losses of $261,000.

Interest Income and Expense: Interest expense during the three months ended June 30, 2002 decreased $2,086,000 compared to the same period in 2001. The decrease was the result of the repurchase of $194,611,000 of 8 ¾% Senior Notes in April 2002 and repurchases and redemption of the Company’s 9½% Senior Notes and 8¾% Senior Notes which occurred throughout 2001, partially offset by the interest expense incurred on the 6½%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Convertible Subordinated Notes issued in July 2001. Interest income decreased from $1,894,000 in 2001 to $1,682,000 in 2002 due to lower yields on investments partially offset by an increase in interest-bearing cash.

Income Taxes:  The Company’s effective income tax rate for the three months ended June 30, 2002 was 42% compared to 39% for the same period of 2001. The increase in the effective tax rate results from certain non-deductible expenses the Company incurred and a shift in the mix of earnings to higher tax rate jurisdictions.

Six months ended June 30, 2002 compared to 2001

Ribapharm Royalty Revenues: Royalty revenues for the six months ended June 30, 2002 were $123,001,000 compared to $58,981,000 for the same period of 2001, an increase of $64,020,000 (109%). The increase is due to the launch of pegylated interferon alpha-2b and ribavirin combination therapy by Schering Plough in October 2001.

ICN Americas

In the North America Pharmaceuticals segment, revenues for the six months ended June 30, 2002 were $73,614,000 compared to $83,636,000 for the same period of 2001, a decrease of $10,022,000 (12%). The decrease in 2002 sales is primarily due to reduced sales to wholesalers in the second quarter of 2002 in order to reduce inventories of the Company’s products at wholesalers, which had accumulated over a period exceeding one year.

In the Latin America Pharmaceuticals segment, revenues for the six months ended June 30, 2002 were $62,034,000 compared to $55,730,000 for the same period of 2001, an increase of $6,304,000 (11%). The increase is primarily due to an increase in sales in Mexico of $9,052,000, partially offset by a decrease in revenues in Argentina of $3,109,000 due to the devaluation of the Argentine peso.

ICN International

In the Western Europe Pharmaceuticals segment, revenues for the six months ended June 30, 2002 were $115,976,000 compared to $102,377,000 for the same period of 2001, an increase of $13,599,000 (13%). The increase includes an increase in sales in Hungary of $6,768,000 and Poland of $2,457,000 and acquisition of products, which contributed sales of $8,384,000. The increase is partially offset by a decrease in sales in Germany of $5,765,000, excluding product acquisitions, and a decrease in sales in Spain of $1,305,000.

In the Russia Pharmaceuticals segment, revenues for the six months ended June 30, 2002 were $50,527,000, compared to $47,356,000 for the same period of 2001, an increase of $3,171,000 (7%). The increase is attributable to an increase in sales of major products of $7,211,000, partially offset by a 9% decline in the value of the ruble. Additionally, management eliminated production of certain lower margin products, which may affect revenue in subsequent quarters.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended June 30, 2002 were $25,090,000 compared to $23,641,000 for the same period of 2001, an increase of $1,449,000 (6%). The increase reflects an increase in sales of various products.

Gross Profit: Gross profit margin on product sales increased to 60% for the six months ended June 30, 2002 compared to 59% in 2001. The improvement in gross profit margin reflects a higher gross profit margin in the Western Europe pharmaceuticals segment, which increased from 47% in 2001 to 50% in 2002 primarily due

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

to the transition of manufacturing products in-house from third parties partially offset by a decrease in the gross profit margin in the North America Pharmaceuticals segment, which decreased from 85% in 2001 to 82% in 2002 primarily due to lower sales of higher margin products.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $372,018,000 for the six months ended June 30, 2002, compared to $149,856,000 for the same period in 2001, an increase of $222,162,000. Included in selling, general and administrative expenses for the six months ended June 30, 2002, are non-recurring and other unusual charges of $184,024,000, which primarily include stock compensation costs related to the Company’s change of control of the Company under the Company’s 1998 Stock Option Plan ($61,400,000); executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); incentive compensation costs related to the acceleration of vesting of restricted stock upon the change of control ($12,022,000); costs incurred in the Company’s recent proxy contest ($7,382,000); the write-down of certain assets ($12,086,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); and severance costs related to the termination of Mr. Panic ($12,000,000). During the six months ended June 30, 2001, the Company recorded non-recurring and other unusual charges of $4,034,000, related to the Company’s 2001 proxy contest.

The remaining increase of $42,172,000 reflects increased selling and advertising expenses of $18,020,000 incurred throughout all regions to promote the Company’s products. General and administrative expenses increased by $24,152,000 primarily due to increased legal and professional fees of $5,889,000, a compensation charge of $2,968,000 for the exercise of stock options, severance costs of $4,232,000, the write-off of deferred acquisition costs of $2,468,000 and expenses of $3,309,000 related to the newly formed ICN International headquarters in Basel, Switzerland.

Research and Development: Research and development expenses for the six months ended June 30, 2002 were $25,763,000, compared to $12,823,000 for the same period in 2001. The $12,940,000 increase resulted from the expansion of Ribapharm’s research and development.

Other income, net, including translation and exchange: Other income, net, including translation and exchange was $2,539,000 for the six months ended June 30, 2002, compared to $4,340,000 for the same period in 2001. In 2002, translation gains principally consisted of transaction and exchange gains related to the Company’s dollar denominated net assets in Mexico of $4,679,000, in Western Europe of $1,655,000 and in the Company’s Asia, Africa and Australia Pharmaceutical segment of $571,000. The translation and exchange gains were partially offset by translation losses of $645,000 related to the net monetary assets position of the Company’s Russian subsidiaries and transaction losses of $2,325,000 related to the Company’s operations in Argentina and $1,313,000 related to the Company’s dollar denominated net assets in Canada. In 2001, the Company recorded other income of $5,000,000 in connection with the Levovirin™ license agreement offset by translation and exchange losses of $660,000.

Interest Income and Expense: Interest expense during the six months ended June 30, 2002 decreased $610,000 compared to the same period in 2001. Interest income decreased from $4,134,000 in 2001 to $3,017,000 in 2002 due to lower yields on investments partially offset by an increase in interest-bearing cash.

Income Taxes:  The Company’s effective income tax rate for the six months ended June 30, 2002 was 41% compared to 36% for 2001. The increase in the effective tax rate is primarily the results from certain non-deductible expenses the Company incurred and a shift in the mix of earnings to higher tax rate jurisdictions.

Liquidity and Capital Resources

During the six months ended June 30, 2002, cash used in operating activities totaled $22,921,000, compared to cash provided by operating activities of $77,208,000 in 2001. Operating cash flows reflect the Company’s net

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

income of $40,763,000, net non-cash charges of $147,974,000, the gain on sale of subsidiary stock of $262,949,000 and working capital increases totaling approximately $51,291,000. The net non-cash charges principally consist of depreciation and amortization of $39,013,000, extraordinary loss of $26,826,000, cumulative effect of change in accounting principle of $21,791,000, write-off of capitalized offering costs of $18,295,000, write-down of certain assets of $12,086,000, incentive compensation costs for the acceleration of vesting stock of $14,295,000 and write-off of in-process research and development expenses of $6,238,000. The working capital increase consists of an increase of $34,534,000 in income taxes payable, an increase of $18,944,000 in trade payables and accrued liabilities, a decrease of $12,430,000 in accounts receivable, a decrease of $4,347,000 in inventories and an increase of $3,714,000 in other liabilities offset by an increase of $22,678,000 in prepaid expenses and other assets.

During the second quarter of 2002, cash flow from operating activities was negatively impacted by certain non-recurring and other unusual cash payments. Those cash payments included cash paid for the compensation costs related to the change of control of the Company under the Company’s Option Plan ($37,416,000),costs incurred in the Company’s recent proxy contest ($6,261,000), professional fees related to Ribapharm ($13,000,000) and executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000).

Cash provided by investing activities was $250,270,000 for the six months ended June 30, 2002 compared to cash used in investing activities in the amount of $57,724,000 for the same period of 2001. In 2002, net cash provided by investing activities principally consisted of proceeds from the sale of subsidiary stock of $276,611,000 offset by payments for capital expenditures of $14,413,000 and acquisitions of license rights, product lines and businesses of $13,358,000. In 2001, net cash used in investing activities principally consisted of acquisitions of license rights, product lines and businesses totaling $19,897,000 and payments for capital expenditures of $36,974,000, principally representing an increase in the investment in research and development in North America and distribution facilities in Western Europe.

Cash used in financing activities totaled $264,329,000 for the six months ended June 30, 2002, including payments on long-term debt of $230,717,000 principally consisting of the repurchase of $194,611,000 principal of the Company’s outstanding 8¾% Senior Notes, the repurchase of an aggregate 1,146,000 shares of the Company’s common stock for $31,955,000 and cash dividends paid on common stock of $12,631,000 offset by proceeds from the exercise of employee stock options of $12,753,000. During the first six months of 2001, cash used in financing activities totaled $8,918,000, including payments on long-term debt of $5,738,000 and cash dividends paid on common stock of $11,818,000, offset by proceeds from the exercise of employee stock options of $8,301,000.

As of June 30, 2002, the Company loaned cash of $34,701,000 to Ribapharm under a line of credit. Ribapharm may draw up to $60,000,000 on this line of credit until August 31, 2002. Borrowings on this line of credit are payable on December 31, 2003.

During the second quarter of 2002, the Company also used cash as a result of the outcome of the election of directors at the 2002 annual meeting of stockholders and the resulting change of control of the Company under its option plan and agreements with some key executives. These events resulted in cash payments of approximately $37,400,000 for the repurchase of option shares surrendered by option holders and are expected to result in the use of cash of approximately $24,000,000 in the third quarter for the repurchase of option shares surrendered after June 30, 2002 or expected to be surrendered by the August 10, 2002 deadline (which is included in the $61,400,000 charge during the second quarter.) Also, the Company has accrued $12,000,000 for potential severance costs, under agreements with Mr. Panic and included in the charges taken during the second quarter.

Exclusive of the debt repurchase above, the Company funds its cash requirements primarily from cash provided by its operating activities. Its sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Under employment agreements the Company has with some of its key executives, the Company may become obligated to make cash severance payments to the executives totaling approximately $15,300,000 in aggregate and make additional cash payments covering the excise tax under Section 4999 of the Internal Revenue Code, if any, applicable to such payments. These payment obligations will be triggered if the executives terminate employment for enumerated reasons following the Change of Control, or if the executives leave the employ of Company for any reason or without reason during the sixty-day period commencing six months after June 11, 2002.

Management believes that the Company’s existing cash and cash equivalents and funds expected to be generated from operations will be sufficient to meet its operating requirements in the near term and to fund anticipated acquisitions and capital expenditures, including the continued development of its research and development program primarily being funded by Ribapharm from its royalty revenues. The Company also has several preliminary acquisition prospects that may require funds through the year 2002. However, there is no assurance that any such acquisitions will be consummated. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions or other purposes. There is no assurance that additional debt or equity financing will be available or will be available on favorable terms.

In view of the completion of the Ribapharm public offering, the Company’s consideration of its structural and strategic initiatives and other factors, the Company, together with its financial advisors, is reconsidering its dividend policy and may determine to reduce or eliminate its dividend.

The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company’s methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of June 30, 2002, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company’s liquidity and financial performance.

Restructuring

In 2000, the Company publicly announced a restructuring plan to split its business into three separate publicly traded companies: Ribapharm Inc. (comprised of the Company’s royalty stream from ribavirin and the Company’s U.S. research & development operations), ICN International AG (comprised of the Company’s operations in Western Europe, Eastern Europe and Asia, Africa and Australia) and ICN Americas (comprised of the Company’s operations in North America, Latin America and Biomedicals).

The Company contributed to Ribapharm the license agreement with Schering-Plough. The Company retained the royalty payment for sales of ribavirin in the first quarter of 2002 paid in May 2002. The royalty payment for sales of ribavirin in the second quarter of 2002 is payable in August 2002. This royalty payment will

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

be divided between the Company and Ribaparm on a pro rata basis based on the Ribapharm Offering effective date of April 17, 2002. Thereafter, Ribapharm will receive all royalty payments which will reduce cash available to the Company and its other operations. The Company and Ribapharm are jointly and severally liable for the principal and interest obligations under the $525,000,000 Subordinated Convertible Notes due 2008 issued in July 2001. Under terms contained in an inter-debtor agreement between the Company and Ribapharm, the Company has agreed to make all interest and principal payments on the convertible notes.

On July 24, 2002, the Company received a ruling from the U.S. Internal Revenue Service that the proposed distribution of the Company’s remaining interest in Ribapharm to the Company’s stockholders (“the Spin-Off”) will qualify as a tax free spin-off under U.S. income tax laws. Completion of the Spin-Off is subject to compliance with other legal and regulatory provisions and is subject to the Company’s announced strategic review of its business operations and business plan. The Company has no legal commitment to complete the Spin-Off and there can be no assurance that the Spin-Off will be completed.

The Company previously disclosed its intent to sell up to a 40% interest in ICN International in an offering. The Company is reviewing and reconsidering this proposal as part of the strategic review. There can be no assurance that an offering of ICN International will be completed.

The Company initiated its strategic review by retaining investment bankers and a consulting firm. The first phase of this process focuses on assessing potential profitability and value creation across all regions. It also concentrates on product assets and conducting competitive scans in key geographic regions to assess the future value of assets. The Company is also conducting internal benchmarking to determine improvement opportunities in its operations. In the second phase, the Company expects to develop a set of strategic possibilities for managing its assets that are balanced against risks and feasibility analyses, along with specific strategies and operating models for key assets and business units. As the Company approaches the final phase, it will make determinations on the key action steps needed and develop recommendations to the Board for an optimal structure for the Company in the future. This review includes the Company’s strategy with respect to the Spin-Off of Ribapharm and an offering of ICN International. The Company expects the review to be completed by the end of the year. The strategic review may result in Company decisions that could require it to take significant write-downs of assets, the amount of which cannot be determined at this time.

Foreign Operations

Approximately 58% and 63% of the Company’s revenues for the six months ended June 30, 2002 and 2001, respectively, were generated from operations outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

Russia

While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 to $1 to a rate of 27.5 rubles to $1 by the end of 1999. To date, while the ruble has continued to devalue, it has devalued at a steady, and recently slowing rate. There is continued volatility in the debt and equity markets, high inflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

evolve. Russia’s return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company’s control.

At June 30, 2002, the ruble exchange rate was 31.4 rubles to $1 as compared with a rate of 30.1 rubles to $1 at December 31, 2001. As a result of the change in the ruble exchange rate, the Company recorded translation gains of $70,000 and translation losses of $645,000, included in other income related to its Russian operations during the three and six month periods ended June 30, 2002, respectively. As of June 30, 2002, ICN Russia had a net monetary asset position of approximately $17,404,000, which is subject to foreign exchange loss if further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company’s results of operations. The Company’s management continues to work to reduce its net monetary exposure. However, there can be no assurance that such efforts will be successful.

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

See Note 9 of Notes to the Consolidated Condensed Financial Statements for legal proceedings that effect the Company’s Russian subsidiaries.

Argentina

At June 30, 2002, the Company’s Argentine subsidiary recorded a foreign currency translation adjustment of $4,511,000 on its net assets reflecting a 61% devaluation of the Argentine peso. This non-cash adjustment reduced stockholder’s equity. In addition, the Company’s Argentine subsidiary recognized a translation loss of $707,000 and $2,325,000 for the three and six months ended June 30, 2002, respectively, included in other income, on net assets denominated in non-peso currencies.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk:  The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At June 30, 2002, the Company had $11,658,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 6 1/2% Subordinated Convertible Notes due 2008) totaling approximately $528,000,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 14% of the Company’s weighted average interest rate on fixed-rate debt) affecting the Company’s financial instruments would have an immaterial effect on the Company’s six month and second quarter 2002 pretax earnings. However, such a change would reduce the fair value of the Company’s fixed-rate debt instruments by approximately $14,200,000 as of June 30, 2002.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q. Examples of forward-looking statements include statements regarding, among other matters, the Company’s strategic review, the Company’s acquisition strategy, the Company’s reorganization plans, the Company’s expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs during the remainder of 2002, severance and other costs expected as a result of the change of control and the potential for departure of additional executives and other factors affecting the Company’s financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as “may,” “will,” “intends,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or comparable terminology. Similarly, statements that describe the Company's plans, strategies, intentions, expectations, objectives, goals or prospects are forward looking.

The forward looking statements in this and other reports generally assume a stable economic climate in the United States and other countries in which the Company operates and assumes that losses will not result from any of the risks to which the Company is subject, including the following.

•
the Company’s dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, restrictions on the exchange of currencies, limitations on foreign participation in local enterprises, health-care regulations, price controls, and other restrictive governmental conditions);

•	the risk of operations in Eastern Europe, Latin America, as well as Russia and China in light of the unstable economic, political and regulatory conditions in such regions;

•	the risk of potential claims against certain of the Company’s research compounds;

•	the Company’s ability to successfully develop and commercialize future products;

•
the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the potential impact of the Euro currency;

•	the Company’s ability to continue its expansion plan and to integrate successfully any acquired companies;

•	costs of defending and the results of lawsuits or the outcome of investigations pending against the Company;

•	the Company’s potential product liability exposure and lack of any insurance coverage thereof;

•
government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); business trends within the pharmaceutical industry and in other segments of the healthcare industry, including consolidations and mergers; and competition generally.

•	the risk that the Company will modify or abandon its restructuring plan in light of its on-going strategic review;

•
the fact that, beginning with the third quarter of 2002, Ribapharm will be entitled to receive the payments by Schering-Plough and Ribapharm does not expect to pay any dividends in the foreseeable future.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 9 of Notes to Consolidated Condensed Financial Statements

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 29, 2002 in Costa Mesa, California. At the Meeting, the vote on the election of three (3) directors to hold office until the 2005 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified, was as follows:

	In Favor	Withheld
Birch E. Bayh, Jr.	14,000,675	1,576,029
Abraham E. Cohen	14,005,885	1,570,819
Rosemary Tomich	14,008,301	1,568,403
Richard H. Koppes	47,826,098	123,649
Robert W. O’Leary	47,827,301	122,446
Randy H. Thurman	47,826,274	123,473

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits.

15.1	Review Report of Independent Accountants

15.2	Awareness Letter of Independent Accountants

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

1.
Current report on Form 8-K dated May 2, 2002 (the date of the earliest event reported), filed on May 2, 2002, for the purpose of reporting, under Item 5, the Registrant’s announcement of results of operations for the first quarter of 2002.

2.
Current report on Form 8-K dated May 24, 2002 (the date of the earliest event reported), filed on May 28, 2002, for the purpose of reporting, under Item 5, the resignation of Jean-Francois Kurz from the Board of Directors.

3.
Current report on Form 8-K dated June 1, 2002 (the date of the earliest event reported), filed on June 13, 2002, for the purpose of reporting, under Item 5, the election of Directors and the retirement of Mr. Milan Panic as Chief Executive Officer and Chairman of the Board.

4.
Current report on Form 8-K dated June 21, 2002 (the date of the earliest event reported), filed on June 25, 2002, for the purpose of reporting, under Item 5, the execution of a plea agreement with the U.S. Attorney for the Southern District of Florida.

5.
Current report on Form 8-K dated June 20, 2002 (the date of the earliest event reported), filed on June 20, 2002, for the purpose of reporting, under Item 5, the appointment of Mr. Robert W. O’Leary as and Chief Executive Officer and Chairman of the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICN PHARMACEUTICALS, INC. Registrant

Date: August 14, 2002	/s/ Robert W. O’Leary
Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: August 14, 2002	/s/ John E. Giordani
John E. Giordani
Executive Vice President and Chief Financial Officer

Sarbanes-Oxley Certificate

Pursuant to the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer (or equivalent thereof) have executed a Certificate under Section 906 of that Act, which accompanied this filing on Form 10-Q. Mr. Robert O’Leary was appointed interim Chief Executive Officer, on June 19, 2002. Consequently, for the quarter ended June 30, Mr. Adam Jerney, President, was deemed the equivalent of the Chief Executive Officer and executed the Certificate in that capacity.

EXHIBIT INDEX

Exhibit

15.1	Review Report of Independent Accountants

15.2	Awareness Letter of Independent Accountants