Form 10-Q
period 2002-09-30
ICN PHARMACEUTICALS INC
filed 2002-11-14
CIK 930184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   1-11397

ICN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☒     No  ☐

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of November 8, 2002 was 83,742,204.

ICN PHARMACEUTICALS, INC.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(unaudited, in thousands, except per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$242,142	$324,783
Restricted cash	1,906	2,342
Accounts receivable, net	234,604	262,804
Inventories, net	156,978	159,269
Prepaid expenses and other current assets	22,957	14,422

Total current assets	658,587	763,620

Property, plant and equipment, net	299,544	398,240
Deferred income taxes, net	111,840	65,175
Goodwill	23,143	37,556
Intangible assets, net	388,520	400,550
Other assets	38,433	63,279

Total non-current assets	861,480	964,800
Assets of Discontinued Operations	19,582	25,945

	$1,539,649	$1,754,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$42,655	$53,446
Accrued liabilities	130,313	95,771
Notes payable and current portion of long-term debt	11,282	5,327
Income taxes payable	20,239	3,292

Total current liabilities	204,489	157,836

Long-term debt, less current portion	481,007	734,172
Deferred income taxes and other liabilities	41,776	39,161
Minority interest	21,087	7,017

Total non-current liabilities	543,870	780,350
Liabilities of Discontinued Operations	12,453	5,462

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.01 par value; 200,000 shares authorized; 83,914 (September 30, 2002) and 81,689 (December 31, 2001) shares outstanding (after deducting shares in treasury of 814 and 814, respectively)	840	817
Additional capital	1,018,039	995,243
Accumulated deficit	(143,162)	(96,055)
Accumulated other comprehensive loss	(96,880)	(89,288)

Total stockholders’ equity	778,837	810,717

	$1,539,649	$1,754,365

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2002 and 2001
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$152,575	$158,407	$500,043	$482,446
Royalties	63,367	24,007	186,368	82,988

Total revenues	215,942	182,414	686,411	565,434

Costs and expenses:
Cost of product sales	70,568	64,552	213,250	200,445
Selling, general and administrative expenses	191,905	74,898	549,532	213,822
Research and development costs	13,804	6,651	36,633	18,944
Amortization expense	8,365	7,773	23,172	23,276

Total expenses	284,642	153,874	822,587	456,487

Income (loss) from operations	(68,700)	28,540	(136,176)	108,947

Other (income) loss, net including translation and exchange	(3,482)	1,128	(5,973)	(3,090)
(Gain) expenses on sale of subsidiary stock	1,012	—	(261,985)	—
Interest income	(1,446)	(3,406)	(4,443)	(7,540)
Interest expense	9,194	15,516	34,389	41,299

Income (loss) from continuing operations before income taxes and minority interest	(73,978)	15,302	101,836	78,278
Provision (benefit) for income taxes	(28,388)	4,963	40,947	27,290
Minority interest	5,690	9	10,741	(349)

Income (loss) from continuing operations	(51,280)	10,330	50,148	51,337
Income (loss) from discontinued operations, net of taxes	(34,529)	(1,174)	(46,577)	318
Extraordinary income (loss), net of taxes	10,874	(20,852)	(15,952)	(21,066)
Cumulative effect of change in accounting principle	—	—	(21,791)	—

Net income (loss)	$(74,935)	$(11,696)	$(34,172)	$30,589

Basic earnings per share:
Income (loss) from continuing operations	$(0.62)	$0.13	$0.60	$0.64
Discontinued operations	(0.41)	(0.01)	(0.56)	0.00
Extraordinary income (loss)	0.13	(0.26)	(0.19)	(0.26)
Cumulative effect of change in accounting principle	—	—	(0.26)	—

Basic net income (loss) per share	$(0.90)	$(0.14)	$(0.41)	$0.38

Diluted earnings per share:
Income (loss) from continuing operations	$(0.62)	$0.12	$0.60	$0.62
Discontinued operations	(0.41)	(0.01)	(0.56)	0.00
Extraordinary income (loss)	0.13	(0.25)	(0.19)	(0.25)
Cumulative effect of change in accounting principle	—	—	(0.26)	—

Diluted net income (loss) per share	$(0.90)	$(0.14)	$(0.41)	$0.37

Shares used in per share computation:
Basic	83,392	81,534	83,053	80,950

Diluted	83,392	83,604	83,891	83,029

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2002 and 2001
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(74,935)	$(11,696)	$(34,172)	$30,589
Other comprehensive income:
Foreign currency translation adjustments	(4,677)	566	(2,891)	(4,516)
Unrealized loss on marketable equity securities	(3,956)	—	(4,701)	—

Comprehensive income (loss)	$(83,568)	$(11,130)	$(41,764)	$26,073

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Income from continuing operations, after extraordinary loss, net and accounting change, net	$12,405	$30,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,685	50,849
Provision for losses on accounts receivable	2,715	1,823
Provision for inventory obsolescence	5,080	2,406
Translation and exchange (gains) losses, net	(5,973)	1,910
Loss on sale of assets	707	374
Other non-cash losses	2,968	—
Incentive compensation cost	14,295	1,750
Write-off of capitalized offering costs	18,295	—
Write-down of certain assets	86,681	—
Deferred income taxes	(32,725)	233
Minority interest	10,741	(349)
Gain on sale of subsidiary stock	(261,985)	—
Extraordinary loss	15,952	21,066
Cumulative effect of change in accounting principle	21,791	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	23,618	21,704
Inventories	(2,274)	3,311
Prepaid expenses and other assets	(25,540)	(23,915)
Trade payables and accrued liabilities	24,670	383
Income taxes payable	31,519	8,220
Other liabilities	5,911	(5,106)

	4,536	114,930
Operating cash flow from discontinued operations	(13,356)	(65)

Net cash provided by (used in) operating activities	(8,820)	114,865

Cash flows from investing activities:
Capital expenditures	(19,007)	(51,018)
Proceeds from sale of assets	2,830	1,263
Proceeds from sale of subsidiary stock	276,611	—
(Increase) decrease in restricted cash	436	(3,619)
Acquisition of license rights, product lines and businesses	(26,648)	(38,857)

	234,222	(92,231)
Investing cash flow from discontinued operations	8,444	(1,941)

Net cash provided by (used in) investing activities	242,666	(94,172)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	686	508,557
Proceeds from issuance of notes payable	—	22
Payments on long-term debt	(271,030)	(344,987)
Payments on notes payable	(2,600)	—
Proceeds from exercise of stock options	12,892	11,130
Repurchase of common stock	(31,955)	—
Dividends paid	(19,035)	(17,902)
Funds provided to discontinued operations	(10,196)	(2,441)

	(321,238)	154,379
Financing cash flow from discontinued operations	10,389	2,397

Net cash provided by (used in) financing activities	(310,849)	156,776

Effect of exchange rate changes on cash and cash equivalents	(161)	67

Net increase (decrease) in cash and cash equivalents	(77,164)	177,536
Cash and cash equivalents at beginning of period	325,253	155,205

Cash and cash equivalents at end of period	$248,089	$332,741
Cash and cash equivalents classified as part of discontinued operations	(5,947)	(726)

Cash and cash equivalents of continuing operations	$242,142	$332,015

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
September 30, 2002
(unaudited)

1.  Summary of Significant Accounting Policies

Principles of Consolidation:  The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and Subsidiaries (the “Company”) and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries, including Ribapharm Inc. (“Ribapharm”), represents the minority shareholders’ share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries and adjusted for any dividends, as appropriate. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies or 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs are recorded at the lower of cost or fair value. All significant intercompany account balances and transactions have been eliminated. The consolidated condensed financial statements have been restated to conform to discontinued operations presentation for all historical periods presented (See Note 3).

Comprehensive Income:  Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments and unrealized losses on marketable equity securities. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

Per Share Information:  The Company’s Board of Directors declared a first and second quarter cash dividend of $0.0775 per share, which was paid on April 24 and July 24, respectively. The Company’s Board of Directors declared the third quarter cash dividend of $0.0775 per share on October 2, 2002.

Marketable Equity and Debt Securities:  The Company classifies its existing marketable equity securities as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. Debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders’ equity.

Goodwill:  In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. On January 1, 2002, the Company adopted SFAS No. 142.

During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS 142. The first step of this test required the Company to compare the carrying amount of the reporting unit to the fair value of the reporting unit. The fair value of the reporting unit was determined using a discounted cash flow analysis, which was reviewed by an independent professional advisor. Where the carrying amount of the reporting unit exceeded the fair value of the reporting unit, the Company was required to perform an analysis to measure the impairment loss. The second step of the transitional impairment test required the Company to

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

ascribe the fair value calculated in step one to the individual assets and liabilities of the reporting unit. To the extent the carrying value of the goodwill exceeded the excess of the fair value over the amounts ascribed to the assets and liabilities, an impairment loss was recognized. As a result of step two, the Company recorded an impairment loss of $25,332,000 which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Pharmaceuticals
	North America	Latin America	Western Europe	Russia	Biomedicals	Total
Balance as of December 31, 2001	$4,817	$3,180	$8,354	$7,968	$13,237	$37,556
Goodwill related to acquisitions	—	—	—	—	10,925	10,925
Impairment of goodwill	(4,600)	(3,180)	(8,307)	(7,968)	(1,277)	(25,332)
Currency translation adjustments	—	—	—	—	(6)	(6)

Balance as of September 30, 2002	$217	$—	$47	$—	$22,879	$23,143

The effect of applying the non-amortization of goodwill provision to the three months and nine months ended September 30, 2001 is not material.

Intangible assets

At September 30, 2002 and December 31, 2001, amortizable intangible assets were as follows (in thousands):

	September 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Product rights	$509,215	$(120,695)	$497,765	$(97,215)

Estimated amortization expense for each of the five years ending December 31, 2006 is $29,000,000.

Recent Accounting Pronouncements:  On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF Issue No. 01-09 requires the costs of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. The Company reclassified $1,604,000 and $4,388,000 of such costs in its statements of income for the three and nine months ended September 30, 2001, respectively, from selling, general and administrative expenses to a reduction in revenues. These reclassifications have no effect on net income.

In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the exception to applying Accounting Principles Board Opinion 30 to all gains and losses related to extinguishments of debt. The Company accounts for its extinguishment of debt as an extraordinary item under SFAS No. 4 Reporting Gains and Losses from Extinguishment of Debt. Adoption of SFAS No. 145 may impact the way the Company historically reported gains and losses on extinguishment of debt. The Company is required to adopt SFAS No. 145 in fiscal year 2003.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Currently, the Company recognizes a liability for an exit cost at the date the Company commits to an exit plan. The Company is required to adopt SFAS No. 146 in fiscal year 2003.

2.  Non-recurring and Other Unusual Charges

The Company recorded $104,577,000 and $288,601,000 of non-recurring and other unusual charges, which are included in selling, general and administrative expenses, for the three months and nine months ended September 30, 2002, respectively, as compared to $0 and $4,034,000 for the same periods in 2001, respectively. The following is a summary of the non-recurring and other unusual charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Asset impairments	$74,595	$—	$86,681	$—
Severance costs	18,708	—	30,708	—
Environmental remediation and related expenses	5,212	—	5,212	—
Czech flood damage	6,062	—	6,062	—
Write-off of capitalized offering costs	—	—	18,295	—
Costs incurred in ICN’s proxy contest	—	—	7,382	4,034
Long-term incentive plan compensation costs	—	—	12,022	—
Compensation costs related to ICN’s employee stock compensation plan	—	—	61,400	—
Professional fees related to Ribapharm	—	—	13,000	—
Executive and director bonuses paid in connection with the Ribapharm IPO	—	—	47,839	—

	$104,577	$—	$288,601	$4,034

During the third quarter of 2002, the Company made a decision to divest its Russian Pharmaceuticals operations. This decision required the Company to test the carrying value of long-lived assets in the Russian Pharmaceuticals operations in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of this analysis, the Company recorded an impairment charge of $73,095,000 which represents the excess of the carrying value of the long-lived assets over their fair value, as determined using a discounted cash flows analysis. This charge was recorded in the third quarter of 2002. An impairment charge of $13,586,000 was recorded in the nine months ended September 30, 2002, $1,500,000 of which was recorded in the quarter ended September 30, 2002, for the difference between the carrying value and the fair value of certain assets, as determined by appraisals and purchase offers. Of this amount $9,100,000 is related to the corporate aircraft.

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

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

Under employment agreements the Company has with some of its key executives, the Company has payment obligations that will be triggered if the employees terminate employment for enumerated reasons following the Change of Control, or if they leave the employ of the Company for any reason or without reason during the sixty-day period commencing six months after the Change of Control. During the third quarter of 2002, the Company triggered its payment obligations under the employment agreements, became obligated to make cash severance payments to the executives, and provided an accrual totaling $15,507,000 for such payments. The Company recorded expenses of $3,201,000 for employee termination and severance benefits in the third quarter of 2002 unrelated to the aforementioned executive employment agreements. This amount primarily relates to the restructuring of the Company’s ICN International headquarters in Basel, Switzerland. In addition, on June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002. Mr. Panic remains one of the Company’s directors. In connection with Mr. Panic’s termination, the Company recorded severance expense of $12,000,000 in the nine months ended September 30, 2002.

During the third quarter of 2002, the Company determined additional remediation activities were required on property it owns in California in order to comply with government decommissioning requirements. The Company recorded charges of $5,212,000 related to these remediation activities and related lease costs in the quarter ended September 30, 2002.

The Company recorded expenses of $6,062,000 related to flood damage incurred at its factory in the Czech Republic in the quarter ended September 30, 2002.

Based on a number of factors including changes in market conditions and changes in strategic direction, the Company evaluated the net realizable value of capitalized offering costs related to the proposed public offering of ICN International AG. The Company concluded that due to the passage of time and the strategic business review, the capitalized offering costs of ICN International AG of $18,295,000 should be written-off. Such charge is recorded in the nine months ended September 30, 2002.

The Company incurred a significant amount of professional fees in connection with proxy contests in 2002 and 2001. Proxy contest expenses were $7,382,000 and $4,034,000 for the nine months ended September 30, 2002 and 2001, respectively.

Under the terms of the Company’s long-term stock incentive plan, all restricted stock awards vested immediately upon the Change of Control on June 11, 2002. As a result, compensation expense of $12,022,000 was recorded in the nine months ended September 30, 2002.

The Option Plan provides that all options immediately vested upon the Change of Control and that an option holder had sixty days following the Change of Control to elect to surrender his or her nonqualified options to the Company for a cash payment equal to the excess of the highest closing market price of the stock during the 90 days preceding the Change of Control, which was $32.50 per share, or the closing market price on the day preceding the date of surrender, whichever is higher, over the exercise price for the surrendered options. During the nine months ended September 30, 2002, the Company recorded a charge of $61,400,000 related to the cash payment obligation under the Option Plan.

In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,985,000, net of offering costs in the nine months ended September 30, 2002. For Federal income tax purposes, the Company will utilize its capital loss carryforwards and a portion of its net operating loss carryforwards to partially offset the tax gain.

In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling $47,839,000 in April 2002. Additionally, the Company paid other professional fees of $13,000,000 related to the structuring of Ribapharm in April 2002. These amounts are recorded in the nine months ended September 30, 2002.

3.  Discontinued Operations

Following the Change in Control in June 2002, the Company initiated a strategic review which included retaining investment bankers and a consulting firm. As a result of this strategic review in the third quarter of 2002, the Company has decided to divest the Russian Pharmaceuticals segment, the Biomedicals segment, the Photonics business, the raw materials businesses in Central Europe (included in the Western Europe Pharmaceuticals segment) and the Circe unit.

The results of the Photonics business and Circe unit have been reflected as discontinued operations in the consolidated condensed financial statements in accordance with SFAS No. 144. The consolidated condensed financial statements have been restated to conform to discontinued operations presentation for all historical periods presented.

Although a decision was made in the third quarter to dispose of the Russian Pharmaceuticals segment, the Biomedicals segment and the raw materials business in Central Europe (collectively “Businesses to be Discontinued”), the Company had not begun actively marketing these businesses during the third quarter. Therefore at September 30, 2002, these businesses did not meet all of the criteria for discontinued operations classification under SFAS No. 144. However, based on the activities that have taken place subsequent to September 30, 2002 and the expectation the businesses will be sold within one year, it is expected these businesses will be classified as discontinued operations at December 31, 2002. At September 30, 2002, the results of the Businesses to be Discontinued are included in the results from continuing operations in the consolidated condensed financial statements.

The Company expects to sell the Circe unit in the fourth quarter of 2002 for a nominal sales price. The Company recorded an impairment charge of $15,590,000 in the third quarter of 2002, which is included in income (loss) from discontinued operations. Additionally, the Company recorded a charge of $6,238,000 for in-process research and development in the nine months ended September 30, 2002, which is included in income (loss) from discontinued operations.

The Company is divesting its Photonics business in two stages. First, it discontinued the medical services business as of September 30, 2002, recorded an impairment charge of $9,514,000 and accrued $1,926,000 for the disposal of this business in the third quarter of 2002. Second, the Company is actively marketing the laser device business and has recorded an impairment charge of $18,516,000 in the third quarter of 2002 to record the business at its fair market value. These amounts are included in income (loss) from discontinued operations. The Company expects to dispose of the laser device business by March 31, 2003.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

Summarized selected financial information for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$4,717	$7,042	$16,937	$25,978

Income (loss) before income taxes	$(4,532)	$(1,472)	$(13,328)	$1,486
Income taxes	(1,640)	(298)	(4,626)	1,168

Net income (loss) from Discontinued Operations	(2,892)	(1,174)	(8,702)	318

Loss on disposal of Discontinued Operations	(45,546)	—	(51,784)	—
Income taxes	(13,909)	—	(13,909)	—

Loss on disposal of Discontinued Operations, net	(31,637)	—	(37,875)	—

Income (loss) from Discontinued Operations, net	$(34,529)	$(1,174)	$(46,577)	$318

The assets and liabilities of discontinued operations are stated separately as of September 30, 2002 and December 31, 2001 on the statements of financial position. The major asset and liability categories are as follows:

	September 30, 2002	December 31, 2001
Accounts receivable	$2,671	$4,075
Inventories	6,556	4,661
Property, plant and equipment, net	4,015	7,121
Other assets	6,340	10,088

Assets of Discontinued Operations	$19,582	$25,945

Accounts payable	$1,996	$2,273
Accrued liabilities	7,525	853
Other liabilities	2,932	2,336

Liabilities of Discontinued Operations	$12,453	$5,462

Summarized selected financial information for the Businesses to be Discontinued are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$40,463	$38,942	$129,265	$122,134

Loss before income taxes	$(17,208)	$(1,930)	$(19,651)	$(4,140)
Income taxes	(2,068)	381	640	2,729

Net loss from Businesses to be Discontinued	(15,140)	(2,311)	(20,291)	(6,869)

Impairment on Businesses to be Discontinued	(73,095)	—	(73,095)	—
Income taxes	(29,238)	—	(29,238)	—

Impairment on Businesses to be Discontinued, net	(43,857)	—	(43,857)	—

Loss from Businesses to be Discontinued, net	$(58,997)	$(2,311)	$(64,148)	$(6,869)

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

The major asset and liability categories of Businesses to be Discontinued as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Accounts receivable	$37,661	$37,292
Inventories	47,583	58,209
Property, plant and equipment, net	36,258	116,908
Other assets	73,176	40,845

Assets of Businesses to be Discontinued	$194,678	$253,254

Accounts payable	$11,025	$11,916
Accrued liabilities	19,396	15,054
Other liabilities	9,323	11,204

Liabilities of Businesses to be Discontinued	$39,744	$38,174

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income:
Numerator for basic earnings per share— income (loss) available to common stockholders	$(74,935)	$(11,696)	$(34,172)	$30,589
Effect of dilutive securities	—	5	—	2

Numerator for diluted earnings per share— income (loss) available to common stockholders after assumed conversions	$(74,935)	$(11,691)	$(34,172)	$30,591

Shares:
Denominator for basic earnings per share— weighted-average shares outstanding	83,392	81,534	83,053	80,950

Effect of dilutive securities:
Employee stock options	—	2,049	838	2,058
Other dilutive securities	—	21	—	21

Dilutive potential common shares	—	2,070	838	2,079

Denominator for diluted earnings per share— weighted-average shares adjusted for assumed conversions	83,392	83,604	83,891	83,029

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic earnings per share:
Income (loss) per share from continuing operations	$(0.62)	$0.13	$0.60	$0.64
Discontinued operations	(0.41)	(0.01)	(0.56)	0.00
Extraordinary income (loss) per share	0.13	(0.26)	(0.19)	(0.26)
Cumulative effect of change in accounting principle	—	—	(0.26)	—

Basic net income (loss) per share	$(0.90)	$(0.14)	$(0.41)	$0.38

Diluted earnings per share:
Income (loss) per share from continuing operations	$(0.62)	$0.12	$0.60	$0.62
Discontinued operations	(0.41)	(0.01)	(0.56)	0.00
Extraordinary loss per share	0.13	(0.25)	(0.19)	(0.25)
Cumulative effect of change in accounting principle	—	—	(0.26)	—

Diluted net income (loss) per share	$(0.90)	$(0.14)	$(0.41)	$0.37

Because the Company recorded a net loss for the three month period ended September 30, 2002, the effects of stock options and convertible debt are not included in the computation of earnings per share as all such securities are antidilutive. For the nine month period ended September 30, 2002, the effect of convertible debt is not included in the computation of earnings per share as such securities are antidilutive.

5.  Detail of Certain Accounts

	September 30, 2002	December 31, 2001
	(in thousands)
Accounts receivable, net:
Trade accounts receivable	$144,801	$189,625
Royalties receivable	87,467	70,627
Other receivables	17,207	17,545

	249,475	277,797
Allowance for doubtful accounts	(14,871)	(14,993)

	$234,604	$262,804

Inventories, net:
Raw materials and supplies	$47,565	$50,161
Work-in-process	29,171	24,112
Finished goods	98,903	102,558

	175,639	176,831
Allowance for inventory obsolescence	(18,661)	(17,562)

	$156,978	$159,269

Property, plant and equipment, net:
Property, plant and equipment, at cost	$536,814	$533,734
Accumulated depreciation and amortization	(237,270)	(135,494)

	$299,544	$398,240

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

6.  Related Party Transactions

In June 1996, the Company made a short-term loan to Mr. Panic in the amount of $3,500,000 for personal legal obligations. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of demand debt of Mr. Panic with a third party bank, which is renewable by Mr. Panic annually until repaid. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral for the guarantee of Mr. Panic’s debt, which remains in place. This deposit is recorded as a long-term asset on the consolidated balance sheets. Mr. Panic provided collateral for the Company’s guarantee in the form of his rights to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and his rights to a split dollar $4,000,000 life insurance policy provided by the Company. In August 2002, Mr. Panic surrendered the 150,000 options pursuant to the Company’s Option Plan, and the Company now holds the gross proceeds of $2,600,000 (subject to potential tax withholding) as collateral. In the event of any default on the debt to the bank, the Company has recourse that is limited to the collateral provided by Mr. Panic described above. Both the transaction and the sufficiency of the collateral for the guarantee were approved in 1996 by the Board of Directors. In light of current circumstances, the Company has an appropriate reserve for the matter.

In April 2001, the Company made a loan to Mr. Panic of $2,731,519. The loan is collateralized by 286,879 shares of the Company’s common stock and is due in April 2004. This loan bears interest at a rate of 4.63% per annum, compounded annually, which is payable annually. This loan is non-recourse with respect to principal and full recourse to the obligor with respect to interest. The loan is included in the accompanying consolidated condensed balance sheets as a reduction of stockholders’ equity.

Ribapharm

At the time of the Ribapharm Offering, Ribapharm and the Company entered into an affiliation and distribution agreement, which places restrictions on Ribapharm’s ability to issue capital stock to ensure that Ribapharm remains part of the Company’s consolidated group for income tax purposes; a management services and facilities agreement, which details the Company’s agreement to provide Ribapharm with interim administrative and corporate services; a lease agreement, which provides Ribapharm a long-term lease in the Company’s Costa Mesa facility; a confidentiality agreement, which provides that Ribapharm and the Company will not disclose to third parties confidential and proprietary information concerning each other; a registration rights agreement, which grants the Company rights to require Ribapharm to register shares of Ribapharm common stock owned by the Company; and a tax sharing agreement, which allocates liability for taxes between the Company and Ribapharm.

The Company provided Ribapharm $35,000,000 under a line of credit. The borrowings on this line of credit are repayable on or before December 31, 2003. As of September 30, 2002, Ribapharm has a payable of $54,546,000 to the Company, of which $35,000,000 is outstanding under the line of credit and the remainder primarily relates to income taxes payable under the tax sharing agreement.

For the three and nine months ended September 30, 2002, Ribapharm was allocated costs of $2,390,000 and $5,451,000, respectively, for shared services and $17,708,000 and $36,653,000, respectively, under the tax sharing agreement.

7.  Debt

In July and August 2002, the Company repurchased $59,410,000 principal amount of its 6½% Convertible Subordinated Notes due 2008. In connection with these repurchases, the Company recorded an extraordinary gain on early extinguishment of debt of $10,874,000, net of taxes of $6,664,000, in the third quarter of 2002.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

8.  Commitments and Contingencies

On August 11, 1999, the United States Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the “SEC Complaint”). The SEC Complaint alleges that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns public disclosures made by the Company with respect to the status and disposition of the Company’s 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the “NDA”). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company. Trial is scheduled to commence on May 6, 2003. The Company and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. The court, stayed discovery during settlement negotiations, and the parties have negotiated toward a settled resolution of the complaint in which, among other things, the Company would neither admit nor deny the allegations. The Company presently anticipates that the matter will be concluded in the near future.

On December 17, 2001, the Company pleaded guilty in the United States District Court for the Central District of California to a single felony count for securities fraud for omitting to disclose until February 17, 1995, the existence and content of a letter received from the FDA in late 1994 regarding the not approvable status of the Company’s 1994 NDA for ribavirin as a monotherapy treatment for chronic hepatitis C. This guilty plea was entered pursuant to a plea agreement with the office of the United States Attorney for the Central District of California (the “Office”) to settle a six-year investigation. The Company paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute the Company and will not bring any further criminal charges against the Company or any individuals relating to any matters that have been the subject of the investigation and will close its investigation of these matters, except that the plea agreement provides that the Office has not closed its investigation with respect to one former employee of the Company.

The conditions of the probation require the Company to create a compliance program to ensure no future violations of the federal securities laws and to pre-clear with the FDA any public communication by the Company concerning any matter subject to FDA regulation. The terms of the compliance program include the Company retaining an expert to review its procedures for public communications regarding FDA matters and to develop written procedures for these communications. The compliance program also requires preparation of an annual report by the expert on the Company’s compliance with the written procedures and annual certification by the Company’s management that the Company is complying with the expert’s recommendations. Due to the results of the 2002 Annual Stockholders meeting and the resulting change of control, as defined in the plea agreement, the Company has requested early termination of probation. There can be no assurance that the court will grant the request.

On June 21, 2002, the Company executed a plea agreement with the Office of the U.S. Attorney for the Southern District of Florida. Pursuant to that agreement, the Company pleaded guilty to a single count of its Biomedical unit failing to certify a shipment of hazardous material and agreed to implement a corporate program to enhance the Company’s continued compliance with laws and regulations and, in particular, the transportation of hazardous materials shipped from its facilities. The Company paid a fine of approximately $40,000. The 1998

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

shipment giving rise to the plea arrived safely at its destination and did not result in harm to any persons or property, and, furthermore, did not result in any environmental release. Currently pending before the US Departments of Commerce and State are civil investigations relating to the same facts, the outcomes of which cannot be determined at this time.

The Company is a party to various legal proceedings at one of its distribution companies in Russia. One matter involves a claim relating to non-payment under a contract entered into in January 1995, prior to the Company’s acquisition of the Russian distribution company. The claimant, Minnex Trading Corporation (“Minnex”) in July 2001 initiated bankruptcy proceedings against OAO Pharmsnabsbyt (“PSS”), the Company’s Russian distribution company, in the Arbitration Court of Moscow Region (the “Court”), and seeks to recover $6,200,000 in damages, plus expenses. Certain other ICN affiliates are also creditors of PSS, and have asserted claims in bankruptcy in excess of $12,000,000. Due to the complex and changing legal environment in Russia, the Company cannot estimate the range or amount of possible loss, if any, that may be incurred. The Company intends to vigorously assert its interests in this matter; however, an adverse decision could have a material effect on the operations of the Company.

The Company also is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the defendants in connection with the Ribapharm offering. Because it is a derivative lawsuit, the plaintiff does not seek recovery from the Company but rather on behalf of the Company. Pursuant to a stipulation filed with the court on September 6, 2002, defendants will have until December 5, 2002 to respond to the complaint. In the meantime, the Company has established a special litigation committee to evaluate plaintiffs’ claims. Responses to outstanding discovery in the action have been continued until December 5, 2002.

Since July 25, 2002, multiple class actions have been filed in the United States District Courts for the Eastern District of New York, the District of New Jersey and the Central District of California against the Company and some of our current and former executive officers. The lawsuits allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company’s stock. The lawsuits generally claim that the defendants improperly inflated the Company’s sales volume and revenues through excess shipment of products to the Company’s distributors and improper recognition of revenue from certain royalty payments. The plaintiffs generally seek to recover compensatory damages, including interest. The Company expects that these lawsuits will be consolidated into a single action and the Company intends to vigorously defend itself.

On October 1, 2002, several former and current directors of the Company, as individuals, as well as the Company, as a nominal defendant, were named as defendants in a second shareholder’s derivative complaint filed in Delaware Chancery Court. The complaint purports to state causes of action for violation of Delaware General Corporate Law Section 144, breach of fiduciary duties and waste of corporate assets in connection with the defendants’ management of the Company. Because it is a derivative lawsuit, the complaint does not seek recovery from the Company but rather on behalf or the Company. The allegations largely duplicate those contained in the derivative lawsuit filed in Orange County, California, but add a disclosure-based claim relating to the allegations of federal securities law violations made in the class actions. The parties have stipulated that defendants shall have until November 22, 2002 to respond to the complaint. Further extensions of the responsive pleading date are anticipated, pending the special litigation committee’s investigation.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation (“Geneva”), Three Rivers Pharmaceuticals, LLC and Teva Pharmaceuticals USA, Inc., have filed abbreviated new drug applications with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company and Ribapharm have sued all three of these pharmaceutical companies, and the parent of one of these companies, to prevent these three companies from marketing a generic form of ribavirin. A trial date has been set for March 4, 2003 in the Geneva lawsuit. Schering-Plough has also sued all three of these companies to prevent them from marketing a generic form of ribavirin. The Federal Food, Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, generally prohibits the FDA from giving final marketing approval to these abbreviated new drug applications for 30 months after the applicants notify the Company and Ribapharm of their intent to seek approval from the FDA. However, the FDA could grant marketing approval prior to expiration of this 30-month stay if a court rules that Ribapharm’s patents are invalid or unenforceable or that a generic manufacturer of ribavirin would not infringe Ribapharm’s patents, or if a court determines that a party has unreasonably delayed the progress of the patent litigation.

The Company and Ribapharm understand that F. Hoffmann-La Roche (“Roche”) has developed, and may be attempting to market its own version of ribavirin, which it calls Copegus, for use in combination therapy with Roche’s version of pegylated interferon, called Pegasys, for the treatment of hepatitis C. In order to protect their patent rights, in August 2002, the Company and Ribapharm initiated legal action against a subsidiary of Roche in the Netherlands and against Roche in Germany and the United States for infringement of Ribapharm’s ribavirin patents. In addition, Roche has initiated legal action in Switzerland seeking a declaratory judgment that Roche’s marketing of ribavirin does not infringe Ribapharm’s patents. The Company and Ribapharm have filed a counter-claim against Roche in the Swiss action for patent infringement.

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

The Company is considering a request by Providence Capital, Special Situation Partners, Inc., Iridian Asset Management LLC and Franklin Mutual Advisers, LLC to reimburse proxy expenses of approximately $5,000,000 incurred by them in connection with the Company’s 2002 and 2001 proxy contests.

Under employment agreements that Ribapharm has with some of its key executives, Ribapharm will become obligated to make cash payments to certain covered executives totaling approximately $3,913,000 in the aggregate, and may be required to make additional cash payments covering the excise tax under section 4999 of the Internal Revenue Code, if any, applicable to such payments, if the employment of such executives is terminated by Ribapharm other than for cause, death or disability, or by the executives for certain other enumerated reasons following or in connection with a change in control of the Company, or voluntarily by the executives for any reason during the sixty-day period beginning six months following any such change in control. The Change of Control which occurred on June 11, 2002 constituted a change of control for purposes of these employment agreements.

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

9.  Business Segments

The Company has five reportable pharmaceutical segments comprising the Company’s pharmaceutical operations in North America, Latin America, Western Europe, Eastern Europe and Asia, Africa and Australia. In addition, the Company has a biomedical segment and its majority-owned subsidiary, Ribapharm. The segment reporting has been restated to conform to discontinued operations presentation for all periods presented. See Note 3 for the discussion of discontinued operations and the Businesses to be Discontinued.

The following table sets forth the amounts of segment revenues and operating income of the Company for the three months and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Product Sales
Pharmaceuticals
North America	$16,757	$30,368	$78,151	$95,068
Latin America	31,985	30,682	94,019	86,412
Western Europe	49,032	47,564	165,008	149,941
Russia	22,878	22,909	73,405	70,265
Asia, Africa, Australia	15,208	12,527	40,298	36,168

Total Pharmaceuticals	135,860	144,050	450,881	437,854
Biomedicals	16,715	14,357	49,162	44,592

Total product sales	152,575	158,407	500,043	482,446
Ribapharm royalty revenue	63,367	24,007	186,368	82,988

Consolidated revenues	$215,942	$182,414	$686,411	$565,434

Operating Income (Loss)
Pharmaceuticals
North America	$(1,012)	$12,076	$22,612	$45,541
Latin America	11,191	7,974	32,442	25,630
Western Europe	(5,130)	6,765	7,066	17,612
Russia	(75,659)	(1,542)	(81,116)	(8,045)
Asia, Africa, Australia	(2,294)	1,222	89	4,089

Total Pharmaceuticals	(72,904)	26,495	(18,907)	84,827
Biomedicals	(8,821)	224	(4,566)	3,967
Ribapharm	63,367	24,007	186,368	82,988

Consolidated segment operating income (loss)	(18,358)	50,726	162,895	171,782

Corporate expenses	50,342	22,186	299,071	62,835
Interest income	(1,446)	(3,406)	(4,443)	(7,540)
Interest expense	9,194	15,516	34,389	41,299
Other (income) loss, net, including translation and exchange	(2,470)	1,128	(267,958)	(3,090)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(73,978)	$15,302	$101,836	$78,278

ICN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2002
(unaudited)

The following table sets forth the segment total assets of the Company as of September 30, 2002 and December 31, 2001 (in thousands):

	Assets
	September 30, 2002	December 31, 2001
Pharmaceuticals
North America	$448,869	$527,221
Latin America	156,416	150,903
Western Europe	339,946	296,353
Russia	72,220	162,387
Asia, Africa, Australia	54,791	69,584

Total Pharmaceuticals	1,072,242	1,206,448
Biomedicals	71,437	65,313
Corporate	227,546	430,025
Ribapharm	148,842	26,634
Discontinued Operations	19,582	25,945

Total	$1,539,649	$1,754,365

10.  Supplemental Cash Flow Information

Cash paid for income taxes for the nine months ended September 30, 2002 and 2001 was $43,406,000 and $19,607,000, respectively. Cash paid for interest for the nine months ended September 30, 2002 and 2001 was $41,972,000 and $35,791,000, respectively.

Other non-cash losses for the nine months ended September 30, 2002 include $2,968,000 for compensation expense related to an exchange of outstanding stock options for common stock. Obligations incurred in connection with product acquisitions for the nine months ended September 30, 2002 totaled $8,881,000.

During the second quarter of 2002, the Company repurchased an aggregate 1,146,000 shares of its common stock for $31,955,000 in open market transactions with approval from the Board of Directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Developments

ICN Pharmaceuticals, Inc. (the “Company”) is a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products. The Company has five reportable pharmaceutical segments comprising the pharmaceutical operations in North America, Latin America, Western Europe, Eastern Europe and Asia, Africa and Australia. In addition, the Company has a biomedical segment and its majority-owned subsidiary, Ribapharm Inc. In April 2002, the Company sold, through an initial public offering, 29,900,000 shares of common stock of Ribapharm, representing 19.93% of the total outstanding common stock of 150,000,000 shares. The Company continues to own 120,100,000 shares of common stock of Ribapharm, representing 80.07% of the total outstanding common stock as of September 30, 2002.

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

On June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees effective June 30, 2002. Mr. Panic remains as one of the Company’s directors. The Company’s Board of Directors appointed Mr. Robert W. O’Leary as interim Chief Executive Officer and as Chairman of the Board effective June 17, 2002. On November 7, 2002, Mr. O’Leary was appointed to the permanent position of Chief Executive Officer and Chairman of the Board. On November 7, 2002 the Company also announced the appointment of Mr. Timothy C. Tyson as President and Chief Operating Officer and Mr. Bary G. Bailey as Chief Financial Officer. Additionally, the following executives are leaving the Company: Mr. Adam Jerney, President and Chief Operating Officer, Mr. David Watt, Executive Vice President Biomedicals, Mr. James McCoy, Executive Vice President for Human Resources and Mr. Mark Taylor, Executive Vice President for North America Pharmaceuticals. Mr. John Giordani, Executive Vice President and Chief Financial Officer, will retire and serve as a consultant to the Company.

On August 1, 2002, Mr. Norman Barker, Jr., resigned as a director of the Company (and as a member of the Committees of the Board on which he served) Mr. Barker had served on the Company’s Board since 1988. Dr. Kim David Lamon was appointed by the Board to fill the vacancy created by Mr. Barker’s resignation. Dr. Lamon is currently a board director of Pan Pacific Pharmaceuticals, Inc., and is on the scientific advisory board of VivoMetrics, Inc. He also serves as Adjunct Assistant Professor of Pharmacology at his alma mater, Thomas Jefferson University School of Medicine. He is currently the founder and president of SciPharma Consulting LLC. He has held senior research and clinical positions at Covance, Inc., Corning Clinical Laboratories, Corning Life Sciences, Inc., and Rhone Poulenc Rorer (now Aventis, Inc).

On October 15, 2002, Mr. Roderick M. Hills resigned as a director of the Company (and as a member of the Committees of the Board on which he served). Mr. Hills had initially been appointed to the Board in April 2002 to fill a then-existing vacancy. Mr. Larry Kugelman was appointed by the Board to fill the vacancy created by Mr. Hills’ resignation. Mr. Kugelman is a healthcare consultant and private investor, and currently serves as a director of Coventry Healthcare, Arcadian Management Services, Inc., and Premier Practice Management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Restructuring

During the third quarter of 2002, the Company completed a strategic review that began in June 2002. As a result of that review, the Company now intends to emphasize its specialty pharmaceuticals business, to divest itself of those businesses that do not fit the Company’s strategic growth plans and to exert efforts to bring its overall cost structure in line. Key elements of the strategic repositioning include:

•
Refocusing the Company’s specialty pharmaceuticals business in North America, Latin America, and Western and Central Europe, particularly Germany, Italy and Poland, with greater attention on selected therapeutic areas.

•	Bolstering the Company’s product development capabilities across the organization to broaden and develop the pipeline and extend existing product life cycles.

•	Divesting non-core businesses that do not fit the Company’s strategic growth plans.

•	Lowering costs, primarily in the Company’s corporate and European headquarters.

•	Pursuing opportunities to rationalize the manufacturing network and improve product and supply chain operations.

•	Exploring its options with respect to the Company’s 80 percent ownership in Ribapharm.

As a result of this strategic review, during the third quarter of 2002, the Company has made the decision to divest itself of its Russian Pharmaceuticals segment, the Biomedicals segment, the Photonics business, the raw materials business in Central Europe (included in the Western Europe pharmaceuticals segment) and the Circe unit. The results of the Photonics business and Circe unit have been reflected as discontinued operations in the consolidated condensed financial statements in accordance with SFAS No. 144. The consolidated condensed financial statements have been restated to conform to discontinued operations presentation for all historical periods presented.

Although a decision was made in the third quarter to dispose of the Russian Pharmaceuticals segment, the Biomedicals segment and the raw materials business in Central Europe (collectively “Businesses to be Discontinued”), the Company had not begun actively marketing these businesses during the third quarter. Therefore at September, 30, 2002, these businesses did not meet all of the criteria for discontinued operations classification under SFAS No. 144. However, based on the activities that have taken place subsequent to September 30, 2002 and the expectation the businesses will be sold within one year, it is expected these businesses will be classified as discontinued operations at December 31, 2002. At September 30, 2002, the results of the Businesses to be Discontinued are included in the results from continuing operations in the consolidated condensed financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

The tables below present the income statement adjusted for the pro forma effect of the Businesses to be Discontinued for the three and nine months ended September 30, 2002 and 2001(in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN
Total revenues	$215,942	$40,463	$175,479	$182,414	$38,942	$143,472

Cost of product sales	70,568	26,606	43,962	64,552	23,746	40,806
Selling, general and administrative expenses	87,328	18,800	68,528	74,898	16,417	58,481
Research and development costs	13,804	221	13,583	6,651	(87)	6,738
Non-recurring and other unusual items	104,577	84,369	20,208	—	—	—
Amortization expense	8,365	30	8,335	7,773	210	7,563

Income (loss) from operations	(68,700)	(89,563)	20,863	28,540	(1,344)	29,884
Interest, net	7,748	2	7,746	12,110	(11)	12,121
Other (income) loss, net including translation and exchange	(2,470)	650	(3,120)	1,128	579	549

Income (loss) from continuing operations before provision for income taxes and minority interest	(73,978)	(90,215)	16,237	15,302	(1,912)	17,214
Provision (benefit) for income taxes	(28,388)	(31,306)	2,918	4,963	381	4,582
Minority interest	5,690	88	5,602	9	18	(9)

Income (loss) from continuing operations	$(51,280)	$(58,997)	$7,717	$10,330	$(2,311)	$12,641

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN
Total revenues	$686,411	$129,265	$557,146	$565,434	$122,134	$443,300

Cost of product sales	213,250	79,642	133,608	200,445	74,560	125,885
Selling, general and administrative expenses	260,931	53,085	207,846	209,788	50,229	159,559
Research and development costs	36,633	698	35,935	18,944	62	18,882
Non-recurring and other unusual items	288,601	86,104	202,497	4,034	—	4,034
Amortization expense	23,172	88	23,084	23,276	596	22,680

Income (loss) from operations	(136,176)	(90,352)	(45,824)	108,947	(3,313)	112,260
Interest, net	29,946	(1)	29,947	33,759	(35)	33,794
Other (income) loss, net including translation and exchange	(5,973)	2,225	(8,198)	(3,090)	1,060	(4,150)
Gain on sale of subsidiary stock	(261,985)	—	(261,985)	—	—	—

Income (loss) from continuing operations before provision for income taxes and minority interest	101,836	(92,576)	194,412	78,278	(4,338)	82,616
Provision for income taxes	40,947	(28,598)	69,545	27,290	2,729	24,561
Minority interest	10,741	170	10,571	(349)	(198)	(151)

Income (loss) from continuing operations	$50,148	$(64,148)	$114,296	$51,337	$(6,869)	$58,206

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

The tables below present the non-recurring and other unusual items adjusted for the pro forma effect of the Businesses to be Discontinued for the three and nine months ended September 30, 2002 and 2001(in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN
Asset impairments	$74,595	$73,095	$1,500	$—	$—	$—
Severance costs	18,708	—	18,708	—	—	—
Environmental remediation expenses	5,212	5,212	—	—	—	—
Czech flood damage	6,062	6,062	—	—	—	—

	$104,577	$84,369	$20,208	$—	$—	$—

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN	Total ICN As reported	Businesses to be Discontinued	Adjusted Total ICN
Asset impairments	$86,681	$74,830	$11,851	$—	$—	$—
Severance costs	30,708	—	30,708	—	—	—
Environmental remediation expenses	5,212	5,212	—	—	—	—
Czech flood damage	6,062	6,062	—	—	—	—
Write-off capitalized offering costs	18,295	—	18,295	—	—	—
Costs incurred in ICN’s proxy contest	7,382	—	7,382	4,034	—	4,034
Long-term incentive plan compensation costs	12,022	—	12,022	—	—	—
Compensation costs related to ICN’s employee stock compensation plan	61,400	—	61,400	—	—	—
Professional fees related to Ribapharm	13,000	—	13,000	—	—	—
Executive and director bonuses paid in connection with the Ribapharm IPO	47,839	—	47,839	—	—	—

	$288,601	$86,104	$202,497	$4,034	$—	$4,034

For a further discussion regarding the non-recurring and other unusual charges see Note 2 in Notes to consolidated condensed financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Certain financial information for the Company’s business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 9 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report. The discussion of the results of operations for three and nine months ended September 30, 2002 compared to September 30, 2001 reflect the pro forma adjustment to exclude the Businesses to be Discontinued.

Revenues (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue from continuing operations:
Pharmaceuticals
North America	$16,757	$30,368	$78,151	$95,068
Latin America (principally Mexico)	31,985	30,682	94,019	86,412
Western Europe	48,162	45,888	158,310	142,664
Asia, Africa, Australia	15,208	12,527	40,298	36,168

Total pharmaceuticals	112,112	119,465	370,778	360,312
Ribapharm royalty revenues	63,367	24,007	186,368	82,988

Total revenues from continuing operations	175,479	143,472	557,146	443,300

Revenue from operations to be discontinued
Russia	21,872	21,715	69,305	66,297
Biomedicals	16,715	14,357	49,162	44,592
Western Europe raw materials	1,876	2,870	10,798	11,245

Total revenues from operations to be discontinued	40,463	38,942	129,265	122,134

Total revenues	$215,942	$182,414	$686,411	$565,434

Cost of product sales from continuing operations	$43,962	$40,806	$133,608	$125,885
Gross profit margin on product sales from continuing operations	61%	66%	64%	65%

Three months ended September 30, 2002 compared to 2001

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Peg-Intron™ (peginterferon alfa-2b), a longer lasting form of Intron® A, for use in combination therapy with Rebetol® for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alpha interferon and who are at least 18 years of age.

On March 28, 2001, Schering-Plough received notice that the European’s Union Commission of the European Communities (the “Commission”) granted centralized marketing authorization to Peg-Intron™ (peginterferon alfa-2b) Injection and Rebetol® (ribavirin) Capsules as combination therapy for the treatment of both relapsed and naïve adult patients with histologically proven HCV. Commission approval of the centralized Type II variations to the Marketing Authorization for Peg-Intron™ and Rebetol® resulted in unified labeling that was immediately valid in all 15 EU-Member States.

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

Schering-Plough has informed the Company and Ribapharm that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. The Company and Ribapharm do not agree with Schering-Plough’s interpretation of the Agreement. In August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to the Company and Ribapharm through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company and Ribapharm recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. The Company and Ribapharm have not established a reserve for these amounts, because in the opinion of management, collectibility is reasonably assured. Since the second quarter of 2001, the Company and Ribapharm no longer recognize any of these withheld royalty payments as income as the Company and Ribapharm can no longer determine such amounts due to a lack of information provided by Schering-Plough. The Company and Ribapharm have commenced arbitration with Schering-Plough to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties selected an arbitrator, discovery has commenced and arbitration hearings are scheduled to begin in January 2003. If the Company and Ribapharm do not succeed in this alternative dispute resolution process, Ribapharm may have to write off all or a portion of this receivable. If the Company and Ribapharm do succeed, Ribapharm will be entitled to receive the royalty payments on these indigent sales withheld by Schering-Plough.

In April 2002, Schering-Plough asserted a counterclaim against the Company and Ribapharm in this arbitration based on the Company’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. The Company and Ribapharm intend to vigorously contest this counterclaim.

The Company understands that Schering-Plough made the following disclosure in its Form 10-Q for the period ended September 30, 2002:

“In early November 2002, [Schering-Plough] was served with two additional grand jury subpoenas by the United States Attorney for the District of Massachusetts which has been investigating certain sales and marketing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

practices of [Schering-Plough] as previously disclosed in [Schering-Plough’s] SEC filings. Among other information, the subpoenas seek a broad range of information concerning [Schering-Plough’s] sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR, [Schering-Plough’s] sales and marketing contacts with managed care organizations and doctors and [Schering-Plough’s] offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. It is not possible to predict the outcome of the investigation, which could include the commencement of civil or criminal proceedings involving the imposition of fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Nor can [Schering-Plough] predict whether the investigation will affect its marketing, sales or clinical trial practices. [Schering-Plough] is cooperating with the investigation.”

The Company, which is not a party to, or otherwise involved in this investigation of Schering-Plough, cannot predict the impact, if any, of this investigation on royalty revenues under the License Agreement with Schering-Plough.

The Company and Ribapharm understand that F. Hoffman-La Roche (“Roche”) has developed, and may be attempting to market its own version of ribavirin, which it calls Copegus, for use in combination therapy with Roche’s version of pegylated interferon, called Pegasys, for the treatment of hepatitis C. In August 2002, the Company and Ribapharm initiated legal action against a subsidiary of Roche in the Netherlands and against Roche in Germany and the United States for infringement of Ribapharm’s ribavirin patents. In addition, Roche has initiated legal action in Switzerland seeking a declaratory judgment that Roche’s marketing of ribavirin does not infringe Ribapharm’s patents. The Company and Ribapharm have filed a counter-claim against Roche in the Swiss action for patent infringement and intends to vigorously defend their patent position. If Roche is able to successfully market Copegus and/or Pegasys without licensing ribavirin from Ribapharm, Ribapharm’s royalty revenues may decrease significantly.

Royalties for the three months ended September 30, 2002 were $63,367,000 compared to $24,007,000 for the same period of 2001, an increase of $39,360,000 (164%). The revenues for the three months ending September 30, 2002 are net of approximately $6,000,000 for changes in estimated rebates incurred by Schering- Plough related to sales of ribavirin in prior periods. The increase is due to the launch in the United States of pegylated interferon alpha-2b and ribavirin combination therapy by Schering- Plough in October 2001 and the launch in Japan of ribavirin and interferon alpha-2b combination therapy by Schering-Plough in December 2001.

In the North America Pharmaceuticals segment, revenues for the three months ended September 30, 2002 were $16,757,000, compared to $30,368,000 for the same period of 2001, a decrease of $13,611,000 (45%). The decrease in sales reflects the Company’s continuing reduction of inventories of the Company’s products at wholesalers, which had accumulated over a period exceeding one year and the Company’s decision to reduce shipments of its Mestinon® products in anticipation of the possibility of generic competition.

Assuming that customer demand for its products remains stable, management expects product sales to decline in the fourth quarter of 2002 and through the first half of 2003 as compared to the comparable period in the previous years, as the Company continues to reduce inventories of its products at wholesalers.

In the Latin America Pharmaceuticals segment, revenues for the three months ended September 30, 2002 were $31,985,000, compared to $30,682,000 for the same period of 2001, an increase of $1,303,000 (4%). The increase is primarily due to an increase in sales of Bedoyecta® and Virazole® of $1,154,000, which was partially offset by an aggregate 17 percent devaluation in currencies in the region.

In the Western Europe Pharmaceuticals segment, revenues for the three months ended September 30, 2002 were $48,162,000 compared to $45,888,000 for the same period of 2001, an increase of $2,274,000 (5%). The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

increase is primarily due to an increase in sales in Poland of $2,771,000, a 10% favorable currency impact and new product acquisitions. The increase was partially offset by a decrease in sales in Hungary of $2,643,000 due to the sale of a business in July 2002 and newly introduced government-controlled price reductions in Germany and Spain.

In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the three months ended September 30, 2002 were $15,208,000 compared to $12,527,000 for the same period of 2001, an increase of $2,681,000 (21%). The increase is primarily due to an increase in Solcoseryl product sales.

Gross Profit:  Gross profit margin on product sales from continuing operations decreased from 66% for the three months ended September 30, 2001 to 61% for the same period of 2002. The decrease in gross profit margin is primarily due to lower sales of higher margin products in the North America Pharmaceuticals segment, which lowered the Company’s overall margin. The decrease in gross profit margin was partially offset by increases in gross profit margin in Latin America and Poland.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were $68,528,000 for the three months ended September 30, 2002, compared to $58,481,000 for the same period in 2001, an increase of $10,047,000. The increase principally reflects increased expenses of $4,352,000 related to the ICN International headquarters in Basel, Switzerland, which was restructured in October 2002 and a $3,683,000 increase in expenses in the Asia, Africa and Australia (“AAA”) region, including a write-off of accounts receivable in the amount of $1,062,000 and $1,000,000 associated with a joint venture in China. In addition, the Company incurred an additional $3,118,000 of legal fees and professional fees related to the strategic review.

Research and Development:  Research and development expenses were $13,583,000 for the three months ended September 30, 2002, compared to $6,738,000 for the same period in 2001, an increase of $6,845,000. The increase resulted from Ribapharm’s continued expansion of research and development activities, primarily in the area of antiviral and anticancer drugs. Ribapharm incurred spending on the antiviral drug Viramidine™, which is in Phase I clinical trials, and on the antiviral drug Hepavair B™, which is in Phase I clinical trials in Europe. Ribapharm intends to commence Phase II clinical trails on Viramidine during the fourth quarter of 2002. Additionally, research and development expenses increased on other initiatives including work on anti-hepatitis C, anti-hepatitis B and anti-cancer compounds.

Other (income) loss, net including translation and exchange:  Other (income) loss, net including translation and exchange was income of ($3,120,000) for the three months ended September 30, 2002 compared to a loss of $549,000 for the same period in 2001. In the third quarter of 2002, the Company recorded transaction and exchange gains related to the Company’s dollar denominated net assets in Latin America of $1,806,000, in Canada of $1,073,000 and in Switzerland of $1,289,000. These gains were partially offset by transaction losses of $396,000 related to the Company’s AAA region. In the third quarter of 2001, exchange losses consisted primarily of transaction losses of $334,000 and $473,000 related to the Company’s operations in Puerto Rico and AAA regions, respectively.

Interest Income and Expense:  Interest expense during the three months ended September 30, 2002 decreased $6,322,000 compared to the same period in 2001. The decrease was the result of the repurchase of $194,611,000 of 8¾% Senior Notes in April 2002 and repurchases and redemption of the Company’s 9½% Senior Notes and 8¾% Senior Notes which occurred throughout 2001, partially offset by the interest expense incurred on the 6½% Convertible Subordinated Notes issued in July 2001. Interest income decreased from $3,396,000 in 2001 to $1,449,000 in 2002 due to lower yields on investments and a decrease in interest-bearing cash.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes:  The Company’s effective income tax rate for the three months ended September 30, 2002 was 18% compared to 27% for the comparable period of 2001. The effective tax rate for 2002 reflects a tax benefit of $3,861,000 recognized in the third quarter of 2002 related to costs previously incurred in connection with a joint venture in China. Excluding the effect of this benefit, the Company had an effective tax rate of 42% for the quarter.

Income (loss) from Discontinued Operations, net of Taxes:  Income (loss) from discontinued operations relates to the Company’s Photonics business and Circe unit and was a loss of $34,529,000 for the three months ended September 30, 2002 compared to a loss of $1,174,000 for the same period in 2001. The loss for 2002 includes a loss on disposal of $31,637,000, net of taxes of $13,909,000, which reflects the write down of the Company’s Photonics and Circe assets to their fair market values less costs of disposal.

Businesses to be Discontinued:  Revenue from businesses to be discontinued for the three months ended September 30, 2002 were $40,463,000 compared to $38,942,000 for the same period of 2001, an increase of $1,521,000 (4%). The increase primarily relates to an increase in revenue in the Biomedicals segment of $2,358,000, which is due to acquisitions in 2002.

Net loss from operations from Businesses to be Discontinued was $89,563,000 for the three months ended September 30, 2002 compared to $1,344,000 for the same period of 2001. Excluding the non-recurring and other unusual items of $84,369,000, net loss from operations was $5,194,000 for the three months ended September 30, 2002, an increase in operating loss of $3,850,000 for the similar period in 2001. The increase in operating loss is primarily due to selling general and administrative expenses in the Biomedicals segment of $4,103,000 due primarily to catalog costs and a decrease in gross margin.

Nine months ended September 30, 2002 compared to 2001

Ribapharm royalty revenues:  Royalties for the nine months ended September 30, 2002 were $186,368,000 compared to $82,988,000 for the same period of 2001, an increase of $103,380,000 (125%). The increase is due to the launch in the United States of pegylated interferon alpha-2b and ribavirin combination therapy by Schering-Plough in October 2001 and the launch in Japan of ribavirin and interferon alpha-2b combination therapy by Schering-Plough in December 2001.

In the North America Pharmaceuticals segment, revenues for the nine months ended September 30, 2002 were $78,151,000, compared to $95,068,000 for the same period of 2001, a decrease of $16,917,000 (18%). The decrease in 2002 sales is primarily due to reduced sales to wholesalers in the second and third quarter of 2002 in order to reduce inventories of the Company’s products at wholesalers, which had accumulated over a period exceeding one year.

In the Latin America Pharmaceuticals segment, revenues for the nine months ended September 30, 2002 were $94,019,000, compared to $86,412,000 for the same period of 2001, an increase of $7,607,00 (9%). The increase is primarily due to an increase in sales Mexico of $12,216,000, which included an increase in sales of Bedoyecta® and Virazole® of $4,967,000. The increase in sales was partially offset by an aggregate 10% devaluation in currencies in the region.

In the Western Europe Pharmaceuticals segment, revenues for the nine months ended September 30, 2002 were $158,310,000 compared to $142,664,000 for the same period of 2001, an increase of $15,646,000 (11%). The increase is primarily due to an increase in sales in Poland of $5,228,000 and new product acquisitions.

In the AAA Pharmaceuticals segment, revenues for the nine months ended September 30, 2002 were $40,298,000 compared to $36,168,000 for the same period of 2001, an increase of $4,130,000. The increase is primarily due to an increase in Solcoseryl and Coraceten® product sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Gross Profit:  Gross profit margin on product sales from continuing operations decreased from 65% for the nine months ended September 30, 2001, to 64% for the same period of 2002. The decrease in gross profit is primarily due to lower sales of higher margin products in the North America Pharmaceuticals segment, which lowered the Company’s overall margin.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were $207,846,000 for the nine months ended September 30, 2002, compared to $159,559,000 for the same period in 2001, an increase of $48,287,000 (31%). The increase reflects additional selling, general and administrative expenses of $12,734,000 related to ICN International headquarters in Basel, Switzerland. In addition, there was a $11,220,000 increase in selling and advertising expenses principally related to the North America, Western Europe and AAA regions, an increase of $12,643,000 in legal and professional fees related to the strategic review, acquisitions, bond repurchases and environmental clean-up and $7,477,000 of additional compensation expenses for stock option and severance costs.

Research and Development:  Research and development expenses for the nine months ended September 30, 2002 were $35,935,000, compared to $18,882,000 for the same period in 2001. The increase reflects the continued expansion of Ribapharm’s research and development activities.

Gain on sale of subsidiary stock:  In April 2002, the Company sold, through an initial public offering, 29,900,000 shares of common stock representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,985,000, net of offering costs.

Other (income) loss, net including translation and exchange:  Other (income) loss, net including translation and exchange was ($8,198,000) for the nine months ended September 30, 2002 compared to ($4,150,000) for the same period in 2001. In the nine months ended September 30, 2002, the Company recorded translation gains related to the Company’s dollar denominated net assets in Latin America of $4,159,000 and in Switzerland of $4,316,000. In the same period of 2001, the Company recorded other income in connection with the licensing of Levovirin™ to F. Hoffmann-La Roche offset by translation and exchange losses of $850,000 related to the AAA operations.

Interest Income and Expense:  Interest expense during the nine months ended September 30, 2002 decreased $6,909,000 compared to the same period in 2001. The decrease was the result of the repurchase of $194,611,000 of 8 3/4% Senior Notes in April 2002 and repurchases and redemption of the Company’s 9 1/2% Senior Notes and 8 3/4% Senior Notes which occurred throughout 2001, partially offset by the interest expense incurred on the 6 1/2% Convertible Subordinated Notes issued in July 2001. Interest income decreased from $7,506,000 in 2001 to $4,444,000 in 2002, as a result of the decrease in cash balance and decline in interest rates during the first nine months of 2002 as compared to the same period of 2001.

Income Taxes:  The Company’s effective income tax rate for the nine months ended September 30, 2002 was 36% compared to 30% for 2001. The increase in the effective tax rate is primarily from certain non-deductible expenses the Company incurred and a shift in the mix of earnings to higher tax rate jurisdictions.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, cash used in operating activities totaled $8,820,000, compared to cash provided by operating activities of $114,865,000 in 2001. Operating cash flows reflect the Company’s income from continuing operations, after extraordinary loss, net and accounting change, net of $12,405,000, net non-cash charges of $196,212,000, the gain on sale of subsidiary stock of $261,985,000, working capital increases totaling approximately $57,904,000, and cash used in discontinued operations of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

$13,356,000. The net non-cash charges principally consist of a write-down of certain assets of $86,681,000, depreciation and amortization of $55,685,000, cumulative effect of change in accounting principle of $21,791,000, extraordinary loss of $15,952,000, write-off of capitalized offering costs of $18,295,000, incentive compensation costs for the acceleration of vesting stock of $14,295,000 offset by an increase in deferred income taxes of $32,725,000. The working capital increase consists of an increase of $31,519,000 in income taxes payable, a decrease of $23,618,000 in accounts receivable, an increase of $24,670,000 in trade payables and accrued liabilities, an increase of $5,911,000 in other liabilities offset by an increase of $25,540,000 in prepaid expenses and other assets and an increase of $2,274,000 in inventories.

During the nine months ended September 30, 2002, cash flow from operating activities was negatively impacted by certain non-recurring and other unusual cash payments. Those cash payments included cash paid for the compensation costs related to the change of control of the Company under the Company’s Option Plan of approximately $61,400,000, costs incurred in the Company’s recent proxy contest ($7,382,000), professional fees related to Ribapharm ($13,000,000) and executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000). Also, the Company has accrued $12,000,000 for potential severance costs, under agreements with Mr. Panic.

Cash provided by investing activities was $242,666,000 for the nine months ended September 30, 2002 compared to cash used in investing activities in the amount of $94,172,000 for the same period of 2001. In 2002, net cash provided by investing activities principally consisted of proceeds from the sale of subsidiary stock of $276,611,000 and cash provided by discontinued operations of $8,444,000, offset by payments for capital expenditures of $19,007,000 and acquisitions of license rights, product lines and businesses of $26,648,000. In 2001, net cash used in investing activities principally consisted of acquisitions of license rights, product lines and businesses totaling $38,857,000 and payments for capital expenditures of $51,018,000, principally representing an increase in the investment in research and development in North America and distribution facilities in Western Europe.

Cash used in financing activities totaled $310,849,000 for the nine months ended September 30, 2002, including payments on long-term debt of $271,030,000 principally consisting of the repurchase of $194,611,000 principal of the Company’s outstanding 8 3/4% Senior Notes, the repurchase of $59,410,000 principal of the Company’s 6 1/2% Convertible Subordinated Notes due 2008, the repurchase of an aggregate 1,146,000 shares of the Company’s common stock for $31,955,000 and cash dividends paid on common stock of $19,035,000 offset by proceeds from the exercise of employee stock options of $12,892,000. During the first nine months of 2001, cash provided by financing activities totaled $156,776,000. Proceeds from issuance of long-term debt totaled $508,557,000 including net proceeds from an offering of $525,000,000 of 6 1/2% convertible subordinated notes due 2008 which the company completed in July 2001. Proceeds from the exercise of stock options totaled $11,130,000. The Company used cash for payments on long-term debt of $344,987,000 principally consisting of the repurchase of $190,645,000 principal of its outstanding 9 1/4% Senior Notes and $117,559,000 principal of its outstanding 8 3/4% Senior Notes. Cash dividends paid on common stock totaled $17,902,000.

As of September 30, 2002, the Company loaned cash of $35,000,000 to Ribapharm under a line of credit. Borrowings on this line of credit are payable on December 31, 2003.

Exclusive of the debt repurchase above, the Company funds its cash requirements primarily from cash provided by its operating activities. Its sources of liquidity are its cash and cash equivalent balances and its cash flow from operations. As of September 30, 2002, $50,838,000 of cash and cash equivalents is retained by Ribapharm. These funds may not be readily available to the Company unless a dividend is declared by Ribapharm.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Under employment agreements the Company has with some of its key executives, the Company has become obligated to make cash severance payments to the executives totaling approximately $15,507,000 in aggregate and make additional cash payments covering the excise tax under Section 4999 of the Internal Revenue Code, if any, applicable to such payments.

Under employment agreements Ribapharm has with some of its key executives, Ribapharm will become obligated to make cash payments to the covered executives totaling approximately $3,913,000 in the aggregate, and may be required to make additional cash payments covering the excise tax under section 4999 of the Internal Revenue Code, if any, applicable to such payments, if the employment of such executives is terminated by Ribapharm other than for cause, death or disability, or by the executives for certain other enumerated reasons following or in connection with a change in control of the Company, or voluntarily by the executives for any reason during the sixty-day period beginning six months following any such change in control. The change of control which occurred on June 11, 2002 constituted a change of control for purposes of these employment agreements.

The Company contributed to Ribapharm the license agreement with Schering-Plough and Ribapharm will receive all royalty payments which will reduce cash available to the Company and its other operations. The Company and Ribapharm are jointly and severally liable for the principal and interest obligations under the $525,000,000 Subordinated Convertible Notes due 2008 issued in July 2001. Under terms contained in an inter-debtor agreement between the Company and Ribapharm, the Company has agreed to make all interest and principal payments on the convertible notes.

On July 24, 2002, the Company received a ruling from the U.S. Internal Revenue Service that the proposed distribution of the Company’s remaining interest in Ribapharm to the Company’s stockholders (“the Spin-Off”) will qualify as a tax free spin-off under U.S. income tax laws. Completion of the Spin-Off is subject to compliance with other legal and regulatory provisions and is subject to the Company’s announced strategic review of its business operations and business plan. The Company continues to explore its options with respect to Ribapharm and has no legal commitment to complete the Spin-Off and there can be no assurance that the Spin-Off will be completed.

In view of the completion of the Ribapharm public offering, the Company’s consideration of its structural and strategic initiatives and other factors, the Company, together with its financial advisors, is reconsidering its cash dividend policy and may determine to reduce or eliminate its cash dividend.

The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. The Company also evaluates the collectibility of its receivables at least quarterly. The Company’s methodology for establishing the allowance for bad debts varies with the regions in which it operates. With the exception of Russia, the allowance for bad debts is based upon specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. In Russia, the allowance for bad debts is based upon a combination of specific identification of customer account balances and an overall provision based upon anticipated developments and historical experience. In Russia, factors such as the economic crisis in August 1998 and the subsequent stabilization in the middle of 1999 were utilized in the analysis. As of September 30, 2002, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact effect on the Company’s liquidity and financial performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Operations

Approximately 59% and 66% of the Company’s revenues for the nine months ended September 30, 2002 and 2001 were generated from operations outside the United States. Excluding Businesses to be Discontinued approximately 56% and 63% of the Company’s revenue for nine months ended September 30, 2002 and 2001 were generated from operations outside the United States. All of the Company’s foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in some countries in which the Company operates, no effective hedging programs are available.

Russia

While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 27.5 rubles to $1 by the end of 1999. To date, while the ruble has continued to devalue, it has devalued at a steady, and recently, slowing rate. There is continued volatility in the debt and equity markets, high inflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia’s return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company’s control.

At September 30, 2002 the ruble exchange rate was 31.6 rubles to $1 as compared with a rate of 30.1 rubles to $1 at December 31, 2001. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $966,000 and $1,612,000, respectively, related to its Russian operations during the three and nine month periods ended September 30, 2002. As of September 30, 2002, ICN Russia had a net monetary asset position of approximately $20,148,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company’s results of operations. The Company’s management continues to manage its net monetary exposure.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

See Note 8 of Notes to the Consolidated Condensed Financial Statements for legal proceedings that affect the Company’s Russian subsidiaries.

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

Argentina

At September 30, 2002, the Company’s Argentine subsidiary recorded a foreign currency translation adjustment of $4,479,000 on its net assets reflecting a 60% devaluation of the Argentine peso. This non-cash adjustment reduced stockholder’s equity. In addition, the Company’s Argentine subsidiary recognized a translation gain of $32,000 and a translation loss of $2,294,000 for the three and nine months ended September 30, 2002, respectively, included in other income, on net assets denominated in non-peso currencies.

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

Interest Rate Risk:  The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At September 30, 2002, the Company had $11,789,000 of foreign-currency-denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 6 1/2% Convertible Subordinated Notes due 2008) totaling approximately $468,665,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 15% of the Company’s weighted average interest rate on fixed-rate debt) affecting the Company’s financial instruments would have an immaterial effect on the Company’s nine month and third quarter 2002 pretax earnings. However, such a change would reduce the fair value of the Company’s fixed-rate debt instruments by approximately $13,100,000 as of September 30, 2002.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q. Examples of forward-looking statements include statements regarding, among other matters, the Company’s strategic review and repositioning, the Company’s acquisition strategy, the Company’s reorganization plans, the Company’s expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs during the remainder of 2002, severance and other costs expected as a result of the change of control and the departure of additional executives and other factors affecting the Company’s financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as “may,” “will,” “intends,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or comparable terminology. Similarly, statements that describe the Company’s plans, strategies, intentions, expectations, objectives, goals or prospects are forward looking.

The forward looking statements in this and other reports generally assume a stable economic climate in the United States and other countries in which the Company operates and assumes that losses will not result from any risks to which the Company is subject, including the following.

•
the Company’s dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, restrictions on the exchange of currencies, limitations on foreign participation in local enterprises, health-care regulations, price controls, and other restrictive governmental conditions);

•	the risk of operations in Eastern Europe, Latin America, as well as Russia and China in light of the unstable economic, political and regulatory conditions in such regions;

•	the risk of potential claims against certain of the Company’s research compounds;

•	the Company’s ability to successfully develop and commercialize future products;

•	the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire;

•	the potential impact of the Euro currency;

•	the Company’s ability to continue its expansion plan and to integrate successfully any acquired companies;

•	costs of defending and the results of lawsuits or the outcome of investigations pending against the Company;

•	the Company’s potential product liability exposure and lack of any insurance coverage thereof;

•
government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); business trends within the pharmaceutical industry and in other segments of the healthcare industry, including consolidations and mergers; and competition generally.

•	the Company modifing or abandoning its restructuring plan in light of its on-going strategic review and the successful adoption and execution of the Comany’s strategic repositioning;

•
the fact that, beginning with the third quarter of 2002, Ribapharm will be entitled to receive the payments by Schering-Plough and Ribapharm does not expect to pay any dividends in the foreseeable future.

Item 4.     Controls and Procedures.

Commencing with the fiscal quarter ended June 30, 2002, and continuing quarterly since then, the Company has instituted a program of questionnaires sent to, certifications provided by, and telephonic interviews conducted with, individual officers or employees responsible for oversight and management of parts of the Company’s different business operations. The questionnaires, certifications and interviews are intended to reinforce the Company’s existing system of internal controls, and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures are also designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under that Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures within 90 days of the filing of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in the preceding paragraph, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 of Notes to Consolidated Condensed Financial Statements and the discussion of the Schering-Plough dispute included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Ribapharm royalty revenues.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

15.1	Review Report of Independent Accountants

15.2	Awareness Letter of Independent Accountants

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2002, the following reports on Form 8-K were filed by the Registrant:

1.
Current report on Form 8-K dated July 11, 2002 (the date of the earliest event reported), filed on July 11, 2002, for the purpose of reporting, under Item 5, the Registrant’s announcement of second quarter 2002 update.

2.
Current report on Form 8-K dated July 24, 2002 (the date of the earliest event reported), filed on July 25, 2002, for the purpose of reporting, under Item 5, the Registrant’s announcement of the receipt of IRS letter ruling for tax-free Ribapharm Spin-Off.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICN PHARMACEUTICALS, INC. Registrant

Date: November 14, 2002	/s/ Robert W. O’Leary
Robert W. O’Leary Chairman of the Board and Chief Executive Officer

Date: November 14, 2002	/s/ John E. Giordani
John E. Giordani Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert W, O’Leary, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ICN Pharmaceuticals, Inc.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and;

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/    Robert W. O’Leary
Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

I, John E. Giordani, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ICN Pharmaceuticals, Inc.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and;

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
/s/    John E. Giordani
John E. Giordani
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

15.1	Review Report of Independent Accountants

15.2	Awareness Letter of Independent Accountants