Form 10-K
period 2002-12-31
ICN PHARMACEUTICALS INC
filed 2003-03-31
CIK 930184

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

Commission File Number 1-11397

ICN Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0628076 (I.R.S. Employer Identification No.)

3300 Hyland Avenue, Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

Registrant’s telephone number, including area code: (714) 545-0100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value (Including associated preferred stock purchase rights)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on June 28, 2002, was approximately $1,984,252,835.

The number of outstanding shares of the Registrant’s common stock as of March 17, 2003 was 83,894,680.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in ICN Pharmaceuticals, Inc.’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

PART I

Item 1.     Business

Introduction

ICN Pharmaceuticals, Inc. (the “Company”) is a research-based global pharmaceutical company that develops, manufactures and distributes a broad range of prescription and non-prescription pharmaceuticals under the ICN brand name. These pharmaceutical products treat viral and bacterial infections, diseases of the skin, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. The Company’s research and new product development, which exists primarily in its majority owned subsidiary Ribapharm Inc. (“Ribapharm”), focuses on innovative treatments for dermatology, infectious diseases and cancer.

The Company’s internet address is www.icnpharm.com. On the Company’s website are posted links to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings are available through the Company’s website free of charge.

In April 2002, the Company sold through an initial public offering 29,900,000 shares of common stock of Ribapharm (the “Ribapharm Offering”), representing 19.93% of the 150,000,000 total outstanding shares of Ribapharm common stock. In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000. The Company continues to own 120,100,000 shares of Ribapharm common stock representing 80.07% of the total outstanding common stock as of December 31, 2002. Ribapharm performs research and development activities and holds the rights to a license agreement allowing Schering-Plough Ltd. (“Schering”) to market and sell ribavirin in combination therapy with Schering’s interferon products.

In 2002, the Company had revenues of $737 million and a net loss of $135 million. Based on the closing price of the Company’s common stock on the New York Stock Exchange on March 17, 2003, the Company had an equity market capitalization of approximately $751 million.

The Company pursues a strategy of international expansion which includes the acquisition of high margin products that complement existing product lines and can be introduced into new markets to meet the specific needs of those markets and the creation of a pipeline of new products through internal research and development, strategic partnerships, licensing arrangements and acquisitions. In executing this strategy, the Company believes that it is uniquely positioned to continue to exploit its basic competitive advantages: (i) large enough economies of scale in its global distribution network not enjoyed by smaller pharmaceutical companies that provide opportunities to develop and register multi-regional products; and (ii) small enough economies of scale in much of its manufacturing and production facilities and its local and regional sales and marketing groups that provide for higher profitability on the Company’s smaller, niche products that cannot be achieved by the larger pharmaceutical companies.

During 2002, the Company initiated and completed a strategic review of its operations. As a result of that review, the Company is emphasizing its specialty pharmaceuticals business, divesting itself of those businesses that do not fit the Company’s strategic growth plans and exerting efforts to bring its overall cost structure in line with industry standards. Key elements of the strategic repositioning include: (i) refocusing the Company’s specialty pharmaceuticals business in North America, Latin America, and Western and Central Europe, particularly Germany, Italy and Poland, with greater attention on selected therapeutic areas, (ii) bolstering the Company’s product development capabilities across the organization to broaden and develop its pipeline and extend existing product life cycles, (iii) divesting non-core businesses that do not fit the Company’s strategic growth plans, (iv) lowering costs, primarily in the Company’s corporate headquarters, (v) pursuing opportunities to rationalize the Company’s manufacturing network and improve product and supply chain operations and (vi) exploring its options with respect to the Company’s 80 percent ownership in Ribapharm.

In the Company’s North America Pharmaceuticals segment, the Company decided in the second quarter of 2002 to reduce the inventory levels of the Company’s products at wholesalers. The inventory levels at the wholesalers had accumulated over a period exceeding one year. This decision resulted in a significant decrease in revenues in the North America Pharmaceuticals segment in 2002 as compared to 2001. Assuming that customer demand for its products remains stable, management expects product sales to decline through the first half of 2003 as compared to the comparable period in the previous year, as the Company continues to reduce inventories of its products at wholesalers.

Based on a number of factors, including changes in market conditions and changes in strategic direction, the Company abandoned its previously announced intention to sell up to a 40% interest in ICN International AG.

The Company has made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials businesses and manufacturing capability in Hungary and the Czech Republic and Circe unit. The Company has completed the divestiture of its Photonics business and Circe unit, and the other divestitures are expected to be completed in 2003. The results of operations and financial position of these entities have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144. The consolidated financial statements have been restated to conform to discontinued operations presentation for all historical periods presented.

Ribapharm’s research and development efforts are primarily focused on the discovery, development, acquisition and commercialization of innovative products for the treatment of diseases with significant unmet medical needs, principally in the antiviral and anticancer areas. Its current research and development program focuses on hepatitis C, hepatitis B, cancer and HIV/AIDS, each of which affects a large number of patients. Ribapharm seeks to capitalize on an extensive library of nucleoside analogs and other compounds that have already led to the discovery and development of ribavirin. Ribapharm’s revenues in 2002 consisted entirely of royalties under its license of ribavirin to Schering.

The Company’s continuing pharmaceutical businesses operate as four regional businesses: North America, Latin America, Western Europe (including Poland and Hungary) and Asia, Africa and Australia (“AAA”). The regional businesses are comprised of a number of local operating subsidiaries most of which are owned directly or indirectly through the Company’s principal operating company in the United States.

Ribapharm

The Company previously contributed to Ribapharm: (i) the Company’s right, title and interest under the Schering license, including the right to receive all of the royalties from Schering in connection with the sale of oral forms of ribavirin from the time Ribapharm became a separate publicly traded company; (ii) all the chemical compounds contained in the Company’s chemical compound library, along with all associated records, journals and data; (iii) all intellectual property rights, including all patents, copyrights and trademarks, related to Ribapharm’s business, including all intellectual property rights held by the Company at the time of contribution in ribavirin and excluding existing approved indications for use other than as contemplated in the Schering ribavirin license, Tiazole™, Adenazole™, Levovirin™, Viramidine™, and the chemical compounds in the Company’s nucleoside analog library; (iv) all of the equipment and furniture contained in, and personnel employed in, Ribapharm’s research and development department in the Costa Mesa facility; and (v) all other assets used in the conduct of Ribapharm’s business.

At the time of the Ribapharm Offering, the Company stated that it intended to pursue a tax-free distribution of its remaining interest in Ribapharm to the Company’s stockholders (a “Spin-Off”), although there was no obligation to do so. Following the Company’s 2002 annual meeting of stockholders, which led to significant changes in composition of the board of directors and leadership of the Company, the Company announced that it was re-evaluating its past restructuring plans, including whether to pursue a potential Spin-Off. The Company is currently evaluating its options with respect to Ribapharm.

Upon completion of the Ribapharm Offering, Ribapharm became jointly and severally liable for the obligations under the Company’s 6 1/2% subordinated convertible notes. In addition, if the Spin-Off does occur, a holder of the subordinated convertible notes would receive shares of Ribapharm common stock upon conversion of notes. The number of shares received by the holder of the subordinated convertible notes will be the same number of shares of Ribapharm common stock as the holder would have received had the holder converted the notes immediately prior to the record date for the Spin-Off.

On December 23, 2002, the Company acted by written consent to remove Johnson Y.N. Lau, Kim Campbell, Arnold Kroll, Hans Thierstein and John Vierling (the “Former Directors”) as directors of Ribapharm, and to amend a bylaw provision adopted by Ribapharm’s Board requiring advance notice of actions to be taken by written stockholder consent. In its letter to Ribapharm, the Company expressed its concern over certain actions and inactions by Ribapharm’s Board of Directors and management. The disputes between the Company and the Former Directors are described in greater detail in the Information Statement on Form 14C filed by Ribapharm on January 7, 2003. The Company also filed suit in the Court of Chancery of the State of Delaware against the Ribapharm directors it sought to remove. On January 22, 2003, in connection with the settlement of that litigation, the Former Directors resigned as directors of Ribapharm. In addition, the executive officers of Ribapharm, consisting of Dr. Lau, Thomas Stankovich and Roger Loomis, also resigned. On January 23, 2003, Ribapharm’s Board, comprised of Roberts A. Smith, Ph.D., the sole remaining director, elected the following individuals to serve as directors of Ribapharm effective immediately: Daniel J. Paracka, Santo J. Costa, Esquire, Gregory F. Boron and James J. Pieczynski. Mr. Paracka was also elected to serve as Chairman of the Board. Ribapharm’s Board also appointed Kim D. Lamon, M.D., Ph.D., to the position of Ribapharm’s President and Chief Executive Officer, William M. Comer, Jr., CPA, to the position of Vice President and Chief Financial Officer, and Mel D. Deutsch, Esquire, to the position of Vice President, General Counsel, and Secretary. A sixth director, Andre C. Dimitriadis, Ph.D., was elected to Ribapharm’s Board on February 21, 2003. The bylaw amendment adopted by the Company’s written consent became effective January 27, 2003.

Acquisitions

The Company, as a fundamental aspect of its growth strategy, pursues acquisitions throughout its regions of operations. Currently, the Company has operations in nine of the top ten pharmaceutical markets, as measured by sales. Over the past three years, the Company has acquired a variety of products and a number of companies around the world. The following is a summary of the Company’s acquisitions.

In April 2002, the Company acquired Circe Biomedicals, Inc. a development stage company for $25.9 million, of which $5.9 was paid in cash and the balance in 629,849 shares of the Company’s common stock. The acquisition, which is included in discontinued operations, is not material to the financial position or results of operations of the Company.

In February 2002, the Company acquired certain assets from CoolTouch Corporation, a provider of non-ablative cosmetic lasers, for 1,492,331 shares of the Company’s common stock valued at approximately $14.5 million. The acquisition, which is included in discontinued operations, is not material to the financial position or results of operations of the Company.

Throughout 2002, the Company acquired the rights to certain products in Western Europe and Latin America from several companies for total consideration of $16.8 million. None of these product acquisitions are material to the financial position or results of operations of the Company.

Effective January 1, 2001, the Company acquired certain assets from Medical Alliance, Inc., a provider of office based surgical services, for $14.4 million in cash. The acquisition, which is included in discontinued operations, was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

In August 2001, the Company acquired certain assets from an Argentine company, New Pharma S.A., for $8.4 million. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

In July 2000, the Company acquired the Swiss pharmaceutical company Solco Basel AG for $30.4 million, of which $25.2 million was paid in cash ($4 million of cash was received as part of the Solco assets) and the balance in 125,000 shares of the Company’s common stock at a fair market value of approximately $5.0 million.

Schering License Agreement and Revenues

Royalty revenues represent amounts earned by the Company’s Ribapharm subsidiary under an Exclusive License and Supply Agreement (the “License Agreement”) with Schering. Under the License Agreement, Schering licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering’s alpha interferon (the “Combination Therapy”). In 1998, Schering received approval from the United States Food and Drug Administration (“FDA”) to market Rebetron™ Combination Therapy. Rebetron™ combines Rebetol® (ribavirin) capsules and Intron® A (interferon alfa-2b) injection, for the treatment of HCV in patients with compensated liver disease. In July 2001, the FDA granted Schering marketing approval for Rebetol® capsules as a separately marketed product for use only in combination with Intron® A injection for the treatment of HCV in patients with compensated liver disease previously untreated with alpha interferon (commonly referred to as treatment-naive patients) or who have relapsed following alpha interferon therapy. In August 2001, the FDA also granted Schering approval for Peg-Intron™ (peginterferon alfa-2b), a longer lasting form of Intron® A, for use in Combination Therapy with Rebetol® for the treatment of HCV in treatment-naive patients with compensated liver disease who are at least 18 years of age.

In March 2001, the European Commission of the European Union (the “Commission”) granted Schering centralized marketing authorization for Peg-Intron™ and Rebetol® as Combination Therapy for the treatment of both relapsed and treatment-naïve adult patients with histologically proven HCV. Commission approval resulted in unified labeling that was immediately valid in all 15 EU-Member States.

In November 2001, Schering received marketing approval from the Ministry of Health, Labor and Welfare of Japan for ribavirin in combination with interferon alfa-2b for the treatment of HCV. The Combination Therapy is the first combination therapy approved in Japan for treating patients with HCV. In December 2001, Schering received pricing approval for this Combination Therapy in Japan.

Schering also markets the Combination Therapy in many other countries around the world based on the US and European Union regulatory approvals.

The Company and Ribapharm are involved in a dispute with Schering over the payment of royalties on products distributed as part of Schering’s indigent patient marketing program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2002 Compared to 2001.”

Royalty revenues under the License Agreement were $270.3 million, $137.0 million and $155.1 million for 2002, 2001 and 2000, respectively. All future royalties under the License Agreement will be paid to Ribapharm. These funds may not be readily available to the Company unless Ribapharm declares a dividend or loans funds to the Company.

In addition to the use of ribavirin in Combination Therapy, the Company markets ribavirin under its own trademark Virazole® for commercial sale in over 40 countries for one or more of a variety of viral infections, including respiratory syncytial virus (“RSV”). In the United States and Europe, Virazole® is approved for use in hospitalized infants and young children with severe lower respiratory tract infections due to RSV.

Products

During 2002, the ten pharmaceutical products from the Company’s continuing operations generating the greatest sales volume for the Company represented approximately 36% of the Company’s worldwide pharmaceutical sales from continuing operations. The following table summarizes the Company’s top ten pharmaceutical products based on sales from continuing operations for 2002:

Product	Generic Name	Therapeutic Category/Indication	2002 Product Sales	% of Product Sales
			(In millions)
Mestinon®	pyridostigmine bromide	Anticholinesterase/	$31.4	7%
		Myasthenia gravis
Bedoyecta®	Vitamin B complex	Vitamin supplement	29.8	6
Efudix®/Efudex®	Fluorouracil	Antineoplastic/Actinic	23.3	5
		Keratosis
Librax®	Chlordiazepoxide HCI	Antispasmotic	18.5	4
	Clidinium bromide	Calcium regulator
Virazole®	Ribavirin	Antiviral	17.3	4
Nuclosina®	Omeprazole	Gastrointestinal	11.1	2
Dalmane®/Dalmadorm®	flurazepam/dihydrochloride	Sedative/sleep disorders	10.8	2
Kinerase®	N(6)—furfuryladenine 0.1%	Dermatological	9.7	2
Calcitonin	Calcitonin	Calcium regulator	9.5	2
Reptilase	Reptilase	Hemostatic	7.2	2

Sub-total			168.6	36
All others			298.2	64

Total pharmaceutical product sales from continuing operations, excluding royalty revenue			$466.8	100%

Antivirals

The Company sells its antiviral drug, ribavirin, under the tradename Virazole® in North America and most European countries. Ribavirin is sold as Vilona® and Virazide® in Latin America and Virazide® in Spain. Reference to the sale of Virazole® includes sales made under the trademarks Vilona® and Virazide®. Ribavirin accounted for approximately 4%, 3% and 3% of the Company’s product sales from continuing operations, excluding royalty revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Ribavirin is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases, including RSV, hepatitis, herpes, influenza, measles and chicken pox. In the United States and Canada, Virazole® has been approved for hospital use in aerosolized form to treat infants and young children who have severe lower respiratory tract infections caused by RSV. In treating RSV, the drug is administered by a small particle aerosol generator, a system that permits direct delivery of ribavirin to the site of the infection. Similar approvals for ribavirin for use in the treatment of RSV have been granted by governmental authorities in 22 other countries.

Antibacterials

The Company sells antibacterial products which accounted for approximately 12%, 10% and 11% of the Company’s product sales from continuing operations, excluding royalty revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Other Ethicals

The Company manufactures and/or markets a wide variety of other ethical pharmaceuticals, including analgesics, anticholinesterases, antirheumatics, cardiovasculars, dermatologicals, endocrine agents, gastrointestinals, hormonals and psychotropics. Other ethicals accounted for approximately 74%, 78% and 75% of the Company’s product sales from continuing operations, excluding royalty revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Dermatological products represent the Company’s largest selling product line among its other ethical pharmaceutical products. Dermatological products include Efudex®/Efudix®, Oxsoralen-Ultra®, Kinerase®, Glyquin® and Solaquin Forte®, which are principally used for actinic keratosis, psoriasis, reducing wrinkles and other signs of aging and pigmentation disorders.

Other ethical products include Mestinon®, Librax®, Bedoyecta®, Dalmane®/Dalmadorm®, Fluorouracil injectable, Librium® and Limbitrol®.

OTC Products

OTC products encompass a broad range of ancillary products, which are sold through the Company’s existing distribution channels. OTC products accounted for approximately 10%, 9% and 11% of the Company’s product sales from continuing operations, excluding royalty revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

The Company’s research and development effort, primarily performed by the Company’s Ribapharm subsidiary, seeks to discover, develop, acquire and commercialize innovative products for the treatment of diseases with significant unmet medical needs, principally in the antiviral and anticancer areas. Ribapharm’s current program areas focus on hepatitis C, hepatitis B, HIV/AIDS, and cancer, each of which affects a large number of patients. Ribapharm’s research and development activities are based upon the expertise accumulated in over 30 years of nucleic acids research focusing on the internal generation of novel molecules.

The research and development function works closely with corporate marketing on a global and regional basis. In connection with this arrangement, the Company and Ribapharm have entered into licensing arrangements with other larger pharmaceutical companies, as well as strategic partnerships to develop proprietary products, as discussed below. In addition, the Company develops innovative products targeted to address the specific needs of the its local markets.

The Company and Ribapharm spent approximately $3 million in 2002, $22 million in 2001 and $18 million in 2000 to update and modernize their research laboratories and equipment. This modernization will enable the Company and Ribapharm to accelerate its drug discovery and development process by utilizing advanced screening techniques and equipment, biological assays and sophisticated computer assisted drug design. The Company and Ribapharm currently employ approximately 150 employees devoted to research and development activities.

Near and Medium-Term Research and Development

The Company’s near-term development pipeline includes the registration of a number of products in regional markets, including, but not limited to, Latin America and Central and Eastern Europe. This ongoing activity introduces both high quality generic and licensed proprietary products into under-served markets.

Virazole® (ribavirin):    In addition to the use of ribavirin for HCV, clinical studies have been performed with ribavirin in various formulations for the treatment of several other viral diseases. Among diseases for which at least one governmental health regulatory agency, in countries other than the United States, has approved commercialization of ribavirin are herpes zoster, genital herpes, chickenpox, hemorrhagic fever with renal syndrome, measles and influenza. The Company is initiating focused clinical studies evaluating the use of ribavirin for early intervention against RSV infections in persons whose immune defenses are compromised as a consequence of bone marrow transplantation.

Ribapharm’s medium-term research and development pipeline involves the pre-clinical and clinical evaluation of certain nucleoside compounds which have broad market attractiveness and which have shown promise for successful commercialization. These compounds include:

Levovirin™:    Levovirin™ is a nucleoside analog that is being developed in oral form for the treatment of HCV. Ribapharm is exploring whether Levovirin™ may stimulate an immune response to viral infections without a direct antiviral effect and without the anemia associated with ribavirin. Ribapharm completed chemical development and formulation studies, as well as the ancillary pharmacology and short-term toxicology studies on Levovirin™, and filed an Investigational New Drug Application (“IND”) with the FDA in December 2000 to begin clinical testing of Levovirin™ for use in combination with interferon alpha for the treatment of HCV. Ribapharm began Phase I clinical trials on Levovirin™ in February 2001 in the United States. Ribapharm has submitted patent applications in the U.S. and many foreign countries for Levovirin™ relating to both the compound and numerous indications and has a composition of matter patent from the U.S. Patent and Trademark Office. This patent expires in October 2016.

In June 2001, Ribapharm licensed Levovirin™ to F. Hoffmann-La Roche (“Roche”) on an exclusive basis. Ribapharm received a one time licensing fee and is eligible to receive future payments based upon Roche achieving certain milestones. Roche will be responsible for all future development costs of Levovirin™. If Levovirin™ is successfully developed and receives regulatory approval, Ribapharm is entitled to receive royalty payments.

Viramidine™:    Viramidine™ is a nucleoside analog that Ribapharm intends to develop in oral form for the treatment of HCV. Ribapharm expects to test Viramidine’s™ effect on the hepatitis C virus both on its own and in combination with interferon alpha or pegylated interferon alpha. Preclinical studies indicated that Viramidine™, a liver-targeting prodrug of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In an animal model of acute hepatitis, Viramidine™ showed biologic activity similar to ribavirin. The liver-targeting properties of Viramidine™ were also confirmed in two animal models. Short-term toxicology studies also showed that Viramidine™ may be safer than ribavirin at the same dosage levels. This data suggests that Viramidine™, as a liver-targeting prodrug of ribavirin, may have the potential of having better efficacy and less side effects compared to ribavirin.

In September 2001, Ribapharm initiated Phase I clinical trials on Viramidine™ in Europe. Ribapharm filed an IND with the FDA in December 2001. In late March 2002, Ribapharm began additional Phase I clinical trials on Viramidine™ in the United States, and Phase II clinical trials on Viramidine™ in the United States began in December 2002.

The Company and Ribapharm have filed a number of patent applications for the novel use of Viramidine and its related compounds. The structure of Viramidine was disclosed many years ago, and it cannot be patented as a new chemical entity. Patent efforts are therefore directed to claiming related compounds, and novel indications including immunomodulatory activity and activity against specific viruses. The U.S. Patent and Trademark Office allowed a broad method of use patent for Viramidine hydrochloride in October 2001, including for the treatment of HCV. Another broad use patent application covering modifications of Viramidine was allowed in February 2002.

Hepavir B™:    Hepavir B™ is a nucleoside analog Ribapharm licensed from Metabasis Therapeutics, Inc. (“Metabasis”) in October 2001. Ribapharm is exploring the possibilities of developing this compound into an oral once a day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and Lamivudine drug-resistant hepatitis B. Based on biologic and molecular modeling data, this compound binds to the active site of the hepatitis B replication enzyme so that the virus is prevented from utilizing the natural substrate from the host to replicate. A prodrug modification developed by Metabasis significantly improved the compound’s physiochemical properties and ability to target the liver. In preliminary experiments in rodents, the active molecule was delivered in significantly greater proportion to the targeted organ, the liver, as compared to the non-targeted organ, the kidney. The kidney is the organ responsible for the dose-limiting toxicity. In these experiments, the amount of metabasis-modified compound delivered to the liver versus kidneys was approximately 10 times greater than the amount of compound delivered by another well established process. Ribapharm is working on largescale synthesis of this compound and has commenced formulation studies. Ribapharm has also initiated additional biology, drug metabolism, pharmacokinetic, and toxicology studies. Ribapharm initiated a Phase I clinical trial of Hepavir B™ in Europe in August 2002 and filed an IND with the FDA in October 2002.

Metabasis has one issued U.S. patent on the structure of this compound and is in the process of preparing patent applications on this compound in other countries.

IL-12:    IL-12 is a developmental compound for the treatment of cancer and allergies. On June 29, 2001, Roche exclusively licensed to the Company and Ribapharm both its own rights in IL-12 and the non-exclusive rights to IL-12 that Roche had previously licensed from Genetics Institute. At the time, Roche had completed Phase I clinical trials on IL-12. The Company contributed all of its rights under this license agreement to Ribapharm. The June 2001 agreement contemplated that the parties would negotiate and execute a revised definitive agreement, which was completed in the third quarter of 2002. Ribapharm applied with the FDA to reactivate the IND to initiate human clinical trials of IL-12 during December 2002. Although Ribapharm has not received formal notification from the FDA regarding the status of the its application, the 30-day waiting period has elapsed, thus reactivating the IND. Under the license agreement, Roche is entitled to milestone payments from Ribapharm of up to $24 million in connection with drug development and regulatory approvals, and royalty payments from the Company if the drug is commercialized. Ribapharm is responsible for the development costs of this compound. The patent applications underlying the licensed rights have not yet been issued. Ribapharm has the right to terminate the agreement at any time without cause with six months’ prior written notice. The license agreement will expire 10 years after the first commercial sale of any human pharmaceutical product containing IL-12 or after the expiration or invalidation of licensed patents used in connection with this agreement, whichever occurs later. Ribapharm may also need to pursue a license agreement from Genetics Institute to proceed with development of this compound.

Tiazole (Tiazofurin):    Tiazole is a nucleoside analog Ribapharm has evaluated for the treatment of chronic myelogenous leukemia in blast crisis and ovarian cancer. Ribapharm has conducted Phase 3 testing in the United States for treatment of chronic myelogenous leukemia in blast crisis and Phase 2 testing in Russia for treatment of ovarian cancer through a Russian subsidiary of the Company. In May 2001, Novartis announced that it received FDA approval to market its product, Gleevec, for the treatment of chronic myelogenous leukemia, including blast crisis stage. As a result of this development and the uncertainty over the Company’s rights to this compound pending the outcome of the on-going arbitration between the Company and certain Serbian governmental entities which concerns rights in Tiazole, Ribapharm has decided to terminate and cancel these clinical studies.

Adenazole® (8-CI cAMP, Toclasdenine):    Adenazole is a nucleoside analog Ribapharm evaluated for the treatment of colon cancer. Ribapharm initiated a Phase 1 study in the United States in September 2000, following earlier clinical tests by the Company in Europe. However, Ribapharm has no plans to further advance this compound unless this trial, which is in its final stage, yields favorable results and the on-going arbitration against the Serbian governmental entities results in a recovery of the Company’s rights in this compound, which the Company previously contributed to ICN Yugoslavia.

The rights to the compounds Tiazole™ and Adenazole™ were among the assets which the Company contributed to ICN Yugoslavia, upon the formation of that joint venture in 1991. The resolution of the ongoing matter with the Yugoslavian government may affect the status of these compounds with the Company. See Note 13 to Notes to Consolidated Financial Statements.

The Company has contributed the Hepavir B™ license and its rights to the compounds Levovirin™, Viramidine™, Tiazole™ and Adenazole™ to Ribapharm.

Long-Term Research and Development

Ribapharm’s long-term research and development activities are focused on the identification and development of novel therapeutic compounds for the treatment of viral diseases and cancer. Ribapharm’s research focus is based on extending the library of nucleoside analogs through new synthesis and screening efforts. This is a proven approach that led to the identification of ribavirin by the Company and to other nucleoside therapeutics, in particular, antiviral and anticancer drugs, by other companies. Given the success of the use of nucleoside analogs in the areas of antiviral and anticancer research, the Company is focusing its research and development efforts in these two therapeutic areas.

There can be no assurance of the results of any of the Company’s and Ribapharm’s research and development efforts or the ultimate commercial success of any of the products in development.

Discontinued Operations

The Company has made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials businesses and manufacturing capability in Central Europe and Circe unit. The results of operations and financial position of these entities have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

Biomedical Products

The Company’s Biomedicals segment operates in thee primary areas: dosimetry, research chemicals and diagnostics.

Dosimetry:    The Company is a supplier of analytical monitoring services to detect personal occupational exposure to radiation. This service is provided to dentists, veterinarians, chiropractors, podiatrists, hospitals, universities, government institutions, nuclear power plants, small office practitioners and others exposed to ionizing radiation.

Research Chemicals:    The Company serves life science researchers throughout the world primarily through a catalog sales operation. The Company’s catalog lists approximately 55,000 products which are used by medical and scientific researchers. A majority of these products are purchased from third party manufacturers and distributed by the Company. Products include biochemicals, immunobiologicals, radiochemicals, tissue culture products and organic, rare and fine chemicals.

Diagnostics: Among the diagnostics marketed by the Company are reagents that are routinely used by physicians and medical laboratories to accurately and quickly diagnose hundreds of patient samples for a variety of disease conditions.

Russia

The Company’s operations in Russia have historically been affected by economic developments in the region. While the Russian economy continues to show improvement since the financial crisis that began in August 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 rubles to $1 to a rate of 27.5 rubles to $1 by the end of 1999. To date, while the ruble has continued to devalue, it has devalued at a steady, and recently, slowing rate. There is continued volatility in the debt and equity market, high inflation persists, confidence in the banking sector has yet to be restored and there continues to be a general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within Russia continue to evolve. Russia’s return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company’s control.

At December 31, 2002, the ruble exchange rate was 31.8 rubles to $1 as compared with the rate of 30.1 rubles to $1 and 28.2 rubles to $1 as of December 31, 2001 and 2000, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation and exchange losses of $1.4 million, $1.5 million and $3.5 million, related to its Russian operations during 2002, 2001 and 2000, respectively. As of December 31, 2002, ICN Russia had a net monetary asset position of approximately $16.1 million, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined. The Company’s management continues to manage its net monetary exposure.

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

Other Discontinued Operations

The Company’s raw materials businesses in Central Europe consists of the manufacture and sale of non-finished form pharmaceutical products in Hungary and the Czech Republic. The Company intends to divest this business and all other manufacturing facilities in Hungary and the Czech Republic.

The Company’s Photonics business consisted of laser-based products, sold under the N-Lite™ and CoolTouch™ brands, for the reduction of wrinkles. The Photonics business included the acquisitions of Medical Alliance, Inc., which occurred in January 2001 and CoolTouch™ Corporation, which occurred in February 2002. The Company disposed of its Photonics business in two stages. First, it discontinued the medical services business in September 2002. Second, the Company sold the laser device business in February 2003 for approximately $505,000. The Company recorded a loss on disposal of discontinued operations of $37,909,000 in 2002, related to the disposal of the Photonics business. These amounts are included in income (loss) from discontinued operations.

On March 11, 2002 the Company acquired Circe Biomedical, Inc. (“Circe”), a development stage company for $26,000,000 in cash and stock. The Company disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price. The Company recorded a loss on disposal of discontinued operations charge of $22,943,000 in 2002, which is included in income (loss) from discontinued operations.

The Company is currently actively marketing for sale its Russian Pharmaceuticals segment, Biomedicals segment and raw materials businesses and manufacturing capability in Hungary and the Czech Republic. Based on this event, the Company performed an analysis of these businesses in accordance with SFAS No. 144. As a result of this analysis, the Company recorded an impairment charge of $147,351,000 in 2002, which represents the excess of the carrying value of the long-lived assets over their fair value, as determined using discounted cash flows analysis, appraisals and purchase offers. The Company expects all of its discontinued operations will be sold by the end of 2003.

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

The Company plans to focus on the major markets that represent approximately 85% of the worldwide pharmaceutical market share, namely the U.S., Germany, Spain, Italy, Poland, France, U.K., Canada and Mexico.

The Company has a marketing and sales staff of approximately 3,100 persons (1,800 persons in businesses to be divested) who promote its pharmaceutical products. As part of its marketing program for pharmaceuticals, the Company uses direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposia and sells through distributors in countries where it does not have its own sales staff.

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

Competition

The Company operates in a highly competitive environment. The Company’s competitors, many of whom have substantially greater capital resources and marketing capabilities and larger research and development staffs and facilities, are actively engaged in marketing similar products and developing new products similar to those proposed to be developed by the Company. The Company believes that many of its competitors spend significantly more on research and development related activities. Competitive factors vary by product line and customer and include service, product availability and performance, price and technical capabilities. Others may succeed in developing products that are more effective than those presently marketed or proposed for development by the Company. Progress by other researchers in areas similar to those explored by the Company may result in further competitive challenges.

The Company and Ribapharm also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of their currently marketed products expire. These competitors may also seek to challenge the validity of the Company’s and Ribapharm’s patents. An adverse result in a patent dispute may preclude commercialization of the Company’s products, or negatively impact sales of existing products. In January 2003, Ribapharm settled litigation with Roche challenging validity of Ribapharm’s ribavirin patents. The terms of this settlement include a license by Ribapharm of ribavirin to Roche, under which Roche will pay a royalty on sales of ribavirin. See “Business—Licenses, Patents, and Trademarks (Proprietary Rights)”. In addition, three generic pharmaceutical companies have filed abbreviated NDAs with the FDA to market generic forms of ribavirin in combination therapy for the treatment of HCV. See “Business—Licenses, Patents, and Trademarks (Proprietary Rights)”. The Company and Ribapharm have sued these companies to prevent them from marketing a generic form of ribavirin. The results of these actions are uncertain.

Manufacturing

The Company manufactures most of its pharmaceutical products at its manufacturing plants around the world. The Company believes it has sufficient manufacturing facilities to meet its needs for the foreseeable future. The Company has indicated that as a part of its strategy to improve operational performance, all manufacturing operations not otherwise included in discontinued operations are being assessed for potential consolidation with other Company operated facilities. All of the manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.

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

Employees

As of December 31, 2002, the Company employed 11,625 persons. These employees included approximately 7,050 in production, 3,100 persons in sales and marketing, 150 in research and development, and 1,330 in general and administrative matters. The Company employed approximately 7,800 persons in businesses to be divested as of December 31, 2002. The majority of the Company’s employees in Mexico, Spain, Poland and Hungary are covered by collective bargaining or similar agreements. Substantially all of the employees in the Czech Republic, Poland and Hungary are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. The Company currently considers its relations with its employees to be satisfactory and has not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded its business operations.

Licenses, Patents and Trademarks (Proprietary Rights)

Ribavirin

Ribapharm has three U.S. patents related to ribavirin. These patents claim uses of ribavirin, including treatment of hepatitis C alone and in combination therapy with interferon alpha. These patents expire in 2016.

Schering has five U.S. patents covering specific formulations of ribavirin. These patents expire in 2017. Schering also has at least three U.S. patents covering the use of ribavirin with interferon alpha-2b in combination therapy for the treatment of HCV. These patents expire between 2015 and 2018. Schering has advised the Company and Ribapharm that it has licensed its patents relating to ribavirin as part of a combination therapy for the treatment of HCV to Roche and also announced licensing its U.S. patents relating to ribavirin to three generic manufacturers, as described below.

Ribapharm has a European Union patent claiming methods of using of ribavirin for medical treatment for arboviruses, including the virus responsible for hepatitis C. This patent expires in 2005. The Company and Ribapharm have filed for an extension of this patent until 2010 in the relevant countries of the European Union, Switzerland and Japan.

In September 2002, the European Union granted Roche approval to market Copegus, its version of ribavirin, in combination with Pegasys, its version of pegylated interferon alfa-2b, for both relapsed and treatment-naïve adult HCV patients. In the United States, Copegus was approved in combination with Roche’s Pegasys on

December 3, 2002. Roche made various regulatory filings seeking to invalidate certain of Ribapharm’s patents relating to ribavirin, and the Company and Ribapharm and Roche initiated various legal actions against each other in the United States and Europe relating to Ribapharm’s patents

On January 6, 2003, the Company, Ribapharm and Roche reached agreement on a settlement of these patent disputes. The companies agreed to stop all legal actions between them regarding ribavirin. Under the settlement, Roche will continue to register and commercialize Copegus, globally. The terms of this settlement agreement include a license by Ribapharm of ribavirin to Roche. The license authorizes Roche to make, have made and to sell Copegus under Ribapharm’s patents. Roche will pay royalty fees to Ribapharm on all sales of Copegus for use in combination therapy with interferon alpha or pegylated interferon alpha-2b beginning in 2003. No royalties under the Roche agreement were earned by or paid to Ribapharm in fiscal year 2002. The Company and Ribapharm understand that Roche sells ribavirin at prices below those charged by Schering. As a result, Ribapharm could experience a decline in royalty revenues from Schering, and it is uncertain if royalty revenues from Roche will offset the effect of any such decline.

The Company and Ribapharm believe others cannot manufacture, import or sell ribavirin for the treatment of HCV in the U.S., designated countries of the European Union or Japan without infringing on Ribapharm’s patent rights unless those patents are invalidated or they obtain a license from Ribapharm.

Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which was recently merged into its parent, Geneva Pharmaceuticals, Inc. (“Geneva”) an indirect subsidiary of Novartis, Three Rivers Pharmaceuticals, LLC and Teva Pharmaceuticals USA, Inc. submitted abbreviated NDA’s for generic forms of ribavirin in combination therapy for the treatment of HCV. The Company and Ribapharm have sued all three companies to prevent them from marketing a generic form of ribavirin. The cases are all before the same judge, and have been coordinated with respect to a common trial date, which is currently set for June 2, 2003. In general, the Federal Food, Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, prohibits the FDA from giving final marketing approval to these abbreviated NDAs until 30 months after the applicants notify Ribapharm of their intent to seek approval from the FDA. However, the FDA could grant marketing approval prior to expiration of this period if a court rules that Ribapharm’s patents are invalid or unenforceable, or that a generic manufacturer of ribavirin would not infringe Ribapharm’s patents, or if a court determines that a party has unreasonably delayed the progress of the patent litigation. The defendants have asserted in the litigation that Ribapharm patents are not infringed, and that the claims of the patents are invalid.

Schering also sued all three generic pharmaceutical companies to prevent them from marketing a generic form of ribavirin. However, Schering has announced it has entered into license agreements with each of the three companies that settled all litigation between them regarding Schering’s U.S. patents for ribavirin and its use in treating HCV. Under terms of the agreements, Schering granted to each company a non-exclusive, non-sublicensable license to its U.S. ribavirin patents. The agreements do not affect the three companies’ litigation with the Company and Ribapharm. The Company and Ribapharm believe their patent position to be unchanged by Schering’s settlements with the three generic pharmaceutical companies.

The Company’s Approach

As a general policy, the Company and Ribapharm expect to seek patents, where available, on inventions concerning novel drugs, techniques, processes or other products that they may develop or acquire in the future. However, there can be no assurance that any patents applied for will be granted, or that, if granted, they will have commercial value; also there can be no assurance as to their breadth or the degree of protection which these patents, if issued, will afford the Company and Ribapharm. In some instances, the Company and Ribapharm intend to rely substantially on their unpatented proprietary know-how, but there can be no assurance that others will not develop substantially equivalent proprietary information or otherwise obtain access to the Company’s and Ribapharm’s know-how. Patents for pharmaceutical compounds are not available in certain countries in which the Company and Ribapharm market their products. Marketing approvals in certain foreign countries provide an additional level of protection for products approved for sale in such countries.

Other organizations may in the future apply for and be issued patents or own proprietary rights covering technology that may become useful to the Company’s and Ribapharm’s business. The extent to which the Company and Ribapharm at some future date may need to obtain licenses from others is not known.

November 2000 Schering Agreement

In November 2000, the Company and Ribapharm entered into an agreement that provides Schering and an affiliate with certain rights to license various products the Company and Ribapharm may develop. Under the terms of the agreement, Schering has the option to exclusively license on a worldwide basis up to three compounds that the Company or Ribapharm may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin or Viramidine. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering is required to take over all developmental costs and responsibility for regulatory approval for that compound.

Under the terms of the agreement, the Company and Ribapharm also granted Schering the right of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as the right of first/last refusal with respect to Levovirin and Viramidine (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, the Company and Ribapharm must notify Schering if they intend to offer a license or other rights with respect to any of these compounds to a third party. At Schering’s request, the Company or Ribapharm, as the case may be, must negotiate in good faith on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company or Ribapharm cannot reach an agreement with Schering, they are permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company or Ribapharm, as the case may be, must offer substantially similar terms to Schering, which terms Schering has the right to match.

If Schering does not exercise its option or Refusal Rights as to a particular compound, the Company or Ribapharm may continue to develop that compound or license that compound to other third parties. The agreement with Schering will terminate the later of 12 years from the date of the agreement or the termination of the License Agreement with Schering. The agreement was entered into as part of the resolution of claims asserted by Schering against the Company and Ribapharm, including claims regarding the Company’s and Ribapharm’s alleged improper hiring of former Schering research and development personnel and claims that they were not permitted to conduct hepatitis C research.

In June 2001, the Company and Ribapharm licensed Levovirin to Roche. The November 2000 agreement with Schering granted Schering Refusal Rights for Levovirin. Although the Company and Ribapharm believe they have complied with the Refusal Rights, Schering may allege that the Company and Ribapharm have not complied with the Refusal Rights as to Levovirin.

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

Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an IND with the FDA. In addition, there are three phases of human testing. Phase I safety tests for human clinical experiments, generally in normal, healthy people; Phase II expanded safety tests conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase III greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of a NDA to the FDA. The preparation of a NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA could take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. No assurance can be given that authorization for commercial sale by the Company of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States and other regulatory agencies in other countries also periodically review approved drugs and inspect manufacturing facilities.

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

Litigation, Government Investigations and Other Matters

Litigation:  See Note 13 and 17 of Notes to Consolidated Financial Statements for a description of the Company’s litigation and government investigations.

Product Liability Insurance:  The Company is currently self-insured with respect to product liability claims. The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company’s results of operations and cash flows.

Eastern European Developments

During 1999, the Company’s operations in Eastern Europe were adversely affected by economic and political developments in the region, including the Yugoslavian government’s seizure of the Company’s Yugoslavian operations.

On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company’s 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company’s equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on a unilaterally imposed recalculation of the Company’s original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment in ICN Yugoslavia to fair value, estimated to be zero. The Company did not recognize any income or losses from ICN Yugoslavia in the years ended 2002, 2001 and 2000.

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

Foreign Operations

The Company operates directly and through distributors in North America, Latin America (principally Mexico), Western Europe (including Poland, Hungary and the Czech Republic) and through distributors elsewhere in the world. For financial information about domestic and foreign operations, see Note 14 of Notes to Consolidated Financial Statements.

Approximately 54%, 60%, and 59% of the Company’s revenues from continuing operations for the years ended December 31, 2002, 2001 and 2000 were generated from operations outside the United States Foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation and other restrictive governmental action. Changes in the relative values of currencies take place from time to time and may materially affect the Company’s results of operations. Their effects on the Company’s future operations are not predictable. The Company does not currently provide a hedge on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging program is available.

Item 2.     Properties

The following are the principal facilities of the Company and its subsidiaries:

Location	Purpose	Owned or Leased	Square Footage
North America
Costa Mesa, California	Corporate headquarters and administrative offices	Owned	178,000
* Orangeburg, New York	Manufacturing facility	Owned	100,000
* Aurora, Ohio	Offices and manufacturing facility	Leased	75,850
Humacao, Puerto Rico	Offices and manufacturing facility	Owned	397,000
Montreal, Canada	Offices and manufacturing facility	Owned	93,519

Latin America
Mexico City, Mexico	Offices and manufacturing facility	Owned	189,581

Western Europe
Barcelona, Spain	Offices and manufacturing facility	Owned	93,991
Birsfelden, Switzerland	Offices and manufacturing facility	Owned	1,158,338
* Prague, Czech Republic	Offices and manufacturing facility	Owned	262,032
* Tiszavasvari, Hungary	Offices and manufacturing facility	Owned	1,439,983
Rzeszow, Poland	Offices and manufacturing facility	Owned	459,995
Warsaw, Poland	Offices and manufacturing facility	Owned	108,790

Eastern Europe
* Chelyabinsk, Russia	Offices and manufacturing facility	Owned	329,405
* Moscow, Russia	Eastern European headquarters	Owned	102,400
* St. Petersburg, Russia	Offices and manufacturing facility	Owned	350,033
* Tomsk, Russia	Offices and manufacturing facility	Owned	301,680
* Yoshkar-Ola, Russia	Offices and manufacturing facility	Owned	737,802

In the opinion of the Company’s management, all facilities occupied by the Company are adequate for present requirements, and the Company’s current equipment is considered to be in good condition and suitable for the operations involved.

*  These facilities are included in the Consolidated Financial Statements in discontinued operations.

Item 3.     Legal Proceedings

See Note 13 of Notes to Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matters to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (Symbol: ICN). As of March 17, 2003, there were 6,326 holders of record of the Company’s common stock.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange—Composite Transactions reporting system.

	2002		2001
Fiscal Quarters	High	Low	High	Low
First	$33.08	$26.61	$30.81	$20.69
Second	$30.98	$22.60	$34.73	$23.25
Third	$23.64	$7.56	$33.89	$24.01
Fourth	$11.94	$6.40	$33.50	$24.20

Dividend Policy

In June 2001, the Board of Directors increased the quarterly dividend to 7.5 cents per share. In March 2002, the Board of Directors increased the quarterly dividend to 7.75 cents per share.

The Board of Directors will continue to review the Company’s dividend policy. The amount and timing of any future dividends will depend upon the financial condition and profitability of the Company, the need to retain earnings for use in the development of the Company’s business, contractual restrictions and other factors. In view of the completion of the Ribapharm public offering, the Company’s consideration of its structural and strategic initiatives and other factors, the Company is reconsidering its cash dividend policy and may determine to reduce or eliminate its cash dividend.

Recent Sales of Unregistered Securities

In 2002, 2001 and 2000, the Company issued the following equity securities that were not registered under the Securities Act of 1933. In each instance the securities were issued pursuant to the private placement exemptions under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder, based on the securities being issued to a limited number of purchasers subject to restrictions on resale:

In April 2002, the Company acquired Circe Biomedicals, Inc. a development stage company for $25.9 million, of which $5.9 was paid in cash and the balance in 565,010 unregistered shares of the Company’s common stock. The shares were registered under the Securities Act of 1933 in August 2002.

In February 2002, the Company acquired certain assets from CoolTouch Corporation, a provider of non-ablative cosmetic lasers, for 1,492,331 unregistered shares of the Company’s common stock valued at approximately $14.5 million. The shares were registered under the Securities Act of 1933 in August 2002.

In July 2001, the Company completed an offering of $525 million of 6 1/2% convertible subordinated notes due 2008 for net proceeds of approximately $507 million, which were sold to UBS Warburg as initial purchaser. The notes are convertible into 15,326,010 shares of the Company’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes or $34.26 per share, subject to anti-dilution adjustments. As a result of the Ribapharm Offering, Ribapharm became jointly and severally liable for the principal and interest obligations under the notes. In the event of a spin-off of Ribapharm, converting note holders would receive the Company’s common stock and the number of shares of Ribapharm common stock the note holders would have received had the notes been converted immediately prior to the spin-off. A resale registration for the notes under the Securities Act of 1933 was declared effective by the SEC in November 2001.

In February 2001, the Company issued 92,275 unregistered shares of the Company’s common stock valued at approximately $2.7 million to Roche in settlement of a stock price guarantee.

In July 2000, the Company acquired the Swiss pharmaceutical company Solco Basel AG for $30.4 million, of which $25.2 million was paid in cash and the balance in 125,000 unregistered shares of the Company’s common stock valued at approximately $5 million.

Item 6.     Selected Financial Data

The following table sets forth certain consolidated financial data for the five years in the period ended December 31, 2002. The Company’s selected historical financial data for each of the years in the five year period ended December 31, 2002 were derived from the audited consolidated financial statements of the Company. The trends in the Company’s revenues and net income (loss) are affected by several business combinations completed in fiscal years 1998 through 2002. During 2002, the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, raw materials business and manufacturing capability in Central Europe, Photonics business and Circe unit. The results of operations and the financial position of the divested businesses have been reflected as discontinued operations. The consolidated financial data for each of the years in the five year period ended December 31, 2002 have been restated to conform to discontinued operations presentation. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Revenues:
Product sales	$466,809	$483,834	$441,557	$433,105	$539,345
Royalties	270,265	136,989	155,100	108,885	37,425

Total revenues	737,074	620,823	596,657	541,990	576,770

Costs and expenses:
Cost of product sales	157,013	149,554	143,303	128,390	204,814
Selling, general and administrative expenses(2)	530,953	219,003	217,894	183,307	205,056
Research and development costs	49,531	28,706	16,383	8,212	16,479
Amortization expense	30,341	28,733	27,590	25,663	18,636
Eastern European charges(5)	—	—	—	—	428,403

Total expenses	767,838	425,996	405,170	345,572	873,388

Income (loss) from operations	(30,764)	194,827	191,487	196,418	(296,618)
Other income (loss), net including translation and exchange	8,707	3,084	(2,077)	(2,739)	(23,745)
Gain on sale of subsidiary stock(3)	261,937	—	—	—	—
Loss on early extinguishment of debt(4)	(25,730)	(32,916)	(4,962)	—	—
Interest income	5,644	9,473	12,483	8,865	15,311
Interest expense	(42,856)	(55,665)	(60,248)	(55,439)	(37,757)

Income (loss) from continuing operations before income taxes, and minority interest	176,938	118,803	136,683	147,105	(342,809)
Provision for income taxes	74,963	42,078	34,408	26,703	5,393
Minority interest	17,730	174	(509)	(2,927)	(41,300)

Income (loss) from continuing operations	84,245	76,551	102,784	123,329	(306,902)
Loss from discontinued operations, net of taxes(1)	(197,288)	(12,417)	(12,604)	(4,703)	(45,172)
Cumulative effect of change in accounting principle(6)	(21,791)	—	—	—	—

Net income (loss)	$(134,834)	$64,134	$90,180	$118,626	$(352,074)

Per share information:
Income (loss) from continuing operations—basic	$1.01	$94	$1.30	$1.58	$(4.17)
Discontinued operations	(2.37)	(0.15)	(0.16)	(0.06)	(0.61)
Cumulative effect of change in accounting principle	(0.26)	—	—	—	—

Net income (loss) per share—basic:	$(1.62)	$0.79	$1.14	$1.52	$(4.78)

Income (loss) from continuing operations—diluted	$1.00	$0.92	$1.25	$1.50	$(4.17)
Discontinued operations	(2.35)	(0.15)	(0.15)	(0.05)	(0.61)
Cumulative effect of change in accounting principle	(0.26)	—	—	—	—

Net income (loss) – diluted	$(1.61)	$0.77	$1.10	$1.45	$(4.78)

Cash dividends paid	$0.31	$0.30	$0.29	$0.28	$0.24

Balance Sheet Data:
Working capital	$397,070	$509,601	$317,356	$318,533	$162,177
Net assets of discontinued operations(1)	153,762	267,482	240,939	265,146	216,587
Total assets(1)(5)(6)	1,488,549	1,754,365	1,477,072	1,472,261	1,356,396
Total debt(4)(5)(6)	485,471	739,377	511,106	604,435	508,463
Stockholders’ equity(1)(2)(5)(7)	703,690	810,717	757,194	683,572	586,164

See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)	During 2002, the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, raw materials businesses and manufacturing capability in Hungary and the Czech Republic, Photonics business and Circe unit. This decision required the Company to evaluate the carrying value of the divested businesses in accordance with the Statement of Accounting Standard (“SFAS”) No. 144 Accounting for the Disposal of Long-lived Assets. As a result of this analysis, the Company recorded impairment charges of $160,010,000 (net of an income tax benefit of $48,193,000) in the year ended December 31, 2002.

(2)	The Company recorded $241,543,000 and $4,034,000 of non-recurring and other unusual charges, which are included in selling, general and administrative expenses, for the years ended December 31, 2002 and 2001, respectively. The non-recurring and other unusual charges include compensation costs related to the change in control, severance costs, expenses incurred in connection with the Ribapharm initial public offering, write-off of certain assets, environmental clean-up costs and costs incurred in the Company’s recent proxy contests. See Note 4 of Notes to Consolidated Financial Statements for a detailed description of non-recurring and other unusual charges.

(3)	In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm. In connection with the Ribapharm public offering, the Company recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs.

(4)	On April 17, 2002, the Company used the proceeds of the Ribapharm Offering to complete its tender offer and consent solicitation for all of its outstanding 8 3/4% Senior Notes due 2008. The redemption of these notes resulted in a loss on extinguishment of debt of $43,268,000. In July and August 2002, the Company repurchased $59,410,000 principal amount of its 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, the Company recorded a gain on early extinguishment of debt of $17,538,000.

During 2001, the Company repurchased $117,559,000 of its outstanding 8 3/4% Senior Notes and redeemed and repurchased $190,645,000 of its 9 1/4% Senior Notes, resulting in a loss on early extinguishment of debt of $32,916,000. In addition, the Company issued $525,000,000 of 6 1/2% Convertible Subordinated notes in July 2001.

During 2000, the Company repurchased $84,355,000 of its outstanding 9 1/4% Senior Notes and $12,830,000 of its outstanding 8 3/4% Senior Notes. The repurchase generated a loss on early extinguishment of debt of $4,962,000.

(5)	As a result of political and economic events in Eastern Europe, including the Yugoslavian government’s seizure of the Company’s Yugoslavian operations effective November 26, 1998, the Company has recorded write-offs and provisions for losses related to Eastern Europe totaling $438,602,000 in the year ended December 31, 1998. Of this total amount, $428,403,000 is included in operating expenses, representing the write-off of the Company’s investment in Yugoslavia and related assets ($235,290,000), provisions for losses on accounts and notes receivable (including accounts and notes receivable from the Yugoslavian government) ($192,317,000), and the write-off of certain investments ($796,000). The losses related to Eastern Europe also include reductions in the value of certain inventories ($6,072,000) included in cost of product sales and a charge against interest income ($4,127,000). As a result of the seizure of the Company’s Yugoslavian operations, the Company deconsolidated the financial statements of ICN Yugoslavia and is currently accounting for its ongoing investments using the cost method. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Operations.”

(6)	During 2002, the Company completed the transitional impairment test required by SFAS 142, Goodwill and Other Intangible Assets. As a result, the Company recorded an impairment loss of $25,332,000 offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

(7)	Dividends paid for 2002, 2001, 2000 and 1999 include the fourth quarter distributions declared and paid in the first quarter of the following year.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

ICN Pharmaceuticals, Inc. (the “Company”) is a research-based global pharmaceutical company that develops, manufactures and distributes a broad range of prescription and non-prescription pharmaceuticals under the ICN brand name. The Company has four reportable pharmaceutical segments comprising the pharmaceutical operations in North America, Latin America, Western Europe and Asia, Africa and Australia. In addition, the Company has a majority-owned subsidiary, Ribapharm Inc. (“Ribapharm”). In April 2002, the Company sold, through an initial public offering, 29,900,000 shares of common stock of Ribapharm, representing 19.93% of Ribapharm’s 150,000,000 outstanding shares of common stock. The Company continues to own 120,100,000 shares of common stock of Ribapharm, representing 80.07% of the total outstanding common stock as of December 31, 2002.

As a result of the May 29, 2002 Annual Meeting of Stockholders, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to the Board of Directors. Under the terms of employment agreements with some key executives, a long-term stock incentive plan and the Company’s Amended and Restated 1998 Stock Option Plan, the results of the 2002 election, together with the results of the 2001 election, constitute a change of control, which triggered certain rights on the part of the key executives and holders of stock options and restricted stock awards. See Note 4 to Notes to Consolidated Financial Statements.

On June 18, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees effective June 30, 2002. Mr. Panic remains as one of the Company’s directors. The Company’s Board of Directors appointed Mr. Robert W. O’Leary as interim Chief Executive Officer and as Chairman of the Board effective June 19, 2002. On November 7, 2002, Mr. O’Leary was appointed to the permanent position of Chief Executive Officer and Chairman of the Board. In November 2002 the Company appointed Mr. Timothy C. Tyson as President and Chief Operating Officer and Mr. Bary G. Bailey as Executive Vice President and Chief Financial Officer.

Restructuring

During 2002, the Company conducted a strategic review of its operations. As a result of that review, the Company now intends to emphasize its specialty pharmaceuticals business, to divest itself of those businesses that do not fit the Company’s strategic growth plans and to exert efforts to bring its overall cost structure in line with industry averages. Key elements of the strategic repositioning include the following:

•	Refocusing the Company’s specialty pharmaceuticals business in North America, Latin America, and Western and Central Europe, particularly Germany, Italy and Poland, with greater attention on selected therapeutic areas.

•	Bolstering the Company’s product development capabilities across the organization to broaden and develop the pipeline and extend existing product life cycles.

•	Divesting non-core businesses that do not fit the Company’s strategic growth plans.

•	Lowering costs, primarily in the Company’s corporate headquarters and European headquarters, which were subsequently closed.

•	Pursuing opportunities to rationalize the manufacturing network and improve product and supply chain operations.

As a result of this strategic review, the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials business and manufacturing capability in Hungary and the Czech Republic and Circe unit. The results of these operations and the related financial position have been reflected as discontinued operations in the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been restated to conform to the discontinued operations presentation for all historical periods presented.

At the time of the Ribapharm Offering, the Company stated that it intended to pursue a tax-free distribution of its remaining interest in Ribapharm to the Company’s stockholders (a “Spin-Off”), although there was no obligation to do so. Following the Company’s 2002 annual meeting of stockholders, which led to significant changes in composition of the board of directors and leadership of the Company, the Company announced that it was re-evaluating its past restructuring plans, including whether to pursue a potential Spin-Off. The Company is currently evaluating its options with respect to Ribapharm.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The Company’s actual results could differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss transfer to the customer. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. The sales return is recorded as a reduction of product sales. The Company earns royalty revenue at the time the products subject to the royalty are sold by a third party. Accordingly the Company accrues for earned royalty net of estimated returns and discounts. Royalty payments received from Schering-Plough Ltd. (“Schering”) are reduced by Schering’s cash payments for discounts, rebates and similar deductions. The Company evaluates the collectibility of its receivables at least quarterly. The Company’s methodology for establishing the allowance for bad debts varies with the regions in which it operates. The allowance for bad debts is based upon specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company also evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost and the remaining shelf life of goods on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and other expected future amounts in determining the amount of valuation allowance necessary. In the event the Company determines that actual taxable income will be less than expected or other future events will not occur, an adjustment to the valuation allowance would be charged to income in the period such determination was made. The Company periodically evaluates the carrying value of intangibles including the related amortization periods. In evaluating acquired product rights and other intangible assets, the Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the product line with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis. The Company evaluated the businesses included in discontinued operations by comparing the carrying value of the long-lived assets to their fair value, as determined using discounted cash flows analysis, appraisals and purchase offers.

Results of Operations

Certain financial information for the Company’s business segments is set forth below. This discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this document. For additional financial information by business segment, see Note 14 of Notes to Consolidated Financial Statements.

	Revenue
	2002	2001	2000
	(in thousands)
Pharmaceuticals:
North America	$90,011	$134,580	$112,712
Latin America	135,527	128,218	127,485
Western Europe	189,925	171,210	156,227
Asia, Africa, Australia	51,346	49,826	45,133

Total Pharmaceuticals	466,809	483,834	441,557
Ribapharm royalty revenues	270,265	136,989	155,100

Total revenues	$737,074	$620,823	$596,657

Cost of product sales	$157,013	$149,554	$143,303
Gross profit margin on product sales	66%	69%	68%

Year Ended December 31, 2002 Compared to 2001

Ribapharm Royalty Revenues:  Royalty revenues represent amounts earned by the Company’s Ribapharm subsidiary under the License and Supply Agreement (the “License Agreement”) with Schering. Under the License Agreement, Schering licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering’s alpha interferon (the “Combination Therapy”).

Schering has informed the Company and Ribapharm that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of its indigent patient marketing program. Schering claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. In August 2001, Schering withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering to be a retroactive adjustment of royalties previously paid to the Company and Ribapharm through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering has withheld on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company and Ribapharm recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. The Company and Ribapharm have not established a reserve for these amounts, because, in the opinion of management, collectibility is reasonably assured based upon Ribapharm management’s interpretation of the License Agreement and its understanding of the circumstances. Since the second quarter of 2001, the Company and Ribapharm no longer recognize any of these withheld royalty payments as income, as such amounts can no longer be determined due to a lack of information provided by Schering. The Company and Ribapharm have commenced arbitration with Schering to collect these royalties and prevent Schering from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties selected an arbitrator, discovery has commenced and arbitration hearings are currently expected to begin in May or June 2003. If the Company and Ribapharm do not succeed in this arbitration, Ribapharm may have to write off all or a portion of this receivable. If the Company and Ribapharm do succeed, Ribapharm will be entitled to receive the royalty payments on these indigent sales withheld by Schering.

Schering recently entered into license agreements with three generic pharmaceutical companies, which granted to the three companies non-exclusive, non-sublicensable licenses to Schering’s U.S. ribavirin patents. The outcome of the dispute regarding royalties from the indigent marketing program and Schering’s licenses to the three generic pharmaceutical companies could have a material negative impact on Ribapharm’s future royalty revenues.

In April 2002, Schering asserted a counterclaim against the Company and Ribapharm in this arbitration based on the Company’s alleged failure to assist Schering in securing certain distribution rights in Egypt. The Company and Ribapharm intend to vigorously contest this counterclaim.

Schering announced that it was served with two grand jury subpoenas by the United States Attorney for the District of Massachusetts which has been investigating certain of Schering’s sales and marketing practices. Among other information, the subpoenas seek a broad range of information concerning Schering’s sales, marketing and clinical trial practices and programs with respect to Rebetron, its sales and marketing contacts with managed care organizations and doctors and its offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. According to Schering, it is not possible to predict the outcome of the investigation, which could include the commencement of civil or criminal proceedings involving the imposition of fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs, nor whether the investigation will affect Schering’s marketing, sales or clinical trial practices.

The Company, which is not a party to, or otherwise involved in this investigation of Schering, cannot predict the impact, if any, of this investigation on royalty revenues under the License Agreement with Schering.

On January 6, 2003, the Company, Ribapharm and F. Hoffmann-La Roche Ltd. (“Roche”) reached agreement on a settlement regarding pending patent disputes over Roche’s combination anti-viral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement includes a license by Ribapharm of ribavirin to Roche. The license authorizes Roche to make or have made and to sell Copegus under Ribapharm’s patents. Roche will pay royalty fees to Ribapharm on all sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa. No royalties under the Roche agreement were earned by, or paid to, the Company and Ribapharm in fiscal year 2002.

Royalties for the year ended December 31, 2002 were $270,265,000 compared to $136,989,000 for the same period of 2001, an increase of $133,276,000 (97%). Revenues for 2002 are net of approximately $9,829,000 for estimated rebates and price concessions related to current period sales of ribavirin that are projected to be paid in subsequent periods. The increase is due to the launch in the United States of pegylated interferon alpha-2b and ribavirin combination therapy by Schering in October 2001 and the launch in Japan of ribavirin and interferon alpha-2b combination therapy by Schering in December 2001.

Revenues:  In the North America Pharmaceuticals segment, revenues for the year ended December 31, 2002 were $90,011,000, compared to $134,580,000 for the same period of 2001, a decrease of $44,569,000 (33%). The decrease in 2002 sales is primarily due to reduced sales to wholesalers beginning in the second quarter of 2002 in order to reduce inventories of the Company’s products at the wholesalers, which had accumulated over a period exceeding one year, and the Company’s decision to reduce shipments of its Mestinon® product in anticipation of the possibility of generic competition.

Assuming that customer demand for its products remains stable, management expects product sales to decline through the first half of 2003 as compared to the comparable period in the previous years, as the Company continues to reduce inventories of its products at wholesalers.

In the Latin America Pharmaceuticals segment, revenues for the year ended December 31, 2002 were $135,527,000, compared to $128,218,000 for the same period of 2001, an increase of $7,309,000 (6%). The increase is primarily due to an increase in sales in Mexico of $13,836,000, which included an increase in sales of Bedoyecta® and Virazole® of $6,120,000. The increase in sales was partially offset by an aggregate 13% devaluation in currencies in the region.

In the Western Europe Pharmaceuticals segment, revenues for the year ended December 31, 2002 were $189,925,000 compared to $171,210,000 for the same period of 2001, an increase of $18,715,000 (11%). The increase is primarily due to an increase in sales in Italy and Germany of $9,912,000, primarily due to new product acquisitions, and an increase in sales in Poland of $6,531,000.

In the Asia, Africa and Australia (“AAA”) Pharmaceuticals segment, revenues for the year ended December 31, 2002 were $51,346,000 compared to $49,826,000 for the same period of 2001, an increase of $1,520,000 (3%). The increase is primarily due to an increase in Solcoseryl and Coraceten® product sales.

Gross Profit:  Gross profit margin on product sales from continuing operations decreased from 69% for the year ended December 31, 2001, to 66% for the same period of 2002. The decrease in gross profit is primarily due to reduced sales of higher margin products in the North America Pharmaceuticals segment, which lowered the Company’s overall gross profit margin.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were $530,953,000 for the year ended December 31, 2002, compared to $219,003,000 for the same period in 2001, an increase of $311,950,000. Included in selling, general and administrative expenses for the year ended December 31, 2002, are non-recurring and other unusual charges of $241,543,000, which primarily include stock compensation costs related to the change of control of the Company under the Company’s Amended and Restated 1998 Stock Option Plan ($61,400,000); severance costs related to cash severance payments to former executives of the Company and Ribapharm, the termination of Mr. Panic and employee severance benefits ($54,216,000); incentive compensation costs related to the acceleration of vesting of restricted stock upon the change of control ($12,022,000); executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000); professional fees related to the Ribapharm Offering ($13,000,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); the write-down of certain assets ($15,045,000); costs incurred in the Company’s recent proxy contest ($9,850,000); environmental related expenses ($8,298,000); and Czech flood damages ($1,578,000). During the year ended December 31, 2001, the Company recorded non-recurring and other unusual charges of $4,034,000, related to the Company’s 2001 proxy contest.

The remaining increase excluding non-recurring items of $74,441,000 reflects increased selling and advertising expenses of $26,165,000 incurred throughout all regions to promote the Company’s products. General and administrative expenses increased by $48,276,000 primarily due to increased legal and professional fees of $19,784,000, a compensation charge of $2,968,000 for the exercise of stock options, severance costs of $3,664,000, the write-off of deferred acquisition costs of $2,356,000, higher general and administrative expenses at Ribapharm of $7,907,000, write-down of assets of $2,696,000 and expenses of $3,391,000 related to the ICN International headquarters in Basel, Switzerland.

Research and Development:  Research and development expenses for the year ended December 31, 2002 were $49,531,000, compared to $28,706,000 for the same period in 2001, an increase of $20,825,000. The increase reflects Ribapharm’s expanded and intensified research and development efforts, primarily in the areas of antiviral and anticancer drugs. Ribapharm increased spending on the antiviral drug Viramidine, which is in Phase I clinical trials, and on the antiviral drug Hepavir B, which is in Phase I clinical trials in Europe. The Company commenced Phase II clinical trials on Viramidine during December 2002. Additionally, the Company increased research and development expenses on other initiatives, including work on anti-hepatitis C, anti-hepatitis C, anti-hepatitis B and anticancer compounds.

Other (Income) Loss, Net Including Translation and Exchange:  Other (income) loss, net including translation and exchange was ($8,707,000) for the year ended December 31, 2002 compared to ($3,084,000) for the same period in 2001. In the year ended December 31, 2002, the Company recorded translation gains related to the Company’s dollar denominated net assets in Latin America of $6,004,000 and $1,521,000 related to the AAA operations. In the same period of 2001, the Company recorded other income in connection with the licensing of Levovirin™ to Roche offset by translation and exchange losses of $1,916,000 primarily related to the AAA operations.

Gain on Sale of Subsidiary Stock:  In April 2002, the Company sold, through an initial public offering, 29,900,000 shares of common stock representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs.

Loss on Early Extinguishment of Debt:  Loss on early extinguishment of debt for the year ended December 31, 2002 was $25,730,000 compared to $32,916,000 for the same period of 2001. In 2002, the Company recorded a loss on extinguishment for debt of $43,268,000 in connection with a tender offer and consent solicitation for all of its outstanding 8¾% Senior Notes due 2008 (“8¾% Senior Notes”), which was partially offset by a gain on early extinguishment of debt of $17,538,000 on the repurchase of $59,410,000 principal amount of 6½% Convertible Subordinated Notes due 2008. In 2001, the Company recorded a loss on extinguishment of debt of $32,916,000 related to the redemption and repurchase of its 8¾% Senior Notes and 9¼% Senior Notes due 2005 (“9¼% Senior Notes”).

Interest Income and Expense:  Interest expense during the year ended December 31, 2002 decreased $12,809,000 compared to the same period in 2001. The decrease was the result of the repurchase of $194,611,000 of 8¾% Senior Notes in April 2002 and repurchases and redemption of the Company’s 9 1/4% Senior Notes and 8¾% Senior Notes which occurred throughout 2001, partially offset by the interest expense incurred on the 6½% Convertible Subordinated Notes due 2008 issued in July 2001. Interest income decreased from $9,473,000 in 2001 to $5,644,000 in 2002, as a result of the decrease in cash balance and the decline in interest rates during 2002 as compared to the same period of 2001.

Income Taxes:  The Company’s effective income tax rate for the year ended December 31, 2002 was 42% compared to 35% for 2001. The increase in the effective tax rate is primarily from non-deductible expenses the Company incurred in 2002, a shift in the mix of earnings to higher tax rate jurisdictions and losses incurred by foreign subsidiaries for which the Company currently receives no tax benefit. In connection with the Ribapharm Offering, the Company utilized its capital loss carryforwards of $72,736,000 and a portion of its net operating loss carryforwards to partially off-set the tax gain.

Loss from Discontinued Operations, Net of Taxes:  Loss from discontinued operations relates to the Company’s Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials businesses and manufacturing capabilities in Hungary and the Czech Republic and Circe unit and was $197,288,000 for the year ended December 31, 2002 compared to $12,417,000 for the same period in 2001. The loss for 2002 includes a loss on disposal of $160,010,000, net of taxes of $48,193,000, which reflects impairment charges for the write-down of assets to their fair market values less costs of disposal. Excluding impairment charges, the loss from discontinued operations for the year ended December 31, 2002 was $37,278,000. The increase in loss on discontinued operations for 2002 is primarily due to increased losses in the Photonics business and raw materials businesses and manufacturing capabilities in Hungary and the Czech Republic.

Cumulative Effect of Change in Accounting Principle:  During 2002, the Company completed the transitional impairment test required by SFAS 142. As a result, the Company recorded an impairment loss of $25,332,000 which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

Year Ended December 31, 2001 Compared to 2000

Ribapharm Royalty Revenues:  Ribapharm royalty revenues for the year ended December 31, 2001 were $136,989,000 compared to $155,100,000 for 2000, a decrease of 12%. The Company believes the decrease is primarily reflective of a slowdown in sales of Rebetron™ by Schering as physicians awaited marketing authorization pending FDA review and clearance for the use of pegylated interferon with ribavirin, which occurred in August 2001. The launch of this combination therapy was delayed until October 2001. Royalties for the fourth quarter of 2001 increased by $23,989,000 as compared to the similar period in 2000.

Revenues:  In the North America Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $134,580,000, compared to $112,712,000 for 2000, an increase of $21,868,000 (19%). North American revenues benefited from an increase of $18,900,000 (37%) from sales of dermatalogical products, including Efudix/Efudex®, Kinerase®, bleaches and Oxsoralen. The increase in sales of dermatological products included the introduction of Glyquin® in the fourth quarter of 2000, which contributed $7,270,000 to the increase.

In the Latin America Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $128,218,000, compared to $127,485,000 for 2000. The increase of $733,000 includes sales of $2,806,000 attributable to the acquisition of New Pharma S.A. in August 2001. This increase is partially offset by a decrease in sales volume.

In the Western Europe Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $171,210,000 compared to $156,227,000 for 2000, an increase of $14,983,000 (or 10%). The increase is primarily due to new product acquisitions of $4,902,000, revenues of $7,487,000 attributable to the 2000 acquisition of Solco Basel AG and an increase in sales in Poland of $8,367,000. The increase in Poland is primarily due to stronger sales of the cardiology drugs Aclotin® and Bisocard® of $2,751,000 and price increases of other products. The increase in revenues in 2001 was partially off-set by a decrease in sales in Hungary of $4,459,000.

In the AAA Pharmaceuticals segment, revenues for the year ended December 31, 2001 were $49,826,000 compared to $45,133,000 for 2000, an increase of $4,693,000 (or 10%). The increase includes revenues of $5,872,000 attributable to the 2000 acquisition of Solco Basel AG, partially offset by lower sales of Ancobon® and Fluorouracil® due to interruptions in supplies of products caused by transitioning these products from third party manufacturers to in-house manufacturing.

Gross Profit:  Gross profit margin on product sales increased to 69% for the year ended December 31, 2001 compared to 68% for 2000. The gross profit margin for all regions was relatively consistent for 2001 and 2000.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were $219,003,000 for the year ended December 31, 2001, compared to $224,651,000 for 2000, a decrease of $5,648,000 (3%). The decrease reflects a reduction in legal and professional fees, which were higher in 2000 due to the Department of Justice investigation and Securities and Exchange Commission litigation, partially off-set by an increase in selling general and administrative expenses of $5,659,000 related to the acquisitions completed in 2001 and in the third quarter of 2000.

Research and Development:  Research and development expenses for the year ended December 31, 2001 were $28,706,000, compared to $16,383,000 in 2000. The increase of $12,323,000 reflects the continued expansion of research and development efforts, primarily in the areas of antiviral and anticancer drugs. Total research and development spending for 2001 and 2000 was $50,909,000 and $36,686,000, respectively, which included capital for new equipment and facilities, as well as accelerated research programs to focus on the pipeline and new product development.

Other (Income) Loss, Net, Including Translation and Exchange:  Other (income) loss, net, including translation and exchange was ($3,084,000) for the year ended December 31, 2001 compared to $2,077,000 for

2000. In 2001, the Company recorded other income in connection with the licensing of Levovirin™ to Roche offset by translation and exchange losses of $1,916,000. In 2000, translation losses principally consisted of transaction losses of $1,649,000.

Interest Income and Expense:  Interest expense during the year ended December 31, 2001 decreased $4,583,000 compared to 2000, primarily due to the repurchase and redemption of the 8 3/4% and 9 1/4% Senior Notes during the fourth quarter of 2000 and in the second and third quarters of 2001. Interest income decreased from $12,483,000 in 2000 to $9,473,000 in 2001 as a result of the decrease in cash balance and decline in interest rates during 2001 as compared to 2000.

Income Taxes:  The Company’s effective income tax rate for the year ended December 31, 2001 was 35% compared to 25% for 2000. The increase in the effective tax rate is primarily due to the recognition, during the second quarter of 2000, of deferred tax assets through the reduction of the related valuation allowance for capital loss carryforwards amounting to $12,250,000. Excluding this reduction in valuation allowance the effective rate in 2000 would have been 34%.

Loss from Discontinued Operations, Net of Taxes:  Loss from discontinued operations relates to the Company’s Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials businesses and manufacturing capabilities in Hungary and the Czech Republic and Circe unit and was $12,417,000 for the year ended December 31, 2001 compared to $12,604,000 for the same period in 2000.

Liquidity and Capital Resources

Cash and cash equivalents totaled $245,184,000 at December 31, 2002 compared to $317,011,000 at December 31, 2001. Working capital was $397,070,000 at December 31, 2002 compared to $509,601,000 at December 31, 2001. The decrease in working capital of $112,531,000 is primarily due from a $71,827,000 decrease in cash and cash equivalents and an increase in accrued liabilities of $61,606,000 resulting from severance, legal and environmental reserves established in 2002 offset by an increase in taxes receivable of $15,669,000, and prepaid expenses of $6,885,000.

During the year ended December 31, 2002, cash provided by operating activities totaled $22,530,000, compared to cash provided by operating activities of $138,112,000 in 2001. During the year ended December 31, 2002, cash flow from operating activities was negatively impacted by certain non-recurring and other unusual cash payments. Those cash payments included cash paid for the compensation costs related to the change of control of the Company under the Company’s Stock Option Plan of approximately $61,400,000, costs incurred in the Company’s recent proxy contest of $9,850,000, professional fees related to the Ribapharm Offering of $13,000,000 and executive and director bonuses paid in connection with the Ribapharm Offering of $47,839,000.

Cash provided by investing activities was $222,053,000 for the year ended December 31, 2002 compared to cash used in investing activities in the amount of $119,065,000 for the same period of 2001. In 2002, net cash provided by investing activities principally consisted of proceeds from the Ribapharm Offering of $276,611,000, offset by payments for capital expenditures of $19,420,000 and acquisitions of license rights, product lines and businesses primarily in Western Europe and Latin America of $37,164,000. In 2001, net cash used in investing activities principally consisted of acquisitions of license rights, product lines and businesses totaling $49,981,000 and payments for capital expenditures of $47,689,000, principally representing an increase in the investment in research and development facilities in North America and distribution facilities in Western Europe.

Cash used in financing activities totaled $318,074,000 for the year ended December 31, 2002, including payments on long-term debt of $271,154,000 principally consisting of the repurchase of $194,611,000 principal of the Company’s outstanding 8¾% Senior Notes, the repurchase of $59,410,000 principal of the Company’s 6½% Convertible Subordinated Notes due 2008, the repurchase of an aggregate 1,146,000 shares of the Company’s common stock for $31,955,000 and cash dividends paid on common stock of $25,520,000. During

2001, cash provided by financing activities totaled $150,722,000. Proceeds from issuance of long-term debt totaled $507,430,000 including net proceeds from an offering of $525,000,000 of 6½% convertible subordinated notes due 2008, which the company completed in July 2001. The Company used cash for payments on long-term debt of $344,712,000 principally consisting of the repurchase of $190,645,000 principal of its outstanding 9¼% Senior Notes and $117,559,000 principal of its outstanding 8¾% Senior Notes. Cash dividends paid on common stock totaled $24,002,000.

Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through December 31, 2003, to fund anticipated acquisitions, capital expenditures and increase research and development expenditures. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions. Exclusive of the debt repurchases described above, the Company funds its cash requirements primarily from cash provided by its operating activities. Its sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

As of December 31, 2002, the Company loaned cash of $35,000,000 to Ribapharm under a line of credit. Borrowings on this line of credit are payable on December 31, 2003. Ribapharm has a payable to the Company of $56,330,000 as of December 31, 2002, which includes the line of credit. As of December 31, 2002, $79,750,000 of cash and cash equivalents was retained by Ribapharm. These funds may not be readily available to the Company unless Ribapharm declares a dividend or loans funds to the Company.

The Company contributed to Ribapharm the License Agreement with Schering and Ribapharm will receive all royalty payments which will reduce cash available to the Company and its other operations. The Company and Ribapharm are jointly and severally liable for the principal and interest obligations under the $525,000,000 Subordinated Convertible Notes due 2008 issued in July 2001. Under terms contained in an inter-debtor agreement between the Company and Ribapharm, the Company has agreed to make all interest and principal payments on the convertible notes.

The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company’s liquidity and financial performance.

The following summarizes the Company’s contractual obligations of continuing operations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual obligations:
6 1/2% convertible subordinated notes	$465,590	$—	$—	$465,590
Other long-term debt	15,397	709	4,206	10,482
Notes payable	4,484	3,214	1,270	—
Lease obligations	7,361	1,662	3,505	2,194

Total cash obligations	$492,832	$5,585	$8,981	$478,266

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

Costs of Products in Development

The Company, through its Ribapharm subsidiary, expects its research and development expenses to increase in the future, of which a large percentage will be to support product development programs for Viramidine, Hepavir B and IL-12. The Company and Ribapharm have conducted Phase I clinical trials on Viramidine in Europe and the United States and Ribapharm commenced Phase II clinical trials on Viramidine in the United States during December 2002. Ribapharm’s external research and development expenses for Viramidine are approximately $13,400,000 from inception of the project through December 31, 2002. Ribapharm initiated a Phase I clinical trial of Hepavir B in Europe in August 2002 and filed an investigational new drug application with the FDA in October 2002. Ribapharm’s external research and development expenses for Hepavir B are approximately $10,700,000 from inception through December 31, 2002. On December 19, 2002, Ribapharm applied to the FDA to reactivate the investigational new drug application to initiate human clinical trials for IL-12. Ribapharm is in the process of manufacturing IL-12.

Ribapharm licensed Levovirin to Roche in June 2001 on an exclusive basis. Roche is responsible for all future development costs of Levovirin.

It is not unusual for the clinical development of these types of products to take five years or more and to cost over $200,000,000. The time and cost of completing the clinical development of these product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved and whether or when the Company or Ribapharm license the product candidates to third parties. Due to these many uncertainties, the Company and Ribapharm are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates. In addition, there are no assurances that any of these product candidates will receive regulatory approval for use for the proposed indications or that these product candidates will be commercially successful.

Foreign Operations

Approximately 54%, 60%, and 59% of the Company’s revenues from continuing operations for the years ended December 31, 2002, 2001, and 2000, respectively, were generated from operations outside the United States. All of the Company’s foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time have and may, in certain instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict. The Company does not currently provide any hedges on its foreign currency exposure and, in certain countries in which the Company operates, no effective hedging programs are available.

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

At December 31, 2002, the ruble exchange rate was 31.8 rubles to $1 as compared with the rate of 30.1 rubles to $1 and 28.2 rubles to $1 as of December 31, 2001 and 2000, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation losses of $1,386,000, $1,500,000 and $3,525,000, included in loss on discounted operations related to its Russian operations during 2002, 2001 and 2000, respectively. As of December 31, 2002, ICN Russia had a net monetary asset position of approximately $16,120,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company’s results of operations. The Company’s management continues to work to manage its net monetary exposure. However, there can be no assurance that such efforts will be successful.

The Company’s Russian subsidiaries periodically engage in barter transactions related to the sale of its products in exchange for raw materials, other finished goods and costs or services incurred in the conduct of its operations. For each of the periods ended December 31, 2002, 2001, 2000, the Company’s Russian subsidiaries recorded approximately $1,000,000, $4,000,000 and $3,000,000, respectively, in revenue related to barter transactions.

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

Yugoslavia

On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company’s 75% owned subsidiary, ICN Yugoslavia. See “Business—Eastern European Developments.” As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company has deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998, and reduced the carrying value of its investment in ICN Yugoslavia to fair value, estimated to be zero.

Argentina

At December 31, 2002, the Company’s Argentine subsidiary recorded a foreign currency translation adjustment of $4,094,000 on its net assets reflecting a 55% devaluation of the Argentine peso. This non-cash adjustment reduced stockholder’s equity. In addition, the Company’s Argentine subsidiary recognized a translation loss of $2,052,000, included in other loss, on net assets denominated in non-peso currencies.

Acquired Products

The majority of products acquired by the Company are mature products with no effective patents, either because of expirations or the absence of legal protections provided by the local governments in the respective markets. Under the Company’s ownership, price increases and additional advertising and promotions were planned for selected products, as the Company believes they were not marketed to their greatest potential. The Company believes some of these products in specific markets have an adequate growth potential, and intends to develop a product strategy for such products.

The Company believes these products will continue to generate significant sales even without patent protection because the trademarks under which they are marketed are well-established and enjoy substantial customer brand-loyalty. Moreover, the relatively small sales volumes and market sizes for some of these products pose significant barriers to entry of generic competition.

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

New Accounting Pronouncements

On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF Issue No. 01-09 requires the costs of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. The Company reclassified $6,069,000 and $6,731,000 of such costs in its statements of income for the years ended December 31, 2001 and 2000 respectively, from selling, general and administrative expenses to a reduction in revenues. These reclassifications have no effect on net income.

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the exception to applying Accounting Principles Board Opinion No. 30 to all gains and losses related to extinguishments of debt. The Company adopted SFAS No. 145 for the year ended December 31, 2002. Losses on extinguishment of debt have been reclassified from extraordinary item for all periods presented.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price and currency risk. The Company seeks to manage its foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in the U.S. dollar and through operational means by managing local currency revenues in relation to local currency costs. The Company does not currently provide any hedges on its foreign currency exposure.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis.

Interest Rate Risk:  The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At December 31, 2002, the Company had $12,472,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 6 1/2% Subordinated Convertible Notes due 2008) totaling $465,590,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 15% of the Company’s weighted average interest rate on fixed-rate debt) affecting the Company’s financial instruments would have an immaterial effect on the Company’s 2002 pretax earnings. However, such a change would reduce the fair value of the Company’s fixed-rate debt instruments by approximately $16,100,000 as of December 31, 2002.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute forward looking statements. Those statements appear in a number of places in this Annual Report on Form 10-K. Examples of forward-looking statements include statements regarding, among other matters, the Company’s strategic review and repositioning, the Company’s acquisition strategy, the Company’s reorganization plans, the Company’s expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs and other factors affecting the Company’s financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as “may,” “will,” “intends,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or comparable terminology. Similarly, statements that describe the Company’s plans, strategies, intentions, expectations, objectives, goals or prospects are forward looking.

The forward looking statements in this and other reports generally assume a stable economic climate in the United States and other countries in which the Company operates and assumes that losses will not result from any risks to which the Company is subject, including the following:

•	the Company’s dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, restrictions on the exchange of currencies, limitations on foreign participation in local enterprises, health-care regulations, price controls, and other restrictive governmental conditions);

•	the risk of operations in Russia and Latin America in light of the unstable economic, political and regulatory conditions in such regions;

•	the risk of potential claims against certain of the Company’s research compounds;

•	the Company’s ability to successfully develop and commercialize future products;

•	the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire;

•	the potential impact of the Euro currency;

•	the Company’s ability to continue its expansion plan and to integrate successfully any acquired companies;

•	costs of defending and the results of lawsuits or the outcome of investigations pending against the Company;

•	the Company’s potential product liability exposure and lack of any insurance coverage thereof;

•	government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); business trends within the pharmaceutical industry and in other segments of the healthcare industry, including consolidations and mergers; and competition generally.

•	the Company modifying or abandoning its restructuring plan in light of its on-going strategic review and the successful adoption and execution of the Company’s strategic repositioning;

•	the fact that, beginning with the third quarter of 2002, Ribapharm was entitled to receive the payments by Schering and Ribapharm does not expect to pay any dividends in the foreseeable future.

Item 8.    Financial Statements and Supplementary Data

QUARTERLY FINANCIAL DATA

Following is a summary of quarterly financial data for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
2002
Revenues	$185,006	$180,811	$171,651	$199,606
Gross profit on product sales	91,769	77,456	68,515	72,056
Income (loss) from continuing operations	31,112	50,551	15,698	(13,116)
Loss from discontinued operations, net	(956)	(18,153)	(90,633)	(87,546)
Cumulative effect of change in accounting principle	(21,791)	—	—	—
Net income (loss)	8,365	32,398	(74,935)	(100,662)
Basic earnings (loss) per share from continuing operations	0.38	0.61	0.19	(0.16)
Discontinued operations, net of tax	(0.01)	(0.22)	(1.09)	(1.04)
Cumulative effect of change in accounting principle	(0.27)	—	—	—
Basic earnings (loss) per share—net income (loss)	0.10	0.39	(0.90)	(1.20)
Diluted earnings (loss) per share from continuing operations	0.37	0.56	0.19	(0.16)
Discontinued operations, net of tax	(0.01)	(0.18)	(1.09)	(1.04)
Cumulative effect of change in accounting principle	(0.26)	—	—	—
Diluted earnings (loss) per share—net income (loss)	$0.10	$0.38	$(0.90)	$(1.20)
2001
Revenues	$140,379	$149,043	$137,200	$194,201
Gross profit on product sales	75,292	80,041	78,586	100,361
Income (loss) from continuing operations	21,627	24,645	(7,896)	38,175
Income (loss) from discontinued operations, net	(605)	(3,382)	(3,800)	(4,630)
Net income (loss)	21,022	21,263	(11,696)	33,545
Basic earnings per share from continuing operations	0.27	0.30	(0.10)	0.47
Discontinued operations, net of tax	(0.01)	(0.04)	(0.04)	(0.06)
Basic earnings (loss) per share—net income (loss)	0.26	0.26	(0.14)	0.41
Diluted earnings (loss) per share from continuing operations	0.27	0.30	(0.10)	0.44
Discontinued operations, net of tax	(0.01)	(0.04)	(0.04)	(0.04)
Diluted earnings (loss) per share—net income (loss)	$0.26	$0.26	$(0.14)	$0.40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

December 31, 2002

Page
Report of Independent Accountants	39
Financial statements:
Consolidated balance sheets at December 31, 2002 and 2001	40
For the years ended December 31, 2002, 2001 and 2000:
Consolidated statements of income	41
Consolidated statements of stockholders’ equity	42
Consolidated statements of cash flows	43
Notes to consolidated financial statements	45
Financial statement schedule for the years ended December 31, 2002, 2001 and 2000:
II. Valuation and qualifying accounts	75
The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of ICN Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. (a Delaware corporation) and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 in Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and as a result changed its method of accounting for goodwill.

/S/    PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 6, 2003

ICN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except per share data)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$245,184	$317,011
Restricted cash	1,911	2,342
Accounts receivable, net	215,776	218,961
Inventories, net	88,862	91,099
Income taxes receivable	12,779	—
Prepaid expenses and other current assets	12,061	5,176

Total current assets	576,573	634,589

Property, plant and equipment, net	242,888	261,865
Deferred income taxes	39,180	61,737
Goodwill	261	14,878
Intangibles, net	384,286	399,738
Other assets	43,531	61,337

Total non-current assets	710,146	799,555
Assets of discontinued operations	201,830	320,221

	$1,488,549	$1,754,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$33,487	$36,332
Accrued liabilities	142,093	80,487
Notes payable and current portion of long-term debt	3,923	5,279
Income taxes payable	—	2,890

Total current liabilities	179,503	124,988
Long-term debt, less current portion	481,548	734,098
Deferred income taxes and other liabilities	52,288	30,654
Minority interest	23,452	1,169

Total non-current liabilities	557,288	765,921
Liabilities of discontinued operations	48,068	52,739

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,066 (2002) and 81,689 (2001) shares outstanding	841	817
Additional capital	1,027,335	995,243
Accumulated deficit	(256,809)	(96,055)
Accumulated other comprehensive income	(67,677)	(89,288)

Total stockholders’ equity	703,690	810,717

	$1,488,549	$1,754,365

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000
Revenues:
Product sales	$466,809	$483,834	$441,557
Royalties	270,265	136,989	155,100

Total revenues	737,074	620,823	596,657

Costs and expenses:
Cost of product sales	157,013	149,554	143,303
Selling, general and administrative expenses	530,953	219,003	217,894
Research and development costs	49,531	28,706	16,383
Amortization expense	30,341	28,733	27,590

Total expenses	767,838	425,996	405,170

Income (loss) from operations	(30,764)	194,827	191,487
Other income (loss), net including translation and exchange	8,707	3,084	(2,077)
Gain on sale of subsidiary stock	261,937	—	—
Loss on early extinguishment of debt	(25,730)	(32,916)	(4,962)
Interest income	5,644	9,473	12,483
Interest expense	(42,856)	(55,665)	(60,248)

Income from continuing operations before income taxes and minority interest	176,938	118,803	136,683
Provision for income taxes	74,963	42,078	34,408
Minority interest	17,730	174	(509)

Income from continuing operations	84,245	76,551	102,784
Loss from discontinued operations, net of taxes	(197,288)	(12,417)	(12,604)
Cumulative effect of change in accounting principle	(21,791)	—	—

Net income (loss)	$(134,834)	$64,134	$90,180

Basic earnings per share:
Income from continuing operations	$1.01	$0.94	$1.30
Discontinued operations	(2.37)	(0.15)	(0.16)
Cumulative effect of change in accounting principle	(0.26)	—	—

Basic net income (loss) per share	$(1.62)	$0.79	$1.14

Diluted earnings per share:
Income from continuing operations	$1.00	$0.92	$1.25
Discontinued operations	(2.35)	(0.15)	(0.15)
Cumulative effect of change in accounting principle	(0.26)	—	—

Diluted net income (loss) per share	$(1.61)	$0.77	$1.10

Shares used in per share computation:
Basic	83,279	81,124	79,395

Diluted	83,988	83,166	82,264

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000

(In thousands)

	Preferred Stock		Common Stock		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	—	$—	78,950	$789	$949,181	$(197,602)	$(68,796)	$683,572
Comprehensive income:
Net income	—	—	—	—	—	90,180	—	90,180
Foreign currency translation adjustments	—	—	—	—	—	—	(17,882)	(17,882)

Total comprehensive income								72,298
Exercise of stock options	—	—	1,193	12	14,556	—	—	14,568
Tax benefit of stock options exercised	—	—	—	—	2,721	—	—	2,721
Stock compensation	—	—	(25)	—	1,720	—	—	1,720
Redemption of common stock	—	—	(46)	—	(20)	—	—	(20)
Issuance of common stock in connection with acquisitions	—	—	125	1	4,999	—	—	5,000
Cash dividends	—	—	—	—	—	(22,665)	—	(22,665)

Balance at December 31, 2000	—	—	80,197	802	973,157	(130,087)	(86,678)	757,194
Comprehensive income:
Net income	—	—	—	—	—	64,134	—	64,134
Foreign currency translation adjustments	—	—	—	—	—	—	(2,610)	(2,610)

Total comprehensive income								61,524
Exercise of stock options	—	—	1,412	14	12,243	—	—	12,257
Tax benefit of stock options exercised	—	—	—	—	7,844	—	—	7,844
Stock compensation	—	—	(25)	—	1,682	—	—	1,682
Redemption of common stock	—	—	93	1	(1)	—	—	—
Issuance of common stock in connection with acquisitions	—	—	12	—	318	—	—	318
Cash dividends	—	—	—	—	—	(6,100)	—	(6,100)

Balance at December 31, 2001	—	—	81,689	817	995,243	(96,055)	(89,288)	810,717
Comprehensive income:
Net loss	—	—	—	—	—	(134,834)	—	(134,834)
Foreign currency translation adjustments	—	—	—	—	—	—	27,906	27,906
Unrealized loss on marketable equity securities and other	—	—	—	—	—	—	(6,295)	(6,295)

Total comprehensive loss								(113,223)
Exercise of stock options	—	—	860	9	13,481	—	—	13,490
Stock options exchanged for common stock	—	—	307	3	2,965	—	—	2,968
Tax benefit of stock options exercised	—	—	—	—	6,649	—	—	6,649
Stock compensation	—	—	235	2	9,004	—	—	9,006
Repurchase of common stock	—	—	(1,146)	(11)	(31,944)	—	—	(31,955)
Issuance of common stock in connection with acquisitions	—	—	2,121	21	31,937	—	—	31,958
Cash dividends	—	—	—	—	—	(25,920)	—	(25,920)

Balance at December 31, 2002	—	$—	84,066	$841	$1,027,335	$(256,809)	$(67,677)	$703,690

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Income from continuing operations	$84,245	$76,551	$102,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,242	53,484	49,433
Provision for losses on accounts receivable	761	1,950	5,745
Provision for inventory obsolescence	5,250	6,492	6,206
Translation and exchange (gains) losses, net	(8,707)	1,916	2,077
Loss on sale of assets	843	328	(226)
Deferred income taxes	22,612	9,108	10,901
Other non-cash losses	4,301	2,333	2,333
Incentive compensation cost	14,295	—	—
Write-off of capitalized offering costs	18,295	—	—
Write-down of certain assets	15,904	—	—
Gain on sale of subsidiary stock	(261,937)	—	—
Minority interest	17,730	174	(509)
Loss on extinguishment of debt	15,952	21,066	3,225
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	4,263	(34,096)	(10,436)
Inventories	1,629	1,750	(29,252)
Prepaid expenses and other assets	(22,131)	(23,733)	372
Trade payables and accrued liabilities	49,874	8,180	11,718
Income taxes payable	1,510	19,969	4,582
Other liabilities	10,068	267	3,635

Operating cash flow from continuing operations	30,999	145,739	162,588
Operating cash flow from discontinued operations	(8,469)	(7,627)	19,096

Net cash provided by operating activities	22,530	138,112	181,684

Cash flows from investing activities:
Capital expenditures	(19,420)	(47,689)	(37,582)
Acquisition of license rights, product lines and businesses	(37,164)	(49,981)	(45,581)
Proceeds from sale of assets	1,526	668	327
Proceeds from sale of subsidiary stock	276,611	—	—
(Increase) decrease in restricted cash	431	(1,962)	34
Cash acquired in connection with acquisitions	—	—	4,026
Termination of joint venture	—	—	(3,238)

Investing cash flow from continuing operations	221,984	(98,964)	(82,014)
Investing cash flow from discontinued operations	69	(20,101)	(8,781)

Net cash provided by (used in) investing activities	222,053	(119,065)	(90,795)

ICN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from financing activities:
Proceeds from issuance of long-term debt	686	507,430	3,394
Proceeds from issuance of notes payable	—	28	669
Proceeds from exercise of stock options	13,490	12,257	14,568
Payments on long-term debt	(271,154)	(344,712)	(105,869)
Payments on notes payable	(2,600)	(28)	(1,890)
Dividends paid	(25,520)	(24,002)	(22,665)
Repurchase of common stock	(31,955)	—	—
Funds (provided to) received from discontinued operations	(9,088)	(28,247)	7,852

Financing cash flow from continuing operations	(326,141)	122,726	(103,941)
Financing cash flow from discontinued operations	8,067	27,996	(8,824)

Net cash provided by (used in) financing activities	(318,074)	150,722	(112,765)

Effect of exchange rate changes on cash and cash equivalents	1,902	279	(496)

Net increase (decrease) in cash and cash equivalents	(71,589)	170,048	(22,372)
Cash and cash equivalents at beginning of year	325,253	155,205	177,577

Cash and cash equivalents at end of year	253,664	325,253	155,205
Cash and cash equivalents classified as part of discontinued operations	(8,480)	(8,242)	(7,788)

Cash and cash equivalents of continuing operations	$245,184	$317,011	$147,417

The accompanying notes are an integral part of these consolidated statements.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Organization and Background

ICN Pharmaceuticals, Inc. and Subsidiaries (the “Company”) was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. (“Biomedicals”), in a transaction accounted for using the purchase method of accounting (the “Merger”). The Company is a research-based global pharmaceutical company that develops, manufactures and distributes a broad range of prescription and non-prescription pharmaceuticals under the ICN brand name.

During 2002, the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials businesses and manufacturing capabilities in Central Europe (included in the Western Europe Pharmaceuticals segment) and Circe unit (collectively the “Discontinued Businesses”). The results of the Discontinued Businesses have been reflected as discontinued operations in the consolidated financial statements. The consolidated financial statements have been restated to conform to discontinued operations presentation for all historical periods presented.

In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs in the year ended December 31, 2002. For Federal income tax purposes, the Company will utilize its capital loss carryforwards and a portion of its net operating loss carryforwards to partially offset the tax gain.

2.    Summary of Significant Accounting Policies

Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of ICN Pharmaceuticals, Inc. and Subsidiaries and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries, including Ribapharm Inc. (“Ribapharm”), represents the minority shareholders’ share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the minority shareholders proportional share of the earnings or losses of these subsidiaries adjusted for any dividends, as appropriate, along with their share of the book value of the subsidiary. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies or 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs are recorded at the lower of cost or fair value. All significant intercompany account balances and transactions have been eliminated.

Cash and Cash Equivalents:    Cash equivalents include repurchase agreements, certificates of deposit, money market funds and municipal debt securities which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At December 31, 2002 and 2001, cash equivalents totaled $195,597,000 and $188,967,000, respectively.

Marketable Equity and Debt Securities:    The Company classifies its existing marketable equity securities as available for sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. Debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. The Company had $13,497,000 and $5,835,000 of marketable equity and debt securities which are included in other assets in the consolidated balance sheets as of December 31, 2002 and 2001, respectively.

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

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7–50 years, machinery and equipment from 3–30 years, furniture and fixtures from 3–15 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. The Company periodically evaluates the carrying value of property, plant and equipment. In evaluating property, plant and equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis or independent appraisals. During 2002, certain property, plant and equipment were written down to their fair value. These assets are classified as assets held for disposal.

Goodwill:    In July 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. On January 1, 2002, the Company adopted SFAS No. 142.

During 2002, the Company completed the transitional impairment test required by SFAS 142. The first step of this test required the Company to compare the carrying amount of the reporting unit to the fair value of the reporting unit. The fair value of the reporting unit was determined using a discounted cash flow analysis, which was reviewed by an independent professional advisor. Where the carrying amount of the reporting unit exceeded the fair value of the reporting unit, the Company was required to perform an analysis to measure the impairment loss. The second step of the transitional impairment test required the Company to ascribe the fair value calculated in step one to the individual assets and liabilities of the reporting unit. To the extent the carrying value of the goodwill exceeded the excess of the fair value over the amounts ascribed to the assets and liabilities, an impairment loss was recognized. As a result of step two, the Company recorded an impairment loss of $25,332,000 which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended December, 31 2002 are as follows (in thousands):

	North America	Latin America	Western Europe	Total Continuing Operations	Discontinued Operations	Total
Balance as of December 31, 2001	$4,818	$3,180	$6,880	$14,878	$30,858	$45,736
Goodwill related to acquisitions	—	—	—	—	13,614	13,614
Effect of adoption of SFAS 142	(4,600)	(3,180)	(6,831)	(14,611)	(7,180)	(21,791)
Impairment of goodwill	—	—	—	—	(32,477)	(32,477)
Currency translation adjustments	—	—	(6)	(6)	—	(6)

Balance as of December 31, 2002	$218	$—	$43	$261	$4,815	$5,076

The effect of applying the non-amortization of goodwill provision to the years ended December 31, 2001 and 2000 was immaterial.

Intangibles:    Intangible assets are primarily acquired product rights. Intangibles amortization periods range from 10 to 18 years depending upon the nature of the business or product acquired. The Company periodically evaluates the carrying value of intangibles including the related amortization periods. In evaluating acquired product rights and other intangible assets, the Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the product line with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis. Based on its review, the Company does not believe that any impairment of its intangibles has occurred.

As of December 31, 2002 and 2001, intangibles included the following:

	2002	2001	Amortization Periods
	(In thousands)
Acquired product rights	$503,722	$488,633	10-18 years
Other intangible assets	7,834	8,063	10-18 years

	511,556	496,696
Accumulated amortization	(127,270)	(96,958)

	$384,286	$399,738

Estimated amortization expense for each of the five years ending December 31, 2007 is $27,000,000.

Revenue Recognition:    Revenues and related cost of product sales are recorded at the time of shipment or as services are performed, provided that collection of the revenue is reasonably assured. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. The sales return is recorded as a reduction of product sales. The Company earns royalty revenue as a result of the sale of product rights and technologies to third parties. Royalty revenue is

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earned at the time the products subject to the royalty are sold by the third party and is reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period.

Barter Transactions:    The Company periodically engages in barter transactions, primarily in Russia, related to the sale of its products in exchange for raw materials, other finished goods and costs of services incurred in the conduct of its operations. The Company accounts for these transactions in accordance with Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, whereby the cost of the assets or service acquired is based upon the fair value of the asset surrendered or received whichever is more clearly evident. For each of the periods ended December 31, 2002, 2001 and 2000, the Company’s Russian subsidiaries recorded approximately $1,000,000, $4,000,000 and $3,000,000, respectively, in revenue related to barter transactions which is included in discontinued operations.

Foreign Currency Translation:    The assets and liabilities of the Company’s foreign operations, except those in highly inflationary economies, are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at end of period exchange rates and non-monetary assets and liabilities at historical exchange rates. In accordance with SFAS No. 52, Foreign Currency Translation, the Company has included in earnings all foreign exchange gains and losses arising from foreign currency transactions. The effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies is included in loss from discontinued operations.

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

Comprehensive Income:    The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes such items as foreign currency translation adjustments and unrealized losses on marketable equity securities and is presented as a component of accumulated comprehensive income. The components of other comprehensive income have not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

Per Share Information:    Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding. In computing diluted earnings per share, the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt or preferred stock; income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Board of Directors declared a quarterly cash distribution of $.0775 per share for each fiscal quarter of 2002. During 2001, the Company’s Board of Directors declared a quarterly cash distribution of $0.0750 per share for each fiscal quarter. During 2000, the Company’s Board of Directors declared a quarterly cash distribution of $0.0725 per share for each fiscal quarter.

Stock-Based Compensation:    The Company has adopted the disclosure only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost has been recognized for options granted under the stock option plan as all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	2002	2001	2000
Net income (loss) as reported	$(134,834)	$64,134	$90,180
Stock based employee compensation expense determined under fair value based method, net of related tax effects	26,000	10,672	8,537

Pro forma net income (loss)	$(160,834)	$53,462	$81,643

Earnings (loss) per share:
Basic—as reported	$(1.62)	$0.79	$1.14

Basic—pro forma	$(1.93)	$0.66	$1.03

Diluted—as reported	$(1.61)	$0.77	$1.10

Diluted—pro forma	$(1.92)	$0.64	$0.99

Reclassifications:    Certain prior year items have been reclassified to conform with the current year presentation, with no effect on previously reported net income or stockholders’ equity.

New Accounting Pronouncements:    On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF Issue No. 01-09 requires the costs of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. The Company reclassified $6,069,000 and $6,731,000 of such costs in its statements of income for the years ended December 31, 2001 and 2000 respectively, from selling, general and administrative expenses to a reduction in revenues. These reclassifications have no effect on net income.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. The Company adopted SFAS No. 145 for the year ended December 31, 2002. Losses on extinguishment of debt have been reclassified from extraordinary item for all periods presented.

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

PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions

In April 2002, the Company acquired Circe Biomedicals, Inc. a development stage company for $25,904,000, of which $5,904,000 was paid in cash and the balance in 629,849 shares of the Company’s common stock. The acquisition, which is included in discontinued operation, is not material to the financial position or results of operations of the Company.

In February 2002, the company acquired certain assets from CoolTouch Corporation, a provider of non-ablative cosmetic lasers, for 1,492,331 shares of the Company’s common stock value at approximately $14,534,000. The acquisition, which is included in discontinued operation, is not material to the financial position or results of operation of the company.

Effective January 1, 2001, the Company acquired certain assets from Medical Alliance, Inc., a provider of office based surgical services, for $14,445,000 in cash. The acquisition, which is included in discontinued operations, was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

On August 17, 2001, the Company acquired certain assets from an Argentine company, for a total cost of $8,440,000. The acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

During 2001, the Company acquired an additional 5.1% interest in a subsidiary in Hungary for $823,000 in cash, which increased the Company’s ownership to 96.4%.

On July 1, 2000, the Company acquired 100% ownership of the Swiss pharmaceuticals company Solco Basel AG for $30,368,000, of which $25,156,000 was paid in cash ($4,026,000 of cash was received as part of the Solco assets) and the balance in 125,000 shares of the Company’s common stock valued at approximately $5,000,000. This acquisition was accounted for as a purchase and is not material to the financial position or results of operations of the Company.

Product Acquisitions:    In 2002 and 2001, the Company acquired the rights to certain products for the total consideration of $16,759,000 and $26,177,000, respectively. None of the above product acquisitions are material to the financial position or results of operations of the Company.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Non-recurring and Other Unusual Charges

The Company recorded $241,543,000, $4,034,000 and $0 of non-recurring and other unusual charges, which are included in selling, general and administrative expenses, for the years ended December 31, 2002, 2001 and 2000, respectively. The following is a summary of the non-recurring and other unusual charges (in thousands):

	2002	2001	2000
Compensation costs related to ICN’s employee stock compensation plan	$61,400	$—	$—
Severance and related costs	54,216	—	—
Long-term incentive plan compensation costs	12,022	—	—
Executive and director bonuses paid in connection with the Ribapharm IPO	47,839	—	—
Professional fees related to Ribapharm	13,000	—	—
Write-off of capitalized offering costs	18,295	—	—
Asset impairments	15,045	—	—
Costs incurred in ICN’s proxy contest	9,850	4,034	—
Environmental remediation and related expenses	8,298	—	—
Czech flood damage	1,578	—	—

	$241,543	$4,034	$—

As a result of the May 29, 2002 Annual Meeting of Stockholders, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to the Board of Directors. Under the terms of employment agreements with some former key executives, a long-term stock incentive plan and the Company’s Amended and Restated 1998 Stock Option Plan (the “Stock Option Plan”), the results of the 2002 election, together with the results of the 2001 election of directors, constitute a change of control (the “Change of Control”).

The Stock Option Plan provides that all outstanding options immediately vested upon the Change of Control and that an option holder had sixty days following the Change of Control to elect to surrender his or her nonqualified options to the Company for a cash payment equal to the excess of the highest closing market price of the stock during the 90 days preceding the Change of Control, which was $32.50 per share, or the closing market price on the day preceding the date of surrender, whichever is higher, over the exercise price for the surrendered options. During the year ended December 31, 2002, the Company recorded a charge of $61,400,000 related to the cash payment obligation under the Stock Option Plan.

Under employment agreements the Company had with some of its former key executives, the Company had payment obligations that were triggered upon a termination of the executive’s employment either by the Company or the executive following the Change of Control. In November 2002, these payment obligations were triggered and the Company recorded an obligation for the payments to the executives totaling $16,806,000. The Company recorded expenses of $15,458,000 for employee termination and severance benefits in 2002 unrelated to the aforementioned executive employment agreements. This amount primarily relates to severance related to former employees and the restructuring of the Company’s ICN International headquarters in Basel, Switzerland. In addition, on June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002. Mr. Panic remains one of the Company’s directors. In connection with Mr. Panic’s termination, the Company recorded severance expense of $16,618,000 in the year ended December 31, 2002.

Under employment agreements between Ribapharm and some of its key executives, Ribapharm became obligated to make cash payments to certain covered executives totaling approximately $5,334,000 in the

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate, upon termination of the the employment of such executives by Ribapharm other than for cause, death or disability, or by the executives for certain other enumerated reasons following or in connection with a change in control of the Company, or voluntarily by the executives for any reason during the sixty-day period beginning six months following any such change in control. The Change of Control which occurred on June 11, 2002 constituted a change of control for purposes of these employment agreements. During 2002, Ribapharm became obligated to make cash severance payments to the executives under the agreements.

Under the terms of the Company’s long-term stock incentive plan, all restricted stock awards vested immediately upon the Change of Control on June 11, 2002. As a result, compensation expense of $12,022,000 was recorded in the year ended December 31, 2002.

In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling $47,839,000 in April 2002. Additionally, the Company paid other professional fees of $13,000,000 related to the structuring of Ribapharm in April 2002. These amounts are recorded in the year ended December 31, 2002.

Based on a number of factors including changes in market conditions and changes in strategic direction, the Company evaluated the net realizable value of capitalized offering costs related to the proposed public offering of ICN International AG. The Company concluded that due to the passage of time and the strategic business review, the capitalized offering costs of ICN International AG of $18,295,000 should be written-off. Such charge is recorded in the year ended December 31, 2002.

The Company recorded an impairment charge of $15,045,000 in the year ended December 31, 2002, for the difference between the carrying value and the fair value of certain assets, as determined by appraisals and purchase offers. Of this amount $9,100,000 is related to the corporate aircraft.

The Company incurred a significant amount of professional fees in connection with proxy contests in 2002 and 2001. Proxy contest expenses were $9,850,000 and $4,034,000 for the years ended December 31, 2002 and 2001, respectively. In 2002, the proxy contest expenses include $2,468,000 related to proxy costs incurred by shareholders, which the Company has agreed to reimburse.

During 2002, the Company determined additional remediation activities were required on property it owns in California in order to comply with government decommissioning requirements. The Company recorded charges of $8,298,000 related to these remediation activities and related lease costs in the year ended December 31, 2002.

The Company recorded expenses of $1,578,000 related to flood damage incurred at its factory in the Czech Republic in the year ended December 31, 2002.

5.    Discontinued Operations

Following the Change in Control in June 2002, the Company initiated a strategic review which included retaining investment bankers and a consulting firm. As a result of this strategic review, in the third quarter of 2002 the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business (included in the North America Pharmaceuticals segment), raw materials businesses and manufacturing capabilities in Central Europe (included in the Western Europe Pharmaceuticals segment) and Circe unit (included in the North America Pharmaceuticals segment).

The results of the Discontinued Businesses have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been restated to conform to discontinued operations presentation for all historical periods presented.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is currently actively marketing for sale the Russian Pharmaceuticals segment, the Biomedicals segment and the raw materials businesses and manufacturing capability in Hungary and the Czech Republic. Based on this event, the Company performed an analysis of these businesses in accordance with SFAS No. 144. As a result of this analysis, the Company recorded an impairment charge of $147,351,000 in 2002, which represents the excess of the carrying value of the long-lived assets over their fair value, as determined using discounted cash flows analysis, appraisals and purchase offers. The Company expects the Russian Pharmaceuticals segment and the Biomedicals segment to be disposed of by June 2003. The Company expects that the raw materials businesses in Central Europe will be sold by the end of 2003.

The Company disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price. The Company recorded a loss on disposal of discontinued operations of $22,943,000 in 2002, which is included in loss from discontinued operations.

The Company disposed of its Photonics business in two stages. First, it discontinued the medical services business in September 2002. Second, the Company sold the laser device business in March 2003 for approximately $505,000. The Company recorded a loss on disposal of discontinued operations of $37,909,000 in 2002 related to the disposal of the Photonics business, which is included in loss from discontinued operations.

Summarized selected financial information for discontinued operations for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Revenue	$221,926	$231,212	$196,916

Loss before income taxes	$(41,118)	$(7,736)	$(11,066)
Income taxes	(3,840)	4,681	1,538

Loss from discontinued operations	(37,278)	(12,417)	(12,604)

Loss on disposal of discontinued operations	(208,203)	—	—
Income taxes	(48,193)	—	—

Loss on disposal of discontinued operations, net	(160,010)	—	—

Loss from discontinued operations, net	$(197,288)	$(12,417)	$(12,604)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2002 and 2001 on the statements of financial position. The major asset and liability categories are as follows:

	December 31, 2002	December 31, 2001
Accounts receivable	$46,601	$47,918
Inventories	54,306	72,831
Property, plant and equipment, net	29,481	143,496
Other assets	71,442	55,976

Assets of discontinued operations	$201,830	$320,221

Accounts payable	20,010	19,387
Accrued liabilities	26,372	16,137
Other liabilities	1,686	17,215

Liabilities of discontinued operations	$48,068	$52,739

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Related Party Transactions

In June 1996, the Company made a short-term loan to Mr. Milan Panic, who was then the Company’s Chairman and CEO in the amount of $3,500,000 for personal legal obligations in connection with litigation to which Mr. Panic and the Company were parties. During August 1996, this amount was repaid to the Company. In connection with this transaction, the Company guaranteed $3,600,000 of demand debt of Mr. Panic with a third party bank, which is renewable annually until repaid. In addition to the guarantee, the Company deposited $3,600,000 with this bank as collateral to Mr. Panic’s debt, which will remain in place until such time as Mr. Panic repays his obligation to the bank. This deposit is recorded as a long-term asset on the consolidated balance sheet. Interest paid by the Company on behalf of Mr. Panic was charged to Mr. Panic as compensation expense and amounted to $126,223, $150,755 and $160,916 for the years ended December 31, 2002, 2001 and 2000. The Company recognized interest income on the bank deposit of $87,248, $109,511 and $124,330 for the years ended December 31, 2002, 2001 and 2000. Mr. Panic has provided collateral to the Company securing its guarantee in the form of a right to the proceeds of the exercise of options to acquire 150,000 shares with an exercise price of $15.17 and the rights to a split dollar $4,000,000 life insurance policy provided by the Company. In the event of any default on the debt to the bank, the Company has recourse that is limited to such collateral. Both the transaction and the sufficiency of the collateral for the guarantee were approved in 1996 by the Board of Directors.

On March 6, 2003, the Company and Mr. Panic reached a settlement on Mr. Panic’s severance arrangements. In connection with this settlement, the bank enforced its rights under the Company’s guarantee of Mr. Panic’s demand debt and seized the Company’s deposit with the bank and Mr. Panic surrendered all rights to proceeds in the amount of $2,600,000 ($1,704,000 net of withholding tax) from the surrender of the options pledged as collateral in accordance with the terms of the Stock Option Plan. In addition, Mr. Panic surrendered all rights to the cash surrender value of the life insurance policy described above. The Company will make no further claims against Mr. Panic in relation to this matter. The difference between the value of the assets surrendered by Mr. Panic and the collateral provided by the Company, which totaled $1,896,000, was included as part of the severance accrued for Mr. Panic at December 31, 2002.

In April 2001, the Company made a loan to Mr. Panic of $2,731,519 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options. The loan is collateralized by 286,879 shares of the Company’s Common Stock held by Mr. Panic and is due in April 2004. This loan bears interest at a rate of 4.63% per annum, compounded annually. Interest is payable annually. The loan is non-recourse with respect to principal and full recourse to Mr. Panic with respect to interest. The loan is included in the accompanying consolidated balance sheets as a reduction of stockholders’ equity.

In January 2002, Mr. Panic exchanged 197,409 stock options with an exercise price of $17.99 and 169,578 stock options with an exercise price of $26.24 for 99,291 shares of the Company’s common stock valued at approximately $3,000,000. The Company recorded this amount as compensation expense in 2002. The Company made a short-term loan to Mr. Panic in connection with the exchange of options of $1,335,833. This loan was repaid in April 2002.

On June 19, 2002, Mr. Panic resigned with immediate effect from his positions as Chairman and CEO and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic resigned as one of the Company’s employees with effect from June 30, 2002. Mr. Panic remains one of the Company’s directors.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company provided Ribapharm $35,000,000 under a line of credit. The borrowings on this line of credit are repayable on or before December 31, 2003. As of December 31, 2002, Ribapharm has a payable of $56,716,000 to the Company, of which $35,000,000 is outstanding under the line of credit and the remainder primarily relates to income taxes payable under the tax sharing agreement. These amounts eliminate in consolidation.

7.    Concentrations of Credit Risk

The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions. The Company’s cash and cash equivalents and restricted cash include $195,597,000 and $191,302,000, at December 31, 2002 and 2001, respectively, held in time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions. The Company is also exposed to credit risk on its accounts receivable balances in Russia as a result of the current economic situation. The Russian accounts receivable balances at December 31, 2002 and 2001, included in assets of discontinued operations, are $20,919,000 and $15,167,000, which is net of the allowances for doubtful accounts of $4,744,000 and $4,520,000, respectively. The Company is also exposed to credit risk related to its receivable from Schering-Plough Ltd. (“Schering”) which was $105,496,000 and $70,627,000 at December 31, 2002 and 2001, respectively.

8.    Income Taxes

Pretax income from continuing operations before minority interest for each of the years ended December 31, consists of the following (in thousands):

	2002	2001	2000
Domestic	$113,806	$37,015	$84,216
Foreign	63,132	81,788	52,467

	$176,938	$118,803	$136,683

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax (benefit) provision for each of the years ended December 31, consists of the following (in thousands):

	2002	2001	2000
Current
Federal	$20,626	$4,426	$1,169
State	1,164	1,183	2,422
Foreign	24,177	22,910	15,721

	45,967	28,519	19,312

Deferred
Federal	25,620	10,450	13,803
State	295	380	—
Foreign	3,081	2,729	1,293

	28,996	13,559	15,096

	$74,963	$42,078	$34,408

The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options. The 2002 and 2001 tax benefits of $6,649,000 and $7,844,000, respectively, were credited directly to additional capital.

The primary components of the Company’s net deferred tax asset at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
NOL carryforwards	$43,752	$43,737
Capital loss carryforward	—	25,458
Inventory and other reserves	4,676	5,549
Tax credit carryforwards	3,235	3,132
Other	15,648	5,290
Valuation allowance	(28,131)	(21,429)

Total deferred tax asset	39,180	61,737

Deferred tax liabilities:
Foreign fixed assets, intangibles, and other	(19,565)	(16,944)
Intangibles	(7,651)	(3,833)

Total deferred tax liability	(27,216)	(20,777)

Net deferred tax asset	$11,964	$40,960

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

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company has domestic and foreign NOLs of approximately $88,934,000 and $80,616,000, respectively. The Company’s NOLs begin to expire in the year 2007. During 2002, the Company utilized capital loss carryforwards of $72,736,000 to reduce the capital gain on the Ribapharm Offering.

In 2002 and 2001, the valuation allowance primarily relates to foreign net operating losses and a $12,548,000 benefit from the exercise of stock options included in the NOL carryforward. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

The Company’s effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

	2002	2001	2000
Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates	3	(1)	(3)
Change in valuation allowance	4	—	(12)
Other, net	—	1	5

Effective rate	42%	35%	25%

In Switzerland, the Company has received a tax ruling from the Swiss Tax Authorities granting an 8% income tax rate applied to certain income. Although the Company is not currently in compliance with the ruling request, the Company believes it will still be able to receive a modified ruling granting an 8% tax rate. Therefore, the Company has taken benefit of the 8% tax rate on the applicable earnings.

In 2000, the provision for income taxes includes deferred tax benefits of $16,284,000 resulting from the recognition of certain deferred tax assets through the reduction of the valuation allowance, primarily related to the capital loss carryforward, which was utilized in 2002.

The Company is aware of audits being conducted by various tax authorities. At this time the Company does not feel that they will result in material adjustments.

During 2002, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company’s foreign subsidiaries with the exception of the Company’s Panamanian subsidiary, Alpha Pharmaceuticals, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated retained earnings at December 31, 2002, is approximately $291,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes, if and when repatriated.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2002	2001	2000
Income:
Numerator for basic earnings per share—income available to common stockholders	$(134,834)	$64,134	$90,180
Effect of dilutive securities:
Other dilutive securities	—	1	5
Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$(134,834)	$64,135	$90,185

Shares:
Denominator for basic earnings per share—weighted-average shares outstanding	83,279	81,124	79,395
Effect of dilutive securities:
Employee stock options	709	2,021	2,755
Other dilutive securities	—	21	114

Dilutive potential common shares	709	2,042	2,869

Denominator for diluted earnings per share—adjusted weighted-average shares after assumed conversions	83,988	83,166	82,264

Basic earnings per share:
Income per share from continuing operations	1.01	0.94	1.30
Discontinued operations	(2.37)	(0.15)	(0.16)
Cumulative effect of change in accounting principle	(0.26)	—	—

Basic net income (loss) per share	$(1.62)	$0.79	$1.14

Diluted earnings per share:
Income per share from continuing operations	1.00	0.92	1.25
Discontinued operations	(2.35)	(0.15)	(0.15)
Cumulative effect of change in accounting principle	(0.26)	—	—

Diluted net income (loss) per share	$(1.61)	$0.77	$1.10

For the years ended December 31, 2002 and 2001, the effects of convertible debt and 4,615,488 weighted average stock options are not included in the computation of earnings per share as such securities are anti-dilutive.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Detail of Certain Accounts

	2002	2001
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$100,724	$140,400
Royalties receivable	105,496	70,627
Other receivables	17,202	16,106

	223,422	227,133
Allowance for doubtful accounts	(7,646)	(8,172)

	$215,776	$218,961

Inventories, net:
Raw materials and supplies	$53,217	$53,767
Work-in-process	29,290	24,767
Finished goods	17,415	22,708

	99,922	101,242
Allowance for inventory obsolescence	(11,060)	(10,143)

	$88,862	$91,099

Property, plant and equipment, net:
Land	$14,745	$14,661
Buildings	132,626	138,407
Machinery and equipment	180,768	165,244
Furniture and fixtures	22,785	20,234
Leasehold improvements	5,027	4,922

	355,951	343,468
Accumulated depreciation and amortization	(118,469)	(92,477)
Construction in progress	5,406	10,874

	$242,888	$261,865

At December 31, 2002, construction in progress primarily includes costs incurred for plant expansion projects in North America and Latin America. At December 31, 2001, construction in progress includes costs incurred to date for the construction of a new research and development facility in North America and other plant expansion projects.

Accrued liabilities:
Payroll and related items	$38,100	$19,974
Interest	13,871	17,756
Legal and professional fees	20,033	9,501
Accrued returns and allowances	14,514	8,802
Environmental accrual	10,706	1,611
Accrued royalty rebates and concessions	9,829	—
Accrued pension	8,024	1,931
Dividends payable	6,500	6,100
Other	20,516	14,812

	$142,093	$80,487

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Debt

Long-term debt consists of the following (in thousands):

	2002	2001
6 1/2% Convertible Subordinated Notes due 2008	$465,590	$525,000
8 3/4% Senior Notes due 2008 (net of unamortized discount of $3,421 in 2001)	—	191,190
U.S. Mortgage in U.S. dollars with a fixed interest rate of 8.9%, interest and principal payable monthly through 2004	2,925	2,982
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5% (5.1% at December 31, 2002); interest and principal payable semi-annually through 2030	12,253	10,378
Notes payable due 2003 and 2005	4,485	9,584
Other	218	243

	485,471	739,377
Less current portion	(3,923)	(5,279)

Total long-term debt	$481,548	$734,098

On April 17, 2002, the Company used the proceeds of the Ribapharm Offering to complete its tender offer and consent solicitation for all of its outstanding 8¾% Senior Notes due 2008 (“8¾% Senior Notes”). The redemption of these notes resulted in a loss on extinguishment of debt of $43,268,000. In July and August 2002, the Company repurchased $59,410,000 principal amount of its Convertible Subordinated Notes. In connection with these repurchases, the Company recorded an extraordinary gain on early extinguishment of debt of $17,538,000.

In July 2001, the Company completed an offering of $525,000,000 of 6 1/2% Convertible Subordinated Notes (the “Convertible Subordinated Notes”) due 2008. The notes are convertible into the Company’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes or $34.26 per share, subject to anti-dilution adjustments. The Company, at its option, may redeem the Convertible Subordinated Notes anytime on or after July 21, 2004. Upon a change of control, as defined in the indenture, the Company must offer to repurchase the notes at 100% of principal plus accrued interest. Upon the Ribapharm Offering, Ribapharm became jointly and severally liable for the principal and interest obligations under the Convertible Subordinated Notes. In the event of a spin-off of Ribapharm, converting note holders would receive the Company’s common stock and the number of shares of Ribapharm common stock the note holders would have received had the Convertible Subordinated Notes been converted immediately prior to the spin-off. As of December 31, 2002, the Convertible Subordinated Notes are convertible into 13,591,690 shares of the Company’s common stock and 19,417,563 shares of Ribapharm’s Common Stock. In connection with the offering of the Convertible Subordinated Notes the Company redeemed the entire aggregate principal amount outstanding of $188,978,000 of the Company’s 9 1/4% Senior Notes at a redemption price of 104.625% of the principal amount thereof, plus accrued and unpaid interest. In connection with this redemption, the Company recorded a loss on early extinguishment of debt of $12,019,000.

In 2001, the Company repurchased $117,559,000 principal amount of its 8 3/4% Senior Notes and $1,667,000 principal amount of its 9 1/4% Senior Notes due 2005 (“9 1/4% Senior Notes”). In connection with these repurchases, the Company recorded a loss on early extinguishment of debt of $20,897,000.

During 2000, the Company repurchased $84,355,000 of its outstanding 9 1/4% Senior Notes for $89,880,000 cash and $12,830,000 of its outstanding 8 3/4% Senior Notes for $12,515,000 cash. The repurchase generated a loss on early extinguishment of debt of $4,962,000.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has mortgages totaling $15,178,000 payable in U.S. dollars and Swiss francs collateralized by certain real property of the Company having a net book value of $8,476,000 at December 31, 2002.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2003	$3,923
2004	4,163
2005	870
2006	443
2007	443
Thereafter	475,629

Total	$485,471

The estimated fair value of the Company’s public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $378,160,000 and $801,949,000 compared to its carrying value of $465,590,000 and $719,611,000 at December 31, 2002 and 2001, respectively.

The Company has short and long-term lines of credit aggregating $7,622,000 under which no borrowings were outstanding at December 31, 2002. The lines of credit provide for short-term borrowings and bear interest at variable rates based upon LIBOR or other indices.

12.    Common Stock

During 2000, the Board of Directors and the stockholders each approved the Company’s Stock Option Plan. The Stock Option Plan, as amended, provides for the granting of options to purchase a maximum of 11,604,000 shares (including 3,000,000 shares authorized in 1998) of the Company’s common stock to key employees, officers, directors, consultants and advisors of the Company. Options granted under the Stock Option Plan must have an option price not less than 85% of the fair market value of the Company’s common stock at the date of the grant and a term not exceeding 10 years. Options vest ratably over a four year period from the date of the grant. Under the Stock Option Plan each nonemployee director is granted 15,000 options annually.

The Stock Option Plan provides that all options immediately vested upon the Change of Control and that an option holder had sixty days following the Change of Control to elect to surrender his or her nonqualified options to the Company for a cash payment equal to the excess of the highest closing market price of the stock during the 90 days preceding the Change of Control, which was $32.50 per share, or the closing market price on the day preceding the date of surrender, whichever is higher, over the exercise price for the surrendered options. During the year ended December 31, 2002, 6,606,000 options were surrendered under the Change of Control provision in the Stock Option Plan.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information relating to the Stock Option Plan during the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price
Shares under option, December 31, 1999	10,368	$20.59
Granted	571	25.05
Exercised	(1,193)	12.21
Canceled	(586)	31.00

Shares under option, December 31, 2000	9,160	21.25
Granted	3,419	24.48
Exercised	(1,415)	11.51
Canceled	(443)	31.45

Shares under option, December 31, 2001	10,721	23.40
Granted	4,047	15.59
Exercised	(1,748)	17.54
Surrendered	(6,606)	22.81
Canceled	(864)	26.00

Shares under option, December 31, 2002	5,550	$19.81

Exercisable at December 31, 2000	6,903	$18.36

Exercisable at December 31, 2001	6,596	$21.65

Exercisable at December 31, 2002	2,931	$29.43

Options available for grant at December 31, 2001	1,057

Options available for grant at December 31, 2002	4,480

The schedule below reflects the number of outstanding and exercisable options as of December 31, 2002 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable		Weighted Average Remaining Life (years)
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$5.76 to $9.53	1,990	$8.45	180	$9.24	9.07
$9.63 to $24.21	1,855	$13.06	1,046	$15.02	6.18
$24.69 to $46.25	1,705	$40.41	1,704	$40.42	5.99

	5,550		2,930

SFAS No. 123 Assumptions and Fair Value:    The fair value of options granted in 2002, 2001 and 2000 reported in Note 2 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Weighted-average life (years)	4.2	5.4	4.8
Volatility	94%	44%	55%
Expected dividend per share	$0.36	$0.36	$0.36
Risk-free interest rate	2.55%	4.61%	5.80%
Weighted-average fair value of options granted	$10.33	$10.86	$12.91

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April and May 2002, the Company repurchased an aggregate 1,146,000 shares of its common stock for $31,955,000 in open market transactions with approval from the Board of Directors. No shares were repurchased in 2001 and 2000.

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

Long-term Incentive Plan:    The Company has a long-term incentive plan, which provides for the issuance of shares of the Company’s common stock to senior executives. Shares issued under the long-term incentive plan are restricted and vest over a four-year period. In 2002, approximately 445,000 shares of the Company’s common stock having a value of $14,100,000 were issued under this plan. In 2001 and 2000, no shares were issued under the plan. Upon the Change of Control, all restricted stock awards under the long-term incentive plan vested immediately. During 2002, 2001 and 2000, the Company recorded an other non-cash charge relating to the compensation expense of $14,295,000, $2,333,000 and $2,333,000, respectively.

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

Other:    In January 2003, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of Ribapharm’s common stock. The Company would repurchase Ribapharm’s common stock to maintain its ownership of Ribapharm at no less than 80% for federal tax purposes.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments and Contingencies

On August 11, 1999, the United States Securities and Exchange Commission (the “SEC”) filed a civil complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the “SEC Complaint”). The SEC Complaint alleged that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerned public disclosures made by the Company with respect to the status and disposition of the Company’s 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the “NDA”). The FDA did not approve this new drug application. The SEC Complaint sought injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company, which would include the Company.

In the Fall of 2002, counsel for defendants and the SEC reached an agreement to settle the SEC action as against all defendants. On October 28, 2002, the Commissioners of the SEC voted to approve the settlement and on November 27, 2002, the Court issued final judgments embodying the terms of the settlement with the Company and Mr. Panic. (Settlements with the other defendants were documented separately.)

The material terms of the Company’s settlement with the SEC are as follows: The Company, without admitting or denying liability, consented to the entry of a consent judgment permanently enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder. The Company agreed to pay a civil penalty in the amount of $1 million (which has been paid). The Company (and its successors and assigns) consented to various corporate governance undertakings regarding FDA-related press releases (the “Undertakings”). Because the settlement documents explicitly acknowledged that a “change of control” occurred as of May 29, 2002, the Company can make an application for termination of the Undertakings (upon a showing of “good cause”) eighteen months after entry of the judgment.

The Undertakings are as follows:    The Company’s Board shall appoint a three-member committee (the “Committee”) with responsibility to establish policies and procedures regarding issuance of FDA-related press releases in general and to approve the specific contents of each FDA-related press release; the Company shall retain a recognized securities lawyer (the “Expert”) to review the Company’s policies and procedures regarding FDA-related press releases, train the Committee, make written recommendations to the Board and the Committee, and make yearly reviews of the Company’s FDA-related disclosure polices. The Expert shall furnish reports to the Committee and the Company’s internal “Disclosure Compliance Officer,” with copies to the SEC; the Company, upon approval of the Board, shall prepare a written policy and/or procedure document regarding FDA-related press releases, with copy to the SEC; the Company shall pre-clear all FDA-related press releases with the FDA; the Disclosure Compliance Officer shall ensure that pre-clearance takes place; the Company shall provide copies of all FDA-related press releases to the Expert. Any comments by the Expert shall be submitted to the Disclosure Compliance Officer, with copies to the SEC; each Board member and Board-appointed officer shall attend a course concerning disclosure obligations of public companies, with a refresher course once per year; and Mr. Panic will not be involved in drafting or approving FDA-related press releases. The Company is in the process of implementing the Undertakings.

With respect to Mr. Panic, the settlement provides for an injunction (without admitting or denying liability), a civil penalty of $500,000, and a prohibition against drafting or approving FDA-related press releases for a period of five years. The Company agreed to indemnify Mr. Panic with respect to this penalty.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 21, 2002, the Company executed a plea agreement with the Office of the U.S. Attorney for the Southern District of Florida. Pursuant to that agreement, the Company pleaded guilty to a single count of its Biomedical unit failing to certify a shipment of hazardous material and agreed to implement a corporate program to enhance the Company’s continued compliance with laws and regulations and, in particular, the transportation of hazardous materials shipped from its facilities. The Company paid a fine of approximately $40,000. The 1998 shipment giving rise to the plea arrived safely at its destination and did not result in harm to any persons or property, and, furthermore, did not result in any environmental release. Currently pending before the U.S. Departments of Commerce and State are civil investigations relating to the same facts, the outcomes of which cannot be determined at this time.

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

The Company also is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the defendants in connection with the Ribapharm offering. Because it is a derivative lawsuit, the plaintiff does not seek recovery from the Company but rather on behalf of the Company. In the meantime, the Company has

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established a special litigation committee to evaluate plaintiffs’ claims. Responses to outstanding discovery in the action have been continued pending the special litigation committee’s report, which is anticipated to be presented to the court at the April 14, 2003 status conference. The court has granted the defendant an extension of time to respond to the complaint until the next status conference, currently set for April 14, 2003.

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

On October 1, 2002, several former and current directors of the Company, as individuals, as well as the Company, as a nominal defendant, were named as defendants in a second shareholder’s derivative complaint filed in Delaware Chancery Court. The complaint purports to state causes of action for violation of Delaware General Corporate Law Section 144, breach of fiduciary duties and waste of corporate assets in connection with the defendants’ management of the Company. Because it is a derivative lawsuit, the complaint does not seek recovery from the Company but rather on behalf or the Company. The allegations largely duplicate those contained in the derivative lawsuit filed in Orange County, California, but add a disclosure-based claim relating to the allegations of federal securities law violations made in the class actions. The parties have stipulated that defendants shall have until April 4, 2003 to respond to the complaint. The Company has an additional 30 days beyond April 4 in which to file its response.

Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation which was recently merged into its parent, Geneva Pharmaceuticals, Inc. (“Geneva”) an indirect subsidiary of Novartis, Three Rivers Pharmaceuticals, LLC and Teva Pharmaceuticals USA, Inc., have filed abbreviated new drug applications with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company and Ribapharm have sued all three of these pharmaceutical companies, to prevent these three companies from marketing a generic form of ribavirin. The cases are all before the same judge, and have been coordinated with respect to a common trial date, which is currently set for June 2, 2003. Summary judgement motions were filed by the defendants, with hearing set for March 31, 2003. The Federal Food, Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, generally prohibits the FDA from giving final marketing approval to these abbreviated new drug applications for 30 months after the applicants notify the Company and Ribapharm of their intent to seek approval from the FDA. However, the FDA could grant marketing approval prior to expiration of this 30-month stay if a court rules that Ribapharm’s patents are invalid or unenforceable or that a generic manufacturer of ribavirin would not infringe Ribapharm’s patents, or if a court determines that a party has unreasonably delayed the progress of the patent litigation.

On Feb. 7, 2003, Schering announced that it had entered into a licensing agreement with Three Rivers Pharmaceuticals, LLC, (“Three Rivers”) that will settle all patent litigation between the two companies regarding Schering’s U.S. patents relating to ribavirin and its use in treating hepatitis C. Three Rivers has an Abbreviated New Drug Application (“ANDA”) currently pending with the FDA that seeks approval to market a generic ribavirin product. Schering markets ribavirin USP capsules under the brand name Rebetol®. Under terms of the

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, Schering granted to Three Rivers a non-exclusive, non-sublicensable license to its U.S. ribavirin patents. Three Rivers will pay to Schering a royalty on its ribavirin sales. The agreement does not affect Three Rivers’ litigation with the Company and Ribapharm. The agreement is subject to the courts’ dismissal of the relevant lawsuits. Schering also reported that patent litigation with Geneva and Teva Pharmaceuticals USA, Inc. relative to Schering’s U.S. ribavirin patents has been temporarily stayed while the parties seek to reach a settlement. The Company and Ribapharm believe their patent position to be unchanged by Schering’s settlement with Three Rivers, and intends to vigorously defend its own position in court. Schering’s settlement is only relevant to the United States market.

In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/AMW/BDW, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/BWD. At issue in these matters is the parties’ respective ownership percentages in ICN Yugoslavia, a joint venture formed by the parties’ purported predecessors-in-interest in 1990.

In these proceedings, the Company has asserted claims and counterclaims against the Federal Republic of Yugoslavia and the Republic of Serbia for unlawful expropriation of its majority interest in the joint venture, failure to pay obligations in excess of $176,000,000, violation of a contractual right of first refusal regarding the minority owners’ sale of its interest, and failure to return the Company’s contributed intangible assets (including two compounds, Tiazole™ and Andenazole™, that the Company subsequently assigned to Ribapharm, subject to the rights of the State Health Fund of Serbia) following partial appropriation of the Company’s majority interest. The State Health Fund of Serbia has asserted a claim against the Company for breach of the joint venture agreement based on the Company’s alleged failure to contribute certain intangible assets and alleged mismanagement.

The arbitral panel has dismissed the Federal Republic of Yugoslavia from this proceeding for lack of jurisdiction. The arbitration hearings in this matter began in November 2002, and are scheduled to resume the in April 2003. Depending upon the outcome of this matter, Ribapharm’s interest in Tiazole™ and Andenazole™ may be extinguished.

The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. The Company has also identified potential violations of U.S. export regulations. While the ultimate outcome of pending and threatened lawsuits or pending violations cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Product Liability Insurance:    The Company is currently self-insured with respect to product liability claims and could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the financial position, results of operations and cash flows of the Company.

Benefits Plans:    The Company has a defined contribution plan that provides all U.S. employees the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company can voluntarily make matching contributions on behalf of participating and eligible employees. The Company’s expense related to such defined contribution plan was not material in 2002, 2001 and 2000.

Other:    Mr. Panic is entitled to receive lifetime retirement benefits and to participate in the Company’s medical and dental plans.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has employment agreements with three key executives which contain “change in control” benefits. Upon a “change in control” as defined in the agreements, the employee shall receive severance benefits up to three times salary and other benefits.

14.    Business Segments and Geographic Data

The Company is a research-based global pharmaceutical company that develops, manufactures and distributes a broad range of prescription and non-prescription pharmaceuticals under the ICN brand name. The Company is organized and operates in two segments, Pharmaceuticals and Ribapharm. The Pharmaceuticals group produces and markets a variety of pharmaceutical products worldwide and Ribapharm derives royalty revenues from sales of certain of its products by a third party under a license agreement. All periods have been restated to reflect the Russian Pharmaceuticals segment, the Biomedical segment, the raw materials businesses and manufacturing capability in Central Europe (included in the Western Europe Pharmaceuticals segment) and the Photonics business and Circe Unit (included in the North America Pharmaceuticals segment) as discontinued operations.

In 2002, the principal markets for the Company’s pharmaceutical products were Western Europe (including Poland, Hungary and the Czech Republic) and Latin America, which represented approximately 41% and 29%, respectively, of the Company’s revenues for the year. Approximately 54%, 60%, and 59% of the Company’s revenues for the years ended December 31, 2002, 2001 and 2000, respectively, were generated from operations outside the United States. The Company’s foreign operations are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises, health-care regulation, and other restrictive governmental actions.

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

The Pharmaceuticals segment is organized into business units on the basis of geographic region. In applying SFAS No. 131, these business units have been aggregated into four reportable segments based on similar long-term economic characteristics. The accounting policies of the segments are the same as those described in Note 2. The Company evaluates segment performance based on income from operations, which excludes intersegment sales as well as interest income and expense and foreign exchange gains and losses. The Company allocates amortization on acquired product rights among the segments where the related revenues are reported; the unamortized cost of such acquired product rights is included in assets of the North America Pharmaceuticals segment.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about reported segments and geographic data for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Revenues			Operating Income (Loss)
	2002	2001	2000	2002	2001	2000
Pharmaceuticals
North America	$90,011	$134,580	$112,712	$15,483	$69,741	$48,382
Latin America	135,527	128,218	127,485	48,535	40,807	41,950
Western Europe	189,925	171,210	156,227	10,625	28,459	21,326
Asia, Africa, Australia	51,346	49,826	45,133	(760)	5,306	(500)

Total Pharmaceuticals	466,809	483,834	441,557	73,883	144,313	111,158
Ribapharm royalty revenue	270,265	136,989	155,100	270,265	136,989	155,100

Consolidated revenues and segment operating income	$737,074	$620,823	$596,657	344,148	281,302	266,258

Corporate expenses				(374,912)	(86,475)	(74,771)
Interest income				5,644	9,473	12,483
Interest expense				(42,856)	(55,665)	(60,248)
Other, net				244,914	(29,832)	(7,039)

Income from continuing operations before provision for income taxes and minority interest				$176,938	$118,803	$136,683

	Depreciation and Amortization			Capital Expenditures
	2002	2001	2000	2002	2001	2000
Pharmaceuticals
North America	$15,850	$16,267	$16,463	$2,083	$5,957	$5,830
Latin America	6,195	5,802	5,230	4,925	4,196	2,968
Western Europe	20,148	17,231	15,064	7,788	10,962	8,368
Asia, Africa, Australia	4,371	4,327	4,699	106	209	172

Total Pharmaceuticals	46,564	43,627	41,456	14,902	21,324	17,338
Corporate	6,833	7,652	7,293	1,575	20,007	14,355
Ribapharm	2,845	2,205	684	2,943	6,358	5,889

	$56,242	$53,484	$49,433	$19,420	$47,689	$37,582

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets
	2002	2001	2000
Pharmaceuticals
North America	$435,506	$527,221	$514,523
Latin America	162,877	150,903	127,031
Western Europe	292,047	233,456	215,513
Asia, Africa, Australia	19,658	69,584	82,206

Total Pharmaceuticals	910,088	981,164	939,273
Corporate	177,556	426,346	232,810
Ribapharm	199,075	26,634	9,853
Discontinued Operations	201,830	320,221	295,136

	$1,488,549	$1,754,365	$1,477,072

Geographic Data

	Revenues			Long-lived Assets
	2002	2001	2000	2002	2001	2000
United States	$336,219	$248,138	$247,101	$475,090	$521,975	$471,728
Canada	24,057	23,431	20,711	4,272	4,119	4,630
Western Europe	189,925	171,210	156,227	156,597	137,536	120,592
Latin America(1)	135,527	128,218	127,485	33,247	36,807	35,598
Asia, Africa, Australia	51,346	49,826	45,133	1,760	37,381	39,620

	$737,074	$620,823	$596,657	$670,966	$737,818	$672,168

(1)	Latin American region is principally Mexico.

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

15.    ICN Yugoslavia

On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company’s 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company’s equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on the unilaterally imposed recalculation of the Company’s original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998 and reduced the carrying value of the Company’s investment in ICN Yugoslavia to its fair value, estimated to be zero. The Company did not recognize any income or expense related to its investment in Yugoslavia in 2002, 2001 and 2000. See Note 13.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    ICN Russia

During 2002, the Company made the decision to divest its Russian Pharmaceuticals segment. The results of the Russian Pharmaceuticals segment have been reflected as discontinued operations in the consolidated financial statements for all periods presented.

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

At December 31, 2002, the ruble exchange rate was 31.8 rubles to $1 as compared with the rate of 30.1 rubles to $1 and 28.2 rubles to $1 as of December 31, 2001 and 2000, respectively. As a result of the change in the ruble exchange rate, the Company recorded translation and exchange losses of $1,386,000, $1,500,000 and $3,525,000, related to its Russian operations during 2002, 2001 and 2000, respectively. As of December 31, 2002, ICN Russia had a net monetary asset position of approximately $16,120,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company’s results of operations. The Company’s management continues to manage its net monetary exposure.

17.    Agreement with Schering-Plough Corporation

On July 28, 1995, the Company entered into an Exclusive License and Supply Agreement (the “License Agreement”) and a Stock Purchase Agreement (the “Agreement”) with Schering-Plough Ltd. (“Schering”). Under the License Agreement, Schering licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering’s interferon alpha-2b. The License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering, including certain minimum royalty rates. As part of the initial License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole®. In addition, Schering was obligated to purchase up to $42,000,000 in common stock of the Company upon the achievement of certain regulatory milestones. Under the Agreement, Schering is responsible for all clinical developments worldwide. In 1998, the Company sold to Schering its right to co-market oral ribavirin for the treatment of HCV in the European Union, in exchange for increased royalty rates on sales of ribavirin worldwide. In addition, the Company received a one-time payment of $16,500,000 from Schering in consideration for the sale to Schering of the additional marketing rights in the European Union, in settlement of past royalties, and as reimbursement for expenses incurred by the Company in preparation for the launch of ribavirin capsules in the European Union. In connection with the Ribapharm Offering, the Company contributed the Agreement and its future royalty income stream to Ribapharm.

Schering has informed the Company and Ribapharm that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. The Company and Ribapharm do not agree with

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schering’s interpretation of the Agreement. In August 2001, Schering withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering to be a retroactive adjustment of royalties previously paid to the Company and Ribapharm through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company and Ribapharm recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. The Company and Ribapharm have not established a reserve for these amounts, because in the opinion of management, collectibility is reasonably assured. Since the second quarter of 2001, the Company and Ribapharm no longer recognize any of these withheld royalty payments as income as the Company and Ribapharm can no longer determine such amounts due to a lack of information provided by Schering. The Company and Ribapharm have commenced arbitration with Schering to collect these royalties and prevent Schering from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties selected an arbitrator, discovery has commenced and arbitration hearings are currently scheduled to begin in May or June of 2003. If the Company and Ribapharm do not succeed in this alternative dispute resolution process, Ribapharm may have to write off all or a portion of this receivable. If the Company and Ribapharm do succeed, Ribapharm will be entitled to receive the royalty payments on these indigent sales withheld by Schering.

In April 2002, Schering asserted a counterclaim against the Company and Ribapharm in this arbitration based on the Company’s alleged failure to assist Schering in securing certain distribution rights in Egypt. The Company and Ribapharm intend to vigorously contest this counterclaim.

In November 2000, the Company and Ribapharm entered into an agreement that provides Schering with certain rights to license various products the Company may develop. Under the terms of the agreement, Schering has the option to exclusively license on a worldwide basis up to three compounds that the Company and Ribapharm may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin™ or Viramidine™. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, the Company and Ribapharm would receive royalty revenues based on the sales of licensed products.

Under the terms of the agreement, the Company and Ribapharm also granted Schering and an affiliate rights of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as rights of first/last refusal with respect to Levovirin™ and Viramidine™ (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if the Company and Ribapharm intend to offer a license or other rights with respect to any of these compounds to a third party, the Company and Ribapharm are required to notify Schering. At Schering’s request, the Company and Ribapharm are required to negotiate in good faith with Schering on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company and Ribapharm cannot reach an agreement with Schering, the Company and Ribapharm are permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company and Ribapharm are required to offer substantially similar terms to Schering, which terms Schering has the right to match.

If Schering does not exercise its option or Refusal Rights as to a particular compound, the Company and Ribapharm may continue to develop that compound or license that compound to other third parties. The agreement with Schering will terminate the later of 12 years from the date of the agreement or the termination of

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 1995 license agreement with Schering. The agreement was entered into as part of the resolution of claims asserted by Schering against the Company and Ribapharm, including claims regarding the Company’s and Ribapharm’s alleged improper hiring of former Schering research and development personnel and claims that the Company and Ribapharm were not permitted to conduct hepatitis C research.

In June 2001, the Company and Ribapharm licensed Levovirin™ to Roche. The Company’s and Ribapharm’s agreement with Schering granted Scering Refusal Rights for Levovirin™. Although the Company believes it has complied with the Refusal Rights, Schering may allege that the Company has not complied with the Refusal Rights to Levovirin™.

18.    Supplemental Cash Flow Disclosures

The following table sets forth the amounts of interest and income taxes paid during 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Interest paid	$42,254	$45,637	$57,472

Income taxes paid	$53,090	$25,018	$19,088

19.    Subsequent Events

On December 23, 2002, the Company acted by written consent to remove Johnson Y.N. Lau, Kim Campbell, Arnold Kroll, Hans Thierstein and John Vierling (the “Former Directors”) as directors of Ribapharm, and to amend a bylaw provision adopted by Ribapharm’s Board requiring advance notice of actions to be taken by written stockholder consent. In its letter to Ribapharm, the Company expressed its concern over certain actions and inactions by the Ribapharm’s Board of Directors and management. The Company also filed suit in the Court of Chancery of the State of Delaware against the Ribapharm directors it sought to remove. On January 22, 2003, in connection with the settlement of that litigation, the Former Directors resigned as directors of Ribapharm. In addition, the executive officers of Ribapharm, consisting of Dr. Lau, Thomas Stankovich and Roger Loomis, also resigned. On January 23, 2003, Ribapharm’s Board, comprised of Roberts A. Smith, Ph.D., the sole remaining director, elected the following individuals to serve as directors of Ribapharm effective immediately: Daniel J. Paracka, Santo J. Costa, Esquire, Gregory F. Boron and James J. Pieczynski. Mr. Paracka was also elected to serve as Chairman of the Board. Ribapharm’s Board also appointed Kim D. Lamon, M.D., Ph.D., to the position of Ribapharm’s President and Chief Executive Officer, William M. Comer, Jr., CPA, to the position of Vice President and Chief Financial Officer, and Mel D. Deutsch, Esquire, to the position of Vice President, General Counsel and Secretary. A sixth director, Andre C. Dimitriadis, Ph.D., was elected to Ribapharm’s Board on February 21, 2003. The bylaw amendment adopted by the Company’s written consent became effective January 27, 2003.

20.    Subsequent Events—Unaudited

On March 26, 2003, Schering announced that it has entered into license agreements with the remaining two companies that settled all litigation between them regarding Schering’s U.S. patents for ribavirin and its use in treating HCV. Under terms of the agreements, Schering granted to each company a non-exclusive, non-sublicensable license to its U.S. ribavirin patents. The agreements do not affect the companies’ litigation with the Company and Ribapharm. The Company and Ribapharm believe their patent position to be unchanged by Schering’s settlements with the three generic pharmaceutical companies.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Line of Credit with Ribapharm:    On March 28, 2003, the Company entered into an amendment to the line of credit facility with Ribapharm which allows Ribapharm to make draws against the line of credit, if needed, to the extent of cumulative repayments made by Ribapharm, up to a maximum available credit limit of $35,000,000. Subject to approval by the Company’s Board of Directors, the amended expiration date would be the earlier of December 29, 2005 or the date on which the Company ceases to be the beneficial owner of at least 80% of the issued and outstanding common stock of Ribapharm; however, unless and until such approval is obtained, the expiration date will remain at December 31, 2003. Additionally, it was Ribapharm’s desire, and the Company agreed as a condition to the amendment, to repay the Company on the date of the amendment the aggregate outstanding principal balance and related accrued interest, without requirement to comply with a prior notice obligation. Accordingly, on March 28, 2003, Ribapharm repaid principal and interest in the amounts of $35,000,000 and $984,000, respectively. Prior to this amendment, the Company was obligated to make loans to Ribapharm only prior to August 31, 2002, and Ribapharm was required to repay all loans in full no later than December 31, 2003.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
	(In thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$8,172	$761	$209	$(1,496)	$7,646

Allowance for inventory obsolescence	$10,143	$5,250	$(1,735)	$(2,598)	$11,060

Deferred tax asset valuation allowance	$21,429	$6,702	$—	$—	$28,131

Year ended December 31, 2001
Allowance for doubtful accounts	$7,387	$1,950	$2,309	$(3,474)	$8,172

Allowance for inventory obsolescence	$9,533	$6,492	$1,720	$(7,602)	$10,143

Deferred tax asset valuation allowance	$21,429	$—	$—	$—	$21,429

Year ended December 31, 2000
Allowance for doubtful accounts	$14,723	$5,745	$452	$(13,533)	$7,387

Allowance for inventory obsolescence	$1,963	$6,206	$2,953	$(1,589)	$9,533

Deferred tax asset valuation allowance	$36,626	$(15,197)	$—	$—	$21,429

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required under this Item is set forth under the captions “Information Concerning Nominees and Directors” and “Executive Officers” in the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2003 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.

Item 11.     Executive Compensation

The information required under this Item is set forth under the caption “Executive Compensation and Related Matters” in the Proxy Statement and is incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is set forth under the caption “Ownership of the Company’s Securities” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

The information required under this Item is set forth under the captions “Executive Compensation and Related Matters” and “Certain Transactions” in the Proxy Statement and is incorporated by reference.

Item 14.     Controls and Procedures.

Commencing with the fiscal quarter ended June 30, 2002, and continuing quarterly since then, the Company has instituted a program of questionnaires sent to, certifications provided by, and telephonic interviews conducted with, individual officers or employees responsible for oversight and management of parts of the Company’s different business operations. The questionnaires, certifications and interviews are intended to reinforce the Company’s existing system of internal controls, and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures are also designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under that Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures within 90 days of the filing of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in the preceding paragraph, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

3.2	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.

3.3

Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.

10.1

Indenture, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and The Bank of New York, as trustee, relating to the 6½% Convertible Subordinated Notes due 2008. Previously filed as Exhibit 4.1 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.*

Exhibit Number	Description

10.2

Application for Registration, Foundation Agreement, Joint Venture—ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.3

Charter of the Joint Stock Company—ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.4†

Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

10.5†

Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999, previously filed as Exhibit 10.8 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

10.6†

Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.

10.7†

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

10.9

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

10.11	ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

10.12	ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

10.13

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

10.14

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

Exhibit Number	Description

**10.16

Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., previously filed as exhibit 10.32 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

**10.17

Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

**10.18

Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

**10.19	Agreement among ICN Pharmaceuticals, Inc., Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, filed herewith

**10.20	Closing Agreement among ICN Pharmaceuticals, Inc. and Milan Panic, dated March 6, 2003, filed herewith.

10.21	Agreement between ICN Pharmaceuticals, Inc. and Bary G. Bailey, dated October 22, 2002, filed herewith.

10.22	Agreement between ICN Pharmaceuticals, Inc. and Timothy C. Tyson, dated October 24, 2002, filed herewith.

10.23	Agreement between ICN Pharmaceuticals, Inc. and Robert W. O’Leary, dated November 4, 2002, filed herewith.

10.24	Agreement between ICN Pharmaceuticals, Inc. and Bill A. MacDonald, dated November 15, 2002, filed herewith.

10.25	Agreement between ICN Pharmaceuticals, Inc. and Gregory Keever, dated November 8, 2002, filed herewith.

21.	Subsidiaries of the Registrant.

23.	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management Compensation.

(b)  Reports on Form 8-K

During the quarter ended December 31, 2002, the following report on Form 8-K were filed by the Registrant.

1.	Current report on Form 8-K dated December 23, 2002 (the date of the earliest event reported), filed on December 23, 2002, for the purpose of reporting certain information, under Item 5.

2.	Current report on Form 8-K dated December 24, 2002 (the date of the earliest reported), filed on December 30, 2002, for the purpose of reporting certain information, under Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICN PHARMACEUTICALS, INC.

By	/s/ ROBERT W. O’LEARY
Robert W. O’Leary
Chairman of the Board and
Chief Executive Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT W. O’LEARY	Chairman of the Board and Chief Executive Officer	Date: March 31, 2003
Robert W. O’Leary

/s/ TIMOTHY TYSON	President, Chief Operating Officer	Date: March 31, 2003
Timothy Tyson

/s/ BARY BAILEY	Executive Vice President and Chief Financial Officer	Date: March 31, 2003
Bary Bailey

/s/ EDWARD BURKHARDT	Director	Date: March 31, 2003
Edward Burkhardt

/s/ RONALD FOGLEMAN	Director	Date: March 31, 2003
Ronald Fogleman

/s/ RICHARD KOPPES	Director	Date: March 31, 2003
Richard Koppes

/s/ LARRY KUGLEMAN	Director	Date: March 31, 2003
Larry Kugleman

/s/ KIM DAVID LAMON	Director	Date: March 31, 2003
Kim David Lamon

/s/ STEVEN LEE	Director	Date: March 31, 2003
Steven Lee

/s/ RANDY THURMAN	Director	Date: March 31, 2003
Randy Thurman

CERTIFICATIONS

I, Robert W, O’Leary, certify that:

1.	I have reviewed this annual report on Form 10-K of ICN Pharmaceuticals, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and;

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ ROBERT W. O’LEARY
Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

I, Bary Bailey, certify that:

1.	I have reviewed this annual report on Form 10-K of ICN Pharmaceuticals, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and;

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ BARY BAILEY
Bary Bailey
Executive Vice President and Chief Financial Officer

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

10.1

Indenture, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and The Bank of New York, as trustee, relating to the 6½% Convertible Subordinated Notes due 2008. Previously filed as Exhibit 4.1 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.

10.2

Application for Registration, Foundation Agreement, Joint Venture—ICN Oktyabr previously filed as Exhibit 10.46 to ICN Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.3

Charter of the Joint Stock Company—ICN Oktyabr previously filed as Exhibit 10.47 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

10.4†

Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

10.5†

Amendment to Employment Contract between ICN Pharmaceuticals, Inc., and Milan Panic dated January 1, 1999, previously filed as Exhibit 10.8 to ICN Pharmaceuticals, Inc.’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

10.6†

Agreement among ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Adam Jerney, dated March 18, 1993 previously filed as Exhibit 10.49 to SPI Pharmaceuticals, Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended on December 31, 1992, which is incorporated herein by reference.

10.7†

Agreement among ICN Pharmaceuticals, Inc., Viratek, Inc. and John Giordani, dated March 18, 1993 previously filed as Exhibit 10.3 to Registration Statement No. 33-84534 on Form S-4 dated September 28, 1994, which is incorporated herein by reference.

10.8

Registration Rights Agreement relating to the 6 ½% Convertible Subordinated Notes due 2008, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and UBS Warburg LLC. Previously filed as Exhibit 4.2 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.

10.9

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

Exhibit Number	Description

10.11	ICN Pharmaceuticals, Inc. 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

10.12	ICN Pharmaceuticals, Inc. 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

10.13

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

10.14

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

**10.16

Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd., previously filed as exhibit 10.32 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

**10.17

Amendment to Exclusive License and Supply Agreement between ICN Pharmaceuticals, Inc. and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

**10.18

Agreement among Schering Corporation, ICN Pharmaceuticals, Inc. and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to ICN Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

**10.19	Agreement among ICN Pharmaceuticals, Inc., Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, filed herewith

**10.20	Closing Agreement among ICN Pharmaceuticals, Inc. and Milan Panic, dated March 6, 2003, filed herewith.

10.21	Agreement between ICN Pharmaceuticals, Inc. and Bary G. Bailey, dated October 22, 2002, filed herewith.

10.22	Agreement between ICN Pharmaceuticals, Inc. and Timothy C. Tyson, dated October 24, 2002, filed herewith.

10.23	Agreement between ICN Pharmaceuticals, Inc. and Robert W. O’Leary, dated November 4, 2002, filed herewith.

Exhibit Number	Description

10.24	Agreement between ICN Pharmaceuticals, Inc. and Bill MacDonald, dated November 15, 2002, filed herewith.

10.25	Agreement between ICN Pharmaceuticals, Inc. and Gregory Keever, dated November 8, 2002, filed herewith.

21.	Subsidiaries of the Registrant.

23.	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management Compensation.