Form 10-Q
period 2003-03-31
ICN PHARMACEUTICALS INC
filed 2003-05-15
CIK 930184

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                                  (714)545-0100
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X    No
       -------     -------

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

    Yes    X    No
       -------     -------

     The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of May 12, 2003 was 83,895,945.

-------------------------------------------------------------------------------

                                       19
                            ICN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                                       Page
                                                                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets - March 31, 2003 and December 31, 2002                                           3

     Consolidated Condensed Statements of Income - Three months ended March 31, 2003 and 2002                               4

     Consolidated Condensed Statements of Comprehensive Income -
        Three months ended March 31, 2003 and 2002                                                                          5

     Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2003 and 2002                           6

     Management's Statement Regarding Unaudited Financial Statements                                                        7

     Notes to Consolidated Condensed Financial Statements                                                                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                             18

Item 3. Quantatative and Qualitative Disclosures About Market Risk                                                         24

Item 4. Controls and Procedures                                                                                            24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                 26

Item 6.  Exhibits and Reports on Form 8-K                                                                                  26



SIGNATURES AND CERTIFICATIONS                                                                                              27


                            ICN PHARMACEUTICALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                (unaudited, in thousands, except per share data)


                                                                                March 31,        December 31,
                                                                                  2003               2002
                                                                            --------------      --------------

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                 $      309,304      $      245,184
  Accounts receivable, net                                                         168,313             215,776
  Inventories, net                                                                  89,280              88,862
  Income taxes receivable                                                               --              12,779
  Prepaid expenses and other current assets                                         16,119              13,972
                                                                            --------------      --------------
         Total current assets                                                      583,016             576,573

Property, plant and equipment, net                                                 236,852             242,888
  Deferred income taxes                                                             37,181              39,180
  Intangibles, net                                                                 376,665             384,286
  Other assets                                                                      42,506              43,792
                                                                            --------------      --------------
         Total non-current assets                                                  693,204             710,146
Assets of discontinued operations                                                  186,647             201,830
                                                                            --------------      --------------
                                                                            $    1,462,867      $    1,488,549
                                                                            ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade payables                                                            $       24,068      $       33,487
  Accrued liabilities                                                              128,253             142,093
  Notes payable and current portion of long-term debt                                4,220               3,923
  Income taxes payable                                                               4,845                  --
                                                                            --------------      --------------
         Total current liabilities                                                 161,386             179,503

Long-term debt, less current portion                                               478,859             481,548
Deferred income taxes and other liabilities                                         48,397              52,288
Minority interest                                                                   30,445              23,452
                                                                          ----------------      --------------
         Total non-current liabilities                                             557,701             557,288
Liabilities of discontinued operations                                              38,840              48,068
                                                                          ----------------      --------------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value; 200,000 shares authorized; 84,108 (March 31, 2003)
       and 84,066 (December 31, 2002)shares outstanding                                841                 841
  Additional capital                                                             1,027,819           1,027,335
  Accumulated deficit                                                             (249,639)           (256,809)
  Accumulated other comprehensive loss                                             (74,081)            (67,677)
                                                                            --------------      --------------
         Total stockholders' equity                                                704,940             703,690
                                                                            --------------      --------------
                                                                            $    1,462,867      $    1,488,549
                                                                            ==============      ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the three months ended March 31, 2003 and 2002
                (unaudited, in thousands, except per share data)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  2003               2002
                                                                          ----------------      --------------
Revenues:
  Product sales                                                           $        110,134      $      128,005
  Royalties                                                                         48,583              57,001
                                                                          ----------------      --------------
       Total revenues                                                              158,717             185,006
                                                                          ----------------      --------------

Costs and expenses:
  Cost of goods sold                                                                40,870              36,236
  Selling expenses                                                                  37,278              39,918
  General and administrative expenses                                               30,446              27,207
  Research and development costs                                                     9,159               9,088
  Amortization expense                                                               8,583               7,856
                                                                          ----------------      --------------

       Total costs and expenses                                                    126,336             120,305
                                                                          ----------------      --------------

       Operating income                                                             32,381              64,701

Other income (expense), net, including translation and exchange                      4,091              (1,313)
Interest income                                                                        982               1,310
Interest expense                                                                    (8,292)            (14,393)
                                                                          ----------------      --------------

     Income from continuing operations before income taxes, minority
       interest and cumulative effect of change in accounting principle             29,162              50,305

Provision for income taxes                                                          11,082              19,159
Minority interest                                                                    4,859                  34
                                                                          ----------------      --------------
Income from continuing operations before cumulative effect of change
  in accounting principle                                                           13,221              31,112
Income (loss) from discontinued operations, net                                        449                (956)
Cumulative effect of change in accounting principle                                     --             (21,791)
                                                                          ----------------      --------------

       Net income                                                         $         13,670      $        8,365
                                                                          ================      ==============

Basic earnings per common share
Income from continuing operations                                         $           0.16      $         0.38
Discontinued operations, net of taxes                                                   --               (0.01)
Cumulative effect of change in accounting principle                                     --               (0.27)
                                                                          ----------------      --------------
       Net income per share                                               $           0.16      $         0.10
                                                                          ================      ==============

Diluted earnings per common share
Income from continuing operations                                         $           0.16      $         0.37
Discontinued operations, net of taxes                                                   --               (0.01)
Cumulative effect of change in accounting principle                                     --               (0.26)
                                                                          ----------------      --------------

       Net income per share                                               $           0.16      $         0.10
                                                                          ================      ==============

       Shares used in per share computation:

           Basic                                                                    84,104              82,274
                                                                          ================      ==============
           Diluted                                                                  84,307              84,331
                                                                          ================      ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 2003 and 2002
                            (unaudited, in thousands)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2003                2002
                                                                        ----------------      --------------

Net income                                                              $         13,670      $        8,365

Other comprehensive income:
   Foreign currency translation adjustments                                       (6,052)             (9,859)
   Unrealized loss on marketable equity securities                                  (352)                 --
                                                                        ----------------      --------------

Comprehensive income (loss)                                             $          7,266      $       (1,494)
                                                                        ================      ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ICN PHARMACEUTICALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                            (unaudited, in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2003               2002
                                                                          ----------------     ---------------
Cash flows from operating activities:
  Income from continuing operations                                       $         13,221     $        31,112
  Adjustments to reconcile net income to net
    cash provided by operating activities:
           Depreciation and amortization                                            14,779              13,722
           Provision for losses on accounts receivable and
             inventory obsolescence                                                  2,036               1,965
           Translation and exchange (gains) losses, net                             (4,091)              1,313
           Other non-cash items                                                        497               3,777
           Deferred income taxes                                                     2,013              (3,909)
           Minority interest                                                         4,859                  34
  Change in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                      47,452               6,251
           Inventories                                                                (996)               (500)
           Prepaid expenses and other assets                                          (838)             (8,860)
           Trade payables and accrued liabilities                                  (23,414)             (2,423)
           Income taxes payable                                                     17,442              14,959
           Other liabilities                                                        (3,810)                653
                                                                          ----------------     ---------------
           Cash flow from operating activities in continuing operations             69,150              58,094
           Cash flow from operating activities in discontinued operations            9,725               4,034
                                                                          ----------------     ---------------
                Net cash provided by operating activities                           78,875              62,128
                                                                          ----------------     ---------------
Cash flows from investing activities:
  Capital expenditures                                                              (2,510)             (3,928)
  Proceeds from sale of assets                                                          67                  33
  (Increase) decrease in restricted cash                                                (3)                324
  Acquisition of license rights, product lines and businesses                         (150)             (3,733)
                                                                          ----------------     ---------------
  Cash flow from investing activities in continuing operations                      (2,596)             (7,304)
  Cash flow from investing activities in discontinued operations                    (1,936)             (2,092)
                                                                          ----------------     ---------------
                Net cash used in investing activities                               (4,532)             (9,396)
                                                                          ----------------     ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                              --                 320
  Payments on long-term debt                                                           (24)                (66)
  Payments on notes payable                                                         (3,015)                 --
  Proceeds from exercise of stock options                                               --               6,819
  Dividends paid                                                                    (6,500)             (6,136)
  Funds received from discontinued operations                                        7,936               1,037
                                                                          ----------------     ---------------
  Cash flow from financing activities in continuing operations                      (1,603)              1,974
  Cash flow from financing activities in discontinued operations                    (8,203)             (1,077)
                                                                          ----------------     ---------------
                Net cash (used in) provided by financing activities                 (9,806)                897
                                                                         -----------------    ---------------
Effect of exchange rate changes on cash and cash equivalents                          (553)               (387)
                                                                          ----------------     ---------------
Net increase in cash and cash equivalents                                           63,984              53,242
Cash and cash equivalents at beginning of period                                   253,664             325,253
                                                                          ----------------     ---------------
Cash and cash equivalents at end of period                                         317,648             378,495
Cash and cash equivalents classified as part of discontinued operations             (8,344)             (9,098)
                                                                          ----------------     ---------------
Cash and cash equivalents of continuing operations                        $        309,304     $       369,397
                                                                          ================     ===============


The accompanying notes are an integral part of these consolidated condensed financial statements.

         MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                            ICN PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (unaudited)

1.  Summary of Significant Accounting Policies

     Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and all of its majority-owned subsidiaries (the "Company"). Minority interest in results of operations of consolidated subsidiaries, including Ribapharm Inc. ("Ribapharm"), represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by the minority shareholders in these subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries adjusted for any dividends, as appropriate. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies or 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs are recorded at the lower of cost or fair value. All significant intercompany account balances and transactions have been eliminated.

     Comprehensive Income: Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities and minimum pension liability. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

     Per Share Information: In March 2003, the Company's Board of Directors declared a first quarter cash distribution of $.0775 per share, payable on April 23, 2003, to stockholders of record on April 9, 2003.

    Dividends: While the Company has historically paid quarterly cash dividends, there can be no assurance that the Company will continue to do so.

     Goodwill and Intangibles: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142 goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. During 2002, the Company completed the transitional impairment test required by SFAS
142. The first step of this test required the Company to compare the carrying amount of the reporting unit to the fair value of the reporting unit. The fair value of the reporting unit was determined using a discounted cash flow analysis, which was reviewed by an independent professional advisor. Where the carrying amount of the reporting unit exceeded the fair value of the reporting unit, the Company was required to perform an analysis to measure the impairment loss. The second step of the transitional impairment test required the Company to ascribe the fair value calculated in step one to the individual assets and liabilities of the reporting unit. To the extent the carrying value of the goodwill exceeded the excess of the fair value over the amounts ascribed to the assets and liabilities, an impairment loss was recognized. As a result of step two, the Company recorded an impairment loss of $25,332,000 which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle in the three months ended March 31, 2002.

     At March 31, 2003 and December 31, 2002, amortizable intangible assets were as follows (in thousands):

                                                           March 31, 2003                December 31, 2002
                                                   ------------------------------ ------------------------------
                                                                    Accumulated                     Accumulated
                                                    Gross Amount   Amortization    Gross Amount    Amortization
Intangible assets:
  Product rights                                   $      511,573 $      (134,908)$      511,556  $      (127,270)
                                                   ============== =============== ==============  ===============


    Estimated amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $30,000,000 for all periods.

     Stock-Based Compensation: The Company has adopted the disclosure only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based
Compensation-Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the stock option plan as all options granted under the Company's stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   2003              2002
                                                                                ---------        ----------
     Net income as reported                                                     $  13,670        $    8,365

     Stock based employee compensation expense determined under fair
       value based method, net of related tax effects                                 471             2,268
                                                                                ---------        ----------
     Pro forma net income                                                       $  13,199        $    6,097
                                                                                =========        ==========

     Earnings per share:
         Basic-as reported                                                      $    0.16        $     0.10
                                                                                =========        ==========

         Basic-pro forma                                                        $    0.16        $     0.07
                                                                                =========        ==========

         Diluted-as reported                                                    $    0.16        $     0.10
                                                                                =========        ==========

         Diluted-pro forma                                                      $    0.16        $     0.07
                                                                                =========        ==========


     The fair value of options  granted in the three months ended March 31, 2003
and  2002  were  estimated  at  the  date  of  grant  using  the   Black-Scholes
option-pricing model with the following assumptions:

                                                                            2003          2002
                                                                          -------      -------
Weighted-average life (years)                                                  4.2          4.2
Volatility                                                                      96%          94%
Expected dividend per share                                                $  0.31      $  0.36
Risk-free interest rate                                                       2.50%        2.55%
Weighted-average fair value of options granted                               $7.44       $18.72

     Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders' equity.

2. Discontinued Operations

     In June 2002, the Company initiated a strategic review which included retaining investment bankers and a consulting firm. As a result of this strategic review, in the second half of 2002 the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business (included in the North America Pharmaceuticals segment), raw materials businesses and manufacturing capability in Central Europe (included in the Europe Pharmaceuticals segment) and Circe unit (included in the North America Pharmaceuticals segment).

     The results of the Discontinued Businesses have been reflected as discontinued operations in the consolidated condensed financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated condensed financial statements have been restated to conform to discontinued operations presentation for all historical periods presented.

     The Company is actively marketing for sale the Russian Pharmaceuticals segment, the Biomedicals segment and the raw materials businesses and manufacturing capability in Hungary and the Czech Republic. The Company expects all of the remaining discontinued operations will be sold by the end of 2003.

     The Company disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.

     The Company disposed of its Photonics business in two stages. First, it discontinued the medical services business in September 2002. Second, the Company sold the laser device business in March 2003 for approximately $505,000.

     Summarized selected financial information for discontinued operations for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                                                            2003        2002
                                                                                        ----------- ----------
Revenue                                                                                 $    52,345 $   60,656
                                                                                        =========== ==========
Income before income taxes                                                              $     1,886 $      223
Income taxes                                                                                  1,437      1,179
                                                                                        ----------- ----------
     Income (loss) from discontinued operations, net                                    $       449 $     (956)
                                                                                        =========== ==========

     The assets and liabilities of discontinued operations are stated separately as of March 31, 2003 and December 31, 2002 on accompanying consolidated condensed balance sheets. The major asset and liability categories are as follows:

                                                                                            March 31,   December 31,
                                                                                               2003         2002
                                                                                          ----------     ---------
Cash                                                                                       $   8,344      $  9,098
Accounts receivable, net                                                                      37,375        46,601
Inventories, net                                                                              48,618        54,306
Property, plant and equipment, net                                                            29,693        29,481
Other assets                                                                                  62,617        62,344
                                                                                          ----------     ---------
   Assets of discontinued operations                                                       $ 186,647      $201,830
                                                                                          ==========     =========
Accounts payable                                                                           $  13,732      $ 20,010
Accrued liabilities                                                                           23,401        26,372
Other liabilities                                                                              1,707         1,686
                                                                                          ----------     ---------
   Liabilities of discontinued operations                                                  $  38,840      $ 48,068
                                                                                          ==========     =========

3. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   2003              2002
                                                                                ---------        ----------
Income:
     Numerator for basic and dilutive earnings per share--
       income available to common stockholders                                  $  13,670        $    8,365
                                                                                =========        ==========


Shares:
     Denominator for basic earnings per share--
       weighted-average shares outstanding                                         84,104            82,274
                                                                                ---------        ----------

     Effect of dilutive securities:
       Employee stock options                                                         203             2,053
       Other dilutive securities                                                       --                 4
                                                                                ---------        ----------

     Dilutive potential common shares                                                 203             2,057
                                                                                ---------        ----------

     Denominator for diluted earnings per share--
       adjusted weighted-average shares and assumed conversions                    84,307            84,331
                                                                                =========        ==========

Basic earnings per common share
Income from continuing operations                                               $    0.16        $     0.38
Discontinued operations, net of taxes                                                  --             (0.01)
Cumulative effect of change in accounting principle                                    --             (0.27)
                                                                                ---------        ----------
     Net income per share                                                       $    0.16        $     0.10
                                                                                =========        ==========
       Shares used in per share computation                                        84,104            82,274
                                                                                =========        ==========

Diluted earnings per common share
Income from continuing operations                                               $    0.16        $     0.37
Discontinued operations, net of taxes                                                  --             (0.01)
Cumulative effect of change in accounting principle                                    --             (0.26)
                                                                                ---------        ----------
     Net income per share                                                       $    0.16        $     0.10
                                                                                =========        ==========
       Shares used in per share computation                                        84,307            84,331
                                                                                =========        ==========

     For the three months ended March 31, 2003 and 2002, 3,778,000 and 1,764,000 weighted average stock options, respectively, and 13,591,690 shares from the effect of convertible debt are not included in the computation of earnings per share as such securities are anti-dilutive.

4.  Detail of Certain Accounts

                                                                               March 31,         December 31,
                                                                                 2003                2002
                                                                          ----------------      --------------
                                                                                     (in thousands)

Accounts receivable, net:
  Trade accounts receivable                                               $         94,932      $      100,724
  Royalties receivable                                                              64,811             105,496
  Other receivables                                                                 15,597              17,202
                                                                          ----------------      --------------
                                                                                   175,340             223,422
  Allowance for doubtful accounts                                                   (7,027)             (7,646)
                                                                          ----------------      --------------
                                                                          $        168,313      $      215,776
                                                                          ================      ==============

Inventories, net:
  Raw materials and supplies                                              $         47,481      $       53,217
  Work-in-process                                                                   31,590              29,290
  Finished goods                                                                    22,240              17,415
                                                                         -----------------      --------------
                                                                                   101,311              99,922
  Allowance for inventory obsolescence                                             (12,031)            (11,060)
                                                                          ----------------      --------------
                                                                          $         89,280      $       88,862
                                                                          ================      ==============

Property, plant and equipment, net:
  Property, plant and equipment, at cost                                  $        361,611      $      361,357
  Accumulated depreciation and amortization                                       (124,759)           (118,469)
                                                                          ----------------      --------------
                                                                          $        236,852      $      242,888
                                                                          ================      ==============

5. Related Party Transactions

     In April 2001, the Company made a loan to Mr. Panic, its former Chairman and Chief Executive Officer, of $2,731,519 as part of a program adopted by the Board of Directors of the Company to encourage directors and officers of the Company to exercise stock options. The loan is collateralized by 286,879 shares of the Company's Common Stock (fair market value of $2,556,000 as of March 31, 2003) held by Mr. Panic and is due in April 2004. This loan bears interest at a rate of 4.63% per annum, payable annually. The loan is non-recourse with respect to principal and full recourse to Mr. Panic with respect to interest. The loan is included in the accompanying consolidated condensed balance sheets as a reduction of stockholders' equity.

Ribapharm

     At the  time of the  Ribapharm  initial  public  offering  ("the  Ribapharm
Offering"),   Ribapharm  and  the  Company   entered  into  an  affiliation  and
distribution agreement, which places restrictions on Ribapharm's ability to issue capital stock to ensure that Ribapharm remains part of the Company's consolidated group for income tax purposes; a management services and facilities agreement, which details the Company's agreement to provide Ribapharm with interim administrative and corporate services; a lease agreement, which provides Ribapharm a long-term lease in the Company's Costa Mesa facility; a confidentiality agreement, which provides that Ribapharm and the Company will not disclose to third parties confidential and proprietary information concerning each other; a registration rights agreement, which grants the Company rights to require Ribapharm to register shares of Ribapharm common stock owned by the Company; and a tax sharing agreement, which allocates liability for taxes between the Company and Ribapharm.

6.  Commitments and Contingencies

     SEC Litigation: On August 11, 1999, the United States Securities and Exchange Commission (the "SEC") filed a civil complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the "SEC Complaint"). The SEC Complaint alleged that the Company and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerned public disclosures made by the Company with respect to the status and disposition of the Company's 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the "NDA"). The United States Food and Drug Administration (the "FDA") did not approve this NDA. The SEC Complaint sought injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company, which would include the Company.

     In the Fall of 2002, counsel for the defendants and the SEC reached an agreement to settle the SEC Complaint as against all defendants. On October 28, 2002, the Commissioners of the SEC voted to approve the settlement and on November 27, 2002, the Court issued final judgments embodying the terms of the settlement with the Company and Mr. Panic. (Settlements with the other defendants were documented separately.)

     The material terms of the Company's settlement with the SEC are as follows:
The Company, without admitting or denying liability, consented to the entry of a consent judgment permanently enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder. The Company agreed to pay a civil penalty in the amount of $1,000,000 (which has been paid). The Company (and its successors and assigns) consented to various corporate governance undertakings regarding FDA-related press releases (the "Undertakings"). Because the settlement documents explicitly acknowledged that a "change of control" of the Company occurred as of May 29, 2002, the Company can make an application for termination of the Undertakings (upon a showing of "good cause") eighteen months after entry of the judgment.

     The Undertakings are as follows: The Company's Board shall appoint a three-member committee (the "Committee") with responsibility to establish policies and procedures regarding issuance of FDA-related press releases in general and to approve the specific contents of each FDA-related press release; the Company shall retain a recognized securities lawyer (the "Expert") to review the Company's policies and procedures regarding FDA-related press releases, train the Committee, make written recommendations to the Board and the Committee, and make yearly reviews of the Company's FDA-related disclosure polices. The Expert shall furnish reports to the Committee and the Company's internal "Disclosure Compliance Officer," with copies to the SEC; the Company, upon approval of the Board, shall prepare a written policy and/or procedure document regarding FDA-related press releases, with copy to the SEC; the Company shall pre-clear all FDA-related press releases with the FDA; the Disclosure Compliance Officer shall ensure that pre-clearance takes place; the Company shall provide copies of all FDA-related press releases to the Expert. Any comments by the Expert shall be submitted to the Disclosure Compliance Officer, with copies to the SEC; each Board member and Board-appointed officer shall attend a course concerning disclosure obligations of public companies, with a refresher course once per year; and Mr. Panic will not be involved in drafting or approving FDA-related press releases. The Company is complying with the Undertakings.

     With respect to Mr. Panic, the settlement provides for an injunction (without admitting or denying liability), a civil penalty of $500,000, and a prohibition against drafting or approving FDA-related press releases for a period of five years. The Company agreed to indemnify Mr. Panic with respect to this penalty.

     U.S. Attorney Litigation: On December 17, 2001, the Company pleaded guilty in the United States District Court for the Central District of California ("the District Court") to a single felony count for securities fraud for omitting to disclose until February 17, 1995, the existence and content of a letter received from the FDA in late 1994 regarding the not approvable status of the Company's 1994 NDA. This guilty plea was entered pursuant to a plea agreement with the office of the United States Attorney for the Central District of California (the "Office") to settle a six-year investigation. The Company paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute the Company and will not bring any further criminal charges against the Company or any individuals relating to any matters that have been the subject of the investigation and will close its investigation of these matters, except that the plea agreement provides that the Office has not closed its investigation with respect to one former employee of the Company. The Company applied to the District Court in April 2003 for early termination of the probation and the District Court granted the application and entered an order terminating the probation effective April 23, 2003.

     Biomedicals: On June 21, 2002, the Company executed a plea agreement with the Office of the U.S. Attorney for the Southern District of Florida. Pursuant to that agreement, the Company pleaded guilty to a single count of its Biomedical unit failing to certify a shipment of hazardous material and agreed to implement a corporate program to enhance the Company's continued compliance with laws and regulations and, in particular, the transportation of hazardous materials shipped from its facilities. The Company paid a fine of approximately $40,000. The 1998 shipment giving rise to the plea arrived safely at its destination and did not result in harm to any persons or property, and, furthermore, did not result in any environmental release. In May 2003, the Company accepted an offer by the U.S. Department of State to settle a civil investigation relating to the same facts without imposition of any fine or disciplinary action.

     Russia: The Company is involved in various legal proceedings relating to its distribution company in Russia. These proceedings arise out of a claim relating to non-payment under a contract entered into in January 1995, prior to the Company's acquisition of the Russian distribution company. The claimant, Minnex Trading Corporation ("Minnex") in July 2001 initiated bankruptcy proceedings against OAO Pharmsnabsbyt ("PSS"), the Company's Russian distribution company, in the Arbitration Court of Moscow Region, and seeks to recover $6,200,000 in damages, plus expenses. Certain other ICN affiliates are also creditors of PSS, and have asserted claims in bankruptcy in excess of $12,000,000. Claims have also been made that the Company is responsible for PSS's bankruptcy. Under certain circumstances, Russian law imposes liability on a company whose actions create liabilities or cause bankruptcy for its Russian subsidiary. The Company intends to vigorously assert its interests in this matter; however, an adverse decision could have a material effect on the operations of the Company.

     Derivative and Class Actions: The Company is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm Offering ("the Ribapharm Bonuses"). Because it is a derivative lawsuit, the plaintiff does not seek recovery from the Company but rather on behalf of the Company.

     Since July 25, 2002, multiple class actions have been filed in the United States District Courts for the Eastern District of New York, the District of New Jersey and the Central District of California against the Company and some of our current and former executive officers. The lawsuits allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company's stock. The lawsuits generally claim that the defendants improperly inflated the Company's sales volume and revenues through excess shipment of products to the Company's distributors and improper recognition of revenue from certain royalty payments. The plaintiffs generally seek to recover compensatory damages, including interest.

     On October 1, 2002, several former and current directors of the Company, as individuals, as well as the Company, as a nominal defendant, were named as defendants in a second shareholder's derivative complaint filed in Delaware Chancery Court. The complaint purports to state causes of action for violation of Delaware General Corporate Law Section 144, breach of fiduciary duties and waste of corporate assets in connection with the defendants' management of the Company. Because it is a derivative lawsuit, the complaint does not seek recovery from the Company but rather on behalf or the Company. The allegations largely duplicate those contained in the derivative lawsuit filed in Orange County, California, but add a disclosure-based claim relating to the allegations of federal securities law violations made in the class actions.

     The Company established a Special Litigation Committee to evaluate the plaintiffs' claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interests of the Company's shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management arising from the initial public offering of Ribapharm. On April 25, 2003, the Company filed a motion to stay or dismiss the California plaintiff's complaint in favor of the Company amending the existing Delaware derivative action to substitute the Company as the plaintiff. The hearing on the Company's motion in the California action is scheduled for June.

     Schering Dispute: Schering has informed the Company and Ribapharm that it believes royalties paid under the License and Supply Agreement (the "License Agreement") should not include royalties on products distributed as part of its indigent patient marketing program. Schering claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. In August 2001, Schering withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering to be a retroactive adjustment of royalties previously paid to the Company and Ribapharm through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering has withheld on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company and Ribapharm recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as revenue. These amounts are included on the Company's consolidated balance sheet as a receivable. The Company and Ribapharm have not established a reserve for these amounts, because, in the opinion of Ribapharm's management, collectibility is reasonably assured. Since the second quarter of 2001, the Company and Ribapharm no longer recognize any of these withheld royalty payments as revenue, as such amounts can no longer be determined due to a lack of information provided by Schering. The Company and Ribapharm have commenced arbitration with Schering to collect these royalties and prevent Schering from withholding royalty payments on future sales. The parties selected an arbitrator, discovery has commenced and arbitration hearings are currently expected to begin in July 2003. If the Company and Ribapharm do not succeed in this arbitration, Ribapharm may have to write off all or a portion of this receivable. If the Company and Ribapharm do succeed, Ribapharm will be entitled to receive the royalty payments on these indigent sales withheld by Schering.

     Generic Litigation: Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation which was subsequently merged into its parent, Geneva Pharmaceuticals, Inc. ("Geneva") an indirect subsidiary of Novartis, Three Rivers Pharmaceuticals, LLC ("Three Rivers") and Teva Pharmaceuticals USA, Inc. ("Teva"), have filed abbreviated new drug applications with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company and Ribapharm have sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin. The cases are all before the same judge, and have been coordinated with respect to a common trial date, which is currently set for June 24, 2003. Summary judgement motions were filed by the defendants. The Company and Ribapharm filed oppositions to those motions, and the court heard oral argument on March 31, 2003. The Company is expecting a decision in due course prior to the start of trial. The Federal Food, Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, generally prohibits the FDA from giving final marketing approval to these abbreviated new drug applications for 30 months after the applicants notify the Company and Ribapharm of their intent to seek approval from the FDA. However, the FDA could grant marketing approval prior to expiration of this 30-month stay if a court rules that Ribapharm's patents are invalid or unenforceable or that a generic manufacturer of ribavirin would not infringe Ribapharm's patents, or if a court determines that a party has unreasonably delayed the progress of the patent litigation.

     Schering-Plough Ltd. ("Schering"), which has licensed all oral forms of ribavirin for the treatment of chronic hepatitis C in combination with Schering's interferon alpha-2b, also sued all three companies to prevent them from marketing a generic form of ribavirin. On February 7, 2003, Schering announced that it had entered into a licensing agreement with Three Rivers and on March 26, 2003 announced it had entered into licensing agreements with Geneva and Teva, which will settle all patent litigation between Schering and the three generic companies regarding Schering's U.S. patents relating to ribavirin and its use in treating hepatitis C. According to the announcements, under terms of the agreement, Schering granted to each of Three Rivers, Geneva and Teva a non-exclusive, non-sublicensable license to its U.S. ribavirin patents. Each of the companies will pay to Schering a royalty on its ribavirin sales. The agreement is subject to the courts' dismissal of the relevant lawsuits. The Company and Ribapharm believe their patent position to be unchanged by Schering's settlements with the three generic pharmaceutical companies and intend to vigorously defend their own position in court. Schering's settlement is only relevant to the United States market.

     Ribapharm Patents: Various parties are opposing Ribapharm's ribavirin patents in actions before the European Patent Office, and Ribapharm is responding to these oppositions. Regardless of the outcome of these oppositions, the Company believes the combination therapies marketed by Schering and Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering and 2012 for Roche.

     Yugoslavia: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of
Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/AMW/BDW, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/BWD. At issue in these matters is the parties' respective ownership percentages in ICN Yugoslavia, a joint venture formed by the parties' purported predecessors-in-interest in 1990.

     In these proceedings, the Company has asserted claims and counterclaims against the Federal Republic of Yugoslavia and the Republic of Serbia for unlawful expropriation of its majority interest in the joint venture, failure to pay obligations in excess of $176,000,000, violation of a contractual right of first refusal regarding the minority owners' sale of its interest, and failure to return the Company's contributed intangible assets (including two compounds, Tiazole(TM) and Andenazole(TM), that the Company subsequently assigned to Ribapharm, subject to the rights of the State Health Fund of Serbia) following partial appropriation of the Company's majority interest. The State Health Fund of Serbia has asserted a claim against the Company for breach of the joint venture agreement based on the Company's alleged failure to contribute certain intangible assets and alleged mismanagement.

     The arbitration hearings in this matter began in November 2002 and continued in April 2003. The Tribunal has requested supplemental briefing and may order one or more rounds of additional hearings. Depending upon the outcome of this matter, Ribapharm's interest in Tiazole(TM) and Andenazole(TM) may be extinguished.

     Other: The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. The Company has also identified potential violations of U.S. export regulations. While the ultimate outcome of pending and threatened lawsuits or pending violations cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

7. Business Segments

     The Company has four reportable pharmaceutical segments comprising the Company's pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has its majority-owned subsidiary, Ribapharm. The segment reporting has been restated to conform to discontinued operations presentation for all periods presented. See Note 2 for the discussion of discontinued operations.

     The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 2003 and 2002 (in thousands):


Revenues                                                         2003           2002
                                                             ------------   -----------
  Pharmaceuticals
      North America                                          $     15,371   $    41,924
      Latin America                                                26,371        29,487
      Europe                                                       55,576        44,774
      Asia, Africa and Australia                                   12,816        11,820
                                                             ------------   -----------
          Total pharmaceuticals                                   110,134       128,005
  Ribapharm royalty revenue                                        48,583        57,001
                                                             ------------   -----------
Consolidated revenues                                        $    158,717   $   185,006
                                                             ============   ===========

Operating Income (Loss)
  Pharmaceuticals
      North America                                          $     (2,931)  $    18,878
      Latin America                                                 6,779         9,047
      Europe                                                        7,138         6,171
      Asia, Africa and Australia                                    1,650         1,416
                                                             ------------   -----------
          Total pharmaceuticals                                    12,636        35,512
  Ribapharm                                                        33,543        48,806
                                                             ------------   -----------
Consolidated segment operating income                              46,179        84,318

Corporate expenses                                                (13,798)      (19,617)
Interest income                                                       982         1,310
Interest expense                                                   (8,292)      (14,393)
Other income (loss), net, including translation
  and exchange                                                      4,091        (1,313)
                                                             ------------   -----------
Income from continuing operations before income
  taxes, minority interest and cumulative effect of
  change in accounting principle                             $     29,162   $    50,305
                                                             ============   ===========

    The following table sets forth the segment total assets of the Company as of March 31, 2003 and December 31, 2002 (in thousands):

                                                                                         Total Assets
                                                                                    2003                2002
                                                                             -----------------  ------------------
Pharmaceuticals
    North America                                                            $         429,638  $          435,506
    Latin America                                                                      159,236             162,877
    Europe                                                                             302,643             292,047
    Asia, Africa and Australia                                                          15,420              19,658
                                                                             -----------------  ------------------
        Total pharmaceuticals                                                          906,937             910,088
Corporate                                                                              195,424             177,556
Ribapharm                                                                              173,859             199,075
Discontinued operations                                                                186,647             201,830
                                                                             -----------------  ------------------
                                                                             $       1,462,867  $        1,488,549
                                                                             =================  ==================


8. Subsequent Events

     On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and executive officers. The lawsuit alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of Convertible Subordinated Notes in November 2001, thereby artificially inflating the market price of the Notes. The plaintiffs generally seek to recover compensatory damages, including interest. The Company intends to vigorously defend itself.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Condition

     The following discussion relates to the information presented in the Financial Statements included in this Quarterly Report. With respect to certain items set forth in such Financial Statements, management has sought, in connection with its discussion of the material changes in the Company's financial condition and results of operations between the periods for which information is presented in the Financial Statements, to identify and, in some cases, quantify, the material factors which contributed to such material changes. However, the quantification of such factors may result in the presentation of numerical measures that exclude amounts that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Management is providing this information because it believes that it is useful to enable readers to assess material changes in the Company's financial condition and results of operations between the periods for which information is presented in the Financial Statements. In each instance, such information is presented immediately following (and in connection with an explanation of) the most directly comparable financial measure calculated in accordance with GAAP, and includes other material information necessary to reconcile the information with the comparable GAAP financial measure.
Results of Operations

     Certain financial information for the Company's business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this Quarterly Report. For additional financial information by business segment, see
Note 7 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report.

     The Company has four reportable pharmaceutical segments comprising the Company's pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has its majority-owned subsidiary, Ribapharm. The segment reporting has been restated to conform to discontinued operations presentation for all periods presented. See Note 2 of Notes to Consolidated Condensed Financial Statements for the discussion of discontinued operations.

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2003                2002
                                                                        ----------------      --------------

                                                                                    (in thousands)
    Revenues:
      Pharmaceuticals
          North America                                                 $         15,371      $       41,924
          Latin America                                                           26,371              29,487
          Europe                                                                  55,576              44,774
          Asia, Africa, Australia                                                 12,816              11,820
                                                                        ----------------      --------------
              Total pharmaceuticals                                              110,134             128,005
      Ribapharm royalty revenue                                                   48,583              57,001
                                                                        ----------------      --------------
                                                                        $        158,717      $      185,006
                                                                        ================      ==============

    Cost of goods sold                                                  $         40,870      $       36,236

    Gross profit margin on product sales                                            63%                 72%


Revenues:

     Ribapharm Royalty Revenues: Royalty revenues represent amounts earned by the Company's Ribapharm subsidiary under the License and Supply Agreement with Schering (the "License Agreement") and for the three months ended March 31,
2003,  with F.  Hoffman-LaRoche  Ltd.  ("Roche").  Under the License  Agreement,
Schering licensed all oral forms of ribavirin for the treatment of chronic hepatitis C ("HCV") in combination with Schering's alpha interferon (the
"Combination   Therapy").   Royalties  from  Schering  do  not  include  amounts
attributable to products distributed as part of Schering's indigent patient marketing program. See Note 6 of Notes to Consolidated Condensed Financial Statements - "Commitments and Contingencies - Schering Dispute."

     Schering recently entered into license agreements with three generic pharmaceutical companies, which granted to the three companies non-exclusive, non-sublicensable licenses to Schering's U.S. ribavirin patents. See Note 6 of Notes to Consolidated Condensed Financial Statements - "Commitments and Contingencies - Generic Litigation." The outcome of the dispute regarding royalties from the indigent marketing program and Schering's licenses to the three generic pharmaceutical companies could have a material negative impact on Ribapharm's future royalty revenues.

     On January 6, 2003, the Company, Ribapharm and Roche reached agreement on a settlement regarding pending patent disputes over Roche's combination anti-viral product containing Roche's version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement includes a license by Ribapharm of ribavirin to Roche. The license authorizes Roche to make or have made and to sell Copegus under Ribapharm's patents. Roche will pay royalty fees to Ribapharm on all sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa. During the first quarter of 2003, Ribapharm began earning royalties under this agreement.

     Royalties for the three months ended March 31, 2003 were $48,583,000 compared to $57,001,000 for the same period of 2002, a decrease of $8,418,000 (15%). The Company and Ribapharm believe that the decrease in royalties during the three months ended March 31, 2003, were affected by competitive efforts on the part of Schering in anticipation of Roche's Copegus entry into the market, which began during the fourth quarter of 2002 and continued, on a consistent basis, during the first quarter of 2003. For the three months ended March 31, 2002, all royalties were derived from Schering; whereas, for the three months ended March 31, 2003, royalties are derived from both Schering and Roche.

     Pharmaceutical Revenues: In the North America Pharmaceuticals segment, revenues for the three months ended March 31, 2003 were $15,371,000, compared to $41,924,000 for the same period of 2002, a decrease of $26,553,000 (63%). The decrease in sales primarily reflects the Company's continuing reduction of inventories of the Company's products at wholesalers. The Company completed its inventory reduction program in April 2003, earlier than previously anticipated.

     In the Latin America Pharmaceuticals segment, revenues for the three months ended March 31, 2003 were $26,371,000, compared to $29,487,000 for the same period of 2002, a decrease of $3,116,000 (11%). The decrease is primarily due to the negative impact in the amount of $5,497,000 due to currency devaluations in the region, partially off-set by price increases in Mexico.

     In the Europe Pharmaceuticals segment, revenue for the three months ended March 31, 2003 were $55,576,000 compared to $44,774,000 for the same period of 2002, an increase of $10,802,000 (24%). The increase is primarily due to an increase in the value of the Euro relative to the U.S. Dollar, which resulted in an increase in revenues of $4,303,000 and an increase in revenues in Poland of $2,647,000 due to higher volume. Additionally, excluding the effect of currency, sales in Spain and Italy increased $3,363,000 due to higher volume.

     In the Asia, Africa and Australia ("AAA") Pharmaceuticals segment, revenues for the three months ended March 31, 2003 were $12,816,000 compared to $11,820,000 for the same period of 2002, an increase of $996,000 (8%). Revenues in the first quarter of 2003 were benefited by increased sales of Virazole(R).

     Gross Profit: Gross profit margin on product sales decreased to 63% for the three months ended March 31, 2003, compared to 72% for 2002. The decrease in gross profit margin is primarily due to reduced sales of higher margin products in the North America Pharmaceuticals segment, which lowered the Company's overall gross profit margin and excess manufacturing capacity. Excluding North America Pharmaceuticals, gross profit margin was 63% in the first three months of 2003 compared to 65% in the same period of 2002.

     Selling expenses: Selling expenses were $37,278,000 for the three months ended March 31, 2003, compared to $39,918,000 for the same period in 2002, a decrease of $2,640,000 (7%). The decrease is primarily due to a reduction in marketing and promotional costs in the North America Pharmaceuticals segment.

     General and Administrative Expenses: General and administrative expenses were $30,446,000 for the three months ended March 31, 2003, compared to $27,207,000 for the same period in 2002, an increase of $3,239,000 (12%). The increase reflects increased general and administrative expenses at Ribapharm of $3,523,000 due to expenses incurred to establish and support administrative departments that did not exist in the first quarter of 2002 and increased legal fees to defend patents and other matters.

     Research and Development: Research and development expenses for the 2003 first quarter were $9,159,000, compared to $9,088,000 for the same period in 2002. Research and development expenses primarily reflect Ribapharm's research and development efforts, primarily to support product development programs for Viramidine, Hepavir B and IL-12.

     Other Income (Expense), Net, Including Translation and Exchange: Other income was $4,091,000 for the three months ended March 31, 2003 compared to a loss of $(1,313,000) for the same period in 2002. In the first quarter of 2003, the Company recorded translation and exchange gains related to the Company's dollar denominated net assets in Latin America of $3,368,000 and translation and exchange gains in Europe of $3,156,000 related to the strengthening of currencies in this region. The translation and exchange gains were partially offset by losses of $2,272,000 related to dollar denominated net assets in Canada. In the first quarter of 2002, translation losses primarily consisted of $1,618,000 of losses related the devaluation of the Argentine peso.

     Interest Income and Expense: Interest expense during the three months ended March 31, 2003 decreased $6,101,000 compared to the same period in 2002 due to the repurchases and redemption of the Company's 8 3/4% Senior Notes in April 2002 and the repurchase of $59,410,000 principal amount of the Company's 6 1/2% Convertible Subordinated Notes due in 2008 in July and August 2002. Interest income decreased to $982,000 in 2003 from $1,310,000 in 2002 due to lower yields on investments.

     Income Taxes: The Company's effective income tax rate was 38% for 2003 and 2002.

     Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations relates to the Company's Russian Pharmaceuticals segment, Biomedicals segment, Photonics business and raw materials businesses and manufacturing capabilities in Hungary and the Czech Republic and was income of $449,000 for the three months ended March 31, 2003 compared to a loss of $956,000 for the same period in 2002.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $309,304,000 at March 31, 2003 compared to $245,184,000 at December 31, 2002. Working capital was $421,630,000 at March 31, 2003 compared to $397,070,000 at December 31, 2002. The change in working capital of $24,560,000 is primarily due to an increase of $64,120,000 in cash and cash equivalents offset by a decrease in accounts payable and accrued liabilities of $23,259,000. The increase in working capital also reflect a decrease in accounts receivable of $47,463,000 related to the collection of the fourth quarter 2002 Schering royalty payment and a decrease in taxes receivable of $12,779,000 due to a tax refund received.

     During the three months ended March 31, 2003, cash provided by operating activities totaled $78,875,000, compared to $62,128,000 in 2002. The increase in operating cash flows reflect the change in accounts receivable of $47,452,000 due to the collection of the fourth quarter 2002 Schering royalty payment partially offset by a $17,891,000 decrease in income from continuing operations and a ($23,414,000) change in accounts payable and accrued liabilities primarily due to severances paid in the first quarter of 2003.

     Cash used in investing activities was $4,532,000 for the three months ended March 31, 2003 compared to $9,396,000 for the same period of 2002. In 2003, net cash used in investing activities consisted of payments for capital expenditures of $2,510,000 and cash used in investing activities in discontinued operations of $1,936,000. In 2002, net cash used in investing activities consisted of acquisition of license rights, product lines and businesses of $3,733,000 and payments for capital expenditures of $3,928,000.

     Cash used in financing activities totaled $9,806,000 for the three months ended March 31, 2003, including cash dividends paid on common stock of $6,500,000 and payments on notes payable of $3,015,000. In 2002, cash provided by financing activities totaled $897,000, including proceeds from the exercise of employee stock options of $6,819,000 partially offset by cash dividends paid on common stock of $6,136,000.

     Management believes that the Company's existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through March 31, 2004 to fund anticipated acquisitions and capital expenditures, including the continued development of its research and development program. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company's sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

     In February and March 2003, Schering announced that it has entered into license agreements with three generic pharmaceutical companies, which granted to each company a non-exclusive, non-sublicensable license to Schering's U.S. ribavirin patents. The outcome of the dispute regarding royalties from the indigent patient marketing program and Schering's licenses to the three generic pharmaceutical companies could have a material negative impact on Ribapharm's future royalty revenue. See Note 6 of Notes to Financial Statements regarding "Commitments and Contingencies - Generic Litigation." In addition, at least during 2003, Ribapharm could experience a decline in royalty revenue from Schering due to Roche's entry into the market and it is uncertain if royalty revenues from Roche will offset the effect of any such decline.

     In view of the completion of the Ribapharm public offering, the Company's consideration of its structural and strategic initiatives and other factors, there can be no assurance that the Company will continue its current cash dividend policy and may determine to reduce or eliminate its cash dividend.

     As of March 31, 2003, Ribapharm has a payable to the Company of $14,936,000. As of March 31, 2003, $94,975,000 of cash and cash equivalents was retained by Ribapharm. These funds may not be readily available to the Company unless Ribapharm declares a dividend or loans funds to the Company. The Company provides Ribapharm a line of credit facility, which Ribapharm could draw upon until August 31, 2002. The borrowings were initially repayable on or before December 31, 2003. On March 28, 2003, the Company entered into an amended agreement, which allows Ribapharm to borrow up to $35,000,000 until December 30, 2005 or the date the Company ceases to be the beneficial owner of at least 80% of the issued and outstanding common stock of Ribapharm ("the Expiration Date"). All amounts outstanding under the line of credit are due on the Expiration Date. On May 6, 2003, the Company's Board of Directors approved the amendment to the line of credit facility. There are no amounts outstanding under this line of credit as of March 31, 2003.

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

     The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company also evaluates the collectibility of its receivables at least quarterly. The Company's methodology for establishing the allowance for bad debts varies with the regions in which it operates. The allowance for bad debts is based upon specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. As of March 31, 2003, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

     The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company's liquidity and financial performance.

Restructuring

     During 2002, the Company conducted a strategic review of its operations. As a result of that review, the Company now intends to emphasize its specialty pharmaceuticals business, to divest itself of those businesses that do not fit the Company's strategic growth plans and to exert efforts to bring its overall cost structure in line with industry averages.

     As a result of this strategic review, the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials business and manufacturing capability in Hungary and the Czech Republic and Circe unit. The results of these operations and the related financial position have been reflected as discontinued operations in the Company's consolidated condensed financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated condensed financial statements have been restated to conform to the discontinued operations presentation for all historical periods presented.

     At the time of the Ribapharm initial public offering, the Company stated that it intended to pursue a tax-free distribution of its remaining interest in Ribapharm to the Company's stockholders (a "Spin-Off"), although there was no obligation to do so. Following the Company's 2002 annual meeting of stockholders, which led to significant changes in the composition of the board of directors and leadership of the Company, the Company announced that it was re-evaluating its past restructuring plans, including whether to pursue a potential Spin-Off. The Company continues to evaluate its options with respect to Ribapharm.

Foreign Operations

     Approximately 64% and 49% of the Company's revenues for the three months ended March 31, 2003 and 2002, respectively, were generated from operations outside the United States. All of the Company's foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company's results of operations. The effect of these risks remains difficult to predict.

Russia

     While the Russian economy continues to show improvement since the financial crisis that began in 1998, the economy continues to experience difficulties. In 1998, the ruble fell sharply from a rate of 6.3 to $1 to a rate of 27.5 rubles to $1 by the end of 1999. At March 31, 2003, the ruble exchange rate was 31.4 rubles to $1 as compared with a rate of 31.8 rubles to $1 at December 31, 2002. ICN Russia had a net monetary asset position of approximately $14,766,000, which is subject to foreign exchange loss as further declines in the value of the ruble in relation to the dollar occur. Due to the fluctuation in the ruble exchange rate, the ultimate amount of any future translation and exchange loss the Company may incur cannot presently be determined and such loss may have a negative impact on the Company's results of discontinued operations. To date there is continued volatility in Russia's debt and equity markets, high inflation persists, confidence in the banking sector has yet to be restored and there continues to be general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating with Russia continue to evolve. Russia's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

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

     Interest Rate Risk: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At March 31, 2003, the Company had $12,761,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 6 1/2% Subordinated Convertible Notes due 2008) totaling approximately $465,590,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 15% of the Company's weighted average interest rate on fixed-rate debt) affecting the Company's financial instruments would have an immaterial effect on the Company's first quarter 2003 pretax earnings. However, such a change would reduce the fair value of the Company's fixed-rate debt instruments by approximately $15,700,000 as of March 31, 2003.

Item 4. Controls and Procedures.

     Commencing with the fiscal quarter ended June 30, 2002, and continuing quarterly since then, the Company has instituted a program of questionnaires sent to, certifications provided by, and telephonic interviews conducted with individual officers or employees responsible for oversight and management of parts of the Company's different business operations. The questionnaires, certifications and interviews are intended to reinforce the Company's existing system of internal controls, and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such controls and procedures are also designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under that Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days of the filing of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in the preceding paragraph, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements. Those statements appear in a number of places in this Quarterly Report on Form 10-Q. Examples of forward-looking statements include statements regarding, among other matters, the Company's strategic review and repositioning, the Company's acquisition strategy, the Company's reorganization plans, the Company's expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs and other factors affecting the Company's financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as "may," "will," "intends," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or comparable terminology. Similarly, statements that describe the Company's plans, strategies, intentions, expectations, objectives, goals or prospects are forward looking.

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

          the potential impact of the foreign currency translation and exchange;

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

          business trends within the pharmaceutical industry and in other segments of the healthcare industry, including consolidations and mergers; and competition generally;

          the Company modifying or abandoning its restructuring plan in light of
          its   on-going  strategic review  and  the  successful   adoption  and
          execution of the Company's strategic repositioning;

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

         15.1     Review Report of Independent Accountants
         15.2     Awareness Letter of Independent Accountants



(b) Reports on Form 8-K

         During the quarter ended March 31, 2003, the following reports on Form 8-K were filed by the Registrant:

         1. Current report on Form 8-K dated January 22, 2003 (the date of the earliest event reported), filed on January 28, 2003, for the purpose of reporting certain information, under Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ICN PHARMACEUTICALS, INC.
                                                      Registrant


Date: May 15, 2003                                    /s/   Robert W. O'Leary
                                                      --------------------------------------------------------
                                                      Robert W. O'Leary
                                                      Chairman of the Board and Chief Executive Officer



Date: May 15, 2003                                    /s/   Bary G. Bailey
                                                      --------------------------------------------------------
                                                      Bary G. Bailey
                                                      Executive Vice President and Chief Financial Officer
                                                        (principal financial and accounting officer)




                                 CERTIFICATIONS

I, Robert W, O'Leary, certify that:

1. I have reviewed this annual report on Form 10-Q of ICN Pharmaceuticals, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this 3 annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of,and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining 4 disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed  such  disclosure  controls  and  procedures  to   ensure  that
        material   information  relating  to a  the  registrant,  including  its
        consolidated subsidiaries,  is   made  known  to  us  by  others  within
        those  entities particularly  during  the  period  in which this  annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, 5 to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                     /s/    ROBERT W. O'LEARY
                                                     --------------------------------------------------------------
                                                     Robert W. O'Leary
                                                     Chairman of the Board and Chief Executive Officer






I, Bary Bailey, certify that:

1. I have reviewed this annual report on Form 10-Q of ICN Pharmaceuticals, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this 3 annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of,and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining 4 disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed  such  disclosure  controls  and  procedures  to   ensure  that
        material   information  relating  to a  the  registrant,  including  its
        consolidated subsidiaries,  is   made  known  to  us  by  others  within
        those  entities particularly  during  the  period  in which this  annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, 5 to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003

                                                     /s/    BARY G. BAILEY
                                                     -------------------------------------------------------------
                                                     Bary G. Bailey
                                                     Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                                                                         Page No
                                                                                                                -------

    3.1       Amended and Restated  Certificate of Incorporation of Registrant,  previously filed as
              Exhibit 3.1 to  Registration  Statement  33-84534 on Form S-4,  which is  incorporated herein by  reference,  as amended by the  Certificate  of Merger,  dated  November 10,
              1994, of ICN Pharmaceuticals,  Inc., SPI Pharmaceuticals,  Inc. and Viratek, Inc. with and into ICN Merger Corp.  previously  filed as Exhibit 4.1 to Registration  Statement
              No. 333-08179 on Form S-3, which is incorporated herein by reference.                               N/A

    3.2       Bylaws of the Registrant  previously  filed as Exhibit 3.2 to  Registration  Statement
              No. 33-84534 on Form S-4, which is incorporated herein by reference.                                N/A

   15.1       Review Report of Independent Accountants                                                            31

   15.2       Awareness Letter of Independent Accountants                                                         32



 Exhibit 15.1


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of ICN Pharmaceuticals, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of ICN Pharmaceuticals, Inc. and its subsidiaries as of March 31, 2003 and the related consolidated condensed statements of income, of comprehensive income and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. These consolidated condensed interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Los Angeles, California
May 5, 2003

Exhibit 15.2


                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS





May 15, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

     We are aware that our report dated May 5, 2003 on our review of interim financial information of ICN Pharmaceuticals, Inc. (the "Company") as of and for the period ended March 31, 2003 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (File Nos. 33-56971, 333-81383, 333-73098 and 333-85572) and Form S-3 (File Nos. 333-10661, 333-67376, 333-88040 and
333-88042).

Very truly yours,

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California