Form 10-Q
period 2003-06-30
ICN PHARMACEUTICALS INC
filed 2003-08-14
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11397

ICN Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Hyland Avenue Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

(714) 545-0100

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of August 7, 2003 was 83,079,905.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT3.1
EXHIBIT 15.1
EXHIBIT 15.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

ICN PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICN PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$402,334	$245,184
Accounts receivable, net	181,107	215,776
Inventories, net	92,238	88,862
Income taxes receivable	—	12,779
Prepaid expenses and other current assets	15,684	13,972

Total current assets	691,363	576,573
Property, plant and equipment, net	238,961	242,888
Deferred tax assets, net	89,316	39,180
Intangibles, net	371,777	384,286
Other assets	46,310	43,792

Total non-current assets	746,364	710,146
Assets of discontinued operations	51,609	201,830

	$1,489,336	$1,488,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$29,254	$33,487
Accrued liabilities	133,025	142,093
Notes payable and current portion of long-term debt	4,425	3,923
Income taxes payable	5,802	—

Total current liabilities	172,506	179,503
Long-term debt, less current portion	478,932	481,548
Deferred income taxes and other liabilities	48,673	52,288
Minority interest	35,600	23,452

Total non-current liabilities	563,205	557,288
Liabilities of discontinued operations	22,433	48,068

Commitments and contingencies
Stockholders’ Equity:
Common stock, $.01 par value; 200,000 shares authorized; 83,063 (June 30, 2003) and 84,066 (December 31, 2002) shares outstanding (after deducting shares in treasury of 1,068 as of June 30, 2003)	831	841
Additional capital	1,012,674	1,027,335
Accumulated deficit	(234,768)	(256,809)
Accumulated other comprehensive loss	(47,545)	(67,677)

Total stockholders’ equity	731,192	703,690

	$1,489,336	$1,488,549

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and six months ended June 30, 2003 and 2002
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Product sales	$131,532	$114,811	$241,666	$242,816
Royalties	51,955	66,000	100,538	123,001

Total revenues	183,487	180,811	342,204	365,817

Costs and expenses:
Cost of goods sold	48,297	37,355	89,167	73,591
Selling expenses	43,390	39,062	80,668	78,980
General and administrative expenses	24,839	211,422	55,285	238,629
Research and development costs	9,790	12,959	18,949	22,047
Amortization expense	8,335	8,174	16,918	16,030

Total expenses	134,651	308,972	260,987	429,277

Income (loss) from operations	48,836	(128,161)	81,217	(63,460)
Other income (loss), net, including translation and exchange	(5,803)	5,252	(1,712)	3,939
Gain on sale of subsidiary stock	—	262,949	—	262,949
Loss on early extinguishment of debt	—	(43,268)	—	(43,268)
Interest income	1,131	1,665	2,113	2,976
Interest expense	(7,729)	(10,798)	(16,021)	(25,192)

Income from continuing operations before income taxes and minority interest	36,435	87,639	65,597	137,944
Provision for income taxes	13,845	32,154	24,927	51,313
Minority interest, net	5,152	4,934	10,011	4,968

Income from continuing operations	17,438	50,551	30,659	81,663
Loss from discontinued operations	(2,567)	(18,153)	(2,118)	(19,109)
Cumulative effect of change in accounting principle	—	—	—	(21,791)

Net income	$14,871	$32,398	$28,541	$40,763

Basic earnings per share:
Income from continuing operations	$0.21	$0.61	$0.36	$0.99
Discontinued operations	(0.03)	(0.22)	(0.02)	(0.23)
Cumulative effect of change in accounting principle	—	—	—	(0.27)

Basic net income per share	$0.18	$0.39	$0.34	$0.49

Diluted earnings per share:
Income from continuing operations	$0.21	$0.56	$0.36	$0.93
Discontinued operations	(0.03)	(0.18)	(0.02)	(0.19)
Cumulative effect of change in accounting principle	—	—	—	(0.22)

Diluted net income per share	$0.18	$0.38	$0.34	$0.52

Shares used in per share computation:
Basic	84,117	82,827	84,110	82,552

Diluted	84,574	99,398	84,433	99,504

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2003 and 2002
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$14,871	$32,398	$28,541	$40,763
Other comprehensive income:
Foreign currency translation adjustments	26,251	12,564	20,199	1,786
Unrealized gain (loss) on marketable equity securities and other	285	(745)	(67)	(745)

Comprehensive income	$41,407	$44,217	$48,673	$41,804

The accompanying notes are an integral part of these consolidated condensed financial statements.

ICN PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Income from continuing operations	$30,659	$81,663
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,055	28,484
Provision for losses on accounts receivable and inventory obsolescence	3,104	2,581
Translation and exchange (gains) losses, net	1,712	(3,939)
Other non-cash items	730	44,346
Deferred income taxes	(7,456)	(3,909)
Minority interest	10,011	4,968
Gain on sale of subsidiary stock	—	(262,949)
Loss on extinguishment of debt	—	43,268
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	37,971	12,500
Inventories	(526)	(2,559)
Prepaid expenses and other assets	(7,835)	(22,488)
Trade payables and accrued liabilities	(26,604)	27,520
Income taxes payable	37,840	18,523
Other liabilities	(6,036)	4,217

Cash flow from operating activities in continuing operations	102,625	(27,774)
Cash flow from operating activities in discontinued operations	15,552	5,170

Net cash provided by (used in) operating activities	118,177	(22,604)

Cash flows from investing activities:
Capital expenditures	(6,382)	(9,887)
Proceeds from sale of assets	170	202
Proceeds from sale of subsidiary stock	—	276,611
Acquisition of license rights, product lines and businesses	(150)	(22,931)

Cash flow from investing activities in continuing operations	(6,362)	243,995
Cash flow from investing activities in discontinued operations	47,085	5,958

Net cash provided by investing activities	40,723	249,953

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	—	375
Payments on long-term debt and notes payable	(3,159)	(233,048)
Proceeds from exercise of stock options	175	12,753
Dividends paid	(6,500)	(12,631)
Repurchase of common stock	—	(31,955)
Funds received from discontinued operations	69,574	3,980

Cash flow from financing activities in continuing operations	60,090	(260,526)
Cash flow from financing activities in discontinued operations	(69,870)	(3,803)

Net cash used in financing activities	(9,780)	(264,329)

Effect of exchange rate changes on cash and cash equivalents	1,051	200

Net increase (decrease) in cash and cash equivalents	150,171	(36,780)
Cash and cash equivalents at beginning of period	253,664	325,253

Cash and cash equivalents at end of period	403,835	288,473
Cash and cash equivalents classified as part of discontinued operations	(1,501)	(15,787)

Cash and cash equivalents of continuing operations	$402,334	$272,686

The accompanying notes are an integral part of these consolidated condensed financial statements.

MANAGEMENT’S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

      The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Forms 10-K for the year ended December 31, 2002.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1.	Summary of Significant Accounting Policies

      Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of ICN Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”) and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries, including Ribapharm Inc. (“Ribapharm”), represents the minority shareholders’ share of the income or loss of such consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by the minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries adjusted for any dividends, as appropriate. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Investments in less than 20% owned companies or 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs are recorded at the lower of cost or fair value. All significant intercompany account balances and transactions have been eliminated.

      Comprehensive Income: Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities and minimum pension liability. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

      Per Share Information: In 2003, the Company’s Board of Directors declared a first and second quarter cash dividend of $0.0775 per share, which was paid on April 23 and July 25, 2003, respectively. While the Company has historically paid quarterly cash dividends, there can be no assurance that the Company will continue to do so.

      Goodwill and Intangible Assets: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS 142. As a result, the Company recorded an impairment loss of $25,332,000 which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle in the six months ended June 30, 2002.

      At June 30, 2003 and December 31, 2002, amortizable intangible assets were as follows (in thousands):

	June 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$514,531	$(142,754)	$511,556	$(127,270)

      Estimated amortization expense for each of the five years ending December 31, 2006 is $30,000,000.

      Stock-Based Compensation: The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the stock option plan as all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2003 and 2002 consistent with the

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$14,871	$32,398	$28,541	$40,763
Compensation costs related to ICN’s employee stock compensation plan, net	—	38,068	—	38,068
Stock based employee compensation expense determined under fair value based method, net of related tax effects	(880)	(22,918)	(1,352)	(25,186)

Pro forma net income	$13,991	$47,548	$27,189	$53,645

Earnings per share:
Basic — as reported	$0.18	$0.39	$0.34	$0.49

Basic — pro forma	$0.17	$0.57	$0.32	$0.65

Diluted — as reported	$0.18	$0.38	$0.34	$0.52

Diluted — pro forma	$0.17	$0.54	$0.32	$0.65

      Under the Company’s Amended and Restated 1998 Stock Option Plan (the “Option Plan”), all outstanding options immediately vested as a result of the Change of Control that occurred as a result of the May 2002 Annual Meeting of Stockholders (See Note 5). The pro forma amounts for the three and six months ended June 30, 2002 include the expense of all unvested options under the Option Plan vesting in these periods.

      Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders’ equity.

2.	Discontinued Operations

      In June 2002, the Company initiated a strategic review that included retaining investment bankers and a consulting firm. As a result of this strategic review, in the second half of 2002 the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials businesses and manufacturing capability in Central Europe and Circe unit.

      The results of the Discontinued Businesses have been reflected as discontinued operations in the consolidated condensed financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated condensed financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

      In June 2003, the Company sold its Russian Pharmaceuticals segment and certain assets of its Biomedicals segment. The Company received gross proceeds of $55,000,000 in cash for the Russian Pharmaceuticals segment and 727,990 shares of its common stock, which had a fair market value of approximately $12,369,000, for the assets of its Biomedicals segment. The Company recorded a net loss on disposal of discontinued operations of $6,596,000, net of a tax benefit of approximately $9,542,000 related to the sale of these businesses in the quarter ended June 30, 2003. Deferred tax assets of approximately $34,000,000 related to the businesses sold have been reclassified from net assets of discontinued operations to Deferred tax assets, net, as of June 30, 2003 in the accompanying condensed consolidated balance sheets.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The Company disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.

      The Company disposed of its Photonics business in two stages. First, it discontinued the medical services business in September 2002. Second, the Company sold the laser device business in March 2003 for approximately $505,000.

      The Company is actively marketing for sale the remaining Biomedicals business segment, Dosimetry, and the raw materials businesses and manufacturing capability in Central Europe. The Company expects all of the remaining discontinued operations will be sold by the end of 2003.

      Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$49,149	$56,216	$101,494	$111,133

Income (loss) before income taxes	$3,739	$(11,514)	$5,625	$(11,291)
Income tax benefit (provision)	290	1,458	(1,147)	279

Income (loss) from discontinued operations, net	4,029	(10,056)	4,478	(11,012)

Loss on disposal of discontinued operations	(16,138)	(9,224)	(16,138)	(9,224)
Income tax benefit	9,542	1,127	9,542	1,127

Loss on disposal of discontinued operations, net	(6,596)	(8,097)	(6,596)	(8,097)

Loss from discontinued operations	$(2,567)	$(18,153)	$(2,118)	$(19,109)

      The assets and liabilities of discontinued operations are stated separately as of June 30, 2003 and December 31, 2002 on accompanying consolidated condensed balance sheets. The major asset and liability categories are as follows:

	June 30,	December 31,
	2003	2002

Cash	$1,501	$9,098
Accounts receivable, net	13,026	46,601
Inventories, net	10,206	54,306
Property, plant and equipment, net	13,098	29,481
Other assets	13,778	62,344

Assets of discontinued operations	$51,609	$201,830

Accounts payable	$3,814	$20,010
Accrued liabilities	14,063	26,372
Other liabilities	4,556	1,686

Liabilities of discontinued operations	$22,433	$48,068

      Included in accumulated other comprehensive loss are translation gains of $6,825,000 related to discontinued operations.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Non-recurring and Other Unusual Charges

      The Company recorded $179,917,000 and $181,038,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the three months and six months ended June 30, 2002, respectively. The following is a summary of the non-recurring and other unusual charges:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2002	2002

Executive and director bonuses paid in connection with the Ribapharm IPO (Note 4)	$47,839	$47,839
Professional fees related to Ribapharm (Note 4)	13,000	13,000
Compensation costs related to ICN’s employee stock compensation plan (Note 5)	61,400	61,400
Long-term incentive plan compensation costs (Note 5)	12,022	12,022
Severance costs (Note 5)	12,000	12,000
Asset impairments	9,100	9,100
Write-off of capitalized offering costs	18,295	18,295
Costs incurred in ICN’s 2002 proxy contest	6,261	7,382

	$179,917	$181,038

      There were no non-recurring and other unusual charges in the three and six months ended June 30, 2003.

      Based on a number of factors including changes in market conditions and changes in strategic direction, the Company evaluated the net realizable value of certain long-lived assets, including capitalized offering costs related to the proposed public offering of ICN International AG, the Company’s corporate aircraft and other assets. The Company concluded that due to the passage of time and the strategic business review, the capitalized offering costs of ICN International AG of $18,295,000 should be written-off. Also, an impairment charge of $9,100,000 was recorded for the difference between the carrying value and the fair value of the corporate aircraft, as determined by appraisals.

      The Company incurred a significant amount of professional fees in connection with proxy contests in 2002. Proxy contest expenses were $6,261,000 and $7,382,000 for the three and six months ended June 30, 2002, respectively.

4.	Ribapharm Initial Public Offering, Debt Repurchase and Ribapharm Tender Offer

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

      In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling $47,839,000 in April 2002. The Company is seeking to recover a portion of these bonuses (See Note 9 Commitments and Contingencies — Derivative and Class Actions). Additionally, the Company paid other professional fees of $13,000,000 related to the structuring of Ribapharm in April 2002. These amounts are included on the Company’s statements of income in selling, general and administrative expenses.

      On April 17, 2002, the Company used the proceeds of the Ribapharm Offering to complete its tender offer and consent solicitation for all of its outstanding 8 3/4% Senior Notes due 2008. The redemption of these notes resulted in a loss on extinguishment of debt of $43,268,000.

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      In June 2003, the Company commenced an exchange offer to acquire all of publicly traded shares of Ribapharm common stock for $5.60 per share. The Company amended the exchange offer to increase the offer price to $6.25 per share in August 2003. The exchange offer expires on August 19, 2003, and is contingent on the Company’s acquiring a minimum of 66 2/3% of the outstanding shares of Ribapharm not held by the Company, or the officers and directors of Ribapharm and the Company.

5.	Change of Control

      As a result of the May 29, 2002 Annual Meeting of Stockholders, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to the Board of Directors. Under the terms of employment agreements with some key executives, a long-term stock incentive plan and the Option Plan, the results of the 2002 election, together with the results of the 2001 election, constitute a change of control (the “Change of Control”).

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

      In addition, on June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as an officer or director of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002 and is no longer one of the Company’s directors as of May 22, 2003. In connection with Mr. Panic’s termination, the Company recorded severance expense of $12,000,000 in the second quarter of 2002, which is included in selling, general and administrative expenses.

6.	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income:
Numerator for basic earnings per share — income available to common stockholders	$14,871	$32,398	$28,541	$40,763
Interest expense on convertible debt, net of tax	—	5,719	—	11,374

Numerator for diluted earnings per share — income available to common stockholders after assumed conversions	$14,871	$38,117	$28,541	$52,137

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	84,117	82,827	84,110	82,552
Effect of dilutive securities:
Employee stock options	455	1,232	322	1,608
Convertible debt	—	15,326	—	15,326
Other dilutive securities	2	13	1	18

Dilutive potential common shares	457	16,571	323	16,952

Denominator for diluted earnings per share — weighted-average shares adjusted for assumed conversions	84,574	99,398	84,433	99,504

Basic earnings per share:
Income from continuing operations	$0.21	$0.61	$0.36	$0.99
Discontinued operations, net of taxes	(0.03)	(0.22)	(0.02)	(0.23)
Cumulative effect of change in accounting principle	—	—	—	(0.27)

Basic net income per share	$0.18	$0.39	$0.34	$0.49

Diluted earnings per share:
Income from continuing operations	$0.21	$0.56	$0.36	$0.93
Discontinued operations, net of taxes	(0.03)	(0.18)	(0.02)	(0.19)
Cumulative effect of change in accounting principle	—	—	—	(0.22)

Diluted net income per share	$0.18	$0.38	$0.34	$0.52

      For the three and six months ended June 30, 2003, 3,050,425 and 3,142,709 weighted average stock options, respectively, and 13,591,690 shares from the effect of convertible debt are not included in the computation of earnings per share as such securities are anti-dilutive.

7.     Detail of Certain Accounts

	June 30,	December 31,
	2003	2002

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$101,549	$100,724
Royalties receivable	69,398	105,496
Other receivables	18,188	17,202

	189,135	223,422
Allowance for doubtful accounts	(8,028)	(7,646)

	$181,107	$215,776

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2003	2002

	(In thousands)
Inventories, net:
Raw materials and supplies	$36,856	$53,217
Work-in-process	32,662	29,290
Finished goods	33,696	17,415

	103,214	99,922
Allowance for inventory obsolescence	(10,976)	(11,060)

	$92,238	$88,862

Property, plant and equipment, net:
Property, plant and equipment, at cost	$371,975	$361,357
Accumulated depreciation and amortization	(133,014)	(118,469)

	$238,961	$242,888

8.     Related Party Transactions

      In April 2001, the Company made a loan to Mr. Milan Panic, the former Chairman of the Board and former Chief Executive Officer, of $2,731,519 as part of the Stock Option Program. On June 27, 2003, the Company accepted 173,066 shares of the Company’s common stock with a fair market value of approximately $2,925,000 as payment in full on the loan and accrued interest.

9.     Commitments and Contingencies

      Ribapharm Tender Offer Litigation: On June 2003, seven purported class actions on behalf of certain stockholders of Ribapharm were filed against the Company, Ribapharm and certain directors and officers of Ribapharm in the Delaware Court of Chancery. Six of these complaints were consolidated under the caption In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337. The seventh suit has not yet been formally consolidated into C.A. No. 20337 but is proceeding in coordination with the consolidated case. On June 26, 2003, the plaintiffs in the consolidated action filed a First Amended Class Action Complaint naming only the Company as a defendant. The First Amended Class Action Complaint alleges, among other things, that the Company breached its fiduciary duties as a controlling stockholder of Ribapharm in connection with its tender offer for the shares of Ribapharm it did not already own. On August 4, 2003, the Company and the plaintiffs reached an agreement in principle to settle these lawsuits and, after settlement papers are prepared, will present that settlement to the Court of Chancery for its approval.

      On June 25, 2003, the Company instituted a suit captioned ICN Pharmaceuticals, Inc. v. Ribapharm, Inc., Daniel J. Paracka, Santo J. Costa, Gregory F. Boron, James Pieczknski and Andre Dimitriadis, C.A. No. 20387 for declaratory and injunctive relief against Ribapharm and certain of its directors in the Delaware Court of Chancery. This complaint alleges, among other things, that the defendants breached their fiduciary duties and certain contracts by implementing a shareholder rights plan in response to the Company’s tender offer. The Company requested a preliminary injunction hearing prior to the expiration of the tender offer on July 22, 2003 and sought a temporary restraining order barring the defendants from taking certain actions with respect to Ribapharm’s newly enacted shareholders rights plan. On June 30, 2003, the Court of Chancery scheduled a preliminary injunction hearing for September 3, 2003.

      On June 27, 2003, a purported class action on behalf of certain stockholders of Ribapharm was filed against the Company in the Delaware Court of Chancery. This class action is captioned Maxine Phillips,

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Robert Garfield, Nora Mazzini, Andrew Samet, Kathleen A. Pasek, Richard Jacob and Steven Silverberg v. ICN Pharmaceuticals, Inc., C.A. No. 20391, and seeks a declaration that the shareholders rights plan is valid and enforceable. This action has been consolidated with the suit instituted by the Company on June 25, 2003 and captioned In re Ribapharm, Inc. Rights Plan Litigation, Consol. C.A. No. 20387. On August 4, 2003, the Company and the plaintiffs reached an agreement in principle to settle this lawsuit. Such settlement will be completed in combination with the settlement In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337.

      On June 3, 2003, a purported class action, captioned Len Brody v. Roberts A. Smith, Andre C. Dimitriadis, Santo J. Costa, James J. Pieczynski, Daniel J. Paracka, Gregory F. Boron, Ribapharm, Inc. and ICN Pharmaceuticals, Inc., Case No. 03 CC 00211, was filed in the Superior Court of Orange County, California, against the Company, Ribapharm and certain of Ribapharm’s officers and directors. The complaint in this action purports to assert the same claims, on behalf of the same class of plaintiffs and against the same defendants as in the seven lawsuits filed in Delaware that are described above. The Company has entered into a stipulation with the plaintiff in this action that extends the Company’s time to respond to the complaint until August 21, 2003, to allow the parties time to ascertain how to proceed in California given the multiplicity of identical and related actions pending in Delaware and which Delaware law governs.

      Derivative Actions: The Company is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm Offering (“the Ribapharm Bonuses”). Because it is a derivative lawsuit, the plaintiff does not seek recovery from the Company but rather on behalf of the Company.

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

      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interests of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management arising from the initial public offering of Ribapharm. On April 25, 2003, the Company filed a motion to stay or dismiss the California plaintiff’s complaint in favor of the Company amending the existing Delaware derivative action to substitute the Company as the plaintiff. The hearing on the Company’s motion in the California action is scheduled for August 18, 2003.

      Securities Class Actions: Since July 25, 2002, multiple class actions have been filed in the United States District Courts for the Eastern District of New York, the District of New Jersey and the Central District of California against the Company and some of our current and former executive officers. The lawsuits allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Company’s stock. The lawsuits generally claim that the Company issued false and misleading statements regarding the Company’s earnings prospects and sales figures, its operations in Russia and the earnings and sales of its Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest.

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

      Schering Dispute: In August 2001, Schering-Plough Ltd. (“Schering”) informed the Company and Ribapharm that it believed royalties paid under its Exclusive License Agreement with Ribapharm (the “License Agreement”) should not include royalties on products distributed as part of its indigent patient marketing program. Schering claimed that because it received no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. As a result, Schering withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering to be a retroactive adjustment of royalties previously paid to the Company and Ribapharm through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering withheld all royalty payments purportedly related to this indigent patient marketing program. The Company and Ribapharm recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as revenue. These amounts are included on the Company’s consolidated balance sheet as a receivable. The Company and Ribapharm did not establish a reserve for these amounts, because, in the opinion of Ribapharm’s management, collectibility was reasonably assured. Since the second quarter of 2001, the Company and Ribapharm no longer recognized any of these withheld royalty payments as revenue, as such amounts could no longer be determined due to a lack of information provided by Schering. The Company and Ribapharm commenced arbitration with Schering. On July 31, 2003, the arbitrator ruled orally that the Company was entitled to receive certain past royalties for sales of ribavirin under the indigent patient marketing program prior to 2002, plus interest. The arbitrator’s ruling is binding. The amount awarded is approximately equal to the receivable the Company and Ribapharm had recorded on their balance sheet for such payments; therefore, it is expected that the ruling will have little impact on the Company’s and Ribapharm’s financial results or condition. In addition, the arbitrator agreed with Schering’s method of calculation of royalties on the indigent patient marketing program on a prospective basis.

      Generic Litigation: Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which merged into its parent, Geneva Pharmaceuticals, Inc. (“Geneva”), Three Rivers Pharmaceuticals, LLC (“Three Rivers”) and Teva Pharmaceuticals USA, Inc. (“Teva”), filed Abbreviated New Drug Applications (“ANDA”) with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company and Ribapharm sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the United States market. The three cases were all before the same judge, and summary judgment motions were filed by the defendants. In July 2003, the U.S. District Court for the Central District of California issued a memorandum of decision and order granting the defendants their motion for summary judgment of non-infringement of the asserted patents in the patent infringement suit brought by the Company and Ribapharm. The decision and order did not rule on defendants’ motion for summary judgment that the patents are invalid. This ruling permits the FDA to approve the defendant generic companies’ ANDAs, in their discretion. The Company and Ribapharm are considering a judicial appeal and on July 17, 2003 filed a Citizen’s Petition with the FDA

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

requesting that the Commissioner of Food and Drugs refrain from approving ANDA for ribavirin products with labelling that omits information about the product’s use in combination with PEG-Intron® (peginterferon alfa-2b). The successful entry of any generic pharmaceutical company into the U.S. market will have a material negative impact on the Company’s and Ribapharm’s future U.S. royalty revenue.

      Ribapharm Patents: Various parties are opposing Ribapharm’s ribavirin patents in actions before the European Patent Office, and Ribapharm is responding to these oppositions. Regardless of the outcome of these oppositions, the Company believes the combination therapies marketed by Schering and Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering and 2012 for Roche.

      Yugoslavia: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/ BWD. At issue in these matters is the parties’ respective ownership percentages in ICN Yugoslavia, a joint venture formed by the parties’ purported predecessors-in-interest in 1990.

      In these proceedings, the Company has asserted claims and counterclaims against the Federal Republic of Yugoslavia and the Republic of Serbia for unlawful expropriation of its majority interest in the joint venture, failure to pay obligations in excess of $176,000,000, violation of a contractual right of first refusal regarding the minority owners’ sale of its interest, and failure to return the Company’s contributed intangible assets following partial appropriation of the Company’s majority interest. The State Health Fund of Serbia has asserted a claim against the Company for breach of the joint venture agreement based on the Company’s alleged failure to contribute certain intangible assets and alleged mismanagement.

      The arbitration hearings in this matter began in November 2002 and continued in April 2003. The Tribunal has requested supplemental briefing and may order one or more rounds of additional hearings.

      Circe: The former shareholders (the “Circe Stockholders”) of Circe Biomedical, Inc. (“Circe”) filed in July 2003 a demand for arbitration claiming indemnification from the Company for approximately $10,000,000 of purported financial losses, based on provisions of an agreement entered into at the time the Company acquired Circe. The Circe Stockholders claim to have suffered such losses as a result of the Company’s alleged breach of its obligations to register for resale the Company shares issued to the Circe Stockholders as part of the purchase price for the Circe acquisition. The Company intends to vigorously defend against the claim.

      Russia: The Company is involved in various legal proceedings relating to its distribution company in Russia. These proceedings arise out of a claim relating to non-payment under a contract entered into in January 1995, prior to the Company’s acquisition of the Russian distribution company. The claimant, Minnex Trading Corporation (“Minnex”) in July 2001 initiated bankruptcy proceedings against OAO Pharmsnabsbyt (“PSS”), the Company’s Russian distribution company, in the Arbitration Court of Moscow Region, and seeks to recover $6,200,000 in damages, plus expenses. Certain other ICN affiliates are also creditors of PSS, and have asserted claims in bankruptcy in excess of $12,000,000. Claims have also been made that the Company is responsible for PSS’s bankruptcy. Under certain circumstances, Russian law imposes liability on a company whose actions create liabilities or cause bankruptcy for its Russian subsidiary. The Company intends to vigorously assert its interests in this matter.

      Other: The Company has also identified potential violations of the U.S. Asset Control Regulations by its subsidiaries with respect to certain business transactions. The Company submitted a voluntary disclosure of the potential violations to the Office of Foreign Assets Control (“OFAC”), as well as a request for settlement. The Company does not expect any such settlement to have a material adverse impact on our financial situation or our ability to operate as planned. The Company is a party to other pending lawsuits or subject to a number

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits or pending violations cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

10.     Business Segments

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has its majority-owned subsidiary, Ribapharm. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 2 for discussion of discontinued operations.

      The following table sets forth the amounts of segment revenues and operating income of the Company for each of the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Pharmaceuticals
North America	$26,063	$19,470	$41,434	$61,394
Latin America	33,685	32,547	60,056	62,034
Europe	59,308	49,524	114,884	94,298
Asia, Africa, Australia	12,476	13,270	25,292	25,090

Total Pharmaceuticals	131,532	114,811	241,666	242,816
Ribapharm royalty revenues	51,955	66,000	100,538	123,001

Consolidated revenues	$183,487	$180,811	$342,204	$365,817

Operating Income (Loss)
Pharmaceuticals
North America	$8,977	$4,746	$6,046	$23,624
Latin America	11,600	12,204	18,379	21,251
Europe	9,299	5,852	16,437	12,023
Asia, Africa, Australia	(62)	967	1,588	2,383

Total Pharmaceuticals	29,814	23,769	42,450	59,281
Ribapharm	37,266	49,896	70,809	98,702

Consolidated segment operating income	67,080	73,665	113,259	157,983
Corporate expenses	(18,244)	(201,826)	(32,042)	(221,443)
Interest income	1,131	1,665	2,113	2,976
Interest expense	(7,729)	(10,798)	(16,021)	(25,192)
Other, net	(5,803)	224,933	(1,712)	223,620

Income from continuing operations before provision for income taxes and minority interest	$36,435	$87,639	$65,597	$137,944

ICN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment total assets of the Company as of June 30, 2003 and December 31, 2002 (in thousands):

	Total Assets

	June 30,	December 31,
	2003	2002

Pharmaceuticals
North America	$429,504	$435,506
Latin America	164,790	162,877
Europe	312,545	292,047
Asia, Africa, Australia	22,771	19,658

Total Pharmaceuticals	929,610	910,088
Corporate	321,448	177,556
Ribapharm	186,669	199,075
Discontinued operations	51,609	201,830

Total	$1,489,336	$1,488,549

11.     Common Stock

      During the second quarter of 2003, the Company sold the corporate aircraft for 166,980 shares of the Company’s common stock with a fair market value of approximately $2,837,000, which was the carrying value of this asset.

      On May 23, 2003, the Company granted its non-employee directors 69,653 shares of phantom stock with a fair market value of approximately $840,000. Each share of phantom stock vests over one year and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Condition

      The following discussion relates to the information presented in the Consolidated Condensed Financial Statements included in this Quarterly Report. With respect to certain items set forth in such Consolidated Condensed Financial Statements, management has sought, in connection with its discussion of the material changes in the Company’s financial condition and results of operations between the periods for which information is presented in the Consolidated Condensed Financial Statements, to identify and, in some cases, quantify, the material factors which contributed to such material changes. However, the quantification of such factors may result in the presentation of numerical measures that exclude amounts that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Management is providing this information because it believes that it is useful to enable readers to assess material changes in the Company’s financial condition and results of operations between the periods for which information is presented in the Financial Statements. In each instance, such information is presented immediately following (and in connection with an explanation of) the most directly comparable financial measure calculated in accordance with GAAP, and includes other material information necessary to reconcile the information with the comparable GAAP financial measure.

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

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has its majority-owned subsidiary, Ribapharm. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 2 of Notes to Consolidated Condensed Financial Statements for the discussion of discontinued operations.

Revenues (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Pharmaceuticals
North America	$26,063	$19,470	$41,434	$61,394
Latin America	33,685	32,547	60,056	62,034
Europe	59,308	49,524	114,884	94,298
Asia, Africa, Australia	12,476	13,270	25,292	25,090

Total pharmaceuticals	131,532	114,811	241,666	242,816
Ribapharm royalty revenues	51,955	66,000	100,538	123,001

Total revenues	$183,487	$180,811	$342,204	$365,817

Cost of goods sold	$48,297	$37,355	$89,167	$73,591
Gross profit margin on product sales	63%	67%	63%	70%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 Compared to 2002

Pharmaceutical Revenues

      In the North America Pharmaceuticals segment, revenues for the three months ended June 30, 2003 were $26,063,000 compared to $19,470,000 for the same period of 2002, an increase of $6,593,000 (34%). The increase is primarily due to increased revenues in the second quarter of 2003 from the completion of an inventory reduction program at the Company’s wholesalers in April 2003. The Company began the inventory reduction program in June 2002.

      In the Latin America Pharmaceuticals segment, revenues for the three months ended June 30, 2003 were $33,685,000, compared to $32,547,000 for the same period of 2002, an increase of $1,138,000 (3%). The increase is primarily due to an increase in revenues in Argentina and Brazil of $1,433,000. Revenues in Mexico were negatively affected by a 9% decrease in the value of the peso and slightly lower sales volumes due to generic competition and the reduction of government funding, offset by price increases.

      In the Europe Pharmaceuticals segment, revenues for the three months ended June 30, 2003 were $59,308,000 compared to $49,524,000 for the same period of 2002, an increase of $9,784,000 (20%). The increase is primarily due to an increase in the value of currencies in the region relative to the U.S. Dollar, which resulted in an increase in revenues of $7,279,000. Additionally, excluding the effect of currencies, revenues in Poland increased $2,314,000 primarily due to price increases.

      In the Asia, Africa and Australia (“AAA”) Pharmaceuticals segment, revenues for the three months ended June 30, 2003 were $12,476,000 compared to $13,270,000 for the same period of 2002, a decrease of $794,000 (6%). The decrease is primarily due to lower sales volume throughout the region partially off-set by an increase in sales of Nyal® products in Australia.

      Ribapharm Royalty Revenues: Royalty revenues represent amounts earned by the Company’s Ribapharm subsidiary under the License and Supply Agreement with Schering (the “License Agreement”) and for the three months ended June 30, 2003, under a license agreement with F. Hoffman-LaRoche Ltd. (“Roche”). Under the License Agreement, Schering licensed all oral forms of ribavirin for the treatment of chronic hepatitis C in combination with Schering’s alpha interferon (the “Combination Therapy”).

      On January 6, 2003, the Company, Ribapharm and Roche reached agreement on a settlement regarding pending patent disputes over Roche’s combination anti-viral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement include a license by Ribapharm of ribavirin to Roche. The license authorizes Roche to make or have made and to sell Copegus under Ribapharm’s patents. Roche pays royalty fees to Ribapharm on all sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa.

      Royalties earned for the three months ended June 30, 2003 from Schering and Roche were $51,955,000 compared to $66,000,000 for the same period of 2002, a decrease of $14,045,000 (21%). The Company and Ribapharm believe that the decrease in royalties during the three months ended June 30, 2003, include the effects of increasing competition between Schering and Roche, Schering’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to Ribapharm by Schering. The Company and Ribapharm have no information with regard to the basis for the rebate and return provision other than public statements by Schering suggesting generic competition in the last half of 2003 would have an impact on demand.

      Gross Profit: Gross profit margin on product sales decreased to 63% for the three months ended June 30, 2003 compared to 67% for 2002. The decrease in gross profit is primarily due to a change in the geographic mix in sales, primarily in Europe, which lowered the Company’s overall margin, higher inefficiencies in the Company’s manufacturing operations in certain regions and costs related the Company’s manufacturing rationalization project.

      Selling Expenses: Selling expenses were $43,390,000 for the three months ended June 30, 2003, compared to $39,062,000 for the same period in 2002, an increase of $4,328,000 (11%). The increase is consistent with the increase in product sales and reflects the Company’s increased promotional efforts, especially in Europe.

      General and Administrative Expenses: General and administrative expenses were $24,839,000 for the three months ended June 30, 2003, compared to $211,422,000 for the same period in 2002, a decrease of $186,583,000. Included in selling, general and administrative expenses for the quarter ended June 30, 2002 are reported non-recurring and other unusual charges of $179,917,000, which primarily include stock compensation costs related to the Change of Control under the Company’s Option Plan ($61,400,000); executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); incentive compensation costs related to the accelerated vesting of restricted stock upon the Change of Control under the Company’s Long-Term Incentive Plan ($12,022,000); costs incurred in the Company’s 2002 proxy contest ($6,261,000); the write-down of the corporate airplane ($9,100,000); the write-off of ICN International AG capitalized offering costs ($18,295,000) and severance costs related to the termination of Mr. Panic ($12,000,000).

      The remaining decrease of $6,666,000 reflects a reduction in corporate general and administrative expenses of $7,011,000, which is mainly attributable to expenses incurred in the three months ended June 30, 2002 related to severance costs of $3,793,000 and the write-off of deferred acquisition costs of $1,902,000 and lower general and administrative expenses in the pharmaceuticals segment in 2003. The decrease was partially offset by an increase in Ribapharm’s general and administrative expenses of $2,936,000.

      Research and Development: Research and development expenses for the 2003 second quarter were $9,790,000 compared to $12,959,000 for the same period in 2002. The decrease is primarily attributable to the timing of costs associated with the clinical trials of Viramidine and Hepavir B. It is expected that research and development expenses will increase in the third quarter of 2003 as progress continues with the clinical trials of Viramidine and Hepavir B.

      Gain on Sale of Subsidiary Stock: In April 2002, the Company sold, through an underwritten public offering, 29,900,000 shares of common stock representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $262,949,000, net of offering costs in the three months ended June 30, 2002.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a loss of $5,803,000 for the three months ended June 30, 2003 compared to a gain of $5,252,000 for the same period in 2002, a change of $11,055,000. In the second quarter of 2003, the Company recorded translation and exchange losses primarily related to the Company’s dollar denominated net assets in Latin America of $2,547,000 and in Canada of $2,766,000. The Company is currently taking steps to mitigate the impact of foreign currency translation on the income statement.

      Interest Income and Expense: Interest expense during the three months ended June 30, 2003 decreased $3,069,000 compared to the same period in 2002. The decrease was the result of the repurchase of $194,611,000 of 8 3/4% Senior Notes in April 2002 and the repurchase of $59,410,000 principal amount of the Company’s 6 1/2% Convertible Subordinated Notes due 2008 in July and August 2002. Interest income decreased from $1,665,000 in 2002 to $1,131,000 in 2003 due to lower yields on investments partially offset by an increase in interest-bearing cash.

      Income Taxes: The Company’s effective income tax rate for the three months ended June 30, 2003 was 38% compared to 37% for the same period of 2002. The increase in the effective tax rate results from a shift in the mix of earnings to higher tax rate jurisdictions.

      Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations relates to the Company’s Russian Pharmaceuticals segment, Biomedicals segment, Photonics business (in 2002) and raw materials businesses and manufacturing capabilities in Central Europe and was a loss of $2,567,000 for the three months ended June 30, 2003 compared to a loss of $18,153,000 for the same period in 2002. In June 2003, the Company sold its Russian Pharmaceuticals segment for cash proceeds of $55,000,000 and certain assets of its Biomedicals segment for 727,990 shares of its common stock, which had a fair market value of approximately $12,369,000. The loss in 2003 includes a loss on disposal of discontinued operations of $6,596,000, partially offset by income from discontinued operations of $4,029,000. The loss for 2002 includes a loss from discontinued operations of $10,056,027 primarily related to the Photonics business and the Russian Pharmaceuticals business and a loss on disposal of discontinued operations of $8,097,000 mainly due to Circe.

Six Months Ended June 30, 2003 Compared to 2002

Pharmaceutical Revenues

      In the North America Pharmaceuticals segment, revenues for the six months ended June 30, 2003 were $41,434,000 compared to $61,394,000 for the same period of 2002, a decrease of $19,960,000 (33%). The decrease in 2003 sales is primarily due to reduced sales to wholesalers during the first four months of 2003 related to an inventory reduction program at the Company’s wholesalers, which the Company began in June 2002 and completed in April 2003.

      In the Latin America Pharmaceuticals segment, revenues for the six months ended June 30, 2003 were $60,056,000 compared to $62,034,000 for the same period of 2002, a decrease of $1,978,000 (3%). The decrease is primarily due to a decrease in sales in Mexico of $3,3036,000 due to a 12% decrease in the value of the peso and slightly lower sales volumes due to generic competition partially offset by price increases.

      In the Europe Pharmaceuticals segment, revenues for the six months ended June 30, 2003 were $114,884,000 compared to $94,298,000 for the same period of 2002, an increase of $20,586,000 (22%). The increase is primarily due to an increase in the value of currencies in the region relative to the U.S. Dollar, which resulted in an increase in revenues of $14,614,000. Additionally, excluding the effect of currencies, revenues in Poland increased $4,271,000 and revenues in Spain increased $1,492,000 primarily due to price increases and new product launches.

      In the Asia, Africa and Australia Pharmaceuticals segment, revenues for the six months ended June 30, 2003 were $25,292,000 compared to $25,090,000 for the same period of 2002, an increase of $202,000. The increase is due to an increase in the value of currencies in the region relative to the U.S. Dollar, which resulted in an increase in revenues of $796,000, partially off-set by lower sales volume throughout the region.

      Ribapharm Royalty Revenues: Royalties earned for the six months ended June 30, 2003 were $100,538,000 compared to $123,001,000 for the same period of 2002, a decrease of $22,463,000 (18%). The Company and Ribapharm believe that the decrease in royalties during the six months ended June 30, 2003 includes the effects of increasing competition between Schering and Roche, Schering’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to Ribapharm by Schering. The Company and Ribapharm have no information with regard to the basis for the rebate and return provision other than public statements made by Schering suggesting generic competition in the last half of 2003 would have an impact on demand.

      Gross Profit: Gross profit margin on product sales decreased to 63% for the six months ended June 30, 2003 compared to 70% in 2002 The decrease in gross profit is primarily due a change in the geographic mix in sales, primarily in the U.S. and Europe, which lowered the Company’s overall gross profit margin, higher inefficiencies in the Company’s manufacturing operations in certain regions and costs related to a manufacturing rationalization project.

      Selling Expenses: Selling expenses were $80,668,000 for the six months ended June 30, 2003, compared to $78,980,000 for the same period in 2002, an increase of $1,688,000 (2%). The increase reflects the Company’s increased promotional efforts, mainly in Europe of $4,746,000, partially offset by a decrease in selling expenses in North America Pharmaceuticals segment of $2,760,000.

      General and Administrative Expenses: General and administrative expenses were $55,285,000 for the six months ended June 30, 2003, compared to $238,629,000 for the same period in 2002, a decrease of $183,344,000. Included in selling, general and administrative expenses for the six months ended June 30, 2002, are non-recurring and other unusual charges of $181,038,000, which primarily include stock compensation costs related to the Company’s Change of Control under the Company’s Option Plan ($61,400,000); executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); incentive compensation costs related to the accelerated vesting of restricted stock upon the Change of Control under the Company’s Long-Term Incentive Plan ($12,022,000); costs incurred in the Company’s 2002 proxy contest ($7,382,000); the write-down of the corporate airplane ($9,100,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); and severance costs related to the termination of Mr. Panic ($12,000,000).

      The remaining decrease of $2,306,000 reflects a reduction in corporate general and administrative expenses of $10,125,000, which is mainly attributable to expenses incurred in the six months ended 2002 related to severance costs of $4,232,000, a compensation charge of $2,968,000 for the exercise of stock options and the write-off of deferred acquisition costs of $2,468,000. These expenses were partially offset by an increase in Ribapharm’s general and administrative expenses of $6,459,000.

      Research and Development: Research and development expenses for the six months ended June 30, 2003 were $18,949,000, compared to $22,047,000 for the same period in 2002. The $3,098,000 decrease is primarily attributable to the timing of costs associated with the clinical trials of Viramidine™ and Hepavir B™.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a loss of $1,712,000 for the six months ended June 30, 2003, compared to a gain of $3,939,000 for the same period in 2002. In 2003, translation gains principally consisted of transaction and exchange losses related to the Company’s dollar denominated net assets in Canada of $5,039,000, partially offset by translation and exchange gains in Europe and AAA of $2,574,000.

      Interest Income and Expense: Interest expense during the six months ended June 30, 2003 decreased $9,171,000 compared to the same period in 2002 due to repurchases of debt in 2002. Interest income decreased $863,000 due to lower yields on investments partially offset by an increase in interest-bearing cash.

      Income Taxes: The Company’s effective income tax rate for the six months ended June 30, 2003 was 38% compared to 37% for 2002. The increase in the effective tax rate is primarily the result of a shift in the mix of earnings to higher tax rate jurisdictions.

      Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations was a loss of $2,118,000 for the six months ended June 30, 2003 compared to a loss of $19,109,000 for the same period in 2002. The loss for 2003 includes loss on disposal of discontinued operations of $6,596,000, partially offset by income from discontinued operations of $4,478,000. The loss for 2002 includes a loss from discontinued operations of $9,224,000 primarily related to the Photonics business and the Russian Pharmaceutcals business and a loss on disposal of discontinued operations of $8,097,000.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $402,334,000 at June 30, 2003 compared to $245,184,000 at December 31, 2002. Working capital was $518,857,000 at June 30, 2003 compared to $397,070,000 at December 31, 2002. The change in working capital of $121,787,000 is primarily attributable to the increase in cash and cash equivalents of $157,150,000, which includes cash generated from operations, cash proceeds of $55,000,000 received in connection with the sale of the Russian Pharmaceuticals business and collection of the fourth quarter 2002 Schering royalty payment.

      During the six months ended June 30, 2003, cash provided by operating activities totaled $118,177,000, compared to cash used in operating activities of $22,604,000 in 2002. During the six months ended June 30, 2002, cash flow from operating activities was negatively impacted by certain non-recurring and other unusual cash payments. Those cash payments included cash paid for the compensation costs related to the change of control of the Company under the Company’s Option Plan ($37,416,000), costs incurred in the Company’s recent proxy contest ($6,261,000), professional fees related to Ribapharm ($13,000,000) and executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000).

      Cash provided by investing activities was $40,723,000 for the six months ended June 30, 2003 compared to $249,953,000 for the same period of 2002. In 2003, net cash used in investing activities consisted of payments for capital expenditures of $6,382,000 and cash provided by investing activities in discontinued operations of $47,085,000 primarily related to net proceeds from the sale of the Russian Pharmaceuticals segment in June 2003 partially offset by capital expenditures of $3,388,000. In 2002, net cash provided by investing activities consisted of proceeds from the sale of subsidiary stock of $276,611,000 partially offset by the acquisition of license rights, product lines and businesses of $22,931,000 and payments for capital expenditures of $9,887,000.

      Cash used in financing activities totaled $9,780,000 for the six months ended June 30, 2003, including cash dividends paid on common stock of $6,500,000 and payments on notes payable of $3,159,000. In 2002, cash used in financing activities totaled $264,329,000 for the six months ended June 30, 2002, including payments on long-term debt of $233,048,000 principally consisting of the repurchase of $194,611,000 principal of the Company’s outstanding 8 3/4% Senior Notes, the repurchase of an aggregate 1,146,000 shares of the Company’s common stock for $31,955,000 and cash dividends paid on common stock of $12,631,000 offset by proceeds from the exercise of employee stock options of $12,753,000.

      In June 2003, the Company commenced an exchange offer to acquire all of the publicly traded shares of Ribapharm common stock for $5.60 per share (the “Tender Offer”). The Company amended the Tender Offer to increase the offer price to $6.25 per share in August 2003. The Tender Offer expires on August 19, 2003, and is contingent on the Company acquiring a minimum of 66 2/3% of the outstanding shares of Ribapharm not held by the Company, or the officers and directors of Ribapharm and the Company. If sufficient shares are tendered and all other conditions met, the Tender Offer would require the Company to pay approximately $186,875,000 plus expenses in cash, to reacquire the publicly traded shares of Ribapharm. The Company anticipates using cash on hand to fund the Tender Offer.

      Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through June 30, 2004 and to fund the Tender Offer, anticipated acquisitions and capital expenditures and the Company’s research and development program. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

      In February and March 2003, Schering entered into license agreements with three generic pharmaceutical companies, which granted to each company a non-exclusive, non-sublicensable license to Schering’s U.S. ribavirin patents. In connection with the Company’s and Ribapharm’s patent infringement suit against the same three pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the U.S., the U.S. District Court for the Central District of California issued a memorandum of decision and order granting the generic pharmaceutical companies’ motion for summary judgment of non-infringement of the Company’s and Ribapharm’s asserted patents. The decision and order did not rule on defendants’ motion for summary judgment that the patents are invalid. The Company and Ribapharm filed a joint Citizen Petition with the FDA on July 17, 2003 and the Company and Ribapharm are considering other options, including appealing the summary judgment decision. Competition from generic pharmaceutical companies could have a material negative impact on the Company’s future royalty revenue. With respect to Schering, royalties received by Ribapharm will be affected by the likelihood of reduced sales by Schering as well as a reduction in the royalty rate per the license agreement. With respect to Roche, under the license agreement, introduction of generics in any market will eliminate the obligation of Roche to pay royalties for sales in that market. See Note 9 of “Notes to Consolidated Condensed Financial Statements” regarding “Commitments and Contingencies — Generic Litigation”.

      While the Company has historically paid quarterly cash dividends, there can be no assurance that the Company will continue to do so.

      As of June 30, 2003, Ribapharm has a payable to the Company of $402,000. As of June 30, 2003, $100,396,000 of cash and cash equivalents was retained by Ribapharm. These funds may not be readily available to the Company unless Ribapharm declares a dividend or loans funds to the Company, or the Tender Offer is completed. The Company provides Ribapharm a line of credit facility, which allows Ribapharm to borrow up to $35,000,000 until December 30, 2005 or the date the Company ceases to be the beneficial owner of at least 80% of the issued and outstanding common stock of Ribapharm (“the Expiration Date”). All amounts outstanding under the line of credit are due on the Expiration Date. There are no amounts outstanding under this line of credit as of June 30, 2003.

      Upon the initial public offering of Ribapharm, Ribapharm began receiving all royalties under the License Agreement with Schering, which reduces cash available to the Company and its other operations. The Company and Ribapharm are jointly and severally liable for the principal and interest obligations under the $525,000,000 Subordinated Convertible Notes due 2008 issued in July 2001. Under terms contained in an inter-debtor agreement between the Company and Ribapharm, the Company has agreed to make all interest and principal payments on the convertible notes.

      The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company also evaluates the collectibility of its receivables at least quarterly. The Company’s methodology for establishing the allowance for bad debts varies with the regions in which it operates. The allowance for bad debts is based upon specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. As of June 30, 2003, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

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

      As a result of this strategic review, the Company made the decision to divest its Russian Pharmaceuticals segment, Biomedicals segment, Photonics business, raw materials business and manufacturing capability in Central Europe and Circe unit. The results of these operations and the related financial position have been reflected as discontinued operations in the Company’s consolidated condensed financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated condensed financial statements have been reclassified to conform to the discontinued operations presentation for all historical periods presented.

      In June 2003, the Company sold its Russian Pharmaceuticals segment and certain assets of its Biomedicals segment. The Company received gross proceeds of $55,000,000 in cash for the Russian Pharmaceuticals segment and 727,990 shares of its common stock, which had a fair market value of approximately $12,369,000 for the assets of its Biomedicals segment. The Company recorded a net loss on disposal of discontinued operations of $6,596,000 related to the sale of these businesses in the quarter ended June 30, 2003.

      The Company is actively marketing for sale the remaining Biomedicals business segment, Dosimetry, and the raw materials businesses and manufacturing capability in Hungary and the Czech Republic. The Company expects all of the remaining discontinued operations will be sold by the end of 2003.

      The Company’s management recently announced its intention to restructure the Company’s global manufacturing capabilities beginning in the second half of 2003. This restructuring may result in the Company recording non-cash impairment charges related to certain manufacturing assets. As the Company has not finalized its restructuring plans, the amount, if any, of impairment charges cannot be estimated at this time.

Foreign Operations

      Approximately 62% and 53% of the Company’s revenues from continuing operations for the six months ended June 30, 2003 and 2002, respectively, were generated from operations outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.

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

      The Company’s business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. The Company seeks to manage its foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in the U.S. dollar and through operational means by managing local currency revenues in relation to local currency costs. The Company is currently taking steps to mitigate the impact of foreign currency on the income statement, which will include hedging its foreign currency exposure.

      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the following analysis.

      Interest Rate Risk: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At June 30, 2003, the Company had $12,673,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 6 1/2% Subordinated Convertible Notes due 2008) totaling approximately $465,590,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 15% of the Company’s weighted average interest rate on fixed-rate debt) affecting the Company’s financial instruments would have an immaterial effect on the Company’s six month and second quarter 2003 pretax earnings. However, such a change would reduce the fair value of the Company’s fixed-rate debt instruments by approximately $18,200,000 as of June 30, 2003.

Item 4.	Controls and Procedures.

      Commencing with the fiscal quarter ended June 30, 2002, and continuing quarterly since then, the Company has instituted a program of questionnaires sent to, certifications provided by, and telephonic interviews conducted with individual officers or employees responsible for oversight and management of parts of the Company’s different business operations. The questionnaires, certifications and interviews are intended to reinforce the Company’s existing system of internal controls, and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures are also designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under that Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in the preceding paragraph, including any corrective actions with regard to significant deficiencies and material weaknesses.

FORWARD LOOKING STATEMENT

      This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q. Examples of forward-looking statements include statements regarding, among other matters, the Company’s strategic review, the Company’s acquisition strategy, the Company’s reorganization plans, the Company’s expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs during the remainder of 2002 and other factors affecting the Company’s financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as “may,” “will,” “intends,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or comparable terminology. Similarly, statements that describe the Company’s plans, strategies, intentions, expectations, objectives, goals or prospects are forward looking.

      The forward looking statements in this and other reports generally assume a stable economic climate in the United States and other countries in which the Company operates and assumes that losses will not result from any of the risks to which the Company is subject, including the following.

•	the Company’s dependence on foreign operations (which are subject to certain risks inherent in conducting business abroad, including possible nationalization or expropriation, restrictions on the exchange of currencies, limitations on foreign participation in local enterprises, health-care regulations, price controls, and other restrictive governmental conditions);

•	the risk of operations in Eastern Europe, Latin America and China in light of the unstable economic, political and regulatory conditions in such regions;

•	the risk of potential claims against certain of the Company’s research compounds;

•	the Company’s ability to successfully develop and commercialize future products;

•	the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire;

•	the potential impact of the Euro currency;

•	the Company’s ability to continue its expansion plan and to integrate successfully any acquired companies;

•	costs of defending and the results of lawsuits pending against the Company;

•	the Company’s potential product liability exposure and lack of any insurance coverage thereof;

•	government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); business trends within the pharmaceutical industry and in other segments of the healthcare industry, including consolidations and mergers; and competition generally;

•	the fact that, beginning with the third quarter of 2002, Ribapharm became entitled to receive the payments by Schering and Ribapharm does not expect to pay any dividends in the foreseeable future;

•	the risk that the Tender Offer will not be successfully completed.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 9 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on May 22, 2003 in Costa Mesa, California.

			Withheld/
	For	Against	Abstentions

Election of Directors:
Lawrence N. Kugelman	74,818,174		1,334,442
Robert A. Ingram	74,821,629		1,330,987
Theodose Melas-Kyriazi	74,823,932		1,328,685
Ratification of PricewaterhouseCoopers LLP’s appointment as the Company’s independent auditors	74,967,447	1,067,064	118,105
Approval of the Company’s 2003 Equity Incentive Plan	39,875,176	13,020,481	298,738
Approval of the Company’s 2003 Employee Stock Purchase Plan	46,643,498	6,265,629	285,276

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated July 7, 1998, which is filed herewith.
15.1	Review Report of Independent Accountants
15.2	Awareness Letter of Independent Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

(b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

1.	Current report on Form 8-K dated May 5, 2003 (the date of the earliest event reported), filed on May 5, 2003, for the purpose of reporting certain information, under Item 7.
2.	Current report on Form 8-K dated June 10, 2003 (the date of the earliest event reported), filed on June 13, 2003, for the purpose of reporting certain information, under Item 7.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICN PHARMACEUTICALS, INC.
Registrant

/s/ ROBERT W. O’LEARY

Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: August 14, 2003

/s/ BARY G. BAILEY

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant.
15.1	Review Report of Independent Accountants.
15.2	Awareness Letter of Independent Accountants.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.