Form 10-Q
period 2003-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2003-11-12
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-11397

Valeant Pharmaceuticals International

(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Hyland Avenue Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

(714) 545-0100

(Registrant’s telephone number, including area code)

ICN Pharmaceuticals, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of November 7, 2003 was 83,089,398.

PART I -- FINANCIAL INFORMATION
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
MANAGEMENT’S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS --(Continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
FORWARD LOOKING STATEMENTS
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 15.1
EXHIBIT 15.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(In thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$301,028	$245,184
Accounts receivable, net	156,361	215,776
Inventories, net	91,812	88,862
Income taxes receivable	—	12,779
Prepaid expenses and other current assets	16,771	13,972

Total current assets	565,972	576,573
Property, plant and equipment, net	235,051	242,888
Deferred tax assets, net	89,720	39,180
Intangible assets, net	442,809	384,547
Other assets	44,273	43,531

Total non-current assets	811,853	710,146
Assets of discontinued operations	27,172	201,830

	$1,404,997	$1,488,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$32,366	$33,487
Accrued liabilities	124,217	142,093
Notes payable and current portion of long-term debt	1,303	3,923
Income taxes payable	28,250	—

Total current liabilities	186,136	179,503
Long-term debt, less current portion	478,652	481,548
Deferred income taxes and other liabilities	73,515	52,288
Minority interest	3,397	23,452

Total non-current liabilities	555,564	557,288
Liabilities of discontinued operations	19,216	48,068

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 83,075 (September 30, 2003) and 84,066 (December 31, 2002) shares outstanding (after deducting shares in treasury of 1,068 as of September 30, 2003)	831	841
Additional capital	1,020,829	1,027,335
Accumulated deficit	(330,174)	(256,809)
Accumulated other comprehensive loss	(47,405)	(67,677)

Total stockholders’ equity	644,081	703,690

	$1,404,997	$1,488,549

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2003 and 2002
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product sales	$131,290	$108,284	$372,956	$351,100
Royalties	36,217	63,367	136,755	186,368

Total revenues	167,507	171,651	509,711	537,468

Costs and expenses:
Cost of goods sold	42,128	39,769	131,295	113,360
Selling expenses	40,478	40,140	121,146	119,120
General and administrative expenses	25,512	54,483	80,797	293,112
Research and development costs	10,752	13,479	29,701	35,526
Acquired in-process research and development	117,609	—	117,609	—
Amortization expense	10,453	7,930	27,371	23,960

Total expenses	246,932	155,801	507,919	585,078

Income (loss) from operations	(79,425)	15,850	1,792	(47,610)
Other income, net, including translation and exchange	2,208	4,253	496	8,192
Gain (loss) on sale of subsidiary stock	—	(1,012)	—	261,937
Gain (loss) on early extinguishment of debt	—	17,538	—	(25,730)
Interest income	953	1,458	3,066	4,434
Interest expense	(7,871)	(9,189)	(23,892)	(34,381)

Income (loss) from continuing operations before income taxes and minority interest	(84,135)	28,898	(18,538)	166,842
Provision for income taxes	12,720	7,498	37,647	58,811
Minority interest, net	1,656	5,702	11,667	10,670

Income (loss) from continuing operations	(98,511)	15,698	(67,852)	97,361
Income (loss) from discontinued operations	16,110	(90,633)	13,992	(109,742)
Cumulative effect of change in accounting principle	—	—	—	(21,791)

Net loss	$(82,401)	$(74,935)	$(53,860)	$(34,172)

Basic earnings per share:
Income (loss) from continuing operations	$(1.18)	$0.19	$(0.81)	$1.17
Discontinued operations	0.19	(1.09)	0.17	(1.32)
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Basic net loss per share	$(0.99)	$(0.90)	$(0.64)	$(0.41)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.18)	$0.19	$(0.81)	$1.15
Discontinued operations	0.19	(1.09)	0.17	(1.11)
Cumulative effect of change in accounting principle	—	—	—	(0.22)

Diluted net loss per share	$(0.99)	$(0.90)	$(0.64)	$(0.18)

Shares used in per share computation:
Basic	83,067	83,392	83,759	83,053

Diluted	83,067	83,484	83,759	99,023

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2003 and 2002
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(82,401)	$(74,935)	$(53,860)	$(34,172)
Other comprehensive income:
Foreign currency translation adjustments	(1,065)	(4,677)	19,134	(2,891)
Unrealized gain (loss) on marketable equity securities and other	1,205	(3,956)	1,138	(4,701)

Comprehensive loss	$(82,261)	$(83,568)	$(33,588)	$(41,764)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Income (loss) from continuing operations	$(67,852)	$97,361
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,827	42,758
Provision for losses on accounts receivable and inventory obsolescence	3,631	4,374
Translation and exchange (gains) losses, net	(496)	(8,192)
Other non-cash items	464	44,286
Write-off of acquired in-process R&D	117,609	—
Deferred income taxes	(7,455)	34
Minority interest	11,667	10,670
Gain on sale of subsidiary stock	—	(261,937)
Loss on extinguishment of debt	—	25,730
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	61,876	21,857
Inventories	(510)	(4,300)
Prepaid expenses and other assets	(10,236)	(20,793)
Trade payables and accrued liabilities	(42,855)	10,618
Income taxes payable	45,582	16,813
Other liabilities	(8,058)	4,272

Cash flow from operating activities in continuing operations	149,194	(16,449)
Cash flow from operating activities in discontinued operations	21,938	8,065

Net cash provided by (used in) operating activities	171,132	(8,384)

Cash flows from investing activities:
Capital expenditures	(9,241)	(13,593)
Proceeds from sale of assets	318	356
Proceeds from sale of subsidiary stock	—	276,611
Acquisition of license rights, product lines and businesses	(192,923)	(26,765)

Cash flow from investing activities in continuing operations	(201,846)	236,609
Cash flow from investing activities in discontinued operations	104,276	5,621

Net cash (used in) provided by investing activities	(97,570)	242,230

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	—	686
Payments on long-term debt and notes payable	(6,797)	(273,630)
Proceeds from exercise of stock options	317	12,892
Dividends paid	(19,501)	(19,035)
Repurchase of common stock	—	(31,955)
Funds received from discontinued operations	133,774	8,706

Cash flow from financing activities in continuing operations	107,793	(302,336)
Cash flow from financing activities in discontinued operations	(134,070)	(8,513)

Net cash used in financing activities	(26,277)	(310,849)

Effect of exchange rate changes on cash and cash equivalents	966	(161)

Net increase (decrease) in cash and cash equivalents	48,251	(77,164)
Cash and cash equivalents at beginning of period	253,664	325,253

Cash and cash equivalents at end of period	301,915	248,089
Cash and cash equivalents classified as part of discontinued operations	(887)	(13,332)

Cash and cash equivalents of continuing operations	$301,028	$234,757

The accompanying notes are an integral part of these consolidated condensed financial statements.

MANAGEMENT’S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

      The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1.	Summary of Significant Accounting Policies

      Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) and its wholly owned subsidiaries (the “Company” or “Valeant”) and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of such consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

      Comprehensive Income: Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities and minimum pension liability. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expense from these items.

      Per Share Information: In 2003, the Company’s Board of Directors declared a first, second and third quarter cash dividends of $0.0775 per share, which were paid on April 23, July 25 and October 29, 2003, respectively. While the Company has historically paid quarterly cash dividends, there can be no assurance that the Company will continue to do so.

      Goodwill and Intangible Assets: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS No. 142. As a result, the Company recorded an impairment loss of $25,332,000 which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle in the nine months ended September 30, 2002.

      At September 30, 2003 and December 31, 2002, intangible assets were as follows (in thousands):

	September 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$582,298	$(152,566)	$511,556	$(127,270)
Goodwill	13,077	—	261	—

Total	$595,375	$(152,566)	$511,817	$(127,270)

      Estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $48,000,000, $43,000,000, $43,000,000, $42,000,000 and $35,000,000, respectively.

      Stock-Based Compensation: The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (which amends and restates the 1998 Stock Option Plan (the “Option Plan”)) as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant (excluding options issued in exchange for Ribapharm Inc. stock options — See Note 2). Had compensation cost for the Option Plan been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

income and earnings per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss as reported	$(82,401)	$(74,935)	$(53,860)	$(34,172)
Compensation costs related to the Company’s employee stock Compensation plan, net	—	—	—	38,068
Stock based employee compensation expense
Determined under fair value based method, net of related tax effects	(965)	(406)	(1,910)	(25,999)

Pro forma net loss	$(83,366)	$(75,341)	$(55,770)	$(22,103)

Earnings per share:
Basic — as reported	$(0.99)	$(0.90)	$(0.64)	$(0.41)

Basic — pro forma	$(1.00)	$(0.90)	$(0.67)	$(0.27)

Diluted — as reported	$(0.99)	$(0.90)	$(0.64)	$(0.18)

Diluted — pro forma	$(1.00)	$(0.90)	$(0.67)	$(0.06)

      Under the Option Plan, all outstanding options immediately vested as a result of the Change of Control that occurred as a result of the May 2002 Annual Meeting of Stockholders (See Note 6). The pro forma amounts for the three and nine months ended September 30, 2002 include the expense of all unvested options under the Option Plan vesting in these periods.

      Property, Plant and Equipment: During the third quarter of 2003 the Company approved its global manufacturing strategy. Under its manufacturing strategy, the goal is to establish a global manufacturing and supply chain network of five manufacturing sites which will result in the closing of eight of the Company’s current manufacturing sites. A review for potential impairment was performed in accordance with SFAS No. 144, Impairment of Long-Lived Assets. In determining asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired, the Company compared undiscounted future cash flows and asset residual values to the asset group carrying value on a site by site basis. The impairment analysis indicated that the asset groups were not impaired as of September 30, 2003, therefore, no impairment losses were recognized in the third quarter of 2003. Based on the estimated remaining useful lives of the manufacturing sites to be disposed of, the book value would exceed the residual value on the estimated disposal date for five of the manufacturing sites. As a result, the Company has revised the depreciation period on these assets and will incur an additional annual depreciation expense of approximately $6,400,000 through the third quarter of 2005.

      Acquired In-Process Research and Development: In the quarter ended September 30, 2003, the Company incurred an expense of $117,609,000 associated with acquired in-process research and development (“IPR&D”) related to the Ribapharm Acquisition. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine the respective fair values requires significant judgment, differences in those judgments would have the impact of changing the allocation of purchase price to other intangible assets, goodwill. The estimated fair value of these projects was based on the use of a discounted cash flow model (based on an estimate of future sales and a cross margin of using a rate of 25%). For each project, the estimated after-tax cash flows were probability weighted to take

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

account of the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using a discount rate of 15%. In addition, solely for the purposes of estimating the fair value of these IPR&D projects as of August 25, 2003, the following assumptions were made:

•	Future research and development costs of approximately $150,000,000 would be incurred to complete the IPR&D projects.

•	The IPR&D projects, which are in various stages of development from Phase I to Phase II clinical trials, are expected to reach completion by the end of 2006.

      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results. For example, in October 2003, Roche notified the Company that they are abandoning development of Levovirin.

      Reclassifications: Certain prior year amounts have been reclassified to conform with the current period presentation, with no effect on previously reported net income or stockholders’ equity.

2.	Ribapharm

      In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $0.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs.

      In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling $47,839,000 in April 2002. The Company is seeking to recover a portion of these bonuses (See Note 9 Commitments and Contingencies — Derivative Actions). Additionally, the Company paid other professional fees of $13,000,000 related to the structuring of Ribapharm in April 2002. These amounts are included on the Company’s statements of income in selling, general and administrative expenses.

      In August 2003, the Company repurchased the approximately 20% minority interest in its Ribapharm subsidiary for an aggregated total purchase price of $207,438,000 (the “Ribapharm Acquisition”). The Company paid $6.25 in cash for each of the 29,900,703 outstanding publicly held shares of Ribapharm. Additionally, the Company included the fair value of the Company’s stock options issued in exchange for outstanding Ribapharm stock options in the purchase price. The fair value of stock options issued were determined based on a $15.43 stock price, the closing stock price on August 22, 2003, using the Black-Scholes option valuation model assuming an expected life of 4.2 years, weighted average risk-free rate of 2.3%, volatility of 62% and dividends of $0.31. The acquisition increased the Company’s ownership of Ribapharm to a 100% interest and was accounted for using the purchase method of accounting. The results of operations of Ribapharm have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in the Ribapharm income was excluded from the Company’s consolidated net income. Since the date of acquisition on August 25, 2003, no minority interest exists in Ribapharm and, accordingly, the consolidated net income includes the full amount of Ribapharm’s results from this date. As a result of the acquisition, minority interest included on the Company’s consolidated balance sheet relating to Ribapharm as of the acquisition date has been eliminated. The remaining minority interest as of September 30, 2003 relates to foreign subsidiaries.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The purchase price of the Ribapharm Acquisition was (in thousands):

Cash consideration	$186,879
Fair value of the Company’s options issued	10,415
Transaction costs	10,144

Total	$207,438

      The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the date of the Ribapharm Acquisition (in thousands):

In-process research and development	$117,609
Ribavirin license agreements	67,376
Unearned compensation	2,700
Goodwill	12,845
Minority interest	33,859
Deferred tax liability	(26,951)

$207,438

      The aggregate purchase price was allocated to identifiable intangible assets acquired based on estimates of fair value using a discounted cash flow model. The intangible asset related to the ribavirin license agreements with Schering and Roche is amortized using an estimated useful life of five years. Identifiable intangible assets related to Viramidine, Hepavir B and Levovirin totaled approximately $101,000,000, $12,000,000 and $5,000,000, respectively, and are expensed as in-process research and development as the technological feasibility of these assets has not occurred. Subsequent to the Ribapharm Acquisition, Roche notified the Company that it was no longer developing Levovirin. The Company recorded deferred compensation cost related to the unvested intrinsic value of the Company’s options issued in exchange for unvested Ribapharm options, which will be amortized over 3 1/2 years. The remaining excess of the aggregate purchase price over the fair value of the identifiable net assets acquired has been recognized as goodwill.

      The following unaudited pro forma financial information presents the combined results of the Company and Ribapharm as if the acquisition had occurred at the beginning of each period presented (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$167,507	$171,651	$509,711	$537,468
Income before discontinued operations and accounting change	23,011	17,659	51,870	97,012
Net income (loss)	39,121	(72,974)	65,862	(34,521)
Basic net income (loss) per share:
Income before discontinued operations and accounting change	$0.28	$0.21	$0.62	$1.17
Net income (loss)	$0.47	$(0.88)	$0.79	$(0.42)
Diluted net income (loss) per share:
Income before discontinued operations and accounting change	$0.27	$0.21	$0.61	$1.15
Net income (loss)	$0.46	$(0.87)	$0.78	$(0.18)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The above pro forma financial information excludes the acquired in-process research and development charge noted above and includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by Ribapharm related to the exchange offer for all Ribapharm outstanding publicly held shares. The expenses incurred by Ribapharm amounted to $4,544,000 in the quarter ended September 30, 2003.

3.	Discontinued Operations

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

      On September 30, 2003, the Company sold the remaining assets of its Biomedicals segment, Dosimetry, for gross cash proceeds of $58,000,000. The Company recorded a net gain on disposal of discontinued operations of $23,288,000, net of a taxes of $15,526,000, related to the sale of Dosimetry in the quarter ended September 30, 2003.

      In June 2003, the Company sold its Russian Pharmaceuticals segment and certain assets of its Biomedicals segment. The Company received gross proceeds of $55,000,000 in cash for the Russian Pharmaceuticals segment and received 727,990 shares of its common stock that was held by the purchaser, which had a fair market value of approximately $12,369,000, for the assets of its Biomedicals segment. The Company recorded a net loss on disposal of discontinued operations of $7,942,000, net of a tax benefit of approximately $10,161,000, related to the sale of these businesses in the nine months ended September 30, 2003.

      Deferred tax assets of approximately $53,000,000 related to the businesses sold have been reclassified from net assets of discontinued operations to deferred tax assets, net, as of September 30, 2003 in the accompanying condensed consolidated balance sheets.

      The Company disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.

      The Company disposed of its Photonics business in two stages. First, it discontinued the medical services business in September 2002. Second, the Company sold the laser device business in March 2003 for approximately $505,000.

      The Company is actively marketing for sale the raw materials businesses and manufacturing capability in Central Europe and is working toward disposing of these assets.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$10,342	$49,008	$111,836	$165,880

Income (loss) before income taxes	$3,492	$(16,966)	$9,117	$(28,257)
Income tax benefit (provision)	(456)	1,624	(1,603)	1,903

Income (loss) from discontinued operations, net	3,036	(15,342)	7,514	(26,354)

Income (loss) on disposal of discontinued operations	26,507	(118,438)	10,370	(127,662)
Income tax benefit (provision)	(13,433)	43,147	(3,892)	44,274

Income (loss) on disposal of discontinued operations, net	13,074	(75,291)	6,478	(83,388)

Income (loss) from discontinued operations	$16,110	$(90,633)	$13,992	$(109,742)

12

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The assets and liabilities of discontinued operations are stated separately as of September 30, 2003 and December 31, 2002 on the accompanying consolidated condensed balance sheets. The major asset and liability categories are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Cash	$887	$9,098
Accounts receivable, net	7,132	46,601
Inventories, net	12,123	54,306
Property, plant and equipment, net	5,836	29,481
Other assets	1,194	62,344

Assets of discontinued operations	$27,172	$201,830

Accounts payable	$4,106	$20,010
Accrued liabilities	11,998	26,372
Other liabilities	3,112	1,686

Liabilities of discontinued operations	$19,216	$48,068

      Included in accumulated other comprehensive loss are translation gains of $8,490,000 related to discontinued operations.

4.	Non-recurring and Other Unusual Charges

      The Company recorded $23,920,000 and $204,958,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the three months and nine months ended September 30, 2002, respectively. The following is a summary of the non-recurring and other unusual charges (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2002

Executive and director bonuses paid in connection with the Ribapharm IPO (Note 2)	$—	$47,839
Professional fees related to Ribapharm (Note 2)	—	13,000
Compensation costs related to the Company’s employee stock compensation plan (Note 6)	—	61,400
Long-term incentive plan compensation costs (Note 6)	—	12,022
Severance costs (Note 6)	18,708	30,708
Asset impairments	—	9,100
Write-off of capitalized offering costs	—	18,295
Environmental remediation and related expenses	5,212	5,212
Costs incurred in the Company’s 2002 proxy contest	—	7,382

	$23,920	$204,958

      There were no non-recurring and other unusual charges in the three and nine months ended September 30, 2003.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      During 2002, based on a number of factors, including changes in market conditions and changes in strategic direction, the Company evaluated the net realizable value of certain long-lived assets, including capitalized offering costs related to the proposed public offering of ICN International AG, the Company’s corporate aircraft and other assets. The Company concluded that due to the passage of time and the strategic business review, the capitalized offering costs of ICN International AG of $18,295,000 should be written-off. Also, an impairment charge of $9,100,000 was recorded for the difference between the carrying value and the fair value of the corporate aircraft, as determined by appraisals.

      The Company incurred a significant amount of professional fees in connection with proxy contests in 2002. Proxy contest expenses were $7,382,000 for the nine months ended September 30, 2002.

5.	Debt Repurchases

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

6.	Change of Control

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

      Under employment agreements the Company had with some of its former key executives, the Company had payment obligations that were triggered upon a termination of the executive’s employment either by the Company or the executive following the Change of Control. During the third quarter of 2002, the Company triggered its payment obligations and recorded an obligation for the payments to the executives totaling $15,507,000. The Company recorded expenses of $3,201,000 for employee termination and severance benefits in 2002 unrelated to the aforementioned executive employment agreements. This amount primarily relates to severance related to former employees and the restructuring of the Company’s ICN International headquarters in Basel, Switzerland. In addition, on June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002 and is no

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

longer one of the Company’s directors. In connection with Mr. Panic’s termination, the Company recorded severance expense of $12,000,000 in the nine months ended September 30, 2002.

7.	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income:
Numerator for basic earnings per share — income (loss) available to common stockholders	$(98,511)	$15,698	$(67,852)	$97,361
Interest expense on convertible debt, net of tax	—	—	—	16,625

Numerator for diluted earnings per share — income (loss) available to common stockholders after assumed conversions	$(98,511)	$15,698	$(67,852)	$113,986

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	83,067	83,392	83,759	83,053
Effect of dilutive securities:
Employee stock options	—	92	—	838
Convertible debt	—	—	—	15,132
Other dilutive securities	—	—	—	—

Dilutive potential common shares	—	92	—	15,970

Denominator for diluted earnings per share — weighted-average shares adjusted for assumed conversions	83,067	83,484	83,759	99,023

Basic earnings per share:
Income (loss) from continuing operations	$(1.18)	$0.19	$(0.81)	$1.17
Discontinued operations, net of taxes	0.19	(1.09)	0.17	(1.32)
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Basic net loss per share	$(0.99)	$(0.90)	$(0.64)	$(0.41)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.18)	$0.19	$(0.81)	$1.15
Discontinued operations, net of taxes	0.19	(1.09)	0.17	(1.11)
Cumulative effect of change in accounting principle	—	—	—	(0.22)

Diluted net loss per share	$(0.99)	$(0.90)	$(0.64)	$(0.18)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      For the three and nine months ended September 30, 2003, 2,961,002 and 4,966,041 weighted average stock options, respectively, and 13,591,690 shares from the effect of convertible debt, are not included in the computation of earnings per share as such securities are anti-dilutive.

8.	Detail of Certain Accounts

	September 30,	December 31,
	2003	2002

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$103,220	$100,724
Royalties receivable	47,480	105,496
Other receivables	13,599	17,202

	164,299	223,422
Allowance for doubtful accounts	(7,938)	(7,646)

	$156,361	$215,776

Inventories, net:
Raw materials and supplies	$34,285	$42,398
Work-in-process	25,959	29,290
Finished goods	43,148	28,234

	103,392	99,922
Allowance for inventory obsolescence	(11,580)	(11,060)

	$91,812	$88,862

Property, plant and equipment, net:
Property, plant and equipment, at cost	$383,425	$361,357
Accumulated depreciation and amortization	(148,374)	(118,469)

	$235,051	$242,888

9.	Commitments and Contingencies

      Ribapharm Tender Offer Litigation: In June 2003, seven purported class actions on behalf of certain stockholders of Ribapharm were filed against the Company, Ribapharm and certain directors and officers of Ribapharm in the Delaware Court of Chancery. Six of these complaints were consolidated under the caption In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337. The seventh suit has not yet been formally consolidated into C.A. No. 20337 but is proceeding in coordination with the consolidated case. On June 26, 2003, the plaintiffs in the consolidated action filed a First Amended Class Action Complaint naming only the Company as a defendant. The First Amended Class Action Complaint alleges, among other things, that the Company breached its fiduciary duties as a controlling stockholder of Ribapharm in connection with its tender offer for the shares of Ribapharm it did not already own. On August 4, 2003, the Company and the plaintiffs reached an agreement in principle to settle these lawsuits and, after settlement papers are prepared, will present that settlement to the Court of Chancery for its approval.

      On June 25, 2003, the Company instituted a suit captioned ICN Pharmaceuticals, Inc. v. Ribapharm, Inc., Daniel J. Paracka, Santo J. Costa, Gregory F. Boron, James Pieczynski and Andre Dimitriadis, C.A. No. 20387 for declaratory and injunctive relief against Ribapharm and certain of its directors in the Delaware Court of Chancery. This complaint alleges, among other things, that the defendants breached their fiduciary

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

duties and certain contracts by implementing a shareholder rights plan in response to the Company’s tender offer. The Company requested a preliminary injunction hearing prior to the expiration of the tender offer on July 22, 2003 and sought a temporary restraining order barring the defendants from taking certain actions with respect to Ribapharm’s newly enacted shareholders rights plan. On June 30, 2003, the Court of Chancery scheduled a preliminary injunction hearing for September 3, 2003. This hearing did not occur because the parties had reached an agreement in principle to settle this lawsuit.

      On June 27, 2003, a purported class action on behalf of certain stockholders of Ribapharm was filed against the Company in the Delaware Court of Chancery. This class action is captioned Maxine Phillips, Robert Garfield, Nora Mazzini, Andrew Samet, Kathleen A. Pasek, Richard Jacob and Steven Silverberg v. ICN Pharmaceuticals, Inc., C.A. No. 20391, and seeks a declaration that the shareholders rights plan is valid and enforceable. This action has been consolidated with the suit instituted by the Company on June 25, 2003 and captioned In re Ribapharm, Inc. Rights Plan Litigation, Consol. C.A. No. 20387. On August 4, 2003, the Company and the plaintiffs reached an agreement in principle to settle this lawsuit. Such settlement will be completed in combination with the settlement In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337.

      On June 3, 2003, a purported class action, captioned Len Brody v. Roberts A. Smith, Andre C. Dimitriadis, Santo J. Costa, James J. Pieczynski, Daniel J. Paracka, Gregory F. Boron, Ribapharm, Inc. and ICN Pharmaceuticals, Inc., Case No. 03 CC 00211, was filed in the Superior Court of Orange County, California, against the Company, Ribapharm and certain of Ribapharm’s officers and directors. The complaint in this action purports to assert the same claims, on behalf of the same class of plaintiffs and against the same defendants as in the seven lawsuits filed in Delaware that are described above. This California action has been stayed and a status conference has been set for November 18, 2003 in light of the settlement of the Delaware tender offer litigation. The settlement of the Delaware tender offer litigation will be designed to release the claims brought in this lawsuit, although the decision as to effect of that release will be up to the California court.

      In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

      Derivative Actions: The Company is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm Offering (the “Ribapharm Bonuses”). Because it is a derivative lawsuit, the plaintiff does not seek recovery from the Company but rather on behalf of the Company.

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

      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interests of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management arising from the initial public offering of Ribapharm. On April 25, 2003, the Company filed a motion to stay or dismiss the California plaintiff’s complaint in favor of the Company amending the existing Delaware derivative action to substitute the Company as the plaintiff. Following limited discovery pertaining to the Special Litigation Committee’s investigation, the Court granted the Company’s motion. The Court stayed the plaintiff’s prosecution of the claim concerning the Ribapharm Bonuses in favor of similar proceedings in Delaware, and dismissed each of the plaintiff’s remaining claims with prejudice. On June 27, 2003, pursuant to the Special Litigation Committee’s recommendation, the Company filed a motion in the Delaware derivative action to (a) realign itself as plaintiff in this action, (b) pursue the primary derivative claims relating to the Ribapharm Bonuses, (c) seek dismissal of the secondary derivative claims, and (d) settle certain claims with respect to certain of the defendants. The Court granted the Company’s motion for realignment on October 27, 2003. Additional aspects of the Company’s motion are still pending.

      Securities Class Actions: Since July 25, 2002, multiple class actions have been filed in the United States District Courts for the Eastern District of New York, the District of New Jersey and the Central District of California against the Company and some of its current and former executive officers. The lawsuits allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company’s stock. The lawsuits generally claim that the Company issued false and misleading statements regarding the Company’s earnings prospects and sales figures, its operations in Russia and the earnings and sales of its Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest. The actions filed in the Eastern District of New York and the District of New Jersey have been transferred to the Central District of California by stipulation of the parties. The parties to all of the class actions pending in the Central District of California have filed an Initial Case Management Order seeking to have all related actions consolidated before the Honorable David O. Carter. The Company filed a motion to dismiss plaintiffs’ consolidated amended complaint on August 29, 2003, and a hearing on that motion is scheduled for December 22, 2003.

      On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and executive officers. The lawsuit alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of Convertible Subordinated Notes in November 2001, thereby artificially inflating the market price of the Notes. The plaintiffs generally seek to recover compensatory damages, including interest. The Company removed this action to federal court, and intends to file a motion to dismiss plaintiff’s complaint.

      Generic Litigation: Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which merged into its parent, Geneva Pharmaceuticals, Inc. (“Geneva”), Three Rivers Pharmaceuticals, LLC (“Three Rivers”) and Teva Pharmaceuticals USA, Inc. (“Teva”), filed Abbreviated New Drug Applications (“ANDA”) with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the United States market. The three cases were all before the same judge, and summary judgment motions were filed by the defendants. In July 2003, the U.S. District Court for the Central District of California issued a memorandum of decision and order granting the defendants their motion for summary judgment of non-infringement of the asserted patents in the patent infringement suit brought by the Company. The decision and order did not rule on defendants’ motion for summary judgment that the patents are invalid. This ruling permits the FDA to approve the defendant generic companies’ ANDAs, in their discretion. On July 17, 2003, the Company filed a Citizen’s Petition with the FDA requesting that the Commissioner of Food and Drugs refrain from approving ANDA

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

for ribavirin products with labeling that omits information about the product’s use in combination with PEG-Intron® (peginterferon alfa-2b). Action by the FDA on the Citizen’s Petition is pending. The successful entry of any generic pharmaceutical company into the U.S. market will have a material negative impact on the Company’s future U.S. royalty revenue. On August 11, 2003, the District Court ordered entry of judgment dismissing the action against Teva and Three Rivers based on its July decision. On September 10, 2003, the Company filed notices of appeal with respect to these judgments. The District Court also entered an order on October 14, 2003 certifying its July 2003 decision as a final appealable decision with respect Geneva, and on October 16, 2003, the Company filed a notice of appeal of the July decision in the Geneva actions.

      Patents: Various parties are opposing the Company’s ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. Regardless of the outcome of these oppositions, the Company believes the combination therapies marketed by Schering and Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering and 2012 for Roche.

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

      The arbitration hearings in this matter began in November 2002 and are continuing. The Tribunal has requested supplemental briefing and may order one or more rounds of additional hearings.

      Circe: The former shareholders (the “Circe Stockholders”) of Circe Biomedical, Inc. (“Circe”) filed in July 2003 a demand for arbitration claiming indemnification from the Company for approximately $10,000,000 of purported financial losses, based on provisions of an agreement entered into at the time the Company acquired Circe. The Circe Stockholders claim to have suffered such losses as a result of the Company’s alleged breach of its obligations to register for resale the Company shares issued to the Circe Stockholders as part of the purchase price for the Circe acquisition. The parties have selected an arbitrator, and the arbitration hearing is scheduled for March 22 – 26, 2004. The Company intends to vigorously defend against the claim.

      Russia: The Company is involved in various legal proceedings relating to its distribution company in Russia. These proceedings arise out of a claim relating to non-payment under a contract entered into in January 1995, prior to the Company’s acquisition of the Russian distribution company. The claimant, Minnex Trading Corporation (“Minnex”) in July 2001 initiated bankruptcy proceedings against OAO Pharmsnabsbyt (“PSS”), the Company’s Russian distribution company, in the Arbitration Court of Moscow Region, and seeks to recover $6,200,000 in damages, plus expenses. Certain other Valeant affiliates are also creditors of PSS, and have asserted claims in bankruptcy in excess of $12,000,000. Claims have also been made that the Company is responsible for PSS’s bankruptcy. Under certain circumstances, Russian law imposes liability on a company whose actions create liabilities or cause bankruptcy for its Russian subsidiary. The Company intends to vigorously assert its interests in this matter.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division (formerly Ribapharm). The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 for discussion of discontinued operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the amounts of segment revenues and operating income of the Company for each of the three months and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Pharmaceuticals
North America	$29,403	$16,757	$70,837	$78,151
Latin America	34,746	31,985	94,802	94,019
Europe	54,512	44,334	169,396	138,632
Asia, Africa, Australia	12,629	15,208	37,921	40,298

Total Pharmaceuticals	131,290	108,284	372,956	351,100
Royalty revenues	36,217	63,367	136,755	186,368

Consolidated revenues	$167,507	$171,651	$509,711	$537,468

Operating Income (Loss)
Pharmaceuticals
North America	$12,851	$(1,012)	$18,897	$22,612
Latin America	11,840	11,191	30,219	32,442
Europe	8,384	357	24,821	12,380
Asia, Africa, Australia	1,819	(2,294)	3,407	89

Total Pharmaceuticals	34,894	8,242	77,344	67,523
Research and development division(1)	(101,279)	46,926	(30,470)	145,628

Consolidated segment operating income (loss)	(66,385)	55,168	46,874	213,151
Corporate expenses	(13,040)	(39,318)	(45,082)	(260,761)
Interest income	953	1,458	3,066	4,434
Interest expense	(7,871)	(9,189)	(23,892)	(34,381)
Other, net	2,208	20,779	496	244,399

Income (loss) from continuing operations before provision for income taxes and minority interest	$(84,135)	$28,898	$(18,538)	$166,842

(1)	Includes expense associated with the write-off of acquired in-process research and development related to the Ribapharm Acquisition.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment total assets of the Company as of September 30, 2003 and December 31, 2002 (in thousands):

	Total Assets

	September 30,	December 31,
	2003	2002

Pharmaceuticals
North America	$399,420	$435,506
Latin America	97,146	162,877
Europe	321,390	292,047
Asia, Africa, Australia	22,315	19,658

Total Pharmaceuticals	840,271	910,088
Corporate	272,731	177,556
Research and development division	264,823	199,075
Discontinued operations	27,172	201,830

Total	$1,404,997	$1,488,549

11.	Consolidating Financial Information

      The Company and Ribapharm are jointly and severally liable for the obligations under the 6 1/2% Subordinated Convertible Notes due 2008. The following consolidating condensed financial statements show the financial position, results of operations and cash flow for Valeant Pharmaceuticals International excluding Ribapharm, Ribapharm and eliminations necessary to arrive at the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheet as of September 30, 2003
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceuticals
	Ribapharm	Ribapharm	Eliminations	International

ASSETS
Current Assets:
Cash and cash equivalents	$178,500	$122,528	$—	$301,028
Accounts receivable, net	108,869	47,492	—	156,361
Inventories, net	91,812	—	—	91,812
Prepaid expenses and other current assets	12,591	4,180	—	16,771

Total current assets	391,772	174,200	—	565,972
Property, plant and equipment, net	225,456	9,595	—	235,051
Deferred tax assets, net	86,986	2,734	—	89,720
Intangibles, net	364,523	78,286	—	442,809
Other assets	44,265	8	—	44,273

Total non-current assets	721,230	90,623	—	811,853
Assets of discontinued operations	27,172	—	—	27,172

	$1,140,174	$264,823	$—	$1,404,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$31,949	$417	$—	$32,366
Accrued liabilities	104,155	26,367	(6,305)	124,217
Notes payable and current portion of long-term debt	1,303	—	—	1,303
Income taxes payable	22,335	5,915	—	28,250
Intercompany payables (receivables)	(185,761)	33,301	152,460	—

Total current liabilities	(26,019)	66,000	146,155	186,136
Long-term debt, less current portion	478,652	465,590	(465,590)	478,652
Deferred income taxes and other liabilities	46,631	26,884	—	73,515
Minority interest	3,397	—	—	3,397

Total non-current liabilities	528,680	492,474	(465,590)	555,564
Liabilities of discontinued operations	19,216	—	—	19,216

Commitments and contingencies
Stockholders’ Equity:
Common stock	831	1,500	(1,500)	831
Additional capital	1,020,829	(300,935)	300,935	1,020,829
Accumulated deficit	(355,958)	5,784	20,000	(330,174)
Accumulated other comprehensive loss	(47,405)	—	—	(47,405)

Total stockholders’ equity	618,297	(293,651)	319,435	644,081

	$1,140,174	$264,823	$—	$1,404,997

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet as of December 31, 2002
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceuticals
	Ribapharm	Ribapharm	Eliminations	International

ASSETS
Current Assets:
Cash and cash equivalents	$165,434	$79,750	$—	$245,184
Accounts receivable, net	110,280	105,496	—	215,776
Inventories, net	88,862	—	—	88,862
Income taxes receivable	12,779	—	—	12,779
Prepaid expenses and other current assets	13,381	591	—	13,972

Total current assets	390,736	185,837	—	576,573
Property, plant and equipment, net	232,384	10,504	—	242,888
Deferred tax assets, net	36,446	2,734	—	39,180
Intangibles, net	384,547	—	—	384,547
Other assets	43,531	—	—	43,531

Total non-current assets	696,908	13,238	—	710,146
Assets of discontinued operations	201,830	—	—	201,830

	$1,289,474	$199,075	$—	$1,488,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$32,201	$1,286	$—	$33,487
Accrued liabilities	117,964	38,000	(13,871)	142,093
Notes payable and current portion of long-term debt	3,923	—	—	3,923
Income taxes payable	(17,450)	17,450	—	—
Intercompany payables (receivables)	(40,766)	39,266	1,500	—

Total current liabilities	95,872	96,002	(12,371)	179,503
Long-term debt, less current portion	481,548	465,590	(465,590)	481,548
Deferred income taxes and other liabilities	51,581	707	—	52,288
Minority interest	23,452	—	—	23,452

Total non-current liabilities	556,581	466,297	(465,590)	557,288
Liabilities of discontinued operations	48,068	—	—	48,068

Commitments and contingencies
Stockholders’ Equity:
Common stock	841	1,500	(1,500)	841
Additional capital	1,027,335	(479,461)	479,461	1,027,335
Accumulated deficit	(371,546)	114,737	—	(256,809)
Accumulated other comprehensive loss	(67,677)	—	—	(67,677)

Total stockholders’ equity	588,953	(363,224)	477,961	703,690

	$1,289,474	$199,075	$—	$1,488,549

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Income for the three months ended September 30, 2003
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceuticals
	Ribapharm	Ribapharm	Eliminations	International

Revenues:
Product sales	$131,290	$—	$—	$131,290
Royalties	—	36,217	—	36,217

Total revenues	131,290	36,217	—	167,507

Costs and expenses:
Cost of goods sold	42,128	—	—	42,128
Selling expenses	40,478	—	—	40,478
General and administrative expenses	17,874	7,638	—	25,512
Research and development costs	438	10,314	—	10,752
Acquired in-process research and development	—	117,609	—	117,609
Amortization expense	8,518	1,935	—	10,453

Total expenses	109,436	137,496	—	246,932

Income (loss) from operations	21,854	(101,279)	—	(79,425)
Other income, net, including translation and exchange	2,208	—	—	2,208
Interest income	643	310	—	953
Interest expense	(7,871)	—	—	(7,871)

Income (loss) from continuing operations before income taxes and minority interest	16,834	(100,969)	—	(84,135)
Provision for income taxes	7,152	5,568	—	12,720
Minority interest, net	56	—	1,600	1,656

Income (loss) from continuing operations	9,626	(106,537)	(1,600)	(98,511)
Income from discontinued operations	16,110	—	—	16,110

Net income (loss)	$25,736	$(106,537)	$(1,600)	$(82,401)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statements of Income for the three months ended September 30, 2002
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceuticals
	Ribapharm	Ribapharm	Eliminations	International

Revenues:
Product sales	$108,284	$—	$—	$108,284
Royalties	—	63,367	—	63,367

Total revenues	108,284	63,367	—	171,651

Costs and expenses:
Cost of goods sold	39,769	—	—	39,769
Selling expenses	40,140	—	—	40,140
General and administrative expenses	50,851	2,922	710	54,483
Research and development costs	671	13,518	(710)	13,479
Amortization expense	7,930	—	—	7,930

Total expenses	139,361	16,440	—	155,801

Income (loss) from operations	(31,077)	46,927	—	15,850
Other income, net, including translation and exchange	4,253	—	—	4,253
Loss on sale of subsidiary stock	(1,012)	—	—	(1,012)
Gain on early extinguishment of debt	17,538	—	—	17,538
Intercompany interest	441	(441)	—	—
Interest income	1,371	87	—	1,458
Interest expense	(9,189)	—	—	(9,189)

Income (loss) from continuing operations before income taxes and minority interest	(17,675)	46,573	—	28,898
Provision for income taxes	(10,211)	17,709	—	7,498
Minority interest, net	127	—	5,575	5,702

Income (loss) from continuing operations	(7,591)	28,864	(5,575)	15,698
Loss from discontinued operations	(90,633)	—	—	(90,633)

Net income (loss)	$(98,224)	$28,864	$(5,575)	$(74,935)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Income for the nine months ended September 30, 2003
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceuticals
	Ribapharm	Ribapharm	Eliminations	International

Revenues:
Product sales	$372,956	$—	$—	$372,956
Royalties	—	136,755	—	136,755

Total revenues	372,956	136,755	—	509,711

Costs and expenses:
Cost of goods sold	131,295	—	—	131,295
Selling expenses	121,146	—	—	121,146
General and administrative expenses	62,623	18,174	—	80,797
Research and development costs	194	29,507	—	29,701
Acquired in-process research and development	—	117,609	—	117,609
Amortization expense	25,436	1,935	—	27,371

Total expenses	340,694	167,225	—	507,919

Income (loss) from operations	32,262	(30,470)	—	1,792
Other income, net, including translation and exchange	496	—	—	496
Intercompany interest	455	(455)	—	—
Interest income	2,154	912	—	3,066
Interest expense	(23,892)	—	—	(23,892)

Income (loss) from continuing operations before income taxes and minority interest	11,475	(30,013)	—	(18,538)
Provision for income taxes	7,954	29,693	—	37,647
Minority interest, net	97	—	11,570	11,667

Income (loss) from continuing operations	3,424	(59,706)	(11,570)	(67,852)
Income from discontinued operations	13,992	—	—	13,992

Net income (loss)	$17,416	$(59,706)	$(11,570)	$(53,860)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Income for the nine months ended September 30, 2002
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceuticals
	Ribapharm	Ribapharm	Eliminations	International

Revenues:
Product sales	$351,100	$—	$—	$351,100
Royalties	—	186,368	—	186,368

Total revenues	351,100	186,368	—	537,468

Costs and expenses:
Cost of goods sold	113,360	—	—	113,360
Selling expenses	119,120	—	—	119,120
General and administrative expenses	283,941	6,999	2,172	293,112
Research and development costs	3,957	33,741	(2,172)	35,526
Amortization expense	23,960	—	—	23,960

Total expenses	544,338	40,740	—	585,078

Income (loss) from operations	(193,238)	145,628	—	(47,610)
Other income, net, including translation and exchange	8,192	—	—	8,192
Gain on sale of subsidiary stock	261,937	—	—	261,937
Loss on early extinguishment of debt	(25,730)	—	—	(25,730)
Intercompany interest	614	(614)	—	—
Interest income	4,335	99	—	4,434
Interest expense	(34,381)	—	—	(34,381)

Income from continuing operations before income taxes and minority interest	21,729	145,113	—	166,842
Provision for income taxes	3,657	55,154	—	58,811
Minority interest, net	180	—	10,490	10,670

Income from continuing operations	17,892	89,959	(10,490)	97,361
Loss from discontinued operations	(109,742)	—	—	(109,742)
Cumulative effect of change in accounting principle	(21,791)	—	—	(21,791)

Net Income (loss)	$(113,641)	$89,959	$(10,490)	$(34,172)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flow for the nine months ended September 30, 2003
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceutical
	Ribapharm	Ribapharm	Eliminations	International

Cash flows from operating activities:
Income (loss) from continuing operations	$3,424	$(59,706)	$(11,570)	$(67,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,315	4,512	—	45,827
Provision for losses on accounts receivable and inventory obsolescence	3,631	—	—	3,631
Translation and exchange gains, net	(496)	—	—	(496)
Other non-cash items	387	77	—	464
Write-off of acquired in-process R&D	—	117,609	—	117,609
Deferred income taxes	(7,455)	—	—	(7,455)
Minority interest	97	—	11,570	11,667
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,860	58,016	—	61,876
Inventories	(510)	—	—	(510)
Prepaid expenses and other assets	(6,626)	(3,610)	—	(10,236)
Trade payables and accrued liabilities	(37,921)	(4,934)	—	(42,855)
Income taxes payable	57,464	(11,882)	—	45,582
Other liabilities	(8,058)	—	—	(8,058)
Funds provided to (from) intercompany	641	(641)	—	—

Cash flow from operating activities in continuing operations	49,753	99,441	—	149,194
Cash flow from operating activities in discontinued operations	21,938	—	—	21,938

Net cash provided by operating activities	71,691	99,441	—	171,132

Cash flows from investing activities:
Capital expenditures	(7,574)	(1,667)	—	(9,241)
Proceeds from sale of assets	318	—	—	318
Acquisition of license rights, product lines and businesses	(192,923)	—	—	(192,923)

Cash flow from investing activities in continuing operations	(200,179)	(1,667)	—	(201,846)
Cash flow from investing activities in discontinued operations	104,276	—	—	104,276

Net cash used in investing activities	(95,903)	(1,667)	—	(97,570)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(6,797)	—	—	(6,797)
Proceeds from exercise of stock options	317	—	—	317
Dividends paid	(19,501)	—	—	(19,501)
Funds provided to (from) intercompany	54,996	(54,996)	—	—
Funds received from discontinued operations	133,774	—	—	133,774

Cash flow from financing activities in continuing operations	162,789	(54,996)	—	107,793
Cash flow from financing activities in discontinued operations	(134,070)	—	—	(134,070)

Net cash provided by (used) in financing activities	28,719	(54,996)	—	(26,277)

Effect of exchange rate changes on cash and cash equivalents	966	—	—	966

Net increase in cash and cash equivalents	5,473	42,778	—	48,251
Cash and cash equivalents at beginning of period	173,914	79,750	—	253,664

Cash and cash equivalents at end of period	179,387	122,528	—	301,915
Cash and cash equivalents classified as part of discontinued operations	(887)	—	—	(887)

Cash and cash equivalents of continuing operations	$178,500	$122,528	$—	$301,028

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flow for the nine months ended September 30, 2002
(Unaudited, in thousands)

	Valeant			Valeant
	Excluding			Pharmaceuticals
	Ribapharm	Ribapharm	Eliminations	International

Cash flows from operating activities:
Income (loss) from continuing operations	$17,892	$89,959	$(10,490)	$97,361
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,721	2,037	—	42,758
Provision for losses on accounts receivable and inventory obsolescence	4,374	—	—	4,374
Translation and exchange (gains) losses, net	(8,192)	—	—	(8,192)
Other non-cash items	44,286	—	—	44,286
Write-off of acquired in-process R&D	—	—	—	—
Deferred income taxes	34	—	—	34
Minority interest	180	—	10,490	10,670
Gain on sale of subsidiary stock	(261,937)	—	—	(261,937)
Loss on extinguishment of debt	25,730	—	—	25,730
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	93,057	(71,200)	—	21,857
Inventories	(4,300)	—	—	(4,300)
Prepaid expenses and other assets	(20,199)	(594)	—	(20,793)
Trade payables and accrued liabilities	(949)	11,567	—	10,618
Income taxes payable	16,813	—	—	16,813
Other liabilities	4,272	—	—	4,272
Funds provided to (from) intercompany	(19,933)	19,933	—	—

Cash flow from operating activities in continuing operations	(68,151)	51,702	—	(16,449)
Cash flow from operating activities in discontinued operations	8,065	—	—	8,065

Net cash provided by (used in) operating activities	(60,086)	51,702	—	(8,384)

Cash flows from investing activities:
Capital expenditures	(11,952)	(1,641)	—	(13,593)
Proceeds from sale of assets	356	—	—	356
Proceeds from sale of subsidiary stock	276,611	—	—	276,611
Acquisition of license rights, product lines and businesses	(26,765)	—	—	(26,765)

Cash flow from investing activities in continuing operations	238,250	(1,641)	—	236,609
Cash flow from investing activities in discontinued operations	5,621	—	—	5,621

Net cash (used in) provided by investing activities	243,871	(1,641)	—	242,230

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	686	—	—	686
Payments on long-term debt and notes payable	(273,630)	—	—	(273,630)
Proceeds from exercise of stock options	12,892	—	—	12,892
Dividends paid	(19,035)	—	—	(19,035)
Repurchase of common stock	(31,955)	—	—	(31,955)
Funds provided to (from) intercompany	(777)	777	—	—
Funds received from discontinued operations	8,706	—	—	8,706

Cash flow from financing activities in continuing operations	(303,113)	777	—	(302,336)
Cash flow from financing activities in discontinued operations	(8,513)	—	—	(8,513)

Net cash used in financing activities	(311,626)	777	—	(310,849)

Effect of exchange rate changes on cash and cash equivalents	(161)	—	—	(161)

Net increase (decrease) in cash and cash equivalents	(128,002)	50,838	—	(77,164)
Cash and cash equivalents at beginning of period	325,253	—	—	325,253

Cash and cash equivalents at end of period	197,251	50,838	—	248,089
Cash and cash equivalents classified as part of discontinued operations	(13,332)	—	—	(13,332)

Cash and cash equivalents of continuing operations	$183,919	$50,838	$—	$234,757

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion relates to the information presented in the Consolidated Condensed Financial Statements included in this Quarterly Report. With respect to certain items set forth in such Consolidated Condensed Financial Statements, management has sought, in connection with its discussion of the material changes in the Company’s financial condition and results of operations between the periods for which information is presented in the Consolidated Condensed Financial Statements, to identify and, in some cases, quantify, the material factors which contributed to such material changes. However, the quantification of such factors may result in the presentation of numerical measures that exclude amounts that are included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Management is providing this information because it believes that it is useful to enable readers to assess material changes in the Company’s financial condition and results of operations between the periods for which information is presented in the Financial Statements. In each instance, such information is presented immediately following (and in connection with an explanation of) the most directly comparable financial measure calculated in accordance with GAAP, and includes other material information necessary to reconcile the information with the comparable GAAP financial measure.

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

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division (formerly Ribapharm). The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 of Notes to Consolidated Condensed Financial Statements for the discussion of discontinued operations.

Revenues (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Pharmaceuticals
North America	$29,403	$16,757	$70,837	$78,151
Latin America	34,746	31,985	94,802	94,019
Europe	54,512	44,334	169,396	138,632
Asia, Africa, Australia	12,629	15,208	37,921	40,298

Total pharmaceuticals	131,290	108,284	372,956	351,100
Royalties	36,217	63,367	136,755	186,368

Total revenues	$167,507	$171,651	$509,711	$537,468

Cost of goods sold	$42,128	$39,769	$131,295	$113,360
Gross profit margin on product sales	68%	63%	65%	68%

Quarter Ended September 30, 2003 Compared to 2002

Pharmaceutical Revenues:

      In the North America Pharmaceuticals segment, revenues for the three months ended September 30, 2003 were $29,403,000 compared to $16,757,000 for the same period of 2002, an increase of $12,646,000

(75%). The increase in 2003 is primarily due to revenues in the third quarter of 2002 being negatively impacted by the inventory reduction program at the Company’s wholesalers that began in June 2002. The Company completed the inventory reduction program in April 2003.

      In the Latin America Pharmaceuticals segment, revenues for the three months ended September 30, 2003 were $34,746,000, compared to $31,985,000 for the same period of 2002, an increase of $2,761,000 (9%). The increase is primarily due to price and volume increases of $4,142,000, partially offset by a 4% decrease in the value of currencies in the region of $1,381,000. The Company continues to see an impact from generic substitution in the Latin American market and is taking steps to realign and increase sales force in this region.

      In the Europe Pharmaceuticals segment, revenues for the three months ended September 30, 2003 were $54,512,000 compared to $44,334,000 for the same period of 2002, an increase of $10,178,000 (23%). The increase is primarily due to an increase in the value of currencies in the region relative to the U.S. Dollar, which resulted in an increase in revenues of $4,815,000. Additionally, excluding the effect of currencies, revenues in Poland increased $2,441,000.

      In the Asia, Africa and Australia (“AAA”) Pharmaceuticals segment, revenues for the three months ended September 30, 2003 were $12,629,000 compared to $15,208,000 for the same period of 2002, a decrease of $2,579,000 (17%). The decrease is primarily due to lower sales volume primarily related to a decrease in Reptilase sales partially off-set by an increase in sales of Nyal® products in Australia.

      Royalties: Royalty revenues represent amounts earned under the License and Supply Agreement with Schering-Plough Ltd. (“Schering”) (the “License Agreement”) and for fiscal 2003, under a license agreement with F. Hoffman-LaRoche Ltd. (“Roche”). Under the License Agreement, Schering licensed all oral forms of ribavirin for the treatment of chronic hepatitis C in combination with Schering’s alpha interferon (the “Combination Therapy”).

      On January 6, 2003, the Company and Roche reached agreement on a settlement of pending patent disputes over Roche’s combination anti-viral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement include a license by the Company of ribavirin to Roche. The license authorizes Roche to make or have made and to sell Copegus under the Company’s patents. Roche pays royalty fees to the Company on all sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa.

      Royalties earned for the three months ended September 30, 2003 from Schering and Roche were $36,217,000 compared to $63,367,000 for the same period of 2002, a decrease of $27,150,000 (43%). The Company believes that the decrease in royalties during the three months ended September 30, 2003, include the effects of increasing competition between Schering and Roche, Schering’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to the Company by Schering. The Company has no information with regard to the basis for the rebate and return provision other than public statements by Schering suggesting generic competition in the last half of 2003 would have an impact on demand.

      Gross Profit: Gross profit margin on product sales increased to 68% for the three months ended September 30, 2003 compared to 63% for 2002. The increase in gross profit is primarily due to a change in the geographic mix in sales primarily related to higher sales in the U.S., which increased the Company’s overall margin, partially offset costs related the Company’s manufacturing rationalization project.

      Selling Expenses: Selling expenses were $40,478,000 for the three months ended September 30, 2003, compared to $40,140,000 for the same period in 2002, an increase of $338,000 (1%). As a percentage of sales, selling expenses decreased to 31% in the third quarter of 2003 from 37% in the same period in 2002, which reflects the Company’s intention of lowering overall costs.

      General and Administrative Expenses: General and administrative expenses were $25,512,000 for the three months ended September 30, 2003, compared to $54,483,000 for the same period in 2002, a decrease of $28,971,000. Included in general and administrative expenses for the quarter ended September 30, 2002 are reported non-recurring and other unusual charges of $23,920,000, which include severance costs of $18,708,000 and environmental remediation and related expenses of $5,212,000.

      The remaining decrease of $5,051,000 primarily reflects a reduction in corporate general and administrative expenses of $4,514,000 and lower general and administrative expenses in the pharmaceuticals segment related to the closing of the Company’s European headquarters in Basel, Switzerland in October 2002 of $2,023,000 and expenses related to flood damage in the Czech Republic of $1,577,000 in the third quarter of 2002. The decrease was partially offset by an increase in Ribapharm’s general and administrative expenses related to legal and professional fees of $4,544,000 incurred by Ribapharm in connection with the Ribapharm Acquisition.

      Research and Development: Research and development expenses for the 2003 third quarter were $10,752,000 compared to $13,479,000 for the same period in 2002. The decrease is primarily attributable to the timing of costs associated with the clinical trials of Viramidine and Hepavir B. It is expected that research and development expenses will increase in the fourth quarter of 2003 and in 2004 as the Company initiates Phase III studies of Viramidine and progress continues with the clinical trials of Hepavir B.

      Acquired In-Process Research and Development: In the quarter ended September 30, 2003, the Company incurred an expense of $117,609,000 associated with acquired in-process research and development (“IPR&D”) related to the Ribapharm Acquisition. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine the respective fair values requires significant judgment, differences in those judgments would have the impact of changing the allocation of purchase price to other intangible assets, goodwill. The estimated fair value of these projects was based on the use of a discounted cash flow model (based on an estimate of future sales and a cross margin of using a rate of 25%). For each project, the estimated after-tax cash flows were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using a discount rate of 15%. In addition, solely for the purposes of estimating the fair value of these IPR&D projects as of August 25, 2003, the following assumptions were made:

•	Future research and development costs of approximately $150,000,000 would be incurred to complete the IPR&D projects.

•	The IPR&D projects, which are in various stages of development from Phase I to Phase II clinical trials, are expected to reach completion by the end of 2006.

      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results. For example, in October 2003, Roche notified the Company that they are abandoning development of Levovirin.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a gain of $2,208,000 for the three months ended September 30, 2003 compared to a gain of $4,253,000 for the same period in 2002, a change of $2,045,000. In the third quarter of 2003, the Company recorded translation and exchange gains primarily related to the Company’s dollar denominated net assets in Europe of $1,604,000 and in Canada of $1,090,000, partially off-set by translation losses in Mexico of $396,000. The Company is currently taking steps to mitigate the impact of foreign currency translation on the income statement.

      Gain (Loss) on Early Extinguishment of Debt: In the three months ended September 30, 2002, the Company recorded a gain on early extinguishment of $17,538,000 related to the repurchase of $59,410,000 principal amount of its 6 1/2% Convertible Subordinated Notes due 2008. In the nine months ended September 30, 2002, the Company recorded a loss on early extinguishment of debt of $25,730,000. The loss was primarily related to a loss on extinguishment of debt of $43,268,000 related to the repurchase of the Company’s outstanding 8 3/4% Senior Notes due 2008, partially offset by a gain on early extinguishment of debt of $17,538,000 related to the repurchase of the Company’s 6 1/2% Convertible Subordinated Notes due 2008.

32.1

      Interest Expense and Income: Interest expense during the three months ended September 30, 2003 decreased $1,318,000 compared to the same period in 2002. The decrease was the result of the repurchase of $59,410,000 principal amount of the Company’s 6 1/2% Convertible Subordinated Notes due 2008 in July and August 2002. Interest income decreased from $1,458,000 in the third quarter of 2002 to $953,000 in the same period of 2003 due to lower yields on investments partially offset by an increase in interest-bearing cash.

      Income Taxes: The Company’s effective income tax rate for the three months ended September 30, 2003 was a negative 15% compared to 26% for the same period of 2002. The Company’s negative effective tax rate for 2003 was primarily due to the pre-tax loss resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm Acquisition which is not deductible for tax purposes. Excluding the effect of the acquired IPR&D write-off, the 2003 effective tax rate would have been 38%. The effective tax rate for 2002 reflects a tax benefit of $3,861,000 recognized in the third quarter of 2002 related to costs previously incurred in connection with a joint venture in China. Excluding the effect of this benefit, the Company had an effective tax rate of 39% for the three months ended September 30, 2002.

      Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations relating to the Company’s Russian Pharmaceuticals segment, Biomedicals segment, Photonics business and raw materials businesses and manufacturing capabilities in Central Europe was recorded as income of $16,110,000 for the three months ended September 30, 2003 compared to a loss of $90,633,000 for the same period in 2002. In September 2003, the Company sold the remaining assets of its Biomedicals segment, Dosimetry, for cash proceeds of $58,000,000 and recorded a net gain on disposal of $23,288,000, net of taxes of $15,526,000. The income in 2003 includes income from discontinued operations of $3,036,000. The loss for 2002 includes a net loss on disposal of discontinued operations of $75,291,000 due to impairments on the Russian Pharmaceutical business, Photonics business and Circe and a loss from discontinued operations of $15,342,000.

Nine Months Ended September 30, 2003 Compared to 2002

Pharmaceutical Revenues:

      In the North America Pharmaceuticals segment, revenues for the nine months ended September 30, 2003 were $70,837,000 compared to $78,151,000 for the same period of 2002, a decrease of $7,314,000 (9%). The decrease in 2003 sales is primarily due to reduced sales to wholesalers during the first four months of 2003 related to an inventory reduction program at the Company’s wholesalers, which the Company began in June 2002 and completed in April 2003.

      In the Latin America Pharmaceuticals segment, revenues for the nine months ended September 30, 2003 were $94,802,000 compared to $94,019,000 for the same period of 2002, an increase of $783,000 (1%). Revenues in Latin America were affected by a 10% decrease in the value of currencies in the region of $9,403,000, offset by price and volume increases.

      In the Europe Pharmaceuticals segment, revenues for the nine months ended September 30, 2003 were $169,396,000 compared to $138,632,000 for the same period of 2002, an increase of $30,764,000 (22%). The increase is primarily due to an increase in the value of currencies in the region relative to the U.S. Dollar, which resulted in an increase in revenues of $20,870,000. Additionally, excluding the effect of currencies, revenues in Poland increased $6,516,000 and revenues in Spain increased $1,632,000 primarily due to price increases and new product launches. Revenues in 2003 were affected by challenges with German health care reform, reference-pricing litigation in Spain and price controls in Italy.

      In the AAA Pharmaceuticals segment, revenues for the nine months ended September 30, 2003 were $37,921,000 compared to $40,298,000 for the same period of 2002, a decrease of $2,377,000 (6%). The decrease is due to lower sales volume in several products including Reptilase, partially offset by an increase in sales of Nyal products in Australia.

      Ribapharm Royalty Revenues: Royalties earned for the nine months ended September 30, 2003 were $136,755,000 compared to $186,368,000 for the same period of 2002, a decrease of $49,613,000 (27%). The Company believes that the decrease in royalties during the nine months ended September 30, 2003 includes the effects of increasing competition between Schering and Roche, Schering’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to Ribapharm by Schering. The Company has no information with regard to the basis for the rebate and return provision other than public statements made by Schering suggesting generic competition in the last half of 2003 would have an impact on demand.

      Gross Profit: Gross profit margin on product sales decreased to 65% for the nine months ended September 30, 2003 compared to 68% in 2002. The decrease in gross profit is primarily due a change in the geographic mix in sales, primarily in the U.S. and Europe, which lowered the Company’s overall gross profit margin, higher inefficiencies in the Company’s manufacturing operations in certain countries and costs related to a manufacturing rationalization project.

      Selling Expenses: Selling expenses were $121,146,000 for the nine months ended September 30, 2003, compared to $119,120,000 for the same period in 2002, an increase of $2,026,000 (2%). The increase reflects the Company’s increased promotional efforts, mainly in Europe of $5,559,000, partially offset by a decrease in selling expenses in North America Pharmaceuticals segment of $2,861,000.

      General and Administrative Expenses: General and administrative expenses were $80,797,000 for the nine months ended September 30, 2003, compared to $293,112,000 for the same period in 2002, a decrease of $212,315,000. Included in selling, general and administrative expenses for the nine months ended September 30, 2002, are non-recurring and other unusual charges of $204,958,000, which primarily include stock compensation costs related to the Company’s Change of Control under the Company’s Option Plan ($61,400,000); executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); incentive compensation costs related to the accelerated vesting of restricted stock upon the Change of Control under the Company’s Long-Term Incentive Plan ($12,022,000); costs incurred in the Company’s 2002 proxy contest ($7,382,000); the write-down of the corporate airplane ($9,100,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); and severance costs ($30,708,000).

      The remaining decrease of $7,357,000 reflects a reduction in corporate general and administrative expenses of $14,635,000, which is mainly attributable to expenses incurred in the nine months ended 2002 related to severance costs of $4,343,000, a compensation charge of $2,968,000 for the exercise of stock options, the write-off of deferred acquisition costs of $2,674,000 and lower general and administrative expenses in the pharmaceutical segment of $2,606,000 due primarily to the closing of the European headquarters in Basel, Switzerland. These expenses were partially offset by an increase in Ribapharm’s general and administrative expenses of $11,175,000 related to severance costs incurred early this year and legal and professional fees incurred in connection with the Ribapharm Acquisition.

      Research and Development: Research and development expenses for the nine months ended September 30, 2003 were $29,701,000, compared to $35,526,000 for the same period in 2002. The $5,825,000 decrease is primarily attributable to the timing of costs associated with the clinical trials of ViramidineTM and Hepavir BTM.

      Gain on Sale of Subsidiary Stock: In April 2002, the Company sold, through an underwritten public offering, 29,900,000 shares of common stock representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs in the nine months ended September 30, 2002.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a gain of $496,000 for the nine months ended September 30, 2003, compared to a gain of $8,192,000 for the same period in 2002. In 2003, translation gains principally consisted of translation and exchange gains in Europe and AAA of $4,521,000 partially offset by transaction and exchange losses related to the Company’s dollar denominated net assets in Canada of $3,949,000.

      Interest Expense and Income: Interest expense during the nine months ended September 30, 2003 decreased $10,489,000 compared to the same period in 2002 due to repurchases of debt in 2002. Interest income decreased $1,368,000 due to lower yields on investments partially offset by an increase in interest-bearing cash.

      Income Taxes: The Company’s effective income tax rate for the nine months ended September 30, 2003 was a negative 203% compared to 35% for the same period of 2002. The Company’s negative effective tax rate for 2003 was primarily due to the pre-tax loss resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm Acquisition which is not deductible for tax purposes. Excluding the effect of the acquired IPR&D write-off, the 2003 effective tax rate would have been 38%. The effective tax rate for 2002 reflects a tax benefit of $3,861,000 related to costs previously incurred in connection with a joint venture in China. Excluding the effect of this benefit, the Company had an effective tax rate of 38% for the nine months ended September 30, 2002.

      Minority Interest: Minority interest was $11,667,000 and $10,670,000 for the nine months ended September 30, 2003 and 2002, respectively. Minority interest primarily relates to the minority shareholders’ portion of the net income of Ribapharm. In connection with the Ribapharm Acquisition, Ribapharm became a wholly owned subsidiary of the Company and the Company will no longer record minority interest related to Ribapharm.

      Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations relating to the Company’s Russian Pharmaceuticals segment, Biomedicals segment, raw materials businesses and manufacturing capabilities in Central Europe and Photonics business (in 2002) and was income of $13,992,000 for the nine months ended September 30, 2003 compared to a loss of $109,742,000 for the same period in 2002. In the nine months ended September 30, 2003, the Company recorded income from discontinued operations of $7,514,000 primarily related to the Russian Pharmaceutical segment and the Biomedicals segment. These segments were sold in 2003 for a net gain on disposal of discontinued operations of $6,478,000. The loss for 2002 includes a net loss on disposal of discontinued operations of $83,388,000 due to impairments on the Russian Pharmaceutical business, Photonics business and Circe and a net loss from discontinued operations of $26,354,000.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $301,028,000 at September 30, 2003 compared to $245,184,000 at December 31, 2002. Working capital was $379,836,000 at September 30, 2003 compared to $397,070,000 at December 31, 2002. The change in working capital of $17,234,000 is primarily attributable to the use of cash in the Ribapharm Acquisition of $186,879,000, partially offset by cash generated from operations, cash proceeds of $113,000,000 received in connection with the sale of the Russian Pharmaceuticals business and the Biomedicals Dosimetry business and the decrease in the royalty receivable from Schering.

      Cash provided by operating activities is expected to continue to be the Company’s primary recurring source of funds in 2003. During the nine months ended September 30, 2003, cash provided by operating activities totaled $171,132,000, compared to cash used in operating activities of $8,384,000 in 2002. During the nine months ended 2003, the Company recorded a non-cash write-off of in-process research and development of $117,609,000. During the nine months ended September 30, 2002, cash flow from operating activities was negatively impacted by certain non-recurring and other unusual cash payments. Those cash payments included cash paid for the compensation costs related to the change of control of the Company under the Company’s Option Plan ($61,400,000), costs incurred in the Company’s 2002 proxy contest ($7,382,000), professional fees related to Ribapharm ($13,000,000) and executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000).

      Cash (used in) provided by investing activities was $(97,570,000) for the nine months ended September 30, 2003 compared to $242,230,000 for the same period of 2002. In 2003, net cash used in investing activities consisted of payments for the acquisition of license rights, product lines and businesses of $192,923,000 related to the Ribapharm Acquisition and capital expenditures of $9,241,000 partially offset by investing activities in discontinued operations of $104,276,000 primarily related to net proceeds from the sale of the Russian Pharmaceuticals segment and the Biomedicals Dosimetry business. In 2002, net cash provided by investing activities consisted of proceeds from the sale of subsidiary stock of $276,611,000 partially offset by the acquisition of license rights, product lines and businesses of $26,765,000 and payments for capital expenditures of $13,593,000.

      Cash used in financing activities totaled $26,277,000 for the nine months ended September 30, 2003, including cash dividends paid on common stock of $19,501,000 and payments on notes payable of $6,797,000. In 2002, cash used in financing activities totaled $310,849,000 for the nine months ended September 30, 2002, including payments on long-term debt of $273,630,000 principally consisting of the repurchase of $194,611,000 principal of the Company’s outstanding 8 3/4% Senior Notes and the repurchase of $59,410,000 principal of the Company’s 6 1/2% Convertible Subordinated Notes due 2008, the repurchase of an aggregate 1,146,000 shares of the Company’s common stock for $31,955,000 and cash dividends paid on common stock of $19,035,000 partially offset by proceeds from the exercise of employee stock options of $12,892,000.

      Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through September 30, 2004 and to fund anticipated acquisitions and capital expenditures and the Company’s research and development program. The Company may also seek additional debt financing or issue additional equity securities to finance future acquisitions. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

      In February and March 2003, Schering entered into license agreements with three generic pharmaceutical companies, which granted to each company a non-exclusive, non-sublicensable license to Schering’s U.S. ribavirin patents. In connection with the Company’s patent infringement suit against the same three pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the U.S., the U.S. District Court for the Central District of California issued a memorandum of decision and order granting the generic pharmaceutical companies’ motion for summary judgment of non-infringement of the Company’s asserted patents. The decision and order did not rule on defendants’ motion for summary judgment that the patents are invalid. The Company filed a joint Citizen Petition with the FDA on July 17, 2003, and the Company has appealed the summary judgment decision. Competition from generic pharmaceutical companies could have a material negative impact on the Company’s future royalty revenue. With respect to Schering, royalties will be affected by the likelihood of reduced sales by Schering as well as a reduction in the royalty rate per the license agreement. With respect to Roche, under the license agreement, introduction of generics in any market will eliminate the obligation of Roche to pay royalties for sales in that market. See Note 9 of “Notes to Consolidated Condensed Financial Statements” regarding “Commitments and Contingencies — Generic Litigation.”

      While the Company has historically paid quarterly cash dividends, there can be no assurance that the Company will continue to do so.

      The Company evaluates the carrying value of its inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company also evaluates the collectibility of its receivables on a regular basis. The Company’s methodology for establishing the allowance for bad debts varies with the regions in which it operates. The allowance for bad debts is based upon specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. As of September 30, 2003, the Company believes that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

      The Company is currently self-insured with respect to product liability claims. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a negative impact on the Company’s liquidity and financial performance.

Restructuring

     Discontinued Operations

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

      On September 30, 2003, the Company sold the remaining assets of its Biomedicals segment, Dosimetry, for gross cash proceeds of $58,000,000. The Company recorded a net gain on disposal of discontinued operations of $23,288,000, net of a taxes of $15,526,000 related to the sale of Dosimetry in the quarter ended September 30, 2003.

      In June 2003, the Company sold its Russian Pharmaceuticals segment and certain assets of its Biomedicals segment. The Company received gross proceeds of $55,000,000 in cash for the Russian Pharmaceuticals segment and received 727,990 shares of its common stock held by the purchaser, which had a fair market value of approximately $12,369,000 for the assets of its Biomedicals segment. The Company recorded a net loss on disposal of discontinued operations of $7,942,000 related to the sale of these businesses in the nine months ended September 30, 2003.

      The Company is actively marketing for sale the raw materials businesses and manufacturing capability in Hungary and the Czech Republic and is working toward disposing of these assets.

Ribapharm Acquisition

      As part of the Company’s overall restructuring strategy, the Company re-evaluated the ownership structure of Ribapharm. The Company determined that the benefits perceived at the time of the initial public offering of Ribapharm had diminished and that the potential advantages to the Company of repurchasing the publicly held shares of Ribapharm outweighed the advantages of continuing to maintain Ribapharm as a separate publicly-traded entity or completing a spin-off of Ribapharm. In August 2003, the Company repurchased the approximately 20% minority interest in its Ribapharm subsidiary for aggregated total purchase price of $207,438,000. The Company paid $6.25 in cash for each of the 29,900,703 outstanding publicly held shares of Ribapharm.

Global Manufacturing Strategy

      During the third quarter of 2003 the Company approved its global manufacturing strategy, which it announced in October 2003. Under its manufacturing strategy, the goal is to establish a global manufacturing and supply chain network of five manufacturing sites which will result in the closing of eight of the Company’s current manufacturing sites. A review for potential asset impairment was performed in accordance with SFAS No. 144 Impairment of Long-Lived Assets. In determining asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired, the Company compared undiscounted future cash flows and asset residual values to the asset group carrying value on a site by site basis. The impairment analysis indicated that the asset groups were not impaired as of September 30, 2003, therefore, no impairment losses were recognized in the third quarter of 2003. Based on the estimated remaining useful lives of the manufacturing sites to be disposed of, the book value would exceed the residual value on the estimated disposal date for five of the manufacturing sites. As a result, the Company has revised the depreciation period on these assets and will incur an additional annual depreciation expense of approximately $6,400,000 through the third quarter of 2005.

      The Company is currently evaluating its disposal plan for each manufacturing site. The Company’s intention is to sell each site as an operating plant. However, the Company may not find buyers for the all of the manufacturing sites. Additionally, the Company may incur cash expenditures related to severance charges and other costs in disposing of these manufacturing sites. The Company has not determined what these cash costs would be at this time, if any.

Products in Development

      The Company expects its research and development expenses to increase in the future, of which a large percentage will be to support product development programs for Viramidine and Hepavir B. For Viramidine, the Company has conducted a Phase II study, which enrolled a total of 180 patients. The study also included an interim analysis performed on the first 160 patients who received at least 12 weeks therapy. Analysis of the 12-week data showed that Viramidine, in combination with a pegylated interferon, produced a clinically significant reduction in viral load. In addition, Viramidine, when compared with ribavirin, produced approximately half the drop in hemoglobin levels at treatment week four, which was maintained through week 12. The Company has drafted a protocol for the Phase III program for Viramidine and met with the FDA in September 2003 to discuss preliminary Phase II data and to discuss the possibility of early commencement and design of Phase III clinical trials in the United States and Europe. After that meeting the Company has decided that it will initiate Phase III studies of Viramidine. The Phase III program will consist of two global studies in 80 sites with approximately 1,000 patients in each study. The studies will compare Viramidine and ribavirin, each in conjunction with a pegylated interferon. The Company’s external research and development expenses for Viramidine are approximately $15,142,000 from inception through September 30, 2003.

      The Company initiated a Phase I clinical trial of Hepavir B in Europe in August 2002, and filed an Investigational New Drug (“IND”) application with the FDA in October 2002. The Company initiated a Phase I multiple rising dose safety trial in the United States in January 2003 and patient enrollment is progressing as planned. Additionally, the Company has identified specific investigators in Asia to conduct a similar multiple dose safety trial in anticipation of conducting Phase II trials in that region. The Company’s external research and development expenses for Hepavir BTM are approximately $12,643,000 (including a milestone payment of $1,100,000) from inception through September 30, 2003.

Foreign Operations

      Approximately 63% and 54% of the Company’s revenues from continuing operations for the nine months ended September 30, 2003 and 2002, respectively, were generated from operations outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.

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

      The Company’s business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. The Company seeks to manage its foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in the U.S. dollar and through operational means by managing local currency revenues in relation to local currency costs. The Company is currently taking steps to mitigate the impact of foreign currency on the income statement, which include hedging its foreign currency exposure through net investment hedges.

      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the following analysis.

      Interest Rate Risk: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At September 30, 2003, the Company had $12,742,000 of foreign denominated debt that would subject it to both interest and currency risk. The principal financial liabilities of the Company that are subject to interest rate risk are its fixed-rate long-term debt (principally its 6 1/2% Subordinated Convertible Notes due 2008) totaling approximately $465,590,000. The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 100 basis-point increase in interest rates (approximately 15% of the Company’s weighted average interest rate on fixed-rate debt) affecting the Company’s financial instruments would have an immaterial effect on the Company’s nine month and third quarter 2003 pretax earnings. However, such a change would reduce the fair value of the Company’s fixed-rate debt instruments by approximately $16,700,000 as of September 30, 2003.

Item 4.	Controls and Procedures.

      Commencing with the fiscal quarter ended June 30, 2002, and continuing quarterly since then, the Company has instituted a program of questionnaires sent to, certifications provided by, and telephonic interviews conducted with individual officers or employees responsible for oversight and management of parts of the Company’s different business operations. The questionnaires, certifications and interviews are intended to reinforce the Company’s existing system of internal controls, and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures are also designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under that Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries required to be included in this report).

      There have been no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements. Those statements appear in a number of places in this Quarterly Report on Form 10-Q. Examples of forward-looking statements include statements regarding, among other matters, the Company’s strategic review, the Company’s acquisition strategy, the Company’s reorganization plans, the Company’s expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs during the remainder of 2003 and other factors affecting the Company’s financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as “may,” “will,” “intends,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or comparable terminology. Similarly, statements that describe the Company’s plans, strategies, intentions, expectations, objectives, goals or prospects are forward looking. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.

      These forward looking statements are inherently subject to risk and uncertainties, and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These risk factors include, without limitation, those described below:

•	A substantial portion of the Company’s revenues are royalties generated from sales of ribavirin by the Company’s licensees. The launch of generic versions of ribavirin in the United States is expected soon. Additionally, there is the potential for other of the Company’s products to face generic competition. Sales of generic versions of the Company’s products may reduce future revenues, and may impact its ability to finance future research and development activities.

•	The future growth of the Company’s business is based upon the development and approval of new products, including Viramidine. The process of developing new drugs has an inherent risk of failure. Although certain of the Company’s research compounds show promise at their current stages of development, the Company may fail to commercialize them for various reasons. For example, they may turn out to be ineffective or unsafe in clinical or pre-clinical testing; their patent position may become compromised; other therapies may prove more safe or effective; or the prevalence of the disease for which they are being developed may decrease. Accordingly, the Company’s inability to successfully develop its products may negatively impact future revenues.

•	The Company will be able to protect the its products from generic substitution by third parties only to the extent that the its technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, the Company’s presently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the Company’s patents may not be sufficiently broad to prevent third parties’ competing products.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to the Company in a patent dispute may preclude development or commercialization of products or impact sales of existing products, and result in payment of monetary damages.

•	Uncertainties and delays inherent in the drug approval process in the United States and other countries can preclude or delay development and commercialization of the Company’s products.

•	The Company’s current business plan includes expansion through acquisitions in addition to the development of new products. If the Company is unable to successfully execute on its expansion plans, to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the growth of the Company’s business will be impeded.

•	The Company and its competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If the Company’s competitors succeed in developing better alternatives to the Company’s current products before it does, the Company will lose sales and revenues to their alternative products.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in some countries, pricing.

•	The Company sells products in many countries that are susceptible to significant foreign currency risk. The Company generally sells products in these countries for United States dollars. While this eliminates the Company’s direct currency risk, it increases the Company’s credit risk because if a local currency is devalued significantly it becomes more expensive for customers in that market to purchase the Company’s products in United States dollars. The Company currently does not enter into third party hedges to protect against foreign currency exposure.

•	A significant part of the Company’s revenue is derived from products manufactured by third parties. The Company relies on their quality level, compliance with FDA regulations and continuity of supply. Any failure by them in these areas could disrupt the Company’s product supply and negatively impact its revenue.

•	The Company has entered into an agreement granting Schering a limited right to commercialize its research compounds. The agreement could limit the Company’s ability to commercially exploit some of its potential products. This could impede the Company’s plans for growth.

•	If the Company is unsuccessful in the defense of current securities litigation, it may be ordered to pay significant monetary damages, which may have a material negative impact on the Company’s current financial position.

•	To purchase the Company’s products many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for the Company to realize an appropriate return on the its investment in product development.

•	Some of the Company’s development programs are based on the library of nucleoside compounds it has developed. The Company’s nucleoside library is at risk of loss in earthquakes, fire and other natural disasters.

•	The Company has recently announced plans to sell eight manufacturing facilities and establish a new global manufacturing and supply chain network. If the Company is unsuccessful in its effort to execute on these plans it may not achieve anticipated cost savings. Additionally, there may be unforeseen costs and complications with this effort to rationalize the Company’s manufacturing operations.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. The Company generally does not maintain product liability insurance. As a result, in the event one or more of the Company’s products is found to have harmed an individual or individuals, it may be responsible for paying all or substantially all damages awarded. Any product liability exposure and the Company’s lack of any insurance coverage may have a material negative impact on its financial position and results of operations.

•	Subject to the terms of the Company’s agreements with the its existing lenders, the Company may incur additional indebtedness from time to time to finance working capital needs, acquisitions, capital expenditures or for other purposes. There can be no assurance that financing will continue to be available on terms acceptable to the Company or at all. The absence of such financing will reduce the Company’s ability to respond to changing business and economic conditions, to fund scheduled investments and capital expenditures, to make future acquisitions and to absorb negative operating results.

•	The Company is also subject to those risks and uncertainties described from time to time in Valeant’s filings with the Commission.

      The Company is subject to a Consent Order with the Securities and Exchange Commission, which among other things requires the Company to pre-clear all FDA-related press releases with the FDA, and permanently enjoins the Company from violating securities laws and regulations. The Consent Order also precludes protection for forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The existence of the permanent injunction under the Consent Order, and the lack of protection under the Safe Harbor may limit the Company’s ability to defend future allegations.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 9 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation, as amended to date.
15.1	Review Report of Independent Accountants
15.2	Awareness Letter of Independent Accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

(b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1.	Current Report on Form 8-K dated July 14, 2003 (the date of the earliest event reported), filed on July 16, 2003, for the purpose of reporting certain information under Item 5.
2.	Current Report on Form 8-K dated August 25, 2003 (the date of the earliest event reported), filed on August 27, 2003, for the purpose of reporting certain information under Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL
Registrant

/s/ ROBERT W. O’LEARY

Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: November 12, 2003

/s/ BARY G. BAILEY

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: November 12, 2003

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date.
15.1	Review Report of Independent Accountants.
15.2	Awareness Letter of Independent Accountants.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.