Form 10-Q/A
period 2003-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2003-11-13
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 1

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
SIGNATURES
EXHIBIT INDEX
EXHIBIT 15.1
EXHIBIT 15.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

VALEANT PHARMACEUTICALS INTERNATIONAL

Explanatory Note

      This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the “Report”) amends the information contained in the following:

•	Item 1, Notes to Consolidated Condensed Financial Statements, Note 1 — “Summary of Significant Accounting Policies”; and

•	Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarter Ended September 30, 2003 Compared to 2002 — “Acquired In-Process Research and Development.”

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

      Acquired In-Process Research and Development: In the quarter ended September 30, 2003, the Company incurred an expense of $117,609,000 associated with acquired in-process research and development (“IPR&D”) related to the Ribapharm Acquisition. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine the respective fair values requires significant judgment. Differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an unamortizable intangible asset. The estimated fair value of these projects was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 85%). For each project, the estimated after-tax cash flows (using a tax rate of 25%) were probability weighted to take account of the stage of completion and the risks surrounding

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

the successful development and commercialization. The assumed tax rate of 25% differs from the Company’s effective tax rate of approximately 38% as the tax rate used in the valuation reflects the Company’s planned tax strategy. These cash flows were then discounted to a present value using a discount rate of 15%, which is the Company’s after tax weighted average cost of capital. In addition, solely for the purposes of estimating the fair value of these IPR&D projects as of August 25, 2003, the following assumptions were made:

•	Future research and development costs of approximately $150,000,000 would be incurred to complete the IPR&D projects. These future costs are primarily for Phase III testing of Viramidine and Phase II and III testing of Hepavir B.

•	The IPR&D projects, which are in various stages of development from Phase I to Phase II clinical trials, are expected to reach completion by the end of 2006 and to generate material net cash flows in 2007.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Under employment agreements the Company had with some of its former key executives, the Company had payment obligations that were triggered upon a termination of the executive’s employment either by the Company or the executive following the Change of Control. During the third quarter of 2002, the Company triggered its payment obligations and recorded an obligation for the payments to the executives totaling $15,507,000. The Company recorded expenses of $3,201,000 for employee termination and severance benefits in 2002 unrelated to the aforementioned executive employment agreements. This amount primarily relates to severance related to former employees and the restructuring of the Company’s ICN International headquarters in Basel, Switzerland. In addition, on June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002 and is no longer one of the Company’s directors. In connection with Mr. Panic’s termination, the Company recorded severance expense of $12,000,000 in the nine months ended September 30, 2002.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

8.	Detail of Certain Accounts

	September 30,	December 31,
	2003	2002

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$103,220	$100,724
Royalties receivable	47,480	105,496
Other receivables	13,599	17,202

	164,299	223,422
Allowance for doubtful accounts	(7,938)	(7,646)

	$156,361	$215,776

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2003	2002

	(In thousands)
Inventories, net:
Raw materials and supplies	$34,285	$42,398
Work-in-process	25,959	29,290
Finished goods	43,148	28,234

	103,392	99,922
Allowance for inventory obsolescence	(11,580)	(11,060)

	$91,812	$88,862

Property, plant and equipment, net:
Property, plant and equipment, at cost	$383,425	$361,357
Accumulated depreciation and amortization	(148,374)	(118,469)

	$235,051	$242,888

9.	Commitments and Contingencies

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Generic Litigation: Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which merged into its parent, Geneva Pharmaceuticals, Inc. (“Geneva”), Three Rivers Pharmaceuticals, LLC (“Three Rivers”) and Teva Pharmaceuticals USA, Inc. (“Teva”), filed Abbreviated New Drug Applications (“ANDA”) with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the United States market. The three cases were all before the same judge, and summary judgment motions were filed by the defendants. In July 2003, the U.S. District Court for the Central District of California issued a memorandum of decision and order granting the defendants their motion for summary judgment of non-infringement of the asserted patents in the patent infringement suit brought by the Company. The decision and order did not rule on defendants’ motion for summary judgment that the patents are invalid. This ruling permits the FDA to approve the defendant generic companies’ ANDAs, in their discretion. On July 17, 2003, the Company filed a Citizen’s Petition with the FDA requesting that the Commissioner of Food and Drugs refrain from approving ANDA for ribavirin products with labeling that omits information about the product’s use in combination with PEG-Intron® (peginterferon alfa-2b). Action by the FDA on the Citizen’s Petition is pending. The successful entry of any generic pharmaceutical company into the U.S. market will have a material negative impact on the Company’s future U.S. royalty revenue. On August 11, 2003, the District Court ordered entry of judgment dismissing the action against Teva and Three Rivers based on its July decision. On September 10, 2003, the Company filed notices of appeal with respect to these judgments. The District Court also entered an order on October 14, 2003 certifying its July 2003 decision as a final appealable decision with respect Geneva, and on October 16, 2003, the Company filed a notice of appeal of the July decision in the Geneva actions.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Acquired In-Process Research and Development: In the quarter ended September 30, 2003, the Company incurred an expense of $117,609,000 associated with acquired in-process research and development (“IPR&D”) related to the Ribapharm Acquisition. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine the respective fair values requires significant judgment, differences in those judgments would have the impact of changing the allocation of purchase price to other intangible assets, goodwill. The estimated fair value of these projects was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 85%). For each project, the estimated after-tax cash flows (using a rate of 25%) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using a discount rate of 15%. In addition, solely for the purposes of estimating the fair value of these IPR&D projects as of August 25, 2003, the following assumptions were made:

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

FORWARD LOOKING STATEMENTS

      This Amendment No. 1 to Quarterly Report on Form 10-Q contains statements that constitute forward looking statements. Those statements appear in a number of places in this Amendment No. 1 to Quarterly Report on Form 10-Q. Examples of forward-looking statements include statements regarding, among other matters, the Company’s strategic review, the Company’s acquisition strategy, the Company’s reorganization plans, the Company’s expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs during the remainder of 2003 and other factors affecting the Company’s financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as “may,” “will,” “intends,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or comparable terminology. Similarly, statements that describe the Company’s plans, strategies, intentions, expectations, objectives, goals or prospects are forward looking. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation, as amended to date.*
15.1	Review Report of Independent Accountants
15.2	Awareness Letter of Independent Accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Previously filed

(b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1.	Current Report on Form 8-K dated July 14, 2003 (the date of the earliest event reported), filed on July 16, 2003, for the purpose of reporting certain information under Item 5.
2.	Current Report on Form 8-K dated August 25, 2003 (the date of the earliest event reported), filed on August 27, 2003, for the purpose of reporting certain information under Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL
Registrant

/s/ ROBERT W. O’LEARY

Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: November 12, 2003

/s/ BARY G. BAILEY

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: November 12, 2003

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date.*
15.1	Review Report of Independent Accountants.
15.2	Awareness Letter of Independent Accountants.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Previously filed.