Form 10-Q/A
period 2003-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2004-02-17
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 2

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

      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of February 11, 2004 was 83,419,391.

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
SIGNATURES
EXHIBIT INDEX
EXHIBIT 15.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

VALEANT PHARMACEUTICALS INTERNATIONAL

Explanatory Note

      This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the “Report”) amends the information contained in the following:

•	Item 1, Notes to Consolidated Condensed Financial Statements, Consolidating Financial Information.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2003 and 2002
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product sales	$131,290	$108,284	$372,956	$351,100
Royalties	36,217	63,367	136,755	186,368

Total revenues	167,507	171,651	509,711	537,468

Costs and expenses:
Cost of goods sold	42,128	39,769	131,295	113,360
Selling expenses	40,478	40,140	121,146	119,120
General and administrative expenses	26,044	53,999	82,363	293,798
Research and development costs	10,752	13,479	29,701	35,526
Acquired in-process research and development	117,609	—	117,609	—
Amortization expense	9,921	8,414	25,805	23,274

Total expenses	246,932	155,801	507,919	585,078

Income (loss) from operations	(79,425)	15,850	1,792	(47,610)
Other income, net, including translation and exchange	2,208	4,253	496	8,192
Gain (loss) on sale of subsidiary stock	—	(1,012)	—	261,937
Gain (loss) on early extinguishment of debt	—	17,538	—	(25,730)
Interest income	953	1,458	3,066	4,434
Interest expense	(7,871)	(9,189)	(23,892)	(34,381)

Income (loss) from continuing operations before income taxes and minority interest	(84,135)	28,898	(18,538)	166,842
Provision for income taxes	12,720	7,498	37,647	58,811
Minority interest, net	1,656	5,702	11,667	10,670

Income (loss) from continuing operations	(98,511)	15,698	(67,852)	97,361
Income (loss) from discontinued operations	16,110	(90,633)	13,992	(109,742)
Cumulative effect of change in accounting principle	—	—	—	(21,791)

Net loss	$(82,401)	$(74,935)	$(53,860)	$(34,172)

Basic earnings per share:
Income (loss) from continuing operations	$(1.18)	$0.19	$(0.81)	$1.17
Discontinued operations	0.19	(1.09)	0.17	(1.32)
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Basic net loss per share	$(0.99)	$(0.90)	$(0.64)	$(0.41)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.18)	$0.19	$(0.81)	$1.15
Discontinued operations	0.19	(1.09)	0.17	(1.11)
Cumulative effect of change in accounting principle	—	—	—	(0.22)

Diluted net loss per share	$(0.99)	$(0.90)	$(0.64)	$(0.18)

Shares used in per share computation:
Basic	83,067	83,392	83,759	83,053

Diluted	83,067	83,484	83,759	99,023

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

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Income (loss) from continuing operations	$(67,852)	$97,361
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,261	41,072
Provision for losses on accounts receivable and inventory obsolescence	3,631	4,374
Translation and exchange (gains) losses, net	(496)	(8,192)
Other non-cash items	2,030	45,972
Write-off of acquired in-process R&D	117,609	—
Deferred income taxes	(7,455)	34
Minority interest	11,667	10,670
Gain on sale of subsidiary stock	—	(261,937)
Loss on extinguishment of debt	—	25,730
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	61,876	21,857
Inventories	(510)	(4,300)
Prepaid expenses and other assets	(10,236)	(20,793)
Trade payables and accrued liabilities	(42,855)	10,618
Income taxes payable	45,582	16,813
Other liabilities	(8,058)	4,272

Cash flow from operating activities in continuing operations	149,194	(16,449)
Cash flow from operating activities in discontinued operations	21,938	8,065

Net cash provided by (used in) operating activities	171,132	(8,384)

Cash flows from investing activities:
Capital expenditures	(9,241)	(13,593)
Proceeds from sale of assets	318	356
Proceeds from sale of subsidiary stock	—	276,611
Acquisition of license rights, product lines and businesses	(192,923)	(26,765)

Cash flow from investing activities in continuing operations	(201,846)	236,609
Cash flow from investing activities in discontinued operations	104,276	5,621

Net cash (used in) provided by investing activities	(97,570)	242,230

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	—	686
Payments on long-term debt and notes payable	(6,797)	(273,630)
Proceeds from exercise of stock options	317	12,892
Dividends paid	(19,501)	(19,035)
Repurchase of common stock	—	(31,955)
Funds received from discontinued operations	133,774	8,706

Cash flow from financing activities in continuing operations	107,793	(302,336)
Cash flow from financing activities in discontinued operations	(134,070)	(8,513)

Net cash used in financing activities	(26,277)	(310,849)

Effect of exchange rate changes on cash and cash equivalents	966	(161)

Net increase (decrease) in cash and cash equivalents	48,251	(77,164)
Cash and cash equivalents at beginning of period	253,664	325,253

Cash and cash equivalents at end of period	301,915	248,089
Cash and cash equivalents classified as part of discontinued operations	(887)	(13,332)

Cash and cash equivalents of continuing operations	$301,028	$234,757

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

      Valeant Pharmaceuticals International and Ribapharm are jointly and severally liable for the obligations under the 6 1/2% Subordinated Convertible Notes due 2008. The following consolidating condensed financial statements show the financial position, results of operations and cash flow for Valeant Pharmaceuticals International excluding Ribapharm and the Company’s consolidated non-guarantor subsidiaries, Ribapharm, the Company’s non-guarantor subsidiaries and eliminations necessary to arrive at the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The consolidating statement of financial position as of December 31, 2002 and the consolidating statement of results of operations and cash flows for the nine month period ended September 30, 2002 are not presented as Ribapharm was not a wholly owned subsidiary as of these dates. See Ribapharm’s financial statements in their Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarter ended September 30, 2002.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet as of September 30, 2003

(Unaudited, in thousands)

	Valeant		Valeant		Valeant
	Guarantor		Non-Guarantor		Pharmaceuticals
	Subsidiary	Ribapharm	Subsidiaries	Eliminations	International

ASSETS
Current Assets:
Cash and cash equivalents	$82,230	$122,528	$96,270	$—	$301,028
Accounts receivable, net	13,288	47,492	95,581	—	156,361
Inventories, net	7,196	—	96,109	(11,493)	91,812
Prepaid expenses and other current assets	7,164	4,180	5,427	—	16,771

Total current assets	109,878	174,200	293,387	(11,493)	565,972
Property, plant and equipment, net	54,244	9,595	171,212	—	235,051
Deferred tax assets, net	84,960	2,734	2,026	—	89,720
Intangibles, net	155,479	78,286	209,044	—	442,809
Other assets	21,833	8	22,432	—	44,273
Investment in subsidiaries	852,180	—	116,095	(968,275)	—

Total non-current assets	1,168,696	90,623	520,809	(968,275)	811,853
Assets of discontinued operations	319	—	26,853	—	27,172

	$1,278,893	$264,823	$841,049	$(979,768)	$1,404,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$8,179	$417	$23,770	$—	$32,366
Accrued liabilities	58,303	26,367	45,824	(6,277)	124,217
Notes payable and current portion of long-term debt	—	—	1,303	—	1,303
Income taxes payable	17,727	5,915	4,608	—	28,250
Intercompany payables (receivables)	(60,962)	33,301	(51,473)	79,134	—

Total current liabilities	23,247	66,000	24,032	72,857	186,136
Long-term debt, less current portion	465,590	465,590	13,062	(465,590)	478,652
Deferred income taxes and other liabilities	22,647	26,884	23,984	—	73,515
Minority interest	—	—	3,397	—	3,397
Advances from (to) affiliates	(52,217)	—	128,948	(76,731)	—

Total non-current liabilities	436,020	492,474	169,391	(542,321)	555,564
Liabilities of discontinued operations	9,780	—	9,436	—	19,216

Commitments and contingencies
Stockholders’ Equity:
Common stock	833	1,500	150,530	(152,032)	831
Additional capital	1,023,378	(300,935)	345,725	(47,339)	1,020,829
Accumulated deficit	(215,486)	5,784	190,461	(310,933)	(330,174)
Accumulated other comprehensive loss	1,121	—	(48,526)	—	(47,405)

Total stockholders’ equity	809,846	(293,651)	638,190	(510,304)	644,081

	$1,278,893	$264,823	$841,049	$(979,768)	$1,404,997

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Income for the Nine Months Ended September 30, 2003
(Unaudited, in thousands)

	Valeant		Valeant		Valeant
	Guarantor		Non-Guarantor		Pharmaceuticals
	Subsidiary	Ribapharm	Subsidiaries	Eliminations	International

Revenues:
Product sales	$51,530	$—	$321,426	$—	$372,956
Royalties	—	136,755	—	—	136,755

Total revenues	51,530	136,755	321,426	—	509,711

Costs and expenses:
Cost of goods sold	12,338	—	118,957	—	131,295
Selling expenses	20,736	—	100,410	—	121,146
General and administrative expenses	44,601	18,174	16,901	2,687	82,363
Research and development costs	1,892	29,507	989	(2,687)	29,701
Acquired in-process research and development	—	117,609	—	—	117,609
Amortization expense	6,264	1,935	17,606	—	25,805

Total expenses	85,831	167,225	254,863	—	507,919

Income (loss) from operations	(34,301)	(30,470)	66,563	—	1,792
Other income, net, including translation and exchange	56	—	440	—	496
Intercompany interest	5,810	(455)	(5,355)	—	—
Intercompany expenses (credits)	1,908	—	(1,908)	—	—
Interest, net	(23,645)	912	1,907	—	(20,826)

Income (loss) from continuing operations before income taxes and minority interest	(50,172)	(30,013)	61,647	—	(18,538)
Provision (benefit) for income taxes	(10,667)	29,693	18,621	—	37,647
Minority interest, net	—	—	97	11,570	11,667

Income (loss) from continuing operations	(39,505)	(59,706)	42,929	(11,570)	(67,852)
Income from discontinued operations	12,494	—	1,498	—	13,992

Net Income (loss)	$(27,011)	$(59,706)	$44,427	$(11,570)	$(53,860)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flow for the nine
months ended September 30, 2003
(Unaudited, in thousands)

	Valeant		Valeant		Valeant
	Guarantor		Non-Guarantor		Pharmaceuticals
	Subsidiary	Ribapharm	Subsidiaries	Eliminations	International

Cash flows from operating activities:
Income (loss) from continuing operations	$(39,505)	$(59,706)	$42,929	$(11,570)	$(67,852)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,898	4,512	26,851	—	44,261
Provision for losses on accounts receivable and inventory obsolescence	1,850	—	1,781	—	3,631
Translation and exchange gains, net	(56)	—	(440)	—	(496)
Other non-cash items	2,012	77	(59)	—	2,030
Write-off of in-process R&D	—	117,609	—	—	117,609
Deferred income taxes	(9,550)	—	2,095	—	(7,455)
Minority interest	—	—	97	11,570	11,667
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(6,663)	58,016	10,523	—	61,876
Inventories	393	—	(903)	—	(510)
Prepaid expenses and other assets	(2,696)	(3,610)	(3,930)	—	(10,236)
Trade payables and accrued liabilities	(23,343)	(4,934)	(14,578)	—	(42,855)
Income taxes payable	30,889	(11,882)	26,575	—	45,582
Other liabilities	10,727	—	(18,785)	—	(8,058)

	(23,044)	100,082	72,156	—	149,194
Operating cash flow from discontinued operations	(133)	—	22,071	—	21,938

Net cash used in operating activities	(23,177)	100,082	94,227	—	171,132

Cash flows from investing activities:
Capital expenditures	(3,554)	(1,667)	(4,020)	—	(9,241)
Proceeds from sale of assets	16	—	302	—	318
Acquisition of license rights, product lines and businesses	(192,923)	—	—	—	(192,923)

	(196,461)	(1,667)	(3,718)	—	(201,846)
Investing cash flow from discontinued operations	112,963	—	(8,687)	—	104,276

Net cash provided by (used in) investing activities	(83,498)	(1,667)	(12,405)	—	(97,570)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(2,925)	—	(3,872)	—	(6,797)
Proceeds from exercise of stock options	317	—	—	—	317
Dividends paid	(19,501)	—	—	—	(19,501)
Funds provided from discontinued operations	112,511	—	21,263	—	133,774
Funds provided to (from) intercompany	192,390	(55,637)	(136,753)	—	—

	282,792	(55,637)	(119,362)	—	107,793
Financing cash flow from discontinued operations	(112,511)	—	(21,559)	—	(134,070)

Net cash provided by (used in) financing activities	170,281	(55,637)	(140,921)	—	(26,277)

Effect of exchange rate changes on cash and cash equivalents	—	—	966	—	966

Net increase (decrease) in cash and cash equivalents	63,606	42,778	(58,133)	—	48,251
Cash and cash equivalents at beginning of period	18,943	79,750	154,971	—	253,664

Cash and cash equivalents at end of period	82,549	122,528	96,838	—	301,915
Cash and cash equivalents classified as part of discontinued operations	(319)	—	(568)	—	(887)

Cash and cash equivalents of continuing operations	$82,230	$122,528	$96,270	$—	$301,028

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      General and Administrative Expenses: General and administrative expenses were $26,044,000 for the three months ended September 30, 2003, compared to $53,999,000 for the same period in 2002, a decrease of $27,955,000. Included in general and administrative expenses for the quarter ended September 30, 2002 are reported non-recurring and other unusual charges of $23,920,000, which include severance costs of $18,708,000 and environmental remediation and related expenses of $5,212,000.

      The remaining decrease of $4,035,000 primarily reflects a reduction in corporate general and administrative expenses of $4,514,000 and lower general and administrative expenses in the pharmaceuticals segment related to the closing of the Company’s European headquarters in Basel, Switzerland in October 2002 of $2,023,000 and expenses related to flood damage in the Czech Republic of $1,577,000 in the third quarter of 2002. The decrease was partially offset by an increase in Ribapharm’s general and administrative expenses related to legal and professional fees of $4,544,000 incurred by Ribapharm in connection with the Ribapharm Acquisition.

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

      General and Administrative Expenses: General and administrative expenses were $82,363,000 for the nine months ended September 30, 2003, compared to $293,798,000 for the same period in 2002, a decrease of $211,435,000. Included in selling, general and administrative expenses for the nine months ended September 30, 2002, are non-recurring and other unusual charges of $204,958,000, which primarily include stock compensation costs related to the Company’s Change of Control under the Company’s Option Plan ($61,400,000); executive and director bonuses paid in connection with the Ribapharm Offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); incentive compensation costs related to the accelerated vesting of restricted stock upon the Change of Control under the Company’s Long-Term Incentive Plan ($12,022,000); costs incurred in the Company’s 2002 proxy contest ($7,382,000); the write-down of the corporate airplane ($9,100,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); and severance costs ($30,708,000).

      The remaining decrease of $6,477,000 reflects a reduction in corporate general and administrative expenses of $14,635,000, which is mainly attributable to expenses incurred in the nine months ended 2002 related to severance costs of $4,343,000, a compensation charge of $2,968,000 for the exercise of stock options, the write-off of deferred acquisition costs of $2,674,000 and lower general and administrative expenses in the pharmaceutical segment of $2,606,000 due primarily to the closing of the European headquarters in Basel, Switzerland. These expenses were partially offset by an increase in Ribapharm’s general and administrative expenses of $11,175,000 related to severance costs incurred early this year and legal and professional fees incurred in connection with the Ribapharm Acquisition.

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

      The Company initiated a Phase I clinical trial of Hepavir B in Europe in August 2002, and filed an Investigational New Drug (“IND”) application with the FDA in October 2002. The Company initiated a Phase I multiple rising dose safety trial in the United States in January 2003 and patient enrollment is progressing as planned. Additionally, the Company has identified specific investigators in Asia to conduct a similar multiple dose safety trial in anticipation of conducting Phase II trials in that region. The Company’s external research and development expenses for Hepavir B™ are approximately $12,643,000 (including a milestone payment of $1,100,000) from inception through September 30, 2003.

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

FORWARD LOOKING STATEMENTS

      This Amendment No. 1 to Quarterly Report on Form 10-Q contains statements that constitute forward looking statements. Those statements appear in a number of places in this Amendment No. 1 to Quarterly Report on Form 10-Q. Examples of forward-looking statements include statements regarding, among other matters, the Company’s strategic review, the Company’s acquisition strategy, the Company’s reorganization plans, the Company’s expectations regarding sales of products by the North America Pharmaceutical segment, expectations regarding research and development costs during the remainder of 2003 and other factors affecting the Company’s financial condition or results of operations. In some cases, forward looking statements may be identified by terminology such as “may,” “will,” “intends,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or comparable terminology. Similarly, statements that describe the Company’s plans, strategies, intentions, expectations, objectives, goals or prospects are forward-looking. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation, as amended to date.*
15.1	Review Report of Independent Accountants*
15.2	Awareness Letter of Independent Accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Previously filed

(b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1.	Current Report on Form 8-K dated July 14, 2003 (the date of the earliest event reported), filed on July 16, 2003, for the purpose of reporting certain information under Item 5.
2.	Current Report on Form 8-K dated August 25, 2003 (the date of the earliest event reported), filed on August 27, 2003, for the purpose of reporting certain information under Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL
Registrant

/s/ ROBERT W. O’LEARY

Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: February 17, 2004

/s/ BARY G. BAILEY

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: February 17, 2004

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date.*
15.1	Review Report of Independent Accountants.*
15.2	Awareness Letter of Independent Accountants.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Previously filed.