Form 10-K
period 2003-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2004-03-15
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-11397

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

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on June 30, 2003 the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,392,142,550.

     The number of outstanding shares of the Registrant’s common stock as of March 3, 2004 was 83,525,619.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in Valeant Pharmaceuticals International’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

PART I

Item 1.	Business

Introduction

      We are a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. Our products are currently sold in 128 markets around the world, and encompass a broad range of therapeutic areas, with a primary focus upon our three targeted areas: infectious disease, neurology and dermatology. Our research and new product development initiatives focus on innovative treatments for infectious diseases and cancer. We believe that our research and development capability, in conjunction with our worldwide capacity to commercialize our products, positions us as a leading, fully integrated specialty pharmaceutical company.

      Product revenues were $518.5 million and $466.8 million for the years ended December 31, 2003 and 2002, respectively, or 76% and 63%, respectively, of our total revenues from continuing operations. Royalty revenues were $167.5 million and $270.3 million for the years ended December 31, 2003 and 2002, respectively, or 24% and 37%, respectively, of our total revenues from continuing operations. We had a net loss from continuing operations of $65.0 million for the year ended December 31, 2003, compared to net income from continuing operations of $84.2 million for the year ended December 31, 2002.

      Our Internet address is www.valeant.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

      On November 12, 2003, we changed our name from ICN Pharmaceuticals, Inc. to Valeant Pharmaceuticals International.

Repositioning

      We have undergone significant changes in our leadership, strategic direction and operations in the past two years. In an effort to drive change, our shareholders elected new directors at two successive annual meetings, resulting in a new board composition and the appointment of a new senior management team. The new board and management team conducted a comprehensive review of our operations and business plan. Based on this review, management developed a strategic plan to transform and grow our business. This plan included; divesting businesses that do not fit our strategic growth plans, emphasizing and expanding our specialty pharmaceutical business, bringing our overall cost structure in line or better than industry averages and building our pipeline of new products. Some of the key initiatives that we have implemented to date include:

Divestiture of Non-core Businesses. As a result of the strategic review, we made the decision to divest our Russian pharmaceuticals segment, biomedicals segment, photonics business, raw materials business and manufacturing capability in Central Europe and our Circe unit. The results of these operations and the related financial position have been reflected as discontinued operations in our consolidated financial statements in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to the discontinued operations presentation for all historical periods presented.

In June 2003, we sold our Russian pharmaceuticals segment and certain assets of our biomedicals segment. We received gross proceeds of $55.0 million in cash for the Russian pharmaceuticals segment and received 727,990 shares of our common stock held by the purchaser, which had a fair market value of approximately $12.4 million for the assets of our biomedicals segment. We recorded a net loss on disposal of discontinued operations of $8.2 million, net of a tax benefit of $10.2 million, related to the sale of these businesses during the year ended December 31, 2003.

On September 30, 2003, we sold the remaining assets of our biomedicals segment, Dosimetry, for gross cash proceeds of $58.0 million. We recorded a net gain on disposal of discontinued operations of $23.6 million, net of taxes of $15.5 million related to the sale of Dosimetry during the year ended December 31, 2003.

We disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.

We are actively marketing for sale the raw materials businesses and manufacturing capability in Hungary and the Czech Republic and are working toward disposing of these assets.

Cost Rationalization. We have lowered costs by controlling expenses in our corporate headquarters, eliminating corporate owned aircraft, closing our European headquarters and eliminating excess administrative expenses worldwide.

Ribapharm Acquisition. As part of our overall repositioning strategy and our strategy to build our pipeline of new products, we re-evaluated the ownership structure of Ribapharm. We determined that the benefits perceived at the time of the initial public offering of Ribapharm had diminished and that the potential advantages to us of repurchasing the publicly held shares of Ribapharm outweighed the advantages of continuing to maintain Ribapharm as a separate publicly-traded entity or completing a spin-off of Ribapharm. Specifically, we believed the advantages of a recombination of the two companies included the following:

•	enhancing Ribapharm’s ability to commercialize its later stage pipeline products by integrating its research and development efforts with our sales and marketing capability;

•	addressing the risk resulting from Ribapharm’s reliance on a single product as its only source of revenue;

•	increasing the access of the combined company to capital markets;

•	addressing our intent to develop research and development capacity; and

•	enabling cost savings through the elimination of management functions and costs associated with Ribapharm’s reporting requirements under U.S. securities laws.

In August 2003, we repurchased the 20% minority interest in Ribapharm for an aggregate total purchase price of $207.7 million. Through this transaction, we have secured control over Ribapharm’s research and development assets and royalty revenue stream.

Hiring of New Management Team. Since June 2002, a new leadership was put in place, with extensive experience in the pharmaceuticals and healthcare sectors. Robert W. O’Leary was named our Chairman and Chief Executive Officer in June 2002 and has extensive healthcare industry experience, with specialization in corporate turnarounds and reorganizations. In November 2002, Timothy C. Tyson was named our President and Chief Operating Officer after spending over 14 years at GlaxoSmithKline plc, most recently as President of Global Manufacturing and Supply. In December 2002, Bary G. Bailey was named our Executive Vice President and Chief Financial Officer. Mr. Bailey was an Executive Vice President, Pharmacy and Technology for PacifiCare Health Systems, Inc. Additionally, we have replaced or hired new individuals for a majority of our senior management positions.

Our Strategy

      We have developed, and have begun to implement, the following four-part strategy to guide us through the global repositioning of our business.

Targeted Growth of Existing Products

      In order to drive specialty pharmaceuticals sales growth, we will focus our business on the following specific markets, therapeutic areas and brands:

•	Focus on 10 Key Geographic Regions. We have four pharmaceutical segments comprising our pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. Within these four pharmaceutical segments, we will focus on 10 key geographic regions: The United States, Canada, Mexico, United Kingdom, France, Italy, Poland, Germany, Spain and China. These 10 markets, which include nine of the world’s 10 largest pharmaceutical markets, accounted for approximately 75% of our product sales for the year ended December 31, 2003. In particular, as we pursue acquisition opportunities and product line extensions, we plan to focus on North America, the largest pharmaceutical market worldwide and thus our biggest growth opportunity. Revenues from North America have been historically underrepresented in our business. For the year ended December 31, 2003, our North America sales accounted for 19% of our pharmaceutical sales, although it represents approximately 51% of the worldwide pharmaceutical market.

•	Focus on Three Core Therapeutic Classes. We will focus on infectious disease, neurology and dermatology. Historically, we have had significant revenue in these areas, especially in infectious disease, where the ribavirin royalty is derived. We believe that these three therapeutic classes are positioned for further growth, and that it is possible for a mid-sized company, such as ourselves, to attain a leadership position within these categories.

•	Focus on Nine Global Brands. We will focus on nine global brands, seven of which are currently being marketed and accounted for 23% of our product sales for the year ended December 31, 2003. Two of these brands, Viramidine and remofovir (formerly referred to as Hepavir B), are currently in clinical development. All of these nine global brands are within our three targeted core therapeutic classes. We believe that these brands have the potential for global penetration and growth rates above industry averages. We intend to actively pursue life cycle management strategies for all of our global brands and selectively for our other brands.

Development of New Products Via Internal Research and Development Activities

      We seek to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and cancer. We intend to combine our scientific expertise with advanced drug screening techniques in order to discover and develop new antiviral candidates from our nucleoside analog and non-nucleoside libraries. Except as otherwise required by the terms of our agreement with Schering-Plough, we intend to retain control of our product candidates in order to obtain the maximum value from our research efforts.

Product Acquisitions

      In addition to our in-house development efforts, we plan to selectively license or acquire product candidates, technologies and businesses from third parties which complement our existing business and provide for effective life cycle management of key products. We believe that our drug development expertise may allow us to recognize licensing opportunities and to capitalize on research initially conducted and funded by others. We did not have any material product acquisitions during 2003.

      In February 2004, we acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. and all of its U.S. product rights for $38 million, plus additional milestone payments totaling $18 million. This acquisition was not material to us.

Efficient Manufacturing and Supply Chain Organization

      We currently operate 15 manufacturing facilities. Under our global manufacturing strategy announced in October 2003, we plan to reduce the number of manufacturing facilities to five by 2006, in order to increase capacity utilization and improve efficiencies. In conjunction with the rationalization of our manufacturing facilities, we have undertaken a major process improvement initiative, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. In addition, procurement efforts have been centralized to realize economies of scale.

Specialty Pharmaceuticals

      We develop, manufacture and distribute a broad range of prescription and non-prescription pharmaceuticals. Our prescription pharmaceutical products treat, among other things, infectious diseases, diseases of the skin, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. Our current product portfolio comprises more than 575 branded products, with approximately 2,500 stock-keeping units. We market our products globally through a sales force of approximately 1,200 representatives. Our products are sold globally, through four reportable pharmaceutical segments comprising: North America, Latin America, Europe and Asia, Africa and Australia.

      The following table summarizes our ten largest products and seven global brands by therapeutic class based on sales for the year ended December 31, 2003 (in thousands):

	Year Ended December 31,

		% of		% of
		Total		Total
	2003	Sales	2002	Sales

Dermatology	$50,543	10%	$38,397	8%
Efudix/ Efudex®(G)(T)	26,836	5	23,085	5
Kinerase®(G)(T)	12,633	2	10,389	2
Oxsoralen-Ultra®(G)(T)	8,530	2	4,585	1
Dermatix®(G)	2,544	—	338	—
Infectious Disease	25,384	5	22,874	5
Virazole®(G)(T)	18,793	4	17,384	4
Ancotil®/Ancobon®(G)	6,591	1	5,490	1
Neurology	52,517	10	41,981	9
Mestinon®(G)(T)	41,879	8	31,228	7
Dalmane®/Dalmadorm(T)	10,638	2	10,753	2
Primary Care	63,770	12	68,519	15
Bedoyecta®(T)	26,955	5	29,781	6
Calcitonin(T)	13,638	3	9,448	2
Librax®(T)	11,773	2	18,209	4
Nuclosina®(T)	11,404	2	11,081	2
Other Pharmaceutical Products	326,257	63	295,038	63

Total Product Sales	$518,471	100%	$466,809	100%

(T)	— Indicates ten largest product

(G)	— Indicates global brand

      Dermatology. Total sales of our principal dermatology products accounted for approximately 10% and 8% of our product sales from continuing operations for the years ended December 31, 2003 and 2002, respectively. The global brands included in Dermatology are as follows:

Efudix/Efudex®: Edudix/Efudex is used for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a topical solution and cream, and provides effective therapy for multiple lesions. The key active ingredient in Efudix/Efudex is fluorinated pyrimidine 5-fluorouracil, an antineoplastic antimetabolite.

Kinerase®: Kinerase is used to help improve the unwanted visual effects of skin aging and photodamage.

Oxsoralen-Ultra®: Oxsoralen-Ultra is indicated for the treatment of severe psoriasis and mycosis fungoides and is used along with ultraviolet light radiation. Oxsoralen-Ultra capsules contain methoxsalen as the active ingredient.

Dermatix®: Dermatix is used to flatten and soften scars and to reduce scar-associated discoloration in old or new scars and is used to prevent abnormal scar formation. It is sold in a patented gel formulation that contains bio-inert and biocompatible silicone compounds, namely polysiloxane, silicon dioxide and non-volatile silicone components.

      Infectious Disease. Total sales of our principal infectious disease products accounted for approximately 5% of our product sales from continuing operations for the years ended December 31, 2003 and 2002. The global brands included in Infectious Disease are as follows:

Virazole®: Virazole is our brand name for ribavirin, a synthetic nucleoside with antiviral activity. It is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to respiratory syncytial virus. Virazole has also been approved for various other indications in countries outside the United States including herpes zoster, genital herpes, chickenpox, hemorrhagic fever with renal syndrome, measles and influenza.

Ancotil®/Ancobon®: Ancotil/Ancobon is used for the treatment of systemic fungal infections. Ancotil/Ancobon has been shown to have a complementary mode of action to other antifungal agents, including amphotericin B. The active ingredient in Ancotil/Ancobon is flucytosine.

      Neurology. Total sales of our principal neurology products accounted for approximately 10% and 9% of our product sales from continuing operations for the years ended December 31, 2003 and 2002, respectively. The global brand included in Neurology is Mestinon®, which is an orally active cholinesterase inhibitor, used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body. Its active ingredient is pyridostigmine bromide.

      Primary Care. Total sales of our principal primary care products accounted for approximately 12% and 15% of our product sales from continuing operations for the years ended December 31, 2003 and 2002, respectively. Primary care encompasses a broad line of adult nutritionals, which are sold primarily on the recommendation of physicians or other health care professionals.

      Other Pharmaceutical Products. Total sales for other pharmaceutical products accounted for approximately 63% of our product sales from continuing operations for the years ended December 31, 2003 and 2002, respectively. Other pharmaceuticals encompass a broad range of ancillary products, which are sold through our existing distribution channels.

Royalty Revenues

      Our royalty revenues are derived from sales of ribavirin. Ribavirin is a nucleoside analog that we discovered from our library of nucleoside analog compounds.

      In 1995, we entered into an exclusive license and supply agreement with Schering-Plough whereby Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. The FDA granted Schering-Plough marketing approval for Rebetol® capsules (Schering-Plough’s brand name for ribavirin) as a separately marketed product for use in combination with Intron A injection for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alfa interferon (commonly referred to as treatment-naïve patients) or who have relapsed following alfa interferon therapy. The FDA also granted Schering-Plough approval for Peg-IntronTM (peg interferon alfa-2b), a longer lasting form of Intron A, for use in combination with Rebetol for the treatment of chronic hepatitis C in patients with compensated liver disease who are at least 18 years of age.

      In March 2001, the European Commission of the European Union, granted Schering-Plough centralized marketing authorization for Peg-IntronTM and Rebetol for the treatment of both relapsed and treatment-naïve adult patients with histologically proven hepatitis C. European Union approval resulted in unified labeling that was immediately valid in all 15 European Union Member States.

      In November 2001, Schering-Plough received marketing approval from the Ministry of Health, Labor and Welfare of Japan for ribavirin in combination with interferon alfa-2b for the treatment of hepatitis C.

      Schering-Plough also markets ribavirin for treatment in combination with interferon in many other countries around the world based on the United States and European Union regulatory approvals.

      On January 6, 2003, we reached an agreement with Schering-Plough and Roche on a settlement of pending patent and other disputes over Roche’s combination antiviral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement include a license by Ribapharm of ribavirin to Roche. The license authorizes Roche to make, or have made, and to sell Copegus under Ribapharm’s patents. Roche pays royalty fees to us on its sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa.

      Royalty revenues under the license agreements were $167.5 million, $270.3 million and $137.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Royalty revenues decreased in 2003 due to competition between Schering-Plough and Roche, and as a result of Schering-Plough’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels.

      Our patent rights with respect to ribavirin are currently the subject of litigation in the United States which involves competitive challenges from generic pharmaceutical companies. A judgment adverse to us has been entered by a federal district court, which ruled that generic drug manufacturers would not necessarily infringe our patents by manufacturing and selling generic ribavirin. Our appeal of that judgment is pending. We filed a joint Citizen Petition with the FDA on July 17, 2003, which requests that the Commissioner of Food and Drugs refrain from approving ANDA’s for ribavirin products with labeling that omits information about the product’s use in combination with peginterferon alfa-2b. While we believe generic competition is imminent, as of December 31, 2003 the FDA had not granted an ANDA to any generic manufacturer.

Research and Development

      We seek to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and cancer. These efforts led to the discovery and development of ribavirin, an antiviral drug that Schering-Plough and Roche market under separate licenses from us, and which is the source of our royalty income. Our research and development efforts currently focus on hepatitis C, hepatitis B, HIV/AIDS, and cancer, each of which affects a large number of patients. We are also developing a pipeline of product candidates, including two clinical stage programs, which target large market opportunities. Our research and development activities are based upon accumulated expertise developed through over 30 years of research focused on the internal generation of novel molecules.

      We believe that our nucleoside analog library, which currently consists of over 10,300 nucleoside analog compounds, is among the largest such collections in the world. During 2002, we acquired more than 113,000 diverse non-nucleoside analogs from third parties to complement our nucleoside analog library. We intend to combine our scientific expertise with advanced drug screening techniques in order to discover and develop new antiviral candidates from our nucleoside and non-nucleoside analog libraries. Currently, we have 202 employees devoted to research and development activities.

      Our research and development organization works closely with corporate marketing on both global and regional bases and, historically, has entered into licensing arrangements, as well as strategic partnerships with other larger pharmaceutical companies, to develop proprietary products. In addition, we seek to develop innovative products targeted to address the specific needs of the local markets in which we operate.

Products Under Development

      Viramidine: Viramidine is a nucleoside (guanisine) analog that is converted into ribavirin by adenosine deaminase in the liver. We intend to develop Viramidine in oral form for the treatment of hepatitis C.

      Preclinical studies indicate that Viramidine, a liver-targeting analog of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In an animal model of acute hepatitis, Viramidine showed biologic activity similar to ribavirin. The liver-targeting properties of Viramidine were also confirmed in two animal models. Short-term toxicology studies show that Viramidine may be safer than ribavirin at the same dosage levels. This data suggests that Viramidine, as a liver-targeting analog of ribavirin, may potentially be as effective and have fewer side effects than ribavirin.

      A Phase 2 study of Viramidine involving 180 patients was initiated in 2003 and will continue into 2004. The study design consists of a 48-week treatment period and a 24-week follow-up period. At the end of the entire 72-week study period, the percentage of patients with undetectable virus in their blood as well as the incidence of hemolytic anemia will be evaluated. The study included an interim analysis performed on the first 160 patients who received at least 12 weeks of therapy. The interim analysis of 12-week data showed that Viramidine, in combination with a pegylated interferon, produced a clinically significant reduction in viral load. In addition, Viramidine, when compared with ribavirin, produced approximately one half the drop in hemoglobin levels at treatment week four, which was maintained through week 12. Subsequently, analysis of the Phase 2 study data at 24-weeks showed comparable efficacy to ribavirin and statistically superior hematological safety.

      In a September 2003 meeting with the FDA, we presented the results of our Phase 2, 12-week interim analysis, and, in November 2003, we announced our decision to initiate Phase 3 studies of Viramidine prior to completion of the Phase 2 study. We plan to test Viramidine’s safety and effectiveness on the hepatitis C virus in combination with two pegylated interferon alfas; therefore, the Phase 3 program will consist of two global studies in approximately 100 investigator sites with approximately 1,000 enrolled patients in each study. The studies will compare Viramidine and ribavirin, each in conjunction with a pegylated interferon. The first of the two global studies, known as VISER 1, will use pegylated interferon alfa-2b (PEG-Intron) from Schering-Plough and began enrollment in fourth quarter 2003. The second study, known as VISER 2, will use pegylated interferon alfa-2a from Roche (Pegasys®) and is expected to begin in mid-2004.

      In March 2004, we reported that a portion of our Viramidine Phase 2 24-week data was published by the European Association for the Study of the Liver (“EASL”) on its Web site. We had submitted the 24-week data for presentation at the EASL Conference in Berlin, Germany, in April 2004. The 24-week data showed that Viramidine demonstrated antiviral activity comparable to that of ribavirin, when used in combination with peginterferon alfa-2a in the treatment patients with chronic hepatitis C, but with a significantly lower incidence of anemia. Specifically, the portion of the data released by EASL shows that following 24-week treatment, there was no significant difference between Viramidine (800-1600mg/day) versus ribavirin in the proportion of patients with greater than or equal to 2 log10 reduction or non-detectable HCV RNA (83 percent versus 83 percent, respectively). There were also significantly fewer patients in the Viramidine groups with anemia (hemoglobin < 10g/dl), when compared with the ribavirin arm (2 percent versus 24 percent; p < 0.001). Among patients receiving the 400 mg BID and 600mg BID doses of Viramidine, there were no cases of defined anemia. Other adverse events were similar among treatment groups.

      Remofovir (formerly referred to as “Hepavir B”): Remofovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We are developing this compound into an oral once a day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and Lamivudine drug-resistant hepatitis B. Based on biologic and molecular modeling data, this compound binds to the active site of the hepatitis B replication enzyme so that the virus is prevented from utilizing the natural substrate from the host to replicate. A prodrug modification developed by Metabasis significantly improved the compound’s physiochemical properties and ability to target the liver. In preliminary experiments in rodents, the active molecule was delivered in significantly greater proportion to the targeted organ, the liver, as compared to the non-targeted organ, the kidney. The kidney is the organ responsible for the dose-limiting toxicity. In these experiments, the amount of the active species, adefovir, selectively delivered to the liver versus kidney was approximately 10 times greater than the amount of compound delivered by another well established process. We are working on large-scale synthesis of this compound and have commenced formulation studies. We have also initiated additional biology, drug metabolism, pharmacokinetic and toxicology studies.

      We are currently in late Phase 1 testing of remofovir. Enrollment or dosing has been completed in four Phase 1 studies. A rising single-dose Phase 1 clinical trial of remofovir in healthy volunteers was initiated in Europe in August 2002 and was completed in October 2002. We filed an Investigational New Drug Application, or IND, with the FDA in October 2002, and completed a Phase 1 gender effect study of 24 healthy volunteers in the U.S. We also filed an IND in Taiwan in September 2003, and completed the enrollment of 45 patients in a Taiwan Phase 1 multiple dose study in January 2004 in patients with hepatitis B. Remofovir is currently being evaluated in a second U.S. Phase 1 study in patients with hepatitis B, which is structured as a 28 day, randomized, placebo-controlled, double-blind, dose-escalation clinical trial in up to 40 hepatitis B patients. The results of this Phase 1 study are expected in the first half of 2004.

      We filed an IND in China in February 2004.

      A Phase 2, 48-week dose-ranging study for remofovir is expected to begin in Asia in mid-2004. This study will enroll 200 patients.

      To date, remofovir has been well tolerated at all dose levels and demonstrated a good pharmacokinetic profile in these studies. The studies have also confirmed that humans are capable of converting remofovir into its desired form, adefovir.

Licenses and Patents (Proprietary Rights)

Data and Patent Exclusivity

      We rely on a combination of regulatory and patent rights to protect the value of our investment in the discovery and development of our products.

      A patent is the grant of a property right which allows its holder to exclude others from, among other things, selling the subject invention in, or importing such invention into, the jurisdiction that granted the patent. In both the United States and the European Union, patents expire 20 years from the date of application.

      In the United States, for five years from the date of the first United States regulatory FDA approval of a new drug compound, only the pioneer drug company can use the data obtained at the pioneer’s expense. No generic drug company may submit an application for approval of a generic drug relying on the data used by the pioneer for approval during this five year period.

      A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for 10 years from the date of the approval of the first approval of a drug by the European Agency for the Evaluation of Medicinal Products, or EMEA. Under both the United States and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy.

Exclusivity Rights with Respect to Ribavirin

      The United States data exclusivity period for ribavirin has expired.

      As indicated above in “Royalty Revenues”, our patent rights with respect to ribavirin are currently the subject of litigation in the United States which involves competitive challenges from generic pharmaceutical companies. A judgment adverse to us has been entered by a federal district court, which ruled that generic drug manufacturers would not necessarily infringe our patents by manufacturing and selling generic ribavirin. Our appeal of that judgment is pending. We filed a joint Citizen Petition with the FDA on July 17, 2003, which requests that the Commissioner of Food and Drugs refrain from approving ANDA’s for ribavirin products with labeling that omits information about the product’s use in combination with peginterferon alfa-2b. We have received an interim response from the FDA indicating that they are still studying the issues raised in our petition.

      Various parties are opposing the Company’s ribavirin patents in actions before the European Patent Office, and we are responding to these oppositions. Regardless of the outcome of these oppositions, we believe the combination therapies marketed by Schering-Plough and Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering-Plough and 2012 for Roche.

Exclusivity Rights with Respect to Viramidine and Remofovir

      We expect to obtain five years of data exclusivity in the United States for both Viramidine and remofovir upon regulatory approval.

      We have, and rely on, exclusive rights in a United States patent that claims remofovir and related compounds that expires in 2019.

      The structure of Viramidine was disclosed many years ago, and, thus, we do not rely on “composition of matter” claims. However, we own a United States patent that claims Viramidine and rely on a second United States patent that covers a mechanism of action of Viramidine’s treatment of viral infection; those patents expire in 2018. We are also pursuing patent claims that specifically cover the use of Viramidine to treat hepatitis C infection, which are expected to issue in due course in the United States, and are pursuing the foreign patent rights that are counterparts of our United States patents to the extent permitted in foreign jurisdictions.

Government Regulation

      We are subject to licensing and other regulatory control by the FDA, other federal and state agencies, and comparable foreign governmental agencies.

      FDA approval must be obtained in the United States and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans.

      Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an IND with the FDA. In addition, there are three phases of human testing: Phase 1 consists of safety tests for human clinical experiments, generally in normal, healthy people; Phase 2 programs expand safety tests and are conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase 3 programs are greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of an NDA to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA can take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. No assurance can be given that authorization for commercial sale by us of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States and other regulatory agencies in other countries also periodically review approved drugs and inspect manufacturing facilities.

      We are subject to price control restrictions on our pharmaceutical products in many countries in which we operate. We have been affected in the past by pricing adjustments in Spain and by the lag in allowed price increases in Mexico, which have created lower sales in U.S. Dollars and reductions in gross profit. Future sales and gross profit could be materially affected if we are unable to obtain price increases commensurate with the levels of inflation.

Marketing and Customers

      We market our pharmaceutical products in some of the most developed pharmaceutical markets, as well as many developing markets. We adjust our marketing strategies according to the individual markets in which we operate. We believe our marketing strategy is distinguished by flexibility, allowing us to successfully market a wide array of pharmaceutical products within diverse regional markets, as well as certain drugs on a worldwide basis.

      We plan to focus on the major markets that represent approximately 85% of the worldwide pharmaceutical market share, namely the United States, the United Kingdom, France, Canada, China, Italy, Poland, Germany, Spain and Mexico. During the year ended December 31, 2003, we derived approximately 75% of our specialty pharmaceutical sales from these 10 markets.

      We have a marketing and sales staff of approximately 1,200 persons who promote our pharmaceutical products. As part of our marketing program for pharmaceuticals, we use direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions, sponsor medical education symposia and sell through distributors in countries where we do not have our own sales staff.

      In the United States, we currently promote our pharmaceutical products to physicians through our own sales force. These products are distributed to drug stores and hospitals through wholesalers. In Canada, we have our own sales force and promote and sell directly to physicians, hospitals, wholesalers and large drug store chains. In Latin America, principally in Mexico, Argentina and Brazil, we promote to physicians and distribute products either directly or indirectly to hospitals and pharmacies. In Europe, we promote and sell pharmaceutical products through our own sales forces to physicians, hospitals, retail outlets, pharmacies and wholesalers.

Competition

      We operate in a highly competitive environment. Our competitors, many of whom have substantially greater capital resources and marketing capabilities and larger research and development staffs and facilities, are actively engaged in marketing similar products and developing new products similar to those we propose to develop. We believe that many of our competitors spend significantly more on research and development related activities. Competitive factors vary by product line and customer and include service, product availability and performance, price and technical capabilities. Others may succeed in developing products that are more effective than those we presently market or propose for development. Progress by other researchers in areas similar to those explored by us may result in further competitive challenges.

      We also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. An adverse result in a patent dispute may preclude commercialization of our products, or negatively impact sales of existing products. See Note 13 “Commitments and Contingencies — Generic Litigation” for a description of generic litigation involving ribavirin.

Manufacturing

      We manufacture many of our pharmaceutical products at our manufacturing plants around the world. We believe that we have sufficient manufacturing facilities to meet our needs for the foreseeable future. As a part of our plan to improve operational performance, we approved a global manufacturing strategy during the third quarter of 2003 to establish a global manufacturing and supply chain network of five manufacturing sites by 2006. For information about manufacturing restructuring, see Note 4 of Notes to Consolidated Financial Statements. All the manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.

      In order to meet the demand for some of our markets, we subcontract the manufacturing of some of our products, including products under the rights acquired from other pharmaceutical companies. Generally, acquired products continue to be produced for a specific period of time by the selling company. During that time, we integrate the products into our own manufacturing facilities or initiate toll manufacturing agreements with third parties.

Employees

      As of December 31, 2003, we had 4,437 employees. These employees include 2,221 in production, 1,278 persons in sales and marketing, 202 in research and development, and 736 in general and administrative positions. The majority of our employees in Mexico, Spain, Poland and Hungary are covered by collective bargaining or similar agreements. Substantially all the employees in the Czech Republic, Poland and Hungary are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. We currently consider our relations with our employees to be satisfactory and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Litigation and Other Matters

Litigation

      See Note 13 of Notes to Consolidated Financial Statements for a description of our litigation and other matters.

Product Liability Insurance

      We do not currently have insurance with respect to product liability claims arising in the United States. We could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against us, a substantial claim, if successful, could have a negative impact on our results of operations and cash flows. We have in place worldwide clinical trial insurance.

      In February 2004, we acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. and all of its U.S. product rights. One of the products purchased is subject to settled and pending product liability litigation. In connection with the acquisition, we acquired product liability insurance for this product, which we intend to maintain.

Foreign Operations

      We operate directly and through distributors in North America, Latin America and Europe (including Poland, Hungary and the Czech Republic) and through distributors elsewhere in the world. For financial information about domestic and foreign operations, see Note 14 of Notes to Consolidated Financial Statements.

      Approximately 65% and 54% of our revenues from continuing operations for the years ended December 31, 2003 and 2002, respectively, were generated from operations outside the United States. All our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

Item 2.	Properties

      Our major facilities are in the following locations:

			Owned or	Square
	Location	Purpose	Leased	Footage

	North America
	Costa Mesa, California	Corporate headquarters and administrative offices	Owned	178,000
	Humacao, Puerto Rico	Offices and manufacturing facility	Owned	415,000
	Quebec, Canada	Offices and manufacturing facility	Owned	93,519
	Latin America
	Mexico City, Mexico	Offices and manufacturing facility	Owned	324,308
	Western Europe
	Corbera De Llobregat, Spain	Offices and manufacturing facility	Owned	93,991
	Birsfelden, Switzerland	Offices and manufacturing facility	Owned	1,158,884
*	Prague, Czech Republic	Offices and manufacturing facility	Owned	261,161
*	Tiszavasvari, Hungary	Offices and manufacturing facility	Owned	1,417,446
	Rzeszow, Poland	Offices and manufacturing facility	Owned	446,661
	Warsaw, Poland	Offices and manufacturing facility	Owned	108,790

      In our opinion, facilities occupied by us are more than adequate for present requirements, and our current equipment is considered to be in good condition and suitable for the operations involved.

*	These facilities are included in the Consolidated Financial Statements in discontinued operations.

Item 3.	Legal Proceedings

      See Note 13 of Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock is traded on the New York Stock Exchange (Symbol: VRX). As of February 20, 2004, there were 6,057 holders of record of our common stock.

      The following table sets forth the high and low sales prices of our common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2003		2002

Fiscal Quarters	High	Low	High	Low

First	$12.87	$8.35	$33.08	$26.61
Second	$17.35	$7.72	$30.98	$22.60
Third	$18.99	$14.66	$23.64	$7.56
Fourth	$25.85	$17.25	$11.94	$6.40

      On March 12, 2004, the closing price of our common stock as reported by the NYSE was $25.00. Stockholders are urged to obtain current market quotations for our common stock.

Dividend Policy

      The Board of Directors declared cash dividends of $0.0775 per share for each of the quarters during the years ended December 31, 2003 and 2002.

      The Board of Directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions and other factors. We are restricted on the amount of dividends we can declare by covenants in the 7.0% senior notes due 2011.

Recent Sales of Unregistered Securities

      In 2003, 2002 and 2001, we issued the following equity securities that were not registered under the Securities Act of 1933. In each instance, the securities were issued pursuant to the private placement exemptions under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder, based on the securities being issued to a limited number of purchasers subject to restrictions on resale:

In November 2003, we issued $240.0 million aggregate principal amount of 3.0% convertible subordinated notes due 2010 and $240.0 million aggregate principal amount of 4.0% convertible subordinated notes due 2013 for an aggregate offering price of $480.0 million. The notes were issued as two series of notes under a single indenture among us, Ribapharm and the trustee. The convertible notes were sold to the underwriters, Banc of America Securities LLC, Goldman, Sachs & Co., BNP Paribas and Wells Fargo Securities, LLC. The Company received net cash consideration of $423.9 million, which was net of underwriters’ commissions of $13.2 million and a convertible note hedge and written call option of $42.9 million. The notes of both series are convertible into 15,184,128 shares of our common stock based on a conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy our conversion obligations by delivery, at our option, of either shares of our common stock, cash or a combination thereof.

In connection with the offering of the 3.0% and 4.0% convertible subordinated notes, we entered into convertible note hedge transactions with respect to our common stock. The transaction consisted of us purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 and selling a written call option on 12,653,440 shares of our common stock at $39.52. The net cost of the transaction was $42.9 million. The convertible note hedge is expected to reduce the potential dilution from conversion of the notes.

In January 2003, we issued 41,305 unregistered shares valued at $0.5 million for consulting services rendered by non-employees.

In April 2002, we acquired Circe Biomedicals, Inc. a development stage company for $25.9 million, of which $5.9 million was paid in cash and the balance in 629,849 unregistered shares of our common stock. The shares were registered under the Securities Act of 1933 in August 2002.

In February 2002, we acquired certain assets from CoolTouch Corporation, a provider of non-ablative cosmetic lasers, for 1,492,331 unregistered shares of our common stock valued at approximately $14.5 million. The shares were registered under the Securities Act of 1933 in August 2002.

In July 2001, we completed an offering of $525 million of 6 1/2% convertible subordinated notes due 2008 for net proceeds of approximately $507 million, which were sold to UBS Warburg as initial purchaser. The notes are convertible into 15,326,010 shares of our common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of notes or $34.26 per share, subject to anti-dilution adjustments. As a result of the Ribapharm Offering, Ribapharm became jointly and severally liable for the principal and interest obligations under the notes. A resale registration for the notes under the Securities Act of 1933 was declared effective by the SEC in November 2001.

In February 2001, we issued 92,275 unregistered shares of our common stock valued at approximately $2.7 million to Roche in settlement of a stock price guarantee.

Item 6.	Selected Financial Data

      The following table sets forth certain consolidated financial data for the five years in the period ended December 31, 2003. The selected historical financial data for each of the years in the five year period ended December 31, 2003 were derived from the audited consolidated financial statements. The trends in our revenues and net income (loss) are affected by several business combinations completed in fiscal years 1999 through 2003. During 2002, we made the decision to divest our Russian Pharmaceuticals segment, biomedicals segment, raw materials business and manufacturing capability in Central Europe, Photonics business and Circe unit. The results of operations and the financial position of the divested businesses have been reflected as discontinued operations. The consolidated financial data for each of the years in the five year period ended December 31, 2003 have been reclassified to conform to discontinued operations presentation. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Revenues:
Product sales	$518,471	$466,809	$483,834	$441,557	$433,105
Royalties	167,482	270,265	136,989	155,100	108,885

Total revenues	685,953	737,074	620,823	596,657	541,990

Costs and expenses:
Cost of goods sold	184,669	157,013	149,554	143,303	128,390
Selling expenses	166,707	164,103	137,938	129,882	114,705
General and administrative expenses(2)	111,532	366,530	81,065	88,012	68,602
Research and development costs	45,286	49,531	28,706	16,383	8,212
Amortization expense	38,577	30,661	28,733	27,590	25,663
Acquired in-process research and development(1)	117,609	—	—	—	—

Total expenses	664,380	767,838	425,996	405,170	345,572

Income (loss) from operations	21,573	(30,764)	194,827	191,487	196,418
Other income (loss), net including translation and exchange	4,727	8,707	3,084	(2,077)	(2,739)
Gain on sale of subsidiary stock(4)	—	261,937	—	—	—
Loss on early extinguishment of debt(5)	(12,803)	(25,730)	(32,916)	(4,962)	—
Interest income	8,888	5,644	9,473	12,483	8,865
Interest expense	(36,145)	(42,856)	(55,665)	(60,248)	(55,439)

Income (loss) from continuing operations before income taxes, and minority interest	(13,760)	176,938	118,803	136,683	147,105
Provision for income taxes	39,463	74,963	42,078	34,408	26,703
Minority interest	11,763	17,730	174	(509)	(2,927)

Income (loss) from continuing operations	(64,986)	84,245	76,551	102,784	123,329
Income (loss) from discontinued operations, net of taxes(3)	9,346	(197,288)	(12,417)	(12,604)	(4,703)
Cumulative effect of change in accounting principle(6)	—	(21,791)	—	—	—

Net income (loss)	$(55,640)	$(134,834)	$64,134	$90,180	$118,626

Per share information:
Income (loss) from continuing operations — basic	$(0.78)	$1.01	$0.94	$1.30	$1.58
Discontinued operations	0.11	(2.37)	(0.15)	(0.16)	(0.06)
Cumulative effect of change in accounting principle	—	(0.26)	—	—	—

Net income (loss) per share — basic	$(0.67)	$(1.62)	$0.79	$1.14	$1.52

Income (loss) from continuing operations — diluted	$(0.78)	$1.00	$0.92	$1.25	$1.50
Discontinued operations	0.11	(2.35)	(0.15)	(0.15)	(0.05)
Cumulative effect of change in accounting principle	—	(0.26)	—	—	—

Net income (loss) — diluted	$(0.67)	$(1.61)	$0.77	$1.10	$1.45

Cash dividends declared	$0.31	$0.31	$0.30	$0.29	$0.28

Balance Sheet Data:
Cash and cash equivalents	$872,056	$245,184	$317,011	$155,205	$177,577
Working capital	975,368	397,070	509,601	317,356	318,533
Net assets of discontinued operations(3)	13,296	153,762	267,482	240,939	265,146
Total assets(3)(6)	1,976,937	1,488,549	1,754,365	1,477,072	1,472,261
Total debt(5)	1,121,145	485,471	739,377	511,106	604,435
Stockholders’ equity(1)(2)(3)(4)(5)(6)	605,361	703,690	810,717	757,194	683,572

See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)	In August 2003, we repurchased the 20% publicly held minority interest in Ribapharm for an aggregate total purchase price of $207,658,000. In connection with this acquisition, we expensed $117,609,000 associated with acquired IPR&D on projects that, as of the acquisition date, had not yet reached technologic feasibility and had no alternative future use.

(2)	We recorded $239,965,000 and $4,034,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the years ended December 31, 2002 and 2001, respectively. The non-recurring and other unusual charges include compensation costs related to the change in control, severance costs, expenses incurred in connection with Ribapharm’s initial public offering, write-off of certain assets, environmental clean-up costs and costs incurred in our proxy contests in 2002 and 2001.

(3)	During 2002, we made the decision to divest our Russian pharmaceuticals segment, biomedicals segment, raw materials businesses and manufacturing capability in Central Europe, photonics business and Circe unit. This decision required us to evaluate the carrying value of the divested businesses in accordance with the Statement of Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of this analysis, we recorded impairment charges of $160,010,000 (net of an income tax benefit of $48,193,000) in the year ended December 31, 2002. The results of operations and the financial position of the divested businesses have been reflected as discontinued operations.

(4)	In April 2002, we completed an underwritten public offering of 29,900,000 shares of common stock, par value of $0.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm. In connection with Ribapharm’s public offering, we recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs.

(5)	In November 2003, we completed an offering of $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 and $240,000,000 aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013. We used proceeds from this offering to retire $139,589,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008, resulting in a loss on early extinguishment of debt of $12,803,000. In December 2003, we issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011. In April 2002, we used the proceeds of the Ribapharm offering to complete our tender offer and consent solicitation for all of our outstanding 8 3/4% Senior Notes due 2008. The redemption of these notes resulted in a loss on extinguishment of debt of $43,268,000. In July and August 2002, we repurchased $59,410,000 principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a gain on early extinguishment of debt of $17,538,000. The net loss on extinguishment of debt was $25,730,000 for the year ended December 31, 2002.

In July 2001, we issued $525,000,000 aggregate principal amount of 6 1/2% Convertible Subordinated Notes due 2008.

During 2001, we repurchased $117,559,000 aggregate principal amount of our outstanding 8 3/4% Senior Notes due 2008 and redeemed and repurchased $190,645,000 aggregate principal amount of our 9 1/4% Senior Notes due 2005, resulting in a loss on early extinguishment of debt of $32,916,000.

During 2000, we repurchased $84,355,000 of our outstanding 9 1/4% Senior Notes due 2005 and $12,830,000 of our outstanding 8 3/4% Senior Notes due 2008. The repurchases generated a loss on early extinguishment of debt of $4,962,000.

(6)	During 2002, we completed the transitional impairment test required by SFAS 142, Goodwill and Other Intangible Assets. As a result, we recorded an impairment loss of $25,332,000 offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion relates to the information presented in the Consolidated Financial Statements included in this Annual Report. With respect to certain items set forth in such Consolidated Financial Statements, management has sought, in connection with its discussion of the material changes in our financial condition and results of operations between the periods for which information is presented in the Consolidated Financial Statements, to identify and, in some cases, quantify, the material factors which contributed to such material changes. However, the quantification of such factors may result in the presentation of numerical measures that exclude amounts that are included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Management is providing this information because it believes that it is useful to enable readers to assess material changes in our financial condition and results of operations between the periods for which information is presented in the Financial Statements. In each instance, such information is presented immediately following (and in connection with an explanation of) the most directly comparable financial measure calculated in accordance with GAAP, and includes other material information necessary to reconcile the information with the comparable GAAP financial measure.

Overview

      We are a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. We currently generate sales in 128 markets throughout the world. Product revenues accounted for approximately 76% and 63% of our total revenues from continuing operations in 2003 and 2002, respectively. Our top 10 products and seven global brands contributed approximately 37% of product revenues in 2003 and 2002. We generate royalty revenues from the sale of ribavirin by Schering-Plough and Roche. Royalty revenues accounted for 24% and 37% of our total revenues from continuing operations in 2003 and 2002, respectively. Based on this research and development capability and a worldwide capacity to commercialize our products, we have become a fully integrated specialty pharmaceutical company focused on neurology, dermatology and infectious disease.

      We have undergone significant changes in our leadership, strategic direction and operations in the past two years. In an effort to drive change, our shareholders elected new directors at two successive annual meetings, resulting in a new board composition and the appointment of a new senior management team. The new board and management team conducted a comprehensive review of our operations and business plan. Based on this review, management developed a strategic plan to transform and grow our business. This plan included; divesting businesses that do not fit our strategic growth plans, emphasizing and expanding our specialty pharmaceutical business, bringing our overall cost structure in line or better than industry averages and building our pipeline of new products.

      Divestiture of Non-core Businesses. As a result of the strategic review, we made the decision to divest our Russian pharmaceuticals segment, biomedicals segment, photonics business, raw materials business and manufacturing capability in Central Europe and Circe unit. The results of these operations and the related financial position have been reflected as discontinued operations in its consolidated financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to the discontinued operations presentation for all historical periods presented.

      In June 2003, we sold our Russian pharmaceuticals segment and certain assets of our biomedicals segment. We received gross proceeds of $55,000,000 in cash for the Russian pharmaceuticals segment and received 727,990 shares of our common stock held by the purchaser, which had a fair market value of approximately $12,369,000 for the assets of our biomedicals segment. We recorded a net loss on disposal of discontinued operations of $8,158,000, net of a tax benefit of $10,161,000 related to the sale of these businesses in the year ended December 31, 2003.

      On September 30, 2003, we sold the remaining assets of our biomedicals segment, Dosimetry, for gross cash proceeds of $58,000,000. We recorded a net gain on disposal of discontinued operations of $23,608,000, net of taxes of $15,526,000 related to the sale of Dosimetry in the year ended December 31, 2003.

      We disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.

      We are actively marketing for sale the raw materials businesses and manufacturing capability in Hungary and the Czech Republic and are working toward disposition of these assets.

      Global Manufacturing Strategy. In October 2003, we announced a global manufacturing strategy under which we expect to establish a global manufacturing and supply chain network of five manufacturing site down from our current 15 sites. With respect to the manufacturing sites identified for disposal, a review for potential asset impairment was performed in accordance with SFAS No. 144, Impairment of Long-Lived Assets. In determining asset groups, we grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired, we compared undiscounted future cash flows and asset residual values to the asset group carrying value on a site by site basis. The impairment analysis indicated that the asset groups were not impaired as of December 31, 2003, therefore, no impairment losses were recognized in the fourth quarter of 2003. Based on the estimated remaining useful lives of the manufacturing sites to be disposed of, the book value would exceed the residual value on the estimated disposal date for five of the manufacturing sites. As a result, we have revised the depreciation period on these assets and will incur an additional annual depreciation expense of approximately $6,400,000 through the third quarter of 2005.

      We are actively marketing the manufacturing sites planned to be eliminated from our operations. Our intention is to sell each site as an operating plant, including both assets and employee obligations. However, we may not find buyers for all of the manufacturing sites. Additionally, as we identify opportunities to create near term value in the sites designated for disposal, we may incur cash expenditures related to severance charges and other costs in disposing of these manufacturing sites. We have not determined, at this time, what these cash costs would be, if any.

      Ribapharm Acquisition. As part of our overall restructuring strategy, we evaluated growth opportunities for our specialty pharmaceutical business including our pipeline of new products. We determined that a successful specialty pharmaceutical company needed research and development capacity to develop a pipeline of new products. We evaluated the ownership structure of Ribapharm on whether they would meet our research and development needs. We determined that the benefits perceived at the time of the initial public offering of Ribapharm had diminished and that the potential advantages to us of repurchasing the publicly held shares of Ribapharm outweighed the advantages of continuing to maintain Ribapharm as a separate publicly-traded entity or completing a spin-off of Ribapharm. In August 2003, we repurchased the 20% minority interest in Ribapharm for an aggregate total purchase price of $207,658,000. We paid $6.25 in cash for each of the 29,900,703 outstanding publicly held shares of Ribapharm. Through this transaction, we have secured control over Ribapharm’s research and development assets and royalty revenue stream.

      Inventory Reduction. As a result of the change in management in the second quarter of 2002, we changed our policy regarding inventory levels at our wholesalers. Prior to the change in management, our policy was to retain high inventories at the wholesaler level in the United States to avoid the possibility of stock outs. After the change in management, we changed our policy to maintain minimum levels of inventory at or better than industry averages. The new policy reflects our confidence in meeting demand through improved manufacturing and overall logistics performance and improves the price competitiveness of our products. The result of this decision was a significant reduction in sales in the United States market until inventory levels were reduced. This effort began in May 2002 and was completed in April 2003. Trends in North America sales are partially masked by the effect of this inventory reduction.

      Hiring of New Management Team. Since June 2002, we have put in place new leadership with extensive experience in the pharmaceuticals and healthcare sectors. We have replaced our Chairman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Additionally, we have replaced or hired new individuals for a majority of our senior management positions.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ from those estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

      We recognize revenues from product sales when the goods are shipped and title passes to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages. Adjustments are made to the accrual based upon estimated inventory levels, expiration dating, and product demand at our major wholesalers. Actual results could be different from our estimates resulting in future adjustments to revenue. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

     Income Taxes

      We operate in numerous countries where our income tax returns are subject to audit. Internal and external tax professionals are employed to minimize tax audit adjustments where possible. We consider the expected outcome of these audits in the calculation of our tax provision.

      We assess whether it is more likely than not that we will realize the tax benefits associated with our deferred tax assets and establish a valuation allowance for assets that do not meet this criteria. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If we revise these forecasts or determine that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made.

     Valuation of Intangible Assets

      We periodically review intangible assets for impairment using an undiscounted net cash flows approach. We determine whether there has been impairment by comparing the anticipated undiscounted future operating income of the product line with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis.

      We use a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We evaluated the businesses included in discontinued operations by comparing the carrying value of each intangible asset to their fair value, as determined using discounted cash flows analysis, appraisals, and purchase offers.

      The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge.

     Purchase Price Allocation Including Acquired In-Process Research and Development

      The purchase price for Ribapharm was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

      We value in-process research and development (“IPR&D”) acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amount expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine the respective fair values requires significant judgment and differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an unamortizable intangible asset. The estimated fair value of these projects was based on our use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 85%). For each project, the estimated after-tax cash flows (using a tax rate of 25%) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate of 25% is our estimate of the effective tax rate for acquisitions of similar types of assets. These cash flows were then discounted to a present value using a discount rate of 15%. In addition, for the purposes of estimating the fair value of these IPR&D projects as of August 25, 2003, we made the following assumptions:

•	Future research and development costs of approximately $150,000,000 would be incurred to complete the IPR&D projects.

•	The IPR&D projects, which are in various stages of development form Phase 1 to Phase 2 clinical trials, are expected to reach completion by the end of 2006.

      The major risks and uncertainties associated with the timely and successful completion of these projects include the uncertainty of our ability to confirm the safety and efficacy of the technology based on the data from clinical trials and of obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions we used to forecast the cash flows or the timely and successful completion of these projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from the estimated results. For example, in October 2003, Roche notified us that they are abandoning development of Levovirin, a clinical candidate for the treatment of hepatitis C.

     Contingencies

      We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 13 of Notes to Consolidated Financial Statements for a discussion of contingencies.

Results of Operations

      Certain financial information for our business segments is set forth below. This discussion should be read in conjunction with our Consolidated Financial Statements included elsewhere in this document.

      We have four reportable pharmaceutical segments comprising our pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, we have a research and development division (formerly Ribapharm). The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.

	Revenue

	2003	2002	2001

	(In thousands)
Pharmaceuticals:
North America	$99,074	$90,011	$134,580
Latin America	136,008	135,527	128,218
Europe	232,031	189,925	171,210
Asia, Africa, Australia	51,358	51,346	49,826

Total pharmaceuticals	518,471	466,809	483,834
Royalties	167,482	270,265	136,989

Total revenues	$685,953	$737,074	$620,823

Cost of goods sold	$184,669	$157,013	$149,554
Gross profit margin on product sales	64%	66%	69%

     Year Ended December 31, 2003 Compared to 2002

      Pharmaceutical Revenues: Overall, we experienced an increase in sales of pharmaceutical products of $51,662,000 (11%) for the year ended December 31, 2003 over the same period in 2002. Foreign currency contributed 22,105,000 on a net basis to the increase in overall product sales primarily due to the increase in the value of the Euro over the U.S. Dollar. Sales from our seven global brands increased $25,967,000 (28%) for the year ended December 31, 2003 over the same period in 2002, with 34% of this increase being attributed to increased sales of Mestinon worldwide. Generic competition entered the market in 2003 against Mestinon in the United States, but we continue to benefit by patent protection in Europe and the rest of the world. Over the next several years we expect to see industry level growth of between 5 and 10 percent per year in pharmaceutical revenues excluding increases due to product acquisitions. We expect to see continued generic and other competition against our products in 2004 and beyond and we expect to see continued pricing challenges through price controls in Europe and the rest of the world as governments take steps to reduce their overall costs of healthcare.

      In our North America pharmaceuticals segment, revenues for the year ended December 31, 2003 were $99,074,000 compared to $90,011,000 for the same period of 2002, an increase of $9,063,000 (10%). The increase is primarily due to the completion of an inventory reduction program at our wholesalers in 2003, which we began in June 2002 and completed in April 2003. This resulted in higher sales volume, especially in dermatological products and Mestinon. The growth in revenues is also attributable to product price increases in the U.S.

      In our Latin America pharmaceuticals segment, revenues for the year ended December 31, 2003 were $136,008,000 compared to $135,527,000 for the same period of 2002, an increase of $481,000. Revenues in Latin America were affected by an 8% decrease in the value of currencies in the region aggregating $11,316,000. Excluding the impact of currencies compared to the U.S. dollar, revenues in Latin America increased by 9%, with approximately 6% of the increase being due to price increases throughout the region. Additionally, revenues in 2003 benefited by volume increases in various products.

      In our Europe pharmaceuticals segment, revenues for the year ended December 31, 2003 were $232,031,000 compared to $189,925,000 for the same period of 2002, an increase of $42,106,000 (22%). The increase in the value of currencies in the region as compared to the U.S. Dollar contributed $26,533,000 (63%) to the increase in revenues in the region. Additionally, excluding the effect of currencies, revenues in

Poland increased $10,003,000 and revenues in Spain increased $3,083,000 primarily due to price increases and new product launches. Revenues in 2003 were negatively affected by the impact of German health care reform, reference-pricing litigation in Spain and price controls in Italy.

      In our Asia, Africa and Australia, or AAA, pharmaceuticals segment, revenues for the year ended December 31, 2003 were $51,358,000 compared to $51,346,000 for the same period of 2002, an increase of $12,000. Revenues in AAA were affected by an increase in the value of currencies in the region of $4,202,000, offset by lower sales volume in several products including Fefol®, Coracten® and Reptilase®. Reptilase sales were negatively impacted by licensing and renewal issues, which were resolved in the fourth quarter of 2003.

      Royalties: Royalty revenues in 2002 and 2001 represent amounts earned under the license and supply agreement with Schering-Plough, and for fiscal 2003, under a license agreement with Roche in addition to the license and supply agreement with Schering-Plough. Under the license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C.

      In January 2003, we reached an agreement with Roche on a settlement of pending patent disputes over Roche’s combination antiviral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement include a license by us of ribavirin to Roche. The license authorizes Roche to make or have made and to sell Copegus under our patents in combination with interferon alfa or pegylated interferon alfa. Roche pays royalty fees to us on all sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa.

      Royalties for the year ended December 31, 2003 from Schering-Plough and Roche were $167,482,000 compared to $270,265,000 for the same period of 2002, a decrease of $102,783,000 (38%). The decrease in royalties include the effects of increasing competition between Schering-Plough and Roche, and Schering-Plough’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to us by Schering-Plough. We expected to also experience the impact of generic competition in the United States during the last half of 2003, but the U.S. Food and Drug Administration (FDA) did not grant approval for generic entrants by the year end. We continue to believe that approval of a generic form of oral ribavirin is imminent in the U.S. and that the impact of this approval will be a continued erosion of the royalty amount from sales in the United States. Royalties from sales of oral ribavirin outside the United States represent over half of total royalties for the year ended December 31, 2003.

      Gross Profit: Gross profit on product sales decreased to 64% for the year ended December 31, 2003 compared to 66% in 2002. The decrease in gross profit is primarily due to costs related to our manufacturing rationalization project incurred in 2003. These costs reflect the impact of accelerated depreciation charges of $1,609,000 and severance charges of $2,400,000 associated with the rationalization effort.

      Selling Expenses: Selling expenses were $166,707,000 for the year ended December 31, 2003 compared to $164,103,000 for the same period in 2002, an increase of $2,604,000 (2%). The increase reflects our increased promotional efforts, mainly in Europe of $7,004,000 primarily related to the launch of Dermatix and the impact of changes in currencies, partially offset by a decrease in selling expenses in our North America pharmaceuticals segment of $2,650,000.

      General and Administrative Expenses: General and administrative expenses were $111,532,000 for the year ended December 31, 2003 compared to $366,530,000 for the same period in 2002, a decrease of $254,998,000 (70%). Included in general and administrative expenses for the year ended December 31, 2002, are non-recurring and other unusual charges of $239,965,000, which primarily include: stock compensation costs related to the change of control under our Option Plan ($61,400,000); severance costs ($54,216,000); incentive compensation costs related to the accelerated vesting of restricted stock upon the change of control under our Long-Term Incentive Plan ($12,022,000); executive and director bonuses paid in connection with Ribapharm’s public offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); the write-down of certain assets

($15,045,000); costs incurred in the 2002 proxy contest ($9,850,000); and environmental related expenses ($8,298,000).

      The remaining decrease of $15,033,000 reflects a reduction in corporate general and administrative expenses of $22,458,000, which is mainly attributable to a decrease in legal expenses in 2003 and expenses incurred in the year ended December 31, 2002 related to severance costs, stock compensation and other charges other than those described above. The decrease was partially offset by an increase of $7,793,000 in Ribapharm’s general and administrative expenses partially related to legal and professional fees incurred by Ribapharm in connection with the Ribapharm acquisition.

      Research and Development: Research and development expenses for the year ended December 31, 2003 were $45,286,000 compared to $49,531,000 for the same period in 2002. The decrease is primarily attributable to the timing of costs associated with the clinical trials of Viramidine and remofovir (formerly referred to as Hepavir B). It is expected that research and development expenses will increase significantly in 2004 and into 2005 as we have initiated Phase 3 studies in parallel with the completion of Phase 2 studies of Viramidine and progress continues with the clinical trials of remofovir.

      Acquired In-Process Research and Development: In the year ended December 31, 2003, we incurred an expense of $117,609,000 associated with IPR&D related to the Ribapharm acquisition that occurred in August 2003. The amount expensed as IPR&D represents our estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

      Amortization Expense: Amortization expense for the year ended December 31, 2003 was $38,577,000 compared to $30,661,000 for the same period in 2002. The increase is primarily related to amortization of intangibles related to the Ribapharm acquisition of $6,911,000. Amortization of these intangibles will incrementally increase amortization expense by $11,380,000 in 2004.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange, resulted in a gain of $4,727,000 for the year ended December 31, 2003, compared to a gain of $8,707,000 for the same period in 2002. In 2003, translation gains principally consisted of translation and exchange gains in Europe and AAA of $9,028,000 partially offset by translation and exchange losses in Canada of $4,450,000. Our translation and exchange losses are primarily related to U.S. dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.

      Gain on Sale of Subsidiary Stock: In April 2002, we sold, through an underwritten public offering, 29,900,000 shares of common stock representing 20% of the total outstanding common stock of Ribapharm. In connection with the Ribapharm offering, we received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs in the year ended December 31, 2002.

      Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt for the year ended December 31, 2003 was $12,803,000 compared to $25,730,000 for the same period of 2002. In 2003, the entire loss on early extinguishment of debt related to the repurchase of $139,589,000 principal amount of our 6 1/2% convertible subordinated notes due 2008. In 2002, we recorded a loss on early extinguishment of debt of $43,268,000 related to a tender and consent solicitation for all of our outstanding 8 3/4% senior notes due 2008, partially offset by a gain on early extinguishment of debt of $17,538,000 on the repurchase of $59,410,000 principal amount of the 6 1/2% convertible subordinated notes due 2008.

      Interest Expense and Income: Interest expense during the year ended December 31, 2003 decreased $6,711,000 compared to the same period in 2002. The decrease was due to repurchases of our 6 1/2% convertible notes in 2003 and 2002 and the redemption of our 8 3/4% senior notes in 2002. Due to the completion of our offering of $240,000,000 of 3.0% convertible notes, $240,000,000 of 4.0% convertible notes and $300,000,000 of 7.0% senior notes in November and December of 2003, we expect our interest expense to increase in 2004. Interest income increased $3,244,000 during the year ended December 31, 2003 as compared to 2002. Interest income in 2003 includes $2,287,000 of interest received from the favorable arbitration verdict of the indigent patient dispute with Schering-Plough.

      Income Taxes: Our effective income tax rate for the year ended December 31, 2003 was a negative 287% compared to 42% for the same period in 2002. Our negative effective tax rate for 2003 was primarily due to the pre-tax loss resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm acquisition, which is not deductible for tax purposes. Excluding the effect of the acquired IPR&D write-off, the 2003 effective tax rate would have been 38%, which is higher than the U.S. statutory rate of 35% due to non-deductible expenses primarily incurred in connection with the Ribapharm tender offer, net operating loss adjustments, and state tax and other items, partially off-set by lower tax rates in foreign tax jurisdictions. The effective tax rate for 2002 includes non-deductible expenses incurred and losses incurred by foreign subsidiaries for which we received no tax benefit.

      Minority Interest: Minority interest was $11,763,000 and $17,730,000 for the years ended December 31, 2003 and 2002, respectively. Minority interest primarily relates to the minority shareholders’ portion of the net income of Ribapharm. In connection with the Ribapharm acquisition, Ribapharm became a wholly owned subsidiary of us and we no longer record minority interest related to Ribapharm.

      Income(loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations relating to our Russian pharmaceuticals segment, biomedicals segment, raw materials businesses and manufacturing capabilities in Central Europe and photonics business (in 2002) was income of $9,346,000 for the year ended December 31, 2003 compared to a loss of $197,288,000 for the same period in 2002. In the year ended December 31, 2003, we recorded income from actual discontinued operations of $2,764,000 primarily related to our Russian pharmaceuticals segment and the biomedicals segment, partially offset by losses incurred in the Central Europe businesses. The Russian pharmaceutical segment and the biomedicals segment were sold in 2003 for a net gain on disposal of discontinued operations of $15,450,000, partially offset by additional impairment losses on the Central Europe businesses of $6,732,000. The loss for 2002 includes a net loss on disposal of discontinued operations of $160,010,000 due to impairments on our Russian pharmaceuticals business, photonics business and Circe and a net loss from actual discontinued operations of $37,278,000.

     Year Ended December 31, 2002 Compared to 2001

      Pharmaceutical Revenues: In our North America pharmaceuticals segment, revenues for the year ended December 31, 2002 were $90,011,000 compared to $134,580,000 for the same period of 2001, a decrease of $44,569,000 (33%). The decrease in 2002 sales was primarily due to reduced sales to wholesalers beginning in the second quarter of 2002 under our inventory reduction program with wholesalers, and our decision to reduce shipments of our Mestinon® product in anticipation of the possibility of generic competition.

      In our Latin America pharmaceuticals segment, revenues for the year ended December 31, 2002 were $135,527,000 compared to $128,218,000 for the same period of 2001, an increase of $7,309,000 (6%). The increase was primarily due to an increase in sales in Mexico of $13,836,000, which included an increase in sales of Bedoyecta® and Virazole® of $6,120,000. The increase in sales was partially offset by an aggregate 13% devaluation in currencies in the region.

      In our Europe pharmaceuticals segment, revenues for the year ended December 31, 2002 were $189,925,000 compared to $171,210,000 for the same period of 2001, an increase of $18,715,000 (11%). The increase was primarily due to an increase in sales in Italy and Germany of $9,912,000, primarily due to new product acquisitions, and an increase in sales in Poland of $6,531,000.

      In the Asia, Africa and Australia, or AAA pharmaceuticals segment, revenues for the year ended December 31, 2002 were $51,346,000 compared to $49,826,000 for the same period of 2001, an increase of $1,520,000 (3%).

      Royalties: Royalties for the year ended December 31, 2002 were $270,265,000 compared to $136,989,000 for the same period of 2001, an increase of $133,276,000 (97%). Revenues for 2002 are net of approximately $9,829,000 for estimated rebates and price concessions related to current period sales of ribavirin that are projected to be paid in subsequent periods. The increase is due to the launch in the United States of pegylated interferon alfa-2b and ribavirin combination therapy by Schering-Plough in October 2001 and the launch in Japan of ribavirin and interferon alfa-2b combination therapy by Schering-Plough in December 2001.

      Gross Profit: Gross profit margin on product sales from continuing operations decreased from 69% for the year ended December 31, 2001, to 66% for the same period of 2002. The decrease in gross profit was primarily due to reduced sales of higher margin products in the North America pharmaceuticals segment, which lowered our overall gross profit margin.

      Selling Expenses: Selling expenses were $164,103,000 for the year ended December 31, 2002 compared to $137,938,000 for the same period in 2001, an increase of $26,165,000 (19%). The increase reflects increased selling and advertising expenses incurred throughout all regions to promote our products in 2002.

      General and Administrative Expenses: General and administrative expenses were $366,530,000 for the year ended December 31, 2002, compared to $81,065,000 for the same period in 2001, an increase of $285,465,000. Included in general and administrative expenses for the year ended December 31, 2002, were non-recurring and other unusual charges of $239,965,000, which primarily included stock compensation costs related to the change of control under our Amended and Restated 1998 Stock Option Plan ($61,400,000); severance costs related to cash severance payments to former executives, and employee severance benefits ($54,216,000); incentive compensation costs related to the acceleration of vesting of restricted stock upon the change of control ($12,022,000); executive and director bonuses paid in connection with the Ribapharm offering ($47,839,000); professional fees related to the Ribapharm offering ($13,000,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); the write-down of certain assets ($15,045,000); costs incurred in the proxy contest ($9,850,000); and environmental related expenses ($8,298,000). During the year ended December 31, 2001, we recorded non-recurring and other unusual charges of $4,034,000, related to the 2001 proxy contest.

      The remaining increase excluding non-recurring items of $45,500,000 reflects increased legal and professional fees of $19,784,000, a compensation charge of $2,968,000 for the exercise of stock options, severance costs of $3,664,000, the write-off of deferred acquisition costs of $2,356,000, higher general and administrative expenses at Ribapharm of $7,907,000, the write-down of assets of $2,696,000 and expenses of $3,391,000 related to our headquarters in Basel, Switzerland.

      Research and Development: Research and development expenses for the year ended December 31, 2002 were $49,531,000, compared to $28,706,000 for the same period in 2001, an increase of $20,825,000. The increase reflected our expanded and intensified research and development efforts, primarily in the areas of antiviral and anticancer drugs. We increased spending on the antiviral drug Viramidine, which was in Phase 1 clinical trials, and on the antiviral drug remofovir (formerly referred to as Hepavir B), which was in Phase 1 clinical trials in Europe. Additionally, we increased research and development expenses on other initiatives, including work on anti-hepatitis C, anti-hepatitis B and anticancer compounds.

      Other (Income) Loss, Net Including Translation and Exchange: Other (income) loss, net including translation and exchange was a gain of $8,707,000 for the year ended December 31, 2002 compared to a gain of $3,084,000 for the same period in 2001. In the year ended December 31, 2002, we recorded translation gains related to our dollar denominated net assets in Latin America of $6,004,000 and $1,521,000 related to the AAA operations. In the same period of 2001, we recorded other income in connection with the licensing of LevovirinTM to Roche offset by translation and exchange losses of $1,916,000 primarily related to the AAA operations.

      Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt for the year ended December 31, 2002 was $25,730,000 compared to $32,916,000 for the same period of 2001. In 2002, we recorded a loss on extinguishment for debt of $43,268,000 in connection with a tender offer and consent solicitation for all of the outstanding 8 3/4% Senior Notes due 2008, which was partially offset by a gain on early extinguishment of debt of $17,538,000 on the repurchase of $59,410,000 principal amount of 6 1/2% Convertible Subordinated Notes due 2008. In 2001, we recorded a loss on extinguishment of debt of $32,916,000 related to the redemption and repurchase of our 8 3/4% Senior Notes due 2008 and our 9 1/4% Senior Notes due 2005.

      Interest Income and Expense: Interest expense during the year ended December 31, 2002 decreased $12,809,000 compared to the same period in 2001. The decrease was the result of the repurchase of $194,611,000 of 8 3/4% Senior Notes due 2008 in April 2002 and repurchases and redemption of our 9 1/4% Senior Notes due 2005 and 8 3/4% Senior Notes due 2008 which occurred throughout 2001, partially offset by the interest expense incurred on the 6 1/2% Convertible Subordinated Notes due 2008 issued in July 2001. Interest income decreased from $9,473,000 in 2001 to $5,644,000 in 2002, as a result of the decrease in cash balance and the decline in interest rates during 2002 as compared to the same period of 2001.

      Income Taxes: Our effective income tax rate for the year ended December 31, 2002 was 42% compared to 35% for 2001. The increase in our effective tax rate was primarily from non-deductible expenses we incurred in 2002, a shift in the mix of earnings to higher tax rate jurisdictions and losses incurred by foreign subsidiaries for which we currently receive no tax benefit. In connection with the public offering of Ribapharm, we utilized our capital loss carry forwards of $72,736,000 and a portion of our net operating loss carry forwards to partially offset the impact of the taxable gain.

      Loss from Discontinued Operations, Net of Taxes: Loss from discontinued operations relates to our Russian pharmaceuticals segment, biomedicals segment, photonics business, raw materials businesses and manufacturing capabilities in Hungary and the Czech Republic and Circe unit and was $197,288,000 for the year ended December 31, 2002 compared to $12,417,000 for the same period in 2001. The loss for 2002 included a loss on disposal of $160,010,000, net of taxes of $48,193,000, which reflected impairment charges for the write-down of assets to their fair market values less costs of disposal. Excluding impairment charges, the loss from discontinued operations for the year ended December 31, 2002 was $37,278,000. The increase in loss on discontinued operations for 2002 was primarily due to increased losses in the photonics business and raw materials businesses and manufacturing capabilities in Hungary and the Czech Republic.

      Cumulative Effect of Change in Accounting Principle: During 2002, we completed the transitional impairment test required by SFAS 142. As a result, we recorded an impairment loss of $25,332,000, which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $872,056,000 at December 31, 2003 compared to $245,184,000 at December 31, 2002. Working capital was $975,368,000 at December 31, 2003 compared to $397,070,000 at December 31, 2002. The increase in working capital of $578,298,000 is primarily attributable to an increase in cash and cash equivalents of $626,872,000, which was a result of the net cash proceeds from the issuance of debt of $714,926,000 and cash proceeds of $113,000,000 received in connection with the sale of the Russian pharmaceuticals business and the Dosimetry business. The increase in cash was partially offset by the use of cash in the acquisition of Ribapharm of $186,879,000.

      Cash provided by operating activities continues to be our primary recurring source of funds in 2003. During the year ended December 31, 2003, cash provided by operating activities totaled $189,148,000, compared to cash provided by operating activities of $22,530,000 in 2002. The increase in cash provided by operating activities is primarily due to certain non-recurring and other unusual cash payments in 2002. Those cash payments included cash paid for the compensation costs related to the change of control under our Option Plan ($61,400,000), costs incurred in the 2002 proxy contest ($9,850,000), professional fees related to Ribapharm ($13,000,000) and executive and director bonuses paid in connection with the Ribapharm offering ($47,839,000). Excluding these items, cash provided by operating activities was $154,619,000 in 2002.

      Cash (used in) provided by investing activities was $(104,658,000) for the year ended December 31, 2003 compared to $222,053,000 for the same period in 2002. In 2003, net cash used in investing activities consisted of payments for the acquisition of license rights, product lines and businesses of $192,923,000 primarily related to the Ribapharm acquisition and capital expenditures of $17,606,000 partially offset by investing activities in discontinued operations of $104,615,000 primarily related to net proceeds from the sale of the Russian pharmaceuticals segment and the Dosimetry business. In 2002, net cash provided by investing activities consisted of proceeds from the sale of subsidiary stock of $276,611,000 partially offset by the acquisition of license rights, product lines and businesses of $37,164,000 and payments for capital expenditures of $19,420,000.

      Cash provided by (used in) financing activities totaled $531,365,000 for the year ended December 31, 2003, including proceeds from the issuance of long-term debt and notes payable of $714,926,000, partially offset by payments on long-term debt and notes payable of $158,920,000 and cash dividends paid on common stock of $26,005,000. In 2002, cash used in financing activities totaled $318,074,000 including payments on long-term debt and notes payable of $273,754,000, principally consisting of the repurchase of $194,611,000 principal of our outstanding 8 3/4% Senior Notes due 2008 and the repurchase of $59,410,000 principal of our 6 1/2% convertible subordinated notes due 2008 (the “6 1/2% Notes”) the repurchase of an aggregate 1,146,000 shares of our common stock for $31,955,000 and cash dividends paid on common stock of $25,520,000, partially offset by proceeds from the exercise of employee stock options of $13,490,000.

      During the fourth quarter of 2003, we offered $780,000,000 aggregate principal amount of additional debt in connection with our refinancing strategy. The purpose of our refinancing strategy is to reduce the average interest rate on our borrowings, extend maturities and reduce potential dilution from our convertible debt due to an increase in our stock price. We intend to use a portion of the net proceeds of these offerings to retire, pursuant to privately negotiated transactions, open market purchases, or otherwise, all of the 6 1/2% Notes. Any remaining amount will be used for general corporate purposes, including potential acquisitions. As of December 31, 2003, we had $326,001,000 principal amount of the 6 1/2% Notes outstanding, which are not redeemable by us prior to July 21, 2004.

      On November 19, 2003, we completed an offering of $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 and $240,000,000 aggregate principal amount of our 4.0% Convertible Subordinated Notes due 2013 (collectively the “3.0% and 4.0% Notes”) for net proceeds of $419,920,000. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. The 3.0% and 4.0% Notes are convertible into 15,184,128 shares of our common stock at a conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to anti-dilution adjustments. Upon conversion we will have the right to satisfy our conversion obligations by delivering, at our option, either shares of our common stock, cash or a combination thereof.

      We used $42,880,000 of the proceeds of the 3.0% and 4.0% Notes offering to enter into a convertible note hedge and written call option transactions with respect to 12,653,440 shares of our common stock. The convertible note hedge is intended to reduce the potential dilution from conversion on $400,000,000 principal amount of the 3.0% and 4.0% Notes by effectively increasing the conversion price per share to $39.52. On November 24, 2003, we used proceeds from the offering to retire $139,589,000 aggregate principal amount of our 6 1/2% Notes.

      On December 9, 2003, we issued $300,000,000 aggregate principal amount of 7.0% senior notes due 2011 (the “7.0% Notes”) for net proceeds of $295,006,000. Interest on the 7.0% Notes is payable semi-annually on June 15 and December 15 of each year. The indenture governing the 7.0% Notes include certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets or the ability to consolidate or merge with another entity, subject to qualifications and exceptions.

      In 2004, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Notes. The interest rate on the swap will be variable at libor plus 2.41%. The effect of this transaction is to lower our effective rate on that portion outstanding 7.0% Notes. On a prospective basis, the effective rate will float and correlate to the variable interest earned on our cash held. We have previously stated that we expect to retain minimum cash levels of between $100,000,000 and $150,000,000. We also expect to further reduce our interest expense in 2004 by repurchasing or redeeming the balance of our outstanding 6 1/2 convertible subordinated notes due 2008 by July 2004.

      We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through December 31, 2004, to repurchase the remaining amount of our 6 1/2% Notes and to fund anticipated acquisitions, capital expenditures and our research and development program. While we have no current intent to issue additional debt or equity securities, we may also seek additional debt financing or issue additional equity securities to finance future acquisitions. We fund our cash requirements primarily from cash provided by our operating activities. Our sources of liquidity are our cash and cash equivalent balances and our cash flow from operations.

      In February 2004, we acquired Amarin Pharmaceuticals, Inc. and all of its U.S. products from its parent, Amarin Corporation, plc. Under the terms of the transaction, we paid $38,000,000 in cash at the closing for the rights to Amarin’s product portfolio, which includes Permax and a primary care portfolio with a broad range of indications. We also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the U.S. Food and Drug Administration (“FDA”) for Zelapar, subject to the completion of two safety studies, which Amarin will fund and expects to complete in 2004. The agreement calls for Valeant to make additional milestone payments of up to $8,000,000 to Amarin based on the successful completion of the studies and final approval by the FDA of Zelapar. In addition, Valeant will make a milestone payment of $10,000,000 to the developer of Zelapar upon the attainment of specified sales thresholds.

      Competition from generic pharmaceutical companies could have a material negative impact on our future royalty revenue. With respect to Schering-Plough, royalties will be affected by the likelihood of reduced sales by Schering-Plough as well as a reduction in the effective royalty rate per the license agreement. With respect to Roche, under the license agreement, introduction of generics in any market will eliminate the obligation of Roche to pay royalties for sales in that market. See Note 13 of our Notes to Consolidated Financial Statements regarding “Commitments and Contingencies — Generic Litigation.”

      While we have historically paid quarterly cash dividends, there can be no assurance that we will continue to do so in the future.

      We evaluate the carrying value of our inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price we expect to obtain for our products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We also evaluate the collectibility of our receivables on a regular basis. Our methodology for establishing the allowance for bad debts varies with the regions in which we operate. The allowance for bad debts is based upon specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. As of December 31, 2003, we believe that adequate provision has been made for inventory obsolescence and for anticipated losses on uncollectible accounts receivable.

      We currently have no insurance with respect to product liability claims arising in the United States. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against us, a substantial claim, if successful, could have a negative impact on our liquidity and financial performance. We have in place worldwide clinical trial insurance.

      In February 2004, we acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. and all of its U.S. product rights. One of the products purchased is subject to settled and pending product liability litigation. In connection with the acquisition, we acquired product liability insurance for this product, which we will continue to provide for.

     Contractual Obligations

      The following table sets forth our contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations:
Long-term debt obligations:
7.0% Senior Notes due 2011	$300,000	$—	$—	$—	$300,000
3.0% Convertible Subordinated Notes due 2010	240,000	—	—	—	240,000
4.0% Convertible Subordinated Notes due 2013	240,000	—	—	—	240,000
6.5% Convertible Subordinated Notes due 2008	326,001	—	—	326,001	—
Other long-term debt	13,483	236	444	444	12,359
Lease obligations	8,035	2,433	3,281	1,046	1,275
Notes payable	1,107	1,107	—	—	—

Total cash obligations	$1,128,626	$3,776	$3,725	$327,491	$793,634

      The 6 1/2% Notes are due in 2008, however, we anticipate redeeming them in July of 2004 at a price of 103.714%.

      We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in the previous table. We have no material commitments for purchases of property, plant and equipment and we expect that for 2004, such expenditures will approximate $40 to $45 million.

Products in Development

      We expect our research and development expenses to increase in the future, of which a large percentage will be to support the continuing product development programs for Viramidine and remofovir (formerly referred to as Hepavir B). We expect that for 2004, we will spend approximately $35 to $40 million on the product development programs for Viramidine and remofovir.

      For Viramidine, we are in the process of conducting a Phase 2 study of 180 patients. This study began in 2003 and will continue into 2004. The study included an interim analysis performed on the first 160 patients who received at least 12 weeks of therapy. In the second half of 2003, protocols for two Phase 3 Viramidine studies were developed. We decided to initiate the Phase 3 studies of Viramidine, prior to the completion of the Phase 2 clinical trials. Each of the two Phase 3 studies will be conducted on a global basis, and will consist of approximately 100 investigator sites and approximately 1,000 enrolled patients. The studies will compare Viramidine and ribavirin, each in conjunction with a pegylated interferon. The first of the two global studies, known as VISER 1, began enrollment in the fourth quarter of 2003. The second study, known as VISER 2, is expected to begin in the second half of 2004. Our external research and development expenses for Viramidine were approximately $18,800,000 from inception through December 31, 2003.

      For remofovir, we have completed two Phase 1 clinical trials in 47 healthy volunteers. Remofovir is currently being evaluated in a third Phase 1 study, which is structured as a 28 day, randomized, placebo-controlled, double-blind, dose-escalation clinical trial in up to 40 hepatitis B patients in the U.S. The results of this U.S. Phase 1 study are expected in early 2004. Further, a fourth Phase 1 multiple dose study in Taiwan completed enrollment in January 2004. A 48-week dose-ranging Phase 2 study is expected to begin in Asia in the second quarter of 2004. Our external research and development expenses for remofovir were approximately $13,100,000 (including a milestone payment of $1,100,000) from inception through December 31, 2003.

Foreign Operations

      Approximately 65% and 54% of our revenues from continuing operations for the year ended December 31, 2003 and 2002, respectively, were generated from operations outside the United States. All our foreign operations are subject to risks inherent in conducting business abroad. See “Risk Factors”.

Inflation and Changing Prices

      We experience the effects of inflation through increases in the costs of labor, services and raw materials. We are subject to price control restrictions on our pharmaceutical products in the majority of countries in which we operate. While we attempt to raise selling prices in anticipation of inflation, we operate in some markets which have price controls that may limit our ability to raise prices in a timely fashion. Future sales and gross profit will be reduced if we are unable to obtain price increases commensurate with the levels of inflation.

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires the recognition of a liability at fair value, by a guarantor, at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, while the initial recognition and measurement provisions are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We have adopted the disclosure requirements of FIN 45. However, we have not issued or modified any material guarantees since December 31, 2002.

      In January 2003, we adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred rather than when a commitment to an exit plan is made. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

      In January 2003, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of FASB Statement No. 123. SFAS No. 148 provides alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. We will continue to account for stock-based compensation using the intrinsic value method and have adopted the disclosure requirements of SFAS No. 148.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the standard during the first quarter of 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and review our risk management policy to manage these risks to an acceptable level, based on our judgment of the appropriate trade-off between risk, opportunity and costs. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. We seek to manage our foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in the U.S. Dollar and through operational means by managing local currency revenues in relation to local currency costs. We are currently taking steps to mitigate the impact of foreign currency on the income statement, which include hedging our foreign currency exposure. In March 2004, we entered into a foreign currency hedge transaction to reduce our exposure to variability in the Euro.

      In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis.

      Interest Rate and Currency Risks: We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At December 31, 2003, we had $13,483,000 of foreign denominated variable rate debt that would subject us to both interest rate and currency risks. As of December 31, 2003, we do not use any derivatives or similar instruments to manage our interest rate or currency risk. Subsequent to year-end, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Notes. A 100 basis-point increase in interest rates affecting our financial instruments would have an immaterial effect on our year end 2003 pretax earnings. In addition, we currently have $1,106,001,000 of fixed rate debt that require U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to the risk of changes in the value of certain currencies relative to the U.S. Dollar. However, the increase of a 100 basis-point in interest rates would reduce the fair value of our fixed-rate debt instruments by approximately $67,300,000 as of December 31, 2003.

Forward-Looking Statements

      Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K constitute “forward-looking statements.” In addition, you may identify forward-looking statements by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, which could cause actual results to differ materially from those anticipated by the Company’s management. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of future events.

Risk Factors

      The short and long-term success of the Company is subject to a variety of risks and uncertainties, many of which are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. The Company’s actual results could differ materially from those anticipated in this report as a result of various factors, including those set forth below.

If we cannot successfully develop or obtain future products, our growth may be delayed.

      Our future growth will depend, in large part, upon our ability to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active research and development program involving compounds owned by us or licensed from others which we may commercially develop in the future. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to develop or acquire new products, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. It may be necessary for us to enter into other licensing arrangements, similar to our arrangements with Schering-Plough and F. Hoffman-LaRoche Ltd., or Roche, with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.

      On November 6, 2003, we announced that we were commencing Phase 3 clinical trials of Viramidine. There can be no assurance that our clinical trials for Viramidine will be successful, that we will be granted approval to market Viramidine for the indication we are seeking or that Viramidine will be a commercially successful product. Additionally, there is the potential for product liability claims from patients participating in the clinical trials in the event a participant is harmed by the product. We currently maintain clinical trial insurance. There is no assurance, however, that such insurance will be sufficient to cover all claims.

Likelihood of imminent introduction of generic products puts ribavirin royalties at risk and may impact our ability to finance research and development activities.

      Royalty revenues earned under our ribavirin license agreements with Schering-Plough and Roche represent an important source of revenues to us. Schering-Plough markets ribavirin for use in combination with its interferon product under the trade name “Rebetol” as a therapy for the treatment of hepatitis C, and Roche markets ribavirin for use in combination with its interferon product under the name “Copegus.” Under the terms of their license agreements, Schering-Plough and Roche each have sole discretion to determine the pricing of ribavirin and the amount and timing of resources devoted to their respective marketing of ribavirin.

      Competition from generic pharmaceutical companies could have a material negative impact on our future royalty revenue. With respect to Schering-Plough, royalties will be affected by the likelihood of reduced sales by Schering-Plough as well as a reduction in the effective royalty rate per the license agreement. With respect to Roche, under the license agreement, introduction of generics in any market will eliminate the obligation of Roche to pay royalties for net sales in that market. Our research and development activities are largely funded by the royalties received from Schering-Plough and Roche.

      Three generic pharmaceutical companies filed Abbreviated New Drug Applications, or ANDAs, with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. We commenced litigation to prevent the marketing of a generic form of ribavirin in the U.S. District Court for the Central District of California. In July 2003, the court issued a memorandum of decision and order granting the defendants their motion for summary judgment of non-infringement of the asserted patents in the suit brought by us.

      This decision did not rule on the motion for summary judgment that the patents are invalid. This ruling permits the FDA to approve these generic companies’ ANDAs, in their discretion.

      Given the current status of filings with the FDA, including pending generic drug applications and a related Citizen Petition submitted by Ribapharm challenging those applications, generic competition in the U.S. may be imminent. Additionally, our royalty revenues have declined during 2003 due to increasing competition between Schering-Plough and Roche, Schering-Plough’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels. We expect this revenue trend to continue prior to the introduction of generic competition for the sale of ribavirin in the U.S. Although our financial planning has included an expectation that generic competition for ribavirin in the U.S. would, a greater-than-expected erosion of royalties from the U.S., or a significant decrease in royalties from expected levels for markets other than the U.S., could require us to reduce research and development expenditures and other activities.

      Various parties are opposing Ribapharm’s ribavirin patents in actions before the European Patent Office, and Ribapharm is responding to these oppositions. While data exclusivity for the combination therapies marketed by Schering-Plough and Roche is scheduled to continue in the major markets of the European Union until 2009 for Schering-Plough and 2012 for Roche, regulatory approvals and schemes may change and/or studies regarding ribavirin in combination with interferon may be replicated, allowing earlier introduction of generics into such markets.

If our focus on the development of Viramidine does not result in an approved and commercially successful product, our business could be adversely affected.

      We focus our research and development activities on areas in which we have particular strengths, particularly antivirals. The outcome of any development program is highly uncertain. Although Viramidine appears promising and has advanced to Phase 3 clinical trials, it may yet fail to yield a commercial product. Success in preclinical and early stage clinical trials may not necessarily translate into success in large-scale clinical trials. Further, to be successful in clinical trials, increased investment will be necessary, which will adversely affect short-term profitability.

      In addition, we will need to obtain and maintain regulatory approval in order to market Viramidine. Even if Viramidine appears promising in large-scale Phase 3 clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market the product. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may suffer a significant variation from planned revenue as a result.

Third parties may be able to sell generic forms of our products or block our sales of our products if our intellectual property rights or data exclusivity rights do not sufficiently protect us; patent rights of third parties may also be asserted against us.

      Our success depends in part on our ability to obtain and maintain meaningful exclusivity protection for our products and product candidates throughout the world via patent protection and/or data exclusivity protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We will be able to protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, effectively maintained as trade secrets or are protected by data exclusivity. However, our currently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties from producing generic substitutes for our products. Lastly, data exclusivity schemes vary from country to country and may be limited or eliminated as governments seek to reduce pharmaceutical costs by increasing the speed and ease of approval of generic products.

      In order to protect or enforce patent and/or data exclusivity rights, we may initiate patent litigation against third parties, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property and data exclusivity actions are costly and divert technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings, resulting in a finding of non-infringement or invalidity of our patents, or a lack of protection via data exclusivity, may allow entry of generic substitutes for our products.

      Furthermore, because of the substantial amount of discovery required in connection with such litigation, there is a risk that some of our confidential information could be compromised by disclosure during such litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our securities.

      Ribapharm’s patents in the U.S. are the subject of litigation, and the most recent ruling by the court in the ribavirin-related litigation with generic drug companies was not in our favor. See “Likelihood of imminent introduction of generic products puts ribavirin royalties at risk and may impact our ability to finance research and development activities,” above.

      Ribapharm has limited patent rights in selected countries of the European Union, Switzerland and Japan relating to the antiviral use of ribavirin. These patents are currently scheduled to expire by 2005, although Ribapharm is seeking to extend these patents until 2010. Ribapharm may not be able to have these patents extended.

      The existence of a patent will not necessarily protect us from competition. Competitors may successfully challenge our patents, produce similar drugs that do not infringe our patents or produce drugs in countries that do not respect our patents.

      No patent can protect its holder from a claim of infringement of another patent. Therefore, our patent position cannot and does not provide an assurance that the manufacture, sale or use of products patented by us could not infringe a patent right of another.

      While we know of no actual or threatened claim of infringement that would be material to us, there can be no assurance that such a claim will not be asserted. If such a claim is asserted, there can be no assurance that the resolution of the claim would permit us to continue producing the relevant product on commercially reasonable terms.

Obtaining necessary government approvals is time consuming and not assured.

      FDA approval must be obtained in the U.S. and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Numerous requirements must be satisfied, including preliminary testing programs on animals and subsequent clinical testing programs on humans, to establish product safety and efficacy. No assurance can be given that we will obtain approval in the U.S., or any other country, of any application we may submit for the commercial sale of a new or existing drug or compound. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations that could affect profitability, or that those drugs or compounds will be commercially successful.

      The FDA and other regulatory agencies in other countries also periodically inspect manufacturing facilities both in the U.S. and abroad. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products, refusal to renew marketing applications, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent or delay us from obtaining future regulatory approvals or jeopardize existing approvals.

Difficulties with acquisitions could materially impact our future growth.

      We intend to pursue a strategy of targeted expansion through the acquisition of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations. There can be no assurance that we will successfully complete or finance any future acquisition or investment or that any acquisitions that we do complete will be completed at prices or on terms that prove to be advantageous to us. The success or failure in integrating the operations of companies that we have acquired or may acquire in the future may have a material impact on our future growth and success.

If competitors develop vaccines or more effective or less costly drugs for our target indications, our business could be seriously harmed.

      The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Ribavirin and many of the drugs that we are attempting to discover will be competing with new and existing therapies. Many companies in the U.S. and abroad are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, in December 2002, Roche received approval to sell Copegus, its version of ribavirin. In addition, Human Genome Sciences, Inc. submitted an investigational new drug application with the FDA in October 2000 to initiate Phase 1 human clinical trials of Albuferon for treatment of hepatitis C. If Albuferon or other therapies that do not incorporate the use of our products prove to be a more effective treatment for hepatitis C than the combination therapy involving ribavirin, then our royalty revenues from ribavirin could significantly decrease. In addition, there are institutions engaged in research on the development of a vaccine to prevent hepatitis C. The availability of such a vaccine could have a material adverse effect on our revenues from sales of products treating hepatitis C.

      Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. We believe that many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing products that are more effective than those currently marketed or proposed for development by us. Progress by other researchers in areas similar to those being explored by us may result in further competitive challenges. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.

      Competing therapies in development may include:

•	Infergen being developed by Amgen, Inc. and Intermune;

•	Omega interferon being developed by BioMedicines;

•	Thymosin alfa being developed by SciClone Pharmaceuticals, Inc.;

•	Albuferon being developed by Human Genome Sciences, Inc.; and

•	Protease inhibitors being developed by Boehringer Ingelheim, Eli Lilly and Company, Vertex Pharmaceuticals Incorporated, Viropharma Incorporated, Wyeth and Gilead Sciences, Inc.

      Other companies that engage in research activities similar to our and Ribapharm’s research activities include Abbott Laboratories, Pfizer, Inc., GlaxoSmithKline plc, Merck & Co., Inc. and Novartis AG.

If our products are alleged to be harmful, we may not be able to sell them and we may be subject to product liability claims not covered by insurance.

      The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Using our drug candidates in clinical trials may expose us to product liability claims. These risks will expand with respect to drugs, if any, that receive regulatory approval for commercial sale. Even if a drug were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim that effects other than those intended may result from our products. While to date no material adverse claim for personal injury resulting from allegedly defective products, including ribavirin, has been successfully maintained against us, a substantial claim, if successful, could have a material negative impact on us.

      In the event that anyone alleges that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. In addition, we may be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages. We do not currently have insurance against product liability risks for commercially developed products. Insurance is expensive and, if we seek such insurance in the future, it may not be available on acceptable terms. Even if obtained, insurance may not fully protect us against potential product liability claims.

We are involved in various legal proceedings that could adversely affect us.

      We are involved in several legal proceedings, including those described in Note 13 to Notes to Consolidated Financial Statements.

We are subject to a settlement agreement with the Securities and Exchange Commission.

      We are subject to the provisions of a settlement agreement with the Securities and Exchange Commission, which arose from a civil complaint brought against us by the Commission. As a result of the settlement, we cannot take advantage of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and, therefore, may be hindered in the defense of any future allegations.

Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough.

      In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products that they designate at an early stage of product development and a right for first/last refusal to license various compounds we may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreements we ultimately enter into for these rights may be impacted by our agreement with Schering-Plough. A commercialization partner other than Schering-Plough might have otherwise been preferable due to that potential partner’s strength in a given disease area or geographic region or for other reasons.

We are subject to uncertainty related to health care reform measures and reimbursement policies.

      The levels at which government authorities, private health insurers, HMOs and other organizations reimburse the costs of drugs and treatments related to those drugs will have an effect on the successful commercialization of our drug candidates. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. If reimbursement is not available or is available only to limited levels, we may not be able to obtain a satisfactory financial return on the manufacture and commercialization of any future drugs. In addition, as a result of the trend towards managed health care in the U.S., as well as legislative proposals to reduce government insurance programs, third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payors may not establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development.

Dependence on key personnel leaves us vulnerable to a negative impact if they leave.

      We believe that our continued success will depend to a significant extent upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on us.

      In addition, Ribapharm depends upon the principal members of its scientific staff. Ribapharm’s success depends upon its ability to attract, train, motivate and retain qualified scientific personnel. Qualified personnel are in great demand throughout the biotechnology and pharmaceutical industries. We may not be able to attract additional personnel or retain existing employees.

Our third party manufacturers’ failure to comply with FDA regulations could cause interruption of the manufacture of our products.

      Our manufacturers are required to adhere to regulations enforced by the FDA and similar regulatory agencies in other countries. Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Delays or difficulties with contract manufacturers in producing, packaging or distributing our products could adversely affect the sales of our current products or introduction of other products.

      Schering-Plough manufactures and sells ribavirin under license from us. In February 2001, Schering-Plough announced that the FDA has been conducting inspections of Schering-Plough’s manufacturing facility in Las Piedras, Puerto Rico that manufactures ribavirin, and has issued reports citing deficiencies concerning compliance with current Good Manufacturing Practices, primarily relating to production processes, controls and procedures. In June 2001, Schering-Plough announced that FDA inspections at this and one other Schering-Plough facility in May and June 2001 cited continuing and additional deficiencies in manufacturing practices. In May 2002, Schering-Plough signed a consent decree of permanent injunction with the FDA, agreeing to measures to assure that the drug products manufactured at their Puerto Rico plant are made in compliance with FDA’s current good manufacturing practice regulations. While Schering-Plough has advised us that the deficiencies were not specifically applicable to the production of ribavirin, the Consent Decree covers the facility producing ribavirin. Schering-Plough’s ability to manufacture and ship ribavirin could be affected by temporary interruption of some production lines to install system upgrades and further enhance compliance, and other technical production and equipment qualification issues.

      If the FDA is not satisfied with Schering-Plough’s compliance under the Consent Decree, the FDA could take further regulatory actions against Schering-Plough, including the seizure of products, an injunction against further manufacture, a product recall or other actions that could interrupt production of ribavirin. Interruption of ribavirin production for a sustained period of time could materially reduce our royalty receipts.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

      We conduct a significant portion of our business outside the U.S. Approximately 65% of our revenue was generated outside the U.S. during the year ended December 31, 2003. We sell our pharmaceutical products in 128 countries around the world and employ approximately 4,000 individuals in countries other than the U.S.

The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, severance and benefit payments and managing international operations;

•	exchange controls, currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	the burden of complying with multiple and potentially conflicting laws;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	greater difficulty in collecting accounts receivables in and moving cash out of certain geographic regions;

•	the need for a significant amount of available cash from operations to fund our business in a number of geographic and economically diverse locations; and

•	political, social and economic instability in emerging markets in which we currently operate.

Many of our key processes, opportunities and expenses are a function of national and/or local government regulation. Significant changes in regulations could have a material adverse impact on our business.

      The process by which pharmaceutical products are approved is lengthy and highly regulated. We have developed expertise in managing this process in the many markets around the world. Our multi-year clinical trials programs are planned and executed to conform to these regulations, and once begun, can be difficult and expensive to change should the regulations regarding approval of pharmaceutical products significantly change.

      In addition, we depend on patent law and data exclusivity to keep generic products from reaching the market before we have adequately recouped our investment in the discovery and development of our products. In assessing whether we will invest in any development program, or license a product from a third party, we assess the likelihood of patent and/or data exclusivity under the laws and regulations then in effect. If those schemes significantly change in a large market, or across many smaller markets, our ability to protect our investment may be adversely affected.

      Appropriate tax planning requires that we consider the current and prevailing national and local tax laws and regulations, as well as international tax treaties and arrangements that we enter into with various government authorities. Changes in national/local tax regulations, or changes in political situations may limit or eliminate the effects of our tax planning.

Due to the large portion of our business conducted outside the U.S., we have significant foreign currency risk.

      We sell products in many countries that are susceptible to significant foreign currency risk. In some of these markets we sell products for U.S. Dollars. While this eliminates our direct currency risk in such markets, it increases our credit risk because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase our products in U.S. Dollars. As of December 31, 2003 we did not have any third party hedge arrangements to protect against foreign currency exposure. We continue to evaluate the possibility of entering into arrangements which would result in additional expenditures. In March 2004, we entered into foreign currency hedge transactions to reduce our exposure to variability in the Euro.

We are subject to price control restrictions on our pharmaceutical products in the majority of countries in which we operate.

      There is a risk that other jurisdictions may enact price control restrictions, and that the restrictions that currently exist may be increased. Our future sales and gross profit could be materially affected if we are unable to obtain appropriate price increases.

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds.

      We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result. Any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with, or any potential violation of, these laws and regulations could be significant. Any insurance we maintain may not be adequate to cover our losses.

Our stockholder rights plan and anti-takeover provisions of our charter documents could provide our board of directors with the ability to delay or prevent a change in control of us.

      Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our board of directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

      We are authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2003, in one or more series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue up to 200 million shares of our common stock without stockholder approval. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected.

A number of internal and external factors have caused and may continue to cause the market price of our stock to be volatile.

      The market prices for securities of companies engaged in pharmaceutical development, including us, have been volatile. Many factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including without limitation:

•	our competitors’ announcement of technological innovations or new commercial products;

•	changes in governmental regulation;

•	our competitors’ receipt of regulatory approvals;

•	our competitors’ developments relating to patents or proprietary rights;

•	publicity regarding actual or potential medical results for products that we or our competitors have under development; and

•	period-to-period changes in financial results.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data

      Following is a summary of quarterly financial data for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Unaudited)
2003
Revenues	$158,717	$183,487	$167,507	$176,242
Gross profit on product sales	68,896	84,212	89,651	91,043
Income (loss) from continuing operations	13,221	17,438	(98,511)	2,866
(Income) loss from discontinued operations, net	449	(2,567)	16,110	(4,646)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	13,670	14,871	(82,401)	(1,780)
Basic earnings (loss) per share from continuing operations	0.16	0.21	(1.18)	0.04
Discontinued operations, net of tax	—	(0.03)	0.19	(0.06)
Basic earnings (loss) per share — net income (loss)	0.16	0.18	(0.99)	(0.02)
Diluted earnings (loss) per share from continuing operations	0.16	0.21	(1.18)	0.03
Discontinued operations, net of tax	—	(0.03)	0.19	(0.05)
Diluted earnings (loss) per share — net income (loss)	$0.16	$0.18	$(0.99)	$(0.02)

2002
Revenues	$185,006	$180,811	$171,651	$199,606
Gross profit on product sales	91,769	77,456	68,515	72,056
Income (loss) from continuing operations	31,112	50,551	15,698	(13,116)
Loss from discontinued operations, net	(956)	(18,153)	(90,633)	(87,546)
Cumulative effect of change in accounting principle	(21,791)	—	—	—
Net income (loss)	8,365	32,398	(74,935)	(100,662)
Basic earnings (loss) per share from continuing operations	0.38	0.61	0.19	(0.16)
Discontinued operations, net of tax	(0.01)	(0.22)	(1.09)	(1.04)
Cumulative effect of change in accounting principle	(0.27)	—	—	—
Basic earnings (loss) per share — net income (loss)	0.10	0.39	(0.90)	(1.20)
Diluted earnings (loss) per share from continuing operations	0.37	0.56	0.19	(0.16)
Discontinued operations, net of tax	(0.01)	(0.18)	(1.09)	(1.04)
Cumulative effect of change in accounting principle	(0.26)	—	—	—
Diluted earnings (loss) per share — net income (loss)	$0.10	$0.38	$(0.90)	$(1.20)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

December 31, 2003

Page

Report of Independent Auditors	44
Financial statements:
Consolidated balance sheets at December 31, 2003 and 2002	45
For the years ended December 31, 2003, 2002 and 2001:
Consolidated statements of income	46
Consolidated statements of stockholders’ equity	47
Consolidated statements of cash flows	48
Notes to consolidated financial statements	49
Financial statement schedule for the years ended December 31, 2003, 2002 and 2001:
II. Valuation and qualifying accounts	85

      The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Valeant Pharmaceuticals International:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International and its subsidiaries (formerly known as ICN Pharmaceuticals, Inc.) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 in Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and as a result changed its method of accounting for goodwill.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 10, 2004

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In thousands, except per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$872,056	$245,184
Accounts receivable, net	162,402	215,776
Inventories, net	91,906	88,862
Income taxes receivable	—	12,779
Prepaid expenses and other current assets	15,788	13,972

Total current assets	1,142,152	576,573
Property, plant and equipment, net	241,016	242,888
Deferred tax assets, net	68,601	39,180
Intangible assets, net	435,029	384,547
Other assets	62,145	43,531

Total non-current assets	806,791	710,146
Assets of discontinued operations	27,994	201,830

	$1,976,937	$1,488,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$36,073	$33,487
Accrued liabilities	114,406	142,093
Notes payable and current portion of long-term debt	1,343	3,923
Income taxes payable	14,962	—

Total current liabilities	166,784	179,503
Long-term debt, less current portion	1,119,802	481,548
Deferred income taxes and other liabilities	66,799	52,288
Minority interest	3,493	23,452

Total non-current liabilities	1,190,094	557,288
Liabilities of discontinued operations	14,698	48,068

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 83,185 (2003) and 84,066 (2002) shares outstanding (after deducting shares in treasury of 1,068 as of December 31, 2003)	832	841
Additional capital	976,773	1,027,335
Accumulated deficit	(338,384)	(256,809)
Accumulated other comprehensive income	(33,860)	(67,677)

Total stockholders’ equity	605,361	703,690

	$1,976,937	$1,488,549

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
Product sales	$518,471	$466,809	$483,834
Royalties	167,482	270,265	136,989

Total revenues	685,953	737,074	620,823

Costs and expenses:
Cost of goods sold	184,669	157,013	149,554
Selling expenses	166,707	164,103	137,938
General and administrative expenses	111,532	366,530	81,065
Research and development costs	45,286	49,531	28,706
Acquired in-process research and development	117,609	—	—
Amortization expense	38,577	30,661	28,733

Total expenses	664,380	767,838	425,996

Income (loss) from operations	21,573	(30,764)	194,827
Other income (loss), net including translation and exchange	4,727	8,707	3,084
Gain on sale of subsidiary stock	—	261,937	—
Loss on early extinguishment of debt	(12,803)	(25,730)	(32,916)
Interest income	8,888	5,644	9,473
Interest expense	(36,145)	(42,856)	(55,665)

Income (loss) from continuing operations before income taxes and minority interest	(13,760)	176,938	118,803
Provision for income taxes	39,463	74,963	42,078
Minority interest	11,763	17,730	174

Income (loss) from continuing operations	(64,986)	84,245	76,551
Income (loss) from discontinued operations, net of taxes	9,346	(197,288)	(12,417)
Cumulative effect of change in accounting principle	—	(21,791)	—

Net income (loss)	$(55,640)	$(134,834)	$64,134

Basic earnings per share:
Income (loss) from continuing operations	$(0.78)	$1.01	$0.94
Discontinued operations	0.11	(2.37)	(0.15)
Cumulative effect of change in accounting principle	—	(0.26)	—

Basic net income (loss) per share	$(0.67)	$(1.62)	$0.79

Diluted earnings per share:
Income (loss) from continuing operations	$(0.78)	$1.00	$0.92
Discontinued operations	0.11	(2.35)	(0.15)
Cumulative effect of change in accounting principle	—	(0.26)	—

Diluted net income (loss) per share	$(0.67)	$(1.61)	$0.77

Shares used in per share computation:
Basic	83,602	83,279	81,124

Diluted	83,602	83,988	83,166

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

							Accumulated
	Preferred Stock		Common Stock				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

	(In thousands)
Balance at December 31, 2000	—	$—	80,197	$802	$973,157	$(130,087)	$(86,678)	$757,194
Comprehensive income:
Net income	—	—	—	—	—	64,134	—	64,134
Foreign currency translation adjustments	—	—	—	—	—	—	(2,610)	(2,610)

Total comprehensive income								61,524
Exercise of stock options	—	—	1,412	14	12,243	—	—	12,257
Tax benefit of stock options exercised	—	—	—	—	7,844	—	—	7,844
Stock compensation	—	—	(25)	—	1,682	—	—	1,682
Redemption of common stock	—	—	93	1	(1)	—	—	—
Issuance of common stock in connection with acquisitions	—	—	12	—	318	—	—	318
Cash dividends	—	—	—	—	—	(24,002)	—	(24,002)
Dividends declared	—	—	—	—	—	(6,100)	—	(6,100)

Balance at December 31, 2001	—	—	81,689	817	995,243	(96,055)	(89,288)	810,717
Comprehensive income:
Net loss	—	—	—	—	—	(134,834)	—	(134,834)
Foreign currency translation adjustments	—	—	—	—	—	—	27,906	27,906
Unrealized loss on marketable equity securities and other	—	—	—	—	—	—	(6,295)	(6,295)

Total comprehensive loss								(113,223)
Exercise of stock options	—	—	860	9	13,481	—	—	13,490
Stock options exchanged for common stock	—	—	307	3	2,965	—	—	2,968
Tax benefit of stock options exercised	—	—	—	—	6,649	—	—	6,649
Stock compensation	—	—	235	2	9,004	—	—	9,006
Repurchase of common stock	—	—	(1,146)	(11)	(31,944)	—	—	(31,955)
Issuance of common stock in connection with acquisitions	—	—	2,121	21	31,937	—	—	31,958
Dividends	—	—	—	—	—	(25,920)	—	(25,920)

Balance at December 31, 2002	—	—	84,066	841	1,027,335	(256,809)	(67,677)	703,690
Comprehensive income:
Net loss	—	—	—	—	—	(55,640)	—	(55,640)
Foreign currency translation adjustments	—	—	—	—	—	—	34,759	34,759
Unrealized loss on marketable equity securities and other	—	—	—	—	—	—	(942)	(942)

Total comprehensive loss								(21,823)
Exercise of stock options	—	—	145	2	1,724	—	—	1,726
Tax effect on stock options exercised, net	—	—	—	—	(3,657)	—	—	(3,657)
Stock compensation	—	—	42	—	1,671	—	—	1,671
Common stock received for assets	—	—	(895)	(9)	(15,197)	—	—	(15,206)
Common stock received in settlement of note receivable	—	—	(173)	(2)	(207)	—	—	(209)
Convertible note hedge	—	—	—	—	(42,880)	—	—	(42,880)
Issuance of stock options in connection with Ribapharm acquisition	—	—	—	—	7,984	—	—	7,984
Dividends	—	—	—	—	—	(25,935)	—	(25,935)

Balance at December 31, 2003	—	$—	83,185	$832	$976,773	$(338,384)	$(33,860)	$605,361

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(64,986)	$84,245	$76,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64,807	53,919	50,880
Provision for losses on accounts receivable and inventory obsolescence	6,856	6,011	8,442
Translation and exchange (gains) losses, net	(4,724)	(8,707)	1,916
Other non-cash items	5,360	55,961	5,265
Write-off of acquired in-process R&D	117,609	—	—
Deferred income taxes	13,695	22,612	9,108
Minority interest	11,763	17,730	174
Gain on sale of subsidiary stock	—	(261,937)	—
Loss on extinguishment of debt	12,803	25,730	32,916
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	60,167	4,263	(34,096)
Inventories	44	1,629	1,750
Prepaid expenses and other assets	(7,451)	(22,131)	(23,733)
Trade payables and accrued liabilities	(53,988)	49,874	8,180
Income taxes payable	28,701	(8,268)	8,119
Other liabilities	(15,051)	10,068	267

Cash flow from operating activities in continuing operations	175,605	30,999	145,739
Cash flow from operating activities in discontinued operations	13,543	(8,469)	(7,627)

Net cash provided by operating activities	189,148	22,530	138,112

Cash flows from investing activities:
Capital expenditures	(17,606)	(19,420)	(47,689)
Proceeds from sale of assets	1,256	1,526	668
Proceeds from sale of subsidiary stock	—	276,611	—
Decrease (increase) in restricted cash	—	431	(1,962)
Acquisition of license rights, product lines and businesses	(192,923)	(37,164)	(49,981)

Cash flow from investing activities in continuing operations	(209,273)	221,984	(98,964)
Cash flow from investing activities in discontinued operations	104,615	69	(20,101)

Net cash (used in) provided by investing activities	(104,658)	222,053	(119,065)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	714,926	686	507,458
Payments on long-term debt and notes payable	(158,920)	(273,754)	(344,740)
Proceeds from exercise of stock options	1,726	13,490	12,257
Dividends paid	(26,005)	(25,520)	(24,002)
Repurchase of common stock	—	(31,955)	—
Funds received from (provided to) discontinued operations	125,670	(9,088)	(28,247)

Cash flow from financing activities in continuing operations	657,397	(326,141)	122,726
Cash flow from financing activities in discontinued operations	(126,032)	8,067	27,996

Net cash provided by (used in) financing activities	531,365	(318,074)	150,722

Effect of exchange rate changes on cash and cash equivalents	3,450	1,902	279

Net increase (decrease) in cash and cash equivalents	619,305	(71,589)	170,048
Cash and cash equivalents at beginning of year	253,664	325,253	155,205

Cash and cash equivalents at end of year	872,969	253,664	325,253
Cash and cash equivalents classified as part of discontinued operations	(913)	(8,480)	(8,242)

Cash and cash equivalents of continuing operations	$872,056	$245,184	$317,011

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Organization and Summary of Significant Accounting Policies

      Organization: Valeant Pharmaceuticals International (“Valeant”, formerly known as ICN Pharmaceuticals Inc.) and its subsidiaries (collectively, the “Company”) was formed in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. (“Biomedicals”). The Company is a global, research-based, specialty pharmaceutical company that discovers, develops, manufactures, and markets a broad range of pharmaceutical products. Through its wholly-owned subsidiary, Ribapharm, Inc. (“Ribapharm”), which conducts research and new product development initiatives, the Company generates royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).

      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Valeant, its wholly-owned subsidiaries and all of its majority-owned subsidiaries that it controls. Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of such consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

      Cash and Cash Equivalents: Cash equivalents include repurchase agreements, certificates of deposit, money market funds and municipal debt securities which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At December 31, 2003 and 2002, cash equivalents totaled $158,686,000 and $195,597,000, respectively.

      Marketable Equity and Debt Securities: The Company classifies its existing marketable equity securities as available for sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The Company had $15,876,000 and $13,497,000 of marketable equity and debt securities, which are included in other assets in the consolidated balance sheets as of December 31, 2003 and 2002, respectively.

      Allowance for Doubtful Accounts: The Company evaluates the collectibility of its receivables on a regular basis. The allowance is based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect our future collections experience.

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

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7–50 years, machinery and equipment from 3–15 years, furniture and fixtures from 3–20 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. The Company periodically evaluates the carrying value of property, plant and equipment. In evaluating property, plant and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis or independent appraisals.

      Acquired In-Process Research and Development: In the year ended December 31, 2003, the Company incurred an expense of $117,609,000 associated with acquired in-process research and development (“IPR&D”) related to the acquisition of the minority interest of Ribapharm (the “Ribapharm Acquisition”). The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine the respective fair values requires significant judgment. Differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an unamortizable intangible asset. The estimated fair value of these projects was based on the use of discounted cash flow model (based on an estimate of future sales and an average gross margin of 85%). For each project, the estimated after-tax cash flows (using a tax rate of 25%) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate of 25% is the Company’s estimate of the effective tax rate for acquisitions of similar type of assets. These cash flows were then discounted to a present value using a discount rate of 15%, which is the Company’s after tax weighted average cost of capital. In addition, solely for the purposes of estimating the fair value of these IPR&D projects as of August 25, 2003, the following assumptions were made:

      Future research and development costs of approximately $150,000,000 would be incurred to complete the IPR&D projects. These future costs are primarily for Phase III testing of Viramidine and Phase II and III testing of remofovir (formerly referred to as Hepavir B).

      The IPR&D projects, which were in various stages of development from Phase I to Phase II clinical trials, are expected to reach completion by the end of 2006.

      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results. For example, in October 2003, Roche notified the Company that it is abandoning development of Levovirin.

      Goodwill and Intangible Assets: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. On January 1, 2002, the Company adopted SFAS No. 142. During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS No. 142. As a result, the Company recorded an impairment loss of $25,332,000, which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle in the year ended December 31, 2002.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 and 2002, intangible assets were as follows (in thousands):

	2003		2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$520,025	$(158,743)	$511,556	$(127,270)
License agreement	67,376	(6,911)	—	—
Goodwill	13,282	—	261	—

Total	$600,683	$(165,654)	$511,817	$(127,270)

      The change in goodwill from December 31, 2002 to December 31, 2003 relates to goodwill in the Ribapharm Acquisition. See Note 3.

      Estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $49,000,000, $44,000,000, $43,000,000, $42,000,000 and $35,000,000, respectively.

      Revenue Recognition: Revenues and related cost of product sales are recorded at the time of shipment and when title passes to the customer, provided that collection of the revenue is reasonably assured. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Adjustments are made to the accrual based upon estimated inventory levels, expiration dating, and product demand at our major wholesalers. The sales return is recorded as a reduction of product sales. The Company earns royalty revenue as a result of the sale of product rights and technologies to third parties. Royalty revenue is earned at the time the products subject to the royalty are sold by the third party and is reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period.

      Foreign Currency Translation: The assets and liabilities of our foreign operations are translated at end of period exchange rates. Revenues and expenses are translated at the weighted average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders’ equity.

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

      Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities and minimum pension liability. Other comprehensive loss has not been recorded net of any tax provision or benefit as the Company does not expect to realize any significant tax benefit or expenses from these items.

      Per Share Information: Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding. In computing diluted earnings per share,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt or preferred stock; income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

      The Company’s Board of Directors declared a quarterly cash distribution of $0.0775 per share for each fiscal quarter of 2003 and 2002. During 2001, the Company’s Board of Directors declared a quarterly cash distribution of $0.0750 per share for each fiscal quarter. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.

      Stock-Based Compensation: The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the instrinsic value method provided by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”) (which amends and restates the 1998 Stock Option Plan (the “Option Plan”)) as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant (excluding options issued in exchange for Ribapharm stock options — See Note 2). Had compensation cost for the Option Plan been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001

Net income (loss) as reported	$(55,640)	$(134,834)	$64,134
Compensation costs related to the Company’s employee stock compensation plan, net	—	38,068	—
Stock based employee compensation expense determined under fair value based method, net of related tax effects	(3,886)	(26,000)	(10,672)

Pro forma net income (loss)	$(59,526)	$(122,766)	$53,462

Earnings (loss) per share:
Basic — as reported	$(0.67)	$(1.62)	$0.79

Basic — pro forma	$(0.71)	$(1.67)	$0.66

Diluted — as reported	$(0.67)	$(1.61)	$0.77

Diluted — pro forma	$(0.71)	$(1.46)	$0.64

      Reclassifications: Certain prior year items have been reclassified to conform with the current year presentation, with no effect on previously reported net income or stockholders’ equity.

      New Accounting Pronouncements: In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires the recognition of a liability at fair value, by a guarantor, at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, while the initial recognition and measurement provisions are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We have

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted the disclosure requirements of FIN 45. However, we have not issued or modified any material guarantees since December 31, 2002.

      In January 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.

      In January 2003, the Company adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred rather than when a commitment to an exit plan is made. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of FASB Statement No. 123. SFAS No. 148 provides alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The Company will continue to account for stock-based compensation using the intrinsic value method and it has adopted the disclosure requirements of SFAS No. 148.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

      In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on our consolidated financial statements.

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

      In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling $47,839,000 in April 2002. The Company is seeking to recover a portion of these bonuses

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(See Note 13 Commitments and Contingencies — Derivative Actions). Additionally, the Company paid other professional fees of $13,000,000 related to the structuring of Ribapharm in April 2002. These amounts are included in the Company’s statements of income in general and administrative expenses.

      In August 2003, the Company repurchased the 20% minority interest in its Ribapharm subsidiary for an aggregate total purchase price of $207,658,000 (the “Ribapharm Acquisition”). The Company paid $6.25 in cash for each of the 29,900,703 outstanding publicly held shares of Ribapharm. Additionally, the Company included the fair value of the Company’s stock options issued in exchange for outstanding Ribapharm stock options in the purchase price. The fair value of stock options issued were determined based on a $15.43 stock price, the closing stock price on August 22, 2003, using the Black-Scholes option valuation model assuming an expected life of 4.2 years, weighted average risk-free rate of 2.3%, volatility of 62% and dividends of $0.31. The acquisition increased the Company’s ownership of Ribapharm to a 100% interest and was accounted for using the purchase method of accounting. The results of operations of Ribapharm have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in the Ribapharm income was excluded from the Company’s consolidated net income. Since the date of acquisition on August 25, 2003, no minority interest exists in Ribapharm and, accordingly, the consolidated net income includes the full amount of Ribapharm’s results from this date. As a result of the acquisition, minority interest included on the Company’s consolidated balance sheet relating to Ribapharm as of the acquisition date has been eliminated. The remaining minority interest as of December 31, 2003 relates to foreign subsidiaries.

      The purchase price of the Ribapharm Acquisition was (in thousands):

Cash consideration	$186,879
Fair value of the Company’s options issued	10,415
Transaction costs	10,364

Total	$207,658

      The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the date of the Ribapharm Acquisition (in thousands):

In-process research and development	$117,609
Ribavirin license agreements	67,376
Unearned compensation	2,700
Goodwill	13,065
Minority interest	33,859
Deferred tax liability	(26,951)

$207,658

      The aggregate purchase price was allocated to identifiable intangible assets acquired based on estimates of fair value using a discounted cash flow model. The intangible asset related to the ribavirin license agreements with Schering-Plough and Roche is amortized using an estimated useful life of five years. Identifiable intangible assets related to Viramidine, remofovir (formerly referred to as Hepavir B) and Levovirin totaled approximately $101,000,000, $12,000,000 and $5,000,000, respectively, and are expensed as in-process research and development as the technological feasibility of these assets has not occurred. Subsequent to the Ribapharm Acquisition, Roche notified the Company that it was no longer developing Levovirin. The Company recorded deferred compensation cost related to the unvested intrinsic value of the Company’s options issued in exchange for unvested Ribapharm options, which will be amortized over

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3 1/2 years. The remaining excess of the aggregate purchase price over the fair value of the identifiable net assets acquired has been recognized as goodwill.

      The following unaudited pro forma financial information presents the combined results of the Company and Ribapharm as if the acquisition had occurred at the beginning of each year presented (in thousands except per share information):

	Year Ended December 31,

	2003	2002

Net revenue	$685,953	$737,074
Income before discontinued operations and accounting change	54,592	87,472
Net income (loss)	63,938	(131,607)
Basic net income (loss) per share:
Income before discontinued operations and accounting change	$0.65	$1.05
Net income (loss)	$0.76	$(1.58)
Diluted net income (loss) per share:
Income before discontinued operations and accounting change	$0.65	$1.04
Net income (loss)	$0.76	$(1.57)

      The above pro forma financial information excludes the acquired in-process research and development charge noted above and includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by Ribapharm related to the exchange offer for all Ribapharm outstanding publicly held shares. The expenses incurred by Ribapharm amounted to $4,544,000 in the year ended December 31, 2003.

3.	Discontinued Operations

      In the second half of 2002, the Company made a strategic decision to divest its Russian Pharmaceuticals segment, biomedicals segment, Photonics business, raw materials businesses and manufacturing capability in Central Europe and Circe unit.

      The results of the discontinued businesses have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

      In June 2003, the Company sold its Russian Pharmaceuticals segment and certain assets of its biomedicals segment. The Company received gross proceeds of $55,000,000 in cash for the Russian Pharmaceuticals segment and received 727,990 shares of its common stock that was held by the purchaser, which had a fair market value of approximately $12,369,000, for the assets of its biomedicals segment. The Company recorded a net loss on disposal of discontinued operations of $8,158,000, net of a tax benefit of approximately $10,161,000, related to the sale of these businesses in the year ended December 31, 2003.

      On September 30, 2003, the Company sold the remaining assets of its biomedicals segment, Dosimetry for gross cash proceeds of $58,000,000. The Company recorded a net gain on disposal of discontinued operations of $23,608,000, net of taxes of $15,526,000, related to the sale of Dosimetry in the year ended December 31, 2003.

      The Company disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summarized selected financial information for discontinued operations for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001

Revenue	$117,467	$221,926	$231,212

Income (loss) before income taxes	$4,367	$(41,118)	$(7,736)
Income taxes	1,603	(3,840)	4,681

Income (loss) from discontinued operations	2,764	(37,278)	(12,417)

Income (loss) on disposal of discontinued operations	10,474	(208,203)	—
Income taxes	3,892	(48,193)	—

Income (loss) on disposal of discontinued operations, net	6,582	(160,010)	—

Income (loss) from discontinued operations, net	$9,346	$(197,288)	$(12,417)

      The assets and liabilities of discontinued operations are stated separately as of December 31, 2003 and 2002 on the accompanying consolidated balance sheets. The major asset and liability categories are as follows (in thousands):

	December 31, 2003	December 31, 2002

Cash and cash equivalents	$913	$8,480
Accounts receivable	6,422	46,601
Inventories	10,756	54,306
Property, plant and equipment, net	8,671	29,481
Other assets	1,232	62,962

Assets of discontinued operations	$27,994	$201,830

Accounts payable	3,127	20,010
Accrued liabilities	8,465	26,372
Other liabilities	3,106	1,686

Liabilities of discontinued operations	$14,698	$48,068

      Included in accumulated other comprehensive loss are translation gains of $10,649,000 related to discontinued operations for the year ended December 31, 2003.

4.	Manufacturing Restructuring

      During the third quarter of 2003, the Company approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, which will result in the closing of ten of the Company’s current manufacturing sites (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan includes a refocus of the Company’s international operations to improve profitability and achieve greater operating efficiencies. A review for potential impairment was performed in accordance with SFAS No. 144, Impairment of Long-Lived Assets. In determining asset groups, the Company grouped assets

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired, the Company compared undiscounted future cash flows and asset residual values to the asset group carrying value on a site by site basis. The impairment analysis indicated that the asset groups were not impaired, therefore, no impairment losses were recognized in 2003. Based on the remaining useful lives of the manufacturing sites to be disposed of, the book value would exceed the residual value on the estimated disposal date for five of the manufacturing sites. As a result, the Company has revised the depreciation period on these assets and will incur an additional annual depreciation expense of $6,400,000 through the third quarter of 2005, which is the expected completion date. The total costs to dispose of the plants cannot be reasonably estimated at this time as the Company is still in the process of evaluating the disposal strategy at each site. The Company intends to dispose of each manufacturing plant by selling it to a buyer who intends to continue to operate the plant, including assets and employee obligations. However, the Company may not locate a buyer for each manufacturing plant, which would require the Company to close the certain manufacturing plants and incur additional severance charges.

      The Company recorded $1,609,000 and $2,400,000 in cost of goods sold at its pharmaceuticals segments related to accelerated depreciation and severance, respectively, in 2003.

5.	Non-recurring and Other Unusual Charges

      The Company recorded $239,965,000 and $4,034,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the years ended December 31, 2002 and 2001, respectively. There were no significant non-recurring and other unusual charges included in general and administrative expenses in the year ended December 31, 2003. The following is a summary of the non-recurring and other unusual charges (in thousands):

	2002	2001

Compensation costs related to the Company’s employee stock compensation plan (Note 6)	$61,400	$—
Severance and related costs (Note 6)	54,216	—
Long-term incentive plan compensation costs (Note 6)	12,022	—
Executive and director bonuses paid in connection with the Ribapharm Offering (Note 2)	47,839	—
Professional fees related to Ribapharm (Note 2)	13,000	—
Write-off of capitalized offering costs	18,295	—
Asset impairments	15,045	—
Costs incurred in the Company’s proxy contest	9,850	4,034
Environmental remediation and related expenses	8,298	—

	$239,965	$4,034

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

      The Company incurred a significant amount of professional fees in connection with proxy contests in 2002. Proxy contest expenses were $9,850,000 for the year ended December 31, 2002.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Option Plan provided that all options immediately vested and that an option holder had sixty days following the Change of Control to elect to surrender his or her nonqualified options to the Company for a cash payment to the excess of the highest closing market price of the stock during the 90 days preceding the Change of Control, which was $32.50 per share, or the closing market price on the day preceding the date of surrender, whichever is higher, over the exercise price for the surrendered options. During the year ended December 31, 2002, the Company recorded a charge of $61,400,000 related to the cash payment obligation under the Option Plan.

      Under employment agreements the Company had with some of its former key executives, the Company had payment obligations that were triggered upon a termination of the executive’s employment either by the Company or the executive following the Change of Control. During the third quarter of 2002, the Company triggered its payment obligations and recorded an obligation for the payments to the executives totaling $15,507,000. The Company recorded expenses of $3,201,000 for employee termination and severance benefits in 2002 unrelated to the aforementioned executive employment agreements. This amount primarily relates to severance related to former employees and the restructuring of the Company’s ICN International headquarters in Basel, Switzerland. In addition, on June 19, 2002, Mr. Milan Panic, the Company’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of the Company’s affiliates. Mr. Panic also resigned as one of the Company’s employees with effect from June 30, 2002 and is no longer one of the Company’s directors. In connection with Mr. Panic’s termination, the Company recorded severance expense of $12,000,000 in the year ended December 31, 2002.

7.	Concentrations of Credit Risk

      The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions. The Company’s cash and cash equivalents and restricted cash include $158,686,000 and $195,597,000, at December 31, 2003 and 2002, respectively, held in time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions. The Company is also exposed to credit risk related to its receivable from Schering-Plough and Roche, which totaled $36,690,000 at December 31, 2003 and from Schering-Plough, which was $105,496,000 at December 31, 2002.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

      The components of income (loss) from continuing operations before minority interest for each of the years ended December 31, consists of the following (in thousands):

	2003	2002	2001

Domestic	$(102,225)	$113,806	$37,015
Foreign	88,465	63,132	81,788

	$(13,760)	$176,938	$118,803

      The income tax provision for each of the years ended December 31, consists of the following (in thousands):

	2003	2002	2001

Current
Federal	$1,423	$20,626	$4,426
State	1,858	1,164	1,183
Foreign	33,746	24,177	22,910

	37,027	45,967	28,519
Deferred
Federal	9,286	25,620	10,450
State	(1,304)	295	380
Foreign	(5,546)	3,081	2,729

	2,436	28,996	13,559

	$39,463	$74,963	$42,078

      The tax benefits associated with the exercise of employee stock options in the amount of ($3,657,000), $6,649,000 and $7,844,000 in 2003, 2002 and 2001, respectively, are recorded directly to additional paid in capital. The 2003 net amount includes an adjustment to reflect the actual tax benefit received for the exercise of stock options in the prior year compared to the amount previously estimated.

      The Company’s effective tax rate from continuing operations differs from the applicable U.S. statutory federal income tax rate due to the following:

	2003	2002	2001

Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates	(5)	3	(1)
Ribapharm Acquisition expenses	2	—	—
Change in valuation allowance	(1)	4	—
Net operating loss adjustments	5	—	—
State tax and other, net	2	—	1

Effective rate, excluding IPR&D	38	42	35
IPR&D	(325)	—	—

Effective rate	(287)%	42%	35%

      A reduction of the U.S. net operating loss deferred tax asset has been made to reflect both adjustments that are expected as a result of the current examination, and 2002 permanent items that were different than

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amounts recorded in the 2002 tax provision. Of the valuation allowance change, a 3% benefit is attributable to an amount in the historical valuation allowance that was specifically established for net operating loss adjustments. The net operating loss adjustments should be considered net of this change.

      Included in State tax and other is an effective tax rate benefit of 2% relating to research and development credits. The research and development credit benefit includes current and prior year amounts.

      A 2% addition in the valuation allowance was made for foreign net operating losses.

      During 2003, no United States income or foreign withholding taxes were provided on the undistributed earnings of the Company’s foreign subsidiaries with the exception of the Company’s Panamanian subsidiary, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated accumulated deficit at December 31, 2003 is approximately $379,213,000 of accumulated earnings of foreign operations that would be subject to United States income or foreign withholdings taxes, if and when repatriated.

      The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. These returns have either been audited or settled through statute expiration through the year 1996. The Company and its consolidated subsidiaries are currently under examination for years 1997 through 2001. Other audits are in process for some of the non-U.S. subsidiaries. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position, operating results or cash flows of the Company.

      At December 31, 2003, the Company has domestic and foreign net operating losses of approximately $147,847,000 and $39,324,000, respectively. The Company’s domestic and foreign net operating losses begin to expire in the year 2018 and 2007, respectively.

      The primary components of the Company’s net deferred tax asset at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred tax assets:
NOL carryforwards	$58,815	$36,871
Inventory and other reserves	15,587	4,676
Tax credit carryforwards	7,136	3,235
Other	7,572	15,648
Valuation allowance	(20,509)	(21,250)

Total deferred tax asset	68,601	39,180

Deferred tax liabilities:
Foreign fixed assets and other	(9,202)	(19,565)
Intangibles	(31,261)	(7,651)

Total deferred tax liability	(40,463)	(27,216)

Net deferred tax asset	$28,138	$11,964

      In 2003 and 2002, the valuation allowance primarily relates to foreign net operating losses and a $12,548,000 benefit from the exercise of stock options included in the net operating loss carryforward. Ultimate realization of the deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2003	2002	2001

Income:
Numerator for basic earnings per share — income available to common stockholders	$(55,640)	$(134,834)	$64,134
Effect of dilutive securities:
Other dilutive securities	—	—	1

Numerator for diluted earnings per share — income available to common stockholders after assumed conversions	$(55,640)	$(134,834)	$64,135

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	83,602	83,279	81,124
Effect of dilutive securities:
Employee stock options	—	709	2,021
Other dilutive securities	—	—	21

Dilutive potential common shares	—	709	2,042

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	83,602	83,988	83,166

Basic earnings per share:
Income (loss) per share from continuing operations	(0.78)	1.01	0.94
Discontinued operations	0.11	(2.37)	(0.15)
Cumulative effect of change in accounting principle	—	(0.26)	—

Basic net income (loss) per share	$(0.67)	$(1.62)	$0.79

Diluted earnings per share:
Income (loss) per share from continuing operations	(0.78)	1.00	0.92
Discontinued operations	0.11	(2.35)	(0.15)
Cumulative effect of change in accounting principle	—	(0.26)	—

Diluted net income (loss) per share	$(0.67)	$(1.61)	$0.77

      The $240,000,000 3.0% Convertible Subordinated Notes due 2010 and $240,000,000 4.0% Convertible Subordinated Notes due 2013, discussed in Note 11, allows the Company to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of the Company’s common stock. The accounting for convertible debt with such settlement features is addressed in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is the Company’s intent to settle the notes’ conversion obligations consistent with Instrument C of EITF 90-19. Only the conversion spread, which will be settled in stock, will result in potential dilution in the Company’s earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended December 31, 2003 and 2002, 1,131,093 and none stock options, respectively, and the effect of convertible debt, are not included in the computation of earnings per share as such securities are anti-dilutive. For the years ended December 31, 2003 and 2002, 3,526,002 and 4,615,488 stock options are not included in the computation of earnings per share as the exercise price exceeds the average fair market value of the Company’s common stock.

10.	Detail of Certain Accounts

	2003	2002

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$121,651	$100,724
Royalties receivable	36,690	105,496
Other receivables	10,724	17,202

	169,065	223,422
Allowance for doubtful accounts	(6,663)	(7,646)

	$162,402	$215,776

Inventories, net:
Raw materials and supplies	$36,288	$42,398
Work-in-process	23,731	29,290
Finished goods	43,470	28,234

	103,489	99,922
Allowance for inventory obsolescence	(11,583)	(11,060)

	$91,906	$88,862

Property, plant and equipment, net:
Land	$15,147	$14,745
Buildings	175,701	132,626
Machinery and equipment	170,925	180,768
Furniture and fixtures	27,317	22,785
Leasehold improvements	5,491	5,027

	394,581	355,951
Accumulated depreciation and amortization	(158,496)	(118,469)
Construction in progress	4,931	5,406

	$241,016	$242,888

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002, construction in progress primarily includes costs incurred for plant expansion projects in North America and Europe.

Accrued liabilities (in thousands):
Payroll and related items	$36,576	$38,100
Interest	23,386	13,871
Legal and professional fees	17,021	20,033
Environmental accrual	9,798	10,706
Accrued returns and allowances	8,447	14,514
Dividends payable	6,429	6,500
Other	12,749	38,369

	$114,406	$142,093

11.	Debt

      Long-term debt consists of the following (in thousands):

	2003	2002

6 1/2% Convertible Subordinated Notes due 2008	$326,001	$465,590
3% Convertible Subordinated Notes due 2010	240,000	—
4% Convertible Subordinated Notes due 2013	240,000	—
7% Senior Notes due 2011	300,000	—
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5% (5.1% at December 31, 2002); interest and principal payable semi-annually through 2030	13,469	12,253
Notes payable due 2005	1,660	4,485
Other	15	3,143

	1,121,145	485,471
Less current portion	(1,343)	(3,923)

Total long-term debt	$1,119,802	$481,548

      On December 12, 2003, the Company issued $300,000,000 aggregate principal amount of 7% Senior Notes due 2011 (the “7.0% Notes”). Ribapharm is a co-obligor on the notes, but only for so long as it shall have outstanding obligations under the 6 1/2% Convertible Subordinated Notes due 2008 (the 6 1/2% Notes), originally issued under an indenture among the Company, Ribapharm and the trustee. Interest on the 7.0% Notes is payable semi-annually on June 15 and December 15 of each year. The Company may, at its option, redeem some or all of the 7.0% Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. In addition, on or prior to December 15, 2006, the Company may, at its option, redeem up to 35% of the 7% Notes with the proceeds of certain sales of its equity at the redemption price 107.0% of the principal amount provided that at least 65% of the aggregate principal amount of the notes issued remains outstanding after the redemption. The 7% Notes are senior unsecured obligations. They rank senior in right of payment to any existing and future subordinated indebtedness of the Company’s and, so long as Ribapharm is a co-obligor on the notes, Ribapharm. The indenture governing the 7% Notes include certain convenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets or the ability to consolidate or merge with another entity, subject to qualifications and exceptions.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to year-end, the Company entered into an interest rate swap agreement with respect to $150,000,000 in principal amount of the Senior Notes. See Note 19 “Subsequent Events” for a description of the interest rate swap arrangement.

      On November 19, 2003, the Company issued $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 (the “3.0% Notes”) and $240,000,000 aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture among the Company, Ribapharm and the trustee. Ribapharm is a co-obligor on both series of notes but only for so long as Ribapharm has outstanding obligations under the 6 1/2% Notes. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. The Company has the right to redeem the 3.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into the Company’s common stock at a conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, the Company will have the right to satisfy its conversion obligations by delivery, at its option of either shares of its common stock, cash or a combination thereof. It is the Company’s intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations of the Company and Ribapharm (for so long as Ribapharm has outstanding obligations under the 6 1/2% Notes), ranking in right of payment behind the Company’s senior debt, including the 7.0% Notes. In connection with the above note offerings, the Company used a portion of the proceeds to retire $139,589,000 aggregate principal amount of its 6 1/2% Notes, resulting in a loss on early extinguishment of debt of $12,803,000.

      In connection with the offering of the 3.0% Notes and the 4.0% Notes, the Company entered into convertible note hedge and written call option transactions with respect to the Company’s common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of the Company purchasing a call option on 12,653,440 shares of the Company’s common stock at a strike price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Hedge is the same number of shares underlying the conversion of $200 million principal amount of the 3.0% Notes and $200 million principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the notes. The written call option sold offset, to some extent, the cost of the written call option purchased. The net cost of the Convertible Note Hedge of $42,880,000 was recorded as the sale of a permanent equity instrument pursuant to guidance in EITF 00-19.

      In April 2002, the Company used a portion of the proceeds of the Ribapharm Offering to complete its tender offer and consent solicitation for all of its outstanding 8 3/4% Senior Notes due 2008. The redemption of these notes resulted in a loss on extinguishment of debt of $43,268,000. In July and August 2002, the Company repurchased $59,410,000 principal amount of its 6 1/2% Notes. In connection with these repurchases, the Company recorded a gain on early extinguishment of debt of $17,538,000. The net loss on extinguishment of debt was $25,730,000 for the year ended December 31, 2002.

      In July 2001, the Company completed an offering of $525,000,000 of 6 1/2% Notes. Ribapharm is a co-obligor on the notes. The Company will have the right to redeem the 6 1/2% Notes, in whole or in part, at any time on or after July 21, 2004. The Company may redeem the notes at 103.714% of their principal amount between July 21, 2004, and July 15, 2005; at 102.786% of their principal amount between July 16, 2005, and July 15, 2006; at 101.857% of their principal amount between July 16, 2006, and July 15, 2007; and at 100.929% of their principal amount after July 16, 2007. The 6 1/2% Notes are convertible into shares of our common stock at a conversion price of approximately $34.25 per share, subject to adjustment. The notes are subordinated unsecured obligations of the Company and Ribapharm, ranking in right of payment behind the Company’s senior debt and pari passu with the 3.0% Notes and 4.0% Notes.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, the Company repurchased $117,559,000 principal amount of its 8 3/4% Senior Notes and $1,667,000 principal amount of its 9 1/4% Senior Notes due 2005. In connection with these repurchases, the Company recorded a loss on early extinguishment of debt of $20,897,000.

      The Company has mortgages totaling $13,469,000 payable in U.S. dollars and Swiss francs collateralized by certain real property of the Company having a net book value of $8,127,000 at December 31, 2003.

      Aggregate annual maturities of long-term debt are as follows (in thousands):

2004	$1,343
2005	776
2006	222
2007	222
2008	326,223
Thereafter	792,359

Total	$1,121,145

      The estimated fair value of the Company’s public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $1,182,000,000 and $378,160,000 compared to its carrying value of $1,106,001,000 and $465,590,000 at December 31, 2003 and 2002, respectively.

      The Company has short and long-term lines of credit aggregating $8,129,000 under which no borrowings were outstanding at December 31, 2003. The lines of credit provide for short-term borrowings and bear interest at variable rates based upon LIBOR or other indices.

12.	Common Stock

      In April 2003, the Company implemented its Incentive Plan, which is an amendment and restatement of its Amended and Restated 1998 Stock Option Plan. The Incentive Plan increases the number of shares of common stock available for issuance from 11,604,000 to 18,104,000 in the aggregate. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock and stock bonuses (collectively “awards”) to key employees, officers, directors, consultants and advisors of the Company. Options granted under the Incentive Plan must have an exercise price that is not less than 85% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, 500,000 shares may be issued as phantom stock awards or restricted stock awards for which a participant pays less than the fair market value of the common stock on the date of grant. Options vest ratably over a four year period from the date of grant.

      The following table sets forth information relating to the Incentive Plan during the year ended December 31, 2003 and Stock Option Plan during the years ended December 31, 2002 and 2001 (in thousands, except per share data):

	Number of	Weighted Average
	Shares	Exercise Price

Shares under option, December 31, 2000	9,160	$21.25
Granted	3,419	24.48
Exercised	(1,415)	11.51
Canceled	(443)	31.45

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Weighted Average
	Shares	Exercise Price

Shares under option, December 31, 2001	10,721	23.40
Granted	4,047	15.59
Exercised	(1,748)	17.54
Surrendered	(6,606)	22.81
Canceled	(864)	26.00

Shares under option, December 31, 2002	5,550	19.81
Granted	5,691	15.62
Assumed in mergers with subsidiaries (Note 2)	2,234	18.63
Exercised	(145)	11.89
Canceled	(1,029)	30.12

Shares under option, December 31, 2003	12,301	$16.89

Exercisable at December 31, 2001	6,596	$21.65

Exercisable at December 31, 2002	2,931	$29.43

Exercisable at December 31, 2003	3,770	$23.38

Options available for grant at December 31, 2002	4,480

Options available for grant at December 31, 2003	4,084

      The schedule below reflects the number of outstanding and exercisable options as of December 31, 2003 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable

		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (years)

$8.10 to $11.48	4,143	$9.65	960	$9.67	8.30
$11.50 to $18.55	5,484	$15.86	573	$13.97	9.19
$18.61 to $46.25	2,674	$30.22	2,237	$31.69	6.90

	12,301		3,770

      SFAS No. 123 Assumptions and Fair Value: The fair value of options granted in 2003, 2002 and 2001 reported in Note 1 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Weighted-average life (years)	4.2	4.2	5.4
Volatility	56%	94%	44%
Expected dividend per share	$0.31	$0.36	$0.36
Risk-free interest rate	2.90%	2.55%	4.61%
Weighted-average fair value of options excluding options assumed in merger	$6.94	$10.33	$10.86

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      2003 Employee Stock Purchase Plan: In May 2003, the Company’s Stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides employees with an opportunity to purchase common stock through payroll deductions. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of the Company’s fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to at least of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee.

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

      Long-term Incentive Plan: The Company had a long-term incentive plan, which provided for the issuance of shares of the Company’s common stock to senior executives. Shares issued under the long-term incentive plan were restricted and vested over a four-year period. In 2002, approximately 445,000 shares of the Company’s common stock having a value of $14,100,000 were issued under this plan. In 2001 and 2000, no shares were issued under the plan. Upon the Change of Control, all restricted stock awards under the long-term incentive plan vested immediately. As of December 31, 2003, there were no shares outstanding in the plan and no compensation expense was recorded. During 2002 and 2001, the Company recorded an other non-cash charge relating to the compensation expense of $14,295,000 and $2,333,000, respectively. The long-term incentive plan was terminated on December 19, 2003.

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

      Other: During the second quarter of 2003, the Company sold the corporate aircraft for 166,980 shares of the Company’s common stock held by the purchaser with a fair market value of $2,837,000, which was the carrying value of this asset.

      In May 2003, the Company granted its non-employee directors 69,653 shares of phantom stock with an aggregate fair market value of $840,000. Each share of phantom stock vests over one year and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. During 2003, the Company recorded non-cash charge relating to the vesting of phantom stock of $515,000.

      In January 2003, the Company issued 41,305 shares of its common stock valued at $484,000 for consulting services rendered by non-employees.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, the Company recorded a non-cash charge relating to the modification of the term of options of $672,000.

      In April 2001, the Company made a loan to Mr. Panic, the former Chairman of the Board and former Chief Executive Officer, of $2,731,518 as part of a stock option program. On June 27, 2003, the Company accepted 173,066 shares of the Company’s common stock with a fair market value of approximately $2,925,000 as payment in full on the loan and accrued interest.

13.	Commitments and Contingencies

      Ribapharm Tender Offer Litigation: In June 2003, seven purported class actions on behalf of certain stockholders of Ribapharm were filed against the Company, Ribapharm and certain directors and officers of Ribapharm in the Delaware Court of Chancery. Six of these complaints were consolidated under the caption In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337. The seventh suit has not yet been formally consolidated into C.A. No. 20337 but is proceeding in coordination with the consolidated case. On June 26, 2003, the plaintiffs in the consolidated action filed a First Amended Class Action Complaint naming only the Company as a defendant. The First Amended Class Action Complaint alleges, among other things, that the Company breached its fiduciary duties as a controlling stockholder of Ribapharm in connection with its tender offer for the shares of Ribapharm it did not already own. On August 4, 2003, the Company and the plaintiffs reached an agreement in principle to settle these lawsuits for a nominal amount and, after settlement papers are prepared, will present that settlement to the Court of Chancery for its approval.

      On June 25, 2003, the Company instituted a suit captioned ICN Pharmaceuticals, Inc. v. Ribapharm, Inc., Daniel J. Paracka, Santo J. Costa, Gregory F. Boron, James Pieczynski and Andre Dimitriadis, C.A. No. 20387 for declaratory and injunctive relief against Ribapharm and certain of its directors in the Delaware Court of Chancery. This complaint alleges, among other things, that the defendants breached their fiduciary duties and certain contracts by implementing a shareholder rights plan in response to the Company’s tender offer. The Company requested a preliminary injunction hearing prior to the expiration of the tender offer on July 22, 2003 and sought a temporary restraining order barring the defendants from taking certain actions with respect to Ribapharm’s newly enacted shareholders rights plan. On June 30, 2003, the Court of Chancery scheduled a preliminary injunction hearing for September 3, 2003. This hearing did not occur because the parties had reached an agreement in principle to settle this lawsuit for a nominal amount.

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

      On June 3, 2003, a purported class action, captioned Len Brody v. Roberts A. Smith, Andre C. Dimitriadis, Santo J. Costa, James J. Peiczynski, Daniel J. Paracka, Gregory F. Boron, Ribapharm, Inc. and ICN Pharmaceuticals, Inc., Case No. 03 CC 00211, was filed in the Superior Court of Orange County, California, against the Company, Ribapharm and certain of Ribapharm’s officers and directors. The complaint in this action purports to assert the same claims, on behalf of the same class of plaintiffs and against the same defendants as in the seven lawsuits filed in Delaware that are described above. This California action has been stayed in light of the settlement of the Delaware tender offer litigation. The settlement of the Delaware tender offer litigation has been designed to release the claims brought in this lawsuit, although the decision as to effect of that release will be up to the California court.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On October 1, 2002, several former and current directors of the Company, as individuals, as well as the Company, as a nominal defendant, were named as defendants in a second shareholder’s derivative complaint filed in Delaware Chancery Court. The complaint purports to state causes of action for violation of Delaware General Corporate Law Section 144, breach of fiduciary duties and waste of corporate assets in connection with the defendants’ management of the Company. Because it is a derivative lawsuit, the complaint does not seek recovery from the Company but rather on behalf of the Company. The allegations largely duplicate those contained in the derivative lawsuit filed in Orange County, California, but add a disclosure-based claim relating to the allegations of federal securities law violations made in the class actions.

      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interests of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management arising from the initial public offering of Ribapharm. On April 25, 2003, the Company filed a motion to stay or dismiss the California plaintiff’s complaint in favor of the Company amending the existing Delaware derivative action to substitute the Company as the plaintiff. Following limited discovery pertaining to the Special Litigation Committee’s investigation, the Court granted the Company’s motion. The Court stayed the plaintiff’s prosecution of the claim concerning the Ribapharm Bonuses in favor of similar proceedings in Delaware, and dismissed each of the plaintiff’s remaining claims with prejudice. On June 27, 2003, pursuant to the Special Litigation Committee’s recommendation, the Company filed a motion in the Delaware derivative action to (a) realign itself as plaintiff in this section, (b) pursue the primary derivative claims relating to the Ribapharm Bonuses, (c) seek dismissal of the secondary derivative claims, and (d) settle certain claims with respect to certain of the defendants. The Court granted the Company’s motion for realignment on October 27, 2003. Additional aspects of the Company’s motion are still pending.

      Securities Class Actions: Since July 25, 2002, multiple class actions have been filed in the United States District Courts for the Eastern District of New York, the District of New Jersey and the Central District of California against the Company and some of its current and former executive officers. The lawsuits allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company’s stock. The lawsuits generally claim that the Company issued false and misleading statements regarding the Company’s earnings prospects and sales figures, its operations in Russia and the earnings and sales of its Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest. The actions filed in the Eastern District of New York and the District of New Jersey have been transferred to the Central District of California by stipulation of the parties. The parties to all of the class actions pending in the Central District of California have filed an Initial Case Management Order seeking to have all related actions consolidated before the Honorable David O. Carter. The Company filed a motion to dismiss plaintiffs’

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated amended complaint on August 29, 2003, which the Court granted in January 2004. The plaintiffs filed a second amended consolidated complaint in February 2004. The Company filed a motion to dismiss plaintiffs’ second amended consolidated complaint on March 8, 2004.

      On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and executive officers. The lawsuit alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of Convertible Subordinated Notes in November 2001, thereby artificially inflating the market price of the Notes. The plaintiffs generally seek to recover compensatory damages, including interest. The Company removed this action to federal court, and the plaintiff filed an amended complaint on December 17, 2003. The Company filed a motion to dismiss the amended complaint, and a hearing on that motion is currently scheduled for April 5, 2004.

      Generic Litigation: Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which merged into its parent Geneva Pharmaceuticals, Inc. (“Geneva”), Three Rivers Pharmaceuticals, LLC (“Three Rivers”) and Teva Pharmaceuticals USA, Inc. (“Teva”), filed Abbreviated New Drug Applications (“ANDA”) with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the United States market. The three cases were all before the same judge, and summary judgment motions were filed by the defendants. In July 2003, the U.S. District Court for the Central District of California issued a memorandum of decision and order granting the defendants their motion for summary judgment of non-infringement of the asserted patents in the patent infringement suit brought by the Company. The decision and order did not rule on defendants’ motion for summary judgment that patents are invalid. This ruling permits the FDA to approve the defendant generic companies’ ANDAs, in their discretion. On July 17, 2003, the Company filed a Citizen’s Petition with the FDA requesting that the Commissioner of Food and Drugs refrain from approving ANDA for ribavirin products with labeling that omits information about the product’s use in combination with PEG-Intron® (peginterferon alfa-2b). Action by the FDA on the Citizen’s Petition is pending. The successful entry of any generic pharmaceutical company into the U.S. market will have a material negative impact on the Company’s future U.S. royalty revenue. On August 11, 2003, the District Court ordered entry of judgment dismissing the action against Teva and Three Rivers based on its July decision. On September 10, 2003, the Company filed notices of appeal with respect to these judgments. The District Court also entered an order on October 14, 2003 certifying its July 2003 decision as a final appealable decision with respect Geneva, and on October 16, 2003, the Company filed a notice of appeal of the July decision in the Geneva actions. On October 28, 2003, the Federal Circuit consolidated the Geneva, Teva, and Three Rivers appeals. The Company filed its initial brief on December 29, 2003, and opposing briefs were filed on February 20, 2004.

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

      Yugoslavia: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yogoslavia and Republic of Serbia, Case No. 10 439/ BWD. At issue in these matters is the parties’ respective ownership percentages in ICN Yugoslavia, a joint venture formed by the parties’ purported predecessors-in-interest in 1990.

      In these proceedings, the Company has asserted claims and counterclaims against the Federal Republic of Yugoslavia and the Republic of Serbia for unlawful expropriation of its majority interest in the joint

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The arbitration hearings in this matter began in November 2002 and the Tribunal has scheduled additional hearings for March 2004.

      Circe: The former shareholders (the “Circe Shareholders”) of Circe Biomedical, Inc. (“Circe”) filed in July 2003 a demand for arbitration claiming indemnification from the Company for approximately $10,000,000 of purported financial losses, based on provisions of an agreement entered into at the time the Company acquired Circe. The Circe Stockholders claim to have suffered such losses as a result of the Company’s alleged breach of its obligations to register for resale the Company shares issued to the Circe Stockholders as part of the purchase price for the Circe acquisition. The parties have selected an arbitrator, and the arbitration hearing is scheduled for May 3-7, 2004. The Company intends to vigorously defend against the claim.

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

      Other: The Company has also identified potential violations of the U.S. Asset Control Regulations by its subsidiaries with respect to certain business transactions. The Company submitted a voluntary disclosure of the potential violations to the Office of Foreign Assets Control, and reached an agreement to settle the matter in March 2004. The Company is a party to other pending lawsuits or subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits or pending violations cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

14.	Business Segments

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division (“Ribapharm”). The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 for discussion of discontinued operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables below present information about reported segments and geographic data for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Revenues
Pharmaceuticals
North America	$99,074	$90,011	$134,580
Latin America	136,008	135,527	128,218
Europe	232,031	189,925	171,210
Asia, Africa, Australia	51,358	51,346	49,826

Total pharmaceuticals	518,471	466,809	483,834
Royalty revenues	167,482	270,265	136,989

Consolidated revenues	$685,953	$737,074	$620,823

Operating Income (Loss)
Pharmaceuticals
North America	$30,763	$15,483	$69,741
Latin America	44,750	48,535	40,807
Europe	29,808	10,625	28,459
Asia, Africa, Australia	4,857	(760)	5,306

Total pharmaceuticals	110,178	73,883	144,313
Research and development division(1)	(22,458)	203,981	105,832

Consolidated segment operating income (loss)	87,720	277,864	250,145
Corporate expenses	(66,147)	(308,628)	(55,318)
Interest income	8,888	5,644	9,473
Interest expense	(36,145)	(42,856)	(55,665)
Other, net	(8,076)	244,914	(29,832)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(13,760)	$176,938	$118,803

Depreciation and Amortization
Pharmaceuticals
North America	$15,887	$15,850	$16,267
Latin America	7,426	6,195	5,802
Europe	22,860	20,148	17,231
Asia, Africa, Australia	4,551	4,371	4,327

Total pharmaceuticals	50,724	46,564	43,627
Corporate	3,647	4,510	5,048
Research and development division	10,436	2,845	2,205

	$64,807	$53,919	$50,880

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002	2001

Capital Expenditures
Pharmaceuticals
North America	$2,094	$2,083	$5,957
Latin America	3,220	4,925	4,196
Europe	5,616	7,788	10,962
Asia, Africa, Australia	250	106	209

Total pharmaceuticals	11,180	14,902	21,324
Corporate	3,548	1,575	20,007
Research and development division	2,878	2,943	6,358

	$17,606	$19,420	$47,689

(1)	Includes expense associated with the write-off of acquired in-process research and development related to the Ribapharm Acquisition.

      The following table sets forth the segment total assets of the Company by segment as of December 31, 2003, 2002 and 2001 (in thousands):

	Assets

	2003	2002	2001

Pharmaceuticals
North America	$400,265	$435,506	$527,221
Latin America	105,333	162,877	150,903
Europe	350,142	292,047	233,456
Asia, Africa, Australia	25,631	19,658	69,584

Total pharmaceuticals	881,371	910,088	981,164
Corporate	853,718	177,556	426,346
Research and development division	213,854	199,075	26,634
Discontinued Operations	27,994	201,830	320,221

	$1,976,937	$1,488,549	$1,754,365

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Data

	December 31,

	2003	2002	2001

Revenues
United States	$242,664	$336,219	$248,138
Canada	23,892	24,057	23,431
Europe	232,031	189,925	171,210
Latin America	136,008	135,527	128,218
Asia, Africa, Australia	51,358	51,346	49,826

	$685,953	$737,074	$620,823

Long-lived Assets
United States	$531,946	$475,090	$521,975
Canada	4,781	4,272	4,119
Europe	176,306	156,597	137,536
Latin America	32,560	33,247	36,807
Asia, Africa, Australia	1,250	1,760	37,381

	$746,843	$670,966	$737,818

15.	ICN Yugoslavia

      On February 6, 1999, the government of the Federal Republic of Yugoslavia, acting through the Federal Ministry of Health and/or the Ministry of Health of Serbia, seized control of the Company’s 75% owned subsidiary, ICN Yugoslavia. This action, based on a decision by the Ministry for Economic and Property Transformation that was reached on November 26, 1998, effectively reduced the Company’s equity ownership of ICN Yugoslavia from 75% to 35%. The Ministry of Economic and Property Transformation decision was based on the unilaterally imposed recalculation of the Company’s original capital contribution to ICN Yugoslavia. Subsequent to the seizure, the Commercial Court of Belgrade issued an order stating that a change in control had occurred. These actions were taken, contrary to Yugoslavian law, without any notification to or representation by the Company. As a result, the Company had and continues to have no effective control over the operating and financial affairs of ICN Yugoslavia. Accordingly, the Company deconsolidated the financial statements of ICN Yugoslavia as of November 26, 1998 and reduced the carrying value of the Company’s investment in ICN Yugoslavia to its fair value, estimated to be zero. The Company did not recognize any income or expense related to its investment in Yugoslavia in 2003, 2002 and 2001. See Note 13.

16.	License Agreements

      Schering-Plough: In 1995, the Company entered into an exclusive license and supply agreement with Schering-Plough (the “License Agreement”). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. The FDA granted Schering-Plough marketing approval for Rebetol® capsules (Schering-Plough’s brand name for ribavirin) as a separately marketed product for use only in combination with Intron A injection for the treatment of hepatitis C in patients with compensated liver disease previously untreated with alfa interferon (commonly referred to as treatment-naïve patients) or who have relapsed following alfa interferon therapy. The FDA also granted Schering-Plough approval for Peg-IntronTM (peginterferon alfa-2b), a longer lasting form of Intron A, for use in Combination Therapy with Rebetol for the treatment of chronic hepatitis C in patients with compensated liver disease who

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are at least 18 years of age. Schering-Plough markets the Combination Therapy in the United States, Europe, Japan, and many other countries around the world based on the U.S. and European Union regulatory approvals.

      In November 2000, the Company entered into an agreement that provides Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to LevovirinTM or ViramidineTM. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, the Company would receive royalty revenues based on the sales of licensed products.

      Under the terms of the agreement, the Company also granted Schering-Plough and an affiliate rights of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as rights of first/last refusal with respect to LevovirinTM and ViramidineTM (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if the Company intends to offer a license or other rights with respect to any of these compounds to a third party, the Company is required to notify Schering-Plough. At Schering-Plough’s request, the Company is required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company cannot reach an agreement with Schering-Plough, the Company is permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company is required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

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

      Roche: On January 6, 2003, the Company entered into a license agreement with Roche (the “Roche License Agreement”) which authorizes Roche to make, have made and to sell its own version of ribavirin, known as Copegus, under the Company’s patents for use in combination therapy with Roche’s version of pegylated interferon, known as Pegasys, for the treatment of hepatitis C. Under the Roche License Agreement, Roche will register and commercialize Copegus globally. Roche will pay royalty fees to the Company on its sales of the combination product containing Copegus.

      The successful entry of any generic pharmaceutical company into the U.S. market for the sale of oral ribavirin will result in the cessation of future U.S. royalty revenue from Roche and a likely reduction in the effective royalty rate from Schering-Plough.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Cash Flow Disclosures

      The following table sets forth the amounts of interest and income taxes paid during 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Interest paid	$36,396	$42,254	$45,637

Income taxes paid	$34,011	$53,090	$25,018

18.	Consolidating Financial Information

      The Company and Ribapharm are jointly and severally liable for the obligations under the 3.0% Notes, 4.0% Notes, 7.0% Notes and 6 1/2% Notes. The following consolidating financial statements show the financial position, results of operations and cash flow for Valeant, Ribapharm, Valeant Non-Guarantor Subsidiaries and eliminations necessary to arrive at the Company’s consolidated financial position, results of operations and cash flows for the years presented. The consolidating statements of the results of operations and cash flows for the year ended December 31 2002 are not presented as Ribapharm was not a wholly-owned subsidiary as of December 31, 2002. Ribapharm was wholly-owned as of December 31, 2003 and 2001. See Ribapharm’s financial statements in their Form 10-K for the year ended December 31, 2002.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of December 31, 2003

	Valeant		Valeant		Valeant
	Excluding		Non-Guarantor		Pharmaceuticals
	Subsidiaries	Ribapharm	Subsidiaries	Eliminations	International

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$664,586	$90,595	$116,875	$—	$872,056
Accounts receivable, net	17,867	36,697	107,838	—	162,402
Inventories, net	7,252	—	96,001	(11,347)	91,906
Prepaid expenses and other current assets	6,408	3,152	6,228	—	15,788

Total current assets	696,113	130,444	326,942	(11,347)	1,142,152
Property, plant and equipment, net	55,108	9,856	176,052	—	241,016
Deferred tax assets, net	66,090	—	2,511	—	68,601
Intangible assets, net	154,807	73,530	206,692	—	435,029
Other assets	37,187	24	24,934	—	62,145
Investment in subsidiaries	819,480	—	115,320	(934,800)	—

Total non-current assets	1,132,672	83,410	525,509	(934,800)	806,791
Assets of discontinued operations	235	—	27,759	—	27,994

	$1,829,020	$213,854	$880,210	$(946,147)	$1,976,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$9,977	$1,855	$24,241	$—	$36,073
Accrued liabilities	60,072	21,279	45,847	(12,792)	114,406
Notes payable and current portion of long-term debt	—	—	1,343	—	1,343
Income taxes payable	7,200	—	7,762	—	14,962
Intercompany payables (receivables)	(68,645)	35,996	27,409	5,240	—

Total current liabilities	8,604	59,130	106,602	(7,552)	166,784
Long-term debt, less current portion	1,106,001	1,106,001	13,800	(1,106,000)	1,119,802
Deferred income taxes and other liabilities	38,368	—	28,431	—	66,799
Minority interest	—	—	3,493	—	3,493
Advances from (to) affiliates	(40,715)	—	45,953	(5,238)	—

Total non-current liabilities	1,103,654	1,106,001	91,677	(1,111,238)	1,190,094
Liabilities of discontinued operations	5,285	—	9,413	—	14,698

Commitments and contingencies Stockholders’ Equity:
Common stock	834	1,500	155,146	(156,648)	832
Additional capital	979,130	(947,451)	349,140	595,954	976,773
Accumulated deficit	(269,608)	(5,326)	203,213	(266,663)	(338,384)
Accumulated other comprehensive loss	1,121	—	(34,981)	—	(33,860)

Total stockholders’ equity	711,477	(951,277)	672,518	172,643	605,361

	$1,829,020	$213,854	$880,210	$(946,147)	$1,976,937

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income for the year ended December 31, 2003

	Valeant		Valeant		Valeant
	Excluding		Non-Guarantor		Pharmaceuticals
	Subsidiaries	Ribapharm	Subsidiaries	Eliminations	International

	(In thousands)
Revenues:
Product sales	$75,182	$—	$443,289	$—	$518,471
Royalties	—	167,482	—	—	167,482

Total revenues	75,182	167,482	443,289	—	685,953

Costs and expenses:
Cost of goods sold	20,266	—	164,403	—	184,669
Selling expenses	30,160	—	136,547	—	166,707
General and administrative expenses	57,873	21,263	28,830	3,566	111,532
Research and development costs	3,388	44,157	1,307	(3,566)	45,286
Acquired in-process research and development	—	117,609	—	—	117,609
Amortization expense	10,714	6,911	20,952	—	38,577

Total expenses	122,401	189,940	352,039	—	664,380

Income (loss) from operations	(47,219)	(22,458)	91,250	—	21,573
Other income (loss), net, including translation and exchange	(12,742)	—	4,666	—	(8,076)
Intercompany interest	6,797	(454)	(6,343)	—	—
Intercompany expenses (credits)	2,721	—	(2,721)	—	—
Interest, net	(33,162)	3,459	2,446	—	(27,257)

Income (loss) from continuing operations before income taxes and minority interest	(83,605)	(19,453)	89,298	—	(13,760)
Provision for income taxes	(19,000)	30,609	27,854	—	39,463
Minority interest, net	—	—	193	11,570	11,763

Income (loss) from continuing operations	(64,605)	(50,062)	61,251	(11,570)	(64,986)
Income from discontinued operations	12,598	—	(3,252)	—	9,346

Net Income (loss)	$(52,007)	$(50,062)	$57,999	$(11,570)	$(55,640)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income for the year ended December 31, 2001

	Valeant		Valeant		Valeant
	Excluding		Non-Guarantor		Pharmaceuticals
	Subsidiaries	Ribapharm	Subsidiaries	Eliminations	International

	(In thousands)
Revenues:
Product sales	$111,149	$—	$372,685	$—	$483,834
Royalties	—	141,989	—	(5,000)	136,989

Total revenues	111,149	141,989	372,685	(5,000)	620,823

Costs and expenses:
Cost of goods sold	15,868	—	133,686	—	149,554
Selling expenses	25,558	—	112,380	—	137,938
General and administrative expenses	54,869	5,562	20,634	—	81,065
Research and development costs	2,265	25,595	846	—	28,706
Acquired in-process research and development	—	—	—	—	—
Amortization expense	10,890	—	17,843	—	28,733

Total expenses	109,450	31,157	285,389	—	425,996

Income (loss) from operations	1,699	110,832	87,296	(5,000)	194,827
Other income (loss), net, including translation and exchange	(32,931)	—	(1,901)	5,000	(29,832)
Intercompany interest	10,406	—	(10,406)	—	—
Intercompany expenses (credits)	(2,403)	—	2,403	—	—
Interest, net	(50,588)	—	4,396	—	(46,192)

Income (loss) from continuing operations before income taxes and minority interest	(73,817)	110,832	81,788	—	118,803
Provision for income taxes	(23,239)	40,487	24,830	—	42,078
Minority interest, net	2	—	172	—	174

Income (loss) from continuing operations	(50,580)	70,345	56,786	—	76,551
Income from discontinued operations	(2,174)	—	(10,243)	—	(12,417)

Net Income (loss)	$(52,754)	$70,345	$46,543	$—	$64,134

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow for the Year Ended December 31, 2003

	Valeant		Valeant		Valeant
	Excluding		Non-Guarantor		Pharmaceuticals
	Subsidiaries	Ribapharm	Subsidiaries	Eliminations	International

	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(64,605)	$(50,062)	$61,251	$(11,570)	$(64,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,853	10,437	37,517	—	64,807
Provision for losses on accounts receivable and inventory obsolescence	773	—	6,083	—	6,856
Translation and exchange gains, net	(56)	—	(4,668)	—	(4,724)
Other non-cash items	4,210	270	880	—	5,360
Write-off of acquired in-process R&D	—	117,609	—	—	117,609
Deferred income taxes	9,320	(2,766)	7,141	—	13,695
Minority interest	—	—	193	11,570	11,763
Loss on extinguishment of debt	12,803	—	—	—	12,803
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(10,665)	68,806	2,026	—	60,167
Inventories	837	—	(793)	—	44
Prepaid expenses and other assets	(3,000)	(2,593)	(1,858)	—	(7,451)
Trade payables and accrued liabilities	(22,371)	(15,104)	(16,513)	—	(53,988)
Income taxes payable	20,362	—	8,339	—	28,701
Other liabilities	26,448	—	(41,499)	—	(15,051)

Cash flow from operating activities in continuing operations	(9,091)	126,597	58,099	—	175,605
Cash flow from operating activities in discontinued operations	(29)	—	13,572	—	13,543

Net cash provided by operating activities	(9,120)	126,597	71,671	—	189,148

Cash flows from investing activities:
Capital expenditures	(3,830)	(2,878)	(10,898)	—	(17,606)
Proceeds from sale of assets	631	—	625	—	1,256
Acquisition of license rights, product lines and businesses	(192,923)	—	—	—	(192,923)

Cash flow from investing activities in continuing operations	(196,122)	(2,878)	(10,273)	—	(209,273)
Cash flow from investing activities in discontinued operations	112,963	—	(8,348)	—	104,615

Net cash used in investing activities	(83,159)	(2,878)	(18,621)	—	(104,658)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Valeant		Valeant		Valeant
	Excluding		Non-Guarantor		Pharmaceuticals
	Subsidiaries	Ribapharm	Subsidiaries	Eliminations	International

	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	714,926	—	—	—	714,926
Payments on long-term debt and notes payable	(155,117)	—	(3,803)	—	(158,920)
Proceeds from exercise of stock options	1,726	—	—	—	1,726
Dividends paid	(26,005)	—	—	—	(26,005)
Funds provided to (from) intercompany	202,627	(112,874)	(89,753)	—	—
Funds received from discontinued operations	112,699	—	12,971	—	125,670

Cash flow from financing activities in continuing operations	850,856	(112,874)	(80,585)	—	657,397
Cash flow from financing activities in discontinued operations	(112,699)	—	(13,333)	—	(126,032)

Net cash provided by (used) in financing activities	738,157	(112,874)	(93,918)	—	531,365

Effect of exchange rate changes on cash and cash equivalents	—	—	3,450	—	3,450

Net increase in cash and cash equivalents	645,878	10,845	(37,418)		619,305
Cash and cash equivalents at beginning of year	18,943	79,750	154,971	—	253,664

Cash and cash equivalents at end of year	664,821	90,595	117,553		872,969
Cash and cash equivalents classified as part of discontinued operations	(235)	—	(678)	—	(913)

Cash and cash equivalents of continuing operations	$664,586	$90,595	$116,875	$—	$872,056

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow for the Year Ended December 31, 2001

	Valeant		Valeant		Valeant
	Excluding		Non-Guarantor		Pharmaceuticals
	Subsidiaries	Ribapharm	Subsidiaries	Eliminations	International

	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(50,580)	$70,345	$56,786	$—	$76,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,823	2,205	30,852	—	50,880
Provision for losses on accounts receivable and inventory obsolescence	3,771	—	4,671	—	8,442
Translation and exchange gains, net	15	—	1,901	—	1,916
Other non-cash items	4,275	—	990	—	5,265
Deferred income taxes	8,302	—	806	—	9,108
Minority interest	—	—	174	—	174
Loss on extinguishment of debt	32,916	—	—	—	32,916
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,154)	(30,346)	6,404	—	(34,096)
Inventories	14	—	1,736	—	1,750
Prepaid expenses and other assets	(15,772)	—	(7,961)	—	(23,733)
Trade payables and accrued liabilities	4,875	2,342	963	—	8,180
Income taxes payable	2,685	—	5,434	—	8,119
Other liabilities	2,411	—	(2,144)	—	267

Cash flow from operating activities in continuing operations	581	44,546	100,612	—	145,739
Cash flow from operating activities in discontinued operations	(2,174)	—	(5,453)	—	(7,627)

Net cash provided by operating activities	(1,593)	44,546	95,159	—	138,112

Cash flows from investing activities:
Capital expenditures	(20,537)	(6,358)	(20,794)	—	(47,689)
Proceeds from sale of assets	668	—	—	—	668
(Increase) decrease in restricted cash	(1,962)	—	—	—	(1,962)
Acquisition of license rights, product lines and businesses	(14,445)	—	(35,536)	—	(49,981)

Cash flow from investing activities in continuing operations	(36,276)	(6,358)	(56,330)	—	(98,964)
Cash flow from investing activities in discontinued operations	—	—	(20,101)	—	(20,101)

Net cash used in investing activities	(36,276)	(6,358)	(76,431)	—	(119,065)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Valeant		Valeant		Valeant
	Excluding		Non-Guarantor		Pharmaceuticals
	Subsidiaries	Ribapharm	Subsidiaries	Eliminations	International

	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	507,430	—	28	—	507,458
Payments on long-term debt and notes payable	(344,528)	—	(212)	—	(344,740)
Proceeds from exercise of stock options	12,257	—	—	—	12,257
Dividends paid	(24,002)	—	—	—	(24,002)
Funds provided to (from) intercompany	31,599	(38,188)	6,589	—	—
Funds provided to discontinued operations	(2,174)	—	(26,073)	—	(28,247)

Cash flow from financing activities in continuing operations	180,582	(38,188)	(19,668)	—	122,726
Cash flow from financing activities in discontinued operations	2,174	—	25,822	—	27,996

Net cash provided by (used) in financing activities	182,756	(38,188)	6,154	—	150,722

Effect of exchange rate changes on cash and cash equivalents	—	—	279	—	279

Net increase in cash and cash equivalents	144,887	—	25,161	—	170,048
Cash and cash equivalents at beginning of year	50,402	—	104,803	—	155,205

Cash and cash equivalents at end of year	195,289	—	129,964	—	325,253
Cash and cash equivalents classified as part of discontinued operations	—	—	(8,242)	—	(8,242)

Cash and cash equivalents of continuing operations	$195,289	$—	$121,722	$—	$317,011

19.	Subsequent Events

      Acquisition of Amarin Pharmaceuticals, Inc.: In February 2004, the Company acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. and all of its U.S. products. Under the terms of the transaction, the Company paid $38,000,000 in cash at the closing for the rights to Amarin’s product portfolio, which includes Permax® and a primary care portfolio with a broad range of indications. The Company also acquired in the transaction the rights to Zelapar®, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies, which Amarin will fund and expects to complete in 2004. The agreement calls for the Company to make additional milestone payments of up to $8,000,000 to Amarin based on the successful completion of the studies and final approval by the FDA of Zelapar. In addition, the Company will make a milestone payment of $10,000,000 to the developer of Zelapar upon the attainment of specified sales thresholds.

      Interest Rate Swap Agreement on 7% Notes: In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Notes, with the objective of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reducing interest costs. The agreement provides that the Company will exchange its 7% fixed-rate payment obligation for variable rate payments of six-month LIBOR plus 2.409%. While the objective of the swap is to reduce the Company’s overall interest cost, if LIBOR rates increase over 4.59%, our cost of debt will equal or exceed the current fixed rate amount subject to the swap. The swaps have terms expiring at the maturity of the debt. The swap arrangements are with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swaps is remote based on the creditworthiness of the financial institutions issuing the swaps.

      Other: In March 2004, the Company entered into Euro denominated forward contracts totaling € 46,300,000, in an effort to reduce its monetary exposure due to variability in the Euro.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

	(In thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$7,646	$170	$249	$(1,402)	$6,663

Allowance for inventory obsolescence	$11,060	$6,686	$582	$(6,745)	$11,583

Deferred tax asset valuation allowance	$21,250	$—	$—	$(741)	$20,509

Year ended December 31, 2002
Allowance for doubtful accounts	$8,172	$761	$209	$(1,496)	$7,646

Allowance for inventory obsolescence	$10,143	$5,250	$(1,735)	$(2,598)	$11,060

Deferred tax asset valuation allowance	$21,429	$—	$—	$(179)	$21,250

Year ended December 31, 2001
Allowance for doubtful accounts	$7,387	$1,950	$2,309	$(3,474)	$8,172

Allowance for inventory obsolescence	$9,533	$6,492	$1,720	$(7,602)	$10,143

Deferred tax asset valuation allowance	$21,429	$—	$—	$—	$21,429

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of December 31, 2003, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

      There has been no significant change in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required under this Item is set forth in the Company’s definitive proxy statement to be filed in connection with the Company’s 2004 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.

Item 11.	Executive Compensation

      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	Financial Statements

      Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K.

2.	Financial Statement Schedule

      Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K.

      Schedules not listed have been omitted because the information required therein is not applicable or is shown in the financial statements and the notes thereto.

3.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of Valeant Pharmaceuticals International, SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
3.2	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
3.3	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
3.4	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
3.5	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to Valeant Pharmaceuticals International’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
10.1	Indenture, dated as of July 18, 2001, by and among Valeant Pharmaceuticals International, Ribapharm Inc. and The Bank of New York, as trustee, relating to the 6 1/2% Convertible Subordinated Notes due 2008. Previously filed as Exhibit 4.1 to Valeant Pharmaceuticals International’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.*
10.2	Application for Registration, Foundation Agreement, Joint Venture — ICN Oktyabr previously filed as Exhibit 10.46 to Valeant Pharmaceuticals International Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.3	Charter of the Joint Stock Company — ICN Oktyabr previously filed as Exhibit 10.47 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.4†	Amendment to Employment Contract between Valeant Pharmaceuticals International, and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.5†	Amendment to Employment Contract between Valeant Pharmaceuticals International, and Milan Panic dated January 1, 1999, previously filed as Exhibit 10.8 to Valeant Pharmaceuticals International’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.6	Registration Rights Agreement relating to the 6 1/2% Convertible Subordinated Notes due 2008, dated as of July 18, 2001, by and among Valeant Pharmaceuticals International, Ribapharm Inc. and UBS Warburg LLC. Previously filed as Exhibit 4.2 to Valeant Pharmaceuticals International’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.
10.7	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.8	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.9	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.10	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.

Exhibit
Number	Description

10.11	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to Valeant Pharmaceuticals International’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
10.12	Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.
**10.13	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10.14	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10.15	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10.16	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.17	Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to Valeant Pharmaceuticals International, Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.18	Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.19	Registration Rights Agreement, dated December 12, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Bear Stearns & Co. on the other hand, previously filed as Exhibit 4.3 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.20	Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.21	Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.22	Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.23	Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.

Exhibit
Number	Description

10.24	Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
10.25	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.26	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10.27	Closing Agreement among Valeant Pharmaceuticals International and Milan Panic, dated March 6, 2003, previously filed as exhibit 10.20 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/ A, which is incorporated herein by reference.
10.28	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10.29	Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated October 24, 2002, previously filed as exhibit 10.22 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10.30	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated November 4, 2002, amended and restated on October 2, 2003, filed herewith.
10.31	Agreement between Valeant Pharmaceuticals International and Eileen Pruette, dated March 3, 2003, filed herewith.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management Compensation.

(b)	Reports on Form 8-K

      During the quarter ended December 31, 2002, the following report on Form 8-K were filed by the Registrant.

1.	Current report on Form 8-K dated November 12, 2003 (the date of the earliest event reported), filed on November 13, 2003, for the purpose of reporting on Item 5, the registrant’s change of name.

2.	Current report on Form 8-K dated November 13, 2003 (the date of the earliest reported), filed on November 14, 2003, for the purpose of reporting on Item 5, the registrant’s announcement of the offering of the convertible notes and pricing of the convertible notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL

BY	/s/ ROBERT W. O’LEARY

ROBERT W. O’LEARY
Chairman of the Board and
Chief Executive Officer

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT W. O’LEARY Robert W. O’Leary	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 15, 2004
/s/ TIMOTHY C. TYSON Timothy C. Tyson	President, Chief Operating Officer	Date: March 15, 2004
/s/ BARY G. BAILEY Bary G. Bailey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 15, 2004
/s/ EDWARD A. BURKHARDT Edward A. Burkhardt	Director	Date: March 15, 2004
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	Date: March 15, 2004
/s/ RICHARD H. KOPPES Richard H. Koppes	Director	Date: March 15, 2004
/s/ LAWRENCE N. KUGELMAN Lawrence N. Kugelman	Director	Date: March 15, 2004
/s/ STEVEN J. LEE Steven J. Lee	Director	Date: March 15, 2004
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	Date: March 15, 2004
/s/ RANDY H. THURMAN Randy H. Thurman	Director	Date: March 15, 2004
/s/ ROBERT A. INGRAM Robert A. Ingram	Director	Date: March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of Valeant Pharmaceuticals International, SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
3.2	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
3.3	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
3.4	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
3.5	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to Valeant Pharmaceuticals International’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
10.1	Indenture, dated as of July 18, 2001, by and among Valeant Pharmaceuticals International, Ribapharm Inc. and The Bank of New York, as trustee, relating to the 6 1/2% Convertible Subordinated Notes due 2008. Previously filed as Exhibit 4.1 to Valeant Pharmaceuticals International’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.
10.2	Application for Registration, Foundation Agreement, Joint Venture — ICN Oktyabr previously filed as Exhibit 10.46 to Valeant Pharmaceuticals International Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.3	Charter of the Joint Stock Company — ICN Oktyabr previously filed as Exhibit 10.47 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.4†	Amendment to Employment Contract between Valeant Pharmaceuticals International, and Milan Panic, dated September 6, 1995 previously filed as Exhibit 10.29 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.5†	Amendment to Employment Contract between Valeant Pharmaceuticals International, and Milan Panic dated January 1, 1999, previously filed as Exhibit 10.8 to Valeant Pharmaceuticals International’s Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.
10.6	Registration Rights Agreement relating to the 6 1/2% Convertible Subordinated Notes due 2008, dated as of July 18, 2001, by and among Valeant Pharmaceuticals International, Ribapharm Inc. and UBS Warburg LLC. Previously filed as Exhibit 4.2 to Valeant Pharmaceuticals International’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference.
10.7	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to Valeant Pharmaceuticals International’s Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.8	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.9	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

Exhibit
Number	Description

10.10	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.11	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 28, 1995 previously filed as Exhibit 10 to Valeant Pharmaceuticals International’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934 as amended.
10.12	Collateral Agreement between Milan Panic and the Registrant, dated August 14, 1996, previously filed as Exhibit 10.32 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.
**10.13	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10.14	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10.15	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10.16	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as exhibit 10.19 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.17	Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to Valeant Pharmaceuticals International, Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.18	Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.19	Registration Rights Agreement, dated December 12, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Bear Stearns & Co. on the other hand, previously filed as Exhibit 4.3 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.20	Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.21	Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.22	Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.

Exhibit
Number	Description

10.23	Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.24	Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
10.25	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.26	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10.27	Closing Agreement among Valeant Pharmaceuticals International and Milan Panic, dated March 6, 2003, previously filed as exhibit 10.20 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10.28	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/ A, which is incorporated herein by reference.
10.29	Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated October 24, 2002, previously filed as exhibit 10.22 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10.30	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated November 4, 2002, amended and restated on October 2, 2003, filed herewith.
10.31	Agreement between Valeant Pharmaceuticals International and Eileen Pruette, dated March 3, 2003, filed herewith.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management Compensation.