Form 10-Q
period 2004-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2004-05-10
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

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

      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of May 3, 2004 was 83,779,887.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(In thousands, except per share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$845,516	$872,056
Restricted cash	7,819	1,925
Accounts receivable, net	135,053	162,402
Inventories, net	99,699	91,906
Prepaid expenses and other current assets	13,718	13,863

Total current assets	1,101,805	1,142,152
Property, plant and equipment, net	234,074	241,016
Deferred tax assets, net	81,134	68,601
Intangible assets, net	460,270	435,029
Other assets	52,654	62,145

Total non-current assets	828,132	806,791
Assets of discontinued operations	26,252	27,994

	$1,956,189	$1,976,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$30,067	$36,073
Accrued liabilities	115,428	114,406
Notes payable and current portion of long-term debt	1,294	1,343
Income taxes payable	10,570	14,962

Total current liabilities	157,359	166,784
Long-term debt, less current portion	1,121,649	1,119,802
Deferred income taxes and other liabilities	71,341	66,799
Minority interest	3,479	3,493

Total non-current liabilities	1,196,469	1,190,094
Liabilities of discontinued operations	15,253	14,698

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 83,583 (March 31, 2004) and 83,185 (December 31, 2003) shares outstanding (after deducting shares in treasury of
1,068 as of March 31, 2004 and December 31, 2003)	836	832
Additional capital	982,268	976,773
Accumulated deficit	(358,460)	(338,384)
Accumulated other comprehensive loss	(37,536)	(33,860)

Total stockholders’ equity	587,108	605,361

	$1,956,189	$1,976,937

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

For the three months ended March 31, 2004 and 2003
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Revenues:
Product sales	$132,325	$110,134
Royalties	25,377	48,583

Total revenues	157,702	158,717

Costs and expenses:
Cost of goods sold	46,712	41,239
Selling expenses	47,742	37,278
General and administrative expenses	23,875	30,593
Research and development costs	18,463	9,159
Acquired in-process research and development	11,386	—
Amortization expense	13,287	8,067

Total expenses	161,465	126,336

Income (loss) from operations	(3,763)	32,381
Other income (loss), net, including translation and exchange	(1,046)	4,091
Interest income	3,060	982
Interest expense	(14,959)	(8,292)

Income (loss) from continuing operations before income taxes and minority interest	(16,708)	29,162
Provision (benefit) for income taxes	(6,182)	11,082
Minority interest, net	(14)	4,859

Income (loss) from continuing operations	(10,512)	13,221
Income (loss) from discontinued operations	(3,061)	449

Net income (loss)	$(13,573)	$13,670

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.16
Discontinued operations	(0.04)	—

Basic net income (loss) per share	$(0.16)	$0.16

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.16
Discontinued operations	(0.04)	—

Diluted net income (loss) per share	$(0.16)	$0.16

Shares used in per share computation:
Basic	83,447	84,104

Diluted	83,447	84,307

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2004	2003

Net income (loss)	$(13,573)	$13,670
Other comprehensive income:
Foreign currency translation adjustments	(5,004)	(6,052)
Unrealized loss on marketable equity securities and other	(177)	(352)
Reclassification adjustment for realized loss on marketable equity securities in net income	1,506	—

Comprehensive income (loss)	$(17,248)	$7,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Income (loss) from continuing operations	$(10,512)	$13,221
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,657	14,263
Provision for losses on accounts receivable and inventory obsolescence	689	2,036
Translation and exchange (gains) losses, net	103	(4,091)
Other non-cash items	1,512	497
Write-off of in-process R&D	11,386	—
Deferred income taxes	(12,542)	2,013
Minority interest	(14)	4,859
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	25,044	47,452
Inventories	(5,584)	(996)
Prepaid expenses and other assets	1,796	(322)
Trade payables and accrued liabilities	(14,022)	(23,414)
Income taxes payable	(4,321)	17,442
Other liabilities	4,306	(3,810)

Cash flow from operating activities in continuing operations	19,498	69,150
Cash flow from operating activities in discontinued operations	(624)	9,725

Net cash provided by operating activities	18,874	78,875

Cash flows from investing activities:
Capital expenditures	(3,971)	(2,510)
Proceeds from sale of assets and investments	11,208	67
Increase in restricted cash	(5,894)	(3)
Acquisition of license rights, product lines and businesses	(44,358)	(150)

Cash flow from investing activities in continuing operations	(43,015)	(2,596)
Cash flow from investing activities in discontinued operations	23	(1,936)

Net cash used in investing activities	(42,992)	(4,532)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(568)	(3,039)
Proceeds from exercise of stock options	4,938	—
Dividends paid	(6,432)	(6,500)
Funds received from discontinued operations	(90)	7,936

Cash flow from financing activities in continuing operations	(2,152)	(1,603)
Cash flow from financing activities in discontinued operations	90	(8,203)

Net cash used in financing activities	(2,062)	(9,806)

Effect of exchange rate changes on cash and cash equivalents	(871)	(553)

Net increase (decrease) in cash and cash equivalents	(27,051)	63,984
Cash and cash equivalents at beginning of period	872,969	253,664

Cash and cash equivalents at end of period	845,918	317,648
Cash and cash equivalents classified as part of discontinued operations	(402)	(8,344)

Cash and cash equivalents of continuing operations	$845,516	$309,304

The accompanying notes are an integral part of these consolidated condensed financial statements.

MANAGEMENT’S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

      The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

      Organization: Valeant Pharmaceuticals International (“Valeant”) and its subsidiaries (collectively, the “Company”) is a global, research-based, specialty pharmaceutical company that discovers, develops, manufactures, and markets a broad range of pharmaceutical products. Through its wholly owned subsidiary, Ribapharm, Inc. (“Ribapharm”), which conducts research and new product development initiatives, the Company generates royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).

      Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of Valeant, its wholly owned subsidiaries and all of its majority-owned subsidiaries that it controls. Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of such consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

      Acquired In-Process Research and Development: In the quarter ended March 31, 2004, the Company incurred an expense of $11,386,000 associated with acquired in-process research and development (“IPR&D”) related to the acquisition of Amarin Pharmaceuticals, Inc. (“Amarin”) and all of its U.S. product rights. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for Zelapar® that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair value was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 66%). The estimated after-tax cash flows (using a tax rate of 40%) were then discounted to a present value using a discount rate of 20%, which is the Company’s risk adjusted after tax weighted average cost of capital. The Company estimates that the Zelapar studies will be completed in 2004 and revenue for Zelapar will commence in 2005. See Note 2 for discussion of the acquisition of Amarin.

      The major risks and uncertainties associated with the timely and successful completion of Zelapar consists of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

      Derivative Financial Instruments: The Company’s accounting policies for derivative instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. The Company’s derivative instruments are recorded at fair value and included in other current assets, other assets, accrued liabilities or debt. Depending on the nature of the hedge, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

      Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, minimum pension liability and changes in the fair value of derivative financial instruments.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

      In March 2004, the Company’s Board of Directors declared a first quarter cash distribution of $0.0775 per share, payable on April 28, 2004. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.

      Stock-Based Compensation: The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”) as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Incentive Plan been determined based on the fair value at the grant date for awards in the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net income (loss) as reported	$(13,573)	$13,670
Stock based employee compensation expense included in net income, net of tax	96	—
Stock based employee compensation expense determined under fair value based method, net of related tax effects	(1,645)	(471)

Pro forma net income (loss)	$(15,122)	$13,199

Earnings (loss) per share:
Basic — as reported	$(0.16)	$0.16

Basic — pro forma	$(0.18)	$0.16

Diluted — as reported	$(0.16)	$0.16

Diluted — pro forma	$(0.18)	$0.16

      Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation, with no effect on previously reported net income or stockholders’ equity.

2.	Amarin Pharmaceuticals, Inc.

      On February 25, 2004, the Company acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin and all of its U.S. product rights (the “Amarin Acquisition”). Under the terms of the transaction, the Company paid $38,000,000 in cash at the closing for the rights to Amarin’s product portfolio, which includes Permax® and a primary care portfolio with a broad range of indications. The Company also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies, which Amarin will fund and expects to complete in 2004. The agreement calls for the Company to make additional milestone payments of up to $8,000,000 to Amarin based on the successful completion of the studies and final approval by the FDA of Zelapar. In addition, the Company will make a milestone payment of $10,000,000 to the developer of Zelapar upon the attainment of specified sales thresholds.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The Amarin Acquisition has been accounted for using the purchase method of accounting, and Amarin’s results of operations have been included in the Company’s consolidated condensed financial statements from the date of acquisition. Allocation of the purchase price for the Amarin Acquisition is based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. However, these estimates may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available. Subsequent to the Amarin Acquisition, the Company became aware of a significant amount of dated products in wholesaler channels. Under terms of the purchase agreement, Amarin Corporation, plc is responsible for any excess inventory at wholesalers that existed at the date of acquisition. The Company has established a reserve to cover sales returns consistent with the terms of the agreement. Pro forma results are not presented as the acquisition did not materially affect the Company’s results of operations.

      The components of the purchase price allocation for the Amarin Acquisition is as follows (in thousands):

Purchase price:
Cash paid	$38,000
Transaction costs	2,513
Less: Cash acquired	(601)

$39,912

Allocation:
Current assets	$2,642
Property, plant, and equipment	205
Acquired intangible assets	35,616
Acquired IPR&D	11,386
Other liabilities assumed	(9,937)

$39,912

3.	Discontinued Operations

      In the second half of 2002, the Company made a strategic decision to divest its Russian Pharmaceuticals segment, biomedicals segment, Photonics business, raw materials businesses and manufacturing capability in Central Europe and Circe unit. During 2003, the Company disposed of its Russian Pharmaceuticals segment, biomedicals segment, Photonics business and Circe unit. The Company is actively marketing for sale the raw materials businesses and manufacturing capability in Central Europe and is working toward disposing of these assets.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Summarized selected financial information for discontinued operations for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Revenue	$5,522	$52,345

Income (loss) before income taxes	$(2,413)	$1,886
Income tax provision	—	(1,437)

Income (loss) from discontinued operations, net	(2,413)	449

Loss on disposal of discontinued operations	(648)	—
Income tax provision	—	—

Loss on disposal of discontinued operations, net	(648)	—

Income (loss) from discontinued operations	$(3,061)	$449

      The assets and liabilities of discontinued operations are stated separately as of March 31, 2004 and December 31, 2003 on the accompanying consolidated condensed balance sheets. The major assets and liability categories are as follows (in thousands):

	March 31,	December 31,
	2004	2003

Cash	$402	$913
Accounts receivable, net	8,040	6,422
Inventories, net	9,125	10,756
Property, plant and equipment, net	8,014	8,671
Other assets	671	1,232

Assets of discontinued operations	$26,252	$27,994

Accounts payable	$3,021	$3,127
Accrued liabilities	9,124	8,465
Other liabilities	3,108	3,106

Liabilities of discontinued operations	$15,253	$14,698

      Included in accumulated other comprehensive loss are translation gains of $8,557,000 related to discontinued operations as of March 31, 2004.

4.	Derivatives and Hedging Activities

      The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there is no underlying exposure.

      Interest Rate Swap Agreement: In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of reducing interest costs. The agreement provides that the Company will exchange its 7.0% fixed-rate payment obligation for variable rate payments of six-month LIBOR plus 2.409% (3.7% as of March 31, 2004). While the objective of the swap is to reduce the Company’s overall interest cost, if LIBOR rates increase over 4.59%, our cost of debt will equal or exceed the current fixed rate amount subject

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

to the swap. The swap has terms expiring at the maturity of the debt. The swap arrangement is with different counterparties than the holders of the underlying debt. Management believes that any credit risk associated with the swap is remote based on the creditworthiness of the financial institutions issuing the swap. The Interest Rate Swap is designated as a fair value hedge and is deemed perfectively effective. At March 31, 2004, the fair value of the Interest Rate Swap was $2,693,000 and is included in other long-term assets with an offsetting credit included in long-term debt as a fair value adjustment.

      In support of the Company’s obligation under the Interest Rate Swap, the Company is required to maintain a minimum level of cash and investment collateral depending on the fair market value of the Interest Rate Swap. As of March 31, 2004, $5,684,000 is recorded on the balance sheet in restricted cash related to collateral on the Interest Rate Swap.

      Foreign Currency Hedge Transaction: In March 2004, the Company entered into a series of forward contracts to reduce its exposure to variability in the Euro compared to the U.S. Dollar (the “Hedge”). The Hedge will cover the EUR denominated royalty payments on forecasted EUR royalty revenue.

      The Hedge is designated and qualifies as a cash flow hedge. The Hedge is consistent with the Company’s risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Hedge is determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of $567,000 has been recorded in other comprehensive income as of March 31, 2004. This unrealized loss will be reclassified into earnings as the forward contracts are settled on a monthly basis through December 30, 2005.

      In connection with the Hedge, the Company is required to maintain a margin account with a minimum level of cash and investment collateral depending on the fair market value of the Hedge. As of March 31, 2004, $1,977,000 is recorded on the balance sheet in restricted cash related to collateral on the Hedge.

5.	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Income:
Numerator for basic and dilutive earnings per share — income available to common stockholders	$(13,573)	$13,670

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	83,447	84,104
Effect of dilutive securities:
Employee stock options	—	203

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	83,447	84,307

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.16
Discontinued operations, net of taxes	(0.04)	—

Basic net income (loss) per share	$(0.16)	$0.16

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.16
Discontinued operations, net of taxes	(0.04)	—

Diluted net income (loss) per share	$(0.16)	$0.16

      For the three months ended March 31, 2004, 2,903,000 weighted average stock options, and for 2004 and 2003, the effect of convertible debt, are not included in the computation of earnings per share as such securities are anti-dilutive.

6.	Detail of Certain Accounts

	March 31,	December 31,
	2004	2003

Accounts receivable, net:
Trade accounts receivable	$106,708	$121,651
Royalties receivable	25,780	36,690
Other receivables	10,292	10,724

	142,780	169,065
Allowance for doubtful accounts	(7,727)	(6,663)

	$135,053	$162,402

Inventories, net:
Raw materials and supplies	$30,831	$36,288
Work-in-process	21,550	23,731
Finished goods	61,324	43,470

	113,705	103,489
Allowance for inventory obsolescence	(14,006)	(11,583)

	$99,699	$91,906

Property, plant and equipment, net:
Property, plant and equipment, at cost	$398,642	$399,512
Accumulated depreciation and amortization	(164,568)	(158,496)

	$234,074	$241,016

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Goodwill and intangible assets: As of March 31, 2004 and December 31, 2003, goodwill and intangible assets were as follows (in thousands):

	March 31, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$558,518	$(167,056)	$520,025	$(158,743)
License agreement	67,376	(11,887)	67,376	(6,911)
Goodwill	13,319	—	13,282	—

Total	$639,213	$(178,943)	$600,683	$(165,654)

      Amortization expense for the three months ended March 31, 2004 was $13,287,000. Estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $54,000,000, $54,000,000, $49,000,000, $33,000,000 and $32,000,000, respectively.

7.	Commitments and Contingencies

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      On June 3, 2003, a purported class action, captioned Len Brody v. Roberts A. Smith, Andre C. Dimitriadis, Santo J. Costa, James J. Peiczynski, Daniel J. Paracka, Gregory F. Boron, Ribapharm, Inc. and ICN Pharmaceuticals, Inc., Case No. 03 CC 00211, was filed in the Superior Court of Orange County, California, against the Company, Ribapharm and certain of Ribapharm’s officers and directors. The complaint in this action purports to assert the same claims, on behalf of the same class of plaintiffs and against the same defendants as in the seven lawsuits filed in Delaware that are described above. This California action has been stayed in light of the settlement of the Delaware tender offer litigation. The settlement of the Delaware tender offer litigation has been designed to release the claims brought in this lawsuit, although the decision as to effect of that release will be subject to the discretion of the California court.

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

      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interest of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management arising from the initial public offering of Ribapharm. On April 25, 2003, the Company filed a motion to stay or dismiss the California plaintiff’s complaint in favor of the Company amending the existing Delaware derivative action to substitute the Company as the plaintiff. Following limited discovery pertaining to the Special Litigation Committee’s investigation, the Court granted the Company’s motion. The Court stayed the plaintiff’s prosecution of the claim concerning the Ribapharm bonuses in favor of similar proceedings in Delaware, and dismissed each of the plaintiff’s remaining claims with prejudice. On June 27, 2003, pursuant to the Special Litigation Committee’s recommendation, the Company filed a motion in the Delaware derivative action to (a) realign itself as plaintiff in this section, (b) pursue the primary derivative claims relating to the Ribapharm Bonuses, (c) seek dismissal of the secondary derivative claims, and (d) settle certain claims with respect to certain of the defendants. The Court granted the Company’s motion for realignment on October 27, 2003. Additional aspects of the Company’s motion are still pending.

      Securities Class Actions: Since July 25, 2002, multiple class actions have been filed in the United States District Courts for the Eastern District of New York, the District of New Jersey and the Central District of California against the Company and some of its current and former executive officers. The lawsuits allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company’s stock. The lawsuits generally claim that the Company issued false and misleading statements regarding the Company’s earnings prospects and sales figures, its operations in Russia and the earnings and sales of its Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest. The actions filed in the Eastern District of New York and the District of New Jersey have been transferred to the Central District of California by stipulation of the parties. The parties to all of the class actions pending in the Central District of California have filed an Initial Case Management Order seeking to have all related actions consolidated before the Honorable David O. Carter. The Company filed a motion to dismiss plaintiffs’ consolidated amended complaint on August 29, 2003, which the Court granted in January 2004. The plaintiffs filed a second amended consolidated complaint in February 2004. The Company filed a motion to dismiss plaintiffs’ second amended consolidated complaint and a hearing on that motion is scheduled for May 24, 2004.

      On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and executive officers. The lawsuit alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of Convertible Subordinated Notes in November 2001, thereby artificially inflating the market price of the Notes. The plaintiffs generally seek to recover compensatory damages, including interest. The Company removed this action to federal court, and the plaintiff filed an amended complaint on December 17, 2003. The Company filed a motion to dismiss the amended complaint, and a hearing on that motion is currently scheduled for May 24, 2004.

      Generic Litigation: Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which merged into its parent Geneva Pharmaceuticals, Inc. (“Geneva”), Three Rivers Pharmaceuticals, LLC (“Three Rivers”) and Teva Pharmaceuticals USA, Inc. (“Teva”), filed Abbreviated New Drug Applications (“ANDA”) with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. The Company sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the United States market. The three cases were all before the same judge, and summary judgment motions were filed by the defendants. In July 2003, the U.S. District Court for the Central District of California issued a memorandum of decision and order granting the defendants their motion for summary judgment of non-infringement of the asserted patents in the patent infringement suit brought by the Company. On August 11, 2003, the District Court ordered entry of judgment dismissing the action against Teva and Three Rivers based on its July decision. On September 10, 2003, the Company filed notices of appeal with respect to these judgments. The District Court also entered an order on October 14, 2003 certifying its July 2003 decision as a final appealable decision with respect Geneva, and on October 16, 2003, the Company filed a notice of appeal of the July decision in the Geneva actions. On October 28, 2003, the Federal Circuit consolidated the Geneva, Teva, and Three Rivers appeals. The Company filed its initial brief on December 29, 2003, and opposing briefs were filed on February 20, 2004. Oral arguments on the appeal are scheduled for June 8, 2004.

      On July 17, 2003, the Company filed a Citizen’s Petition with the FDA requesting that the Commissioner of Food and Drugs refrain from approving ANDA for ribavirin products with labeling that omits information about the product’s use in combination with PEG-Intron® (peginterferon alfa-2b). On April 6, 2004 the Citizen’s Petition was denied and the FDA approved the marketing and sale of generic ribavirin by Teva and Three Rivers. The entry of these generic pharmaceutical companies into the U.S. market will have a material negative impact on the Company’s future U.S. royalty revenue. The Company is considering its response to these developments, including whether it should impact the Company’s appeal of the generic litigation.

      Patents: Various parties are opposing the Company’s ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. Regardless of the outcome of these

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      In these proceedings, the Company has asserted claims and counterclaims against the Federal Republic of Yugoslavia and the Republic of Serbia for unlawful expropriation of its majority interest in the joint venture, failure to pay obligations in excess of $176,000,000, violation of a contractual right of first refusal regarding the minority owners’ sale of its interest, and failure to return the Company’s contributed intangible assets following partial appropriation of the Company’s majority interest. The State Health Fund of Serbia has asserted a claim against the Company for breach of the joint venture agreement based on the Company’s alleged failure to contribute certain intangible assets and alleged mismanagement. The final arbitral hearings in this matter were held March 29 and March 30, 2004 and the Company is awaiting the decision of the arbitrator.

      Circe: The former shareholders (the “Circe Shareholders”) of Circe Biomedical, Inc. (“Circe”) filed in July 2003 a demand for arbitration claiming indemnification from the Company for approximately $10,000,000 of purported financial losses, based on provisions of an agreement entered into at the time the Company acquired Circe. The Circe Shareholders claim to have suffered such losses as a result of the Company’s alleged breach of its obligations to register for resale the Company shares issued to the Circe Shareholders as part of the purchase price for the Circe acquisition. The arbitration hearing, previously scheduled for May 2004, has been postponed indefinitely. Instead of proceeding to hearing, the parties will brief the issue of whether alleged damages were excluded by the parties’ contract. The Company intends to vigorously defend against the claim.

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

8.	Business Segments

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 for discussion of discontinued operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Revenues
Pharmaceuticals
North America	$27,629	$15,371
Latin America	29,153	26,371
Europe	63,119	55,576
Asia, Africa, Australia	12,424	12,816

Total pharmaceuticals	132,325	110,134
Royalty revenues	25,377	48,583

Consolidated revenues	$157,702	$158,717

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003

Operating Income (Loss)
Pharmaceuticals
North America	$6,884	$(2,931)
Latin America	5,813	6,779
Europe	8,614	7,138
Asia, Africa, Australia	(123)	1,650

	21,188	12,636
IPR&D(1)	(11,386)	—

Total pharmaceuticals	9,802	12,636
Research and development	(972)	33,543

Consolidated segment operating income	8,830	46,179
Corporate expenses	(12,593)	(13,798)
Interest income	3,060	982
Interest expense	(14,959)	(8,292)
Other, net	(1,046)	4,091

Income from continuing operations before provision for income taxes and minority interest	$(16,708)	$29,162

(1)	IPR&D is not included in the North America pharmaceutical segment as the Company’s chief decision maker excludes this item in assessing the financial performance of this segment, primarily due to its non-operational nature.

      The following table sets forth the segment total assets of the Company as of March 31, 2004 and December 31, 2003 (in thousands):

	Total Assets

	March 31,	December 31,
	2004	2003

Pharmaceuticals
North America	$437,916	$400,265
Latin America	109,242	105,333
Europe	339,212	350,142
Asia, Africa, Australia	22,921	25,631

Total pharmaceuticals	909,291	881,371
Corporate	791,752	853,718
Research and development	228,894	213,854
Discontinued operations	26,252	27,994

Total	$1,956,189	$1,976,937

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Consolidating Financial Information

      The Company and Ribapharm are jointly and severally liable for the obligations under the 3.0% Convertible Subordinated Notes due 2010, 4.0% Convertible Subordinated Notes due 2013, 7.0% Senior Notes due 2011 and 6 1/2% Convertible Subordinated Notes due 2008. Ribapharm is an obligor under the 3.0% Notes, 4.0% Notes and 7.0% Notes only for so long as Ribapharm shall have obligations under the 6 1/2% Notes. The Company intends to repurchase the remaining 6 1/2% Notes outstanding in July 2004. The following consolidating financial statements show the financial position, results of operations and cash flows for Valeant, Ribapharm, Valeant Non-Obligor Subsidiaries and eliminations necessary to arrive at the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The consolidating statements of the results of operations and cash flows for the three months ended March 31, 2003 are not presented as Ribapharm was not a wholly-owned subsidiary as of these dates. See Ribapharm’s financial statements in their Form 10-Q for the quarter ended March 31, 2003.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet as of March 31, 2004

(Unaudited, in thousands)

	Valeant		Valeant		Valeant
	Obligor		Non-Obligor		Pharmaceuticals
	Subsidiary	Ribapharm	Subsidiaries	Eliminations	International

ASSETS
Current Assets:
Cash and cash equivalents	$589,713	$101,172	$154,631	$—	$845,516
Restricted cash	7,819	—	—	—	7,819
Accounts receivable, net	14,148	25,780	95,125	—	135,053
Inventories, net	10,309	—	99,875	(10,485)	99,699
Prepaid expenses and other current assets	4,051	2,200	7,467	—	13,718

Total current assets	626,040	129,152	357,098	(10,485)	1,101,805
Property, plant and equipment, net	55,236	9,129	169,709	—	234,074
Deferred tax assets, net	78,819	—	2,315	—	81,134
Intangible assets, net	190,235	68,590	201,445	—	460,270
Other assets	32,184	24	20,446	—	52,654
Investment in subsidiaries	841,517	—	142,482	(983,999)	—

Total non-current assets	1,197,991	77,743	536,397	(983,999)	828,132
Assets of discontinued operations	201	—	26,051	—	26,252

	$1,824,232	$206,895	$919,546	$(994,484)	$1,956,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$8,828	$222	$21,017	$—	$30,067
Accrued liabilities	62,858	27,365	40,170	(14,965)	115,428
Notes payable and current portion of long-term debt	—	—	1,294	—	1,294
Income taxes payable	4,828	—	5,742	—	10,570
Intercompany payables (receivables)	(24,153)	(25,126)	44,021	5,258	—

Total current liabilities	52,361	2,461	112,244	(9,707)	157,359
Long-term debt, less current portion	1,108,694	1,108,694	12,955	(1,108,694)	1,121,649
Deferred income taxes and other liabilities	38,185	—	33,156	—	71,341
Minority interest	—	—	3,479	—	3,479
Advances from (to) affiliates	(38,815)	—	44,052	(5,237)	—

Total non-current liabilities	1,108,064	1,108,694	93,642	(1,113,931)	1,196,469
Liabilities of discontinued operations	6,001	—	9,252	—	15,253

Commitments and contingencies
Stockholders’ Equity:
Common stock	838	1,500	155,158	(156,660)	836
Additional capital	984,432	(952,092)	398,290	551,638	982,268
Accumulated deficit	(328,018)	46,332	189,050	(265,824)	(358,460)
Accumulated other comprehensive loss	554	—	(38,090)	—	(37,536)

Total stockholders’ equity	657,806	(904,260)	704,408	129,154	587,108

	$1,824,232	$206,895	$919,546	$(994,484)	$1,956,189

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet as of December 31, 2003

(In thousands)

	Valeant		Valeant Non-		Valeant
	Obligor		Obligor		Pharmaceuticals
	Subsidiary	Ribapharm	Subsidiaries	Eliminations	International

ASSETS
Current Assets:
Cash and cash equivalents	$664,586	$90,595	$116,875	$—	$872,056
Restricted cash	1,925	—	—	—	1,925
Accounts receivable, net	17,867	36,690	107,845	—	162,402
Inventories, net	7,252	—	96,001	(11,347)	91,906
Prepaid expenses and other current assets	4,483	3,159	6,221	—	13,863

Total current assets	696,113	130,444	326,942	(11,347)	1,142,152
Property, plant and equipment, net	55,108	9,856	176,052	—	241,016
Deferred tax assets, net	66,090	—	2,511	—	68,601
Intangible assets, net	154,807	73,530	206,692	—	435,029
Other assets	37,187	24	24,934	—	62,145
Investment in subsidiaries	819,480	—	115,320	(934,800)	—

Total non-current assets	1,132,672	83,410	525,509	(934,800)	806,791
Assets of discontinued operations	235	—	27,759	—	27,994

	$1,829,020	$213,854	$880,210	$(946,147)	$1,976,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$9,977	$1,855	$24,241	$—	$36,073
Accrued liabilities	60,072	21,279	45,847	(12,792)	114,406
Notes payable and current portion of long-term debt	—	—	1,343	—	1,343
Income taxes payable	7,200	—	7,762	—	14,962
Intercompany payables (receivables)	(68,645)	35,996	27,409	5,240	—

Total current liabilities	8,604	59,130	106,602	(7,552)	166,784
Long-term debt, less current portion	1,106,001	1,106,001	13,800	(1,106,000)	1,119,802
Deferred income taxes and other liabilities	38,368	—	28,431	—	66,799
Minority interest	—	—	3,493	—	3,493
Advances from (to) affiliates	(40,715)	—	45,953	(5,238)	—

Total non-current liabilities	1,103,654	1,106,001	91,677	(1,111,238)	1,190,094
Liabilities of discontinued operations	5,285	—	9,413	—	14,698

Commitments and contingencies Stockholders’ Equity:
Common stock	834	1,500	155,146	(156,648)	832
Additional capital	979,130	(947,451)	349,140	595,954	976,773
Accumulated deficit	(269,608)	(5,326)	203,213	(266,663)	(338,384)
Accumulated other comprehensive loss	1,121	—	(34,981)	—	(33,860)

Total stockholders’ equity	711,477	(951,277)	672,518	172,643	605,361

	$1,829,020	$213,854	$880,210	$(946,147)	$1,976,937

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Income for the three months ended March 31, 2004

(Unaudited, in thousands)

	Valeant		Valeant		Valeant
	Obligor		Non-Obligor		Pharmaceuticals
	Subsidiary	Ribapharm	Subsidiaries	Eliminations	International

Revenues:
Product sales	$24,057	$—	$108,268	$—	$132,325
Royalties	—	25,377	—	—	25,377
Intercompany revenues	—	11,163	—	(11,163)	—

Total revenues	24,057	36,540	108,268	(11,163)	157,702

Costs and expenses:
Cost of goods sold	7,655	—	39,057	—	46,712
Selling expenses	12,515	—	35,227	—	47,742
General and administrative expenses	11,101	2,575	10,181	18	23,875
Research and development costs	609	17,646	11,371	(11,163)	18,463
IPR&D	11,386	—	—	—	11,386
Amortization expense	3,060	4,976	5,251	—	13,287

Total expenses	46,326	25,197	101,087	(11,145)	161,465

Income (loss) from operations	(22,269)	11,343	7,181	(18)	(3,763)
Other income, net, including translation and exchange	528	—	(1,574)	—	(1,046)
Intercompany interest	335	—	(403)	68	—
Intercompany expenses (credits)	(493)	(2)	(364)	859	—
Equity in net income of subsidiaries	6,089	—	—	(6,089)	—
Interest, net	(12,899)	246	823	(69)	(11,899)

Income (loss) from continuing operations before income taxes and minority interest	(28,709)	11,587	5,663	(5,249)	(16,708)
Provision (benefit) for income taxes	(14,944)	—	8,762	—	(6,182)
Minority interest, net	—	—	(14)	—	(14)

Income (loss) from continuing operations	(13,765)	11,587	(3,085)	(5,249)	(10,512)
Loss from discontinued operations	(648)	—	(2,413)	—	(3,061)

Net income (loss)	$(14,413)	$11,587	$(5,498)	$(5,249)	$(13,573)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flow for the three months ended March 31, 2004
(Unaudited, in thousands)

	Valeant		Valeant		Valeant
	Obligor		Non-Obligor		Pharmaceuticals
	Subsidiary	Ribapharm	Subsidiaries	Eliminations	International

Cash flows from operating activities:
Income (loss) from continuing operations	$(13,765)	$11,587	$(3,085)	$(5,249)	$(10,512)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,936	5,911	11,810	—	21,657
Provision for losses on accounts receivable and inventory obsolescence	243	—	446	—	689
Translation and exchange gains, net	—	—	103	—	103
Other non-cash items	42	—	1,470	—	1,512
Write-off of in-process R&D	11,386	—	—	—	11,386
Deferred income taxes	(12,729)	—	187	—	(12,542)
Minority interest	—	—	(14)	—	(14)
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	2,599	10,910	11,535	—	25,044
Inventories	554	—	(6,138)	—	(5,584)
Prepaid expenses and other assets	4,733	959	(3,896)	—	1,796
Trade payables and accrued liabilities	(8,897)	2,280	(7,405)	—	(14,022)
Income taxes payable	(2,372)	—	(1,949)	—	(4,321)
Other liabilities	(183)	—	4,489	—	4,306

	(14,453)	31,647	7,553	(5,249)	19,498
Operating cash flow from discontinued operations	(648)	—	24	—	(624)

Net cash provided by (used in) operating activities	(15,101)	31,647	7,577	(5,249)	18,874

Cash flows from investing activities:
Capital expenditures	(800)	(208)	(2,963)	—	(3,971)
Proceeds from sale of assets	5,825	—	5,383	—	11,208
Increase in restricted cash	(5,894)	—	—	—	(5,894)
Acquisition of license rights, product lines and businesses	(44,112)	—	(246)	—	(44,358)

	(44,981)	(208)	2,174	—	(43,015)
Investing cash flow from discontinued operations	—	—	23	—	23

Net cash provided by (used in) investing activities	(44,981)	(208)	2,197	—	(42,992)

Cash flows from financing activities:
Payments on long-term debt and notes payable	—	—	(568)	—	(568)
Proceeds from exercise of stock options	4,938	—	—	—	4,938
Dividends paid	(6,432)	—	—	—	(6,432)
Funds received from discontinued operations	(614)	—	524	—	(90)
Funds provided to (from) intercompany	(13,331)	(20,862)	28,944	5,249	—

	(15,439)	(20,862)	28,900	5,249	(2,152)
Financing cash flow from discontinued operations	614	—	(524)	—	90

Net cash provided by (used in) financing activities	(14,825)	(20,862)	28,376	5,249	(2,062)

Effect of exchange rate changes on cash and cash equivalents	—	—	(871)	—	(871)

Net increase (decrease) in cash and cash equivalents	(74,907)	10,577	37,279	—	(27,051)
Cash and cash equivalents at beginning of period	664,821	90,595	117,553	—	872,969

Cash and cash equivalents at end of period	589,914	101,172	154,832	—	845,918
Cash and cash equivalents classified as part of discontinued operations	(201)	—	(201)	—	(402)

Cash and cash equivalents of continuing operations	$589,713	$101,172	$154,631	$—	$845,516

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion relates to the information presented in the Consolidated Condensed Financial Statements included in this Quarterly Report. With respect to certain items set forth in such Consolidated Condensed Financial Statements, management has sought, in connection with its discussion of the material changes in the Company’s financial condition and results of operations between the periods for which information is presented in the Consolidated Condensed Financial Statements, to identify and, in some cases, quantify, the material factors which contributed to such material changes. However, the quantification of such factors may result in the presentation of numerical measures that exclude amounts that are included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Management is providing this information because it believes that it is useful to enable readers to assess material changes in the Company’s financial condition and results of operations between periods for which information is presented in the Financial Statements. In each instance, such information is presented immediately following (and in connection with an explanation of) the most directly comparable financial measure calculated in accordance with GAAP, and includes other material information necessary to reconcile the information with the comparable GAAP financial measure.

Overview

      The Company is a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. The Company generates revenues from product sales and royalty revenues. Product sales accounted for approximately 84% and 69% of the Company’s total revenues from continuing operations for the three months ended March 31, 2004 and 2003, respectively. The Company generates royalty revenues from the sale of ribavirin by Schering-Plough and Roche. Royalty revenues decreased $23,206,000 (48%) and accounted for 16% of the Company’s total revenues from continued operations for the three months ended March 31, 2004 compared to 31% for the same period in 2003. Based on the Company’s research and development capability and a worldwide capacity to commercialize its products, the Company expects to leverage its position as a global fully integrated specialty pharmaceutical company focused on neurology, dermatology and infectious disease both near term with existing and acquired products and long term through commercialization of products developed internally.

      The Company has undergone significant changes in its leadership, strategic direction and operations in the past two years. In an effort to drive change, the Company’s shareholders elected new directors at two successive annual meetings, resulting in a new board composition and the appointment of a new senior management team. The new board and management team conducted a comprehensive review of the Company’s operations and business plan. Based on this review, management initiated a three-phased effort to restructure the Company, transform the business and grow through innovation. The Company has largely completed the restructuring phase with the substantial completion of its divestiture program, the restructuring of the management team, the implementation of strong governance protocols and the strengthening of the Company’s research and development capability through the acquisition of the outstanding interest in Ribapharm. The Company is well under way in the transformation phase with the development of a growth strategy leveraging its current products, further reducing costs, rationalizing its supply chain and employing tools such as LeanSixSigma to obtain significant efficiencies. The Company has at the same time entered the innovate and grow phase through increased investment in its research and development activities and through acquisitions.

     Transformation

     Targeted Growth of Existing Products

      In order to drive specialty pharmaceuticals sales growth, the Company will focus its business on the following specific markets, therapeutic areas and brands:

Focus on 10 Key Geographic Regions. The Company has four pharmaceutical segments comprising its pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. Within these four pharmaceutical segments, the Company will focus on 10 key geographic regions: the United States, Canada, Mexico, United Kingdom, France, Italy, Poland, Germany, Spain and China. In particular, as the Company pursues acquisition opportunities and product line extensions, it plans to focus on North America, the largest pharmaceutical market worldwide and thus its biggest growth opportunity.

Focus on Three Core Therapeutic Classes. The Company will focus on infectious disease, neurology and dermatology. Historically, the Company has had significant revenue in these areas, especially in infectious disease, where the ribavirin royalty is derived. The Company believes that these three therapeutic classes are positioned for further growth, and that it is possible for a mid-sized company, such as ourselves, to attain a leadership position within these categories.

Focus on Nine Global Brands. The Company will focus on nine global brands, seven of which are currently being marketed and accounted for 25% and 20% of its product sales for the three months ended March 31, 2004 and 2003, respectively. Two of these brands, Viramidine and remofovir, are currently in clinical development. All of these nine global brands are within the Company’s three targeted core therapeutic classes. The Company believes that these brands have the potential for global penetration and growth rates above industry averages. The Company intends to actively pursue life cycle management strategies for all of its global brands and selectively for its other brands.

     Efficient Manufacturing and Supply Chain Organization

      The Company currently operates 15 manufacturing facilities. Under the Company’s global manufacturing strategy announced in October 2003, the Company plans to reduce the number of manufacturing facilities to five by 2006, in order to increase capacity utilization and improve efficiencies. In conjunction with the rationalization of the Company’s manufacturing facilities, it has undertaken a major process improvement initiative, affecting all phases of its operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. In addition, procurement efforts have been centralized to realize economies of scale.

     Innovate and Grow

     Development of New Products Via Internal Research and Development Activities

      The Company seeks to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and cancer. The Company intends to combine its scientific expertise with advanced drug screening techniques in order to discover and develop new antiviral candidates from its nucleoside analog and non-nucleoside libraries. Except as otherwise required by the terms of its agreement with Schering-Plough, the Company intends to retain control of its product candidates in order to obtain the maximum value from its research efforts.

     Product Acquisitions

      In addition to the Company’s in-house development efforts, its plans to selectively license or acquire product candidates, technologies and businesses from third parties which complement its existing business and provide for effective life cycle management of key products. The Company believes that its drug development expertise may allow it to recognize licensing opportunities and to capitalize on research initially conducted and funded by others.

      In February 2004, the Company acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. (“Amarin”), and all of its U.S. product rights (the “Amarin Acquisition”), which includes Permax® and a primary care portfolio with a broad range of indications. The Company also acquired in the transaction the rights to Zelapar®, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies, which Amarin will fund and expects to complete in 2004.

      In April 2004, the Company acquired the rights to Tasmar® in the U.S. and certain non-Europe markets from Roche for $13,500,000 in cash, plus future royalties.

Critical Accounting Policies and Estimates

      The discussion and analysis of the Company’s financial condition and results of operations are based upon its Consolidated Condensed Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ form those estimates.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements.

     Revenue Recognition

      The Company recognizes revenues from product sales when the goods are shipped and title passes to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to the Company’s direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages. Adjustments are made to the accrual based upon estimated inventory levels, expiration dating, and product demand at the Company’s major wholesalers. Actual results could be different from the Company’s estimates resulting in future adjustments to revenue. The Company conducts a review of the current methodology and assesses the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

     Income Taxes

      The Company operates in numerous countries where its income tax returns are subject to audit. Internal and external tax professionals are employed to minimize tax audit adjustments where possible. The Company considers the expected outcome of these audits in the calculation of its tax provision.

      The Company assesses whether its is more likely than not that it will realize the tax benefits associated with its deferred tax assets and establishes a valuation allowance for assets that do not meet this criteria. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If the Company revises these forecasts or determines that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made.

     Valuation of Intangible Assets

      The Company periodically reviews intangible assets for impairment using an undiscounted net cash flows approach. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the product line with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis.

      The Company uses a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The Company evaluated the businesses included in discontinued operations by comparing the carrying value of each intangible asset to their fair value, as determined using discounted cash flows analysis, appraisals, and purchase offers.

      The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge.

Purchase Price Allocation Including Acquired In-Process Research and Development

      The purchase price for the Amarin Acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

      The Company values in-process research and development (“IPR&D”) acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amount expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for Zelapar that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair value was based on the Company’s use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 66%). The estimated after-tax cash flows (using a tax rate of 40%) were then discounted to a present value using a discount rate of 20%. The Company estimates that the Zelapar studies will be completed in 2004 and revenue for Zelapar will commence in 2005. See Note 2 for discussion of the Amarin Acquisition.

      The major risks and uncertainties associated with the timely and successful completion of these projects include the uncertainty of the Company’s ability to confirm the safety and efficacy of the technology based on the data from clinical trials and of obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions the Company used to forecast the cash flows or the timely and successful completion of these projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Contingencies

      The Company is exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 8 of Notes to Consolidated Condensed Financial Statements for a discussion of contingencies.

Results of Operations

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division. Certain financial information for the Company’s business segments is set forth below. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements of the Company included elsewhere in this Quarterly Report. For additional financial information by business segment, See Note 9 of Notes to Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended
	March 31,
			Increase/	Percent
	2004	2003	(Decrease)	Change

Pharmaceuticals
North America	$27,629	$15,371	$12,258	80%
Latin America	29,153	26,371	2,782	11
Europe	63,119	55,576	7,543	14
Asia, Africa, Australia	12,424	12,816	(392)	(3)

Total pharmaceuticals	132,325	110,134	22,191	20
Royalties	25,377	48,583	(23,206)	(48)

Total revenues	157,702	158,717	(1,015)	(1)
Cost of goods sold	46,712	41,239	5,473	13
Selling expenses	47,742	37,278	10,464	28
General and administrative expenses	23,875	30,593	(6,718)	(22)
Research and development costs	18,463	9,159	9,304	102
Acquired IPR&D	11,386	—	11,386	—
Amortization expense	13,287	8,067	5,220	65

Operating income (loss)	$(3,763)	$32,381	$(36,144)	—

Gross profit on product sales	$85,613	$68,895	$16,718	24

Gross profit % on product sales	65%	63%	—%	2%

      Pharmaceutical Revenues: The Company experienced an increase in pharmaceutical product sales of $22,191,000 (20%) for the three months ended March 31, 2004 over the same period in 2003. Foreign currency contributed $8,023,000 (7%) on a net basis to the increase in overall product sales primarily due to the increase in the value of the Euro over the U.S. Dollar. Sales from the Company’s seven global brands increased $11,012,000 (49%) for the three months ended March 31, 2004 over the same period in 2003, with $10,512,000 of this increase being attributed to increased sales of Efudex. A substantial portion of this increase is attributed to the Company’s decision to reduce sales in the prior year in order to reduce inventory levels at wholesale distributors. Over the next several years the Company expects to see industry level growth of between 5 and 10 percent per year in pharmaceutical revenues excluding increases due to product acquisitions. The Company expects to see continued generic and other competition to its products in 2004 and beyond, and it expects to see continued pricing challenges through price controls in Europe and the rest of the world as governments take steps to reduce their overall costs of healthcare.

      In the North America Pharmaceuticals segment, revenues for the three months ended March 31, 2004 were $27,629,000 compared to $15,371,000 for the same period in 2003, an increase of $12,258,000 (80%). The increase is primarily due to the completion of an inventory reduction program at the Company’s wholesalers in 2003, which began in June 2002 and was completed in April 2003.

      In the Latin America Pharmaceuticals segment, revenues for the three months ended March 31, 2004 were $29,153,000 compared to $26,371,000 for the same period in 2003, an increase of $2,782,000 (11%). The increase is primarily due to price increases throughout the region.

      In the Europe Pharmaceuticals segment, revenues for the three months ended March 31, 2004 were $63,119,000 compared to $55,576,000 for the same period in 2003, an increase of $7,543,000 (14%). The increase in the value of currencies in the region as compared to the U.S. Dollar contributed $6,183,000 to the increase in revenues in the region.

      In the Asia, Africa and Australia (“AAA”) Pharmaceuticals segment, revenues for the three months ended March 31, 2004 were $12,424,000 compared to $12,816,000 for the same period in 2003, a decrease of $392,000 (3%). The decrease is primarily due to lower sales volume primarily from lower sales of Reptilase due to supply chain issues and a higher level of Virazole sales in 2003 as a result of the outbreak of SARS, partially offset by an increase in the value of currencies in the region of $948,000. While the most recent supply chain issues with Reptilase have been resolved, the Company must continue to closely monitor the responsiveness of vendors in the supply chain for Reptilase to assure an adequate supply of product to the market.

      Royalties: Royalty revenues represent amounts earned under the license and supply agreement with Schering-Plough and Roche. Under the license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C.

      In January 2003, the Company reached an agreement with Roche on a settlement of pending patent disputes over Roche’s combination antiviral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement include a license by the Company of ribavirin to Roche. The license authorizes Roche to make or have made and to sell Copegus under the Company’s patents in combination with interferon alfa or pegylated interferon alfa. Except in markets where a generic form of oral ribavirin has been introduced, Roche pays royalty fees to the Company on all sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa.

      Royalties for the three months ended March 31, 2004 from Schering-Plough and Roche were $25,377,000 compared to $48,583,000 for the same period in 2003, a decrease of $23,206,000 (48%). The decrease in royalties include the effects of increasing competition between Schering-Plough and Roche, and Schering-Plough’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to the Company by Schering-Plough. Approval of a generic form of oral ribavirin by the U.S. Food and Drug Administration (“FDA”) in the U.S. was announced on April 7, 2004. The impact of this approval will be a continued erosion of the royalty amount from sales in the U.S. and total royalties in the second quarter of 2004 will be somewhat lower than the first quarter of 2004 amount. Schering-Plough also announced its launch of a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay the Company royalties for sales of their generic ribavirin.

      Gross Profit: Gross profit on product sales increased to 65% for the three months ended March 31, 2004 compared to 63% in 2003. The increase in gross profit is primarily due to an increase in sales from North America, partially offset by costs related to the Company’s manufacturing rationalization project incurred in 2004. These costs include the impact of accelerated depreciation charges of $1,787,000 associated with the rationalization effort. To the extent that the Company’s estimates of net realizable value of facilities to be sold is higher or lower than ultimately realized or the timing of such sales differs from the initial expectations, the Company could incur losses on the disposal of the facilities.

      Selling Expenses: Selling expenses were $47,742,000 for the three months ended March 31, 2004 compared to $37,278,000 for the same period in 2003, an increase of $10,464,000 (28%). As a percent of product sales, selling expenses increased from 34% in the three months ended March 31, 2003 to 36% in the comparable period in 2004. The increase reflects the Company’s increased promotional efforts in North America and Europe of $3,521,000 and $2,790,000, respectively. Additionally, marketing expenses associated with the Company’s identified global products increased $2,421,000 reflecting the Company’s continued emphasis on leveraging its global footprint and targeted investments in building the initial foundations for commercialization of pipeline products.

      General and Administrative Expenses: General and administrative expenses were $23,875,000 for the three months ended March 31, 2004 compared to $30,593,000 for the same period in 2003, a decrease of $6,718,000 (22%). The decrease is primarily due to reduced legal fees. While steps continue to be taken to more effectively manage these costs, legal fees can vary period to period based on the level of activity surrounding outstanding legal challenges.

      Research and Development: Research and development expenses for the three months ended March 31, 2004 were $18,463,000 compared to $9,159,000 for the same period in 2003. The increase is primarily attributable to the acceleration of Phase 3 clinical trials of Viramidine and initial steps taken in anticipation of remofovir entering Phase 2 clinical trials. It is expected that research and development expenses will increase significantly in 2004 and into 2005 as the Company has initiated Phase 3 studies in parallel with the completion of Phase 2 studies of Viramidine and progress continues with the clinical trials of remofovir.

      Acquired In-Process Research and Development: In the three months ended March 31, 2004, the Company incurred an expense of $11,386,000 associated with IPR&D related to the Amarin Acquisition that occurred in February 2004. The amount expensed as IPR&D represents the Company’s estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

      Amortization: Amortization expense for the three months ended March 31, 2004 was $13,287,000 compared to $8,067,000 for the same period in 2003. The increase was primarily related to amortization of intangibles related to the acquisition of Ribapharm of $4,976,000 in 2004.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a loss of $1,046,000 for the three months ended March 31, 2004 compared to a gain of $4,091,000 for the same period in 2003. In 2004, losses principally resulted from the sale of certain long-term investments prior management had made in Europe. As a result of the strengthening of the Swiss franc to the U.S. dollar, the Company was able to realize returns at a level consistent with the original investment. The Company’s translation and exchange losses are primarily related to U.S. dollar denominated assets and liabilities at its foreign currency denominated subsidiaries.

      Interest Expense and Income: Interest expense during the three months ended March 31, 2004 increased $6,667,000 compared to the same period in 2003. The increase was due to the issuance of $480,000,000 of 3.0% and 4.0% Convertible Subordinated Notes and $300,000,000 of 7.0% Senior Notes in the fourth quarter of 2003. The Company intends to repurchase the 6 1/2% Convertible Subordinated Notes in July 2004. Interest income increased $2,078,000 during the three months ended March 31, 2004 compared to the same period in 2003 primarily due to higher cash balances.

      Income Taxes: As a result of the Company’s loss from continuing operations for the three months ended March 31, 2004, its effective income tax rate was a benefit of 37% compared to a provision of 38% for the same period of 2003.

      Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations was a loss of $3,061,000 for the three months ended March 31, 2004 compared to income of $449,000 for the same period in 2003. The loss in 2004 relates to the Company’s sales of products manufactured in its facilities in Central Europe. The Company expects to sell these facilities prior to the end of the year. The income in 2003 relates to the Company’s Russian Pharmaceuticals segment, Biomedicals segment and raw materials businesses and manufacturing capabilities in Central Europe.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $845,516,000 at March 31, 2004 compared to $872,056,000 at December 31, 2003. Working capital was $944,446,000 at March 31, 2004 compared to $975,368,000 at December 31, 2003. The decrease in working capital of $30,922,000 was primarily attributable to the use of cash in the Amarin Acquisition and various other product rights of $44,358,000, partially offset by cash generated from operations of $18,874,000.

      Cash provided by operating activities is expected to be the Company’s primary recurring source of funds in 2004. During the three months ended March 31, 2004, cash provided by operating activities totaled $18,874,000 compared to $78,875,000 for the same period in 2003. The decrease in cash provided by operating activities is primarily due to increased spending in research and development in the three months ended March 31, 2004 and the difference in the change in accounts receivable of $22,408,000 related to the collection of 2002 royalty payments during the three months ended March 31, 2003. The Company expects to see the effect of increased research and development and lower royalty for the remainder of the year.

      Cash used in investing activities was $42,992,000 for the three months ended March 31, 2004 compared to $4,532,000 for the same period in 2003. In 2004, net cash used in investing activities consisted of payments for the Amarin Acquisition and various other product rights of $44,358,000, increase in restricted cash of $5,894,000 related to the interest rate swap on the 7% Senior Notes due 2011 (the “7.0% Notes”) and foreign currency hedge and capital expenditures of $3,971,000, partially offset by proceeds from sale of assets of $11,208,000 primarily related to the sale of investments. In 2003, net cash used in investing activities consisted of payments for capital expenditures of $2,510,000 and cash used in investing activities in discontinued operations of $1,936,000.

      Cash used in financing activities was $2,062,000 for the three months ended March 31, 2004, including cash dividends paid on common stock of $6,432,000 and payments on long-term debt and notes payable of $568,000, partially offset by proceeds received from the exercise of stock options of $4,938,000. In 2003, cash used in financing activities was $9,806,000 for the three months ended March 31, 2003, including dividends paid on common stock of $6,500,000 and payments on long-term debt and notes payable of $3,039,000.

      In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Notes. The interest rate on the swap will be variable at LIBOR plus 2.41%. The effect of this transaction is to lower the Company’s effective rate on that portion outstanding 7.0% Notes. On a prospective basis, the effective rate will float and correlate to the variable interest earned on the Company’s cash held. The Company has previously stated that it expects to retain minimum cash levels of between $100,000,000 and $150,000,000. The Company also expects to further reduce its interest expense in 2004 by repurchasing or redeeming the balance of its outstanding 6 1/2% convertible subordinated notes due 2008 by July 2004.

      In February 2004, the Company completed the Amarin Acquisition. Under the terms of the transaction, the Company paid $38,000,000 in cash at the closing for the rights to Amarin’s product portfolio, which includes Permax and a primary care portfolio with a broad range of indications. The Company also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the U.S. Food and Drug Administration (“FDA”) for Zelapar, subject to the completion of two safety studies, which Amarin will fund and expect to complete in 2004. The agreement calls for the Company to make additional milestone payments of up to $8,000,000 to Amarin based on the successful completion of the studies and final approval by the FDA of Zelapar. In addition, the Company will make a milestone payment of $10,000,000 to the developer of Zelapar upon the attainment of specified sales thresholds. Subsequent to the Amarin Acquisition, the Company became aware of a significant amount of dated products in wholesaler channels. Under the terms of the purchase agreement, Amarin Corporation, plc is responsible for any excess inventory at wholesalers that existed at the date of acquisition. The Company has established a reserve to cover sales returns consistent with the terms of the agreement.

      Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through March 31, 2005, to repurchase the $326,001,000 principal amount of its 6 1/2% Convertible Subordinated Notes due 2008 outstanding and to fund anticipated acquisitions, capital expenditures and its research and development program. While the Company has no current intent to issue additional debt or equity securities, it may also seek additional debt financing or issue additional equity securities to finance future acquisitions. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

      Competition from generic pharmaceutical companies will have a material negative impact on the Company’s future royalty revenue. With respect to Schering-Plough, effective royalty rates increase in tiers based on increased sales levels. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the U.S. is diminished. With respect to Roche, under the license agreement, introduction of generics in any market will eliminate the obligation of Roche to pay royalties for sales in that market. See

Note 8 of Notes to Consolidated Condensed Financial Statements regarding “Commitments and Contingencies — Generic Litigation.”

      While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so in the future.

      The Company currently has no product liability insurance for a majority of its products in the United States. In connection with the Amarin Acquisition, the Company acquired product liability insurance for one of the products purchased, which it will continue to provide for, as a result of this product being subject to settled and pending product liability litigation. While, to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against it, a substantial claim, if successful, could have a negative impact on the Company’s liquidity and financial performance. The Company has in place worldwide clinical trial insurance.

Products in Development

      The Company expects its research and development expenses to increase in the future, of which a large percentage will be to support the continuing product development programs for Viramidine and remofovir. The Company expects that it will spend approximately $40 to $45 million in 2004 on the product development programs for Viramidine and remofovir.

      For Viramidine, the Company is continuing its Phase 2 study in 180 patients with hepatitis C. This study began in 2003 and will continue into 2004. The study included an interim analysis performed on the first 160 patients who received at least 12 weeks of therapy. In the second half of 2003, protocols for two Phase 3 Viramidine studies were developed. The Company decided to initiate the Phase 3 studies of Viramidine prior to the completion of the Phase 2 clinical trials. Each of the two Phase 3 studies will be conducted on a global basis, and each study will consist of approximately 100 investigative sites and approximately 1,000 enrolled patients. The studies will compare Viramidine and ribavirin, each in conjunction with a pegylated interferon. The first of the two global studies, known as VISER 1, began enrollment in the fourth quarter of 2003. The second study, known as VISER 2, is expected to begin in the second half of 2004. The Company’s external research and development expenses for Viramidine were approximately $5,800,000 for the three months ended March 31, 2004 and approximately $24,600,000 from inception through March 31, 2004.

      For remofovir, the Company has completed two Phase 1 clinical trials in a total of 47 healthy volunteers. Remofovir is currently being evaluated in a third Phase 1 study, which is designed as a 28 day, randomized, placebo-controlled, double-blind, dose-escalation clinical trial in up to 40 patients with hepatitis B in the U.S. The results of this U.S. Phase 1 study are expected in late 2004. Further, a fourth Phase 1 multiple dose study in Taiwan completed enrollment in January 2004. A 48-week dose-ranging Phase 2 study is expected to begin in Asia in the second half of 2004. The Company’s external research and development expenses for remofovir were approximately $1,500,000 for the three months ended March 31, 2004 and $14,600,000 (including a milestone payment of $1,100,000) from inception through March 31, 2004.

Foreign Operations

      Approximately 80% and 78% of the Company’s revenues from continuing operations for the three months ended March 31, 2004 and 2003, respectively, were generated from operations or earned outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. The Company’s significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. The Company seeks to manage its foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in the U.S. Dollar and through operational means by managing local currency revenues in relation to local currency costs. The Company is currently taking steps to mitigate the impact of foreign currency on the income statement, which include hedging its foreign currency exposure. In March 2004, the Company entered into a foreign currency hedge transaction to reduce its exposure to variability in the Euro.

      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis.

      Interest Rate and Currency Risks: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At March 31, 2004, the Company had $13,172,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Notes. A 100 basis-point increase in interest rates affecting the Company’s financial instruments would have an immaterial effect on the Company’s first quarter 2004 pretax earnings. In addition, the Company currently has $1,106,001,000 of fixed rate debt that require U.S. Dollar repayment. To the extent that the Company requires, as a source of debt repayment, earnings and cash flow from some of its units located in foreign countries, the Company is subject to the risk of changes in the value of certain currencies relative to the U.S. Dollar. However, the increase of a 100 basis-point in interest rates would reduce the fair value of the Company’s fixed-rate debt instruments by approximately $65,200,000 as of March 31, 2004.

      The Company estimated the sensitivity of the fair value of its derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Euro at March 31, 2004. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $4,200,000 and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $6,400,000 in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Item 4.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of March 31, 2004, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

      There has been no change in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” In addition, forward-looking statements may be identified by the use of the words “anticipates”, “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2003, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect actual outcomes.

      The short and long-term success of the company is subject to a variety of risks and uncertainties, many of which are beyond the Company’s control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. The Company’s actual results could differ materially from these anticipated in this report as a result of various factors, including those set forth below.

•	A substantial portion of the Company’s revenues are royalties generated form sales of ribavirin by the Company’s licensees. The launch of generic versions of ribavirin in the United States is expected soon. Additionally, there is the potential for other of the Company’s products to face generic competition. Sales of generic versions of the Company’s products may reduce future revenues, and may reduce its ability to finance future research and development activities.

•	The future growth of the Company’s business depends on the development and approval of new products, including Viramidine. The process of developing new drugs has an inherent risk of failure. Although certain of the Company’s research compounds show promise at their current stages of development, the Company may fail to commercialize them for various reasons. For example, they may turn out to be ineffective or unsafe in clinical or pre-clinical testing; their patent protection may become compromised; other therapies may prove more safe or effective; or the prevalence of the disease for which they are being developed may decrease. The Company’s inability to successfully develop its products due to these or other factors would reduce future revenues.

•	The Company can protect its products from generic substitution by third parties only to the extent that its technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, the Company’s presently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the Company’s patents may not be sufficiently broad to prevent third parties’ competing products.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to the Company in a patent dispute may preclude development or commercialization of products or impact sales of existing products, and result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of the Company’s products.

•	The Company’s current business plan includes expansion through acquisitions, in addition to the development of new products. If the Company is unable to successfully execute on its expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the growth of the Company’s business will be impeded.

•	The Company and its competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If the Company’s competitors succeed in developing better alternatives to the Company’s current products before it does, the Company will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by the Company’s products, the Company’s potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations is high, and failure to comply could result in fines or interruption in our business.

•	The Company sells products in many countries that are susceptible to significant foreign currency risk. The Company generally sells products in these countries for Untied States dollars. While this eliminates the Company’s direct currency risk, it increases the Company’s credit risk because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase the Company’s products in United States dollars. In March 2004, the Company entered into foreign currency hedge transactions to reduce its exposure to variability in the Euro.

•	A significant part of the Company’s revenue is derived from products manufactured by third parties. The Company relies on their quality level, compliance with the FDA regulations and continuity of supply. Any failure by them in these areas could disrupt the Company’s product supply and negatively impact its revenues.

•	The Company’s flexibility in maximizing commercialization opportunities for its compounds may be limited by its obligations to Schering-Plough. In November 2000, the Company entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of its products that they designate at an early stage of product development and a right for first/last refusal to license various compounds the Company may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if the Company elected to license it to a third party. The interest of potential collaborators in obtaining rights to the Company’s compounds or the terms of any agreement it ultimately enters into for these rights may be hindered by its agreement with Schering-Plough.

•	To purchase the Company’s products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for the Company to realize an appropriate return on its investment in product development.

•	Some of the Company’s development programs are based on the library of nucleoside compounds it has developed. The Company’s nucleoside library is at risk of loss in earthquakes, fire and other natural disasters.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. The Company generally does not maintain product liability insurance. As a result, in the event one or more of the Company’s products is found to have harmed an individual or individuals, it may be responsible for paying all or substantially all damages awarded. Any event causing product liability while the Company lacks any insurance coverage could have a material negative impact on its financial position and results of operations.

•	Subject to the terms of the Company’s agreements with its existing lenders, the Company may incur additional indebtedness from time to time to finance working capital needs, acquisitions, capital expenditures or for other purposes. There can be no assurance that financing will continue to be available on terms acceptable to the Company or at all. The absence of such financing will reduce the

Company’s ability to respond to changing business and economic conditions, to fund scheduled investments and capital expenditures, to make future acquisitions and to absorb negative operating results.

•	The Company is involved in several legal proceedings, including those described in Note 7 to Notes to Consolidated Condensed Financial Statements.

•	Dependence on key personnel leaves the Company vulnerable to a negative impact if they leave. The Company’s continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on the Company.

•	The Company’s research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. The Company cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination, the Company could be held liable for damages that result. Any liability could exceed the Company’s resources.

•	The Company’s stockholder rights plan, provisions of its certificate of incorporation and provisions of the Delaware General Corporation Law could provide its board of directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	The Company is authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If the Company issues additional equity securities, the price of its securities may be materially and adversely affected. The board of directors can also use issuances of preferred or common stock to defer a hostile takeover or change in control of the Company.

•	The Company is subject to a Consent Order with the Securities and Exchange Commission, which among other things requires the Company to pre-clear all FDA-related press releases with the FDA, and permanently enjoins the Company from violating securities laws and regulations. The Consent Order also precludes protection for forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The existence of the permanent injunction under the Consent Order, and the lack of protection under the Safe Harbor may limit the Company’s ability to defend against future allegations.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 7 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

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

(b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL
Registrant

/s/ ROBERT W. O’LEARY

Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: May 10, 2004

/s/ BARY G. BAILEY

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: May 10, 2004

EXHIBIT INDEX

Exhibit

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