Form 10-Q
period 2004-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2004-08-09
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of August 2, 2004 was 84,001,220.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(In thousands, except per share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$717,789	$872,056
Restricted cash	15,401	1,925
Accounts receivable, net	139,105	162,402
Inventories, net	103,178	91,906
Prepaid expenses and other current assets	13,227	13,863

Total current assets	988,700	1,142,152
Property, plant and equipment, net	216,628	241,016
Deferred tax assets, net	92,930	68,601
Intangible assets, net	462,682	435,029
Other assets	50,074	62,145

Total non-current assets	822,314	806,791
Assets of discontinued operations	30,780	27,994

	$1,841,794	$1,976,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$32,696	$36,073
Accrued liabilities	114,915	109,373
Notes payable and current portion of long-term debt	1,238	1,343
Income taxes payable	15,001	14,962

Total current liabilities	163,850	161,751
Long-term debt, less current portion	1,023,662	1,119,802
Deferred income taxes and other liabilities	72,467	66,799
Minority interest	3,582	3,493

Total non-current liabilities	1,099,711	1,190,094
Liabilities of discontinued operations	32,817	19,731

Commitments and contingencies Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,015 (June 30, 2004) and 83,185 (December 31, 2003) shares outstanding (after deducting shares in treasury of 1,068 as of June 30, 2004 and December 31, 2003)	840	832
Additional capital	985,762	976,773
Accumulated deficit	(406,235)	(338,384)
Accumulated other comprehensive loss	(34,951)	(33,860)

Total stockholders’ equity	545,416	605,361

	$1,841,794	$1,976,937

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and six months ended June 30, 2004 and 2003
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Product sales	$147,634	$131,532	$279,959	$241,666
Royalties	22,734	51,955	48,111	100,538

Total revenues	170,368	183,487	328,070	342,204

Costs and expenses:
Cost of goods sold	45,938	47,321	92,650	88,560
Selling expenses	53,575	43,390	101,317	80,668
General and administrative expenses	24,849	26,333	48,724	56,926
Research and development costs	20,921	9,790	39,384	18,949
Acquired in-process research and development	384	—	11,770	—
Restructuring and impairment charges	20,185	—	20,185	—
Amortization expense	14,133	7,817	27,420	15,884

Total costs and expenses	179,985	134,651	341,450	260,987

Income (loss) from operations	(9,617)	48,836	(13,380)	81,217
Other income (loss), net, including translation and exchange	(632)	(5,803)	(1,678)	(1,712)
Loss on early extinguishment of debt	(5,898)	—	(5,898)	—
Interest income	3,110	1,131	6,170	2,113
Interest expense	(14,284)	(7,729)	(29,243)	(16,021)

Income (loss) from continuing operations before income taxes and minority interest	(27,321)	36,435	(44,029)	65,597
Provision (benefit) for income taxes	(99)	13,845	(6,281)	24,927
Minority interest, net	103	5,152	89	10,011

Income (loss) from continuing operations	(27,325)	17,438	(37,837)	30,659
Income (loss) from discontinued operations	(13,966)	(2,567)	(17,027)	(2,118)

Net income (loss)	$(41,291)	$14,871	$(54,864)	$28,541

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$0.21	$(0.45)	$0.36
Discontinued operations	(0.17)	(0.03)	(0.21)	(0.02)

Basic net income (loss) per share	$(0.49)	$0.18	$(0.66)	$0.34

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$0.21	$(0.45)	$0.36
Discontinued operations	(0.17)	(0.03)	(0.21)	(0.02)

Diluted net income (loss) per share	$(0.49)	$0.18	$(0.66)	$0.34

Shares used in per share computation:
Basic	83,880	84,117	83,663	84,110

Diluted	83,880	84,574	83,663	84,433

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2004 and 2003
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$(41,291)	$14,871	$(54,864)	$28,541
Other comprehensive income:
Foreign currency translation adjustments	2,981	26,251	(2,020)	20,199
Unrealized loss on marketable equity securities and other	(396)	285	(577)	(67)
Reclassification adjustment for loss realized included in net income	—	—	1,506	—

Comprehensive income (loss)	$(38,706)	$41,407	$(55,955)	$48,673

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Income (loss) from continuing operations	$(37,837)	$30,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,869	28,021
Provision for losses on accounts receivable and inventory obsolescence	74	3,104
Translation and exchange (gains) losses, net	735	1,712
Other non-cash items	3,674	730
Impairment charges	18,000	—
Write-off of in-process R&D	11,770	—
Deferred income taxes	(21,729)	(7,456)
Minority interest	89	10,011
Loss on extinguishment of debt	5,898	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	20,186	37,971
Inventories	(8,719)	(526)
Prepaid expenses and other assets	2,045	(6,801)
Trade payables and accrued liabilities	(11,629)	(20,104)
Income taxes payable	84	37,840
Other liabilities	470	(6,036)

Cash flow from operating activities in continuing operations	24,980	109,125
Cash flow from operating activities in discontinued operations	(5,641)	15,552

Net cash provided by operating activities	19,339	124,677

Cash flows from investing activities:
Capital expenditures	(8,923)	(6,382)
Proceeds from sale of assets and investments	11,323	170
Increase in restricted cash	(13,476)	—
Acquisition of license rights, product lines and businesses	(63,261)	(150)

Cash flow from investing activities in continuing operations	(74,337)	(6,362)
Cash flow from investing activities in discontinued operations	395	47,085

Net cash (used in) provided by investing activities	(73,942)	40,723

Cash flows from financing activities:
Payments on long-term debt and notes payable	(95,868)	(3,159)
Proceeds from issuance of stock	10,563	175
Dividends paid	(12,901)	(13,000)
Funds (paid to) received from discontinued operations	(6,417)	69,574

Cash flow from financing activities in continuing operations	(104,623)	53,590
Cash flow from financing activities in discontinued operations	6,417	(69,870)

Net cash used in financing activities	(98,206)	(16,280)

Effect of exchange rate changes on cash and cash equivalents	(1,675)	1,051

Net increase (decrease) in cash and cash equivalents	(154,484)	150,171
Cash and cash equivalents at beginning of period	872,969	253,664

Cash and cash equivalents at end of period	718,485	403,835
Cash and cash equivalents classified as part of discontinued operations	(696)	(1,501)

Cash and cash equivalents of continuing operations	$717,789	$402,334

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

June 30, 2004
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

      Organization: Valeant Pharmaceuticals International (“Valeant”) and its subsidiaries (collectively, the “Company”) is a global, research-based, specialty pharmaceutical company that discovers, develops, manufactures, and markets a broad range of pharmaceutical products. In addition, the Company generates royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).

      Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of Valeant, its wholly owned subsidiaries and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of these consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

      Impairment of Property, Plant and Equipment: The Company periodically evaluates the carrying value of property, plant and equipment. In evaluating property, plant and equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers. In the second quarter of 2004, the Company recorded an impairment charge of $18,000,000 on certain of its manufacturing sites. See Note 4.

      Acquired In-Process Research and Development: In the six months ended June 30, 2004, the Company incurred an expense of $11,770,000 associated with acquired in-process research and development (“IPR&D”) related to the acquisition of Amarin Pharmaceuticals, Inc. (“Amarin”) and all of its U.S. product rights. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for Zelapar® that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair value was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 66%). The estimated after-tax cash flows (using a tax rate of 40%) were then discounted to a present value using a discount rate of 20%, reflecting the Company’s estimated risk adjusted after tax weighted average cost of capital for its industry. The Company estimates that the Zelapar studies will be completed in 2004 and, if successful, revenue for Zelapar will commence in 2005. The Company does not expect to incur any significant research and development expenditures. See Note 2 for discussion of the acquisition of Amarin.

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

      Derivative Financial Instruments: The Company’s accounting policies for derivative instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets, accrued liabilities or debt. Depending on the nature of the hedge, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      In 2004, the Company’s Board of Directors declared a first and second quarter cash dividend of $0.0775 per share, which was paid on April 28 and July 28, 2004, respectively. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.

      Stock-Based Compensation: The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”), as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Incentive Plan been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$(41,291)	$14,871	$(54,864)	$28,541
Stock-based employee compensation expense included in net income, net of tax	—	—	96	—
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,702)	(880)	(3,347)	(1,351)

Pro forma net income (loss)	$(42,993)	$13,991	$(58,115)	$27,190

Earnings (loss) per share:
Basic — as reported	$(0.49)	$0.18	$(0.66)	$0.34

Basic — pro forma	$(0.51)	$0.17	$(0.69)	$0.32

Diluted — as reported	$(0.49)	$0.18	$(0.66)	$0.34

Diluted — pro forma	$(0.51)	$0.17	$(0.69)	$0.32

      Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation, with no effect on previously reported net income or stockholders’ equity.

2.	Acquisitions

      Amarin Pharmaceuticals, Inc.: On February 25, 2004, the Company acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin, and all of its U.S. product rights (the “Amarin Acquisition”).

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Under the terms of the transaction, the Company paid $38,000,000 in cash at the closing for the rights to Amarin’s product portfolio, which includes Permax® and a primary care portfolio with a broad range of indications. The Company also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies which are expected to be completed in 2004. The agreement calls for the Company to make additional milestone payments of up to $8,000,000 to Amarin based on the successful completion of the studies and final approval by the FDA of Zelapar. In addition, the Company will make a milestone payment of $10,000,000 to the developer of Zelapar upon the attainment of specified sales thresholds.

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

      The components of the purchase price allocation for the Amarin Acquisition is as follows (in thousands):

Purchase price:
Cash paid	$38,000
Transaction costs	2,811
Less: Cash acquired	(601)

$40,210

Allocation:
Current assets	$2,642
Property, plant, and equipment	205
Acquired intangible assets	37,113
Goodwill	1,900
Acquired IPR&D	11,770
Other liabilities assumed	(13,420)

$40,210

      Tasmar®: On April 22, 2004, the Company acquired the worldwide rights, excluding the European Union to Tasmar®(tolcapone) from Roche. Under the terms of the agreement, the Company paid $13,500,000 in cash plus future additional royalty amounts. The Company accounted for the acquisition of Tasmar as product rights.

3.	Discontinued Operations

      In the second half of 2002, the Company made a strategic decision to divest its Russian Pharmaceuticals segment, biomedicals segment, Photonics business, raw materials businesses and manufacturing capability in Central Europe and Circe unit. During 2003, the Company disposed of its Russian Pharmaceuticals segment, biomedicals segment, Photonics business and Circe unit. In July 2004, the Company disposed of one of the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

raw materials business and manufacturing capability in Central Europe. The Company is actively marketing for sale the remaining raw materials business and manufacturing capability in Central Europe and is working toward disposing of these assets.

      Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$4,126	$49,149	$9,648	$101,494

Income (loss) before income taxes	$(18,102)	$3,739	$(20,515)	$5,625
Income tax provision	5,920	290	5,920	(1,147)

Income (loss) from discontinued operations, net	(12,182)	4,029	(14,595)	4,478

Loss on disposal of discontinued operations	(1,784)	(16,138)	(2,432)	(16,138)
Income tax provision	—	9,542	—	9,542

Loss on disposal of discontinued operations, net	(1,784)	(6,596)	(2,432)	(6,596)

Income (loss) from discontinued operations	$(13,966)	$(2,567)	$(17,027)	$(2,118)

      The assets and liabilities of discontinued operations are stated separately as of June 30, 2004 and December 31, 2003 on the accompanying consolidated condensed balance sheets. The major assets and liability categories are as follows (in thousands):

	June 30,	December 31,
	2004	2003

Cash	$696	$913
Accounts receivable, net	5,975	6,422
Inventories, net	10,302	10,756
Property, plant and equipment, net	6,629	8,671
Other assets	7,178	1,232

Assets of discontinued operations	$30,780	$27,994

Accounts payable	$2,360	$3,127
Accrued liabilities	27,282	13,498
Other liabilities	3,175	3,106

Liabilities of discontinued operations	$32,817	$19,731

      Included in accumulated other comprehensive loss are translation gains of $9,096,000 related to discontinued operations as of June 30, 2004.

      Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of its discontinued Biomedicals division. Remediation of the site will likely involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that the Company can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. In July 2004, preliminary supplemental site characterization information was received. As a result of this information, the Company recorded an additional environmental charge of $16,000,000, which is included in loss from discontinued operations. Total environmental reserves for this site were $20,122,000 and $5,033,000

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

as of June 30, 2004 and December 31, 2003, respectively, and are included in the liabilities of discontinued operations. Although the Company believes that its reserves are adequate, it is continuing to analyze the amount required to remediate this site and there can be no assurance that the amount of expenditures and other expenses which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of June 30, 2004 cannot be reasonably estimated.

4.	Manufacturing Restructuring

      During the third quarter of 2003, the Company approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, which will result in the closing of ten of the Company’s manufacturing sites (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan includes a refocus of the Company’s international operations to improve profitability and achieve greater operating efficiencies. The Company has made significant progress towards its plans of disposing of the manufacturing sites in the second quarter of 2004 and is currently actively marketing the sites to prospective buyers. The sites were tested for impairment in the second quarter of 2004, resulting in impairment of asset value on three of the sites. Accordingly, the Company wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the three and six months ended June 30, 2004. In addition to the impairment charge, the Company recorded $2,185,000 in restructuring and impairment charges related to severance for the three and six months ended June 30, 2004, which the Company expects to pay in the third quarter of 2004. The Company will continue to depreciate the remaining sites until the facility closures are complete. The Company intends to dispose of each manufacturing plant by selling it to a buyer who intends to continue to operate the plant, including assets and employee obligations. However, the Company may not locate a buyer for each manufacturing plant, which would require the Company to close certain manufacturing plants and incur additional severance charges.

5.	Extinguishment of Debt

      On May 14, 2004, the Company repurchased $89,402,000 principal amount of its 6 1/2% Convertible Subordinated Notes due 2008. In connection with this repurchase, the Company recorded a loss on early extinguishment of debt of $5,898,000.

      The Company and Ribapharm, Inc. (“Ribapharm”), a wholly-owned subsidiary, are jointly and severally liable for the obligations under the 3.0% Convertible Subordinated Notes due 2010, 4.0% Convertible Subordinated Notes due 2013, 7.0% Senior Notes due 2011 and 6 1/2% Convertible Subordinated Notes due 2008. Ribapharm is an obligor under the 3.0% Notes, 4.0% Notes and 7.0% Notes only for so long as Ribapharm shall have obligations under the 6 1/2% Notes. On July 21, 2004, the Company redeemed the remaining $236,599,000 of its 6 1/2% Notes and Ribapharm ceased being a co-obligor on the above mentioned notes. In connection with this repurchase, the Company will record a loss on early extinguishment of debt of $13,994,000 in the third quarter of 2004. Accordingly, the consolidating financial information of Valeant obligor subsidiaries, Ribapharm and Valeant non-obligor subsidiaries is no longer required.

6.	Derivatives and Hedging Activities

      The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there is no underlying exposure.

      Interest Rate Swap Agreement: In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of initially lowering the Company’s effective interest rate by exchanging fixed

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

rate payments for floating rate payments. The agreement provides that the Company will exchange its 7.0% fixed-rate payment obligation for variable rate payments of six-month LIBOR plus 2.409% (5.159% as of June 30, 2004). The Interest Rate Swap is designated as a fair value hedge and is deemed perfectly effective. At June 30, 2004, the fair value of the Interest Rate Swap was $5,960,000 and is included in other long-term assets with an offsetting credit included in long-term debt as a fair value adjustment. In support of the Company’s obligation under the Interest Rate Swap, the Company is required to maintain a minimum level of cash and investment collateral depending on the fair market value of the Interest Rate Swap. As of June 30, 2004, $12,996,000 is recorded on the balance sheet in restricted cash related to collateral on the Interest Rate Swap.

      Foreign Currency Hedge Transactions: In March and June 2004, the Company entered into a series of forward contracts to reduce its exposure to variability in the Euro compared to the U.S. Dollar (the “Hedges”). The Hedges will cover the Euro denominated royalty payments on forecasted Euro royalty revenue. The Hedges are designated and qualify as cash flow hedges. The Hedges are consistent with the Company’s risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Hedges are determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of $99,000 and $666,000 has been recorded in other comprehensive income for the three and six months ended June 30, 2004, respectively. This unrealized loss will be reclassified into earnings as the forward contracts are settled on a monthly basis through December 30, 2005. In connection with the Hedges, the Company is required to maintain a margin account with a minimum level of cash and investment collateral depending on the fair market value of the Hedges. As of June 30, 2004, $1,984,000 is recorded on the balance sheet in restricted cash related to collateral on the Hedges.

7.	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Income:
Numerator for basic and dilutive earnings per share — income (loss) available to stockholders	$(41,291)	$14,871	$(54,864)	$28,541

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	83,880	84,117	83,663	84,110
Effect of dilutive securities:
Employee stock options	—	455	—	322
Other dilutive securities	—	2	—	1

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	83,880	84,574	83,663	84,433

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$0.21	$(0.45)	$0.36
Discontinued operations, net of taxes	(0.17)	(0.03)	(0.21)	(0.02)

Basic net income (loss) per share	$(0.49)	$0.18	$(0.66)	$0.34

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$0.21	$(0.45)	$0.36
Discontinued operations, net of taxes	(0.17)	(0.03)	(0.21)	(0.02)

Diluted net income (loss) per share	$(0.49)	$0.18	$(0.66)	$0.34

      For the three and six months ended June 30, 2004, 2,506,000 and 2,829,000 weighted average stock options, respectively, and the effect of convertible debt, are not included in the computation of earnings per share as such securities are anti-dilutive.

8.	Detail of Certain Accounts

	June 30,	December 31,
	2004	2003

Accounts receivable, net:
Trade accounts receivable	$109,204	$121,651
Royalties receivable	28,196	36,690
Other receivables	8,459	10,724

	145,859	169,065
Allowance for doubtful accounts	(6,754)	(6,663)

	$139,105	$162,402

Inventories, net:
Raw materials and supplies	$33,910	$36,288
Work-in-process	26,782	23,731
Finished goods	56,809	43,470

	117,501	103,489
Allowance for inventory obsolescence	(14,323)	(11,583)

	$103,178	$91,906

Property, plant and equipment, net:
Property, plant and equipment, at cost	$403,513	$399,512
Accumulated depreciation and amortization	(186,885)	(158,496)

	$216,628	$241,016

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Goodwill and intangible assets: As of June 30, 2004 and December 31, 2003, goodwill and intangible assets were as follows (in thousands):

	June 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$572,199	$(175,447)	$520,025	$(158,743)
License agreement	67,376	(16,665)	67,376	(6,911)
Goodwill	15,219	—	13,282	—

Total	$654,794	$(192,112)	$600,683	$(165,654)

      Amortization expense for the three and six months ended June 30, 2004 was $14,133,000 and $27,420,000, respectively. Estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $57,000,000, $58,000,000, $58,000,000, $39,000,000 and $37,000,000, respectively.

9.	Income Taxes

      The Company’s effective tax rate for the three and six months ended June 30, 2004 was affected by pre-tax losses resulting from restructuring and impairment charges ($20,185,000) and a Europe work force reduction ($4,510,000), for which the Company has recorded a minimal tax benefit of $1,138,000 (5%). This minimal tax benefit reflects uncertainty of the realization of tax benefits in some of the markets that these charges were incurred. Additionally, in the three and six months ended June 30, 2004, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico relating to tax years 1998 and 1999.

10.	Commitments and Contingencies

      Ribapharm Tender Offer Litigation: In June 2003, seven purported class actions were filed against the Company, Ribapharm and certain directors and officers of Ribapharm in the Delaware Court of Chancery. Six of these complaints were consolidated under the caption In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337 and the seventh suit is proceeding in coordination with the consolidated case in which the plaintiffs allege, among other things, that the Company breached its fiduciary duties as a controlling stockholder of Ribapharm in connection with its tender offer for the shares of Ribapharm it did not already own. On August 4, 2003, the Company and the plaintiffs reached an agreement in principle to settle these lawsuits for a nominal amount and, after settlement papers are prepared, will present that settlement to the Court of Chancery for its approval.

      In June 2003, a purported class action on behalf of certain stockholders of Ribapharm was filed against the Company in the Delaware Court of Chancery seeking a declaration that the shareholders rights plan is valid and enforceable. The Company and the plaintiffs reached an agreement in principle to settle this lawsuit which will be completed in combination with the settlement In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337.

      In June 2003, a purported class action was filed in the Superior Court of Orange County, California, against the Company, Ribapharm and certain of Ribapharm’s officers and directors asserting the same claims, on behalf of the same class of plaintiffs and against the same defendants as in the seven lawsuits filed in Delaware that are described above. The settlement of the Delaware tender offer litigation has been designed to release the claims brought in this lawsuit, although the decision as to effect of that release will be subject to the discretion of the California court.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Securities Class Actions:

      Section 10b-5 litigation: Since July 25, 2002, multiple class actions have been filed against the Company and some of its current and former executive officers alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company’s stock. The lawsuits generally claim that the Company issued false and misleading statements regarding the Company’s earnings prospects and sales figures (based upon “channel stuffing” allegations), its operations in Russia, the marketing of Efudex, and the earnings and sales of its Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest.

      All the actions have been consolidated to the Central District of California. On June 24, 2004, the Court dismissed the Second Amended Complaint. The plaintiffs intend to appeal the court’s ruling to the ninth circuit.

      Valuepoint Bondholders’ Litigation: On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and former executive officers. The lawsuit alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of 6 1/2% Convertible Subordinated Notes due 2008 in November 2001, thereby artificially inflating the market price of the Notes. The plaintiffs generally seek to recover compensatory damages, including interest.

      On June 24, 2004, the Court granted the motion to strike and permitted plaintiffs to amend the complaint to comply with certain notice requirements. The Court also held that plaintiffs must, but did not, provide particular facts in the complaint to show that the defendants violated the securities law. Ultimately, the Court dismissed most of the claims but granted the plaintiffs until September 4, 2004 to file an amended complaint. The Court denied the defendants’ motion to dismiss with respect to one claim involving the impairment of the Company’s Russian assets.

      The Company expects the plaintiffs to file another complaint in September 2004, which may attempt to allege more facts to support the dismissed claims. If the plaintiffs file another complaint, the Company expects to file an additional motion to dismiss. The Company also expects further motions and limited discovery regarding the surviving Russian assets impairment claim.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interest of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management arising from the initial public offering of Ribapharm. The Court granted the Company’s motion to stay the California proceedings in favor of similar Delaware proceedings. On June 27, 2003, the Company filed a motion in the Delaware derivative action to (a) realign itself as plaintiff in this section, (b) pursue the primary derivative claims relating to the Ribapharm Bonuses, (c) seek dismissal of the secondary derivative claims, and (d) settle certain claims with respect to certain of the defendants. The Court granted the Company’s motion for realignment; additional aspects of the Company’s motion are still pending.

      Patents: Various parties are opposing the Company’s ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. Regardless of the outcome of these oppositions, the Company believes the combination therapies marketed by Schering-Plough and Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering and 2012 for Roche.

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

      Circe: The former shareholders (the “Circe Shareholders”) of Circe Biomedical, Inc. (“Circe”) filed in July 2003 a demand for arbitration claiming indemnification from the Company for approximately $10,000,000 of purported financial losses, based on provisions of an agreement entered into at the time the Company acquired Circe. The Circe Shareholders claim to have suffered such losses as a result of the Company’s alleged breach of its obligations to register for resale the Company shares issued to the Circe Shareholders as part of the purchase price for the Circe acquisition. The arbitration hearing, previously scheduled for May 2004, has been postponed indefinitely. Instead of proceeding to hearing, the parties have briefed the issue of whether alleged damages were excluded by the parties’ contract. The Company intends to vigorously defend against the claim.

      Argentina Antitrust Matter: In July 2004, the Company was advised that the Argentine Antitrust Agency had issued a notice unfavorable to the Company in a proceeding against its Argentine subsidiary. The proceeding involves allegations that the subsidiary in Argentina abused a dominant market position in 1999 by increasing its price on Mestinon in Argentina and not supplying the market for approximately two months. The subsidiary filed documents with the agency offering an explanation justifying its actions, but the agency has now rejected the explanation. The Company is considering its response. Argentinean law permits a fine to be levied of up to $5,000,000 plus 20% of profits realized due to the alleged wrongful conduct. Counsel in the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

matter advises that the size of the transactions alleged to have violated the law will unlikely draw the maximum penalty.

      Permax Product Liability Cases: In February 2004, the Company purchased the shares of Amarin Pharmaceuticals Inc. A case captioned Debra Ann Blackstone v. Amarin Pharmaceuticals, Inc., Amarin International Company, Eli Lilly & Company, Health Net, Inc., Blue Shield of California, Inc., Walgreen Co., Gaye Swenn, R.Ph., and John Lowhon, R.Ph. Case No. 017 201332 03 has been filed in the District Court of Tarrant County, Texas alleging that use of Permax, a drug for the treatment of Parkinson’s Disease marketed and sold by Amarin, caused valvular heart disease. The plaintiff generally seeks compensatory damages. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suit and under an agreement between the Company and Lilly, will bear a portion of the liability associated with these cases. Product liability insurance exists with respect to this claim, it is expected that the insurance proceeds will be sufficient to cover such judgment.

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

11.	Business Segments

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

restructuring char

      The following table sets forth the amounts of segment revenues and operating income of the Company for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Pharmaceuticals
North America	$35,258	$26,063	$62,887	$41,434
Latin America	36,491	33,685	65,644	60,056
Europe	60,080	59,308	123,199	114,884
Asia, Africa, Australia	15,805	12,476	28,229	25,292

Total pharmaceuticals	147,634	131,532	279,959	241,666
Royalty revenues	22,734	51,955	48,111	100,538

Consolidated revenues	$170,368	$183,487	$328,070	$342,204

Operating Income (Loss)
Pharmaceuticals
North America	$10,903	$8,706	$17,787	$5,775
Latin America	12,891	11,051	18,704	17,830
Europe	2,913	7,755	11,527	14,893
Asia, Africa, Australia	1,619	(426)	1,496	1,224

	28,326	27,086	49,514	39,722
IPR&D(1)	(384)	—	(11,770)	—
Restructuring and impairment charges(1)	(20,185)	—	(20,185)	—

Total pharmaceuticals	7,757	27,086	17,559	39,722
Research and development	(5,315)	37,266	(6,287)	70,809

Consolidated segment operating income	2,442	64,352	11,272	110,531
Corporate expenses	(12,059)	(15,516)	(24,652)	(29,314)
Interest income	3,110	1,131	6,170	2,113
Interest expense	(14,284)	(7,729)	(29,243)	(16,021)
Other, net	(6,530)	(5,803)	(7,576)	(1,712)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(27,321)	$36,435	$(44,029)	$65,597

(1)	IPR&D and restructuring charges are not included in the North America pharmaceutical segment and Europe pharmaceutical segment, respectively, as the Company’s chief decision maker excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment total assets of the Company as of June 30, 2004 and December 31, 2003 (in thousands):

	Total Assets

	June 30,	December 31,
	2004	2003

Pharmaceuticals
North America	$442,244	$400,265
Latin America	117,611	105,333
Europe	328,934	350,142
Asia, Africa, Australia	40,924	25,631

Total pharmaceuticals	929,713	881,371
Corporate	652,444	853,718
Research and development	228,857	213,854
Discontinued operations	30,780	27,994

Total	$1,841,794	$1,976,937

12.	Common Stock

      On May 25, 2004, pursuant to the Company’s approved director compensation plan, the Company granted its non-employee directors 41,996 shares of phantom stock with a fair market value of approximately $740,000. Each share of phantom stock vests over one year and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion relates to the information presented in the consolidated condensed financial statements included in this Quarterly Report. In its discussion of the material changes in the Company’s financial condition and results of operations between the reporting periods in the consolidated condensed financial statements, management has sought to identify and, in some cases, quantify, the factors that contributed to such material changes. However, quantifying these factors may involve the presentation of numerical measures that exclude amounts that are included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Management uses this information to assess material changes in the Company’s financial condition and results of operations and is providing it to enable investors and potential investors to understand these assessments. In each instance, such information is presented immediately following (and in connection with an explanation of) the most directly comparable financial measure calculated in accordance with GAAP, and includes other material information necessary to reconcile the information with the comparable GAAP financial measure.

Overview

      The Company is a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. The Company generates revenues from product sales and royalty revenues. Product sales accounted for approximately 85% and 71% of the Company’s total revenues from continuing operations for the six months ended June 30, 2004 and 2003, respectively. The Company generates royalty revenues from the sale of ribavirin by Schering-Plough and Roche. Royalty revenues decreased $52,427,000 (52%) and accounted for 15% of the Company’s total revenues from continuing operations for the six months ended June 30, 2004 compared to 29% for the same period in 2003. Based on the Company’s research and development capability and a worldwide capacity to commercialize its products, the Company expects to leverage its position as a global fully integrated specialty pharmaceutical company focused on neurology, dermatology and infectious disease both near term with existing and acquired products and long term through commercialization of products developed internally.

      The Company has undergone significant changes in its leadership, strategic direction and operations in the past two years. In an effort to drive change, the Company’s stockholders elected new directors at two successive annual meetings, resulting in a new board composition and the appointment of a new senior management team. The new board and management team conducted a comprehensive review of the Company’s operations and business plan. Based on this review, management initiated a three-phased effort to restructure the Company, transform the business and grow through innovation. The Company has largely completed the restructuring phase with the substantial completion of its divestiture program, the restructuring of the management team, the implementation of strong governance protocols and the strengthening of the Company’s research and development capability. The Company is well under way in the transformation phase with the development of a growth strategy leveraging its current products, further reducing costs, rationalizing its supply chain and employing tools such as LeanSixSigma to obtain significant efficiencies. The Company has at the same time entered the innovate and grow phase through increased investment in its research and development activities and through acquisitions.

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

Focus on Nine Global Brands. The Company currently focuses on nine global brands, seven of which are currently being marketed. Sales of these brands accounted for 24% and 21% of its product sales for the six months ended June 30, 2004 and 2003, respectively. Two of these brands, Viramidine and remofovir, are currently in clinical development. All of these nine global brands are within the Company’s three targeted core therapeutic classes. The Company believes that these brands have the potential for global penetration and growth rates above industry averages. The Company is actively pursuing life cycle management strategies for all of its global brands and selectively for its other brands.

Efficient Manufacturing and Supply Chain Organization

      Under the Company’s global manufacturing strategy announced in October 2003, the Company plans to reduce the number of manufacturing facilities from 15 to five by 2005, in order to increase capacity utilization and improve efficiencies. In conjunction with the rationalization of the Company’s manufacturing facilities, it has undertaken a major process improvement initiative, affecting all phases of its operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. In addition, procurement efforts have been centralized to realize economies of scale.

      In the second quarter of 2004, the Company has made significant progress towards its plans of disposing of certain of the manufacturing sites and recorded a pre-tax restructuring and impairment charge of $20,185,000 primarily for impairment of these sites.

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

Product Acquisitions

      In addition to the Company’s in-house development efforts, it plans to selectively license or acquire product candidates, technologies and businesses from third parties which complement its existing business and provide for effective life cycle management of key products. The Company believes that its drug development expertise may allow it to recognize licensing opportunities and to capitalize on research initially conducted and funded by others.

      In February 2004, the Company acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. (“Amarin”), and all of its U.S. product rights, which includes Permax® and a primary care portfolio with a broad range of indications for $38,000,000 in cash. The Company also acquired in the transaction the rights to Zelapar®, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies, which are expected to be completed in 2004. See Note 2 to notes to consolidated condensed financial statements for a discussion of this acquisition.

      In April 2004, the Company acquired the worldwide rights, excluding the European Union, to Tasmar® (tolcapone), an indication for the treatment of Parkinson’s disease, from Roche for $13,500,000 in cash, plus future royalty payments.

Critical Accounting Policies and Estimates

      The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated condensed financial statements appearing elsewhere in this quarterly report, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ form those estimates.

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

      The Company assesses whether its is more likely than not that it will realize the tax benefits associated with its deferred tax assets and establishes a valuation allowance for assets that do not meet this criteria. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If the Company revises these forecasts or determines that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made. The Company’s U.S. tax returns for the period from 1997 to 2001 are currently being reviewed by the Internal Revenue Service. While the Company believes the tax returns have been prepared in accordance with the prevailing tax laws at the time, interpretations of the law different from what was applied could result in permanent and timing differences that may adversely affect the Company’s reported effective tax rate and after-tax cash flows.

Impairment of Property, Plant and Equipment

      The Company periodically evaluates the carrying value of property, plant and equipment. In evaluating property, plant and equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers.

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

      The Company values in-process research and development (“IPR&D”) acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amount expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for Zelapar that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair value was based on the Company’s use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 66%). The estimated after-tax cash flows (using a tax rate of 40%) were then discounted to a present value using a discount rate of 20%. The Company estimates that the Zelapar studies will be completed in 2004 and, if successful, revenue for Zelapar will commence in 2005. See Note 2 of notes to consolidated condensed financial statements for discussion of the Amarin Acquisition.

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

Contingencies

      The Company is exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 3 and Note 10 of Notes to Consolidated Condensed Financial Statements for a discussion of contingencies.

Results of Operations

      The Company has four reportable pharmaceutical segments comprising the Company’s pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division. Certain financial information for the Company’s business segments is set forth below. This discussion should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this quarterly report. For additional financial information by business segment, see Note 11 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

Quarter Ended June 30, 2004 Compared to 2003

	Three Months Ended
	June 30,
			Increase/	Percent
	2004	2003	(Decrease)	Change

Revenues
Pharmaceuticals
North America	$35,258	$26,063	$9,195	35%
Latin America	36,491	33,685	2,806	8
Europe	60,080	59,308	772	1
Asia, Africa, Australia	15,805	12,476	3,329	27

Total pharmaceuticals	147,634	131,532	16,102	12
Royalties	22,734	51,955	(29,221)	(56)

Total revenues	170,368	183,487	(13,119)	(7)
Expenses
Cost of goods sold	45,938	47,321	(1,383)	(3)
Selling expenses	53,575	43,390	10,185	23
General and administrative expenses	24,849	26,333	(1,484)	(6)
Research and development costs	20,921	9,790	11,131	114
Acquired IPR&D	384	—	384	—
Restructuring and impairment charges	20,185	—	20,185	—
Amortization expense	14,133	7,817	6,316	81

Operating income (loss)	$(9,617)	$48,836	$(58,453)	—

Gross profit on product sales	$101,696	$84,211	$17,485	21

Gross profit % on product sales	69%	64%		5%

      Pharmaceutical Revenues: Pharmaceutical product sales increased $16,102,000 (12%) for the three months ended June 30, 2004 over the same period in 2003. Higher prices and sales volume, particularly in North America, contributed $9,195,000 to the increase in overall product sales. In addition, foreign currency contributed $1,171,000 (7%) on a net basis to the increase in overall product sales primarily due to the increase in the value of the Euro over the U.S. dollar. Over the next several years, the Company expects to see industry level growth of between 5 to 10 percent per year in pharmaceutical revenues excluding increases due to product acquisitions. The Company expects to see continued generic and other competition to its products in 2004 and beyond, and it expects to see continued pricing challenges through price controls in Europe and the rest of the world as governments take steps to reduce their overall costs of healthcare.

      In the North America Pharmaceuticals segment, revenues for the three months ended June 30, 2004 were $35,258,000 compared to $26,063,000 for the same period in 2003, an increase of $9,195,000 (35%). The increase reflects higher sales volume of Oxsoralen-Ultra, Kinerase and Librax, partially offset by a decrease in Mestinon sales. Additionally, revenues in 2004 increased $4,380,000 due to sales related to the Amarin and Tasmar acquisitions.

      In the Latin America Pharmaceuticals segment, revenues for the three months ended June 30, 2004 were $36,491,000 compared to $33,685,000 for the same period in 2003, an increase of $2,806,000 (8%). The increase is primarily due to price increases and reduced discounts to wholesalers, partially offset by a decrease in the value of currencies in the region of $1,867,000.

      In the Europe Pharmaceuticals segment, revenues for the three months ended June 30, 2004 were $60,080,000 compared to $59,308,000 for the same period in 2003, an increase of $772,000 (1%). The increase in the value of currencies in the region as compared to the U.S. dollar contributed $2,109,000 to the increase in revenues in the region, partially offset by lower sales volume of $1,535,000.

      In the Asia, Africa and Australia (“AAA”) Pharmaceuticals segment, revenues for the three months ended June 30, 2004 were $15,805,000 compared to $12,476,000 for the same period in 2003, an increase of $3,329,000 (27%). The increase is primarily due to higher sales of Nyal of $2,994,000, a winter product in Australia.

      Royalties: Royalty revenues represent amounts earned under the license and supply agreements with Schering-Plough and Roche. Under a license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. Roche pays royalty fees to the Company under a license agreement on sale of Roche’s version of ribavirin, Copegus, for use in combination with interferon alfa or pegylated interferon alfa.

      Royalties for the three months ended June 30, 2004 from Schering-Plough and Roche were $22,734,000 compared to $51,955,000 for the same period in 2003, a decrease of $29,221,000 (56%). The decrease in royalties include the effects of the launch of generic ribavirin in the U.S. and increasing competition between Schering-Plough and Roche. Approval of a generic form of oral ribavirin by the U.S. Food and Drug Administration (“FDA”) in the U.S. was announced on April 7, 2004. This approval has had and is expected to continue to have a material negative impact on royalty amounts. Schering-Plough announced its launch of a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay the Company royalties for sales of their generic ribavirin.

      Gross Profit: Gross profit on product sales increased to 69% for the three months ended June 30, 2004 compared to 64% in 2003. The increase in gross profit is primarily due to an increase in sales from North America and higher efficiencies in the Company’s global manufacturing and supply chain operations. The increase in gross profit was partially offset by an increase in costs related to the manufacturing rationalization plan.

      Selling Expenses: Selling expenses were $53,575,000 for the three months ended June 30, 2004 compared to $43,390,000 for the same period in 2003, an increase of $10,185,000 (23%). As a percent of product sales, selling expenses increased from 33% in the three months ended June 30, 2003 to 36% in the comparable period in 2004. Included in selling expenses for the three months ended June 30, 2004 are severance charges of $3,351,000 related to a sales force reduction in Europe. The remaining increase of $6,834,000 reflects the Company’s increased promotional efforts in North America, Europe and Latin America, which includes costs related to new product launches and unified promotional materials and campaigns for the Company’s global products.

      General and Administrative Expenses: General and administrative expenses were $24,849,000 for the three months ended June 30, 2004 compared to $26,333,000, a decrease of $1,484,000 (6%). As a percent of product sales, general and administrative expenses decreased from 20% in the three months ended June 30,

2003 to 17% in the comparable period of 2004. The decrease is primarily due to reduced legal fees of approximately $1,600,000, partially offset by severance charges of $1,159,000 related to workforce reductions in Spain.

      Research and Development: Research and development expenses for the three months ended June 30, 2004 were $20,921,000 compared to $9,790,000 for the same period in 2003. The increase is primarily attributable to the acceleration of clinical trials of Viramidine and remofovir. The Company completed enrollment of one of two Phase 3 studies being conducted for Viramidine, and began enrollment in the second Phase 3 study for Viramidine and the initiation of a Phase 2 study for remofovir in the second quarter of 2004. It is expected that research and development expenses will increase significantly in 2004 and 2005 compared to 2003 as progress continues with the clinical trials of Viramidine and remofovir.

      Restructuring and impairment charges: In the three and six months ended June 30, 2004, the Company incurred an expense of $20,185,000 related to the manufacturing rationalization plan. The Company has made significant progress towards its plans of disposing of the manufacturing sites in the second quarter of 2004 and is currently actively marketing the sites to prospective buyers. The sites were tested for impairment in the second quarter of 2004, resulting in impairment of asset value on three of the sites. Accordingly, the Company wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the three and six months ended June 30, 2004. In addition to the impairment charge, the Company recorded $2,185,000 related to severance for the three and six months ended June 30, 2004.

      Amortization: Amortization expense for the three months ended June 30, 2004 was $14,133,000 compared to $7,817,000 for the same period in 2003. The increase in 2004 was primarily related to amortization of intangibles related to the acquisition of Ribapharm of $4,777,000. The remaining increase in 2004 relates primarily to amortization of intangibles acquired with the Amarin acquisition.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a loss of $632,000 for the three months ended June 30, 2004 compared to a loss of $5,803,000 for the same period in 2003. In 2004, translation losses principally consisted of translation and exchange losses in Europe of $1,749,000, partially offset by translation and exchange gains in Latin America of $981,000. The Company’s translation and exchange losses are primarily related to U.S. dollar denominated assets and liabilities at its foreign currency denominated subsidiaries.

      Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt for the three months ended June 30, 2004 was $5,898,000 related to the repurchase of $89,402,000 principal amount of the Company’s 6 1/2% Convertible Subordinated Notes due 2008 (“6 1/2% Notes”). In July 2004, the Company redeemed the remaining portion of its outstanding 6 1/2% Notes of $236,599,000 and will record a loss on early extinguishment of debt of $13,994,000 in the third quarter of 2004.

      Interest Expense and Income: Interest expense during the three months ended June 30, 2004 increased $6,555,000 compared to the same period in 2003. The increase was due to the issuance of $480,000,000 of 3.0% and 4.0% Convertible Subordinated Notes and $300,000,000 of 7.0% Senior Notes in the fourth quarter of 2003. As mentioned above, the Company repurchased and redeemed all of the 6 1/2% Notes, which will result in lower interest expense for the remainder of 2004. Interest income increased $1,979,000 during the three months ended June 30, 2004 compared to the same period in 2003 due primarily to higher cash balances.

      Income Taxes: As a result of the Company’s loss from continuing operations for the three months ended June 30, 2004, the Company recorded a minimal tax benefit compared to a provision of 38% for the same period of 2003. The Company’s effective tax rate for 2004 was affected by pre-tax losses resulting from restructuring and impairment charges ($20,185,000) and in Europe a work force reduction ($4,510,000), for which the Company recorded a minimal tax benefit of $1,138,000 (5%). This minimal tax benefit reflects the uncertainty of the realization of tax benefits in some of the markets where these charges were incurred. Additionally, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico in the three months ended June 30, 2004. Excluding the effect of these items, the 2004 effective tax rate would have been 30%. The lower effective tax rate in 2004 reflects a shift in the mix of taxable income with less income from higher tax jurisdictions.

      Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations was a loss of $13,966,000 for the three months ended June 30, 2004 compared to a loss of $2,567,000 for the same period in 2003. The loss in 2004 includes environmental charges of $16,000,000 ($10,080,000 net of taxes) related to a former operating site of the Company’s Biomedicals division, which the Company retained the liability for when it sold this business, partially offset by income from sales of products manufactured in its facilities in Central Europe. The Company expects to sell these facilities prior to the end of the year. In June 2003, the Company sold its Russian Pharmaceuticals segment for cash proceeds of $55,000,000 and certain assets of its Biomedicals segment for 727,990 shares of its common stock, which had a fair market value of approximately $12,369,000. The loss in 2003 includes a loss on disposal of discontinued operations of $6,596,000, partially offset by income from discontinued operations of $4,029,000.

Six Months Ended June 30, 2004 Compared to 2003

	Six Months Ended
	June 30,
			Increase/	Percent
	2004	2003	(Decrease)	Change

Revenues
Pharmaceuticals
North America	$62,887	$41,434	$21,453	52%
Latin America	65,644	60,056	5,588	9
Europe	123,199	114,884	8,315	7
Asia, Africa, Australia	28,229	25,292	2,937	12

Total pharmaceuticals	279,959	241,666	38,293	16
Royalties	48,111	100,538	(52,427)	(52)

Total revenues	328,070	342,204	(14,134)	(4)
Expenses
Cost of goods sold	92,650	88,560	4,090	5
Selling expenses	101,317	80,668	20,649	26
General and administrative expenses	48,724	56,926	(8,202)	(14)
Research and development costs	39,384	18,949	20,435	108
Acquired IPR&D	11,770	—	11,770	—
Restructuring charges	20,185	—	20,185	—
Amortization expense	27,420	15,884	11,536	73

Operating income (loss)	$(13,380)	$81,217	$(94,597)	—

Gross profit on product sales	$187,309	$153,106	$34,203	22

Gross profit % on product sales	67%	63%		4%

      Pharmaceutical Revenues: Pharmaceutical product sales increased $38,293,000 (16%) for the six months ended June 30, 2004 over the same period in 2003. Higher prices and sales volume, particularly in North America, contributed $21,453,000 to the increase in overall product sales. A substantial portion of this increase is attributed to the Company’s decision to reduce sales in the prior year in order to reduce inventory levels at wholesale distributors in the U.S. Foreign currency contributed $9,174,000 (24%) on a net basis to the increase in overall product sales primarily due to the increase in the value of the Euro over the U.S. dollar.

      In the North America Pharmaceuticals segment, revenues for the six months ended June 30, 2004 were $62,887,000 compared to $41,434,000 for the same period in 2003, an increase of $21,453,000 (52%). The increase is primarily due to the completion of an inventory reduction program at the Company’s wholesalers in 2003, which began in June 2002 and was completed in April 2003. Additionally, revenues in 2004 increased $4,470,000 due to sales related to the Amarin and Tasmar acquisitions.

      In the Latin America Pharmaceuticals segment, revenues for the six months ended June 30, 2004 were $65,644,000 compared to $60,056,000 for the same period in 2003, an increase of $5,588,000 (9%). The increase is primarily due to price increases and reduced discounts to wholesalers in the region of $7,683,000 partially offset by a decrease in the value of currencies in the region of $1,533,000.

      In the Europe Pharmaceuticals segment, revenues for the six months ended June 30, 2004 were $123,199,000 compared to $114,884,000 for the same period in 2003, an increase of $8,315,000 (7%). The increase in the value of currencies in the region as compared to the U.S. dollar contributed $8,049,000 to the increase in revenues in the region.

      In the Asia, Africa and Australia (“AAA”) Pharmaceuticals segment, revenues for the six months ended June 30, 2004 were $28,229,000 compared to $25,292,000 for the same period in 2003, an increase of $2,937,000 (12%). The increase is primarily due to price increases of $1,801,000 coupled with an increase in the value of currencies in the region of $1,714,000.

      Royalties: Royalties for the six months ended June 30, 2004 from Schering-Plough and Roche were $48,111,000 compared to $100,538,000 for the same period in 2003, a decrease of $52,427,000 (52%). The decrease in royalties include the effects of the launch of generic ribavirin in the U.S., increasing competition between Schering-Plough and Roche, and Schering-Plough’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to the Company by Schering-Plough. The generic approval of ribavirin in the U.S. has had and is expected to continue to have a material negative impact on the royalty amounts.

      Gross Profit: Gross profit on product sales increased to 67% for the six months ended June 30, 2004 compared to 63% in 2003. The increase in gross profit is primarily due to an increase in sales from North America and higher efficiencies in the Company’s global manufacturing and supply chain operations. The increase in gross profit was partially offset by an increase in costs related to the manufacturing rationalization plan.

      Selling Expenses: Selling expenses were $101,317,000 for the six months ended June 30, 2004 compared to $80,668,000 for the same period in 2003, an increase of $20,649,000 (26%). As a percent of product sales, selling expenses increased from 33% in the six months ended June 30, 2003 to 36% in the same period in 2004. Included in selling expenses for the six months ended June 30, 2004 are severance charges of $3,351,000 related to a sales force reduction in Europe. The remaining increase of $17,298,000 reflects the Company’s increased promotional efforts in North America, Europe and Latin America, which includes costs related to new product launches and unified promotional materials and campaigns for the Company’s global products.

      General and Administrative Expenses: General and administrative expenses were $48,724,000 for the six months ended June 30, 2004 compared to $56,926,000 for the same period in 2003, a decrease of $8,202,000 (14%). As a percent of product sales, general and administrative expenses decreased from 24% in the six months ended June 30, 2003 to 17% in the comparable period of 2004. The decrease in general and administrative expenses is primarily due to reduced legal fees of approximately $3,400,000, partially offset by severance charges of $1,159,000 related to workforce reductions in Spain. While steps continue to be taken to more effectively manage legal costs, legal fees can vary period to period based on the level of activity surrounding outstanding legal challenges.

      Research and Development: Research and development expenses for the six months ended June 30, 2004 were $39,384,000 compared to $18,949,000 for the same period in 2003. The increase is primarily attributable to costs associated with the clinical trials for Viramidine and remofovir.

      Acquired In-Process Research and Development: In the six months ended June 30, 2004, the Company incurred an expense of $11,770,000 associated with IPR&D related to the Amarin Acquisition that occurred in February 2004. The amount expensed as IPR&D represents the Company’s estimate of the fair value of purchased in-process technology for Zelapar that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

      Amortization: Amortization expense for the six months ended June 30, 2004 was $27,420,000 compared to $15,884,000 for the same period in 2003, an increase of $11,536,000. The increase in 2004 was primarily related to amortization of intangibles related to the acquisition of Ribapharm of $9,753,000. The remaining increase in 2004 relates primarily to amortization of intangibles acquired with the Amarin acquisition.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a loss of $1,678,000 for the six months ended June 30, 2004 compared to a loss of $1,712,000 for the same period in 2003. In 2004, losses principally resulted from the sale of certain long-term investments prior management had made in Europe and net translation losses primarily related to U.S. dollar denominated assets and liabilities at the Company’s foreign currency denominated subsidiaries.

      Interest Expense and Income: Interest expense during the six months ended June 30, 2004 increased $13,222,000 compared to the same period in 2003. The increase was due primarily to the issuance of new debt in the fourth quarter of 2003 in conjunction with the Company’s refinancing initiative. Interest income increased $4,057,000 during the six months ended June 30, 2004 compared to the same period in 2003 due primarily to higher cash balances.

      Income Taxes: As a result of the Company’s loss from continuing operations for the six months ended June 30, 2004, its effective tax rate was a benefit of 14% compared to a provision of 38% for the same period in 2003. The Company’s effective tax rate for 2004 was affected by pre-tax losses resulting from restructuring and impairment charges ($20,185,000) and in Europe a work force reduction ($4,510,000), for which the Company recorded a minimal tax benefit of $1,138,000 (5%). This minimal tax benefit reflects the uncertainty of the realization of tax benefits in some of the markets where these charges were incurred. Additionally, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico in the six months ended June 30, 2004. Excluding the effect of these items, the 2004 effective tax rate would have been 36%. The lower effective tax rate in 2004 reflects a shift in the mix of taxable income with less income from higher tax jurisdictions.

      Income (Loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations was a loss of $17,027,000 for the six months ended June 30, 2004 compared to a loss of $2,118,000 for the same period in 2003. The loss in 2004 includes environmental charges of $16,000,000 ($10,080,000 net of taxes) related to a former operating site of the Company’s Biomedicals division, which the Company retained the liability for when it sold this business, and loss on the Company’s sales of products manufactured in its facilities in Central Europe. The loss for 2003 includes loss on disposal of discontinued operations of $6,596,000, partially offset by income from discontinued operations of $4,478,000.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $717,789,000 at June 30, 2004 compared to $872,056,000 at December 31, 2003. Working capital was $824,850,000 at June 30, 2004 compared to $980,401,000 at December 31, 2003. The decrease in working capital of $155,551,000 was primarily attributable to payments on long-term debt and notes payable of $95,868,000, the use of cash in the Amarin Acquisition and various other product rights of $63,261,000, and an increase in accrued liabilities of $11,629,000 partially offset by cash generated from operations of $19,339,000.

      Cash provided by operating activities is expected to be the Company’s primary recurring source of funds in 2004. During the six months ended June 30, 2004, cash provided by operating activities totaled $19,339,000 compared to $124,677,000 for the same period in 2003. Cash flow from operating activities for the six months ended June 30, 2004 was negatively impacted by a decrease in royalty revenues and increased spending in research and development activities. The Company expects to see the effect of lower royalty revenues and increased research and development for the remainder of the year. During the six months ended June 30, 2004, the Company recorded non-cash charges of $11,770,000 related to the write-off of in-process research and development, $18,000,000 related to impairment charges and $5,898,000 related to the loss on early extinguishment of debt.

      Cash (used in) provided by investing activities was $(73,942,000) for the six months ended June 30, 2004 compared to $40,723,000 for the same period in 2003. In 2004, net cash used in investing activities consisted of payments for the Amarin acquisition and various other product rights of $63,261,000, increase in restricted cash of $13,476,000 related primarily to the interest rate swap on the 7% Senior Notes due 2011 (the “7.0% Notes”) and foreign currency hedge and capital expenditures of $8,923,000, partially offset by proceeds from sale of assets of $11,323,000 primarily related to the sale of investments. In 2003, net cash provided by investing activities consisted of cash provided by investing activities in discontinued operations of $47,085,000 primarily related to the sale of the Russian Pharmaceutical business, partially offset by payments for capital expenditures of $6,382,000.

      Cash used in financing activities was $98,206,000 for the six months ended June 30, 2004, including payments on long-term debt and notes payable of $95,868,000, principally consisting of the repurchase of $89,402,000 principal of the 6 1/2% Notes, and cash dividends paid on common stock of $12,901,000, partially offset by proceeds received from the issuance of stock of $10,563,000. In 2003, cash used in financing activities was $16,280,000 for the six months ended June 30, 2003, including dividends paid on common stock of $13,000,000 and payments on long-term debt and notes payable of $3,159,000.

      In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Notes. The interest rate on the swap will be variable at LIBOR plus 2.41%. The effect of this transaction is to initially lower the Company’s effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective rate will float and correlate to the variable interest earned on the Company’s cash held. The Company has previously stated that it expects to retain minimum cash levels of between $100,000,000 and $150,000,000.

      In May 2004, the Company repurchased $89,402,000 principal amount of the 6 1/2% Notes. In connection with this repurchase, the Company recorded a loss on early extinguishment of debt of $5,898,000 in the second quarter of 2004. In July 2004, the Company redeemed the remaining $236,599,000 principal amount of its 6 1/2% Notes plus accrued interest for $245,643,000. Upon this redemption, the Company’s wholly-owned subsidiary, Ribapharm Inc., ceased being a co-obligor under the Company’s 3.0% Convertible Subordinated Notes due 2010, 4.0% Convertible Subordinated Notes due 2013 and the 7.0% Notes. The redemption of these notes will result in a loss on extinguishment of debt of $13,994,000 in the third quarter of 2004.

      Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through June 30, 2005, to fund anticipated acquisitions, capital expenditures and its research and development program. While the Company has no current intent to issue additional debt or equity securities, it may also seek additional debt financing or issue additional equity securities to finance future acquisitions. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

      Competition from generic pharmaceutical companies has had and is expected to continue to have a material negative impact on the Company’s royalty revenue. With respect to Schering-Plough, effective royalty rates increase in tiers based on increased sales levels. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the U.S. is diminished. With respect to Roche, under the license agreement, the introduction of generics in any market will eliminate the obligation of Roche to pay royalties for sales in that market. Upon the entry of generics into the U.S. on April 17, 2004, Roche ceased paying royalties on sales in the U.S.

      While the Company has historically paid quarterly cash dividends and has declared a dividend of $0.0775 per share for the second quarter, there can be no assurance that it will continue to do so in the future.

      The Company currently has no product liability insurance for a majority of its products in the United States. In connection with the Amarin acquisition, the Company acquired product liability insurance for Permax, which it will continue to provide for, as a result of this product being subject to settled and pending product liability litigation. While, to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against it, a substantial claim, if successful, could have a negative impact on the Company’s liquidity and financial performance. The Company maintains clinical trial insurance in major markets in which it conducts clinical trials.

Products in Development

      The Company expects its research and development expenses to increase in the future, of which a large percentage will be to support the continuing product development programs for Viramidine and remofovir. The Company expects that it will spend approximately $85 to $95 million on research and development in 2004, of which $35 to $40 million is on the product development programs for Viramidine and remofovir.

      For Viramidine, the Company is continuing its Phase 2 study in 180 patients with hepatitis C. This study began in 2003 and has continued into 2004. The study included an interim analysis performed on the first 160 patients who received at least 12 weeks of therapy. In the second half of 2003, protocols for two Phase 3 Viramidine studies were developed. The Company decided to initiate the Phase 3 studies of Viramidine prior to the completion of the Phase 2 clinical trials. Each of the two Phase 3 studies will be conducted on a global basis, and each study will consist of approximately 100 investigative sites and approximately 1,000 enrolled patients. The studies will compare Viramidine and ribavirin, each in conjunction with a pegylated interferon. The first of the two global studies, known as VISER 1, began enrollment in the fourth quarter of 2003 and completed enrollment in July 2004. The second study, known as VISER 2, began enrollment in the second quarter of 2004. The Company’s external research and development expenses for Viramidine were approximately $7,495,000 and $13,262,000 for the three and six months ended June 30, 2004, respectively, and $32,123,000 from inception through June 30, 2004.

      For remofovir, the Company has completed two Phase 1 clinical trials in a total of 47 healthy volunteers. Remofovir is currently being evaluated in a third Phase 1 study, which is designed as a 28 day, randomized, placebo-controlled, double-blind, dose-escalation clinical trial in up to 40 patients with hepatitis B in the U.S. The treatment phase of this study was completed and the results are expected in late 2004. Further, a fourth Phase 1 multiple dose study in Taiwan completed treatment in May 2004. A 48-week dose-ranging Phase 2 study in Asia and the US has started enrolling in July 2004. The Company’s external research and development expenses for remofovir were approximately $2,048,000 and $3,506,000 for the three and six months ended June 30, 2004, respectively, and $16,628,000 (including a milestone payment of $1,100,000) from inception through June 30, 2004.

Foreign Operations

      Approximately 80% and 77% of the Company’s revenues from continuing operations for the six months ended June 30, 2004 and 2003, respectively, were generated from operations or earned outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. The Company’s significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. The Company seeks to manage its foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in the U.S. dollar and through operational means by managing local currency revenues in relation to local currency costs. The Company is currently taking steps to mitigate the impact of foreign currency on the income statement, which include hedging its foreign currency exposure. In March and June 2004, the Company entered into foreign currency hedge transactions to reduce its exposure to variability in the Euro.

      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis.

      Interest Rate and Currency Risks: The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At June 30, 2004, the Company had $13,244,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Notes. A 100 basis-point increase in interest rates affecting the Company’s financial instruments would have an immaterial effect on the Company’s second quarter 2004 pretax earnings. In addition, the Company has $1,016,599,000 of fixed rate debt as of June 30, 2004, that require U.S. dollar repayment. In July 2004, the Company repurchased the remaining portion of its outstanding 6 1/2% Notes of $236,599,000 (the “6 1/2% Notes Redemption”). To the extent that the Company requires, as a source of debt repayment, earnings and cash flow from some of its units located in foreign countries, the Company is subject to the risk of changes in the value of certain currencies relative to the U.S. dollar. However, including the effect of the 6 1/2% Notes Redemption, the increase of a 100 basis-point in interest rates would reduce the fair value of the Company’s remaining fixed-rate debt instruments by approximately $45,800,000 as of June 30, 2004.

      The Company estimated the sensitivity of the fair value of its derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Euro at June 30, 2004. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $6,300,000 and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $9,200,000 in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

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

      As of June 30, 2004, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

      There has been no change in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the three and six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” In addition, forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2003, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

•	The future growth of the Company’s business depends on the development and approval of new products, including Viramidine. The process of developing new drugs has an inherent risk of failure. Although certain of the Company’s research compounds show promise at their current stages of development, the Company may fail to commercialize them for various reasons. For example, they may turn out to be ineffective or unsafe in clinical or pre-clinical testing; their patent protection may become compromised; other therapies may prove more safe or effective; or the prevalence of the disease for which they are being developed may decrease. The Company’s inability to successfully develop its products due to these or other factors would reduce future revenues.

•	The Company can protect its products from generic substitution by third parties only to the extent that its technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, the Company’s presently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the Company’s patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to the Company in a patent dispute may preclude development or commercialization of products or impact sales of existing products, and result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of the Company’s products.

•	The Company’s current business plan includes expansion through acquisitions, in addition to the development of new products. If the Company is unable to successfully execute on its expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the growth of the Company’s business will be impeded.

•	The Company and its competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If the Company’s competitors succeed in developing better alternatives to the Company’s current products before it does, the Company will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by the Company’s products, the Company’s potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations is high, and failure to comply could result in fines or interruption in our business.

•	The Company sells products in many countries that are susceptible to significant foreign currency risk. The Company generally sells products in these countries for United States dollars. While this eliminates the Company’s direct currency risk, it increases the Company’s credit risk because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase the Company’s products in United States dollars. The Company entered into foreign currency hedge transactions to reduce its exposure to variability in the Euro. The Company continues to evaluate the possibility of entering arrangements which would result in additional expenditures.

•	A significant part of the Company’s revenue is derived from products manufactured by third parties. The Company relies on their quality level, compliance with the FDA regulations and continuity of supply. Any failure by them in these areas could disrupt the Company’s product supply and negatively impact its revenues.

•	The Company’s flexibility in maximizing commercialization opportunities for its compounds may be limited by its obligations to Schering-Plough. In November 2000, the Company entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of its products that they designate at an early stage of product development and a right for first/last refusal to license various compounds the Company may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if the Company elected to license it to a third party. The interest of potential collaborators in obtaining rights to the Company’s compounds or the terms of any agreement it ultimately enters into for these rights may be hindered by its agreement with Schering-Plough.

•	To purchase the Company’s products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for the Company to realize an appropriate return on its investment in product development.

•	Some of the Company’s development programs are based on the library of nucleoside compounds it has developed. It is not practicable to create backups for the Company’s nucleoside library, and accordingly it is at risk of loss in earthquakes, fire and other natural disasters.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. The Company generally does not maintain product liability insurance. As a result, in the event one or more of the Company’s products is found to have harmed an individual or individuals, it may be responsible for paying all or substantially all damages awarded. Any event causing product liability while the Company lacks insurance coverage could have a material negative impact on its financial position and results of operations.

•	Subject to the terms of the Company’s agreements with its existing lenders, the Company may incur additional indebtedness from time to time to finance working capital needs, acquisitions, capital expenditures or for other purposes. There can be no assurance that financing will continue to be available on terms acceptable to the Company or at all. The absence of such financing will reduce the Company’s ability to respond to changing business and economic conditions, to fund scheduled investments and capital expenditures, to make future acquisitions and to absorb negative operating results.

•	The Company is involved in several legal proceedings, including those described in Note 10 to Notes to Consolidated Condensed Financial Statements.

•	Dependence on key personnel leaves the Company vulnerable to a negative impact if they leave. The Company’s continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on the Company.

•	The Company’s research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. The Company cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination, the Company could be held liable for damages that result. Any liability could exceed the Company’s resources.

•	The Company’s stockholder rights plan, provisions of its certificate of incorporation and provisions of the Delaware General Corporation Law could provide its board of directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	The Company is authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If the Company issues additional equity securities, the price of its securities may be materially and adversely affected. The board of directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the Company.

•	The Company is subject to a Consent Order with the Securities and Exchange Commission, which among other things requires the Company to pre-clear all FDA-related press releases with the FDA, and permanently enjoins the Company from violating securities laws and regulations. The Consent Order also precludes protection for forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The existence of the permanent injunction under the Consent Order, and the lack of protection under the Safe Harbor may limit the Company’s ability to defend against future allegations.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 10 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate Dollar
	Total		Units Purchased as	Value of Units that
	Number	Average	Part of Publicly	May Yet Be
	of Units	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Unit	or Programs	Plans or Programs

April 1 — 30, 2004	—	$—	—	$—
May 1 — 31, 2004	89,402	104.325	89,402	236,599,000
June 1 — 30, 2004	—	—	—	—

Total	89,402	$104.325	89,402	$236,599,000

      In November 2003, the Company announced its intention to repurchase or redeem all of its 6 1/2% Convertible Subordinated Notes due 2008 on or before July 21, 2004. On May 14, 2004, the Company purchased 89,402 6 1/2% Convertible Subordinated Notes due 2008 with a par value of $1,000, which are convertible into 2,609,859 shares of the Company’s common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on May 25, 2004 in Costa Mesa, California. The results of the vote of the stockholders is as follows:

			Withheld/
	For	Against	Abstentions

Election of Directors:
Edward A. Burkhardt	74,204,257		435,878
Timothy C. Tyson	74,310,428		329,707
Elaine S. Ullian	74,314,854		325,281
Ratification of PricewaterhouseCoopers LLP as independent Accountants for the Company	73,836,193	728,705	75,237

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

(b)	Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL
Registrant

/s/ ROBERT W. O’LEARY

Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: August 9, 2004

/s/ BARY G. BAILEY

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibit

15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.