Form 10-Q
period 2004-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2004-11-09
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of November 1, 2004 was 84,124,669.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003
(In thousands, except par value data)

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$373,062	$866,431
Marketable securities	98,848	7,550
Accounts receivable, net	145,327	162,402
Inventories, net	102,075	91,906
Prepaid expenses and other current assets	13,989	13,863

Total current assets	733,301	1,142,152
Property, plant and equipment, net	217,583	241,016
Deferred tax assets, net	106,069	68,601
Intangible assets, net	463,507	435,029
Other assets	44,592	62,145

Total non-current assets	831,751	806,791
Assets of discontinued operations	30,239	27,994

	$1,595,291	$1,976,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$36,305	$36,073
Accrued liabilities	109,961	109,373
Notes payable and current portion of long-term debt	774	1,343
Income taxes payable	17,359	14,962

Total current liabilities	164,399	161,751
Long-term debt, less current portion	792,692	1,119,802
Deferred income taxes and other liabilities	74,708	70,292

Total non-current liabilities	867,400	1,190,094
Liabilities of discontinued operations	35,979	19,731

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,118 (September 30, 2004) and 83,185 (December 31, 2003) shares outstanding (after deducting shares in treasury of 1,068 as of September 30, 2004 and December 31, 2003)	841	832
Additional capital	987,672	976,773
Accumulated deficit	(428,664)	(338,384)
Accumulated other comprehensive loss	(32,336)	(33,860)

Total stockholders’ equity	527,513	605,361

	$1,595,291	$1,976,937

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2004 and 2003
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Product sales	$151,099	$131,290	$431,058	$372,956
Royalties	15,333	36,217	63,444	136,755

Total revenues	166,432	167,507	494,502	509,711

Costs and expenses:
Cost of goods sold (excluding amortization)	49,264	41,637	141,914	130,197
Selling expenses	45,046	39,179	146,363	119,847
General and administrative expenses	24,962	27,834	73,686	84,760
Research and development costs	25,045	10,752	64,429	29,701
Acquired in-process research and development	—	117,609	11,770	117,609
Restructuring charges	(69)	—	20,116	—
Amortization expense	14,094	9,921	41,514	25,805

Total costs and expenses	158,342	246,932	499,792	507,919

Income (loss) from operations	8,090	(79,425)	(5,290)	1,792
Other income (loss), net, including translation and exchange	(515)	2,208	(2,193)	496
Loss on early extinguishment of debt	(13,994)	—	(19,892)	—
Interest income	2,353	953	8,539	3,066
Interest expense	(10,101)	(7,871)	(39,360)	(23,892)

Loss from continuing operations before income taxes and minority interest	(14,167)	(84,135)	(58,196)	(18,538)
Provision (benefit) for income taxes	(5,550)	12,720	(11,831)	37,647
Minority interest, net	(81)	1,656	8	11,667

Loss from continuing operations	(8,536)	(98,511)	(46,373)	(67,852)
Income (loss) from discontinued operations	(7,365)	16,110	(24,392)	13,992

Net loss	$(15,901)	$(82,401)	$(70,765)	$(53,860)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.10)	$(1.18)	$(0.55)	$(0.81)
Discontinued operations	(0.09)	0.19	(0.29)	0.17

Basic and diluted net income (loss) per share	$(0.19)	$(0.99)	$(0.84)	$(0.64)

Basic and diluted shares used in per share computation	84,055	83,067	83,795	83,759

Dividends paid per share of common stock	$0.08	$0.08	$0.23	$0.23

Dividends declared per share of common stock	$0.08	$0.08	$0.23	$0.23

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2004 and 2003
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss	$(15,901)	$(82,401)	$(70,765)	$(53,860)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,461	(1,065)	2,441	19,134
Unrealized gain (loss) on marketable equity securities and other	(1,846)	1,205	(2,423)	1,138
Reclassification adjustment for loss realized included in net loss	—	—	1,506	—

Comprehensive loss	$(13,286)	$(82,261)	$(69,241)	$(33,588)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Loss from continuing operations	$(46,373)	$(67,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,521	44,261
Provision for losses on accounts receivable and inventory obsolescence	2,506	3,631
Translation and exchange (gains) losses, net	2,193	(496)
Other non-cash items	3,883	2,030
Impairment charges	18,000	—
Write-off of in-process R&D	11,770	117,609
Deferred income taxes	(35,168)	(7,455)
Minority interest	8	11,667
Loss on extinguishment of debt	19,892	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,586	61,876
Inventories	(9,209)	(510)
Prepaid expenses and other assets	380	(10,236)
Trade payables and accrued liabilities	(7,455)	(42,855)
Income taxes payable	297	45,582
Other liabilities	102	(8,058)

Cash flow from operating activities in continuing operations	37,933	149,194
Cash flow from operating activities in discontinued operations	(16,036)	21,938

Net cash provided by operating activities	21,897	171,132

Cash flows from investing activities:
Capital expenditures	(14,294)	(9,241)
Proceeds from sale of assets and investments	11,405	318
Net change in marketable equity securities	(91,119)	—
Acquisition of license rights, product lines and businesses	(76,139)	(192,923)

Cash flow from investing activities in continuing operations	(170,147)	(201,846)
Cash flow from investing activities in discontinued operations	3,934	104,276

Net cash used in investing activities	(166,213)	(97,570)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(342,028)	(6,797)
Proceeds from issuance of stock	11,907	317
Dividends paid	(19,388)	(19,501)

Cash flow from financing activities in continuing operations	(349,509)	(25,981)
Cash flow from financing activities in discontinued operations	—	(296)

Net cash used in financing activities	(349,509)	(26,277)

Effect of exchange rate changes on cash and cash equivalents	(274)	966

Net increase (decrease) in cash and cash equivalents	(494,099)	48,251
Cash and cash equivalents at beginning of period	867,344	253,664

Cash and cash equivalents at end of period	373,245	301,915
Cash and cash equivalents classified as part of discontinued operations	(183)	(887)

Cash and cash equivalents of continuing operations	$373,062	$301,028

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

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

      Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of Valeant, its wholly owned subsidiaries and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of these consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

      Marketable Securities: The Company invests in investment grade securities and classifies these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of September 30, 2004, the fair market value of these securities approximates cost. Included in marketable securities is restricted cash of $9,362,000 related to collateral on an interest rate swap and foreign currency hedges as of September 30, 2004.

      Impairment of Property, Plant and Equipment: The Company, from time to time as circumstances warrant, evaluates the carrying value of property, plant and equipment. In evaluating property, plant and equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers. In the second quarter of 2004, the Company recorded an impairment charge of $18,000,000 on certain of its manufacturing sites. See Note 4.

      Acquired In-Process Research and Development: In the nine months ended September 30, 2004, the Company incurred an expense of $11,770,000 associated with acquired in-process research and development (“IPR&D”) related to the acquisition of Amarin Pharmaceuticals, Inc. (“Amarin”) and all of its U.S. product rights. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for Zelapar® that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair value was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 66%). The estimated after-tax cash flows (using a tax rate of 40%) were

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

then discounted to a present value using a discount rate of 20%, reflecting the Company’s estimated risk adjusted after tax weighted average cost of capital for its industry. The Company estimated that the Zelapar studies would be completed in 2004 and, if successful, revenue for Zelapar would commence in 2005. The Company expects to incur approximately $4,800,000 in research and development expenditures on Zelapar. See Note 2 for discussion of the acquisition of Amarin.

      The major risks and uncertainties associated with the timely and successful completion of the development of Zelapar consists of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

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

      Comprehensive Income: The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, minimum pension liability and changes in the fair value of derivative financial instruments.

      Per Share Information: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In computing diluted earnings per share, the weighted-average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt or preferred stock; income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

      In 2004, the Company’s Board of Directors declared a first, second and third quarter cash dividend of $0.0775 per share, which were paid on April 28, July 28 and October 27, 2004, respectively. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.

      Stock-Based Compensation: The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”), as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Incentive Plan been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2004 and 2003

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss as reported	$(15,901)	$(82,401)	$(70,765)	$(53,860)
Stock-based employee compensation expense included in net income, net of tax	—	—	96	—
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,772)	(965)	(5,119)	(2,317)

Pro forma net loss	$(17,673)	$(83,366)	$(75,788)	$(56,177)

Loss per share:
Basic — as reported	$(0.19)	$(0.99)	$(0.84)	$(0.64)

Basic — pro forma	$(0.21)	$(1.00)	$(0.90)	$(0.67)

Diluted — as reported	$(0.19)	$(0.99)	$(0.84)	$(0.64)

Diluted — pro forma	$(0.21)	$(1.00)	$(0.90)	$(0.67)

      New Accounting Pronouncements: In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued FSP EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1 until such time as the FASB issues further implementation guidance, which is expected in the fourth quarter of 2004. Adoption of this pronouncement is not expected to have an impact on the Company’s consolidated condensed financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on the Company’s consolidated condensed financial statements.

      Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation, with no effect on previously reported net income or stockholders’ equity.

2.	Acquisitions

      Amarin Pharmaceuticals, Inc.: On February 25, 2004, the Company acquired from Amarin Corporation, plc (“Amarin plc”) its U.S.-based subsidiary (“Amarin”) and all of its U.S. product rights (the “Amarin Acquisition”). Under the terms of the transaction, the Company acquired the rights to Amarin’s product portfolio, which includes Permax® and a primary care portfolio with a broad range of indications. The Company also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the Food and Drug Administration (“FDA”) for Zelapar, subject to the completion of two safety studies which are now completed. The

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Company anticipates filing the final results of these studies with the FDA before the end of 2004. The Company paid $38,000,000 in cash at the closing for the Amarin acquisition.

      Subsequent to the Amarin Acquisition, the Company became aware of a significant amount of dated Amarin products in wholesaler channels. Under the terms of the original purchase agreement, Amarin plc was responsible for any excess inventory at wholesalers that existed at the date of acquisition. On September 27, 2004, the Company and Amarin plc entered into an amended purchase agreement (the “Amended Purchase Agreement”), which also revised certain milestone payments. Under the terms of the Amended Purchase Agreement, the Company will no longer pay up to $8,000,000 in milestone payments, but will pay an additional $2,000,000 on or before November 30, 2004, which the Company expensed as research and development in the third quarter of 2004 related to Amarin plc’s commitment to fund a portion of the Zelapar studies. The Company remains obligated to make the $10,000,000 milestone payment to the developer of Zelapar upon the attainment of specified sales thresholds. All other terms of the original purchase agreement remain substantially unchanged.

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

      The components of the purchase price allocation for the Amarin Acquisition is as follows (in thousands):

Purchase price:
Cash paid	$38,000
Amount payable	2,000
Transaction costs	2,811
Less: Cash acquired	(601)

$42,210

Allocation:
Current assets	$2,642
Prepaid research and development	2,000
Property, plant, and equipment	205
Acquired intangible assets	37,113
Goodwill	3,350
Acquired IPR&D	11,770
Other liabilities assumed	(14,870)

$42,210

      Tasmar®: On April 22, 2004, the Company acquired the worldwide rights, excluding the European Union, to Tasmar® (tolcapone) from Roche. Tasmar is indicated for the treatment of Parkinson’s disease. Under the terms of the agreement, the Company paid $13,500,000 in cash, plus future additional royalty amounts. On September 13, 2004, the Company acquired the European Union rights to Tasmar from Roche for $11,400,000 in cash, plus future royalties. The Company accounted for the acquisition of Tasmar as product rights.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

      In the second half of 2002, the Company made a strategic decision to divest its Russian Pharmaceuticals segment, biomedicals segment, Photonics business, raw materials businesses and manufacturing facilities in Central Europe and Circe unit. During 2003, the Company disposed of its Russian Pharmaceuticals segment, biomedicals segment, Photonics business and Circe unit. In July 2004, the Company disposed of one of the raw materials business and manufacturing facility in Central Europe for net cash proceeds of $3,611,000. The Company recorded a net loss on disposal of discontinued operations of $1,522,000 related to the sale of this business in the third quarter of 2004. The Company is actively marketing for sale the remaining raw materials business and manufacturing facility in Central Europe and is working toward disposing of these assets.

      Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$3,859	$10,342	$13,507	$111,836

Income (loss) before income taxes	$(5,709)	$3,492	$(26,223)	$9,117
Income tax benefit (provision)	—	(456)	5,920	(1,603)

Income (loss) from discontinued operations, net	(5,709)	3,036	(20,303)	7,514

Income (loss) on disposal of discontinued operations	(1,656)	26,507	(4,089)	10,370
Income tax provision	—	(13,433)	—	(3,892)

Income (loss) on disposal of discontinued operations, net	(1,656)	13,074	(4,089)	6,478

Income (loss) from discontinued operations	$(7,365)	$16,110	$(24,392)	$13,992

      The assets and liabilities of discontinued operations are stated separately as of September 30, 2004 and December 31, 2003 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	September 30,	December 31,
	2004	2003

Cash	$183	$913
Accounts receivable, net	7,188	6,422
Inventories, net	14,764	10,756
Property, plant and equipment, net	1,958	8,671
Other assets	6,146	1,232

Assets of discontinued operations	$30,239	$27,994

Accounts payable	$3,337	$3,127
Accrued liabilities	29,584	13,498
Other liabilities	3,058	3,106

Liabilities of discontinued operations	$35,979	$19,731

      Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of its discontinued Biomedicals division and is currently vacant. Remediation of the site will

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

likely involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that the Company can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. In July 2004, preliminary supplemental site characterization information was received. As a result of this information, the Company recorded an additional environmental charge of $16,000,000, which is included in loss from discontinued operations for the nine months ended September 30, 2004. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $21,689,000 and $5,033,000 as of September 30, 2004 and December 31, 2003, respectively, and are included in the liabilities of discontinued operations. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of September 30, 2004 cannot be reasonably estimated.

4.     Manufacturing Restructuring

      During the third quarter of 2003, the Company approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, which will result in the closing of ten of the Company’s manufacturing sites (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan includes a refocus of the Company’s international operations to improve profitability and achieve greater operating efficiencies. The Company has made significant progress towards its plans of disposing of certain manufacturing sites and is currently actively marketing the sites to prospective buyers. The sites were tested for impairment, resulting in impairment of asset value on three of the sites. Accordingly, the Company wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 in the second quarter of 2004. In addition to the impairment charge, the Company recorded $2,116,000 in restructuring and impairment charges related to severance for the nine months ended September 30, 2004. These restructuring charges are recorded as a component of costs and expenses in the consolidated condensed statement of income. The Company will continue to depreciate the remaining sites until the facility closures are complete. The Company intends to dispose of these ten manufacturing plants by selling each to a buyer who we believe will continue to operate the plant, including the assumption of employee obligations. However, the Company may not locate a buyer for each such manufacturing plant, which would require the Company to close certain of these manufacturing plants and incur additional severance charges.

5.     Extinguishment of Debt

      On May 14 and July 21, 2004, the Company repurchased $326,001,000 in aggregate principal amount of its 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, the Company recorded a loss on early extinguishment of debt of $13,994,000 and $19,892,000 for the three and nine months ended September 30, 2004, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Income:
Numerator for basic and dilutive earnings per share — income available to stockholders	$(15,901)	$(82,401)	$(70,765)	$(53,860)

Shares:
Denominator for basic and dilutive earnings per share — weighted average shares outstanding	84,055	83,067	83,795	83,759

Basic earnings (loss) per share:
Loss from continuing operations	$(0.10)	$(1.18)	$(0.55)	$(0.81)
Discontinued operations, net of taxes	(0.09)	0.19	(0.29)	0.17

Basic net income (loss) per share	$(0.19)	$(0.99)	$(0.84)	$(0.64)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.10)	$(1.18)	$(0.55)	$(0.81)
Discontinued operations, net of taxes	(0.09)	0.19	(0.29)	0.17

Diluted net income (loss) per share	$(0.19)	$(0.99)	$(0.84)	$(0.64)

      For the three and nine months ended September 30, 2004, options to purchase 2,423,000 and 2,693,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because the Company incurred a loss and the effect would have been anti-dilutive.

      For the three and nine months ended September 30, 2004, options to purchase 2,526,000 and 2,485,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Detail of Certain Accounts

	September 30,	December 31,
	2004	2003

Accounts receivable, net:
Trade accounts receivable	$125,988	$121,651
Royalties receivable	15,330	36,690
Other receivables	10,818	10,724

	152,136	169,065
Allowance for doubtful accounts	(6,809)	(6,663)

	$145,327	$162,402

Inventories, net:
Raw materials and supplies	$43,924	$36,288
Work-in-process	24,683	23,731
Finished goods	47,227	43,470

	115,834	103,489
Allowance for inventory obsolescence	(13,759)	(11,583)

	$102,075	$91,906

Property, plant and equipment, net:
Property, plant and equipment, at cost	$385,978	$399,512
Accumulated depreciation and amortization	(168,395)	(158,496)

	$217,583	$241,016

      Goodwill and intangible assets: As of September 30, 2004 and December 31, 2003, goodwill and intangible assets were as follows (in thousands):

	September 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$563,925	$(163,576)	$520,025	$(158,743)
License agreement	67,376	(21,172)	67,376	(6,911)
Goodwill	16,954	—	13,282	—

Total	$648,255	$(184,748)	$600,683	$(165,654)

      Goodwill increased $1,735,000 and $3,672,000 for the three and nine months ended September 30, 2004, respectively, primarily due to the Amarin Acquisition.

      Amortization expenses for the three and nine months ended September 30, 2004 were $14,094,000 and $41,514,000, respectively, of which $9,587,000 and $27,253,000 were related to amortization of acquired product rights, respectively. Estimated amortization expenses for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 were $55,000,000, $53,000,000, $53,000,000, $51,000,000 and $45,000,000, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

      The Company’s effective tax rate for the nine months ended September 30, 2004 was affected by pre-tax losses resulting from restructuring and impairment charges $20,116,000 and a European work force reduction charge of $4,510,000, for which the Company recorded a minimal tax benefit of $1,138,000 (5%). This minimal tax benefit reflects uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, in the nine months ended September 30, 2004, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico relating to tax years 1998 and 1999.

      The Company’s U.S. tax returns for the period from 1997 to 2001 are currently being reviewed by the Internal Revenue Service. While the Company believes the review will not result in the returns being found to contain any substantive and material deficiencies, there can be no assurance that the Internal Revenue Service’s findings will not have a material adverse effect on the Company’s reported effective tax rate.

      In 1999, the Company restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company wished to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the inter-company transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 U.S. Corporate Income Tax Return. The Company has recently discovered that although it was clearly the intent of the Company to file the Gain Recognition Agreements and it has operated as if such filings had been submitted, former management inadvertently omitted the Gain Recognition Agreements from its filing. In accordance with Treasury guidelines, a formal request has been made to the Internal Revenue Service to rule that reasonable cause existed for the failure to provide these agreements. While management is still evaluating the underlying values of the stock contributed, if the requested relief were to be denied and the matter could not otherwise be resolved favorably with the Internal Revenue Service, management believes the resulting cash tax obligation would likely offset a substantial portion of the Company’s accumulated tax loss carryforwards and the impact to net income in the period such obligation became probable would be material.

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

      In June 2003, a purported class action was filed in the Superior Court of Orange County, California, against the Company, Ribapharm and certain of Ribapharm’s officers and directors asserting the same claims, on behalf of the same class of plaintiffs and against the same defendants as in the seven lawsuits filed in Delaware that are described above. The settlement of the Delaware tender offer litigation has been designed to

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

release the claims brought in this lawsuit, although the decision as to the effect of that release will be subject to the discretion of the California court.

      The Delaware court has scheduled a hearing for December 2, 2004 to consider the fairness of the settlement of the Delaware actions. If the settlement is approved, the Delaware cases will be dismissed with prejudice. The Company and the other defendants in the California action will then ask the California court to dismiss the California action based on the release approved by the Delaware court.

      In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

      All the actions have been consolidated to the Central District of California. On June 24, 2004, the Court dismissed the Second Amended Complaint. The plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit seeking review of the dismissal of the complaint.

      Valuepoint Bondholders’ Litigation: On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and former executive officers. The lawsuit alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of 6 1/2% Convertible Subordinated Notes due 2008 in November 2001, thereby artificially inflating the market price of the Notes. The plaintiffs generally seek to recover compensatory damages, including interest.

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

      The Company and plaintiffs have agreed to extend the time for plaintiffs to file another complaint pending preliminary approval of an agreement in principle among the parties to settle the matter for approximately $3,200,000. If plaintiffs ultimately file another complaint, the Company expects to file an additional motion to dismiss. In that case, the Company also expects further motion practice and limited discovery regarding the surviving Russian assets impairment claim.

      Derivative Actions: The Company is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering (the “Ribapharm Bonuses”).

      On October 1, 2002, several former and current directors of the Company, as individuals, as well as the Company, as a nominal defendant, were named as defendants in a second shareholder’s derivative complaint filed in the Delaware Court of Chancery, styled Paul Gerstley v. Norman Barker, Jr. et al. The original complaint in the Delaware action purported to state causes of action for violation of Delaware General Corporation Law Section 144, breach of fiduciary duties and waste of corporate assets in connection with the defendants’ management of the Company. The allegations in the Delaware action were similar to those contained in the derivative lawsuit filed in Orange County, California, but included additional claims asserting that the defendants breached their fiduciary duties by disseminating materially misleading and inaccurate information.

      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interest of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management arising from the initial public offering of Ribapharm. The Court granted the Company’s motion to stay the California proceedings in favor of the similar Delaware proceedings. On June 27, 2003, the Company filed a motion in the Delaware derivative action to (a) realign itself as plaintiff in the Delaware proceedings, (b) pursue the primary derivative claims relating to the Ribapharm Bonuses, (c) seek dismissal of the secondary derivative claims, and (d) settle certain claims with respect to certain of the defendants. The Court granted the Company’s motion for realignment on October 27, 2003; additional aspects of the Company’s motion are still pending. The Company filed an amended complaint in the Delaware action on September 17, 2003. Three defendants have entered into settlement agreements, as amended, whereby they forfeit their 2003 annual stipend and all of their restricted stock units in exchange for a release from further liability in the lawsuit. The settlement will not be effective unless approved by the Delaware Court of Chancery. The remaining parties to the Delaware proceedings have agreed to court-sponsored mediation, and discovery in the case is proceeding.

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

      Yugoslavia: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/AMW/BDW, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/BWD. At issue in these matters are the parties’ respective ownership interests in ICN Yugoslavia, a joint venture formed by the parties’ predecessors-in-interest in 1990. In these proceedings, the Company asserted claims against the Federal Republic of Yugoslavia (“FRY”) and the Republic of Serbia (“ROS”) and counterclaims against the State Health Fund of Serbia (“Health Fund”) for, inter alia, unlawful seizure of the Company’s majority interest in the joint venture and failure to pay obligations to the joint venture in excess of $176,000,000. The Company seeks damages in excess of $277,000,000. The Health Fund has asserted claims against the Company for breach of the joint venture agreement based on the Company’s alleged failure to contribute intangible assets, and the Company’s alleged mismanagement of the joint venture. The Health Fund seeks damages in excess of $270,000,000. The arbitral tribunal dismissed the FRY from these proceedings for lack of jurisdiction. The final arbitral hearings in this matter were held March 29 and March 30, 2004, and the Company is awaiting the decision of the arbitral tribunal.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Circe: The former shareholders (the “Circe Shareholders”) of Circe Biomedical, Inc. (“Circe”) filed in July 2003 a demand for arbitration claiming indemnification from the Company for approximately $10,000,000 of purported financial losses, based on provisions of an agreement entered into at the time the Company acquired Circe. The Circe Shareholders claim to have suffered such losses as a result of the Company’s alleged breach of its obligations to register for resale the Company shares issued to the Circe Shareholders as part of the purchase price for the Circe acquisition. In order to avoid costly and protracted arbitration proceedings, and without admitting any of the allegations made by the Circe Shareholders, the Company settled the matter by agreeing to pay the Circe Shareholders $4,500,000.

      Argentina Antitrust Matter: In July 2004, the Company was advised that the Argentine Antitrust Agency had issued a notice unfavorable to the Company in a proceeding against its Argentine subsidiary. The proceeding involves allegations that the subsidiary in Argentina abused a dominant market position in 1999 by increasing its price on Mestinon in Argentina and not supplying the market for approximately two months. The subsidiary filed documents with the agency offering an explanation justifying its actions, but the agency has now rejected the explanation. The Company is considering its response. Argentinean law permits a fine to be levied of up to $5,000,000 plus 20% of profits realized due to the alleged wrongful conduct. Counsel in the matter advises that the size of the transactions alleged to have violated the law will unlikely draw the maximum penalty.

      Permax Product Liability Cases: In February 2004, the Company purchased the shares of Amarin Pharmaceuticals Inc. A case captioned Debra Ann Blackstone v. Amarin Pharmaceuticals, Inc., Amarin International Company, Eli Lilly & Company, Health Net, Inc., Blue Shield of California, Inc., Walgreen Co., Gaye Swenn, R.Ph., and John Lowhon, R.Ph. Case No. 017 201332 03 has been filed in the District Court of Tarrant County, Texas alleging that use of Permax, a drug for the treatment of Parkinson’s Disease marketed and sold by Amarin, caused valvular heart disease. The plaintiff generally seeks compensatory damages. The Company has also received from time to time other claims alleging that the use of Permax caused congestive heart failure and other coronary-related damage. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between the Company and Eli Lilly, Eli Lilly will bear a portion of the liability associated with these claims. Product liability insurance exists with respect to these claims. Although it is expected that the insurance proceeds will be sufficient to cover existing claims against the Company, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on the Company’s consolidated financial position, results of operation or liquidity.

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

10.     Business Segments

      The Company’s four reportable pharmaceutical segments are comprised of its pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 for discussion of discontinued operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the amounts of segment revenues and operating income of the Company for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Pharmaceuticals
North America	$36,613	$29,403	$99,500	$70,837
Latin America	38,514	34,746	104,158	94,802
Europe	61,472	54,512	184,671	169,396
Asia, Africa, Australia	14,500	12,629	42,729	37,921

Total pharmaceuticals	151,099	131,290	431,058	372,956
Royalty revenues	15,333	36,217	63,444	136,755

Consolidated revenues	$166,432	$167,507	$494,502	$509,711

Operating Income (Loss)
Pharmaceuticals
North America	$12,060	$12,622	$29,847	$18,397
Latin America	10,532	11,366	29,236	29,196
Europe	14,245	7,173	25,772	22,066
Asia, Africa, Australia	1,278	1,540	2,774	2,764

	38,115	32,701	87,629	72,423
Restructuring charges(1)	69	—	(20,116)	—

Total pharmaceuticals	38,184	32,701	67,513	72,423
Research and development division	(15,686)	16,330	(21,973)	87,139
IPR&D(1)	—	(117,609)	(11,770)	(117,609)

Consolidated segment operating income	22,498	(68,578)	33,770	41,953
Corporate expenses	(14,408)	(10,847)	(39,060)	(40,161)
Interest income	2,353	953	8,539	3,066
Interest expense	(10,101)	(7,871)	(39,360)	(23,892)
Other, net	(14,509)	2,208	(22,085)	496

Loss from continuing operations before provision for income taxes and minority interest	$(14,167)	$(84,135)	$(58,196)	$(18,538)

(1)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. For the nine months ended September 30, 2004, restructuring charges of $18,750,000 and $1,366,000 were incurred in the Europe and Latin America pharmaceutical segments, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment total assets of the Company as of September 30, 2004 and December 31, 2003 (in thousands):

	Total Assets

	September 30,	December 31,
	2004	2003

Pharmaceuticals
North America	$441,814	$400,265
Latin America	131,216	105,333
Europe	335,829	350,142
Asia, Africa, Australia	55,717	25,631

Total pharmaceuticals	964,576	881,371
Corporate	393,380	853,718
Research and development division	207,096	213,854
Discontinued operations	30,239	27,994

Total	$1,595,291	$1,976,937

      The following table summarizes the Company’s ten largest products and seven global brands by therapeutic class based on sales for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Dermatology
Efudix/ Efudex®(G)(T)	$15,442	$9,953	$34,216	$17,906
Kinerase®(G)(T)	3,596	3,172	11,549	8,908
Oxsoralen-Ultra®(G)(T)	1,530	3,102	7,970	6,063
Dermatix®(G)	1,794	523	5,098	1,299
Infectious Disease
Virazole®(G)(T)	1,906	2,782	10,220	14,260
Neurology
Tasmar®(G)	2,121	—	2,705	—
Mestinon®(G)(T)	10,771	9,518	29,589	28,236
Dalmane®/ Dalmadorm(T)	3,155	2,476	8,870	7,225
Primary Care
Bedoyecta®(T)	7,652	6,660	17,415	19,328
Calcitonin(T)	1,509	3,025	8,122	9,486
Librax®(T)	2,811	2,604	11,314	7,320
Nyal®(T)	2,892	2,733	9,406	6,964
Other Pharmaceutical Products	95,920	84,742	274,584	245,961

Total Product Sales	$151,099	$131,290	$431,058	$372,956

Total Top Ten Product Sales(T)	$51,264	$46,025	$148,671	$125,696

Total Global Product Sales(G)	$37,160	$29,050	$101,347	$76,672

(T)	— Indicates ten largest product

(G)	— Indicates global brand

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

11.     Common Stock

      Phantom Stock: For the nine months ended September 30, 2004, pursuant to the Company’s approved director compensation plan, the Company granted its non-employee directors 49,990 shares of phantom stock with a fair market value of approximately $935,000. Each share of phantom stock vests on May 25, 2005, but pursuant to elections made by the directors, the phantom stock is not exchangeable for shares of the Company’s common stock until one year after the director ceases to serve as a member of the Company’s Board.

      Stockholder Rights Plan: On October 5, 2004, the Company amended its Stockholders Rights Plan. The amendment to the Stockholder Rights Plan changes certain provisions in the Stockholder Rights Plan including extending the expiration date to November 1, 2009 and increasing the exercise price of the Rights to $100 per right, subject to adjustment. Additionally, in connection with the amendment, the Company increased the number of shares designated as Series A Participating Preferred Stock from 1,000,000 shares to 2,000,000 shares.

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

Overview

      The Company is a global research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products, but focuses its greatest resources and attention principally on nine global brands (seven of which are currency marketed) in the therapeutic areas of neurology, dermatology and infectious disease. The Company focuses its research and development capability to commercialize products worldwide. The Company expects to leverage this position now and in the future with its existing products and those expected to be added through commercialization of the Company’s internal pipeline and through acquisitions.

      The Company revenues are derived from product sales and royalty revenues. Product sales accounted for approximately 87% and 73% of the Company’s total revenues from continuing operations for the nine months ended September 30, 2004 and 2003, respectively, and increased $58,102,000 (16%) over the comparable periods. The increase in product sales was due to approximate changes in the following categories: a 7% increase in volume, a 6% increase due to changes in selling prices and a 3% favorable impact from foreign exchange rate fluctuations. The Company also receives royalties from the sale of ribavirin, which it licensed to Schering-Plough and Roche in oral form for the treatment of hepatitis C. Royalty revenues decreased $73,311,000 (54%) and accounted for 13% of the Company’s total revenues from continuing operations for the nine months ended September 30, 2004 as compared to 27% for the same period in 2003. The decline in royalty revenues, and the decreasing contribution of royalties to the Company’s revenues, had been expected with the entrance of generic ribavirin in the U.S.

      Future growth of the Company is expected to be driven primarily by growth of its existing products, the commercialization of new products and business development. The Company’s global brands accounted for 24% and 21% of its product sales for the nine months ended September 30, 2004 and 2003, respectively. The Company’s global brands increased $8,110,000 (28%) and $24,675,000 (32%) in the three and nine months ended September 30, 2004, respectively, compared to the similar periods in 2003. The Company has experienced generic challenges and other competition to its products, as well as pricing challenges through government imposed price controls and reductions, and expects these challenges to continue in 2004 and beyond.

      The Company has undergone significant changes in its leadership, strategic direction and operations in the past two years. In an effort to drive change, the Company’s stockholders elected new directors at its annual meetings in 2001 and 2002, resulting in a new board composition and the appointment of a new senior management team. A three part plan was initiated to restructure the Company, transform the business and grow through innovation. The Company has made significant progress in the execution of this plan with the completion of its restructuring phase, which included its divestiture program, the restructuring of the management team, the implementation of strong governance protocols and the strengthening of the Company’s research and development capability. The Company is moving rapidly through the transformation phase with the development of a growth strategy leveraging its current products, further reducing costs, rationalizing its supply chain and employing other measures to obtain significant efficiencies. The Company is also well along in its innovation and growth phase, as it increases investment in research and development activities and continues to evaluate potential acquisition opportunities.

Transformation

Targeted Growth of Existing Products

      In order to drive specialty pharmaceuticals sales growth, the Company focuses its business on the following specific markets, therapeutic areas and brands:

Focus on 10 Key Geographic Regions. The Company has four pharmaceutical segments comprising its pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. Within these four pharmaceutical segments, the Company focuses on 10 key geographic regions: the United States, Canada, Mexico, United Kingdom, France, Italy, Poland, Germany, Spain and China. In particular, as the Company pursues acquisition opportunities and product line extensions, it plans to focus on North America, the largest pharmaceutical market worldwide and thus its biggest growth opportunity.

Focus on Three Core Therapeutic Classes. The Company focuses on infectious disease, neurology and dermatology. The Company believes that these three therapeutic classes are positioned for further growth, and that it is possible for a mid-sized company to attain a leadership position within these categories.

Focus on Nine Global Brands. The Company currently focuses on nine global brands, seven of which are currently being marketed. Two of these brands, Viramidine and remofovir, are currently in clinical development. All of these nine global brands are within the Company’s three targeted core therapeutic classes. The Company believes that these brands have the potential for global penetration and growth rates above the industry average of 5 to 10 percent per year. The Company is actively pursuing life cycle management strategies for all of its global brands and selectively for its other brands.

Efficient Manufacturing and Supply Chain Organization

      Under the Company’s global manufacturing strategy announced in October 2003, the Company plans to reduce the number of manufacturing facilities from 15 to five by 2006, in order to increase capacity utilization and improve efficiencies. In conjunction with the rationalization of the Company’s manufacturing facilities, it has undertaken a major process improvement initiative, affecting all phases of its operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. In addition, procurement efforts have been centralized to realize economies of scale.

      In the nine months ended September 30, 2004, the Company has made significant progress towards its plans of disposing of certain of the manufacturing sites and recorded a pre-tax restructuring and impairment charge of $20,116,000 primarily for impairment of these sites.

Innovate and Grow

Development of New Products Via Internal Research and Development Activities

      The Company seeks to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and cancer. The Company intends to combine its scientific expertise with advanced drug screening techniques in order to discover and develop new antiviral candidates from its nucleoside analog and non-nucleoside libraries. Except as otherwise required by the terms of its November 2000 agreement with Schering-Plough, the Company generally intends to retain control of its product candidates in its major markets in order to obtain the maximum value from its research efforts.

Product Acquisitions

      In addition to the Company’s in-house development efforts, the Company plans to selectively license or acquire product candidates, technologies and businesses from third parties which complement its existing business and provide for effective life cycle management of key products. The Company believes that its drug development expertise may allow it to recognize licensing opportunities and to capitalize on research initially conducted and funded by others.

      In 2004, the Company acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. (“Amarin”), and all of its U.S. product rights, which includes Permax® and a primary care portfolio with a broad range of indications for consideration of $40,000,000. The Company also acquired in the transaction the rights to Zelapar®, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies, which are now completed and the Company anticipates filing the final results of these studies with the FDA before the end of 2004. See Note 2 to notes to consolidated condensed financial statements for a discussion of this acquisition.

      In April 2004, the Company acquired the worldwide rights, excluding the European Union, to Tasmar® (tolcapone), an indication for the treatment of Parkinson’s disease, from Roche for $13,500,000 in cash, plus future royalty payments. In September 2004, the Company acquired the European Union rights to Tasmar from Roche for $11,400,000 in cash, plus future royalties.

Results of Operations

      The Company’s four reportable pharmaceutical segments are comprised of its pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division. Certain financial information for the Company’s business segments is set forth below. This discussion of the Company’s results of operations should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this quarterly report. For additional financial information by business segment, see Note 10 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

      The following tables compare 2004 and 2003 revenues by reportable segments and operating expenses for the three and nine months ended September 30, 2004 and 2003 (in thousands, except percentages):

	Three Months Ended
	September 30,
			Increase/	Percent
	2004	2003	(Decrease)	Change

Revenues
Pharmaceuticals
North America	$36,613	$29,403	$7,210	25%
Latin America	38,514	34,746	3,768	11
Europe	61,472	54,512	6,960	13
Asia, Africa, Australia	14,500	12,629	1,871	15

Total pharmaceuticals	151,099	131,290	19,809	15
Royalties	15,333	36,217	(20,884)	(58)

Total revenues	166,432	167,507	(1,075)	(1)
Costs and Expenses
Cost of goods sold (excluding amortization)	49,264	41,637	7,627	18
Selling expenses	45,046	39,179	5,867	15
General and administrative expenses	24,962	27,834	(2,872)	(10)
Research and development costs	25,045	10,752	14,293	133
Acquired IPR&D	—	117,609	(117,609)	—
Restructuring charges	(69)	—	(69)	—
Amortization expense	14,094	9,921	4,173	42

Operating income (loss)	$8,090	$(79,425)	$87,515	—

Gross profit on product sales (excluding amortization)	$101,835	$89,653	$12,182	14

Gross profit margin on product sales	67%	68%

	Nine Months Ended
	September 30,
			Increase/	Percent
	2004	2003	(Decrease)	Change

Revenues
Pharmaceuticals
North America	$99,500	$70,837	$28,663	40%
Latin America	104,158	94,802	9,356	10
Europe	184,671	169,396	15,275	9
Asia, Africa, Australia	42,729	37,921	4,808	13

Total pharmaceuticals	431,058	372,956	58,102	16
Royalties	63,444	136,755	(73,311)	(54)

Total revenues	494,502	509,711	(15,209)	(3)
Expenses
Cost of goods sold (excluding amortization)	141,914	130,197	11,717	9
Selling expenses	146,363	119,847	26,516	22
General and administrative expenses	73,686	84,760	(11,074)	(13)
Research and development costs	64,429	29,701	34,728	117
Acquired IPR&D	11,770	117,609	(105,839)	(90)
Restructuring charges	20,116	—	20,116	—
Amortization expense	41,514	25,805	15,709	61

Operating income (loss)	$(5,290)	$1,792	$(7,082)	—

Gross profit on product sales (excluding amortization)	$289,144	$242,759	$46,385	19

Gross profit margin on product sales	67%	65%

      Pharmaceutical Revenues: Pharmaceutical product sales increased $19,809,000 (15%) and $58,102,000 (16%) for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003. The increases were led by continued improvements in sales of the Company’s global brands, which contributed $8,110,000 and $24,675,000 to the increase in product sales for the three and nine months ended September 30, 2004, respectively. In addition, favorable foreign currency exchange rates contributed $3,800,000 and $11,556,000 on a net basis to the increase in overall product sales for the three and nine months ended September 30, 2004, respectively, primarily due to the increase in the value of the Euro over the U.S. dollar.

      In the North America Pharmaceuticals segment, revenues for the three months ended September 30, 2004 and 2003 were $36,613,000 and $29,403,000, respectively, an increase of $7,210,000 (25%). The increase reflects higher sales of Efudex of $5,212,000 primarily related to the launch of a 40 gram product and sales of products related to the Amarin and Tasmar acquisitions of $3,902,000. Revenues for the nine months ended September 30, 2004 and 2003 were $99,500,000 and $70,837,000, respectively, an increase of $28,663,000 (40%). The increase reflects sales of products related to the Tasmar and Amarin acquisitions of $8,372,000. Additionally, the change in comparison from 2004 to 2003 revenues partially reflects depressed 2003 sales due to the inventory reduction program at the Company’s wholesalers in 2003, which was completed in April 2003.

      In the Latin America Pharmaceuticals segment, revenues for the three and nine months ended September 30, 2004 were $38,514,000 and $104,158,000, respectively, compared to $34,746,000 and $94,802,000 for the same periods in 2003, resulting in increases of $3,768,000 (11%) and $9,356,000 (10%), respectively. The increases were primarily due to price increases to wholesalers in the region of $6,206,000 and $13,712,000 for the three and nine months ended September 30, 2004, respectively, partially offset by decreases in the value of currencies in the region as compared to the U.S. dollar of $2,301,000 and $4,225,000 for the same periods.

      In the Europe Pharmaceuticals segment, revenues for the three and nine months ended September 30, 2004 were $61,472,000 and $184,671,000, respectively, compared to $54,512,000 and $169,396,000 for the same periods in 2003, resulting in increases of $6,960,000 (13%) and $15,275,000 (9%), respectively. The increase in the value of currencies in the region as compared to the U.S. dollar contributed $5,079,000 and $12,399,000 to the increase in revenues in the region for the three and nine months ended September 30, 2004, respectively. The remaining increase is attributable to sales of the Company’s global products in the region.

      In the Asia, Africa and Australia (“AAA”) Pharmaceuticals segment, revenues for the three and nine months ended September 30, 2004 were $14,500,000 and $42,729,000, respectively, compared to $12,629,000 and $37,921,000 for the same periods in 2003, resulting in increases of $1,871,000 (15%) and $4,808,000 (13%), respectively. The increases were primarily due to higher sales of Reptilase® ($1,306,000) in the quarter and Nyal ($2,442,000) in the nine months ended September 30, 2004. In addition, increases in the value of currencies in the region as compared to the U.S. dollar contributed $615,000 and $2,011,000 to the increase in revenues for the three and nine months ended September 30, 2004, respectively.

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

      Royalties from Schering-Plough and Roche for the three and nine months ended September 30, 2004 were $15,333,000 and $63,444,000, respectively, compared to $36,217,000 and $136,755,000 for the same periods in 2003, reflecting decreases of $20,884,000 (58%) and $73,311,000 (54%), respectively. The decrease in royalties include the effects of the launch of generic ribavirin in the United States and increasing competition between Schering-Plough and Roche. Approval of a generic form of oral ribavirin by the U.S. Food and Drug Administration (“FDA”) in the U.S. was announced on April 7, 2004. Competition from generic pharmaceutical companies has had and is expected to continue to have a material negative impact on the Company’s royalty revenue. With respect to Schering-Plough, effective royalty rates increase in tiers based on increased sales levels in the United States. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the U.S. is diminished. With respect to Roche, under the license agreement, the introduction of generics in any market eliminates the obligation of Roche to pay royalties for sales in that market. Upon the entry of generics into the United States on April 17, 2004, Roche ceased paying royalties on sales in the U.S. Schering-Plough announced its launch of a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay the Company royalties for sales of their generic ribavirin.

      Gross Profit Margin: Gross profit margin on product sales remained relatively consistent at 67% for the third quarter of 2004, compared to 68% for the same period in 2003. Gross profit margin on product sales for the nine months ended September 30, 2004 was 67% compared to 65% in 2003. The increase in year-to-date gross profit margin is primarily due to an increase in sales from North America and higher efficiencies in the Company’s global manufacturing and supply chain operations, which were partially offset by an increase in costs related to the manufacturing rationalization plan.

      Selling Expenses: Selling expenses were $45,046,000 and $146,363,000 for the three and nine months ended September 30, 2004, respectively, compared to $39,179,000 and $119,847,000 for the same periods in 2003, resulting in increases of $5,867,000 (15%) and $26,516,000 (22%), respectively. As a percent of product sales, selling expenses were 30% and 34% for the three and nine months ended September 30, 2004, respectively, compared to 30% and 32% for the same periods in 2003. Included in selling expenses for the nine months ended September 30, 2004 were severance charges of $3,351,000 related to a sales force reduction in Europe. The increase in selling expenses reflects the Company’s increased promotional efforts primarily in Europe, North America and Latin America and includes costs related to new product launches and unified promotional materials and campaigns for the Company’s global products.

      General and Administrative Expenses: General and administrative expenses were $24,962,000 and $73,686,000 for the three and nine months ended September 30, 2004, respectively, compared to $27,834,000 and $84,760,000 for the same periods in 2003, resulting in decreases of $2,872,000 (10%) and $11,074,000 (13%), respectively. As a percent of product sales, general and administrative expenses were 17% for both the three and nine months ended September 30, 2004 compared to 21% and 23% for the same periods in 2003, respectively. Included in general and administrative expenses for the nine months ended September 30, 2004 were severance charges of $1,159,000 related to workforce reductions in Spain. The decrease in general and administrative expenses were primarily due to reduced legal fees. While steps continue to be taken to more effectively manage legal costs, legal fees can vary from period to period based on the level of activity surrounding outstanding legal challenges.

      Research and Development: Research and development expenses were $25,045,000 and $64,429,000 for the three and nine months ended September 30, 2004, respectively, compared to $10,752,000 and $29,701,000 for the same periods in 2003, resulting in increases of $14,293,000 (133%) and $34,728,000 (117%), respectively. The increase in research and development expenses were primarily attributable to the acceleration of clinical trials for Viramidine and remofovir and costs associated with the completion of safety studies for Zelapar. The Company completed enrollment of one of two Phase 3 studies being conducted for Viramidine, and is continuing to enroll patients in the second Phase 3 study for Viramidine and Phase 2 study for remofovir. It is expected that research and development expenses will increase in 2005 compared to 2004 as progress continues with the clinical trials of Viramidine and remofovir.

      Acquired In-Process Research and Development: In the nine months ended September 30, 2004, the Company incurred an expense of $11,770,000 associated with IPR&D related to the Amarin Acquisition that occurred in February 2004. In the three and nine months ended September 30, 2003, the Company incurred an expense of $117,609,000 associated with IPR&D related to the acquisition of Ribapharm. The amount expensed as IPR&D represents the Company’s estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

      Restructuring and impairment charges: In the nine months ended September 30, 2004, the Company incurred an expense of $20,116,000 related to the manufacturing and rationalization plan. The Company has made significant progress towards its plans of disposing of the manufacturing sites in the third quarter of 2004 and is currently actively marketing the sites to prospective buyers. The sites were tested for impairment in the second quarter of 2004, resulting in impairment of asset value on three of the sites. Accordingly, the Company wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the nine months ended September 30, 2004. In addition to the impairment charge, the Company recorded $2,116,000 related to severance for the nine months ended September 30, 2004.

      Amortization: Amortization expense was $14,094,000 and $41,514,000 for the three and nine months ended September 30, 2004, respectively, compared to $9,921,000 and $25,805,000 for the same periods in 2003, reflecting increases of $4,173,000 (42%) and $15,709,000 (61%), respectively. The increase was primarily related to amortization of intangibles related to the acquisition of Ribapharm of $2,572,000 and $12,326,000 for the three and nine months ended September 30, 2004, respectively. The remaining increase in 2004 relates to amortization of intangibles acquired with the Amarin and Tasmar acquisitions.

      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a loss of $515,000 and $2,193,000 for the three and nine months ended September 30, 2004, respectively, compared to income of $2,208,000 and $496,000 for the same periods in 2003. In the third quarter of 2004, translation losses principally consisted of translation and exchange losses in North America of $666,000, partially offset by translation and exchange gains in Latin America of $113,000. In the nine months ended September 30, 2004, translation losses principally consisted of translation and exchange losses in Europe of $3,471,000, which included losses resulting from the sale of certain long-term investments prior management had made, partially offset by translation and exchange gains in Latin America of $998,000. The Company’s translation and exchange losses are primarily related to U.S. dollar denominated assets and liabilities at its foreign currency denominated subsidiaries.

      Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt for the three and nine months ended September 30, 2004 was $13,994,000 and $19,892,000, respectively, related to the repurchase of $326,001,000 aggregate principal amount of the Company’s 6 1/2% Convertible Subordinated Notes due 2008.

      Interest Expense and Income: Interest expense increased $2,230,000 and $15,468,000 during the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increase was due to the issuance of $480,000,000 aggregate principal amount of 3.0% and 4.0% Convertible Subordinated Notes and $300,000,000 aggregate principal amount of 7.0% Senior Notes in the fourth quarter of 2003. The Company repurchased and redeemed all of its 6 1/2% Convertible Subordinated Notes due 2008 in July 2004, which is expected to lower interest expense. Interest income increased $1,400,000 and $5,473,000 during the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher cash balances during those periods.

      Income Taxes: As a result of the Company’s loss from continuing operations for the three and nine months ended September 30, 2004, its effective tax rates were a benefit of 39% and 20%, respectively, compared to its effective tax rates of a provision of 15% and 203% for the three and nine months ended September 30, 2003, respectively. The Company’s effective tax rate for the nine months ended September 30, 2004 was affected by pre-tax losses resulting from restructuring and impairment charges ($20,116,000) and in Europe a work force reduction ($4,685,000), for which the Company recorded a minimal tax benefit of $1,138,000 (5%). This minimal tax benefit reflects the uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico in the nine months ended September 30, 2004. Excluding the effect of these items, the year-to-date 2004 effective tax rate would have been 37%. The Company’s effective tax rates for 2003 were affected by pre-tax losses resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm acquisition, which was not deductible for tax purposes. Excluding the effect of the acquired IPR&D write-off, the 2003 effective tax rates would have been 38% for the three and nine months ended September 30, 2003.

      Income (Loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations were losses of $7,365,000 and $24,392,000 for the three and nine months ended September 30, 2004, respectively, compared to income of $16,110,000 and $13,992,000 for the same periods in 2003. The loss in the quarter and year-to-date of 2004 relates to losses from the Company’s raw materials businesses and manufacturing capability in Central Europe and a loss on disposal of $1,522,000 related to the sale of the business in the Czech Republic. The Company expects to sell the remaining business in Central Europe prior to the end of the year. The loss in the nine months ended September 30, 2004 included environmental charges of $16,000,000 ($10,080,000 net of taxes) related to a former operating site of the Company’s Biomedicals division, which the Company retained the liability for when it sold this business. In September 2003, the Company sold the remaining assets of its Biomedicals segment for cash proceeds of $58,000,000 and recorded a net gain on disposal of $23,288,000, net of taxes of $15,526,000. The income in 2003 includes a net gain on disposal of discontinued operations of $6,478,000 and income from discontinued operations of $7,514,000.

Liquidity and Capital Resources

      Cash and marketable securities totaled $471,910,000 at September 30, 2004 compared to $873,981,000 at December 31, 2003. Working capital was $568,902,000 at September 30, 2004 compared to $980,401,000 at December 31, 2003. The decrease in working capital of $411,499,000 was primarily attributable to payments on long-term debt and notes payable of $342,028,000, the use of cash in the acquisition of Amarin, Tasmar and various other product rights of $76,139,000, partially offset by cash generated from operations of $21,897,000.

      Cash provided by operating activities is expected to be the Company’s primary recurring source of funds in 2004. During the nine months ended September 30, 2004, cash provided by operating activities totaled $21,897,000 compared to $171,132,000 for the same period in 2003. Cash flow from operating activities for the nine months ended September 30, 2004 was negatively impacted by a decrease in royalty revenues and increased spending in research and development activities. The Company expects to see the effect of lower royalty revenues and increased research and development for the remainder of the year and in 2005 and 2006.

      Cash used in investing activities was $166,213,000 for the nine months ended September 30, 2004 compared to $97,570,000 for the same period in 2003. In 2004, cash used in investing activities consisted of payments for the acquisition of Amarin, Tasmar and various other product rights of $76,139,000, net change in marketable equity securities of $91,119,000 and capital expenditures of $14,294,000, partially offset by proceeds from sale of assets of $11,405,000 primarily related to the sale of investments. In 2003, net cash used in investing activities consisted of payments for the acquisition of license rights, product lines and businesses of $192,923,000 related to the Ribapharm acquisition and capital expenditures of $9,241,000 partially offset by investing activities in discontinued operations of $104,276,000 primarily related to net proceeds from the sale of the Russian Pharmaceuticals segment and the Biomedicals Dosimetry business.

      Cash used in financing activities was $349,509,000 for the nine months ended September 30, 2004, including payments on long-term debt and notes payable of $342,028,000, principally for the repurchase of the remaining portion of the 6 1/2% Convertible Subordinated Notes due 2008, and cash dividends paid on common stock of $19,388,000, partially offset by proceeds received from the issuance of stock of $11,907,000. In 2003, cash used in financing activities was $26,277,000 for the nine months ended September 30, 2003, including dividends paid on common stock of $19,501,000 and payments on long-term debt and notes payable of $6,797,000.

      In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the Company’s 7.0% Senior Notes. The interest rate on the swap is variable at LIBOR plus 2.41%. The effect of this transaction is to initially lower the Company’s effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective rate will float and correlate to the variable interest earned on the Company’s cash held. The Company continues to expect to retain minimum cash levels of between $100,000,000 and $150,000,000.

      The Company has collateral requirements on an interest rate swap agreement and foreign currency hedges. The amount of collateral varies monthly depending on the fair value of the underlying swap contracts. As of September 30, 2004, the Company has collateral of $9,632,000 included in marketable securities related to these instruments.

      Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through September 30, 2005, to fund anticipated acquisitions, capital expenditures and its research and development program. While the Company has no current intent to issue additional debt or equity securities, it may also seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.

      While the Company has historically paid quarterly cash dividends and has declared a dividend of $0.0775 per share for the third quarter, there can be no assurance that it will continue to do so in the future.

      The Company currently has no product liability insurance for a majority of its products in the United States. In connection with the Amarin acquisition, the Company acquired product liability insurance for Permax, which coverage it expects to maintain, as a result of this product being subject to settled and pending product liability litigation. While, to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against it, a substantial claim, if successful, could have a material adverse effect on the Company’s liquidity and financial performance. The Company maintains clinical trial insurance in major markets in which it conducts clinical trials.

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

      For Viramidine, the Company is continuing its Phase 2 study in 180 patients with hepatitis C. This study began in 2003 and has continued into 2004. The study included an interim analysis performed on the first 160 patients who received at least 12 weeks of therapy. In the second half of 2003, protocols for two Phase 3 Viramidine studies were developed. The Company decided to initiate the Phase 3 studies of Viramidine prior to the completion of the Phase 2 clinical trials. Each of the two Phase 3 studies will be conducted on a global basis, and each study will consist of approximately 100 investigative sites and approximately 1,000 enrolled patients. The studies will compare Viramidine and ribavirin, each in conjunction with a pegylated interferon. The first of the two global studies, known as VISER 1, began enrollment in the fourth quarter of 2003 and completed enrollment in August 2004. The second study, known as VISER 2, began enrollment in the second quarter of 2004. The Company’s external research and development expenses for Viramidine were approximately $7,735,000 and $20,996,000 for the three and nine months ended September 30, 2004, respectively, and $39,858,000 from inception through September 30, 2004.

      For remofovir, the Company has completed two Phase 1 clinical trials in a total of 47 healthy volunteers. Remofovir is currently being evaluated in a third Phase 1 study, which is designed as a 28 day, randomized, placebo-controlled, double-blind, dose-escalation clinical trial in up to 40 patients with hepatitis B in the United States. The treatment phase of this study was completed and the results are expected in late 2004. Further, a fourth Phase 1 multiple dose study in Taiwan completed treatment in May 2004. A 48-week dose-ranging Phase 2 study in Asia and the US has started enrolling in July 2004. The Company’s external research and development expenses for remofovir were approximately $1,777,000 and $5,283,000 for the three and nine months ended September 30, 2004, respectively, and $18,405,000 (including a milestone payment of $2,100,000) from inception through September 30, 2004.

Foreign Operations

      Approximately 80% and 77% of the Company’s revenues from continuing operations, which includes royalties, for the nine months ended September 30, 2004 and 2003, respectively, were generated from operations or earned outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.

Critical Accounting Policies and Estimates

      The consolidated condensed financial statements appearing elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements.

     Revenue Recognition

      The Company recognizes revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to the Company’s direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. The Company uses third-party data to estimate the level of product inventories, expiration dating, and product demand at the Company’s major wholesalers. Based upon this information, adjustments are made to the accrual if deemed necessary. Actual results could be materially different from the Company’s estimates, resulting in future adjustments to revenue. For the nine months ended September 30, 2004, returns received were less than 2% of product sales. For the nine months ended September 30, 2004 and 2003, the provision for sales returns was less than 3% of product sales. The Company conducts a review of the current methodology and assesses the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

     Sales Incentive

      The Company may offer sales incentives primarily in international markets, where typically no right of return exists except for goods damaged in transit, product recalls or for replacement of existing products due to packaging or labeling changes. In the U.S. market, the Company’s current practice is to offer sales incentives primarily in connection with launches of new products or changes of existing products where demand has not yet been established. The Company monitors and restricts sales in the U.S. market in order to limit wholesaler purchases in excess of their ordinary-course-of-business inventory levels. However, specific events such as the case of sales incentives described above or seasonal demand (e.g. antivirals during an outbreak) may justify purchases by the wholesalers in excess of their ordinary course of business. The Company’s revenue recognition policy on these types of purchases and on incentives in international markets is consistent with the policies described in the revenue recognition critical accounting policy.

     Income Taxes

      The Company operates in numerous countries where its income tax returns are subject to audit. Internal and external tax professionals are employed to minimize tax audit adjustments where possible. The Company considers the expected outcome of these audits in the calculation of its tax provision.

      The Company assesses whether its is more likely than not that it will realize the tax benefits associated with its deferred tax assets and establishes a valuation allowance for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If the Company revises these forecasts or determines that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made. The Company’s U.S. tax returns for the period from 1997 to 2001 are currently being reviewed by the Internal Revenue Service. While the Company believes the review will not result in the returns being found to contain any substantive and material deficiencies, there can be no assurance that the Internal Revenue Service’s findings will not have a material adverse effect on the Company’s reported effective tax rate and after-tax cash flows.

      In 1999, the Company restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company wished to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the inter-company transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 U.S. Corporate Income Tax Return. The Company has recently discovered that although it was clearly the intent of the Company to file the Gain Recognition Agreements and it has operated as if such filings had been submitted, former management inadvertently omitted the Gain Recognition Agreements from its filing. In accordance with Treasury guidelines, a formal request has been made to the Internal Revenue Service to rule that reasonable cause existed for the failure to provide these agreements. While management is still evaluating the underlying values of the stock contributed, if the requested relief were to be denied and the matter could not otherwise be resolved favorably with the Internal Revenue Service, management believes the resulting cash tax obligation would likely offset a substantial portion of the Company’s accumulated tax loss carryforwards and the impact to net income in the period such obligation became probable would be material.

      The Company is currently reviewing the impact of The American Jobs Creation Act, primarily as it relates to its potential opportunity to repatriate cash to the United States at a low effective tax rate. The Company expects to complete the evaluation and develop an appropriate plan of action during the fourth quarter of 2004.

Impairment of Property, Plant and Equipment

      The Company evaluates the carrying value of property, plant and equipment in accordance with guidelines. In evaluating property, plant and equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers.

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

      The Company values in-process research and development (“IPR&D”) acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amount expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for Zelapar that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair value was based on the Company’s use of a discounted cash flow model (based on an estimate of future sales and an average gross profit margin of 66%). The estimated after-tax cash flows (using a tax rate of 40%) were then discounted to a present value using a discount rate of 20%.

The Company estimated that the Zelapar studies would be completed in 2004 and, if successful, revenue for Zelapar will commence in 2005. See Note 2 of notes to consolidated condensed financial statements for discussion of the Amarin Acquisition.

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

Contingencies

      The Company is exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 3 and Note 9 of notes to consolidated condensed financial statements for a discussion of contingencies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s business and financial results are affected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and seeks ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. The Company’s significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. The Company seeks to manage its foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in U.S. dollars and through operational means by managing local currency revenues in relation to local currency costs. The Company is currently taking steps to mitigate the impact of foreign currency on the income statement, which include hedging its foreign currency exposure. In March and June 2004, the Company entered into foreign currency hedge transactions to reduce its exposure to variability in the Euro.

      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At September 30, 2004, the fair value of the Company’s financial instruments were as follows (in thousands):

		Assets (Liabilities)
	Notional/
	Contract	Carrying
Description	Amount	Value	Fair Value

Forward contracts	$60,807	$(1,815)	$(1,815)
Interest rate swaps	150,000	(224)	(224)
Outstanding debt	780,000	(780,000)	(810,000)

      The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At September 30, 2004, the Company had $13,134,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the Company’s 7.0% Senior Notes. A 100 basis-point increase in interest rates affecting the Company’s financial instruments would not have had a material effect on the Company’s third quarter 2004 pretax earnings. In addition, the Company has $780,000,000 of fixed rate debt as of September 30, 2004, that require U.S. dollar repayment. To the extent that the Company requires, as a source of debt repayment, earnings and cash flow from some of its units located in foreign countries, the Company is subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of a 100 basis-points in interest rates would have reduced the fair value of the Company’s remaining fixed-rate debt instruments by approximately $48,000,000 as of September 30, 2004.

      The Company estimated the sensitivity of the fair value of its derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Euro at September 30, 2004. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain from a fair value change of $3,806,000 and a 10% weakening of the U.S. dollar would have resulted in a loss from a fair value change of $8,684,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

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

      As of September 30, 2004, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

      There has been no change in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, the matters addressed in this quarterly report on Form 10-Q constitute “forward-looking statements.” Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2003, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

      The short and long-term success of the Company is subject to a variety of risks and uncertainties, many of which are beyond the Company’s control. Stockholders and prospective stockholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report and in the Company’s annual report on Form 10-K. The Company’s actual results could differ materially from these anticipated in this report as a result of various factors, including those set forth below.

•	The future growth of the Company’s business depends on the development and approval of new products, including Viramidine. The process of developing new drugs has an inherent risk of failure. Although certain of the Company’s research compounds show promise at their current stages of development, the Company may fail to commercialize them for various reasons. For example, they may turn out to be ineffective or unsafe in clinical or pre-clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. The Company’s inability to successfully develop its products due to these or other factors could have a material adverse effect on future revenues.

•	The Company can protect its products from generic substitution by third parties only to the extent that its technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, the Company’s presently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the Company’s patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to the Company in a patent dispute may preclude development or commercialization of products or impact sales of existing products, and result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of the Company’s products.

•	The Company’s current business plan includes expansion through acquisitions, in addition to the development of new products. If the Company is unable to successfully execute on its expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of the Company’s business will be impeded.

•	The Company and its competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If the Company’s competitors succeed in developing better alternatives to the Company’s current products before it does, the Company will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by the Company’s products, the Company’s potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations is high, and failure to comply could result in fines or interruption in our business.

•	The Company sells products in many countries that are susceptible to significant foreign currency risk. The Company generally sells products in these countries for U.S. dollars. While this eliminates the Company’s direct currency risk, it increases the Company’s credit risk because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase the Company’s products in U.S. dollars. The Company entered into foreign currency hedge transactions to reduce its exposure to variability in the Euro. The Company continues to evaluate the possibility of entering into additional hedge arrangements which would result in additional expenditures.

•	A significant part of the Company’s revenue is derived from products manufactured by third parties. The Company relies on their quality level, compliance with the FDA regulations and continuity of supply. Any failure by them in these areas could disrupt the Company’s product supply and negatively impact its revenues.

•	The Company’s flexibility in maximizing commercialization opportunities for its compounds may be limited by its obligations to Schering-Plough. In November 2000, the Company entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of its products that they designate at an early stage of product development and a right for first/last refusal to license various compounds the Company may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if the Company elected to license it to a third party. The interest of potential collaborators in obtaining rights to the Company’s compounds or the terms of any agreement it ultimately enters into for these rights may be hindered by its agreement with Schering-Plough.

•	To purchase the Company’s products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for the Company to realize an appropriate return on its investment in product development.

•	Some of the Company’s development programs are based on the library of nucleoside compounds it has developed. It is not practicable to create backups for the Company’s nucleoside library, and accordingly it is at risk of loss in earthquakes, fire and other natural disasters.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. The Company generally does not maintain product liability insurance. As a result, in the event one or more of the Company’s products is found to have harmed an individual or individuals, it may be responsible for paying all or substantially all damages awarded. Any event causing product liability while the Company lacks insurance coverage could have a material negative impact on its financial position and results of operations.

•	Subject to the terms of the Company’s debt agreements, the Company may incur additional indebtedness from time to time to finance working capital needs, acquisitions, capital expenditures or for other purposes. There can be no assurance that financing will continue to be available on terms acceptable to the Company or at all. The absence of such financing will reduce the Company’s ability to respond to changing business and economic conditions, to fund scheduled investments and capital expenditures, to make future acquisitions and to absorb negative operating results.

•	The Company is involved in several legal proceedings, including those described in Note 9 to notes to consolidated condensed financial statements.

•	Dependence on key personnel leaves the Company vulnerable to a negative impact if they leave. The Company’s continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on the Company.

•	The Company’s research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. The Company cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, the Company could be held liable for damages that result. Any liability could exceed the Company’s resources.

•	The Company’s stockholder rights plan, provisions of its certificate of incorporation and provisions of the Delaware General Corporation Law could provide its board of directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	The Company is authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If the Company issues additional equity securities, the price of its securities may be materially and adversely affected. The board of directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the Company.

•	The Company is subject to a Consent Order with the Securities and Exchange Commission, which permanently enjoins the Company from violating securities laws and regulations. The Consent Order also precludes protection for forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The existence of the permanent injunction under the Consent Order, and the lack of protection under the Safe Harbor may limit the Company’s ability to defend against future allegations.

•	The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 (‘Sarbanes-Oxley‘) requires the Company to provide an assessment of the effectiveness of internal control over financial reporting beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004. While the Company has not completed its review of the effectiveness of its internal control over financial reporting, as of the date of this quarterly report on From 10-Q, no items have been identified that would be considered material deficiencies requiring reporting under Section 404 of Sarbanes-Oxley. Nonetheless, the Company’s review of its internal controls, or the tests conducted by the Company’s auditors, may uncover unexpected material weaknesses. If the Company or its auditors discover a material weakness, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm its stock price. Until the Company completes its review and all necessary remedial action, and secures the written attestation of the Company’s auditors that its internal controls are adequate, the Company will not be able to file its Annual Report on Form 10-K for fiscal year 2004 as required by the Securities Exchange Act of 1934. If the Company’s Form 10-K is delayed, its stock price could fall. If the delay is protracted, the Company could be subject to a variety of administrative sanctions, including the delisting of its common stock from the NYSE and the inability of registered broker-dealers to make a market in the Company’s common stock, which would further reduce its stock price.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 9 of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Approximate
			Total Number of	Dollar Value of
	Total		Units Purchased as	Units that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Units	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Unit	or Programs	or Programs

July 1 — 30, 2004(1)	236,599	$103.714	236,599	$—
August 1 — 31, 2004	—	—	—	—
September 1 — 30, 2004	—	—	—	—

Total	236,599	$103.714	236,599	$

(1)	Represents shares of the Company’s common stock which would have been issuable upon conversion of the Company’s 6 1/2% Convertible Subordinated Notes due 2008.

Item 6.	Exhibits

(a) Exhibits

15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL
Registrant

/s/ ROBERT W. O’LEARY
Robert W. O’Leary
Chairman of the Board and Chief Executive Officer

Date: November 9, 2004

/s/ BARY G. BAILEY
Bary G. Bailey
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: November 9, 2004

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