Form 10-K
period 2004-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2005-03-16
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $1,680,296,600.
      The number of outstanding shares of the Registrant’s common stock as of March 2, 2005 was 92,512,480.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information contained in Valeant Pharmaceuticals International’s definitive Proxy Statement for the 2005 annual meeting of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

PART I

Item 1.	Business
Introduction
      We are a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. We are strategically focused on three therapeutic areas: neurology, infectious diseases and dermatology. Our greatest resources and attention are targeted toward ten global brands in these therapeutic categories that we believe will drive our growth in ten major markets around the world.
      Our two primary value drivers are: a specialty pharmaceutical business with a global platform, and a research and development infrastructure with strong discovery, clinical development and regulatory capabilities. We believe that our global reach and fully integrated research and development capability make us unique among specialty pharmaceutical companies, and provide us with the ability to take compounds from discovery through the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties represent a much smaller contribution than they have in the past.
      Valeant Pharmaceuticals International was incorporated as ICN Pharmaceuticals, Inc. in Delaware in November 1994, as a result of the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc. On November 12, 2003, we changed our name from ICN Pharmaceuticals, Inc. to Valeant Pharmaceuticals International.
      Our internet address is www.valeant.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
Company Strategy
      We have undergone significant changes in our leadership, strategic direction and operations since 2002. In an effort to drive change, our stockholders elected new directors at our annual meetings in 2001 and 2002, resulting in a new board composition and the appointment of a new senior management team. A three part plan was initiated to restructure our company, transform the business and grow through innovation. We have made significant progress in the execution of this plan, including completion of our restructuring phase that entailed restructuring management, divesting non-core businesses, implementing strong governance protocols and strengthening our research and development capability. Some of the key initiatives that we have implemented to date are discussed below.

Restructuring
      Restructuring management. Since June 2002, we have put in place new leadership with extensive experience in the pharmaceuticals and healthcare sectors. Robert W. O’Leary was named our Chairman in June 2002 and served as Chief Executive Officer from June 2002 to December 2004 and has extensive healthcare industry experience, with specialization in corporate turnarounds and reorganizations. In November 2002, Timothy C. Tyson was named our President and Chief Operating Officer, and in January 2005 he succeeded Mr. O’Leary as Chief Executive Officer. In December 2002, Bary G. Bailey was named our

Executive Vice President and Chief Financial Officer. Additionally, we have replaced or hired new individuals for a majority of our senior management positions.
      Divesting non-core businesses. Since the announcement of our repositioning program in October 2002, we have substantially completed our planned divestitures of businesses that do not fit our strategic growth plans. During 2003, we disposed of our Russian pharmaceuticals segment, biomedicals segment and photonics business. In July 2004, we disposed of one of the raw materials businesses and a manufacturing facility in Central Europe. We are actively marketing for sale the remaining raw materials business and manufacturing facility in Central Europe and are working toward disposing of these assets. See Note 3 of notes to consolidated financial statements for discussion of discontinued operations.
      Strengthening research and development capability. As part of our overall repositioning strategy and our strategy to build our pipeline of new products, we re-evaluated the ownership structure of Ribapharm, Inc. We determined that the benefits perceived at the time of the initial public offering of Ribapharm had diminished and that the potential advantages to us of repurchasing the publicly held shares of Ribapharm outweighed the advantages of continuing to maintain Ribapharm as a separate publicly-traded entity or completing a spin-off of Ribapharm. In August 2003, we repurchased the 20% minority interest in Ribapharm, thereby increasing our ownership interest to 100%. Through this transaction, we have secured control over Ribapharm’s research and development assets and royalty revenue stream.
      Cost rationalization. We have reduced costs by controlling expenses in our corporate headquarters, closing our European headquarters in 2002 and eliminating excess administrative expenses worldwide.

Transformation

Targeted Growth of Existing Products
      In order to drive specialty pharmaceuticals sales growth, we focus our business on the following specific markets, therapeutic areas and brands:

Focus on Ten Key Geographic Regions. We have four pharmaceutical segments comprising our pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. Within these four pharmaceutical segments, we focus on ten key geographic regions: the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, Spain and China. As we pursue acquisition opportunities and product line extensions, we plan to focus on North America, the largest pharmaceutical market worldwide and thus our biggest growth opportunity.

Focus on Three Core Therapeutic Classes. We focus on neurology, infectious disease and dermatology. We believe that these three therapeutic classes are positioned for further growth, and that it is possible for a mid-sized company to attain a leadership position within these categories.

Focus on Ten Global Brands. We currently focus on ten global brands, seven of which are currently being marketed. Three of these brands, Viramidine, pradefovir (formerly called remofovir) and retigabine, are currently in clinical development. All of these ten global brands are within our three targeted core therapeutic classes. We believe that these brands have the potential for global penetration and growth rates above the industry average growth rates. In addition, we intend to continue to market and sell, and selectively pursue life cycle management strategies for, our regional and local brands.

Efficient Manufacturing and Supply Chain Organization
      Under our global manufacturing strategy announced in October 2003, we plan to reduce the number of manufacturing facilities from 15 to five by 2006, in order to increase capacity utilization and improve efficiencies. We have also undertaken a major process improvement initiative, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution.

Innovate and Grow

Development of New Products via Internal Research and Development Activities
      We seek to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious disease and cancer. We intend to combine our scientific expertise with advanced drug screening techniques in order to discover and develop new product candidates. Except as otherwise required by the terms of our November 2000 agreement with Schering-Plough, we generally intend to retain control of our product candidates in our major markets in order to obtain the maximum value from our research efforts.

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
      In February 2004, we acquired from Amarin Corporation, plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc. (“Amarin”), and all of its U.S. product rights, which includes Permax® and a primary care portfolio with a broad range of indications. The total consideration for Amarin was $40,000,000 cash. We also acquired in the transaction the rights to Zelapar®, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the Food and Drug Administration (“FDA”) for Zelapar, subject to the completion of two safety studies. These studies were completed and we filed the final results of these studies in late 2004. We received a response from the FDA that requires us to provide them with additional information. We expect to launch Zelapar in 2005.
      In April 2004, we acquired the worldwide rights, excluding the European Union, to Tasmar® (tolcapone), indicated for the treatment of Parkinson’s disease, from Roche for $13,500,000 in cash, plus future royalty payments. In September 2004, we acquired the European Union rights to Tasmar from Roche for $11,400,000 in cash, plus future royalties.
      On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 in cash, plus expenses of approximately $5,000,000. Xcel’s portfolio consists of four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-on-set seizures for patients with epilepsy, which is being developed for commercialization in all major markets.
      See Notes 2 and 17 of notes to consolidated financial statements for a discussion of these acquisitions.
Specialty Pharmaceuticals
      We develop, manufacture and distribute a broad range of prescription and non-prescription pharmaceuticals. Although we focus most of our efforts on neurology, infectious disease and dermatology, our prescription pharmaceutical products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. Our current product portfolio comprises of approximately 575 branded products, with approximately 2,400 stock-keeping units. We market our products globally through a marketing and sales force of approximately 1,400 representatives. Our products are sold globally, through four reportable pharmaceutical segments comprising: North America, Latin America, Europe and Asia, Africa and Australia. See Note 14 of notes to consolidated financial statements for further information concerning our business segments.
      Our specialty pharmaceutical business focuses its efforts on ten global brands in our three therapeutic areas. Seven of these global brands are currently being marketed. These seven global brands accounted for 23%, 21% and 19% of our specialty pharmaceutical revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Sales of these global brands increased 24% in the year ended December 31, 2004 over the comparable period in 2003. We expect our future growth to be driven primarily by growth of our existing products, the commercialization of new products and business development.
      The following table summarizes our ten largest products and seven global brands by therapeutic class based on sales for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,

		% of			% of			% of
		Total			Total			Total
	2004	Sales	2003		Sales	2002		Sales

Neurology	$125,646	21%
Mestinon®(G)(T)	41,631	7	$41,879		8%	$31,228		7%
Librax®(T)	16,868	3	11,774		2	18,209		4
Dalmane®/ Dalmadorm(T)	12,146	2	10,636		2	10,753		2
Tasmar®(G)	3,551	1	—		—	—		—
Other Neurology	51,450	8		(a)			(a)
Infectious Disease	58,429	9
Virazole®(G)(T)	13,822	2	18,716		4	17,384		4
Other Infectious Disease	44,607	7		(a)			(a)
Dermatology	130,800	22
Efudix/ Efudex®(G)(T)	45,453	7	26,821		5	23,085		5
Kinerase®(G)(T)	15,619	3	12,628		2	10,389		2
Oxsoralen-Ultra®(G)(T)	10,910	2	8,501		2	4,585		1
Dermatix®(G)	7,034	1	2,493		—	338		—
Other Dermatology	51,784	9		(a)			(a)

Other Therapeutic Classes — Products Over $10 Million in Annual Sales
Bedoyecta®(T)	30,654	5	26,955		5	29,781		6
Solcoseryl(T)	14,397	2	16,186		3		(a)
Nyal®(T)	11,904	2	8,969		2	5,207		1
Vision Care	11,817	2	10,447		2	7,876		2
Bisocard	10,613	2	7,267		1	4,717		1
Calcitonina	10,420	2	13,638		3	9,448		2
Other Therapeutic Classes — Products Under $10 Million in Annual Sales(a)	201,413	33	301,561		59	293,809		63

Total Product Sales	$606,093	100%	$518,471		100%	$466,809		100%

Total Top Ten Product Sales(T)	$213,404	35%	$183,065		35%	$150,621		32%

Total Global Product Sales(G)	$138,020	23%	$111,038		21%	$87,009		19%

(a)	Other product amounts were not tracked by therapeutic class in 2003 and 2002 and are included in Other Pharmaceutical Products. In 2004, we tracked other products by three therapeutic classes, but not by other classes, therefore, our ability to provide additional data by therapeutic classes is not practicable at this time.

(T)	– Indicates one of our ten largest products

(G)	– Indicates on of our global brands

      Neurology. Total sales of our neurology products accounted for 21% of our product sales from continuing operations for the year ended December 31, 2004. The global brands included in neurology are as follows:

Mestinon: Mestinon is an orally active cholinesterase inhibitor used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body. Its active ingredient is pyridostigmine bromide.

Tasmar: Tasmar is used in the treatment of Parkinson’s disease as an adjunct to levodopa/carbidopa therapy. Its active ingredient is tolcapone, an inhibitor of catechol-O-methyltransferase.
      Infectious Disease. Total sales of our infectious disease products accounted for 9% of our product sales from continuing operations for the year ended December 31, 2004. The global brand included in Infectious Disease is as follows:

Virazole: Virazole is our brand name for ribavirin, a synthetic nucleoside with antiviral activity. It is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to respiratory syncytial virus. Virazole has also been approved for various other indications in countries outside the United States including herpes zoster, genital herpes, chickenpox, hemorrhagic fever with renal syndrome, measles and influenza.
      Dermatology. Total sales of our dermatology products accounted for 22% of our product sales from continuing operations for the year ended December 31, 2004. The global brands included in Dermatology are as follows:

Efudix/ Efudex: Efudix/ Efudex is used for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a topical solution and cream, and provides effective therapy for multiple lesions. The key active ingredient in Efudix/ Efudex is fluorinated pyrimidine 5-flouraouracil, an antineoplastic antimetabolite.

Kinerase: Kinerase is used to help improve the unwanted visual effect of skin aging and photodamage.

Oxsoralen-Ultra: Oxsoralen-Ultra is indicated for the treatment of severe psoriasis and mycosis fungoides and is used along with ultraviolet light radiation. Oxsoralen-Ultra capsules contain methoxsalen as the active ingredient.

Dermatix: Dermatix is used to flatten and soften scars and to reduce scar-associated discoloration in old or new scars and is used to prevent abnormal scar formation. It is sold in a patented gel formulation that contains bio-inert and biocompatible silicone compounds, namely polysiloxane, silicon dioxide and non-volatile silicone components.
      Other Therapeutic Classes. Other therapeutic classes encompass a broad range of ancillary products which are sold through our existing distribution channels.
Ribavirin Royalties
      Our royalties are derived from sales of ribavirin. Ribavirin is a nucleoside analog that we discovered from our library of nucleoside analog compounds. Ribavirin royalty revenues were $76,427,000 and $167,482,000 for the years ended December 31, 2004 and 2003, respectively, and accounted for 11% and 24% of our total revenues from continuing operations for the same periods. The decreasing contribution of royalties to our revenues had been expected with the entrance of generic ribavirin in the United States We expect ribavirin royalties to be somewhat stable for several years since generics are unlikely to enter the major European countries and Japanese markets due to certain protections in those markets through 2009 and 2010, respectively, and would expect to see declines as a result of alternative therapies such as Viramidine when and if approved.
      In 1995, we entered into an exclusive license and supply agreement with Schering-Plough whereby Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. In 2002, the FDA granted Schering-Plough marketing approval for Rebetol® capsules (Schering-Plough’s brand name for ribavirin) as a separately marketed product for use in combination with Peg-Introntm (peg interferon alfa-2b), a longer lasting form of Intron A, for use in combination with Rebetol for the treatment of chronic hepatitis C in patients with compensated liver disease who are at least 18 years of age.
      In March 2001, the European Commission of the European Union granted Schering-Plough centralized marketing authorization for Peg-Introntm and Rebetol for the treatment of both relapsed and treatment-naïve adult patients with histologically proven hepatitis C. European Union approval resulted in unified labeling that was immediately valid in all 15 European Union Member States.
      In December 2004, Schering-Plough received marketing approval from the Ministry of Health, Labor and Welfare of Japan for ribavirin in combination with Peg-Intron for the treatment of hepatitis C.
      Schering-Plough also markets ribavirin for treatment in combination with interferon in many other countries around the world based on the United States and European Union regulatory approvals.
      On January 6, 2003, we reached an agreement with Schering-Plough and Roche on a settlement of pending patent and other disputes over Roche’s combination antiviral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement include a license of ribavirin to Roche. The license authorizes Roche to make, or have made, and to sell Copegus. Roche pays royalty fees to us on its sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa.
      Approval of a generic form of oral ribavirin by the FDA in the United States was announced on April 7, 2004, which has resulted in a decrease in royalty revenues from the U.S. market. With respect to Schering-Plough, effective royalty rates increase in tiers based on increased sales levels in the United States. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the United States is diminished. With respect to Roche, under the license agreement, the introduction of generics in any market eliminates the obligation of Roche to pay royalties for sales in that market. Upon the entry of generics into the United States, Roche ceased paying royalties on sales in the United States. Schering-Plough announced its launch of generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of their generic ribavirin.
Research and Development
      We seek to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and cancer. Our research and development activities are based upon accumulated expertise developed through over 30 years of research focused on the internal generation of novel molecules. These efforts led to the discovery and development of ribavirin, an antiviral drug that Schering-Plough and Roche market under separate licenses from us, and which is the source of our royalty income. We are also developing a pipeline of product candidates, including two clinical programs, Viramidine and pradefovir (formerly called remofovir), which target large market opportunities. Additionally, we have identified a potential IND candidate for the treatment of HIV.
      As of December 31, 2004, there were 195 employees involved in our research and development efforts. Our research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $92,496,000, $45,286,000 and $49,531,000, respectively. Research and development expenses increased 104% in 2004 due to the acceleration of clinical trials for Viramidine and pradefovir and costs associated with the completion of safety studies for Zelapar.

Products Under Development
      Viramidine: Viramidine is a nucleoside (guanisine) analog that is converted into ribavirin by adenosine deaminase in the liver. We intend to develop Viramidine in oral form for the treatment of hepatitis C.
      Preclinical studies indicate that Viramidine, a liver-targeting analog of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In an animal model of acute hepatitis, Viramidine showed biologic activity similar to ribavirin. The liver-targeting properties of Viramidine were also confirmed in two animal models. Short-term toxicology studies show that Viramidine may be safer than ribavirin at the same dosage levels. This data suggests that Viramidine, as a liver-targeting analog of ribavirin, may potentially be as effective and have a lower incidence of anemia than ribavirin.
      On January 20, 2005, we announced that we had completed enrollment in VISER 2, a Phase 3 trial for Viramidine, as well as an initial analysis of the sustained viral response (“SVR”) information for our Viramidine Phase 2 proof-of-concept study compared to ribavirin. The results validate the study design by continuing to show that Viramidine demonstrates statistical comparable efficacy to ribavirin in SVR and a significantly reduced incidence of anemia.
      The Viramidine Phase 2 study, conducted entirely in the United States, consisted of 180 treatment-naïve subjects with chronic hepatitis C. The study was an open-label, randomized, active control trial, with patients stratified by genotype only. The study consisted of four comparable treatment groups: Viramidine 400 mg BID (800 mg daily), Viramidine 600 mg BID (1200 mg daily), Viramidine 800 mg BID (1600 mg daily) and ribavirin 1000/1200 mg daily, all in combination with peginterferon alfa-2a. Treatment duration was based on genotype, with genotypes two and three receiving 24 weeks of treatment and genotype one receiving 48 weeks of treatment, with a post-treatment follow-up period of 24 weeks. The 24-week follow-up period is considered the medically therapeutic standard evaluation of efficacy.
      The final analyses of all Phase 2 data will be presented at the European Association for the Study of the Liver Conference in April 2005. The Phase 2 trial has met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials.
      Pradefovir (formerly called remofovir): Pradefovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We are developing this compound into an oral once-a-day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and Lamivudine drug-resistant hepatitis B. Based on biologic and molecular modeling data, this compound binds to the active site of the hepatitis B replication enzyme so that the virus is prevented from utilizing the natural substrate from the host to replicate. A prodrug modification developed by Metabasis significantly improved the compound’s physiochemical properties and ability to target the liver. In preliminary experiments in rodents, the active molecule was delivered in significantly greater proportion to the targeted organ, the liver, as compared to the non-targeted organ, the kidney. The kidney is the organ responsible for the dose-limiting toxicity. In these experiments, the amount of the active species, adefovir, selectively delivered to the liver versus kidney was approximately 10 times greater than the amount of compound delivered by another well established process.
      For pradefovir, we have completed three Phase 1 clinical trials in a total of 87 healthy volunteers. A 48-week dose-ranging Phase 2 study in Asia and the United States began enrollment in July 2004 and completed enrollment in November 2004.
      Zelapar: We acquired the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. Zelapar is a late-stage candidate under review by the FDA as an oral tablet using the patented Zydis® fast-dissolving technology and is being developed as an adjunct treatment in the management of patients with Parkinson’s disease being treated with levodopa/carbidopa. We submitted a complete response to an approvable letter from the FDA, following the successful completion of two safety studies, in late 2004. We received a response to our submission from the FDA that requires us to provide them with additional information. We expect to launch Zelapar in 2005.
      Retigabine: We acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the acquisition of Xcel Pharmaceuticals, Inc. on March 1, 2005. Retigabine, successfully completed an End-of-Phase 2 meeting with the FDA. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23 to 35 percent as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p<0.001). We expect to initiate Phase 3 trials for retigabine in the first half of 2005. Assuming successful completion of the Phase 3 trials and approved by the FDA, we expect to launch retigabine in early 2009.
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
      A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to ten years from the date of the approval of the first approval of a drug by the European Agency for the Evaluation of Medicinal Products, or EMEA. Under both the United States and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy.

Exclusivity Rights with Respect to Ribavirin
      The United States data exclusivity period for ribavirin has expired.
      Various parties are opposing our ribavirin patents in actions before the European Patent Office, and we are responding to these oppositions. These patents currently benefit from patent extensions in the major European countries that provide market protection until 2009. Should the opponents prevail, the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Regardless of the outcome of the oppositions, we believe these combination therapies will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering-Plough and 2012 for Roche.
      We have limited patent rights in Japan, which were extended to 2010.

Exclusivity Rights with Respect to Viramidine, Pradefovir and Retigabine
      We expect to obtain five years of data exclusivity in the United States and ten years in Europe, for Viramidine and pradefovir upon regulatory approval.
      We have a composition of matter patent on Viramidine that expires in 2020. However, the structure of Viramidine was disclosed many years ago, and, thus, we do not rely on “composition of matter” claims. We own a United States patent that claims Viramidine and rely on a second United States patent that covers a mechanism of action of Viramidine’s treatment of viral infection; those patents expire in 2018. There is a patent application pending in the United States that specifically claims the use of Viramidine to treat hepatitis C infection, which, upon issuance, will expire in 2020. We are pursuing the foreign patent rights that are counterparts of our United States patents to the extent permitted in foreign jurisdictions.
      We have, and rely on, exclusive rights in a United States patent that claims pradefovir and related compounds that expires in 2019.
      We own a United States patent that claims retigabine independently of its specific form. This patent expires in 2013. We also own two United States patents that claim specific crystalline forms of retigabine, and these two patents expire in 2018 and 2019, respectively. In addition, we also own a number of United States patents and pending applications that claim the use of retigabine to treat various indications. These patents have expiration dates ranging from 2016 to 2019.
      We have various issued patents or pending applications in foreign countries. These patents or patent applications, if issued, have expiration dates ranging from 2012 to 2023. We also expect to obtain five years of data exclusivity in the United States and ten years in Europe for retigabine upon regulatory approval.
Government Regulations
      We are subject to licensing and other regulatory control by the FDA, other federal and state agencies, the EMEU and other comparable foreign governmental agencies.
      FDA approval must be obtained in the United States, EMEU approval must be obtained for countries that are part of the European Union and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans.
      Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an IND with the FDA. In addition, there are three phases of human testing: Phase 1 consists of safety tests for human clinical experiments, generally in normal, healthy people; Phase 2 programs expand safety tests and are conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase 3 programs are greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of an NDA to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA can take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. A similar process exists in the European Union and in other countries. No assurance can be given that authorization for commercial sale by us of any new drugs or compounds for any application will be secured in the United States, the European Union or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA in the United States the EMEU in the European Union and other regulatory agencies in other countries also periodically review approved drugs and inspect manufacturing facilities.
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
      We focus on the major markets of the worldwide pharmaceutical market share, namely the United States, the United Kingdom, France, Canada, China, Italy, Poland, Germany, Spain and Mexico. During the year ended December 31, 2004, we derived approximately 74% of our specialty pharmaceutical sales from these ten markets.
      With the completion of the Xcel acquisition in March 2005, we have a marketing and sales staff of approximately 1,500 persons who promote our pharmaceutical products. As part of our marketing program for pharmaceuticals, we use direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions, sponsor medical education symposia and sell through distributors in countries where we do not have our own sales staff.

      In the United States, Europe and Latin America, principally in Mexico, Argentina and Brazil, we currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force. These products are typically distributed to drug stores and hospitals through wholesalers. In Canada, we have our own sales force and promote and sell directly to physicians, hospitals, wholesalers and large drug store chains.
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
Manufacturing
      We manufacture many of our pharmaceutical products at our manufacturing plants around the world. We believe that we have sufficient manufacturing facilities to meet our needs for the foreseeable future. As a part of our plan to improve operational performance, we approved a global manufacturing strategy during the third quarter of 2003 to reduce the number of manufacturing sites in our global manufacturing and supply chain network from 15 to five by 2006. As of December 31, 2004, we had disposed of two of the sites and had a sale pending on an additional site. For information about manufacturing restructuring, see Note 4 of notes to consolidated financial statements. All the manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.
      We also subcontract the manufacturing of certain of our products, including products under the rights acquired from other pharmaceutical companies. Generally, acquired products continue to be produced for a specific period of time by the selling company. During that time, we integrate the products into our own manufacturing facilities or initiate toll manufacturing agreements with third parties.
      The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources. We have not experienced any significant shortages in supplies of such raw materials.
Employees
      As of December 31, 2004, we had 4,307 employees. These employees include 2,116 in production, 1,372 persons in sales and marketing, 195 in research and development, and 568 in general and administrative positions. The majority of our employees in Mexico, Spain, Holland and Hungary are covered by collective bargaining or similar agreements. Substantially all the employees in Europe are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. We currently consider our relations with our employees to be satisfactory and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Product Liability Insurance
      We do not currently have insurance with respect to most product liability claims arising in the United States. We could be exposed to possible claims for personal injury resulting from allegedly defective products. In connection with the Amarin acquisition, we acquired product liability insurance for Permax, which we intend to maintain, as a result of this product being subject to settled and pending product liability litigation. In connection with the Xcel transaction, we have maintained their product liability insurance while we evaluate the prospective need for such coverage for Xcel products and our existing products. While to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against us, a substantial claim, if successful, could have a negative impact on our results of operations and cash flows. We have in place clinical trial insurance in the major markets that we conduct clinical trials.
Foreign Operations
      Approximately 81% and 78% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2004 and 2003, respectively, were generated from operations or earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

Item 2.	Properties
      Our major facilities are in the following locations:

		Owned or	Square
Location	Purpose	Leased	Footage

North America
Costa Mesa, California	Corporate headquarters and administrative offices and R&D facilities	Owned	178,000
Humacao, Puerto Rico	Offices and manufacturing facility	Owned	415,000
Quebec, Canada**	Offices and manufacturing facility	Owned	93,519

Latin America
Mexico City, Mexico	Offices and manufacturing facility	Owned	324,308

Western Europe
Birsfelden, Switzerland	Offices and manufacturing facility	Owned	1,158,884
Tiszavasvari, Hungary*	Offices and manufacturing facility	Owned	1,417,446
Rzeszow, Poland	Offices and manufacturing facility	Owned	446,661
Warsaw, Poland**	Offices and manufacturing facility	Owned	108,790

*	This facility is included in the consolidated financial statements in discontinued operations.

**	We intend to dispose of these sites as part of our manufacturing strategy.
      In our opinion, facilities occupied by us are more than adequate for present requirements, and our current equipment is considered to be in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings
      See Note 13 of notes to consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of security holders during the quarter ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is traded on the New York Stock Exchange (Symbol: VRX). As of March 2, 2005, there were 5,584 holders of record of our common stock.
      The following table sets forth the high and low sales prices of our common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2004		2003

Fiscal Quarters	High	Low	High	Low

First	$26.66	$20.95	$12.87	$8.35
Second	$26.81	$16.25	$17.35	$7.72
Third	$24.49	$16.75	$18.99	$14.66
Fourth	$27.37	$22.40	$25.85	$17.25
Dividend Policy
      The Board of Directors declared cash dividends of $0.0775 per share for each of the quarters during the years ended December 31, 2004 and 2003.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
      In 2004, 2003 and 2002, we issued the following equity securities that were not registered under the Securities Act of 1933. In each instance, the securities were issued pursuant to the private placement exemptions under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder, based on the securities being issued to a limited number of purchasers subject to restrictions on resale.
      In November 2003, we issued $240.0 million aggregate principal amount of 3.0% convertible subordinated notes due 2010 and $240.0 million aggregate principal amount of 4.0% convertible subordinated notes due 2013 for an aggregate offering price of $480.0 million. The notes were issued as two series of notes under a single indenture among us, Ribapharm and the trustee. The convertible notes were sold to the underwriters, Banc of America Securities LLC, Goldman Sachs & Co., BNP Paribas and Wells Fargo Securities, LLC. The Company received net cash consideration of $423.9 million, which was net of underwriters’ commissions of $13.2 million and a convertible note hedge and written call option of $42.9 million. The notes of both series are convertible into 15,184,128 shares of our common stock based on a conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy our conversion obligations by delivery, at our option, of either shares of our common stock, cash or a combination thereof.
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
      In April 2002, we acquired Circe Biomedicals, Inc., a development stage company, for $25.9 million, of which $5.9 million was paid in cash and the balance in 629,849 unregistered shares of our common stock. The shares were registered under the Securities Act of 1933 in August 2002.
      In February 2002, we acquired certain assets from CoolTouch Corporation, a provider of non-ablative cosmetic lasers, for 1,492,331 unregistered shares of our common stock valued at approximately $14.5 million. The shares were registered under the Securities Act of 1933 in August 2002.

Item 6.	Selected Financial Data
      The following table sets forth certain consolidated financial data for the five years in the period ended December 31, 2004. The selected historical financial data for each of the years in the five year period ended December 31, 2004 were derived from the audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Revenues:
Product sales	$606,093	$518,471	$466,809	$483,834	$441,557
Royalties	76,427	167,482	270,265	136,989	155,100

Total revenues	682,520	685,953	737,074	620,823	596,657

Costs and expenses:
Cost of goods sold (excluding amortization)	200,313	184,669	157,013	149,554	143,303
Selling expenses	196,567	166,707	164,103	137,938	129,882
General and administrative expenses(1)	98,566	111,532	366,530	81,065	88,012
Research and development costs	92,496	45,286	49,531	28,706	16,383
Amortization expense	59,303	38,577	30,661	28,733	27,590
Restructuring charges(2)	19,344	—	—	—	—
Acquired in-process research and development(3)	11,770	117,609	—	—	—

Total expenses	678,359	664,380	767,838	425,996	405,170

Income (loss) from operations	4,161	21,573	(30,764)	194,827	191,487
Other income (loss), net including translation and exchange	141	4,727	8,707	3,084	(2,077)
Gain on sale of subsidiary stock(4)	—	—	261,937	—	—
Loss on early extinguishment of debt(5)	(19,892)	(12,803)	(25,730)	(32,916)	(4,962)
Interest income	12,432	8,888	5,644	9,473	12,483
Interest expense	(49,265)	(36,145)	(42,856)	(55,665)	(60,248)

Income (loss) from continuing operations before income taxes, and minority interest	(52,423)	(13,760)	176,938	118,803	136,683
Provision for income taxes(6)	83,597	39,463	74,963	42,078	34,408
Minority interest	233	11,763	17,730	174	(509)

Income (loss) from continuing operations	(136,253)	(64,986)	84,245	76,551	102,784
Income (loss) from discontinued operations, net of taxes(7)	(33,544)	9,346	(197,288)	(12,417)	(12,604)
Cumulative effect of change in accounting principle(8)	—	—	(21,791)	—	—

Net income (loss)	$(169,797)	$(55,640)	$(134,834)	$64,134	$90,180

Per share information:
Income (loss) from continuing operations — basic	$(1.62)	$(0.78)	$1.01	$0.94	$1.30
Discontinued operations	(0.40)	0.11	(2.37)	(0.15)	(0.16)
Cumulative effect of change in accounting principle	—	—	(0.26)	—	—

Net income (loss) per share — basic	$(2.02)	$(0.67)	$(1.62)	$0.79	$1.14

Income (loss) from continuing operations — diluted	$(1.62)	$(0.78)	$1.00	$0.92	$1.25
Discontinued operations	(0.40)	0.11	(2.35)	(0.15)	(0.15)
Cumulative effect of change in accounting principle	—	—	(0.26)	—	—

Net income (loss) — diluted	$(2.02)	$(0.67)	$(1.61)	$0.77	$1.10

Dividends declared per share of common stock	$0.31	$0.31	$0.31	$0.30	$0.29

Balance Sheet Data:
Cash and cash equivalents(9)	$222,590	$410,019	$202,647	$317,011	$155,205
Working capital	578,462	995,988	397,070	509,601	317,356
Net assets (liabilities) of discontinued operations(7)	(8,162)	8,263	153,762	267,482	240,939
Total assets(7)(8)	1,521,875	1,925,067	1,488,549	1,754,365	1,477,072
Total debt(5)	794,068	1,121,145	485,471	739,377	511,106
Stockholders’ equity(1)(2)(3)(4)(5)(6)(7)(8)	476,223	605,361	703,690	810,717	757,194
See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)	We recorded $239,965,000 and $4,034,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the years ended December 31, 2002 and 2001, respectively. The non-recurring and other unusual charges include compensation costs related to the change in control, severance costs, expenses incurred in connection with Ribapharm’s initial public offering, write-off of certain assets, environmental clean-up costs and costs incurred in our proxy contests in 2002 and 2001.

(2)	In the year ended December 31, 2004, we incurred an expense of $19,344,000 related to the manufacturing and rationalization plan. The manufacturing sites were tested for impairment in the second quarter of 2004, resulting in an impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded impairment charges of $18,000,000 and severance charges of $1,344,000 for the year ended December 31, 2004.

(3)	In February 2004, we acquired from Amarin Corporation plc its United States-based subsidiary, Amarin, and all of that subsidiary’s United States product rights. The total consideration paid for Amarin was $40,000,000. In August 2003, we repurchased the 20% publicly held minority interest in Ribapharm for an aggregate total purchase price of $207,658,000. In connection with these acquisitions, we expensed $11,770,000 and $117,609,000 in the years ended December 31, 2004 and 2003, respectively, associated with acquired in-process research and development on projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

(4)	In April 2002, we completed an underwritten public offering of 29,900,000 shares of common stock, par value of $0.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm. In connection with Ribapharm’s public offering, we recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs.

(5)	In May and July 2004, we repurchased $326,001,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $19,892,000 for the year ended December 31, 2004.

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

In April 2002, we used the proceeds of the Ribapharm offering to complete our tender offer and consent solicitation for all of our outstanding 8 3/4% Senior Notes due 2008. The repurchase of these notes resulted in a loss on extinguishment of debt of $43,268,000. In July and August 2002, we repurchased $59,410,000 principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a gain on early extinguishment of debt of $17,538,000. The net loss on extinguishment of debt was $25,730,000 for the year ended December 31, 2002.

In July 2001, we issued $525,000,000 aggregate principal amount of 6 1/2% Convertible Subordinated Notes due 2008. During 2001, we repurchased $117,559,000 aggregate principal amount of our outstanding 8 3/4% Senior Notes due 2008 and repurchased $190,645,000 aggregate principal amount of our 9 1/4% Senior Notes due 2005, resulting in a loss on early extinguishment of debt of $32,916,000.

During 2000, we repurchased $84,355,000 of our outstanding 9 1/4% Senior Notes due 2005 and $12,830,000 of our outstanding 8 3/4% Senior Notes due 2008. The repurchases generated a loss on early extinguishment of debt of $4,962,000.

(6)	During the fourth quarter of 2004, we recorded a valuation allowance of $95,648,000 against our deferred tax asset to recognize the uncertainty of realizing the benefits of our accumulated U.S. net operating losses and research credits.

(7)	During 2002, we made the decision to divest our Russian pharmaceuticals segment, biomedical segment, raw materials business and manufacturing capability in Central Europe, photonics business and Circe unit. This decision required us to evaluate the carrying value of the divested businesses in accordance with the Statement of Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of the analysis, we recorded impairment charges of $160,010,000 (net of an income tax benefit of $48,193,000) in the year ended December 31, 2002. The results of operations and the financial position of the divested businesses have been reflected as discontinued operations.

(8)	During 2002, we completed the transitional impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we recorded an impairment loss of $25,332,000 offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

(9)	We have reclassified our auction rate securities, previously classified as cash equivalents, as short-term investments on our consolidated balance sheet as of December 31, 2003 and 2002. This resulted in a reclassification from cash and cash equivalents to short-term investments of $463,962,000 and $42,537,000 as of December 31, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. We focus our greatest resources and attention principally on ten global brands in the therapeutic areas of neurology, infectious disease and dermatology. Our products are currently sold in more than 100 markets around the world, with our primary focus on ten key geographic regions: the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, Spain and China.
      Our two primary value drivers are: a specialty pharmaceutical business with a global platform, and a research and development infrastructure with strong discovery, clinical development and regulatory capabilities. We believe that our global reach and fully integrated research and development capability make us unique among specialty pharmaceutical companies, and provide us with the ability to take compounds from discovery through the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties represent a much smaller contribution to our revenues than they have in the past.
      In its discussion of the material changes in our financial condition and results of operations between the reporting periods in the consolidated financial statements, management has sought to identify and, in some cases, quantify, the factors that contributed to such material changes. However, quantifying these factors may involve the presentation of numerical measures that exclude amounts that are included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Management uses this information to assess material changes in our financial condition and results of operations and is providing it to assist investors and potential investors to understand these assessments. In each instance, such information is presented immediately following (and in connection with an explanation of) the most directly comparable financial measure calculated in accordance with GAAP, and includes other material information necessary to reconcile the information with the comparable GAAP financial measure.
Specialty Pharmaceuticals
      Specialty pharmaceutical product sales accounted for 89% and 76% of our total revenues from continuing operations for the years ended December 31, 2004 and 2003, respectively, and increased $87,622,000 (17%) in the year ended December 31, 2004 compared to the similar period in 2003. The increase in specialty pharmaceutical product sales was due to approximately a 7% increase in volume, a 6% increase due to changes in selling prices and a 4% favorable impact from foreign exchange rate fluctuations.
      Our specialty pharmaceutical business focuses its efforts on ten global brands in our three therapeutic areas. Seven of these global brands are currently being marketed. Our future growth is expected to be driven primarily by growth of our existing products, the commercialization of new products and business development. Our seven global brands accounted for 23% and 21% of our specialty pharmaceutical product sales for the years ended December 31, 2004 and 2003, respectively. Sales of our global brands increased $26,982,000 (24%) in the year ended December 31, 2004 compared to the similar period in 2003. We have experienced generic challenges and other competition to our products, as well as pricing challenges through government imposed price controls and reductions, and expect these challenges to continue in 2005 and beyond.
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

      We are also developing a pipeline of product candidates, including three clinical stage programs, Viramidine, pradefovir (formerly called remofovir) and retigabine, which target large market opportunities. Viramidine is a pro-drug of ribavirin, for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon. We are developing pradefovir as an oral once-a-day monotherapy for patients with chronic hepatitis B infection. With the acquisition of Xcel Pharmaceutical, Inc. (“Xcel”) in March of 2005, another product candidate, retigabine, has been added to our pipeline. Retigabine is being developed as an adjunctive treatment for partial-on-set seizures in patients with epilepsy. We expect research and development expenses to increase in 2005.
Ribavirin Royalties
      Ribavirin royalty revenues decreased $91,055,000 (54%) and accounted for 11% of our total revenues from continuing operations for the year ended December 31, 2004 as compared to 24% in 2003. The decline in ribavirin royalty revenues, and the decreasing contribution of royalties to our revenues, had been expected with the entry of generic ribavirin in the United States. We expect ribavirin royalties to be somewhat stable for several years since generics are unlikely to enter the major European countries and Japanese markets due to certain protections in those markets through 2009 and 2010, respectively, and would expect to see declines as a result of alternative therapies such as Viramidine when and if approved.
Company Strategy
      We have undergone significant changes in our leadership, strategic direction and operations since 2002. In an effort to drive change, our stockholders elected new directors at our annual meetings in 2001 and 2002, resulting in a new Board composition and the appointment of a new senior management team. A three-part plan was initiated to restructure our company, transform the business and grow through innovation. We have made significant progress in the execution of this plan, including completion of our restructuring phase that entailed a divestiture program, the restructuring of the management team, the implementation of strong governance protocols and the strengthening of our research and development capability. The key elements of our strategy include the following:

Targeted Growth of Existing Products. We focus our business on ten key geographic regions, across three core therapeutic areas and ten global brands. We believe that our core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. Furthermore, we believe that our global brands have the potential for further worldwide penetration and above industry average growth rates. In addition, we intend to continue to market and sell, and selectively pursue life cycle management strategies for, our regional and local brands.

Efficient Manufacturing and Supply Chain Organization. Under our global manufacturing strategy announced in October 2003, we plan to reduce the number of manufacturing facilities from 15 to five by 2006, in order to increase capacity utilization and improve efficiencies. We have also undertaken a major process improvement initiative, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. We have made significant progress towards our plans of disposing of certain manufacturing sites and are currently actively marketing the sites to prospective buyers. The sites were tested for impairment, resulting in impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the year ended December 31, 2004. In addition, to the impairment charge, we recorded $1,344,000 in restructuring and impairment charges related to severance for the year ended December 31, 2004. See Note 4 of notes to consolidated financial statements for a discussion of the manufacturing restructuring plan.

Development of New Products via Internal Research and Development Activities. We seek to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious disease and cancer. We intend to combine our scientific expertise with advanced drug screening techniques in order to discover and develop new product candidates.

Product Acquisitions. We plan to selectively license or acquire product candidates, technologies and businesses from third parties which complement our existing business and provide for effective life cycle management of key products. We believe that our drug development expertise may allow us to recognize licensing opportunities and to capitalize on research initially conducted and funded by others. During 2004, we acquired the rights to three products indicated for the treatment of Parkinson’s disease. See Note 2 of notes to consolidated financial statements for a discussion of these acquisitions.

Results of Operations
      We have four reportable specialty pharmaceutical segments comprising our pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this document. For additional financial information by business segment, see Note 14 of notes to consolidated financial statements included elsewhere in this document.
      The following table compares revenues by reportable segments and operating expenses for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages):

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues
Specialty pharmaceuticals:
North America	$142,799	$99,074	$90,011
Latin America	151,726	136,008	135,527
Europe	253,748	232,031	189,925
Asia, Africa, Australia	57,820	51,358	51,346

Total specialty pharmaceuticals	606,093	518,471	466,809
Ribavirin royalties	76,427	167,482	270,265

Total revenues	682,520	685,953	737,074

Costs and Expenses
Cost of goods sold (excluding amortization)	200,313	184,669	157,013
Selling expenses	196,567	166,707	164,103
General and administrative expenses	98,566	111,532	366,530
Research and development costs	92,496	45,286	49,531
Acquired IPR&D	11,770	117,609	—
Restructuring charges	19,344	—	—
Amortization expense	59,303	38,577	30,661

Operating income (loss)	$4,161	$21,573	$(30,764)

Gross profit on product sales (excluding amortization)	$405,780	$333,802	$309,796

Gross profit margin on product sales	67%	64%	66%

Year Ended December 31, 2004 Compared to 2003
      Specialty Pharmaceutical Revenues: Specialty pharmaceutical product sales increased $87,622,000 (17%) for the year ended December 31, 2004 over 2003. The increases were led by continued improvements in sales of our global brands, which contributed $26,982,000 to the increase in product sales for the year ended December 31, 2004. In addition, favorable foreign currency exchange rates contributed $20,936,000 on a net basis to the increase in overall product sales for the year ended December 31, 2004 primarily due to the increase in the value of the Euro over the U.S. Dollar. Additionally, the Amarin acquisition contributed $15,100,000 to product sales in the year ended December 31, 2004.
      In our North America pharmaceuticals segment, revenues for the year ended December 31, 2004 were $142,799,000 compared to $99,074,000 for 2003, an increase of $43,725,000 (44%). The increase reflects higher sales of Efudex® of $17,753,000 primarily related to the launch of a 40 gram product and sales of products related to the Amarin and Tasmar acquisitions of $17,491,000. Additionally, the increase in revenues in 2004 as compared to 2003 partially reflects depressed 2003 sales due to the inventory reduction program at our wholesalers in 2003, which was completed in April 2003. The increases are partially offset by a decrease in sales of Mestinon of $4,392,000, primarily due to generic competition.
      In our Latin America pharmaceuticals segment, revenues for the year ended December 31, 2004 were $151,726,000 compared to $136,008,000 for 2003, an increase of $15,718,000 (12%). The increase was primarily due to price increases and in some cases lower discounts offered to wholesalers in the region aggregating $17,680,000, partially offset by a decrease in the value of currencies in the region as compared to the U.S. Dollar of $4,406,000. Revenues from Bedoyecta, which is our highest revenue product in Mexico, were $30,654,000 for 2004, an increase of $3,699,000 (14%) as compared to 2003.
      In our Europe pharmaceuticals segment, revenues for the year ended December 31, 2004 were $253,748,000 compared to $232,031,000 for 2003, an increase of $21,717,000 (9%). The increase in the value of currencies in the region as compared to the U.S. Dollar contributed $21,082,000 to the increase in revenues in the region for the year ended December 31, 2004. Sales in Europe were negatively affected by government imposed price controls primarily in Spain, Germany and Italy, partially offset by an increase in sales in Poland and Central Europe.
      In our Asia, Africa and Australia (“AAA”) pharmaceuticals segment, revenues for the year ended December 31, 2004 were $57,820,000 compared to $51,358,000 for 2003, an increase of $6,462,000 (13%). The increase reflects higher sales of Nyal of $2,935,000 and an increase in the value of currencies in the region as compared to the U.S. Dollar of $2,563,000.
      Ribavirin Royalties: Ribavirin royalties represent amounts earned under the license and supply agreements with Schering-Plough and Roche. Under a license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. We receive royalty fees from Roche under a license agreement on sale of Roche’s version of ribavirin, Copegus, for use in combination with interferon alfa or pegylated interferon alfa.
      Ribavirin royalties from Schering-Plough and Roche for the year ended December 31, 2004 were $76,427,000 compared to $167,482,000 for 2003, reflecting a decrease of $91,055,000 (54%). The decrease in ribavirin royalties include the effects of the launch of generic ribavirin in the United States and increasing competition between Schering-Plough and Roche. Approval of a generic form of oral ribavirin by the U.S. Food and Drug Administration (“FDA”) in the United States was announced on April 7, 2004. Competition from generic pharmaceutical companies has had, and is expected to continue to have, a material negative impact on our royalty revenue. With respect to Schering-Plough, royalty rates increase in tiers based on increased sales levels in the United States. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the United States is diminished. With respect to Roche, under the license agreement, the introduction of generics in any market eliminates the obligation of Roche to pay royalties for sales in that market. Upon the entry of generics into the United States on April 7, 2004, Roche ceased paying royalties on sales in the United States. Schering-Plough announced its launch of a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of their generic ribavirin.
      We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements. Based upon the information provided by Schering-

Plough for the fourth quarter of 2004, Schering-Plough’s sales of Rebetol in the United States were negative. As a result of the uncertainty with royalties associated with sales of Rebetol in the United States, a reserve has been established for the potential impact of returns; however, due to the limited information provided by Schering-Plough, there can be no assurance that such amounts will be adequate to cover additional negative royalty amounts in future periods.
      Gross Profit Margin: Gross profit margin on product sales for the year ended December 31, 2004 was 67% compared to 64% in 2003. The increase in gross profit margin is primarily due to an increase in sales in the North America region, which generates higher profit margins, and greater efficiencies in our global manufacturing and supply chain operations, partially offset by an increase in costs related to the manufacturing rationalization plan.
      Selling Expenses: Selling expenses were $196,567,000 for the year ended December 31, 2004 compared to $166,707,000 for 2003, an increase of $29,860,000 (18%). As a percent of product sales, selling expenses were 32% for the years ended December 31, 2004 and 2003. Included in selling expenses for the year ended December 31, 2004 were severance charges of $3,611,000 related to a sales force reduction in Europe. The increase in selling expenses reflects our increased promotional efforts primarily in Europe, North America and Latin America and includes costs related to new product launches and unified promotional materials and campaigns for our global products.
      General and Administrative Expenses: General and administrative expenses were $98,566,000 for the year ended December 31, 2004 compared to $111,532,000 for 2003, a decrease of $12,966,000 (12%). As a percent of product sales, general and administrative expenses were 16% for the year ended December 31, 2004 compared to 22% for 2003. Included in general and administrative expenses for the year ended December 31, 2004 were severance charges of $651,000 related to workforce reductions in Spain and $3,225,000 related to the settlement of a bondholder suit, partially offset by a $2,500,000 insurance refund. The decrease in general and administrative expenses was primarily due to reduced legal fees. While steps continue to be taken to more effectively manage legal costs, legal fees can vary from period to period based on the level of activity surrounding outstanding legal challenges.
      Research and Development: Research and development expenses were $92,496,000 for the year ended December 31, 2004 compared to $45,286,000 for 2003, an increase of $47,210,000 (104%). The increase in research and development expenses was primarily attributable to the acceleration of clinical trials for Viramidine and pradefovir and costs associated with the completion of safety studies for Zelapar. We completed enrollment of two Phase 3 studies for Viramidine and a Phase 2 study for pradefovir. It is expected that research and development expenses will increase in 2005 compared to 2004 as progress continues with the clinical trials of Viramidine, pradefovir and retigabine.
      Acquired In-Process Research and Development: In the year ended December 31, 2004, we incurred an expense of $11,770,000 associated with IPR&D related to the acquisition of Amarin that occurred in February 2004. In the year ended December 31, 2003, we incurred an expense of $117,609,000 associated with IPR&D related to the acquisition of Ribapharm. The amount expensed as IPR&D represents our estimate of fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. In connection with the Xcel acquisition we expect to expense approximately $125,000,000 as IPR&D in the first quarter of 2005.
      Restructuring and Impairment Charges: In the year ended December 31, 2004, we incurred an expense of $19,344,000 related to the manufacturing and rationalization plan. We have made significant progress towards our plans of disposing of the manufacturing sites and are actively marketing the sites to prospective buyers. The sites were reassessed for impairment in the second quarter of 2004 because we accelerated our plan of disposing of the sites. This impairment analysis resulted in impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the year ended December 31, 2004. In addition to the impairment charge, we recorded $1,344,000 related to severance for the year ended December 31, 2004.

      Amortization: Amortization expense was $59,303,000 for the year ended December 31, 2004 compared to $38,577,000 for 2003, an increase of $20,726,000 (54%). The increase was primarily due to amortization of intangibles related to the acquisitions of Ribapharm, Amarin and Tasmar of $16,327,000 for the year ended December 31, 2004. Additionally, we recorded impairment charges of $4,797,000 during the year ended December 31, 2004, primarily related to products sold in Italy for which the patent life was reduced by a decree by the Italian government.
      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was $141,000 for the year ended December 31, 2004 compared to $4,727,000 for 2003. In the year ended December 31, 2004, translation gains principally consisted of translation and exchange gains in Europe, AAA and Latin America of $908,000, partially offset by translation and exchange losses in North America of $767,000. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.
      Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt for the years ended December 31, 2004 and 2003 were $19,892,000 and $12,803,000, respectively, related to the repurchase of $326,001,000 and $139,589,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008, respectively.
      Interest Expense and Income: Interest expense increased $13,120,000 during the year ended December 31, 2004 compared to 2003. The increase was due to the issuance of $480,000,000 aggregate principal amount of 3.0% and 4.0% Convertible Subordinated Notes and $300,000,000 aggregate principal amount of 7.0% Senior Notes in the fourth quarter of 2003. We repurchased all of our 6 1/2% Convertible Subordinated Notes due 2008 in July 2004, which decreased interest expense in 2004. Interest income increased $3,544,000 during the year ended December 31, 2004 compared to 2003 due primarily to higher cash balances in our interest-bearing accounts during those periods.
      Income Taxes: Our effective income tax rate for the year ended December 31, 2004 was a provision of 159% compared to a provision of 287% for 2003. Our effective tax rate for the year ended December 31, 2004 was affected significantly by an increase of $95,648,000 in the valuation allowance to recognize the uncertainty of realizing the benefits of the United States net operating losses and research credits. It was also affected by pre-tax losses resulting from restructuring and impairment charges of $19,344,000 and from a work force reduction in Europe of $4,262,000, for which we recorded a minimal tax benefit of $1,451,000 (7%). This minimal tax benefit reflects the uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, we recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico in the year ended December 31, 2004. Excluding the effect of these items, the 2004 effective tax rate would have been 43%. The higher effective tax rate in 2004 reflects a shift in the mix of taxable income with more income from higher tax jurisdictions. Our effective tax rate for 2003 was affected by pre-tax losses resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm acquisition, which is not deductible for tax purposes. Excluding the effect of the acquired IPR&D write-off, the effective tax rate would have been 38% for the year ended December 31, 2003.
      A majority of our deferred tax assets represent United States net operating losses and research credits. A valuation allowance was recorded in the fourth quarter for the entire domestic net deferred tax asset. The consolidated reporting group in the United States has been operating at a loss in recent quarters due to increased investments in research and development and lower royalties. Several strategies have been pursued that would enable us to utilize the net operating losses and other deferred tax assets. However, during the fourth quarter, we determined that one of the strategies that involved selling certain product rights to an unrelated party did not make economic sense at levels proposed and discontinued the effort. We believe the tax assets will be realized through the successful commercialization of Viramadine, however, there is insufficient objective evidence at this time to recognize these assets for financial reporting purposes. A minimum of $277,565,000 of future taxable income will need to be generated to realize the net operating losses and tax credits. Strategies that would cause the United States assets to be utilized sooner than 2008 without reliance on future operating income are being considered. The valuation allowance will be reduced in the future if the forecast for future taxable income is realized or other strategies are implemented. Ultimate realization of the benefit of the United States net operating losses and research credits is dependent upon us generating sufficient taxable income prior to their expiration.
      Historically, there have not been significant differences between financial reporting pretax earnings and taxable income. Approximately, $168,800,000 of the United States net operating loss carryforwards arose from discontinued operations and the disposition of those operations that occurred during 2002 and 2003. Of the United States losses generated to date, $19,289,000 will expire in 2008. The remaining $231,000,000 begins to expire in 2023.
      Income (Loss) from Discontinued Operations: Income (loss) from discontinued operations was a loss of $33,544,000 for the year ended December 31, 2004 compared to income of $9,346,000 for 2003. The loss in 2004 includes environmental charges of $16,000,000 related to a former operating site of our Biomedicals division, for which we retained the liability when we sold this business. The remaining portion relates to losses from our raw materials businesses and manufacturing capability in Central Europe. The income in 2003 includes a net gain on disposal of discontinued operations of $6,582,000 and income from discontinued operations of $2,764,000.

Year Ended December 31, 2003 Compared to 2002
      Specialty Pharmaceutical Revenues: Overall, we experienced an increase in sales of pharmaceutical products of $51,662,000 (11%) for the year ended December 31, 2003 over 2002. Foreign currency contributed $22,105,000 on a net basis to the increase in overall product sales primarily due to the increase in the value of the Euro over the U.S. Dollar. Sales from our seven global brands increased $25,967,000 (28%) for the year ended December 31, 2003 over 2002, with 34% of this increase being attributed to increased sales of Mestinon worldwide. Generic competition entered the market in 2003 against Mestinon in the United States, but we continued to benefit by patent protection in Europe and the rest of the world.
      In our North America pharmaceuticals segment, revenues for the year ended December 31, 2003 were $99,074,000 compared to $90,011,000 for 2002, an increase of $9,063,000 (10%). The increase was primarily due to the completion of an inventory reduction program at our wholesalers in 2003, which we began in June 2002 and completed in April 2003. This resulted in higher sales volume, especially in dermatological products and Mestinon. The growth in revenues was also attributable to product price increases in the U.S.
      In our Latin America pharmaceuticals segment, revenues for the year ended December 31, 2003 were $136,008,000 compared to $135,527,000 for 2002, an increase of $481,000. Revenues in Latin America were affected by an 8% decrease in the value of currencies in the region aggregating $11,316,000. Excluding the impact of currencies compared to the U.S. Dollar, revenues in Latin America increased by 9%, with approximately 6% of the increase being due to price increases throughout the region. Additionally, revenues in 2003 benefited by volume increases in various products.
      In our Europe pharmaceuticals segment, revenues for the year ended December 31, 2003 were $232,031,000 compared to $189,925,000 for 2002, an increase of $42,106,000 (22%). The increase in the value of currencies in the region as compared to the U.S. Dollar contributed $26,533,000 (63%) to the increase in revenues in the region. Additionally, excluding the effect of currencies, revenues in Poland increased $10,003,000 and revenues in Spain increased $3,083,000 primarily due to price increases and new product launches. Revenues in 2003 were negatively affected by the impact of German health care reform, reference-pricing litigation in Spain and price controls in Italy.
      In our Asia, Africa and Australia, or AAA, pharmaceuticals segment, revenues for the year ended December 31, 2003 were $51,358,000 compared to $51,346,000 for 2002, an increase of $12,000. Revenues in AAA were affected by an increase in the value of currencies in the region of $4,202,000, offset by lower sales volume in several products including Fefol®, Coracten® and Reptilase®. Reptilase sales were negatively impacted by licensing and renewal issues, which have been resolved.
      Ribavirin Royalties: Ribavirin royalties in 2002 represent amounts earned under the license and supply agreement with Schering-Plough and for fiscal 2003, under a license agreement with Roche in addition to the license and supply agreement with Schering Plough. Ribavirin royalties for the year ended December 31, 2003 from Schering-Plough and Roche were $167,482,000 compared to $270,265,000 for 2002, a decrease of $102,783,000 (38%). The decrease in royalties included the effects of increasing competition between Schering-Plough and Roche, and Schering-Plough’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels as reported to us by Schering-Plough.
      Gross Profit Margin: Gross profit margin on product sales decreased to 64% for the year ended December 31, 2003 compared to 66% in 2002. The decrease in gross profit is primarily due to costs related to our manufacturing rationalization project incurred in 2003. These costs reflect the impact of accelerated depreciation charges of $1,609,000 and severance charges of $2,400,000 associated with the rationalization effort.
      Selling Expenses: Selling expenses were $166,707,000 for the year ended December 31, 2003 compared to $164,103,000 for 2002, an increase of $2,604,000 (2%). The increase reflects our increased promotional efforts, mainly in Europe of $7,004,000 primarily related to the launch of Dermatix and the impact of changes in currencies, partially offset by a decrease in selling expenses in our North America pharmaceuticals segment of $2,650,000.
      General and Administrative Expenses: General and administrative expenses were $111,532,000 for the year ended December 31, 2003 compared to $366,530,000 for 2002, a decrease of $254,998,000 (70%). Included in general and administrative expenses for the year ended December 31, 2002, are non-recurring and other unusual charges of $239,965,000, which primarily include: stock compensation costs related to the change of control under our Option Plan ($61,400,000); severance costs ($54,216,000); incentive compensation costs related to the accelerated vesting of restricted stock upon the change of control under our Long-Term Incentive Plan ($12,022,000); executive and director bonuses paid in connection with Ribapharm’s public offering ($47,839,000); professional fees related to Ribapharm ($13,000,000); the write-off of ICN International AG capitalized offering costs ($18,295,000); the write-down of certain assets ($15,045,000); costs incurred in the 2002 proxy contest ($9,850,000); and environmental related expenses ($8,298,000).
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
      Research and Development: Research and development expenses for the year ended December 31, 2003 were $45,286,000 compared to $49,531,000 for 2002. The decrease is primarily attributable to the timing of costs associated with the clinical trials of Viramidine and pradefovir.
      Amortization Expense: Amortization expense for the year ended December 31, 2003 was $38,577,000 compared to $30,661,000 for 2002. The increase is primarily related to amortization of intangibles related to the Ribapharm acquisition of $6,911,000.
      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange, resulted in a gain of $4,727,000 for the year ended December 31, 2003, compared to a gain of $8,707,000 for 2002. In 2003, translation gains principally consisted of translation and exchange gains in Europe and AAA of $9,028,000 partially offset by translation and exchange losses in Canada of $4,450,000. Our translation and exchange losses are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.
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
      Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt for the year ended December 31, 2003 was $12,803,000 compared to $25,730,000 for 2002. In 2003, the entire loss on early extinguishment of debt related to the repurchase of $139,589,000 principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In 2002, we recorded a loss on early extinguishment of debt of $43,268,000 related to a tender and consent solicitation for all of our outstanding 8 3/4% Senior Notes due 2008, partially offset by a gain on early extinguishment of debt of $17,538,000 on the repurchase of $59,410,000 principal amount of the 6 1/2% Convertible Subordinated Notes due 2008.
      Interest Expense and Income: Interest expense during the year ended December 31, 2003 decreased $6,711,000 compared to 2002. The decrease was due to repurchases of our 6 1/2% Convertible Subordinated Notes in 2003 and 2002 and the redemption of our 8 3/4% Senior Notes in 2002. Due to the completion of our offering of $240,000,000 of 3.0% Convertible Subordinated Notes, $240,000,000 of 4.0% Convertible Subordinated Notes and $300,000,000 of 7.0% Senior Notes in November and December of 2003, interest income increased $3,244,000 during the year ended December 31, 2003 as compared to 2002. Interest income in 2003 includes $2,287,000 of interest received from the favorable arbitration verdict of the indigent patient dispute with Schering-Plough.
      Income Taxes: Our effective income tax rate for the year ended December 31, 2003 was a negative 287% compared to 42% for 2002. Our negative effective tax rate for 2003 was primarily due to the pre-tax loss resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm acquisition, which is not deductible for tax purposes. Excluding the effect of the acquired IPR&D write-off, the 2003 effective tax rate would have been 38%, which is higher than the U.S. statutory rate of 35% due to non-deductible expenses primarily incurred in connection with the Ribapharm tender offer, net operating loss adjustments, and state tax and other items, partially off-set by lower tax rates in foreign tax jurisdictions. The effective tax rate for 2002 includes non-deductible expenses incurred and losses incurred by foreign subsidiaries for which we received no tax benefit.
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
      Income (loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations relating to our Russian pharmaceuticals segment, biomedicals segment, raw materials businesses and manufacturing capabilities in Central Europe and photonics business (in 2002) was income of $9,346,000 for the year ended December 31, 2003 compared to a loss of $197,288,000 for 2002. In the year ended December 31, 2003, we recorded income from actual discontinued operations of $2,764,000 primarily related to our Russian pharmaceuticals segment and the biomedicals segment, partially offset by losses incurred in the Central Europe businesses. The Russian pharmaceutical segment and the biomedicals segment were sold in 2003 for a net gain on disposal of discontinued operations of $15,450,000, partially offset by additional impairment losses on the Central Europe businesses of $6,732,000. The loss for 2002 includes a net loss on disposal of discontinued operations of $160,010,000 due to impairments on our Russian pharmaceuticals business, photonics business and Circe and a net loss from actual discontinued operations of $37,278,000.
Liquidity and Capital Resources
      Cash and marketable securities totaled $461,508,000 at December 31, 2004 compared to $873,981,000 at December 31, 2003. Working capital was $578,462,000 at December 31, 2004 compared to $995,988,000 at December 31, 2003. The decrease in working capital of $417,526,000 was primarily attributable to payments on long-term debt and notes payable of $342,157,000, the use of cash in the acquisition of Amarin, Tasmar and various other products rights of $76,284,000, partially offset by cash generated from operations of $17,918,000.
      Cash provided by operating activities is expected to be our primary recurring source of funds in 2005. During the year ended December 31, 2004, cash provided by operating activities totaled $17,918,000 compared to $189,148,000 for 2003. Cash flow from operating activities for the year ended December 31, 2004 was negatively impacted by a decrease in royalty revenues and increased spending in research and development activities and cash losses incurred by our discontinued businesses. We expect to see the effects of lower royalty revenues and increased research and development in 2005 and 2006.
      Cash provided by (used in) investing activities was $139,208,000 for the year ended December 31, 2004 compared to ($524,158,000) for 2003. In 2004, cash provided by investing activities consisted of net proceeds from investments of $225,880,000 and proceeds from the sale of assets of $12,088,000, partially offset by payments for the acquisition of Amarin, Tasmar and various other product rights of $76,284,000 and capital expenditures of $26,613,000. In 2003, net cash used in investing activities consisted of net purchases of investments of $419,500,000, payments for the acquisition of license rights, product lines and businesses of $192,923,000 related to the Ribapharm acquisition and capital expenditures of $17,606,000, partially offset by proceeds from investing activities in discontinued operations of $104,615,000 primarily related to net proceeds from the sale of the Russian pharmaceuticals segment and the Biomedicals Dosimetry business.
      Cash used in financing activities was $354,549,000 for the year ended December 31, 2004, including payments on long-term debt and notes payable of $342,157,000, principally for the repurchase of the remaining portion of the 6 1/2% Convertible Subordinated Notes due 2008, and cash dividends paid on common stock of $25,884,000, partially offset by proceeds received from the issuance of common stock of $13,492,000. In 2003, cash provided by financing activities was $531,365,000, including proceeds from the issuance of long-term debt and notes payable of $714,926,000, partially offset by payments on long-term debt and notes payable of $158,920,000 and cash dividends paid on common stock of $26,005,000.
      In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of our 7.0% Senior Notes due 2011. The interest rate on the swap is variable at LIBOR plus 2.41%. The effect of this transaction is to initially lower our effected interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective rate will float and correlate to the variable interest earned on our cash held. We continue to expect to retain minimum cash levels of between $100,000,000 and $150,000,000.
      We have collateral requirements on an interest rate swap agreement and foreign currency hedges. The amount of collateral varies monthly depending on the fair value of the underlying swap contracts. As of December 31, 2004, we have collateral of $13,943,000 included in marketable securities and other assets related to these instruments.
      In February 2004, we acquired from Amarin Corporation, plc (“Amarin plc”) its United States-based subsidiary, Amarin Pharmaceuticals, Inc. (“Amarin”), and all of its United States product rights, which includes Permax® and a primary care portfolio with a broad range of indications. We also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. The FDA issued an approvable letter for Zelapar, subject to the completion of two safety studies. We completed these studies and in late 2004 filed the final results of these studies with the FDA. We paid $38,000,000 in cash at the closing for the Amarin acquisition. Subsequent to the Amarin acquisition, we became aware of a significant amount of dated products in wholesaler channels. Under the terms of the original purchase agreement, Amarin plc was responsible for any excess inventory at wholesalers that existed at the date of acquisition. In September 2004, we entered into an amended purchase agreement with Amarin plc, which resolved Amarin plc’s responsibility with respect to excess inventory at the wholesalers. Under the terms of the amended purchase agreement, we are no longer obligated to pay up to $8,000,000 in milestone payments, but paid an additional $2,000,000, which we expensed as research and development in 2004 related to Amarin plc’s commitment to fund a portion of the Zelapar studies. We remain obligated to make the $10,000,000 milestone payment to the developer of Zelapar upon the attainment of specified sales thresholds. All other terms of the original purchase agreement remain substantially unchanged.
      In April 2004, we acquired the worldwide rights, excluding the European Union to Tasmar® from Roche. Tasmar is indicated for the treatment of Parkinson’s disease. Under the terms of the agreement, we paid $13,500,000 in cash, plus future additional royalty amounts. In September 2004, we acquired the European Union rights to Tasmar from Roche for $11,400,000 in cash, plus future royalties.

      In May and July 2004, we repurchased $326,001,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. Upon these repurchases, our wholly-owned subsidiary, Ribapharm, Inc., ceased being a co-obligor under our 3.0% Convertible Subordinated Notes due 2010, 4.0% Convertible Subordinated Notes due 2013 and the 7.0% Senior Notes due 2011. The repurchases of these notes resulted in a loss on extinguishment of debt of $19,892,000 for the year ended December 31, 2004.
      Subsequent to December 31, 2004, investors in auction rate securities, were advised that under a recent interpretation of SFAS No. 95, Statement of Cash Flows, all auction rate securities should be classified as marketable securities and not cash and cash equivalents. As a result, we reviewed our investments in auction rate securities and concluded that we were in technical non-compliance with a covenant in the indenture governing our 7.0% Senior Notes. Upon realizing a technical non-compliance existed, we liquidated our holdings of auction rate securities at approximately the carrying value and cured the technical non-compliance.
      On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc., a specialty pharmaceutical company focused on the treatment of disorders of the central nervous systems for $280,000,000 in cash, plus expenses of approximately $5,000,000. Xcel’s portfolio consists of four products that are sold within the United States, and a late-stage clinical product candidate, retigabine, being developed for commercialization in all major markets. Approximately $44,000,000 of the cash consideration was used to retire Xcel’s outstanding long-term debt. The purchase price is subject to certain post-closing adjustments as set forth in the acquisition agreement.
      In February 2005, we sold 8,280,000 shares of our common stock in a public offering, resulting in net proceeds of $189,777,600 after underwriting commissions and discounts. We used the proceeds to fund in part the Xcel acquisition. The remainder of the funds required for the Xcel transaction was provided by available cash on hand.
      Management believes that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through December 31, 2005, and to provide cash needed to fund acquisitions, capital expenditures and our research and development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by our operating activities. Our sources of liquidity are our cash and cash equivalent balances and our cash flow from operations.
      Competition from generic pharmaceutical companies has had and is expected to continue to have a material negative impact on our royalty revenue. With respect to Schering-Plough, royalty rates increase in tiers based on increased sales levels. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the United States is diminished. With respect to Roche, under the license agreement, the introduction of generics in any market eliminates the obligation of Roche to pay royalties for sales in that market. Upon the entry of generics into the United States on April 7, 2004, Roche ceased paying royalties on sales in the United States.
      While we have historically paid quarterly cash dividends, there can be no assurance that we will continue to do so in the future.
      We currently have no product liability insurance for a majority of our products in the United States. In connection with the Amarin acquisition, we acquired product liability insurance for Permax, which coverage we expect to maintain, as a result of this product being subject to settled and pending product liability litigation. In connection with the Xcel transaction, we have maintained their product liability insurance while we evaluate the prospective need for such coverage for Xcel products and our existing products. While, to date, no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against it, a substantial claim, if successful, could have a material adverse effect on our liquidity and financial performance. We maintain clinical trial insurance in major markets in which we conduct clinical trials.

Contractual Obligations
      The following table sets forth our obligations as of December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations:
7.0% Senior Notes due 2011	$298,833	$—	$—	$—	$298,833
3.0% Convertible Subordinated Notes due 2010	240,000	—	—	—	240,000
4.0% Convertible Subordinated Notes due 2013	240,000	—	—	—	240,000
Other long-term debt	14,549	243	557	486	13,263
Interest payments	276,600	37,800	75,600	75,600	87,600
Lease obligations	8,302	2,695	2,752	1,237	1,618
Notes payable	686	686	—	—	—

Total cash obligations	$1,078,970	$41,424	$78,909	$77,323	$881,314

      We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in the table above. We have no material commitments for purchases of property, plant and equipment and we expect that for 2005, such expenditures will approximate $40 to $50 million.
Products in Development
      We expect our research and development expenses to increase in the future, of which a large percentage will be to support the continuing product development programs for Viramidine, pradefovir, Zelapar and retigabine. We expect that for 2005, we will spend approximately $60,000,000 on these product development programs.
      For Viramidine, on January 20, 2005, we announced that we had completed enrollment in VISER 2, as well as an initial analysis of the sustained viral response (“SVR”) information for our Viramidine Phase 2 proof-of-concept study compared to ribavirin. The results validate the study design by continuing to show that Viramidine demonstrates statistical comparable efficacy to ribavirin in SVR and a significantly reduced incidence of anemia.
      The Viramidine Phase 2 study, conducted entirely in the United States, consisted of 180 treatment-naïve subjects with chronic hepatitis C. The study was an open-label, randomized, active control trial, with patients stratified by genotype only. The study consisted of four comparable treatment groups: Viramadine 400 mg BID (800 mg daily), Viramidine 600 mg BID (1200 mg daily), Viramidine 800 mg BID (1600 mg daily) and ribavirin 1000/1200 mg daily all in combination with peginterferon alfa-2a. Treatment duration was based on genotype, with genotypes two and three receiving 24 weeks of treatment and genotype one receiving 48 weeks of treatment, with a post-treatment follow-up period of 24 weeks. The 24-week follow-up period is considered the medically therapeutic standard evaluation of efficacy.
      The final analyses of all Phase 2 data is expected to be presented at the European Association for the Study of the Liver Conference in April 2005. The Phase 2 trial has met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials. Our external research and development expenses for Viramidine were $31,164,000 for the year ended December 31, 2004 and $50,026,000 from inception through December 31, 2004.
      For pradefovir, which is being developed for the treatment of hepatitis B, we have completed three Phase 1 clinical trials in a total of 87 healthy volunteers. A 48-week dose-ranging Phase 2 study in Asia and the United States began enrollment in July 2004 and completed enrollment in November 2004. Our external research and development expenses for pradefovir were $6,735,000 for the year ended December 31, 2004 and $19,857,000 (including a milestone payment of $2,100,000) from inception through December 31, 2004.
      We acquired the rights to Zelapar, a late-stage candidate being developed as an adjunctive therapy in the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. In late 2004, we submitted a complete response to an approvable letter from the FDA, following the completion of two safety studies. We received a response to our submission from the FDA that requires us to provide them with additional information. We expect to launch Zelapar in 2005. Our external research and development expenses for Zelapar were $4,832,000 for the year ended December 31, 2004.
      We acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the acquisition of Xcel Pharmaceuticals Inc. on March 1, 2005. For retigabine, we are scheduled to commence Phase 3 trials in 2005. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials in over 600 patients.
Foreign Operations
      Approximately 81% and 78% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2004 and 2003, respectively, were generated from operations or earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad. See “Forward-Looking Statements.”
Inflation and Changing Prices
      We experience the effects of inflation through increases in the costs of labor, services and raw materials. We are subject to price control restriction on our pharmaceutical products in the majority of countries in which we operate. While we attempt to raise selling prices in anticipation of inflation, we operate in some markets which have price controls that may limit our ability to raise prices in a timely fashion. Future sales and gross profit will be reduced if we are unable to obtain price increases commensurate with the levels of inflation.
Recent Accounting Pronouncements
      In March 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1 until such time as the FASB issues further implementation guidance. Adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect of SFAS No. 151 on our consolidated financial statements.
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs

Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No 123R in the third quarter of fiscal 2005, beginning July 1, 2005. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have an impact on our consolidated results of operations and earnings per share. If we retain our current method of valuing and expensing options as previously reported in our pro forma disclosures required by SFAS No. 123, we estimate that pretax compensation expense for fiscal 2005 will increase by approximately $8,000,000.
Critical Accounting Estimates
      The consolidated financial statements appearing elsewhere in this document have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
      We recognize revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. We use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Based upon this information, adjustments are made to the accrual if deemed necessary. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. For the year ended December 31, 2004, returns received were less than 3% of product sales. For the year ended December 31, 2004, the provision for sales returns was less than 4% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.
      We earn ribavirin royalties as a result of sales of products by third-party licensees, Schering-Plough and Roche. Ribavirin royalties are earned at the time the products subject to the royalty are sold by the third party and is reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period. We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements. While we believe the Schering-Plough agreement specifies that we are to be reimbursed based on net sales as determined under an accrual basis, we have recently become aware that Schering-Plough may be calculating reimbursements based on a method under which returns are deducted as incurred rather than on an accrual basis. Based upon the information provided by Schering-Plough for the fourth quarter of 2004, Schering-Plough’s sales of Rebetol in the United States were negative. As a result of the uncertainty with royalties associated with sales of Rebetol in the United States, a reserve has been established for negative royalties caused by negative sales of Rebetol in the United States; however, due to the limited information provided by Schering-Plough, there can be no assurance that such amounts will be adequate to cover additional negative royalty amounts in future periods. Consistent with the agreement, we have hired an accounting firm to audit the royalty calculation.

Sales Incentive
      We may offer sales incentives primarily in international markets, where typically no right of return exists except for goods damaged in transit, product recalls or for replacement of existing products due to packaging or labeling changes. In the United States market, our current practice is to offer sales incentives primarily in connection with launches of new products or changes of existing products where demand has not yet been established. We monitor and restrict sales in the United States market in order to limit wholesaler purchases in excess of their ordinary-course-of-business inventory levels. However, specific events such as the case of sales incentives described above or seasonal demand (e.g. antivirals during an outbreak) may justify purchases by wholesalers in excess of their ordinary course of business. Our revenue recognition policy on these types of purchases and on incentives in international markets is consistent with the policies described in the revenue recognition critical accounting policy.

Income Taxes
      We operate in numerous countries where our income tax returns are subject to audit. Internal and external tax professionals are employed to minimize tax audit adjustments where possible. We consider the expected outcome of these audits in the calculation of our tax provision.
      We assess whether it is more likely than not that we will realize the tax benefits associated with our deferred tax assets and establish a valuation allowance for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If we revise these forecasts or determine that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made. We increased the valuation allowance significantly in the fourth quarter of 2004 to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits.
      Our U.S. tax returns for the period from 1997 to 2001 are currently being reviewed by the Internal Revenue Service. While we believe the review will not result in the returns being found to contain any substantive and material deficiencies, there can be no assurance that the Internal Revenue Service’s findings will not have a material adverse effect on our reported effective tax rate and after-tax cash flows.
      In 1999, we restructured our operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, we intended to avail ourselves of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the inter-company transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with our timely filed 1999 U.S. Corporate Income Tax Return. We have recently discovered that although it was clearly our intent to file the Gain Recognition Agreements and we have operated as if such filings had been submitted, former management inadvertently omitted the Gain Recognition Agreements from our filing. In accordance with Treasury guidelines, a formal request has been made to the Internal Revenue Service to rule that reasonable cause existed for the failure to provide these agreements. While management is still evaluating the underlying values of the stock contributed, if the requested relief were to be denied and the matter could not otherwise be resolved favorably with the Internal Revenue Service, management believes the resulting cash tax obligation would be offset by a substantial portion of our accumulated tax loss carryforwards.
      During the fourth quarter of 2004, legislation was passed (The American Jobs Creation Act of 2004). The legislation provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States. The range of reasonably possible amounts of unremitted earnings that is being considered for repatriation and the related potential range of income tax effects of such repatriation cannot be reasonably estimated at this time. We are evaluating the effects of this law, and are expecting to complete the evaluation and develop an appropriate plan of action during the first half of 2005.

Impairment of Property, Plant and Equipment
      We evaluate the carrying value of property, plant and equipment in accordance with guidelines. In evaluating property, plant and equipment, we determine whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers.

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
      The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimated process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory.

Purchase Price Allocation Including Acquired In-Process Research and Development
      The purchase price for the Amarin and Ribapharm acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocations may change as subsequent information becomes available.
      We value in-process research and development (“IPR&D”) acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amounts expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair values were based on our use of a discounted cash flow model (based on an estimate of future sales and an average gross profit margin of 66% and 85% for Amarin and Ribapharm, respectively). For each project, the estimated after-tax cash flows (using a tax rate of 40% and 25% for Amarin and Ribapharm, respectively) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rate for acquisitions of similar type of assets. These cash flows were then discounted to a present value using a discount rate of 20% and 15% for Amarin and Ribapharm, respectively. In addition, solely for the purposes of estimating the fair value of these IPR&D projects related to the acquisition of Ribapharm as of August 25, 2003, the following assumptions were made: (1) Future research and development costs of approximately $150,000,000 would be incurred to complete the IPR&D projects. These future costs are primarily for Phase III testing of Viramidine and Phase II and III testing of Pradefovir, and (2) the IPR&D projects, which were in various stages of development from Phase I to Phase II clinical trials, are expected to reach completion by the end of 2006. See Note 2 of notes to consolidated financial statements for a discussion of acquisitions.
      The major risks and uncertainties associated with the timely and successful completion of these projects include the uncertainty of our ability to confirm the safety and efficacy of product candidates based on the data from clinical trials and of obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions we used to forecast the cash flows or the timely and successful completion of these projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

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
Forward-Looking Statements
      Except for the historical information contained herein, the matters addressed in this annual report on Form 10-K constitute “forward-looking statements.” Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this annual report on Form 10-K, which could cause actual results to differ materially from those anticipated by the Company’s management. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
Risk Factors
      Our short and long-term success is subject to a variety of risks and uncertainties, many of which are beyond our control. Our stockholders and prospective stockholders should consider carefully the following risk factors, in addition to other information contained in this annual report on Form 10-K. Our actual results could differ materially from these anticipated in this report as a result of various factors, including those set forth below.

If we cannot successfully develop or obtain future products, our growth would be delayed.
      Our future growth will depend, in large part, upon our ability to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active research and development program involving compounds owned by us or licensed from others which we may commercially develop in the future. We are in clinical trials for Viramidine and pradefovir. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. It may be necessary for us to enter into other licensing arrangements, similar to our arrangements with Schering-Plough and Roche, with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.
      On January 20, 2005, we announced that we have completed enrollment in VISER 2, a Phase 3 trial for Viramidine. Phase 3 is the last phase in a multi-phase clinical evaluation that may lead to the filing of a New Drug Application. There can be no assurance that our clinical trials for Viramidine will be successful, that we will be granted approval to market Viramidine for the indication we are seeking or that Viramidine will be a commercially successful product.
      A substantial amount of the value of Xcel Pharmaceuticals is attributed to retigabine, which is being developed as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine has completed Phase 2 studies and we expect to begin Phase 3 clinical trials in 2005. There can be no assurance that the clinical trials for retigabine will be successful, that we will be granted approval to market retigabine for the indication being sought or that retigabine will be a commercially successful product. If we do not obtain approval of retigabine, significant anticipated benefits of the Xcel acquisition, including revenue enhancements, would not be realized.

The introduction of generic products has significantly impacted ribavirin royalties and may negatively impact our ability to finance research and development activities.
      While ribavirin royalty revenues earned by us under our ribavirin license agreements with Schering-Plough and Roche have declined, they still represent an important source of revenues to us. Schering-Plough markets ribavirin for use in combination with its interferon product under the trade name “Rebetol” as a therapy for the treatment of hepatitis C and Roche markets ribavirin for use in combination with its interferon product under the name “Copegus.” Under the terms of their license agreements, Schering-Plough and Roche each have sole discretion to determine the pricing of ribavirin and the amount and timing of resources devoted to their respective marketing of ribavirin.
      Competition from generic pharmaceutical companies in the U.S. market has had a material negative impact on our royalty revenue beginning in 2004 by significantly reducing royalties payable to us by Schering-Plough and eliminating royalties payable to us by Roche in the U.S. market. Our research and development activities have historically been funded by the royalties received from Schering-Plough and Roche. Prospectively, substantially greater reliance on the profitability of the specialty pharmaceutical business will be required.
      Although our financial planning has included an expectation of the erosion of royalty revenue due to generic competition for ribavirin in the United States, a greater-than-expected erosion of royalties from the United States, or a significant decrease in royalties from expected levels for markets other than the United States, could negatively impact our ability to finance research and development and other activities.
      We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements. While we believe the Schering-Plough agreement specifies that we are to be reimbursed based on net sales as determined under an accrual basis, we have recently become aware that Schering-Plough may be calculating reimbursements based on a method under which returns are deducted as incurred rather than on an accrual basis. Based upon the information provided by Schering-Plough for the fourth quarter of 2004, Schering-Plough’s sales of Rebetol in the United States were negative. As a result of the uncertainty with royalties associated with sales of Rebetol in the United

States, a reserve has been established for negative royalties caused by negative sales of Rebetol in the United States; however, due to the limited information provided by Schering-Plough, there can be no assurance that such amounts will be adequate to cover additional negative royalty amounts in future periods.
      Various parties are opposing our ribavirin patents in actions before the European Patent Office, and we are responding to these oppositions. While data exclusivity for the combination therapies marketed by Schering-Plough and Roche is scheduled to continue in the major markets of the European Union until 2009 for Schering-Plough and 2012 for Roche, regulatory approvals and schemes may change and/or studies regarding ribavirin in combination with interferon may be replicated, allowing earlier introduction of generics into such markets should the patent opposition be successful.

If our focus on the development of Viramidine does not result in an approved and commercially successful product, our business will be adversely affected.
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
      In addition, we will need to obtain and maintain regulatory approval in order to market Viramidine. Even if Viramidine appears promising in large-scale Phase 3 clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market the product. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may suffer a significant reduction from planned revenue as a result.

As we develop and commercialize new products, we will have to incur a sizeable amount of research and development expenses to advance such products through the clinical trial and regulatory approval process. Such expenditures will have a negative effect on earnings and cash flows when incurred.
      As of March 2005, we are in clinical trials with three products, Viramidine, pradefovir and retigabine. These clinical trials require significant research and development expenditures. We completed enrollment of two Phase 3 studies being conducted for Viramidine in January 2005 and a Phase 2 study for pradefovir in November 2004. We expect that research and development expenses will increase in 2005 compared to 2004 as progress continues with the clinical trials of Viramidine and pradefovir. The increased amount of research and development expenses will negatively impact our earnings and cash flows. Additionally, retigabine is expected to begin Phase 3 clinical trials in 2005. We will incur significant additional research and development expenses in connection with Phase 3 studies for retigabine.

Third parties may be able to sell generic forms of our products or block our sales of our products if our intellectual property rights or data exclusivity rights do not sufficiently protect us; patent rights of third parties may also be asserted against us.
      Our success depends in part on our ability to obtain and maintain meaningful exclusivity protection for our products and product candidates in key markets throughout the world via patent protection and/or data exclusivity protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We will be able to protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, effectively maintained as trade secrets or are protected by data exclusivity. However, our currently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties from producing generic substitutes for our products. Lastly, data exclusivity schemes vary from country to country and may be limited or eliminated as governments seek to reduce pharmaceutical costs by increasing the speed and ease of approval of generic products.
      In order to protect or enforce patent and/or data exclusivity rights, we may initiate patent litigation against third parties, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property and data exclusivity actions are costly and divert technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceeding, resulting in a finding of non-infringement or invalidity of our patents, or a lack of protection via data exclusivity, may allow entry of generic substitutes for our products.
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
      The existence of a patent will not necessarily protect us from competition. Competitors may successfully challenge our patents, produce similar drugs that do not infringe our patents or produce drugs in countries that do not respect our patents. No patent can protect its holder from a claim of infringement of another patent. Therefore, our patent position cannot and does not provide an assurance that the manufacture, sale or use of products patented by us would not infringe a patent right of another.
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
      FDA approval must be obtained in the United States and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Numerous requirements must be satisfied, including preliminary testing programs on animals and subsequent clinical testing programs on humans, to establish product safety and efficacy. No assurance can be given that we will obtain approval in the United States, or any other country, of any application we may submit for the commercial sale of a new or existing drug or compound. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, or that those drugs or compounds will be commercially successful.
      The FDA and other regulatory agencies in other countries also periodically inspect manufacturing facilities both in the United States and abroad. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products, refusal to renew marketing applications, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent or delay us from obtaining future regulatory approvals or jeopardize existing approvals.

Difficulties with acquisitions could have a material adverse impact on our future growth.
      We intend to pursue a strategy of targeted expansion through the acquisition of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations. There can be no assurance that we will successfully complete or finance any future acquisition or investment or that any acquisitions that we do complete will be completed at prices or on terms that prove to be advantageous to us. Failure in integrating the operations of companies that we have acquired or may acquire in the future may have a material adverse impact on our future growth and success.

If competitors develop vaccines or more effective or less costly drugs for our target indications, our business could be seriously harmed.
      The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Viramidine and many of the drugs that we are attempting to discover will be competing with new and existing therapies. Many companies in the United States and abroad are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, Human Genome Sciences, Inc. submitted an investigational new drug application with the FDA in October 2000 and is currently conducting a Phase 2 human clinical trial of Albuferon for treatment of hepatitis C. If Albuferon or other therapies that do not incorporate the use of our products prove to be a more effective treatment for hepatitis C than the combination therapy involving ribavirin, then our royalty revenues from ribavirin could significantly decrease, and we may not realize any revenues from Viramidine. In addition, there are institutions engaged in research on the development of a vaccine to prevent hepatitis C. The availability of such a vaccine could have a material adverse effect on our revenues from sales of products treating hepatitis C.
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
      Products under development may include, but are not limited to:

•	Inferferons or immunomodulators being developed by Human Genome Sciences, Inc., InterMune, Inc., Intarcia Therapeutics, Inc., SciClone Pharmaceuticals, Inc., Anadys, and Coley Pharmaceuticals Group, Inc.;

•	IMPDH inhibitors being developed by Roche and Vertex Pharmaceuticals Incorporated; and

•	Protease or polymerase inhibitors being developed by Boehringer Ingelheim, Vertex Pharmaceuticals Incorporated, Schering-Plough, Wyeth/ Viropharma Inc. and Idenix Pharmaceuticals, Inc.
      In addition to the aforementioned corporations involved in HCV research and development, other companies engaged in HCV research activities similar to our research activities include Abbott Laboratories, Pfizer, Inc., GlaxoSmithKline plc, Merck & Co., Inc. and Novartis AG.

If our products are alleged to be harmful, we may not be able to sell them and we may be subject to product liability claims not covered by insurance.
      The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Using our drug candidates in clinical trials also exposes us to product liability claims. These risks will expand with respect to drugs, if any, that receive regulatory approval for commercial sale. Even if a drug were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim that effects other than those intended may result from our products. While to date no material adverse claim for personal injury resulting from allegedly defective products, including ribavirin, has been successfully maintained against us, a substantial claim, if successful, could have a material negative impact on us.

      In the event that anyone alleges that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. In addition, we may be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages. We currently do not have insurance against product liability risks for most of our commercially developed products. Insurance is expensive and, if we seek such insurance in the future, it may not be available on acceptable terms. Even if obtained, insurance may not fully protect us against potential product liability claims.
      We currently maintain clinical trial insurance in the major markets in which we conduct clinical trials. There is no assurance, however, that such insurance will be sufficient to cover all claims.

We are involved in various legal proceedings that could adversely affect us.
      We are involved in several legal proceedings, including those described in Note 13 of notes to the consolidated financial statements. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

Existing and future audits by, or other disputes with, taxing authorities may not be resolved favorably for us.
      Our income tax returns are currently subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, taxing authorities may not be resolved favorably for us. For instance, our U.S. tax returns for the period from 1997 to 2001 are currently being reviewed by the Internal Revenue Service. While we believe the review will not result in a material adjustment to reported results, there can be no assurance that the Internal Revenue Service’s findings will not have a material adverse effect on our reported effective tax rate and after-tax cash flows.
      In 1999, we restructured our operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, we intended to avail ourselves of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the inter-company transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with our timely filed 1999 U.S. Corporate Income Tax Return. We recently discovered that although it was clearly our intent to file the Gain Recognition Agreements and we have operated as if such filings had been submitted, our former management inadvertently omitted the Gain Recognition Agreements from our filing. In accordance with Treasury guidelines, a formal request has been made to the Internal Revenue Service to rule that reasonable cause existed for the failure to provide these agreements. While we are still evaluating the underlying values of the stock contributed, if the requested relief were to be denied and the matter could not otherwise be resolved favorably with the Internal Revenue Service, we believe there would be no near-term cash impact as the gain would likely offset a substantial portion of our accumulated tax loss carryforwards; however, the impact to net income in the period such obligation became probable would be material.

Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough.
      In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that they designate prior to our entering into Phase 2 clinical trials and a right for first/ last refusal to license various compounds we may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/ last refusal if we elected to license it to a third party. In addition, the agreement provides for certain other disclosures about our research and development activities. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreements we ultimately enter into for these rights may be impacted by our agreement with Schering-Plough. A commercialization partner other than Schering-Plough might have otherwise been preferable due to that potential partner’s strength in a given disease area or geographic region or for other reasons.

We are subject to uncertainty related to health care reform measures and reimbursement policies.
      The levels at which government authorities, private health insurers, HMOs and other organizations reimburse the costs of drugs and treatments related to those drugs will have an effect on the successful commercialization of our drug candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. If reimbursement is not available or is available only to limited levels, we may not be able to obtain a satisfactory financial return on the manufacture and commercialization of existing and any future drugs. Consequently, significant uncertainty exists as to the reimbursement status of approved health care products. Third-party payors may not establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development or our continued manufacture and sale of existing drug products.

If our nucleoside analog library is destroyed because of an earthquake or other disaster, our research and development program may be seriously harmed.
      The laboratory books and the compounds that comprise our nucleoside analog library are all located at our headquarters in Costa Mesa, California, near areas where earthquakes have occurred in the past.
      There are duplicate copies of laboratory books off-premises, but there are no backup copies of the product candidates we are currently developing. No duplicate copies of our nucleoside analog library exist because making copies would be prohibitively expensive and the library has not been moved off-site because our scientific staff is currently in the process of screening it. Our ability to develop potential product candidates from our nucleoside analog library would be significantly impaired if these compounds were destroyed in an earthquake, fire or other disaster. Any insurance we maintain may not be adequate to cover our losses.

Dependence on key personnel leaves us vulnerable to a negative impact if they leave.
      We believe that our continued success will depend to a significant extent upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on us.
      In addition, our research and development effort depends upon the principal members of our scientific staff. Our success depends upon our ability to attract, train, motivate and retain qualified scientific personnel. Qualified personnel are in great demand throughout the biotechnology and pharmaceutical industries. We may not be able to attract additional personnel or retain existing employees.

Our third-party manufacturers’ failure to comply with FDA regulations could cause interruption of the manufacture of our products.
      We have contracted with third parties to manufacture some of our drug products, including products under the rights acquired from other pharmaceutical companies. Our manufacturers are required to adhere to current good manufacturing (“cGMP”) regulations enforced by the FDA or similar regulations required by regulatory agencies in other countries. Compliance with the FDA’s cGMP requirements applies to both drug products seeking regulatory approval and to approved drug products. The manufacturing facilities of our contract manufacturers must be inspected and found to be in full compliance with cGMP standards before approval for marketing. Contract manufacturers of our approved products are subject to ongoing regulation by the FDA, including compliance with cGMP requirements.
      Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and obtain approval for our products on a timely and competitive basis, if at all. Failure for our contract manufacturers to comply with cGMP regulations can result in enforcement action by the FDA, including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution. In addition, delays or difficulties with our contract manufacturers in producing, packaging, or distributing our products could adversely affect the sales of our current products or introduction of other products.

      Schering-Plough manufactures and sells ribavirin under license from us. In May 2002, Schering-Plough signed a consent decree of permanent injunction with the FDA, agreeing to measures to assure that the drug products manufactured at their Puerto Rico plant are made in compliance with FDA’s current good manufacturing practice regulations. While Schering-Plough has advised us that the deficiencies were not specifically applicable to the production of ribavirin, the consent decree covers the facility producing ribavirin. Schering-Plough’s ability to manufacture and ship ribavirin could be affected by temporary interruption of some production lines to install system upgrades and further enhance compliance, and other technical production and equipment qualification issues. If the FDA is not satisfied with Schering-Plough’s compliance under the consent decree, the FDA could take further regulatory actions against Schering-Plough, including the seizure of products, an injunction against further manufacture, a product recall or other actions that could interrupt production of ribavirin. Interruption of ribavirin production for a sustained period of time could materially reduce our royalty revenue.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.
      We conduct a significant portion of our business outside the United States. Including ribavirin royalties, approximately 81% and 78% of our revenue was generated outside the United States during the year ended December 31, 2004 and 2003, respectively. We sell our pharmaceutical products in 128 countries around the world and employ approximately 4,300 individuals in countries other than the United States. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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
      In addition, we depend on patent law and data exclusivity to keep generic products from reaching the market before we have obtained our targeted return on our investment in the discovery and development of our products. In assessing whether we will invest in any development program, or license a product from a third party, we assess the likelihood of patent and/or data exclusivity under the laws and regulations then in effect. If those schemes significantly change in a large market, or across many smaller markets, our ability to protect our investment may be adversely affected.

      Appropriate tax planning requires that we consider the current and prevailing national and local tax laws and regulations, as well as international tax treaties and arrangements that we enter into with various government authorities. Changes in national/local tax regulations, or changes in political situations may limit or eliminate the effects of our tax planning.

Due to the large portion of our business conducted outside the United States, we have significant foreign currency risk.
      We sell products in many countries that are susceptible to significant foreign currency risk. In some of these markets we sell products for U.S. Dollars. While this eliminates our direct currency risk in such markets, it increases our credit risk because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase our products in United States Dollars. In 2004, we entered into foreign currency hedge arrangements to hedge a portion of our exposure against variability in the Euro. We continue to evaluate the possibility of entering into additional hedge arrangements.

We are subject to price control restrictions on our pharmaceutical products in the majority of countries in which we operate.
      There is a risk that other jurisdictions may enact price control restrictions, and that the restrictions that currently exist may be increased. A significant portion of the sales of our products are in Europe, a market in which price increases are controlled, and in some instances, reductions are imposed. Our future sales and gross profit could be materially adversely affected if we are unable to obtain appropriate price increases, or if our products are subject to price reductions.

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds.
      We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. In the event of contamination or injury, we could be held liable for damages that result. Any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with, or any potential violation of, these laws and regulations could be significant. Any insurance we maintain may not be adequate to cover our losses.

Our stockholder rights plan and anti-takeover provisions of our charter documents could provide our board of directors with the ability to delay or prevent a change in control of us.
      Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law provides our board of directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. We seek to manage our foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in U.S. Dollars and through operational means by managing local currency revenues in relation to local currency costs. We are currently taking steps to mitigate the impact of foreign currency on the income statement, which include hedging our foreign currency exposure. In March and June 2004, we entered into foreign currency hedge transactions to reduce our exposure to variability in the Euro.
      In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At December 31, 2004, the fair value of our financial instruments was as follows (in thousands):

		Assets (Liabilities)
	Notional/
	Contract	Carrying	Fair
Description	Amount	Value	Value

Forward contracts	$44,760	$(5,630)	$(5,630)
Interest rate swaps	150,000	(1,167)	(1,167)
Outstanding debt	780,000	(780,000)	(836,000)
      We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At December 31, 2004, we had $14,548,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of our 7.0% Senior Notes. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2004 pretax earnings. In addition, we had $780,000,000 of fixed rate debt as of December 31, 2004, that requires U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar. However, the increase of a 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $47,000,000 as of December 31, 2004.
      We estimated the sensitivity of the fair value of our derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. Dollar against the Euro at December 31, 2004. Based on a current fair value of our derivative foreign exchange contracts of $5,630,000, the analysis showed that a 10% strengthening of the U.S. Dollar would have resulted in a loss from a fair value change of $1,054,000 and a 10% weakening of the U.S. Dollar would have resulted in a loss from a fair value change of $11,223,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Item 8.	Financial Statements and Supplementary Data
Quarterly Financial Data
      Following is a summary of quarterly financial data for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

	(Unaudited)
2004
Revenues	$157,702		$170,368		$166,432		$188,018
Gross profit on product sales	85,613		101,696		101,835		116,636
Income (loss) from continuing operations	(10,512	)(a)	(27,325	)(c)(d)	(8,536	)(c)	(89,880	)(b)
Income (loss) from discontinued operations, net	(3,061)		(13,966	)(e)	(7,365)		(9,152)
Net income (loss)	(13,573)		(41,291)		(15,901)		(99,032)
Basic earnings (loss) per share from continuing operations	(0.12)		(0.32)		(0.10)		(1.07)
Discontinued operations, net of tax	(0.04)		(0.17)		(0.09)		(0.11)
Basic earnings (loss) per share — net income (loss)	(0.16)		(0.49)		(0.19)		(1.18)
Diluted earnings (loss) per share from continuing operations	(0.12)		(0.32)		(0.10)		(1.07)
Discontinued operations, net of tax	(0.04)		(0.17)		(0.09)		(0.11)
Diluted earnings (loss) per share — net income (loss)	$(0.16)		$(0.49)		$(0.19)		$(1.18)
2003
Revenues	$158,717		$183,487		$167,507		$176,242
Gross profit on product sales	68,896		84,212		89,651		91,043
Income (loss) from continuing operations	13,221		17,438		(98,511	)(a)	2,866	(f)
Income (loss) from discontinued operations, net	449		(2,567)		16,110		(4,646)
Net income (loss)	13,670		14,871		(82,401)		(1,780)
Basic earnings (loss) per share from continuing operations	0.16		0.21		(1.18)		0.04
Discontinued operations, net of tax	—		(0.03)		0.19		(0.06)
Basic earnings (loss) per share — net income (loss)	0.16		0.18		(0.99)		(0.02)
Diluted earnings (loss) per share from continuing operations	0.16		0.21		(1.18)		0.03
Discontinued operations, net of tax	—		(0.03)		0.19		(0.05)
Diluted earnings (loss) per share — net income (loss)	$0.16		$0.18		$(0.99)		$(0.02)

(a)	In February 2004, we acquired from Amarin Corporation, plc its United States-based subsidiary, Amarin, and all of that subsidiary’s United States product rights. The total consideration paid for Amarin was $40,000,000. In August 2003, we repurchased the 20% publicly held minority interest in Ribapharm for an aggregate total purchase price of $207,658,000. In connection with these acquisitions, we expensed $11,386,000 and $384,000 in the first and second quarter of 2004, respectively, and $117,609,000 in the third quarter of 2003 associated with acquired in-process research and development on projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

(b)	During the fourth quarter of 2004, we recorded a valuation allowance of $95,648,000 against our deferred tax asset to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits.

(c)	In May and July 2004, we repurchased $326,001,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $5,898,000 and $13,994,000 in the second and third quarter of 2004, respectively.

(d)	In the second quarter of 2004, we incurred an expense of $20,185,000 related to the manufacturing and rationalization plan. The manufacturing sites were tested for impairment in the second quarter of 2004, resulting in impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded impairment charges of $18,000,000 and severance charges of $2,185,000 in the second quarter of 2004.

(e)	In the second quarter of 2004, we recorded an additional environmental charge of $16,000,000, which is included in loss from discontinued operations, related to environmental contamination that has been identified in the soil under a facility built by us that housed operations of our discontinued Biomedicals division.

(f)	In November 2003, we completed an offering of $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 and $240,000,000 aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013. We used proceeds from this offering to retire $139,589,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008, resulting in a loss on early extinguishment of debt of $12,803,000. In December 2003, we issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
December 31, 2004
      The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Valeant Pharmaceuticals International:
      We have completed an integrated audit of Valeant Pharmaceuticals International’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 in Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and as a result changed its method of accounting for goodwill.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2005

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands, except par
	value data)
ASSETS
Current Assets:
Cash and cash equivalents	$222,590	$410,019
Marketable securities	238,918	463,962
Accounts receivable, net	171,860	162,402
Inventories, net	112,250	91,906
Prepaid expenses and other current assets	25,049	29,450

Total current assets	770,667	1,157,739
Property, plant and equipment, net	233,258	241,016
Deferred tax assets, net	—	12,551
Goodwill	20,499	13,282
Intangible assets, net	432,277	421,747
Other assets	41,280	50,738

Total non-current assets	727,314	739,334
Assets of discontinued operations	23,894	27,994

	$1,521,875	$1,925,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$48,713	$36,073
Accrued liabilities	122,297	109,373
Notes payable and current portion of long-term debt	929	1,343
Income taxes payable	20,266	14,962

Total current liabilities	192,205	161,751
Long-term debt, less current portion	793,139	1,119,802
Other liabilities	28,252	18,422

Total non-current liabilities	821,391	1,138,224
Liabilities of discontinued operations	32,056	19,731

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 84,219 (2004) and 83,185 (2003) shares outstanding (after deducting shares in treasury of 1,068 as of December 31, 2004 and 2003)	842	832
Additional capital	1,004,875	976,773
Accumulated deficit	(534,205)	(338,384)
Accumulated other comprehensive profit (loss)	4,711	(33,860)

Total stockholders’ equity	476,223	605,361

	$1,521,875	$1,925,067

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Product sales	$606,093	$518,471	$466,809
Ribavirin royalties	76,427	167,482	270,265

Total revenues	682,520	685,953	737,074

Costs and expenses:
Cost of goods sold (excluding amortization)	200,313	184,669	157,013
Selling expenses	196,567	166,707	164,103
General and administrative expenses	98,566	111,532	366,530
Research and development costs	92,496	45,286	49,531
Acquired in-process research and development	11,770	117,609	—
Restructuring charges	19,344	—	—
Amortization expense	59,303	38,577	30,661

Total costs and expenses	678,359	664,380	767,838

Income (loss) from operations	4,161	21,573	(30,764)
Other income, net, including translation and exchange	141	4,727	8,707
Gain on sale of subsidiary stock	—	—	261,937
Loss on early extinguishment of debt	(19,892)	(12,803)	(25,730)
Interest income	12,432	8,888	5,644
Interest expense	(49,265)	(36,145)	(42,856)

Income (loss) from continuing operations before income taxes and minority interest	(52,423)	(13,760)	176,938
Provision for income taxes	83,597	39,463	74,963
Minority interest, net	233	11,763	17,730

Income (loss) from continuing operations	(136,253)	(64,986)	84,245
Income (loss) from discontinued operations	(33,544)	9,346	(197,288)
Cumulative effect of change in accounting principle	—	—	(21,791)

Net loss	$(169,797)	$(55,640)	$(134,834)

Basic income (loss) per share:
Income (loss) from continuing operations	$(1.62)	$(0.78)	$1.01
Discontinued operations	(0.40)	0.11	(2.37)
Cumulative effect of change in accounting principle	—	—	(0.26)

Basic net loss per share	$(2.02)	$(0.67)	$(1.62)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(1.62)	$(0.78)	$1.00
Discontinued operations	(0.40)	0.11	(2.35)
Cumulative effect of change in accounting principle	—	—	(0.26)

Diluted net loss per share	$(2.02)	$(0.67)	$(1.61)

Shares used in per share computation:
Basic	83,887	83,602	83,279

Diluted	83,887	83,602	83,988

Dividends paid per share of common stock	$0.31	$0.31	$0.31

Dividends declared per share of common stock	$0.31	$0.31	$0.31

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

							Accumulated
	Preferred Stock		Common Stock				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Profit (Loss)	Total

	(In thousands)
Balance at December 31, 2001	—	$—	81,689	$817	$995,243	$(96,055)	$(89,288)	$810,717
Comprehensive income:
Net loss	—	—	—	—	—	(134,834)	—	(134,834)
Foreign currency translation adjustments	—	—	—	—	—	—	27,906	27,906
Unrealized loss on marketable equity securities and other	—	—	—	—	—	—	(6,295)	(6,295)

Total comprehensive loss								(113,223)
Exercise of stock options	—	—	860	9	13,481	—	—	13,490
Stock options exchanged for common stock	—	—	307	3	2,965	—	—	2,968
Tax benefit of stock options exercised	—	—	—	—	6,649	—	—	6,649
Stock compensation	—	—	235	2	9,004	—	—	9,006
Repurchase of common stock	—	—	(1,146)	(11)	(31,944)	—	—	(31,955)
Issuance of common stock in connection with acquisitions	—	—	2,121	21	31,937	—	—	31,958
Dividends	—	—	—	—	—	(25,920)	—	(25,920)

Balance at December 31, 2002	—	—	84,066	841	1,027,335	(256,809)	(67,677)	703,690
Comprehensive income:
Net loss	—	—	—	—	—	(55,640)	—	(55,640)
Foreign currency translation adjustments	—	—	—	—	—	—	34,759	34,759
Unrealized loss on marketable equity securities and other	—	—	—	—	—	—	(942)	(942)

Total comprehensive loss								(21,823)
Exercise of stock options	—	—	145	2	1,724	—	—	1,726
Tax effect on stock options exercised, net	—	—	—	—	(3,657)	—	—	(3,657)
Stock compensation	—	—	42	—	1,940	—	—	1,940
Common stock received for assets	—	—	(895)	(9)	(15,197)	—	—	(15,206)
Common stock received in settlement of note receivable	—	—	(173)	(2)	(207)	—	—	(209)
Convertible note hedge	—	—	—	—	(42,880)	—	—	(42,880)
Issuance of stock options in connection with Ribapharm acquisition	—	—	—	—	7,715	—	—	7,715
Dividends	—	—	—	—	—	(25,935)	—	(25,935)

Balance at December 31, 2003	—	—	83,185	832	976,773	(338,384)	(33,860)	605,361
Comprehensive income:
Net loss	—	—	—	—	—	(169,797)	—	(169,797)
Foreign currency translation adjustments	—	—	—	—	—	—	43,343	43,343
Unrealized loss on marketable equity securities and other	—	—	—	—	—	—	(4,772)	(4,772)

Total comprehensive loss								(131,226)
Exercise of stock options	—	—	839	8	10,611	—	—	10,619
Employee stock purchase plan	—	—	195	2	2,871	—	—	2,873
Tax effect on stock options exercised, net	—	—	—	—	12,548	—	—	12,548
Stock compensation	—	—	—	—	2,072	—	—	2,072
Dividends	—	—	—	—	—	(26,024)	—	(26,024)

Balance at December 31, 2004	—	$—	84,219	$842	$1,004,875	$(534,205)	$4,711	$476,223

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(136,253)	$(64,986)	$84,245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87,138	64,807	53,919
Provision for losses on accounts receivable and inventory obsolescence	6,371	6,856	6,011
Translation and exchange (gains) losses, net	(141)	(4,727)	(8,707)
Other non-cash items	3,416	5,360	55,961
Property, plant and equipment impairment charges	18,000	—	—
Write-off of acquired in-process R&D	11,770	117,609	—
Deferred income taxes	40,035	13,695	22,612
Minority interest	(233)	11,763	17,730
Gain on sale of subsidiary stock	—	—	(261,937)
Loss on extinguishment of debt	19,892	12,803	25,730
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(3,303)	60,167	4,263
Inventories	(16,293)	44	1,629
Prepaid expenses and other assets	1,294	(7,451)	(22,131)
Trade payables and accrued liabilities	5,307	(53,985)	49,874
Income taxes payable	4,256	28,701	(8,268)
Other liabilities	(5,238)	(15,051)	10,068

Cash flow from operating activities in continuing operations	36,018	175,605	30,999
Cash flow from operating activities in discontinued operations	(18,100)	13,543	(8,469)

Net cash provided by operating activities	17,918	189,148	22,530

Cash flows from investing activities:
Capital expenditures	(26,613)	(17,606)	(19,420)
Proceeds from sale of assets	12,088	1,256	1,526
Proceeds from sale of subsidiary stock	—	—	276,611
Proceeds from investments	1,173,251	335,534	715
Purchase of investments	(947,371)	(755,034)	(42,821)
Acquisition of license rights, product lines and businesses	(76,284)	(192,923)	(37,164)

Cash flow from investing activities in continuing operations	135,071	(628,773)	179,447
Cash flow from investing activities in discontinued operations	4,137	104,615	69

Net cash provided by (used in) investing activities	139,208	(524,158)	179,516

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	—	714,926	686
Payments on long-term debt and notes payable	(342,157)	(158,920)	(273,754)
Proceeds from issuance of stock	13,492	1,726	13,490
Repurchase of common stock	—	—	(31,955)
Dividends paid	(25,884)	(26,005)	(25,520)

Cash flow from financing activities in continuing operations	(354,549)	531,727	(317,053)
Cash flow from financing activities in discontinued operations	—	(362)	(1,021)

Net cash (used in) provided by financing activities	(354,549)	531,365	(318,074)

Effect of exchange rate changes on cash and cash equivalents	9,210	3,450	1,902

Net increase (decrease) in cash and cash equivalents	(188,213)	199,805	(114,126)
Cash and cash equivalents at beginning of year	410,932	211,127	325,253

Cash and cash equivalents at end of year	222,719	410,932	211,127
Cash and cash equivalents classified as part of discontinued operations	(129)	(913)	(8,480)

Cash and cash equivalents of continuing operations	$222,590	$410,019	$202,647

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Organization and Summary of Significant Accounting Policies
      Organization: Valeant Pharmaceuticals International (“Valeant”, formerly known as ICN Pharmaceuticals Inc.) and its subsidiaries (collectively, the “Company”) is a global, research-based, specialty pharmaceutical company that discovers, develops, manufactures, and markets a broad range of pharmaceutical products. In addition, the Company generates royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).
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
      Cash and Cash Equivalents: Cash equivalents include repurchase agreements, certificates of deposit, money market funds and municipal debt securities which have maturities of three months or less. For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these investments. At December 31, 2004 and 2003, cash equivalents totaled $179,938,000 and $158,686,000, respectively.
      Marketable Securities: The Company invests in investment grade securities and classifies these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of December 31, 2004, the fair market value of these securities approximates cost. Included in marketable securities is restricted cash of $8,460,000 related to collateral on foreign currency hedges as of December 31, 2004.
      Allowance for Doubtful Accounts: The Company evaluates the collectiblity of its receivables on a regular basis. The allowance is based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect our future collections experience.
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
      Property, Plant and Equipment: Property, plant and equipment are stated at cost. The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings are depreciated up to 40 years, machinery and equipment are depreciated from 3-10 years, furniture and fixtures from 5-10 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss in included in income. The Company, from time to time as circumstances warrant, evaluates the carrying value of property, plant and equipment. In evaluating property, plant and equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers. In the year ended December 31, 2004, the Company recorded an impairment charge of $18,000,000 on certain of its manufacturing sites. See Note 4.
      Acquired In-Process Research and Development: In the years ended December 31, 2004 and 2003, the Company incurred an expense of $11,770,000 and $117,609,000, respectively, associated with acquired in-process research and development (“IPR&D”) related to the acquisition of Amarin Pharmaceuticals, Inc. (“Amarin”) and all of that subsidiary’s U.S. product rights in 2004 and the acquisition of the minority interest of Ribapharm in 2003. Amounts expensed as IPR&D represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. Differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an unamortizable intangible asset.
      With regard to Amarin, the amount expensed as IPR&D represents an estimate of the fair value of Zelapar® based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 66%). The estimated after-tax cash flows (using a tax rate of 40%) were then discounted to a present value using a discount rate of 20%, reflecting the Company’s estimated risk adjusted after tax weighted average cost of capital for its industry. The Zelapar studies were completed in 2004 and, if successful, revenue for Zelapar will commence in 2005.
      With regard to Ribapharm, the estimated fair value of these projects was based on the use of discounted cash flow model (based on an estimate of future sales and an average gross margin of 85%). For each project, the estimated after-tax cash flows (using a tax rate of 25%) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate of 25% is the Company’s estimate of the effective tax rate for acquisitions of similar type of assets. These cash flows were then discounted to a present value using a discount rate of 15%, which is the Company’s after tax weighted average cost of capital. The Company then risk adjusted the cash flows for each project. In addition, solely for the purposes of estimating the fair value of these IPR&D projects as of August 25, 2003, the following assumptions were made:

Future research and development costs of approximately $150,000,000 would be incurred to complete the IPR&D projects. These future costs are primarily for Phase 3 testing of Viramidine and Phase 2 and 3 testing of Pradefovir (formerly referred to as remofovir).

The IPR&D projects, which were in various stages of development from Phase 1 to Phase 2 clinical trials, are expected to reach completion by the end of 2006.
      The major risks and uncertainties associated with the timely and successful completion of these projects consists of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$25,332,000, which was offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle in the year ended December 31, 2002.
      During the year ended December 31, 2004, the Company recorded impairment charges of $4,797,000 primarily related to products sold in Italy for which the patent life was reduced by a decree by the Italian government. The Company evaluated the intangible assets by comparing the carrying value of each intangible asset to their fair value, as determined using discounted cash flows analysis.
      Revenue Recognition: The Company recognizes revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to the Company’s direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. The Company uses third-party data to estimate the level of product inventories, expiration dating, and product demand at the Company’s major wholesalers. Based upon this information, adjustments are made to the accrual if deemed necessary. Actual results could be materially different from the Company’s estimates, resulting in future adjustments to revenue. The Company conducts a review of the current methodology and assesses the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.
      The Company earns ribavirin royalties as a result of sale of product rights and technologies to third parties. Ribavirin royalties are earned at the time the products subject to the royalty are sold by the third party and is reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period. The Company relies on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to it under the royalty agreements. While the Company believes the Schering-Plough agreement specifies that it is to be reimbursed based on net sales as determined under an accrual basis, the Company has recently become aware that Schering-Plough may be calculating reimbursements based on a method under which returns are deducted as incurred rather than on an accrual basis. Based upon the information provided by Schering-Plough for the fourth quarter of 2004, Schering-Plough’s sales of Rebetol in the United States were negative. A reserve has been established for negative royalties caused by negative sales of Rebetol in the United States; however, due to the limited information provided by Schering-Plough, there can be no assurance that such amounts will be adequate to cover additional negative royalty amounts in future periods.
      Foreign Currency Translation: The assets and liabilities of the Company’s foreign operations are translated at end of period exchange rates. Revenues and expenses are translated at the weighted average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into United States Dollars are accumulated in stockholders’ equity.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company’s Board of Directors declared a quarterly cash dividend of $0.0775 per share for each fiscal quarter of 2004, 2003 and 2002. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.
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
      Had compensation cost for the Incentive Plan been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	2004	2003	2002

Net loss as reported	$(169,797)	$(55,640)	$(134,834)
Compensation costs related to the Company’s employee stock compensation plan, net of tax	96	—	38,068
Stock based employee compensation expense determined under fair value based method, net of related tax effects	(13,218)	(3,886)	(26,000)

Pro forma net loss	$(182,919)	$(59,526)	$(122,766)

Loss per share:
Basic — as reported	$(2.02)	$(0.67)	$(1.62)

Basic — pro forma	$(2.18)	$(0.71)	$(1.47)

Diluted — as reported	$(2.02)	$(0.67)	$(1.61)

Diluted — pro forma	$(2.18)	$(0.71)	$(1.46)

      Prior to April 2004, pro forma compensation expense has been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. Beginning in April 2004, the Company has calculated pro forma compensation expense for any stock options granted since that

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
time using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, because it was more representative of the Company’s expected exercising behavior. This change in accounting policy was not material to the pro forma disclosure.
      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
      Reclassifications: Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.
      Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.
      Based upon the Company’s re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments on the accompanying consolidated balance sheet as of December 31, 2003. This resulted in a reclassification from cash and cash equivalents to short-term investments of $463,962,000 on the December 31, 2003 consolidated balance sheet. In addition, purchases of short-term and long-term investments and sales of short-term investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available-for-sale” and are reported at fair value in the Company’s consolidated balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.
      New Accounting Pronouncements: In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued FSP EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1 until such time as the FASB issues further implementation guidance. Adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of SFAS No. 151 on our consolidated financial statements.
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No 123R in the third quarter of fiscal 2005, beginning July 1, 2005. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have an impact on its consolidated results of operations and earnings per share. If the Company retains its current method of valuing and expensing options as previously reported in its pro forma disclosures required by SFAS No. 123, the Company estimates that pretax compensation expense for fiscal 2005 will total approximately $8,000,000.

2.	Acquisitions
      Amarin Pharmaceuticals, Inc.: On February 25, 2004, the Company acquired from Amarin Corporation, plc (“Amarin plc”) its U.S.-based subsidiary (“Amarin”) and all of its U.S. product rights (the “Amarin Acquisition”). Under the terms of the transaction, the Company acquired the rights to Amarin’s product portfolio, which includes Permax® and a primary care portfolio with a broad range of indications. The Company also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin has received an approvable letter from the Food and Drug Administration (“FDA”) for Zelapar, subject to the completion of two safety studies. These studies were completed and the Company filed the final results of these studies in late 2004. The Company paid $38,000,000 in cash at the closing for the Amarin acquisition.
      Subsequent to the Amarin Acquisition, the Company became aware of a significant amount of dated Amarin products in wholesaler channels. Under the terms of the original purchase agreement, Amarin plc was responsible for any excess inventory at wholesalers that existed at the date of acquisition. On September 27, 2004, the Company and Amarin plc entered into an amended purchase agreement (the “Amended Purchase Agreement”), which also revised certain milestone payments. Under the terms of the Amended Purchase Agreement, the Company is no longer obligated to pay up to $8,000,000 in milestone payments, but paid an additional $2,000,000, which the Company expensed as research and development in the third quarter of 2004 related to Amarin plc’s commitment to fund a portion of the Zelapar studies. The Company remains obligated to make the $10,000,000 milestone payment to the developer of Zelapar upon the attainment of specified sales thresholds. All other terms of the original purchase agreement remain substantially unchanged.
      The Amarin Acquisition has been accounted for using the purchase method of accounting, and Amarin’s results of operations have been included in the Company’s consolidated condensed financial statements from the date of acquisition. Allocation of the purchase price for the Amarin Acquisition is based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. The acquired intangible

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets are being amortized using an estimated useful life of seven years. Amounts allocated to goodwill are deductible for tax purposes. Pro forma results are not presented as the acquisition did not materially affect the Company’s results of operations.
      The components of the purchase price allocation for the Amarin Acquisition is as follows (in thousands):

Purchase price:
Cash paid	$38,000
Amount payable	2,000
Transaction costs	2,811
Less: Cash acquired	(601)

$42,210

Allocation:
Current assets	$2,642
Prepaid research and development	2,000
Property, plant, and equipment	205
Acquired intangible assets	37,113
Goodwill	7,180
Acquired IPR&D	11,770
Other liabilities assumed	(18,700)

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
      Ribapharm: In April 2002, the Company completed an underwritten public offering of 29,900,000 shares of common stock, par value $0.01 per share, of Ribapharm, previously a wholly-owned subsidiary, representing 19.93% of the total outstanding common stock of Ribapharm (the “Ribapharm Offering”). In connection with the Ribapharm Offering, the Company received net cash proceeds of $276,611,000 and recorded a gain on the sale of Ribapharm’s stock of $261,937,000, net of offering costs.
      In connection with the Ribapharm Offering, the Company paid cash bonuses to its officers, directors and employees totaling $47,839,000 in April 2002. The Company is seeking to recover a portion of these bonuses (See Note 13 Commitments and Contingencies — Derivative Actions). Additionally, the Company paid other professional fees of $13,000,000 related to the structuring of Ribapharm in April 2002. These amounts are included in the Company’s statements of income in general and administrative expenses.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The components of the purchase price allocation for the Ribapharm Acquisition is as follows (in thousands):

Purchase price:
Cash paid	$186,879
Fair value of the Company’s options issued	10,415
Transaction costs	10,364

$207,658

Allocation:
In-process research and development	$117,609
Ribavirin license agreements	67,376
Unearned compensation	2,700
Goodwill	13,065
Minority interest	33,859
Deferred tax liability	(26,951)

$207,658

      The aggregate purchase price was allocated to identifiable intangible assets acquired based on estimates of fair value using a discounted cash flow model. The intangible asset related to the ribavirin license agreements with Schering-Plough and Roche is amortized using an estimated useful life of five years. Identifiable intangible assets related to Viramidine, pradefovir (formerly referred to as remofovir) and Levovirin totaled approximately $101,000,000, $12,000,000 and $5,000,000, respectively, and are expensed as in-process research and development as the technological feasibility of these assets has not occurred and there is no alternative future use. The Company recorded deferred compensation cost related to the unvested intrinsic value of the Company’s options issued in exchange for unvested Ribapharm options, which will be amortized over 3 1/2 years. The remaining excess of the aggregate purchase price over the fair value of the identifiable net assets acquired has been recognized as goodwill.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information presents the combined results of the Company and Ribapharm as if the acquisition had occurred at the beginning of each year presented (in thousands except per share information):

	Year Ended December 31,

	2003	2002

	(Unaudited)
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
      The above pro forma financial information excludes the acquired in-process research and development charge of $117,609,000 noted above and includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by Ribapharm related to the exchange offer for all Ribapharm outstanding publicly held shares. The expenses incurred by Ribapharm amounted to $4,544,000 in the year ended December 31, 2003.
      Xcel Pharmaceuticals, Inc.: On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 plus approximately $5,000,000 in expenses. Xcel’s portfolio consists of four products that are sold within the United States, and a late-stage clinical product candidate being developed for commercialization in all major markets. See Note 17 for a discussion of this acquisition.

3.	Discontinued Operations
      In the second half of 2002, the Company made a strategic decision to divest its Photonics business, Circe unit, Russian Pharmaceuticals segment, biomedicals segment and raw materials businesses and manufacturing facilities in Central Europe. The results of the discontinued businesses have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.
      In July 2004, the Company disposed of one of the raw materials business and manufacturing facility in Central Europe for net cash proceeds of $3,611,000. The Company recorded a net loss on disposal of discontinued operations of $1,522,000 related to the sale of this business in the year ended December 31, 2004. The Company is actively marketing for sale the remaining raw materials business and manufacturing facility in Central Europe.
      In September 2003, the Company sold the remaining assets of its biomedicals segment, Dosimetry, for gross cash proceeds of $58,000,000. The Company recorded a net gain on disposal of discontinued operations of $23,608,000, net of taxes of $15,526,000, related to the sale of Dosimetry in the year ended December 31, 2003.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2003, the Company sold its Russian Pharmaceuticals segment and certain assets of its biomedicals segment. The Company received gross proceeds of $55,000,000 in cash for the Russian Pharmaceuticals segment and received 727,990 shares of its common stock that was held by the purchaser, which had a fair market value of $12,369,000, for the assets of its biomedicals segment. The Company recorded a net loss on disposal of discontinued operations of $8,158,000, net of a tax benefit of $10,161,000, related to the sale of these businesses in the year ended December 31, 2003.
      The Company disposed of its Photonics business in two stages. First, it discontinued the medical services business in September 2002. Second, the Company sold the laser device business in March 2003 for approximately $505,000. In addition, the Company disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.
      Summarized selected financial information for discontinued operations including assets held for sale for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002

Revenue	$17,474	$117,467	$221,926

Income (loss) before income taxes	$(28,994)	$4,367	$(41,118)
Income tax provision (benefit)	—	1,603	(3,840)

Income (loss) from discontinued operations, net	(28,994)	2,764	(37,278)

Income (loss) on disposal of discontinued operations	(4,550)	10,474	(208,203)
Income tax provision (benefit)	—	3,892	(48,193)

Income (loss) on disposal of discontinued operations, net	(4,550)	6,582	(160,010)

Income (loss) from discontinued operations	$(33,544)	$9,346	$(197,288)

      The assets and liabilities of discontinued operations including assets held for sale are stated separately as of December 31, 2004 and 2003 on the accompanying consolidated balance sheets. The major assets and liabilities categories are as follows (in thousands):

	December 31,

	2004	2003

Cash	$129	$913
Accounts receivable, net	3,352	6,422
Inventories, net	12,624	10,756
Property, plant and equipment, net	3,659	8,671
Other assets	4,130	1,232

Assets of discontinued operations	$23,894	$27,994

Accounts payable	$2,042	$3,127
Accrued liabilities	22,932	13,498
Other liabilities	7,082	3,106

Liabilities of discontinued operations	$32,056	$19,731

      Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of its discontinued Biomedicals division and is currently vacant. Remediation of the site will likely involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that the Company can

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. In July 2004, preliminary supplemental site characterization information was received. As a result of this information, the Company recorded an additional environmental charge of $16,000,000, which is included in loss from discontinued operations for the year ended December 31, 2004. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $21,475,000 and $5,033,000 as of December 31, 2004 and 2003, respectively, and are included in the liabilities of discontinued operations. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of December 31, 2004 cannot be reasonably estimated.

4.	Manufacturing Restructuring
      During the third quarter of 2003, the Company approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, which will result in the closing of ten of the Company’s manufacturing sites (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan includes a refocus of the Company’s international operations to improve profitability and achieve greater operating efficiencies. The Company has made significant progress towards its plans of disposing of certain manufacturing sites and is currently actively marketing the sites to prospective buyers. The sites were reassessed for impairment in the second quarter of 2004 because we accelerated our plan of disposing of the sites. The impairment analysis resulted in impairment of asset value on three of the sites. Accordingly, the Company wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the year ended December 31, 2004. In addition to the impairment charge, the Company recorded $1,344,000 in restructuring and impairment charges related to severance for the year ended December 31, 2004. These restructuring charges are recorded as a component of costs and expenses in the consolidated condensed statement of income. The Company will continue to depreciate the remaining sites until the facility closures are complete. The Company intends to dispose of the remaining manufacturing plants by selling each to a buyer who we believe will continue to operate the plant, including the assumption of employee obligations. However, the Company may not locate a buyer for each such manufacturing plant, which would require the Company to close certain of these manufacturing plants and incur additional severance charges. During the fourth quarter of 2004, the Company sold its manufacturing site in Spain and entered into an agreement to sell a manufacturing site in Mexico.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Non-recurring and Other Unusual Charges
      The Company recorded $239,965,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the year ended December 31, 2002. There were no significant non-recurring and other unusual charges included in general and administrative expenses in the years ended December 31, 2004 and 2003. The following is a summary of the non-recurring and other unusual charges (in thousands):

2002

Compensation costs related to the Company’s employee stock compensation plan	$61,400
Severance and related costs	54,216
Long-term incentive plan compensation costs	12,022
Executive and director bonuses paid in connection with the Ribapharm Offering (Note 2)	47,839
Professional fees related to Ribapharm (Note 2)	13,000
Write-off of capitalized offering costs	18,295
Asset impairments	15,045
Costs incurred in the Company’s proxy contest	9,850
Environmental remediation and related expenses	8,298

$239,965

      As a result of the May 29, 2002 Annual Meeting of Stockholders, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to the Board of Directors. Under the terms of employment agreements with some key executives, a long-term stock incentive plan and the Option Plan, the results of the 2002 election, together with the results of the 2001 election, constituted a change of control (the “Change of Control”).
      Under the terms of a long-term incentive plan, all restricted stock awards vested immediately upon the Change of Control on June 11, 2002. As a result, compensation expense of $12,022,000 was recorded in the year ended December 31, 2002.
      The Company’s Amended and Restated 1998 Stock Option Plan (the “1998 Option Plan”) provided that all options immediately vested and that an option holder had sixty days following the Change of Control to elect to surrender his or her nonqualified options to the Company for a cash payment to the excess of the highest closing market price of the stock during the 90 days preceding the Change of Control, which was $32.50 per share, or the closing market price on the day preceding the date of surrender, whichever is higher, over the exercise price for the surrendered options. During the year ended December 31, 2002, the Company recorded a charge of $61,400,000 related to the cash payment obligation under the Option Plan.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

6.	Concentrations of Credit Risk
      The Company is exposed to concentrations of credit risk related to its cash deposits and marketable securities. The Company places its cash and cash equivalents with respected financial institutions. The Company’s cash and cash equivalents and marketable securities totaled $461,508,000 and $873,981,000, at December 31, 2004 and 2003, respectively, which are held in time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions. The Company is also exposed to credit risk related to its receivable from Schering-Plough and Roche, which totaled $17,329,000 and $36,690,000 at December 31, 2004 and 2003, respectively.

7.	Income Taxes
      The components of income (loss) from continuing operations before minority interest for each of the years ended December 31, 2004, 2003 and 2002 consists of the following (in thousands):

	2004	2003	2002

Domestic	$(143,311)	$(102,225)	$113,806
Foreign	90,888	88,465	63,132

	$(52,423)	$(13,760)	$176,938

      The income tax provision for each of the years ended December 31, 2004, 2003 and 2002 consists of the following (in thousands):

	2004	2003	2002

Current
Federal	$(1,956)	$1,423	$20,626
State	24	1,858	1,164
Foreign	32,991	33,746	24,177

	31,059	37,027	45,967

Deferred
Federal	$45,529	$9,286	$25,620
State	(292)	(1,304)	295
Foreign	7,301	(5,546)	3,081

	52,538	2,436	28,996

	$83,597	$39,463	$74,963

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate due to the following:

	2004	2003	2002

Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates	(2)	(5)	3
Ribapharm Acquisition expenses	—	2	—
Change in valuation allowance	(209)	(1)	4
Net operating loss adjustments	—	5	—
State tax and other, net	17	2	—

Effective rate, excluding IPR&D	(159)	38	42
IPR&D	—	(325)	—

Effective rate	(159)%	(287)%	42%

      The Company’s effective tax rate for the year ended December 31, 2004 was significantly affected by an increase in the valuation allowance to recognize the uncertainty of realizing the benefits of the United States net operating losses and research credits. Pre-tax losses resulting from restructuring and impairment charges of $19,344,000 and a European work force reduction charge of $4,262,000, for which the Company recorded a minimal tax benefit of $1,451,000 (6%) also affected the effective tax rate. This minimal tax benefit reflects uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, in the year ended December 31, 2004, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico relating to tax years 1998 and 1999.
      The primary components of the Company’s net deferred tax asset at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Deferred tax assets:
NOL carryforwards	$111,782	$58,815
Inventory and other reserves	11,931	15,587
Tax credit carryforwards	12,966	7,136
Other	12,136	7,572
Valuation allowance	(122,154)	(20,509)

Total deferred tax asset	26,661	68,601

Deferred tax liabilities:
Foreign fixed assets and other	(16,321)	(9,202)
Intangibles	(22,189)	(31,261)

Total deferred tax liability	(38,510)	(40,463)

Net deferred tax (liability) asset	$(11,849)	$28,138

      In 2004, the valuation allowance primarily relates to United States and foreign net operating losses. In 2003, the valuation allowance primarily related to foreign net operating losses and to reduce the benefit from the exercise of stock options included in the net operating loss carryforward.
      At December 31, 2004, the Company had U.S. federal, state and foreign net operating losses of approximately $250,295,000, $164,335,000 and $70,033,000, respectively. In 2008, $19,289,000 of the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s U.S. federal net operating losses will expire. The remainder will begin to expire in 2023. The state net operating losses will begin to expire in 2013 and the foreign net operating losses will begin to expire in 2007. The Company also has U.S. federal and state credits of $11,431,000 and $1,535,000 that will begin to expire in 2014.
      A valuation allowance was recorded in the fourth quarter for the entire domestic net deferred tax asset. The consolidated reporting group in the United States has been operating at a loss in recent quarters due to increased investments in research and development and lower royalties. Several strategies have been pursued that would enable the Company to utilize the net operating losses and other deferred tax assets. However, during the fourth quarter, the Company determined that one of the strategies that involved selling certain product rights to an unrelated party did not make economic sense at levels proposed and discontinued the effort. The Company believes the tax assets will be realized through the successful commercialization of Viramidine, however, there is insufficient objective evidence at this time to recognize these assets for financial reporting purposes. A minimum of $250,295,000 of future taxable income will need to be generated to realize the benefits of the net operating losses. Strategies that would cause the United States losses to be utilized sooner than 2008 without reliance on future operating income are being considered. The valuation allowance will be reduced in the future if the forecast for future taxable income is realized or other strategies are implemented. Ultimate realization of the benefit of the United States net operating losses and research credits is dependent upon the Company generating sufficient taxable income prior to their expiration.
      As of December 31, 2004, approximately $462,000 of the valuation allowance related to the tax benefits of stock option deductions and $4,247,000 related to the tax benefits of bond interest that is included in the Company’s net operating losses. At such time as the valuation allowance is released, the benefit will be credited to additional capital.
      Historically, there have not been significant differences between financial reporting pretax earnings and taxable income. Approximately $168,800,000 of the United States net operating loss carryforwards arose from discontinued operations and the disposition of those operations that occurred during 2002 and 2003.
      During 2003, no United States income or foreign withholding taxes were provided on the undistributed earnings of the Company’s foreign subsidiaries with the exception of Subpart F income, since management intends to reinvest those undistributed earnings in the foreign operations. Included in consolidated accumulated deficit at December 31, 2003 is approximately $498,970,000 of accumulated earnings of foreign operations that would be subject to United States income or foreign withholdings taxes, if and when repatriated.
      The Company and its domestic subsidiaries file a consolidated United States federal income tax return. These returns have either been audited or settled through statute expiration through the year 1996. The Company and its consolidated subsidiaries are currently under examination in the United States for years 1997 through 2001. Other audits are in process for some of the non-United States subsidiaries. While the Company believes the review will not result in the returns being found to contain any substantive and material deficiencies, there can be no assurance that the Internal Revenue Service’s findings will not have a material adverse effect on the Company’s reported effective tax rate.
      In 1999, the Company restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 United States Corporate Income Tax Return. The Company has recently discovered that although it was clearly the intent of the Company to file the Gain Recognition Agreement and it has operated as if such filings had been submitted, former management

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inadvertently omitted the Gain Recognition Agreements from its filings. In accordance with Treasury guidelines, a formal request has been made to the Internal Revenue Service to rule that reasonable cause existed for the failure to provide these agreements. While the Company is still evaluating the underlying values of the stock contributed, if the requested relief were to be denied and the matter could not otherwise be resolved favorably with the Internal Revenue Service, the Company believes the resulting cash tax obligation would likely offset a substantial portion of the Company’s accumulated tax loss carryforwards.
      During the fourth quarter of 2004, legislation was passed (The American Jobs Creation Act of 2004), which provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States. The range of reasonably possible amounts of unremitted earnings that is being considered for repatriation and the related potential range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Company is evaluating the effects of this law, and is expecting to complete the evaluation and develop an appropriate plan of action during the first half of 2005.

8.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2004	2003	2002

Income:
Numerator for basic and dilutive earnings per share — income available to stockholders	$(169,797)	$(55,640)	$(134,834)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	83,887	83,602	83,279
Employee stock options	—	—	709

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	83,887	83,602	83,988

Basic earnings (loss) per share:
Loss from continuing operations	$(1.62)	$(0.78)	$1.01
Discontinued operations, net of taxes	(0.40)	0.11	(2.37)
Cumulative effect of change in accounting principle	—	—	(0.26)

Basic net loss per share	$(2.02)	$(0.67)	$(1.62)

Diluted earnings (loss) per share:
Loss from continuing operations	$(1.62)	$(0.78)	$1.00
Discontinued operations, net of taxes	(0.40)	0.11	(2.35)
Cumulative effect of change in accounting principle	—	—	(0.26)

Diluted net loss per share	$(2.02)	$(0.67)	$(1.61)

      The $240,000,000 3.0% Convertible Subordinated Notes due 2010 and the $240,000,000 4.0% Convertible Subordinated Notes due 2013, discussed in Note 10, allow the Company to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in the shares of the Company’s common stock. The accounting for convertible debt with such settlement features is addressed in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is the Company’s intent to

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settle the notes’ conversion obligations consistent with Instrument C of EITF 90-19. Only the conversion spread, which will be settled in stock, will result in potential dilution in the Company’s earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion.
      For the years ended December 31, 2004 and 2003, options to purchase 2,789,000 and 1,131,000 weighted-average shares of common stock, respectively, were not included in the computation of earnings per share because the Company incurred a loss and the effect would have been anti-dilutive.
      For the years ended December 31, 2004 and 2003, options to purchase 2,661,000 and 3,526,000 weighted-average shares of common stock, respectively, were also not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

9.	Detail of Certain Accounts

	2004	2003

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$142,925	$121,651
Royalties receivable	17,329	36,690
Other receivables	17,620	10,724

	177,874	169,065
Allowance for doubtful accounts	(6,014)	(6,663)

	$171,860	$162,402

Inventories, net:
Raw materials and supplies	$42,568	$36,288
Work-in-process	24,002	23,731
Finished goods	59,612	43,470

	126,182	103,489
Allowance for inventory obsolescence	(13,932)	(11,583)

	$112,250	$91,906

Property, plant and equipment, net:
Land	$14,492	$15,147
Buildings	177,254	175,701
Machinery and equipment	170,503	170,925
Furniture and fixtures	30,860	27,317
Leasehold improvements	6,521	5,491

	399,630	394,581
Accumulated depreciation and amortization	(183,140)	(158,496)
Construction in progress	16,768	4,931

	$233,258	$241,016

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2003, construction in progress primarily includes costs incurred for plant expansion projects in North America and Europe.

	2004	2003

	(In thousands)
Accrued liabilities:
Payroll and related items	$36,244	$36,576
Accrued returns and allowances	18,184	8,846
Legal and professional fees	11,865	17,021
Accrued research and development costs	11,850	475
Dividends payable	6,509	6,429
Environmental accrual	5,031	9,798
Interest	5,029	13,438
Other	27,585	16,790

	$122,297	$109,373

      Goodwill and intangible assets: As of December 31, 2004 and 2003, goodwill and intangible assets were as follows (in thousands):

	2004		2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$595,699	$(206,367)	$520,025	$(158,743)
License agreement	67,376	(24,431)	67,376	(6,911)
Goodwill	20,499	—	13,282	—

Total	$683,574	$(230,798)	$600,683	$(165,654)

      Goodwill increased $7,217,000 for the year ended December 31, 2004 primarily due to the Amarin Acquisition.
      Amortization expense for the years ended December 31, 2004, 2003 and 2002 were $59,303,000, $38,577,000 and $30,661,000, respectively, of which $41,783,000, $31,666,000 and $30,661,000 was related to the amortization of acquired product rights, respectively. Estimated amortization expenses for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are $52,560,000, $52,552,000, $51,299,000, $45,086,000, and $37,853,000, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
      Long-term debt consists of the following (in thousands):

	2004	2003

6 1/2% Convertible Subordinated Notes due 2008	$—	$326,001
3% Convertible Subordinated Notes due 2010	240,000	240,000
4% Convertible Subordinated Notes due 2013	240,000	240,000
7% Senior Notes due 2011	298,833	300,000
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5%; interest and principal payable semi-annually through 2030	14,477	13,469
Notes payable due 2005	686	1,660
Other	72	15

	794,068	1,121,145
Less: current portion	(929)	(1,343)

Total long-term debt	$793,139	$1,119,802

      On May 14 and July 21, 2004, the Company repurchased $326,001,000 aggregate principal amount of its 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, the Company recorded a loss on early extinguishment of debt of $19,892,000 for the year ended December 31, 2004.
      In December 2003, the Company issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”). Interest on the 7% Senior Notes is payable semi-annually on June 15 and December 15 of each year. The Company may, at its option, redeem some or all of the 7.0% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. In addition, on or prior to December 15, 2006, the Company may, at its option, redeem up to 35% of the 7.0% Senior Notes with the proceeds of certain sales of its equity at a redemption price equal to 107.0% of the principal amount provided that at least 65% of the aggregate principal amount of the notes issued remains outstanding after the redemption. The 7.0% Senior Notes are senior unsecured obligations. They rank senior in right of payment to any existing and future subordinated indebtedness of the Company. The indenture governing the 7.0% Senior Notes include certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets or the ability to consolidate or merge with another entity, subject to qualifications and exceptions. In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 in principal amount of the Senior Notes. See Note 11 for a description of the interest rate swap arrangement.
      Subsequent to December 31, 2004, investors in auction rate securities, were advised under a recent interpretation of SFAS No. 95 Statement of Cash Flows, all auction rate securities should be classified as marketable securities and not cash equivalents. As a result, the Company reviewed its investments in auction rate securities and concluded that it was in technical non-compliance with a covenant in the indenture governing the Company’s 7.0% Senior notes. Upon realizing that a technical non-compliance existed, the Company liquidated its holdings of auction rate securities at approximately the carrying value and cured the technical non-compliance.
      In November 2003, the Company issued $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 (the “3.0% Notes”) and $240,000,000 aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture among the Company and the trustee. Interest on the 3.0% Notes is payable semi-

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. The Company has the right to redeem the 3.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into the Company’s common stock at a conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, the Company will have the right to satisfy its conversion obligations by delivery, at its option of either shares of its common stock, cash or a combination thereof. It is the Company’s intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations of the Company, ranking in right of payment behind the Company’s senior debt, including the 7.0% Senior Notes. In connection with the above note offerings, the Company used a portion of the proceeds to retire $139,589,000 aggregate principal amount of its 6 1/2% Notes, resulting in a loss on early extinguishment of debt of $12,803,000 for the year ended December 31, 2003.
      In connection with the offering of the 3.0% Notes and the 4.0% Notes, the Company entered into convertible note hedge and written call option transactions with respect to the Company’s common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of the Company purchasing a call option on 12,653,440 shares of the Company’s common stock at a strike price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Hedge is the same number of shares underlying the conversion of $200,000,000 principal amount of the 3.0% Notes and $200,000,000 principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the notes. The written call option sold offset, to some extent, the cost of the written call option purchased. The net cost of the Convertible Note Hedge of $42,880,000 was recorded as the sale of a permanent equity instrument pursuant to guidance in EITF 00-19.
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
      The Company has mortgages totaling $14,477,000 payable in U.S. Dollars and Swiss francs collateralized by certain real property of the Company.
      Aggregate annual maturities of long-term debt are as follows (in thousands):

2005	$929
2006	306
2007	251
2008	243
2009	243
Thereafter	792,096

Total	$794,068

      The estimated fair value of the Company’s public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $836,000,000 and $1,182,000,000 compared to its carrying value of $778,833,000 and $1,106,001,000 at December 31, 2004 and 2003, respectively.
      The Company has short and long-term lines of credit of $7,129,000 in the aggregate under which no borrowings were outstanding at December 31, 2004. The lines of credit provide for short-term borrowings and bear interest at variable rates based upon LIBOR or other indices.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivatives and Hedging Activities
      The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there is no underlying exposure.
      Interest Rate Swap Agreement: In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of initially lowering the Company’s effective interest rate by exchanging fixed rate payments for floating rate payments. The agreement provides that the Company will exchange its 7.0% fixed-rate payment obligation for variable rate payments of six-month LIBOR plus 2.409% (5.692% as of December 31, 2004). The Interest Rate Swap is designated as a fair value hedge and is deemed perfectly effective. At December 31, 2004, the fair value of the Interest Rate Swap was $1,167,000 and is included in other long-term assets with an offsetting credit included in long-term debt as a fair value adjustment. In support of the Company’s obligation under the Interest Rate Swap, the Company is required to maintain a minimum level of cash and investment collateral depending on the fair market value of the Interest Rate Swap. As of December 31, 2004, $5,483,000 is recorded on the balance sheet in other assets related to collateral on the Interest Rate Swap.
      Foreign Currency Hedge Transactions: In March and June 2004, the Company entered into a series of forward contracts to reduce its exposure to variability in the Euro compared to the U.S. Dollar (the “Hedges”). The Hedges will cover the Euro denominated royalty payments on forecasted Euro royalty revenue. The Hedges are designated and qualify as cash flow hedges. The Hedges are consistent with the Company’s risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Hedges are determined to be fully effective as a hedge in reducing the risk of the underlying transaction. An unrealized loss of $5,630,000 has been recorded in other comprehensive income for the year ended December 31, 2004. This unrealized loss will be reclassified into earnings as the forward contracts are settled on a monthly basis through December 30, 2005. As of December 31, 2004, the notional amount of Hedges remaining is $45,397,000. In connection with the Hedges, the Company is required to maintain a margin account with a minimum level of cash and investment collateral depending on the fair market value of the Hedges. As of December 31, 2004, $8,460,000 is recorded on the balance sheet in marketable securities related to collateral on the Hedges.

12.	Common Stock
      In April 2003, the Company implemented its 2003 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of its 1998 Option Plan. The Incentive Plan increases the number of shares of common stock available for issuance from 11,604,000 to 18,104,000 in the aggregate. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock and stock bonuses (collectively, “awards”) to key employees, officers, directors, consultants and advisors of the Company. Options granted under the Incentive Plan must have an exercise price that is not less than 85% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, 500,000 shares may be issued as phantom stock awards or restricted stock awards for which a participant pays less than the fair market value of the common stock on the date of grant. Options vest ratably over a four year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth information relating to the Incentive Plan during the years ended December 31, 2004 and 2003 and Stock Option Plan during the year ended December 31, 2002 (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2001	10,721	$23.40
Granted	4,047	15.59
Exercised	(1,748)	17.54
Surrendered	(6,606)	22.81
Canceled	(864)	26.00

Shares under option, December 31, 2002	5,550	19.81
Granted	5,691	15.62
Assumed in mergers with subsidiaries (Note 2)	2,234	18.63
Exercised	(145)	11.89
Canceled	(1,029)	30.12

Shares under option, December 31, 2003	12,301	16.89
Granted	2,668	23.39
Exercised	(838)	12.66
Canceled	(795)	25.86

Shares under option, December 31, 2004	13,336	$17.93

Exercisable at December 31, 2002	2,931	$29.43

Exercisable at December 31, 2003	3,770	$23.38

Exercisable at December 31, 2004	4,799	$19.56

Options available for grant at December 31, 2003	4,084

Options available for grant at December 31, 2004	2,211

      The schedule below reflects the number of outstanding and exercisable options as of December 31, 2004 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable

		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Remaining
Range of Exercise Prices	Shares	Price	Shares	Price	Life (years)

$ 8.10 to $13.08	5,334	$10.52	1,953	$9.95	7.99
$13.67 to $23.92	5,893	$20.34	1,132	$18.63	9.09
$24.00 to $46.25	2,109	$29.92	1,714	$31.12	6.36

	13,336		4,799

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123 Assumptions and Fair Value: The fair value of options granted in 2004, 2003 and 2002 reported in Note 1 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Weighted-average life (years)	4.2	4.2	4.2
Volatility	63%	56%	94%
Expected dividend per share	$0.31	$0.31	$0.36
Risk-free interest rate	3.71%	2.90%	2.55%
Weighted-average fair value of options	$11.26	$6.94	$10.33
      2003 Employee Stock Purchase Plan: In May 2003, the Company’s Stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides employees with an opportunity to purchase common stock through payroll deductions. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of the Company’s fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. During fiscal 2004, the Company issued 194,803 shares of its common stock for proceeds of $2,873,000 under the Purchase Plan.
      Stock Repurchase Plan: In 1998, the Company’s Board of Directors authorized two stock repurchase programs. The first repurchase program authorized the Company to repurchase up to $10,000,000 of its outstanding common stock. The second authorized the Company to initiate a long-term repurchase program that allows the Company to repurchase up to 3,000,000 shares of its common stock. In April and May 2002, the Company repurchased an aggregate 1,146,000 shares of its common stock for $31,955,000 in open market transactions with approval from the Board of Directors. There is no longer an authorization to purchase shares under the stock repurchase program.
      Stockholder Rights Plan: The Company has adopted a Stockholder Rights Plan to protect stockholders’ rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company’s common stock. As part of this plan, each share of the Company’s common stock carries a right to purchase one one-hundredth (1/100) of a share of Series A Preferred Stock (the “Rights”), par value $0.01 per share, of the Company at a price of $83 per one one-hundredth of a share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. On October 5, 2004, the Company amended its Stockholder Rights Plan. The amendment to the Stockholder Rights Plan changes certain provisions in the Stockholder Rights Plan including extending the expiration date from November 1, 2004 to November 1, 2009 and increasing the exercise price of the Rights to $100 per right, subject to adjustment. Additionally, in connection with the amendment, the Company increased the number of shares designated as Series A Participating Preferred Stock from 1,000,000 shares to 2,000,000 shares.
      Long-term Incentive Plan: The Company had a long-term incentive plan, which provided for the issuance of shares of the Company’s common stock to senior executives. Shares issued under the long-term incentive plan were restricted and vested over a four-year period. In 2002, approximately 445,000 shares of the Company’s common stock having a value of $14,100,000 were issued under this plan. In 2001 and 2000, no shares were issued under the plan. Upon the Change of Control, all restricted stock awards under the long-term incentive plan vested immediately. As of December 31, 2004 and 2003, there were no shares outstanding in the plan and no compensation expense was recorded. During 2002, the Company recorded an other non-cash charge relating to the compensation expense of $14,295,000. The long-term incentive plan was terminated on December 19, 2003.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other: During 2004 and 2003, pursuant to the Company’s approved director compensation plan, the Company granted its non-employee directors 51,476 and 69,653 shares of phantom stock, respectively, with a fair market value of $971,000 and $840,000, respectively. Each share of phantom stock vests over one year, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. During 2004 and 2003, the Company recorded non-cash charges related to the vesting of phantom stock of $899,000 and $515,000, respectively. As of December 31, 2004, there were 97,635 shares of phantom stock outstanding.
      During the second quarter of 2003, the Company sold the corporate aircraft for 166,980 shares of the Company’s common stock held by the purchaser with a fair market value of $2,837,000, which was the carrying value of this asset.
      In January 2003, the Company issued 41,305 shares of its common stock valued at $484,000 for consulting services rendered by non-employees.
      In 2003, the Company recorded a non-cash charge relating to the modification of the term of options of $672,000.

13.	Commitments and Contingencies
      We are involved in several legal proceedings, including the following matters.
      Ribapharm Tender Offer Litigation: In June 2003, seven purported class actions were filed against the Company, Ribapharm and certain directors and officers of Ribapharm in the Delaware Court of Chancery. Six of these complaints were consolidated under the caption In re Ribapharm Inc. Shareholders Litigation, Consol. C.A. No. 20337 and the seventh suit proceeded in coordination with the consolidated case in which the plaintiffs alleged, among other things, that the Company breached its fiduciary duties as a controlling stockholder of Ribapharm in connection with its tender offer for the shares of Ribapharm it did not already own. On August 4, 2003, the Company and the plaintiffs reached an agreement in principle to settle these lawsuits for a nominal amount.
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
      At a hearing held on December 2, 2004, the Delaware Court entered an order approving the settlement and awarded plaintiffs’ counsel $375,000 in fees and expenses. Pursuant to the terms of the Delaware settlement, on January 18, 2005, the plaintiff in the California action filed a notice of request for voluntary dismissal of the case, seeking to dismiss the case with prejudice. On January 20, 2005, the California court entered an order dismissing the California action with prejudice.
      On February 28, 2005, after receiving no objections to the settlement agreement and no opt-outs by class members, the court gave final approval to the settlement and entered an order and judgment dismissing the action with prejudice.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Class Actions:
      Section 10b-5 Litigation: Since July 25, 2002, multiple class actions have been filed against the Company and some of its current and former executive officers alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company’s stock. The lawsuits generally claim that the Company issued false and misleading statements regarding its earnings prospects and sales figures (based upon “channel stuffing” allegations), its operations in Russia, the marketing of Efudex, and the earnings and sales of its Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest.
      All the actions have been consolidated to the Central District of California. On June 24, 2004, the court dismissed the Second Amended Complaint as to the channel stuffing claim. The plaintiffs then stipulated to a dismissal of all the claims against the Company. The plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit seeking review of the dismissal of the claims against the Company. The plaintiffs filed their opening brief in the Ninth Circuit on February 7, 2005. Although a schedule for deciding the appeal has not yet been set by the court, the Company expects a ruling on this matter by late fall 2005.
      Valuepoint Bondholders’ Litigation: On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and former executive officers. The lawsuit alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of 6 1/2% Convertible Subordinated Notes due 2008 in November 2001, thereby artificially inflating the market price of the Notes. The plaintiffs generally sought to recover compensatory damages, including interest. On December 20, 2004, the court granted preliminary approval of the settlement under which the company will pay the plaintiff’s $3,200,000.
      Derivative Actions: The Company is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering, or the Ribapharm Bonuses.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has agreed to settle the litigation with respect to ten of the defendants, nine of whom each received Ribapharm Bonuses of $330,500, and one who received a Ribapharm Bonus of $500,000. Three of the settling defendants were first elected to the Company’s Board of Directors in 2001 (the “2001 Directors”), only one of whom currently serves on the Board of Directors. The 2001 Directors have entered into settlement agreements, as amended, whereby they forfeited their 2003 annual Board of Directors stipend and all of their restricted stock units in exchange for a release from further liability in the lawsuit. The 2001 Director Settlement further provides that, in the event the Company negotiates a settlement with certain defendants on financial terms that are materially better than those set forth in the settlement agreements with the 2001 Directors, the Company agrees to adjust the 2001 Directors’ settlement payment by a comparable proportion. Following court-sponsored mediation in the Delaware Court of Chancery, the Company entered into settlement agreements with seven other defendants, which have been executed by the parties and the mediator. Pursuant to these settlements, six of these defendants (the “Outside Director Defendants”) will each pay to the Company $150,000, in exchange for a release from further liability in the lawsuit. The Outside Director Defendants will receive an offset credit of $50,000 for release of their claimed right to payments for the automatic conversion of the Company’s stock options that were not issued to them in 2002. The terms of the mediated settlement with the other settling former director requires that he pay $80,000 to the Company in exchange for a release from further liability in the lawsuit. None of the settlements will be effective unless approved by the Delaware Court of Chancery. Following the mediated settlement agreements, counsel for the 2001 Directors notified the Company that, in the 2001 Directors’ opinion, the settlement agreements with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlements with the 2001 Directors and have demanded that the Company pay to the 2001 Directors the sum of $50,000 each. The Company has advised the 2001 Directors that the settlement agreements reached with the other defendants do not trigger this provision. If it is deemed that the financial terms of the settlement with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlement with the 2001 Directors, the 2001 Directors’ settlement payment will be adjusted by a comparable proportion. Mediation was unsuccessful and has terminated with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,000,000 and $3,000,000, respectively. Discovery in the case is proceeding.
      Patents: Various parties are opposing our ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. These patents currently benefit from patent extensions in the major European countries, that provide market protection until 2009.
      Should the opponents prevail, the combination therapies marketed by Schering-Plough would lose patent protection in Europe, but the Company believes that these products will continue to enjoy data exclusivity until 2009. Regardless of the outcome of the oppositions, the Company believes the combination therapies marketed by Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2012.
      Serbia & Montenegro: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW/ SPB/ JNK, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/ BWD/ SPB/ JNK. At issue

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in these matters were the parties’ respective rights and obligations with respect to ICN Yugoslavia, a joint venture formed by the parties’ predecessors-in-interest in 1990. In these proceedings, the Company asserted claims against the Federal Republic of Yugoslavia (“FRY”) and the Republic of Serbia, and counterclaims against the State Health Fund of Serbia (“Health Fund”) for, inter alia, unlawful seizure of the Company’s majority interest in the joint venture and failure to pay obligations to the joint venture in excess of $176,000,000. The Company sought damages in excess of $277,000,000. The Health Fund asserted claims against the Company for breach of the joint venture agreement based on the Company’s alleged failure to make its required capital contributions, and the Company’s alleged mismanagement of the joint venture. The Health Fund sought damages in excess of $270,000,000. Early in the proceedings the arbitral tribunal dismissed the FRY from these proceedings for lack of jurisdiction. In November 2004 the arbitral tribunal issued a final award in the case. The tribunal ruled that the Company had complied with its capital contribution obligations, that the Health Fund and Republic of Serbia had committed a de facto expropriation of the Company’s interest in the joint venture, and that the Company was entitled to a return of its capital contributions, including rights to certain pharmaceutical compounds and $50,000,000 in cash. The tribunal dismissed the remaining claims by the Company and by the Health Fund for lack of jurisdiction. The tribunal ordered the Health Fund and Republic of Serbia to liquidate the joint venture within three months to repay Valeant’s $50,000,000 in cash, and held that if such liquidation was not initiated in timely fashion the Health Fund and the Republic of Serbia would be jointly and severally liable for the return of these funds. The deadline to liquidate the joint venture passed in February 2005, but it appears that no liquidation of the joint venture has been initiated. The Company accordingly intends to press forward with enforcement efforts. The Company has seen press reports in Serbia that the Republic of Serbia and the Health Fund have filed one or more court actions in Serbia seeking to annul the arbitral awards, but the Company has not been formally served with process in such actions. The Health Fund has also threatened to reassert in court some or all of the claims that the tribunal did not reach on the merits. The Company intends to vigorously contest such claims if they are asserted.
      Argentina Antitrust Matter: In July 2004, the Company was advised that the Argentine Antitrust Agency had issued a notice unfavorable to the Company in a proceeding against its Argentine subsidiary. The proceeding involves allegations that the subsidiary in Argentina abused a dominant market position in 1999 by increasing its price on Mestinon in Argentina and not supplying the market for approximately two months. The subsidiary filed documents with the agency offering an explanation justifying its actions, but the agency has now rejected the explanation. The agency is collecting evidence prior to issuing a new decision. Argentinean law permits a fine to be levied of up to $5,000,000 plus 20% of profits realized due to the alleged wrongful conduct. Counsel in the matter advises that the size of the transactions alleged to have violated the law will unlikely draw the maximum penalty.
      Permax Product Liability Cases: In February 2004, the Company purchased the shares of Amarin Pharmaceuticals Inc. At that time a case captioned Debra Ann Blackstone v. Amarin Pharmaceuticals, Inc., Amarin International Company, Eli Lilly & Company, Health Net, Inc., Blue Shield of California, Inc., Walgreen Co., Gaye Swenn, R.Ph., and John Lowhon, R.Ph. Case No. 017 201332 03 was already pending in the District Court of Tarrant County, Texas. On February 15, 2005 Valeant was served in a case captioned Jerry G. Miller and Karren M. Miller v. Eli Lilly and Company, Elan Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Amarin Corporation PLC, Amarin Pharmaceuticals, Inc., Reasor’s, Inc., Reasor’s LLC and Athena Neurosciences, Inc., Case No. CJ-2004-6757 in the District Court of Tulsa County, Oklahoma. On February 23, 2005 Valeant was served in a case captioned Jimmy Ruth Carson v. Eli Lilly and Company, Elan Pharmaceuticals, Inc., and Valeant Pharmaceuticals International, Case No., 05CV106 in the United States District Court for the Northern District of Oklahoma. In general these cases allege that use of Permax, a drug for the treatment of Parkinson’s Disease marketed and sold by Amarin, caused valvular heart disease. The Company has also received from time to time other claims alleging that the use of Permax caused congestive heart failure and other coronary-related damage, including a letter from an attorney purporting to

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represent 5 persons with such claims. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between the Company and Eli Lilly, Eli Lilly will bear a portion of the liability associated with these claims. Product liability insurance exists with respect to these claims. Although it is expected that the insurance proceeds will be sufficient to cover existing claims against the Company, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on the Company’s consolidated financial position, results of operation or liquidity.
      Kali litigation: In March 2004, Kali Laboratories, Inc. submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July of 2004, Xcel Pharmaceuticals, Inc., which we acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) pending in the United States District Court of New Jersey. The complaint alleges that Kali’s filing of ANDA No. 76-843 is an infringement under 35 U.S.C. § 271(e)(4) of one or more claims of U.S. Patent No. 5,462,740. Kali has filed an answer and counterclaims, denying all allegations of the complaint and asserting affirmative defenses and counterclaims for non-infringement, invalidity and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. Xcel filed a reply to the counterclaims, denying all allegations thereof. Discovery is proceeding. The pretrial conference is set for November 15, 2005. No trial date has been set.
      Xcel filed this suit within forty-five days of Kali’s Paragraph IV certification. As a result, The Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) provides an automatic stay on the FDA’s approval of Kali’s ANDA for thirty months. If Xcel prevails in the lawsuit, then Kali’s ANDA cannot be effective until after the expiration of U.S. Patent No. 5,462,740 in 2013. If Kali prevails in the lawsuit at the district court level, then the FDA may approve Kali’s ANDA at such time, even if prior to the expiration of the thirty-month stay period.
      Trademark litigation: Altana Pharma AG filed oppositions to the Company’s registration of the VALEANT trademark in Romania and in France. The French opposition has been denied. The Company and Altana have entered into a coexistence agreement pursuant to which Altana will withdraw any pending oppositions that it has filed against the registration of the VALEANT mark and will file no further oppositions.
      Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and the company’s VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by the Company in certain jurisdictions, including Argentina, Australia, Chile, Colombia, Czech Republic, France, Germany, New Zealand, Spain, Switzerland, Turkey, Venezuela and the United States. Valent Biosciences’ oppositions in France and Spain have been denied. While Valent Biosciences’ opposition in Chile has been sustained, the Company has appealed that decision. The Company has responded or will respond to the opposition proceedings that have been filed and discovery is ongoing in the opposition proceeding in the United States. If any of the opposition proceedings are successful, the Company would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in those particular jurisdictions.
      Other: The Company is a party to other pending lawsuits and subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits or pending violations cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

14.	Business Segments
      The Company’s four reportable specialty pharmaceutical segments are comprised of its pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 for discussion of discontinued operations.
      The following tables set forth the amounts of segment revenues and operating income of the Company for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenues
Specialty pharmaceuticals
North America	$142,799	$99,074	$90,011
Latin America	151,726	136,008	135,527
Europe	253,748	232,031	189,925
Asia, Africa, Australia	57,820	51,358	51,346

Total specialty pharmaceuticals	606,093	518,471	466,809
Ribavirin royalties	76,427	167,482	270,265

Consolidated revenues	$682,520	$685,953	$737,074

Operating Income (Loss)
Specialty pharmaceuticals
North America	$44,438	$29,972	$15,483
Latin America	46,124	42,671	48,535
Europe	31,347	24,425	10,625
Asia, Africa, Australia	3,103	3,570	(760)

	125,012	100,638	73,883
Restructuring charges(1)	(19,344)	—	—

Total specialty pharmaceuticals	105,668	100,638	73,883
Research and development division	(38,860)	95,151	203,981
IPR&D(1)	(11,770)	(117,609)	—

Consolidated segment operating income	55,038	78,180	277,864
Corporate expenses	(50,877)	(56,607)	(308,628)
Interest income	12,432	8,888	5,644
Interest expense	(49,265)	(36,145)	(42,856)
Other, net	(19,751)	(8,076)	244,914

Income (loss) from continuing operations before provision for income taxes and minority interest	$(52,423)	$(13,760)	$176,938

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Depreciation and Amortization
Specialty pharmaceuticals
North America	$21,878	$15,887	$15,850
Latin America	8,604	7,426	6,195
Europe	26,229	22,860	20,148
Asia, Africa, Australia	5,793	4,551	4,371

Total specialty pharmaceuticals	62,504	50,724	46,564
Corporate	3,176	3,647	4,510
Research and development division	21,458	10,436	2,845

	$87,138	$64,807	$53,919

(1)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. For the year ended December 31, 2004, restructuring charges of $17,978,000 and $1,366,000 were incurred in the Europe and Latin America pharmaceutical segments, respectively.

	Year Ended December 31,

	2004	2003	2002

Capital Expenditures
Specialty pharmaceuticals
North America	$7,139	$2,094	$2,083
Latin America	3,523	3,220	4,925
Europe	9,435	5,616	7,788
Asia, Africa, Australia	2,252	250	106

Total specialty pharmaceuticals	22,349	11,180	14,902
Corporate	2,156	3,548	1,575
Research and development division	2,108	2,878	2,943

	$26,613	$17,606	$19,420

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the total assets and long-lived assets of the Company by segment as of December 31, 2004 and 2003 (in thousands):

	As of December 31,

	2004	2003

Total Assets
Specialty pharmaceuticals
North America	$439,084	$400,265
Latin America	153,050	105,333
Europe	375,086	353,776
Asia, Africa, Australia	60,221	21,999

Total pharmaceuticals	1,027,441	881,373
Corporate	270,777	801,846
Research and development division	199,763	213,854
Discontinued operations	23,894	27,994

	$1,521,875	$1,925,067

Long-lived Assets
North America	$144,884	$150,965
Latin America	15,244	15,580
Europe	111,860	124,743
Asia, Africa, Australia	2,550	466

	$274,538	$291,754

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s ten largest products and seven global brands by therapeutic class based on sales for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,

	2004	2003	2002

Dermatology
Efudix/ Efudex®(G)(T)	$45,453	$26,821	$23,085
Kinerase®(G)(T)	15,619	12,628	10,389
Oxsoralen-Ultra®(G)(T)	10,910	8,501	4,585
Dermatix®(G)	7,034	2,493	338
Infectious Disease
Virazole®(G)(T)	13,822	18,716	17,384
Neurology
Mestinon®(G)(T)	41,631	41,879	31,228
LIbrax®(T)	16,868	11,774	18,209
Dalmane®/ Dalmadorm(T)	12,146	10,636	10,753
Tasmar®(G)	3,551	—	—
Other Therapeutic Classes
Bedoyecta®(T)	30,654	26,955	29,781
Solcoseryl(T)	14,397	16,186	3,811
Nyal®(T)	11,904	8,969	5,207
Other products	382,104	332,913	312,039

Total product sales	$606,093	$518,471	$466,809

Total top ten product sales(T)	$213,404	$183,065	$154,432

Total global product sales(G)	$138,020	$111,038	$87,009

(T)	– Indicates ten largest product

(G)	– Indicates global brand

15.	License Agreements
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
      In November 2000, the Company entered into an agreement that provides Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the agreement, Schering-

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirintm or Viramidinetm. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, the Company would receive royalty revenues based on the sales of licensed products.
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
      Approval of a generic form of oral ribavirin by the FDA in the United States was announced on April 7, 2004. With respect to Schering-Plough, effective royalty rates increase in tiers based on increased sales levels in the United States. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the United States is diminished. With respect to Roche, under the license agreement, the introduction of generics in any market eliminates the obligation of Roche to pay royalties for sales in that market. Upon the entry of generics into the United States on April 7, 2004, Roche ceased paying royalties on sales in the United States. Schering-Plough announced its launch of generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay the Company royalties for sales of their generic ribavirin.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Cash Flow Disclosures
      The following table sets forth the amounts of interest and income taxes paid during 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Interest paid	$54,892	$36,396	$42,254

Income taxes paid	$31,841	$34,011	$53,090

17.	Subsequent Events
      Appointment of New Chief Executive Officer: On January 1, 2005, Timothy C. Tyson was appointed President and Chief Executive Officer of the Company. Mr. Tyson previously served as the Company’s President and Chief Operating Officer and succeeds Robert W. O’Leary, who was the Company’s former Chief Executive Officer, will continue as the Company’s Chairman of the Board.
      Acquisition of Xcel Pharmaceuticals, Inc.: On March 1, 2005, the Company acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system for $280,000,000 in cash, plus expenses of approximately $5,000,000. Xcel’s portfolio consists of four products that are sold within the United States, and a late-stage clinical product candidate being developed for commercialization in all major markets. Approximately $44,000,000 of the cash consideration was used to retire Xcel’s outstanding long-term debt. The purchase price is subject to certain post-closing adjustments as set forth in the acquisition agreement.
      In connection with the Xcel acquisition, the Company completed an offering of 8,280,000 shares of its common stock in February 2005. The Company received net proceeds, after underwriting discounts and commissions, of $189,777,600, which was used to partially fund the Xcel acquisition. The remainder of the funds required for the Xcel acquisition was provided by available cash on hand.
      The Xcel acquisition has been accounted for using the purchase method of accounting. Allocation of the purchase price is based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. However, these estimates maybe incomplete, and unanticipated events and circumstances may occur. Of the $285,000,000 total purchase price, we estimated approximately $125,000,000 will be allocated to IPR&D, which represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use, and is therefore expensed; and approximately $100,000,000 will be allocated to identifiable intangible assets which will be amortized over their estimated useful life of ten years. The Company will record the IPR&D charge in the first quarter of 2005. The Company estimates that the balance of the purchase price of approximately $16,000,000 will be allocated to the net assets acquired. Estimates for the purchase price allocation may change as subsequent information become available.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Year	Expenses	Accounts	Deductions	of Year

	(In thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$6,663	$823	$(1,325)	$(147)	$6,014

Allowance for inventory obsolescence	$11,583	$5,568	$(4,047)	$828	$13,932

Deferred tax asset valuation allowance	$20,509	101,645	$—	$—	$122,154

Year ended December 31, 2003
Allowance for doubtful accounts	$7,646	$170	$249	$(1,402)	$6,663

Allowance for inventory obsolescence	$11,060	$6,686	$582	$(6,745)	$11,583

Deferred tax asset valuation allowance	$21,250	$—	$—	$(741)	$20,509

Year ended December 31, 2002
Allowance for doubtful accounts	$8,172	$761	$209	$(1,496)	$7,646

Allowance for inventory obsolescence	$10,143	$5,250	$(1,735)	$(2,598)	$11,060

Deferred tax asset valuation allowance	$21,429	$—	$—	$(179)	$21,250

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonably assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As of December 31, 2004, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.
      There has been no significant change in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management Responsibility for Financial Statements
      Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company’s consolidated financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.
      The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.
      The Board of Directors of the Company has a Finance and Audit Committee composed of three non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13A-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2004, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. PricewaterhouseCoopers, LLC, the independent registered public accounting firm that audited the financial statements contained in this annual report of Form 10-K, has issued an attestation report on management’s assessment, which attestation appears in Item 8.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required under this Item is set forth in the Company’s definitive proxy statement to be filed in connection with the Company’s 2005 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.
      The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting controller. The code of ethics has been posted on the Company’s internet website found at www.valeant.com. The Company intends to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on its website.

Item 11.	Executive Compensation
      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services
      The information required under this Item is set forth in the Proxy Statement and is incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
      3.  Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to Valeant Pharmaceuticals International’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
4.1	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2	Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10.7	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.8	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

Exhibit
Number	Description

10.9	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.10	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.11	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to Valeant Pharmaceuticals International’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
**10.13	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10.14	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10.15	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10.16	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.17	Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to Valeant Pharmaceuticals International, Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.18	Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.19	Registration Rights Agreement, dated December 12, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Bear Stearns & Co. on the other hand, previously filed as Exhibit 4.3 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.20	Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.21	Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.22	Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.

Exhibit
Number	Description

10.23	Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.24	Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
10.25	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.26	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.28†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/ A, which is incorporated herein by reference.
10.29†	Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated October 24, 2002, previously filed as exhibit 10.22 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/ A, which is incorporated herein by reference.
10.30†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated November 4, 2002, amended and restated on October 2, 2003, previously filed as exhibit 10.30 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.
10.31†	Agreement between Valeant Pharmaceuticals International and Eileen Pruette, dated March 3, 2003, previously filed as exhibit 10.31 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.
10.32	Agreement and plan of merger between Valeant Pharmaceuticals International and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to our Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
10.33	Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2005, which is incorporated herein by reference.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International

By:	/s/ Timothy C. Tyson

Timothy C. Tyson
President and Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy C. Tyson Timothy C. Tyson	President and Chief Executive Officer (Principal Executive Officer)	Date: March 16, 2005

/s/ Bary G. Bailey Bary G. Bailey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 16, 2005

/s/ Robert W. O’Leary Robert W. O’Leary	Chairman of the Board	Date: March 16, 2005

/s/ Edward A. Burkhardt Edward A. Burkhardt	Director	Date: March 16, 2005

/s/ Richard H. Koppes Richard H. Koppes	Director	Date: March 16, 2005

/s/ Lawrence N. Kugelman Lawrence N. Kugelman	Director	Date: March 16, 2005

/s/ Elaine Ullian Elaine Ullian	Director	Date: March 16, 2005

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	Date: March 16, 2005

/s/ Randy H. Thurman Randy H. Thurman	Director	Date: March 16, 2005

/s/ Robert A. Ingram Robert A. Ingram	Director	Date: March 16, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to Valeant Pharmaceuticals International’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
4.1	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2	Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10.7	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10.8	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10.9	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10.10	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.11	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to Valeant Pharmaceuticals International’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
**10.13	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10.14	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10.15	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10.16	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.17	Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to Valeant Pharmaceuticals International, Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.

Exhibit
Number	Description

10.18	Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.19	Registration Rights Agreement, dated December 12, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Bear Stearns & Co. on the other hand, previously filed as Exhibit 4.3 to Valeant Pharmaceuticals International’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.20	Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.21	Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.22	Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to our Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.23	Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to our Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.24	Amended and Restated Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registration Statement 33-84534 on Form S-4, which is incorporated herein by reference, as amended by the Certificate of Merger, dated November 10, 1994, of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc. with and into ICN Merger Corp. previously filed as Exhibit 4.1 to Registration Statement No. 333-08179 on Form S-3, which is incorporated herein by reference.
10.25	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.26	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10.28†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10.29†	Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated October 24, 2002, previously filed as exhibit 10.22 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10.30†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated November 4, 2002, amended and restated on October 2, 2003, previously filed as exhibit 10.30 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.
10.31†	Agreement between Valeant Pharmaceuticals International and Eileen Pruette, dated March 3, 2003, previously filed as exhibit 10.31 to Valeant Pharmaceuticals International’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.
10.32	Agreement and plan of merger between Valeant Pharmaceuticals International and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to our Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
10.33	Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2005, which is incorporated herein by reference.

Exhibit
Number	Description

21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.