Form 10-Q
period 2005-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2005-05-10
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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
      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of May 3, 2005 was 92,542,268.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(Unaudited, in thousands, except par value data)

	March 31,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$325,446	$222,590
Marketable securities	36,119	238,918
Accounts receivable, net	169,651	171,860
Inventories, net	125,859	112,250
Prepaid expenses and other current assets	23,107	25,049

Total current assets	680,182	770,667
Property, plant and equipment, net	226,102	233,258
Deferred tax assets, net	855	—
Goodwill	74,018	20,499
Intangible assets, net	519,679	432,277
Other assets	43,976	41,280

Total non-current assets	864,630	727,314
Assets of discontinued operations	16,609	23,894

	$1,561,421	$1,521,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$51,502	$48,713
Accrued liabilities	126,661	122,297
Notes payable and current portion of long-term debt	452	929
Income taxes payable	35,900	20,266

Total current liabilities	214,515	192,205
Long-term debt, less current portion	790,074	793,139
Deferred tax liabilities, net	—	13,823
Other liabilities	17,602	14,429

Total non-current liabilities	807,676	821,391
Liabilities of discontinued operations	30,948	32,056

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,540 (March 31, 2005) and 84,219 (December 31, 2004) shares outstanding (after deducting shares in treasury of 1,068 as of March 31, 2005 and December 31, 2004	925	842
Additional capital	1,195,369	1,004,875
Accumulated deficit	(680,618)	(534,205)
Accumulated other comprehensive income (loss)	(7,394)	4,711

Total stockholders’ equity	508,282	476,223

	$1,561,421	$1,521,875

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Product sales	$161,803	$132,325
Ribavirin royalties	19,335	25,377

Total revenues	181,138	157,702

Costs and expenses:
Cost of goods sold (excluding amortization)	48,721	46,712
Selling expenses	52,815	47,742
General and administrative expenses	24,052	23,875
Research and development costs	25,724	18,463
Acquired in-process research and development	126,399	11,386
Restructuring charges	2,220	—
Amortization expense	13,968	13,287

Total costs and expenses	293,899	161,465

Loss from operations	(112,761)	(3,763)
Other income (loss), net, including translation and exchange	(1,791)	(1,046)
Interest income	3,015	3,060
Interest expense	(9,681)	(14,959)

Loss from continuing operations before income taxes and minority interest	(121,218)	(16,708)
Provision (benefit) for income taxes	16,367	(6,182)
Minority interest, net	171	(14)

Loss from continuing operations	(137,756)	(10,512)
Loss from discontinued operations	(1,503)	(3,061)

Net loss	$(139,259)	$(13,573)

Basic and diluted loss per share:
Loss from continuing operations	$(1.55)	$(0.12)
Loss from discontinued operations	(0.02)	(0.04)

Basic and diluted net loss per share	$(1.57)	$(0.16)

Basic and diluted shares used in per share computation	88,836	83,447

Dividends paid per share of common stock	$0.08	$0.08

Dividends declared per share of common stock	$0.08	$0.08

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
For the three months ended March 31, 2005 and 2004
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2005	2004

Net loss	$(139,259)	$(13,573)
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,363)	(5,004)
Unrealized gain (loss) on marketable equity securities and other	3,258	(177)
Reclassification adjustment for loss realized included in net income	—	1,505

Comprehensive loss	$(151,364)	$(17,249)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Loss from continuing operations	$(137,756)	$(10,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,038	21,657
Provision for losses on accounts receivable and inventory obsolescence	1,594	689
Translation and exchange (gains) losses, net	1,791	103
Other non-cash items	310	1,512
Impairment charges	2,220	—
Acquired in-process research and development	126,399	11,386
Deferred income taxes	(14,026)	(12,542)
Minority interest	(171)	(14)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,482	25,044
Inventories	(10,951)	(5,584)
Prepaid expenses and other assets	(129)	1,796
Trade payables and accrued liabilities	(7,740)	(14,022)
Income taxes payable	15,960	(4,321)
Other liabilities	3,641	4,306

Cash flow from operating activities in continuing operations	8,662	19,498
Cash flow from operating activities in discontinued operations	(471)	(624)

Net cash provided by operating activities	8,191	18,874

Cash flows from investing activities:
Capital expenditures	(4,848)	(3,971)
Proceeds from sale of assets	762	11,208
Proceeds from investments	498,600	—
Purchase of investments	(296,213)	(5,894)
Cash acquired in connection with acquisition	11,198	—
Acquisition of businesses	(292,905)	(39,912)
Acquisition of license rights and product lines	(71)	(4,446)

Cash flow from investing activities in continuing operations	(83,477)	(43,015)
Cash flow from investing activities in discontinued operations	1	23

Net cash used in investing activities	(83,476)	(42,992)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(593)	(568)
Proceeds from issuance of stock	640	4,938
Proceeds from stock offering	189,393	—
Dividends paid	(6,502)	(6,432)

Net cash provided by (used in) financing activities	182,938	(2,062)

Effect of exchange rate changes on cash and cash equivalents	(4,794)	(871)

Net increase (decrease) in cash and cash equivalents	102,859	(27,051)
Cash and cash equivalents at beginning of period	222,719	872,969

Cash and cash equivalents at end of period	325,578	845,918
Cash and cash equivalents classified as part of discontinued operations	(132)	(402)

Cash and cash equivalents of continuing operations	$325,446	$845,516

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
      The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

1.	Organization and Summary of Significant Accounting Policies
      Organization: Valeant Pharmaceuticals International (“Valeant”, formerly known as ICN Pharmaceuticals, Inc.) and its subsidiaries (collectively, the “Company”) is a global, research-based, specialty pharmaceutical company that discovers, develops, manufactures, and markets a broad range of pharmaceutical products. In addition, the Company generates royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).
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
      Marketable Securities: The Company invests in investment grade securities and classifies these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of March 31, 2005, the fair market value of these securities approximated cost. Included in marketable securities is restricted cash of $8,495,000 related to collateral on foreign currency hedges as of March 31, 2005.
      Acquired In-Process Research and Development: In the three months ended March 31, 2005 and 2004, the Company incurred an expense of $126,399,000 and $11,386,000, respectively, associated with acquired in-process research and development (“IPR&D”) related to the acquisition of Xcel Pharmaceuticals, Inc. (“Xcel”) in 2005 and Amarin Pharmaceuticals, Inc. (“Amarin”) in 2004. Amounts expensed as IPR&D represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. Differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an unamortizable intangible asset.
      The estimated fair value of these projects was based on the use of discounted cash flow model (based on an estimate of future sales and an average gross margin of 80% and 66% for Xcel and Amarin, respectively). For each project, the estimated after-tax cash flows (using a tax rate of 35% and 40% for Xcel and Amarin, respectively) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are the Company’s estimate of the effective tax rate for acquisitions of similar types of assets. These cash flows were then discounted to a present value using discount rates ranging from 17% to 20%, which represent the Company’s risk adjusted after tax weighted average cost of capital for each product.
      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      Comprehensive Loss: The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized gains and losses on marketable equity securities and changes in the fair value of derivative financial instruments.
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
      In March 2005, the Company’s Board of Directors declared a first quarter cash dividend of $0.0775 per share, which was paid on April 27, 2005. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.
      Stock-Based Compensation: The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”), as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
      Had compensation cost for the Incentive Plan been determined based on the fair value at the grant date for awards in the three months ended March 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Net loss as reported	$(139,259)	$(13,573)
Compensation costs related to the Company’s employee stock compensation plan, net of tax	—	96
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5,050)	(2,653)

Pro forma net loss	$(144,309)	$(16,130)

Loss per share:
Basic and diluted — as reported	$(1.57)	$(0.16)

Basic and diluted — pro forma	$(1.62)	$(0.19)

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Prior to April 2004, pro forma compensation expense has been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. Beginning in April 2004, the Company has calculated pro forma compensation expense for any stock options granted since that time using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, because it was more representative of the Company’s expected exercising behavior. This change in accounting policy was not material to the results of the pro forma disclosure.
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
      New Accounting Pronouncements: In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1 until such time as the FASB issues further implementation guidance. Adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of SFAS No. 151 on its consolidated financial statements.
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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission issued a Final Rule Release, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. This rule extends the date for compliance with SFAS No. 123R until

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share.

2.	Acquisitions
      Xcel Pharmaceuticals, Inc.: On March 1, 2005, the Company acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system for $280,000,000 in cash, plus expenses of $5,435,000. Under the terms of the purchase agreement, the Company paid an additional $7,470,000 as a post-closing working capital adjustment. The Xcel acquisition adds to the Company’s existing neurology product portfolio with four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Xcel’s products and sales organization have synergies with the Company’s existing neurology products and adds retigabine to its pipeline of product candidates. These factors contribute to the recognition of goodwill in the purchase price. Approximately $44,000,000 of the cash consideration was used to retire Xcel’s outstanding long-term debt.
      In connection with the Xcel acquisition, the Company completed an offering of 8,280,000 shares of its common stock in February 2005. The Company received net proceeds, after underwriting discounts and commissions, of $189,393,000, which were used to partially fund the Xcel acquisition. The remainder of the funds required for the Xcel acquisition was provided by available cash on hand.
      The Xcel acquisition has been accounted for using the purchase method of accounting, and Xcel’s results of operations have been included in the Company’s consolidated condensed statement of operations as of the date of acquisition. Allocation of the purchase price is based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. However, these estimates may be incomplete, and unanticipated events and circumstances may occur. Estimates for the purchase price allocation may change as subsequent information becomes available.
      The components of the purchase price allocation for the Xcel acquisition is as follows (in thousands):

Purchase price:
Cash paid	$280,000
Working capital adjustment	7,470
Transaction costs	5,435

$292,905

Allocation:
Xcel net book value of assets acquired — tangible assets	$9,488
In-process research and development	126,399
Product rights	103,500
Goodwill	53,518

$292,905

      The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired based on estimates of fair value using a discounted cash flow model. The discount rates used take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the acquired in-process research and development projects. The allocation of the purchase price includes $126,399,000 of in-process research and development, which was expensed in the three months ended

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
March 31, 2005, and goodwill of $53,518,000, which is deductible for tax purposes and has been allocated to the Company’s United States pharmaceutical reporting unit.
      The following unaudited pro forma financial information presents the combined results of operations of the Company and Xcel as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share information). The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

	Three Months Ended
	March 31,

	2005	2004

Net revenues	$192,721	$170,289
Loss from continuing operations	(138,857)	(95,556)
Net loss	(140,360)	(98,617)
Basic and diluted net loss per share:
Loss from continuing operations	$(1.56)	$(1.09)
Net loss	$(1.58)	$(1.12)
      The above pro forma financial information includes the acquired in-process research and development charge of $126,399,000 noted above and adjustments for amortization of identifiable intangible assets.

3.	Discontinued Operations
      In the second half of 2002, the Company made a strategic decision to divest certain assets, including certain raw materials businesses and manufacturing facilities in Central Europe. As of March 31, 2005, all of these businesses were disposed of except the Company’s remaining raw materials business and manufacturing facility in Central Europe, which the Company is actively working toward disposing.
      Summarized selected financial information for discontinued operations for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Revenue	$2,092	$5,522

Loss from discontinued operations	$(1,285)	$(2,413)
Loss on disposal of discontinued operations	(218)	(648)

Loss from discontinued operations	$(1,503)	$(3,061)

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The assets and liabilities of discontinued operations are stated separately as of March 31, 2005 and December 31, 2004 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories of discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2005	2004

Cash	$132	$129
Accounts receivable, net	2,654	3,352
Inventories, net	9,192	12,624
Property, plant and equipment, net	2,261	3,659
Other assets	2,370	4,130

Assets of discontinued operations	$16,609	$23,894

Accounts payable	$1,758	$2,042
Accrued liabilities	22,118	22,932
Other liabilities	7,072	7,082

Liabilities of discontinued operations	$30,948	$32,056

      Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of its discontinued Biomedicals division and is currently vacant. Remediation of the site will likely involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that the Company can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $21,183,000 and $21,475,000 as of March 31, 2005 and December 31, 2004, respectively, and are included in the liabilities of discontinued operations. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of March 31, 2005 cannot be reasonably estimated by the Company.

4.	Manufacturing Restructuring
      During the third quarter of 2003, the Company approved a restructuring plan to increase its capital utilization and improve its operating efficiencies (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan originally contemplated the disposal of ten manufacturing sites. During the first quarter of 2005, the Company made the decision to dispose of an additional manufacturing site in China and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,220,000. The Company has made significant progress in disposing of the manufacturing sites. As of March 31, 2005, the Company has sold three of the manufacturing sites and two additional sites were sold subsequent to quarter end. The Company is currently actively marketing the remaining six sites to prospective buyers. The completion of the Company’s Manufacturing Restructuring Plan will result in a global manufacturing and supply chain network of four manufacturing sites by the end of 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Income:
Numerator for basic and dilutive earnings per share — income available to stockholders	$(139,259)	$(13,573)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	88,836	83,447

Basic and diluted loss per share:
Loss from continuing operations	$(1.55)	$(0.12)
Loss from discontinued operations	(0.02)	(0.04)

Basic and diluted net loss per share	$(1.57)	$(0.16)

      For the three months ended March 31, 2005, options to purchase 2,868,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because the Company incurred a loss and the effect would have been anti-dilutive.
      For the three months ended March 31, 2005, options to purchase 1,901,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

6.	Detail of Certain Accounts

	March 31,	December 31,
	2005	2004

Accounts receivable, net:
Trade accounts receivable	$143,064	$142,925
Royalties receivable	17,567	17,329
Other receivables	15,018	17,620

	175,649	177,874
Allowance for doubtful accounts	(5,998)	(6,014)

	$169,651	$171,860

Inventories, net:
Raw materials and supplies	$42,490	$42,568
Work-in-process	29,462	24,002
Finished goods	67,750	59,612

	139,702	126,182
Allowance for inventory obsolescence	(13,843)	(13,932)

	$125,859	$112,250

Property, plant and equipment, net:
Property, plant and equipment, at cost	$413,048	$416,398
Accumulated depreciation and amortization	(186,946)	(183,140)

	$226,102	$233,258

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Intangible assets: As of March 31, 2005 and December 31, 2004, intangible assets were as follows (in thousands):

	March 31, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$695,750	$(215,757)	$595,699	$(206,367)
License agreement	67,376	(27,690)	67,376	(24,431)

Total intangible assets	$763,126	$(243,447)	$663,075	$(230,798)

      Amortization expense for the three months ended March 31, 2005 and 2004 were $13,968,000 and $13,287,000, respectively, of which $10,709,000 and $8,311,000 were related to amortization of acquired product rights. Estimated amortization expenses for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 are $61,300,000, $63,100,000, $61,900,000, $55,700,000, $48,200,000 and $46,900,000, respectively.

7.	Income Taxes
      For the three months ended March 31, 2005, the Company recorded a tax provision of $16,367,000 on a pre-tax loss of $121,218,000. The recording of a tax provision while recording a pre-tax loss was the result of the Company not receiving a tax benefit for either i) the charge of $126,399,000 as a result of recognizing acquired in-process research and development or ii) the restructuring charge of $2,220,000 resulting from the impairment of the Company’s manufacturing site in China. The actual tax provision was impacted by additional items as noted in the following table:

Increase in reserves due to IRS audit for tax years 1997 to 2001	$56,389,000
Reversal of valuation allowance for losses that would be recognized if IRS adjustments above are realized	(34,939,000)

Net impact to tax provision from U.S. tax adjustments	21,450,000
Reversal of valuation allowance on deferred tax assets on foreign operations	(11,122,000)

Net impact to tax provision from all adjustments	$10,328,000

      The Company’s U.S. tax returns for the period from 1997 to 2001 have been reviewed by the Internal Revenue Service and the Company has received proposed adjustments, and associated interest and penalties, resulting from the review. The Company has recorded $56,389,000 as its estimate of the additional tax expense from these reviews. The net impact to the tax provision from U.S. tax adjustments of $21,450,000 referred to above reflects the cash payments that could arise from the estimated additional tax. The cash payments would be required even though the Company has additional unutilized net operating losses due to the net operating losses being subject to annual limitations, expiring or being completely utilized for the periods impacted by the specific adjustments.
      In 1999, the Company restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 United States Corporate Income Tax Return. The Company discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 tax return. The IRS has denied the Company’s request to rule that reasonable cause existed for the failure to provide the agreements, the result of which is additional taxable

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
income in that year of approximately $120,000,000. The Company will pursue resolution through the formal appeals process. The impact of the IRS position on this issue is considered in the adjustments noted above.
      At December 31, 2004, the Company established a valuation allowance to offset its deferred tax assets. For the three months ended March 31, 2005, the Company incurred losses in the U.S. tax jurisdiction, which includes the Company’s research and development operations, for which no tax benefit is recorded. Losses are expected to continue in the United States until tax strategies or product launches eliminate them. Until these events occur, no benefit for the U.S. tax losses will be recorded. A $3,449,000 benefit associated with U.S. tax losses or the three months ended March 31, 2005 has not been recorded in calculating the Company’s effective tax rate due to the insufficient objective evidence at this time to recognize those assets for financial reporting purposes. The Company believes the tax assets will be realized through the successful commercialization of products in its pipeline, including Viramidine. Ultimate realization of the benefit of the U.S. net operating losses and research credits is dependent upon the Company generating sufficient taxable income prior to their expiration.
      The Company reversed a valuation allowance of $11,122,000 on net operating losses for certain foreign operations and recorded a corresponding tax benefit due to additional evidence supporting the ability to realize these net operating losses.
      During the fourth quarter of 2004, legislation was passed that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States (The American Jobs Creation Act of 2004). The range of reasonably possible amounts of unremitted earnings that is being considered for repatriation and the related potential range of income tax effects of such repatriation cannot be reasonably estimated at this time. We are evaluating the effects of this law, and are expecting to complete the evaluation and develop an appropriate plan of action during 2005.

8.	Commitments and Contingencies
      We are involved in several legal proceedings, including the following matters:
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

Securities Class Actions:
      Section 10b-5 Litigation: Since July 25, 2002, multiple class actions have been filed against the Company and some of its current and former executive officers alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of the Company’s stock. The lawsuits generally claim that the Company issued false and misleading statements regarding its earnings prospects and sales figures (based upon “channel stuffing” allegations), its operations in Russia, the marketing of Efudex®, and the earnings and sales of its Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest.
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
      Valuepoint Bondholders’ Litigation: On May 9, 2003, a bondholder filed a class action lawsuit in Orange County Superior Court against the Company and some of its current and former directors and former executive officers. The lawsuit alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements in connection with an offering of 6 1/2% Convertible Subordinated Notes due 2008 in November 2001, thereby artificially inflating the market price of the notes. The plaintiffs generally sought to recover compensatory damages, including interest. On February 28, 2005, the case was dismissed upon the Company’s payment of a previously agreed upon settlement to the plaintiffs of $3,200,000.
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
      The Company has agreed to settle the litigation with respect to ten of the defendants, nine of whom each received Ribapharm Bonuses of $330,500, and one who received a Ribapharm Bonus of $500,000. Three of the settling defendants were first elected to the Company’s Board of Directors in 2001 (the “2001 Directors”), only one of whom currently serves on the Board of Directors. The 2001 Directors have entered into settlement agreements, as amended, whereby they forfeited their 2003 annual Board of Directors’ stipend and all of their restricted stock units in exchange for a release from further liability in the lawsuit. The 2001 Director Settlement further provides that, in the event the Company negotiates a settlement with certain defendants on financial terms that are materially better than those set forth in the settlement agreements with the 2001 Directors, the Company agrees to adjust the 2001 Directors’ settlement payment by a comparable proportion. Following court-sponsored mediation in the Delaware Court of Chancery, the Company entered into settlement agreements with seven other defendants, which have been executed by the parties and the mediator. Pursuant to these settlements, six of these defendants (the “Outside Director Defendants”) will each pay to the Company $150,000, in exchange for a release from further liability in the lawsuit. The Outside Director Defendants will receive an offset credit of $50,000 for release of their claimed right to payments for the automatic conversion of the Company’s stock options that were not issued to them in 2002. The terms of the mediated settlement with the other settling former director requires that he pay $80,000 to the Company in exchange for a release from further liability in the lawsuit. None of the settlements will be effective unless approved by the Delaware Court of Chancery. Following the mediated settlement agreements, counsel for the 2001 Directors notified the Company that, in the 2001 Directors’ opinion, the settlement agreements with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlements with the 2001 Directors and have demanded that the Company pay to the 2001 Directors the sum of $50,000 each. The Company has advised the 2001 Directors that the settlement agreements reached with the other defendants do not trigger this provision. If it is deemed that the financial terms of the settlement with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlement with the 2001 Directors, the 2001 Directors’ settlement payment will be adjusted by a comparable proportion. Mediation was unsuccessful and has terminated with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,000,000 and $3,000,000, respectively. Discovery in the case is proceeding.
      Patent Oppositions: Various parties are opposing our ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. These patents currently benefit from patent extensions in the major European countries, that provide market protection until 2009.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Serbia & Montenegro: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW/ SPB/ JNK, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/ BWD/ SPB/ JNK. At issue in these matters were the parties’ respective rights and obligations with respect to ICN Yugoslavia, a joint venture formed by the parties’ predecessors-in-interest in 1990. In these proceedings, the Company asserted claims against the Federal Republic of Yugoslavia (“FRY”) and the Republic of Serbia, and counterclaims against the State Health Fund of Serbia (“Health Fund”) for, inter alia, unlawful seizure of the Company’s majority interest in the joint venture and failure to pay obligations to the joint venture in excess of $176,000,000. The Company sought damages in excess of $277,000,000. The Health Fund asserted claims against the Company for breach of the joint venture agreement based on the Company’s alleged failure to make its required capital contributions, and the Company’s alleged mismanagement of the joint venture. The Health Fund sought damages in excess of $270,000,000. Early in the proceedings the arbitral tribunal dismissed the FRY from these proceedings for lack of jurisdiction. In November 2004 the arbitral tribunal issued a final award in the case. The tribunal ruled that the Company had complied with its capital contribution obligations, that the Health Fund and Republic of Serbia had committed a de facto expropriation of the Company’s interest in the joint venture, and that the Company was entitled to a return of its capital contributions, including rights to certain pharmaceutical compounds and $50,000,000 in cash. The tribunal dismissed the remaining claims by the Company and by the Health Fund for lack of jurisdiction. The tribunal ordered the Health Fund and Republic of Serbia to liquidate the joint venture within three months to repay Valeant’s $50,000,000 in cash, and held that if such liquidation was not initiated in timely fashion the Health Fund and the Republic of Serbia would be jointly and severally liable for the return of these funds. The deadline to liquidate the joint venture passed in February 2005, but it appears that no liquidation of the joint venture has been initiated. The Company accordingly intends to press forward with enforcement efforts. The Company has seen press reports in Serbia that the Republic of Serbia and the Health Fund have filed one or more court actions in Serbia seeking to annul the arbitral awards, but the Company has not been formally served with process in such actions. The Health Fund has also threatened to reassert in court some or all of the claims that the tribunal did not reach on the merits. The Company intends to vigorously contest such claims if they are asserted.
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
      Permax Product Liability Cases: In February 2004, the Company purchased the shares of Amarin Pharmaceuticals Inc. At that time a case captioned Debra Ann Blackstone v. Amarin Pharmaceuticals, Inc., Amarin International Company, Eli Lilly & Company, Health Net, Inc., Blue Shield of California, Inc., Walgreen Co., Gaye Swenn, R.Ph., and John Lowhon, R.Ph. Case No. 017 201332 03 was already pending in the District Court of Tarrant County, Texas. On February 15, 2005, the Company was served in a case captioned Jerry G. Miller and Karren M. Miller v. Eli Lilly and Company, Elan Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Amarin Corporation PLC, Amarin Pharmaceuticals, Inc., Reasor’s, Inc., Reasor’s LLC and Athena Neurosciences, Inc., Case No. CJ-2004-6757 in the District Court of Tulsa County, Oklahoma. On February 23, 2005, Valeant was served in a case captioned Jimmy Ruth Carson v. Eli Lilly and Company, Elan Pharmaceuticals, Inc., and Valeant Pharmaceuticals International, Case No.,

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
05CV106 in the United States District Court for the Northern District of Oklahoma. In general, these cases allege that the use of Permax, a drug for the treatment of Parkinson’s Disease marketed and sold by Amarin, caused valvular heart disease. The Company has also received from time to time other claims alleging that the use of Permax caused congestive heart failure and other coronary-related damage, including a letter from an attorney purporting to represent five persons with such claims. Eli Lilly, holder of the right granted by the U.S. Food and Drug Administration (“FDA”) to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between the Company and Eli Lilly, Eli Lilly will bear a portion of the liability associated with these claims. Many of these cases are in preliminary stages and it is difficult to assess whether the Company will have any liability as to any particular case or, if such liability exists, what the extent of the liability would be. Product liability insurance exists with respect to these claims. There can be no assurance that the insurance will be sufficient to cover claims of which we have been notified, and there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on the Company’s consolidated financial position, results of operation or liquidity.
      Kali Litigation: In March 2004, Kali Laboratories, Inc. submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which we acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) pending in the United States District Court of New Jersey. The complaint alleges that Kali’s filing of ANDA No. 76-843 is an infringement under 35 U.S.C. § 271(e)(4) of one or more claims of U.S. Patent No. 5,462,740. Kali has filed an answer and counterclaims, denying all allegations of the complaint and asserting affirmative defenses and counterclaims for non-infringement, invalidity and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. Xcel filed a reply to the counterclaims, denying all allegations. Discovery is proceeding. The pretrial conference is set for November 15, 2005. No trial date has been set.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
time in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

9.	Business Segments
      The Company’s four reportable specialty pharmaceutical segments are comprised of its pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia (“AAA”). In addition, the Company has a research and development division. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 for discussion of discontinued operations.
      The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Revenues
Specialty pharmaceuticals
North America	$48,943	$27,629
Latin America	32,060	29,153
Europe	65,875	63,119
AAA	14,925	12,424

Total specialty pharmaceuticals	161,803	132,325
Ribavirin royalties	19,335	25,377

Consolidated revenues	$181,138	$157,702

Operating Income (Loss)
Specialty pharmaceuticals
North America	$16,694	$6,884
Latin America	10,343	5,813
Europe	11,734	8,614
AAA	790	(123)

	39,561	21,188
Restructuring charges(1)	(2,220)	—

Total specialty pharmaceuticals	37,341	21,188
Research and development	(9,336)	(972)
IPR&D(1)	(126,399)	(11,386)

Consolidated segment operating income	(98,394)	8,830
Corporate expenses	(14,367)	(12,593)
Interest income	3,015	3,060
Interest expense	(9,681)	(14,959)
Other, net	(1,791)	(1,046)

Loss from continuing operations before provision for income taxes and provision for income taxes and minority interest	$(121,218)	$(16,708)

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(1)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. For the three months ended March 31, 2005, restructuring charges and IPR&D were incurred in the AAA and North America pharmaceutical segments, respectively.
      The following table sets forth the segment total assets of the Company as of March 31, 2005 and December 31, 2004 (in thousands):

	Total Assets

	March 31,	December 31,
	2005	2004

Specialty pharmaceuticals
North America	$603,139	$439,084
Latin America	160,948	153,050
Europe	380,370	375,086
AAA	58,989	60,221

Total specialty pharmaceuticals	1,203,446	1,027,441
Corporate	181,600	270,777
Research and development division	159,766	199,763
Discontinued operations	16,609	23,894

Total	$1,561,421	$1,521,875

      The following table sets forth the segment goodwill of the Company as of March 31, 2005 and December 31, 2004 (in thousands):

	Goodwill

	March 31,	December 31,
	2005	2004

Specialty pharmaceuticals
North America	$60,917	$7,398
Research and development division	13,101	13,101

Total	$74,018	$20,499

      Goodwill increased $53,519,000 for the three months ended March 31, 2005 primarily due to the acquisition of Xcel Pharmaceuticals, Inc.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s ten largest products and seven global brands by therapeutic class based on sales for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Neurology
Mestinon®(G)(T)	$9,860	$8,911
Diastat(T)	5,177	—
Librax®(T)	4,080	3,697
TASMAR®(G)	939	—
Other Neurology	14,856	(a)
Infectious Disease
Virazole®(G)(T)	4,195	4,817
Other Infectious Disease	3,957	(a)
Dermatology
Efudix/ Efudex®(G)(T)	19,276	11,922
Kinerase®(G)(T)	4,435	3,937
Oxsoralen-Ultra®(G)(T)	2,968	1,388
Dermatix®(G)	1,896	1,377
Other Dermatology	7,600	(a)
Other Therapeutic Classes
Bedoyecta®(T)	9,244	5,523
Solcoseryl(T)	4,194	4,053
Vision Care(T)	3,835	2,906
Other Products	65,291	83,794

Total product sales	$161,803	$132,325

Total top ten product sales(T)	$67,264	$47,154

Total global product sales(G)	$43,569	$32,352

(a)	In 2004, the Company tracked other products by three therapeutic classes, but not by other classes; therefore, its ability to provide additional data by therapeutic classes is not practicable at this time.

(T)	— Indicates ten largest product

(G)	— Indicates global brand

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      The Company is a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. The Company focuses its greatest resources and attention principally on ten global brands in the therapeutic areas of neurology, infectious disease and dermatology. The Company’s products are currently sold in more than 100 markets around the world, with its primary focus on ten key geographic regions: the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, Spain and China.
      The Company has a specialty pharmaceutical business with a global platform, and a research and development infrastructure with strong discovery, clinical development and regulatory capabilities. In addition, the Company receives royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties represent a much smaller contribution to its revenues than they have in the past.

Specialty Pharmaceuticals
      Product sales from the Company’s specialty pharmaceutical segments accounted for 89% and 84% of the Company’s total revenues from continuing operations for the three months ended March 31, 2005 and 2004, respectively, and increased $29,478,000 (22%) in the three months ended March 31, 2005 compared to the similar period in 2004. The increase in product sales was due to approximately an 8% increase in volume, a 9% increase due to changes in selling prices and a 6% favorable impact from foreign exchange rate fluctuations.
      The Company’s specialty pharmaceutical business focuses its efforts on ten global brands in three therapeutic areas. Seven of these global brands are currently being marketed and accounted for 27% and 24% of the Company’s product sales for the three months ended March 31, 2005 and 2004, respectively. Global brand sales increased $11,217,000 (35%) in the three months ended March 31, 2005 compared to the similar period in 2004. The Company has experienced generic challenges and other competition to its products, as well as pricing challenges through government imposed price controls and reductions, and expect these challenges to continue.

Research and Development
      The Company seeks to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and cancer. The Company’s research and development activities are based upon accumulated expertise developed through 30 years of research focused on the internal generation of novel molecules. These efforts led to the discovery and development of ribavirin, an antiviral drug that Schering-Plough and Roche market under separate licenses from the Company, and which is the source of the Company’s royalty income.
      The Company is also developing a pipeline of product candidates, including three product candidates with clinical stage programs which target large market opportunities: Viramidine, pradefovir and retigabine. Viramidine is a pro-drug of ribavirin, for the treatment of chronic hepatitis C in treatment-naïve patients in conjunction with a pegylated interferon. The Company is developing pradefovir as an oral once-a-day monotherapy for patients with chronic hepatitis B infection. With the acquisition of Xcel Pharmaceuticals, Inc. (“Xcel”) in March 2005, another product candidate, retigabine, was added to the Company’s pipeline. Retigabine is being developed as an adjunctive treatment for partial-onset seizures in patients with epilepsy.

Ribavirin Royalties
      Ribavirin royalty revenues decreased $6,042,000 (24%) and accounted for 11% of the Company’s total revenues from continuing operations for the three months ended March 31, 2005 as compared to 16% for the similar period in 2004. The decline in ribavirin royalty revenues, and the decreasing contribution of royalties to the Company’s revenues, had been expected with the entry of generic ribavirin in the United States. The Company expects ribavirin royalties to be relatively stable for several years since generics are unlikely to enter the major European and Japanese markets due to certain protections in those markets through 2009 and 2010, respectively. The Company could expect to see declines as a result of alternative therapies, such as Viramidine, when and if approved.
Company Strategy
      The Company’s strategic plan focuses on transforming the business and growing through innovation. The Company has developed a growth strategy by leveraging its current products, rationalizing its supply chain and employing other measures to obtain significant efficiencies. Additionally, the Company will continue to increase investment in research and development activities and continue to evaluate potential acquisition opportunities. The key elements of the Company’s strategy are discussed below.

Transformation

Targeted Growth of Existing Products
      The Company focuses its business on ten key geographic regions, across three core therapeutic areas and ten global brands. The Company believes that its core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. Furthermore, the Company believes that its global brands have the potential for further worldwide penetration and above industry average growth rates. In addition, the Company intends to continue to market and sell, and selectively pursue life cycle management strategies for its regional and local brands.

Efficient Manufacturing and Supply Chain Organization
      Under its global manufacturing strategy announced in October 2003, the Company plans to reduce the number of manufacturing facilities in order to increase capacity utilization and improve efficiencies. The Company has also undertaken a major process improvement initiative, affecting all phases of its operations, from raw material and supply logistics to manufacturing, warehousing and distribution. During the first quarter of 2005, the Company made the decision to dispose of an additional manufacturing site in China and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,220,000. The Company has made significant progress in disposing of the manufacturing sites and is currently actively marketing the sites to prospective buyers. As of March 31, 2005, the Company has sold three of the manufacturing sites and two additional sites were sold subsequent to quarter end. The completion of the global manufacturing strategy will result in four manufacturing sites worldwide by the end of 2006.

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

Product Acquisitions
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
      On March 1, 2005, the Company acquired Xcel, a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 in cash, plus expenses of $5,435,000. Under the terms of the purchase agreement, the Company paid an additional $7,470,000 as a post-closing working capital adjustment. Xcel’s portfolio consists of four products that are sold within the United States, and a late-state clinical product candidate, retigabine, being developed for commercialization in all major markets. See Note 2 of notes to consolidated condensed financial statements for a discussion of this acquisition.
Results of Operations
      The Company’s four reportable specialty pharmaceutical segments are comprised of its pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, the Company has a research and development division. Certain financial information for the Company’s business segments is set forth below. This discussion of the Company’s results of operations should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this quarterly report. For additional financial information by business segment, see Note 9 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.
      The following table compares 2005 and 2004 revenues by reportable segments and operating expenses for the three months ended March 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended
	March 31,
				Percent
	2005	2004	Increase/(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$48,943	$27,629	$21,314	77%
Latin America	32,060	29,153	2,907	10
Europe	65,875	63,119	2,756	4
AAA	14,925	12,424	2,501	20

Total specialty pharmaceuticals	161,803	132,325	29,478	22
Ribavirin royalties	19,335	25,377	(6,042)	(24)

Total revenues	181,138	157,702	23,436	15
Costs and Expenses
Cost of goods sold (excluding amortization)	48,721	46,712	2,009	4
Selling expenses	52,815	47,742	5,073	11
General and administrative expenses	24,052	23,875	177	1
Research and development costs	25,724	18,463	7,261	39
Acquired IPR&D	126,399	11,386	115,013	1,010
Restructuring charges	2,220	—	2,220	—
Amortization expense	13,968	13,287	681	5

Operating loss	$(112,761)	$(3,763)	$(108,998)	—

Gross profit on product sales (excluding amortization)	$113,082	$85,613	$27,469	32

Gross profit margin on product sales	70%	65%

      Specialty Pharmaceutical Revenues: Product sales from the Company’s specialty pharmaceutical segments increased $29,478,000 (22%) for the three months ended March 31, 2005 over 2004. The increase in product sales was led by the Company’s global brands, which increased $11,217,000 (35%), as well as increased sales of other key products. In addition, sales from newly acquired products related to the acquisition of Xcel, Amarin and TASMAR contributed $10,547,000 to product sales in the three months ended March 31, 2005. Excluding sales from products acquired, product sales increased $18,931,000 (14%) for the three months ended March 31, 2005 over 2004. The Company also benefited from favorable foreign currency exchange rates, which contributed $7,303,000 on a net basis to the increase in overall product sales primarily due to the increase in the value of the Euro over the U.S. dollar.
      In the North America pharmaceuticals segment, revenues for the three months ended March 31, 2005 were $48,943,000 compared to $27,629,000 for 2004, an increase of $21,314,000 (77%). The increase was primarily driven by higher sales of Efudex, Oxsoralens® and Cesamet of $10,377,000, along with sales of products related to the acquisition of Xcel, Amarin and TASMAR of $9,837,000. Revenues for the North America pharmaceuticals segment will continue to benefit from the Xcel acquisition for 2005 compared to 2004.
      In the Latin America pharmaceuticals segment, revenues for the three months ended March 31, 2005 were $32,060,000 compared to $29,153,000 for 2004, an increase of $2,907,000 (10%). The increase was primarily due to higher sales of Bedoyecta® of $3,721,000 resulting from a successful direct-to-consumer campaign, partially offset by lower demand at the wholesalers due to tax legislation changes.
      In the Europe pharmaceuticals segment, revenues for the three months ended March 31, 2005 were $65,875,000 compared to $63,119,000 for 2004, an increase of $2,756,000 (4%). The increase in the value of currencies in the region as compared to the U.S. dollar contributed $6,382,000 to the increase in revenues in the region, partially offset by lower sales volume of $3,979,000 as a result of lower sales of non-promoted products.
      In the Asia, Africa and Australia (“AAA”) pharmaceuticals segment, revenues for the three months ended March 31, 2005 were $14,925,000 compared to $12,424,000 for 2004, an increase of $2,501,000 (20%). The increase was primarily due to higher sales of Reptilase of $1,119,000 as a result of supply chain issues in 2004 and higher sales of Coracten of $956,000.
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
      Ribavirin royalties from Schering-Plough and Roche for the three months ended March 31, 2005 were $19,335,000 compared to $25,377,000 for 2004, a decrease of $6,042,000 (24%). The decrease in ribavirin royalties includes the effects of the launch of generic ribavirin in the United States and increasing competition between Schering-Plough and Roche, partially offset by increased royalties in Japan and a $2,948,000 payment from Schering-Plough in the first quarter of 2005 on sales of Rebetol® in 2004. Approval of a generic form of oral ribavirin by the U.S. Food and Drug Administration (“FDA”) in the United States was announced on April 7, 2004. Competition from generic pharmaceutical companies has had, and is expected to continue to have, a material negative impact on the Company’s royalty revenue. With respect to Schering-Plough, royalty rates increase in tiers based on increased sales levels in the United States. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the United States is diminished. With respect to Roche, under the license agreement, the introduction of generics in any market eliminates the obligation of Roche to pay royalties for sales in that market. Upon the entry of generics into the United States on April 7, 2004, Roche ceased paying royalties on sales in the United States. Schering-Plough announced its launch of a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay the Company royalties for sales of their generic ribavirin.
      Gross Profit Margin: Gross profit margin on product sales for the three months ended March 31, 2005 was 70% compared to 65% in 2004. The increase in gross profit margin is primarily due to an increase in sales in the North America region, which generates higher profit margins, and greater efficiencies in the Company’s manufacturing and supply chain operations.

      Selling Expenses: Selling expenses were $52,815,000 for the three months ended March 31, 2005 compared to $47,742,000 for 2004, an increase of $5,073,000 (11%). As a percent of product sales, selling expenses were 33% for the three months ended March 31, 2005 compared to 36% for 2004. The increase in selling expenses reflects the Company’s increased promotional efforts primarily in North America and includes costs related to the launch of line extensions and new products. The Company expects selling expenses to increase in subsequent quarters of 2005.
      General and Administrative Expenses: General and administrative expenses were $24,052,000 for the three months ended March 31, 2005 compared to $23,875,000 for 2004, an increase of $177,000 (1%). As a percent of product sales, general and administrative expenses were 15% for the three months ended March 31, 2005 compared to 18% for 2004. The decrease in general and administrative expenses as a percentage of product sales reflects the Company’s ongoing efforts to effectively manage costs.
      Research and Development: Research and development expenses were $25,724,000 for the three months ended March 31, 2005 compared to $18,463,000 for 2004, an increase of $7,261,000 (39%). The increase in research and development expenses continues to reflect the acceleration of clinical trials for Viramidine and pradefovir. Research and development costs are expected to increase in 2005 compared to 2004 as progress continues with the clinical trials of Viramidine, pradefovir and retigabine.
      Acquired In-Process Research and Development: In the three months ended March 31, 2005 and 2004, the Company incurred an expense of $126,399,000 and $11,386,000, respectively, associated with IPR&D related to the acquisition of Xcel Pharmaceuticals, Inc. and Amarin Pharmaceuticals, Inc., respectively. The amount expensed as IPR&D represents the Company’s estimate of fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.
      Restructuring Charges: In the three months ended March 31, 2005, the Company incurred an impairment charge of $2,220,000 related to the manufacturing and rationalization plan. The Company made the decision to dispose of an additional manufacturing site in China in the first quarter of 2005.
      Amortization: Amortization expense was $13,968,000 for the three months ended March 31, 2005 compared to $13,287,000 for 2004, an increase of $681,000 (5%). The increase was primarily due to amortization of intangibles acquired with the acquisition of Xcel partially offset by a decrease in amortization on the royalty license intangible of $1,717,000, which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis.
      Other Loss, Net, Including Translation and Exchange: Other loss, net, including translation and exchange was $1,791,000 for the three months ended March 31, 2005 compared to $1,046,000 for 2004. In the three months ended March 31, 2005, translation losses principally consisted of translation and exchange losses in Europe of $2,165,000, partially offset by translation and exchange gains in Latin America and North America of $461,000. Translation and exchange losses are primarily related to U.S dollar denominated assets and liabilities at the Company’s foreign currency denominated subsidiaries.
      Interest Expense: Interest expense decreased $5,278,000 during the three months ended March 31, 2005 compared to 2004. The decrease was due to repurchases of the Company’s 6 1/2% Convertible Subordinated Notes due 2008 in June and July of 2004.
      Income Taxes: For the three months ended March 31, 2005, the Company recorded a tax provision of $16,367,000 on a pre-tax loss of $121,218,000. The recording of a tax provision while recording a pre-tax loss was the result of the Company not receiving a tax benefit for either i) the charge of $126,399,000 as a result of recognizing acquired in-process research and development or ii) the restructuring charge of $2,220,000 resulting from the impairment of the Company’s manufacturing site in China. The actual tax provision was impacted by additional items as noted in the following table:

Increase in reserves due to IRS audit for tax years 1997 to 2001	$56,389,000
Reversal of valuation allowance for losses that would be recognized if adjustments above are realized	(34,939,000)

Net impact to tax provision from U.S. tax adjustments	21,450,000
Reversal of valuation allowance on deferred tax assets on foreign operations	(11,122,000)

Net impact to tax provision from all adjustments	$10,328,000

      A $3,449,000 benefit associated with U.S. tax losses for the three months ended March 31, 2005 has not been recorded in calculating the Company’s effective tax rate due to the insufficient objective evidence at this time to recognize these assets for financial reporting purposes. Excluding the effect of the items noted above, the effective tax rate for the three months ended March 31, 2005 would have been 35%, which is compared to a 37% effective tax rate for 2004. The decrease in the effective tax rate is due to higher expected profits in lower tax rate jurisdictions.
      Loss from Discontinued Operations, Net of Taxes: Loss from discontinued operations was $1,503,000 for the three months ended March 31, 2005 compared to $3,061,000 for 2004. The losses in the three months ended March 31, 2005 and 2004 relate to the Company’s sales of products manufactured in its facilities in Central Europe. The Company is actively marketing for sale the remaining raw materials business and manufacturing facility in Central Europe and is working toward disposing of these assets.
Liquidity and Capital Resources
      Cash and marketable securities totaled $361,565,000 at March 31, 2005 compared to $461,508,000 at December 31, 2004. Working capital was $465,667,000 at March 31, 2005 compared to $578,462,000 at December 31, 2004. The decrease in working capital of $112,795,000 was primarily attributable to the use of cash in the Xcel acquisition, net of cash received, of $281,778,000, partially offset by cash generated from the Company’s stock offering in connection with the Xcel acquisition of $189,393,000.
      Cash provided by operating activities is expected to be the Company’s primary recurring source of funds in 2005. During the three months ended March 31, 2005, cash provided by operating activities totaled $8,191,000 compared to $18,874,000 for 2004. The decrease in cash provided by operating activities of $10,683,000 is primarily due to a decrease in the change in working capital, excluding income taxes, of $20,237,000 and higher tax payments of $2,750,000, partially offset by lower interest expense of $8,187,000. Additionally, the Company expects to see the effects of lower royalty revenues and increased research and development expenses for the remainder of the year and in 2006, which would negatively impact its operating cash flows.
      Cash used in investing activities was $83,476,000 for the three months ended March 31, 2005 compared to $42,992,000 for 2004. For the three months ended March 31, 2005, net cash used in investing activities consisted of payments for the acquisition of Xcel of $281,778,000 (net of cash received) and capital expenditures of $4,848,000, partially offset by net proceeds from investments of $202,387,000 and proceeds from the sale of assets of $762,000. The Company expects to update its information technology infrastructure, which will result in higher capital expenditures during the remainder of 2005. For the three months ended March 31, 2004, net cash used in investing activities consisted of payments for the Amarin acquisition and various other product rights of $44,358,000, purchase of investments of $5,894,000 related to the interest rate swap on the 7% Senior Notes due 2011 and foreign currency hedge and capital expenditures of $3,971,000, partially offset by proceeds from the sale of assets of $11,208,000 primarily related to the sale of investments.
      Cash provided by financing activities was $182,938,000 for the three months ended March 31, 2005, including proceeds from the Company’s stock offering in connection with the Xcel acquisition of $189,393,000 after underwriting commissions and discounts and proceeds received from the exercise of stock options of $640,000, partially offset by cash dividends paid on common stock of $6,502,000 and payments on long-term debt and notes payable of $593,000. In February 2005, the Company sold 8,280,000 shares of its common stock in a public offering to fund in part the Xcel acquisition. The remainder of the funds required for the Xcel transaction was provided by available cash on hand. Cash used in financing activities was $2,062,000 for the three months ended March 31, 2004, including cash dividends paid on common stock of $6,432,000 and payments on long-term debt and notes payable of $568,000, partially offset by proceeds received from the exercise of stock options of $4,938,000.
      In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of its 7.0% Senior Notes due 2011. The interest rate on the swap is variable at LIBOR plus 2.41%. The effect of this transaction is to initially lower the Company’s effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective interest rate will float and correlate to the variable interest earned on the Company’s cash held. The Company continues to expect to retain minimum cash levels of between $100,000,000 and $150,000,000.
      The Company has collateral requirements on an interest rate swap agreement and foreign currency hedges. The amount of collateral varies monthly depending on the fair value of the underlying swap contracts. As of March 31, 2005, the Company has collateral of $8,495,000 included in marketable securities and $8,624,000 included in other assets related to these instruments.
      In the first quarter of 2005, investors in auction rate securities were advised that under a recent interpretation of SFAS No. 95, Statement of Cash Flows, all auction rate securities should be classified as marketable securities and not cash and cash equivalents. As a result, the Company reviewed its investments in auction rate securities and concluded that it was in technical non-compliance with a covenant in the indenture governing its 7.0% Senior Notes due 2011. As a result, the Company liquidated its holdings of auction rate securities at approximately the carrying value and cured the technical non-compliance.
      Management believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through March 31, 2006, and to provide cash needed to fund acquisitions, capital expenditures and its research and development program. While the Company has no current intent to issue additional debt or equity securities, it may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations.
      While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so in the future.
      In 1999, the Company restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the inter-company transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 U.S. Corporate Income Tax Return. The Company discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 Tax Return. The IRS has denied the Company’s request to rule that reasonable cause existed for the failure to provide the agreements and the Company will pursue resolution through the formal appeals process.
      The Company’s U.S. tax returns for the period from 1997 to 2001 have been reviewed by the Internal Revenue Service and the Company has received proposed adjustments resulting from the review. The Company has recorded its estimate of the additional tax expense from these reviews. In the three months ended March 31, 2005, an adjustment of $34,939,000 has been recorded to the deferred tax asset with an offsetting adjustment to the valuation allowance for this matter, resulting in no effect to the income statement. The Company recorded a tax provision of $21,450,000 in the three months ended March 31, 2005 which relates to cash payments that could arise due to the net operating losses being subject to an annual limitation, expiring or being completely utilized.

      In March 2005, the Company purchased additional products liability insurance to cover damages resulting from the use of its products where such coverage was not already in place. Historically, the Company had product liability insurance only on certain products. No individual claim has been paid to date in excess of the coverages now in place. Notwithstanding this new coverage, a substantial claim, if successful, could have a material adverse effect on the Company’s liquidity and financial performance. The Company maintains clinical trial insurance in major markets in which it conducts clinical trials.
Products in Development
      The Company expects its research and development expenses to increase throughout 2005, of which a large percentage will be to support the continuing product development programs for Viramidine, pradefovir and retigabine. The Company expects that for 2005, it will spend approximately $60,000,000 on external research and development costs related to these product development programs.
      For Viramidine, the final analyses of all Phase 2 data were presented at the European Association for the Study of the Liver Conference in April 2005. The Phase 2 trial met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials, VISER 1 and VISER 2. The results validated the study design by continuing to show that Viramidine demonstrates statistical comparable efficacy to ribavirin in SVR and a significantly reduced incidence of anemia. On January 20, 2005, the Company announced that it had completed enrollment in VISER 2. The Company expects to complete its VISER 1 Phase 3 trial by the end of this year and report VISER 1 results sometime in the first half of 2006. The VISER 2 trial is about six months behind VISER 1. The Company’s external research and development expenses for Viramidine were $9,794,000 for the three months ended March 31, 2005 and $59,820,000 from inception through March 31, 2005.
      For pradefovir, which is being developed for the treatment of hepatitis B, the Company has completed three Phase 1 clinical trials in a total of 87 healthy volunteers. A 48-week dose-ranging Phase 2 study in Asia and the United States began enrollment in July 2004 and completed enrollment in November 2004. The Company’s external research and development expenses for pradefovir were $789,000 for the three months ended March 31, 2005 and $20,646,000 (including a milestone payment of $2,100,000) from inception through March 31, 2005.
      The Company acquired the rights to Zelapar, a late-stage candidate being developed as an adjunctive therapy in the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. In late 2004, the Company submitted a complete response to an approvable letter from the FDA, following the completion of two safety studies. The Company received a response to its submission from the FDA that requires the Company to provide them with additional information. A revised submission for Zelapar was recently sent to the FDA, and the Company expects to receive a Prescription Drug User Fee Act (PDUFA) date soon. The Company expects to launch Zelapar in 2005. The Company’s external research and development expenses for Zelapar were $76,000 for the three months ended March 31, 2005 and $4,908,000 from inception through March 31, 2005.
      The Company acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the acquisition of Xcel Pharmaceuticals, Inc. on March 1, 2005. For retigabine, the Company is scheduled to commence Phase 3 trials in 2005. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials in over 600 patients. The Company plans to hold a Special Protocol Assessment meeting for retigabine with the FDA in the next few weeks. We expect to begin clinical trials for retigabine by the end of the year.
Foreign Operations
      Approximately 75% and 80% of the Company’s revenues from continuing operations, which includes royalties, for the three months ended March 31, 2005 and 2004, respectively, were generated from operations outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions.

Changes in the relative values of currencies occur and may materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.
Critical Accounting Estimates
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

Revenue Recognition
      The Company recognizes revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to the Company’s direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. The Company uses third-party data to estimate the level of product inventories, expiration dating, and product demand at its major wholesalers. Based upon this information, adjustments are made to the accrual if deemed necessary. Actual results could be materially different from the Company’s estimates, resulting in future adjustments to revenue. For the three months ended March 31, 2005, returns received and the provision for sales returns were less than 2% of product sales. The Company conducts a review of the current methodology and assesses the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

Sales Incentive
      The Company may offer sales incentives primarily in international markets, where typically no right of return exists for goods damaged in transit, product recalls or for replacement of existing products due to packaging or labeling changes. In the United States market, the Company’s current practice is to offer sales incentives primarily in connection with launches of new products or changes of existing products where demand has not yet been established. The Company monitors and restricts sales in the United States market in order to limit wholesaler purchases in excess of their ordinary-course-of-business inventory levels. However, specific events such as the case of sales incentives described above or seasonal demand (e.g. antivirals during an outbreak) may justify purchases by wholesalers in excess of their ordinary course of business. The Company’s revenues recognition policy on these types of purchases and on incentives in international markets is consistent with the policies described in the revenue recognition critical accounting policy.

Income Taxes
      The Company operates in numerous countries where its income tax returns are subject to audit. Internal and external tax professional are employed to minimize tax audit adjustments where possible. The Company considers the expected outcome of these audits in the calculation of its tax provision. See Note 7 of notes to consolidated condensed financial statements for a discussion of tax issues affecting the Company.
      The Company assesses whether it is more likely than not that it will realize the tax benefit associated with its deferred tax assets and establishes valuation allowances for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If the Company revises these forecasts or determines that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made.

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

Valuation of Intangible Assets
      The Company periodically reviews intangible assets for impairment using an undiscounted net cash flows approach. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the products acquired with their carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis.
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
      The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimate process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory.

Purchase Price Allocation Including Acquired In-Process Research and Development
      The purchase price for the Xcel acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.
      The Company values IPR&D acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amount expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. For the Xcel acquisition in March 2005, the estimated fair value was based on the Company’s use of a discounted cash flow model (based on an estimate of future sales and an average gross profit margin of 80%). The estimated after-tax cash flows (using a tax rate of 35%) were then discounted to a present value using a discount rate of 17% to 18%. See Note 2 of notes to consolidated condensed financial statements for discussion of the Xcel acquisition.
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

Contingencies
      The Company is exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance, with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 8 of notes to consolidated condensed financial statements for a discussion of contingencies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Company’s business and financial results are effected by fluctuations in world financial markets. The Company evaluates its exposure to such risks on an ongoing basis, and seeks ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. The Company’s significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. The Company seeks to manage its foreign currency exposure by maintaining the majority of cash balances at foreign subsidiaries in U.S. dollars and through operational means by managing local currency revenues in relation to local currency costs. The Company is currently taking steps to mitigate the impact of foreign currency on the income statement, which include hedging its foreign currency exposure.
      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At March 31, 2005, the fair values of the Company’s financial instruments were as follows (in thousands):

		Assets (Liabilities)
	Notional/
	Contract	Carrying
Description	Amount	Value	Fair Value

Forward contracts	$33,415	$(2,610)	$(2,610)
Interest rate swaps	150,000	(3,969)	(3,969)
Outstanding debt	780,000	(780,000)	(770,556)
      The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At March 31, 2005, the Company had $13,707,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting the Company’s financial instruments would not have had a material effect on the Company’s first quarter 2005 pretax earnings. In addition, the Company has $780,000,000 of fixed rate debt as of March 31, 2005, that requires U.S. dollar repayment. To the extent that the Company requires, as a source of debt repayment, earnings and cash flow from some of its units located in foreign countries, the Company is subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of a 100 basis-points in interest rates would have reduced the fair value of the Company’s remaining fixed-rate debt instruments by approximately $43,000,000 as of March 31, 2005.
      The Company estimated the sensitivity of the fair value of its derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Euro at March 31, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain from a fair value change of $648,000 and a 10% weakening of the U.S. dollar would have resulted in a loss from a fair value change of $6,593,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Item 4.	Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As of March 31, 2005, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.
      There has been no change in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS
      Except for the historical information contained herein, the matters addressed in this quarterly report on Form 10-Q constitute “forward-looking statements.” Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2004, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
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

•	The future growth of the Company’s business depends on the development and approval of new products, including Viramidine, pradefovir and retigabine. The process of developing new drugs has an inherent risk of failure. Although certain of the Company’s research compounds show promise at their current stages of development, the Company may fail to commercialize them for various reasons. For example, they may turn out to be ineffective or unsafe in clinical or pre-clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. The Company’s inability to successfully develop its products due to these or other factors could have a material adverse effect on future revenues.

•	The Company can protect its products from generic substitution by third parties only to the extent that its technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, the Company’s presently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the Company’s patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues.

•	Trade secret protection is less effective than patent protection because competitors may discover the Company’s technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to the Company in a patent dispute may preclude development or commercialization of products or impact sales of existing products, and result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of the Company’s products.

•	The Company’s current business plan includes expansion through acquisitions, in addition to the development of new products. If the Company is unable to successfully execute on its expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of the Company’s business may be negatively effected.

•	The Company and its competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If the Company’s competitors succeed in developing better alternatives to the Company’s current products before it does, the Company will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by the Company’s products, the Company’s potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations is high, and failure to comply could result in fines or interruption in our business.

•	The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect the Company’s operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on the Company’s sales, gross profit or operating expenses. The Company entered into foreign currency hedge transactions to reduce its exposure to variability in the Euro. The Company continues to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of the Company’s revenue is derived from products manufactured by third parties. The Company relies on their quality level, compliance with the FDA regulations and continuity of supply. Any failure by them in these areas could disrupt the Company’s product supply and negatively impact its revenues.

•	The Company’s flexibility in maximizing commercialization opportunities for its compounds may be limited by its obligations to Schering-Plough. In November 2000, the Company entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of its products that they designate at an early stage of product development and a right for first/last refusal to license various compounds the Company may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if the Company elected to license it to a third party. The interest of potential collaborators in obtaining rights to the Company’s compounds or the terms of any agreement it ultimately enters into for these rights may be hindered by its agreement with Schering-Plough.

•	To purchase the Company’s products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for the Company to realize an appropriate return on its investment in product development.

•	Some of the Company’s development programs are based on the library of nucleoside compounds it has developed. It is not practicable to create backups for the Company’s nucleoside library, and accordingly it is at risk of loss in earthquakes, fire and other natural disasters.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of the Company’s products is found to have harmed an individual or individuals, it may be responsible for paying all or substantially all damages awarded. A successful product liability claim against the Company could have a material negative impact on its financial position and results of operations.

•	The Company is allowed by its senior note indenture to borrow money from third parties, subject to certain restrictions, but there is no guaranty that it will actually be able to borrow any money should the need for it arise.

•	The Company is involved in several legal proceedings, including those described in Note 8 to notes to consolidated condensed financial statements.

•	Dependence on key personnel leaves the Company vulnerable to a negative impact if they leave. The Company’s continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on the Company.

•	The Company’s research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. The Company cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, the Company could be held liable for damages that result. Any liability could exceed the Company’s resources.

•	The Company’s stockholder rights plan, provisions of its certificate of incorporation and provisions of the Delaware General Corporation Law could provide its Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	The Company is authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If the Company issues additional equity securities, the price of its securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the Company.

•	The Company is subject to a Consent Order with the Securities and Exchange Commission, which permanently enjoins the Company from violating securities laws and regulations. The Consent Order also precludes protection for forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The existence of the permanent injunction under the Consent Order, and the lack of protection under the Safe Harbor may limit the Company’s ability to defend against future allegations.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Note 8 of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 5.	Other Information
      None.

Item 6.	Exhibits

(a)	Exhibits

3.1		Restated Certificate of Incorporation of the Company, as amended to date, previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 12, 2003, and incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, previously filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 (file number 333-88040), and incorporated herein by reference.

10	.1*	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003.

10.2		Amended and Restated Employment Agreement, dated March 21, 2005 and effective as of January 1, 2005, between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated March 25, 2005, and incorporated herein by reference.

10.3		Amended and Restated Employment Agreement, dated March 21, 2005 and effective as of January 1, 2005, between Valeant Pharmaceuticals International and Robert O’Leary, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated March 25, 2005, and incorporated herein by reference.

10.4		Executive Incentive Plan of Valeant Pharmaceuticals International, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2005, and incorporated herein by reference.

10.5		Executive Severance Agreement, dated as of April 22, 2005, between Valeant Pharmaceuticals International and Eileen C. Pruette, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2005, and incorporated herein by reference.

10.6		Agreement and Plan of Merger, dated February 2, 2005, by and between Valeant Pharmaceuticals International and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.

10	.7*†	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG.

10	.8*	Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited.

15	.1*	Review Report of Independent Registered Public Accounting Firm.

15	.2*	Awareness Letter of Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Filed herewith

†	Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exhange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/ Timothy C. Tyson

Timothy C. Tyson
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2005

/s/ Bary G. Bailey

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2005

EXHIBIT INDEX

Exhibit

3.1		Restated Certificate of Incorporation of the Company, as amended to date, previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 12, 2003, and incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, previously filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 (file number 333-88040), and incorporated herein by reference.

10	.1*	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003.

10.2		Amended and Restated Employment Agreement, dated March 21, 2005 and effective as of January 1, 2005, between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated March 25, 2005, and incorporated herein by reference.

10.3		Amended and Restated Employment Agreement, dated March 21, 2005 and effective as of January 1, 2005, between Valeant Pharmaceuticals International and Robert O’Leary, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated March 25, 2005, and incorporated herein by reference.

10.4		Executive Incentive Plan of Valeant Pharmaceuticals International, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2005, and incorporated herein by reference.

10.5		Executive Severance Agreement, dated as of April 22, 2005, between Valeant Pharmaceuticals International and Eileen C. Pruette, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2005, and incorporated herein by reference.

10.6		Agreement and Plan of Merger, dated February 2, 2005, by and between Valeant Pharmaceuticals International and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.

10	.7*†	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG.

10	.8*	Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited.

15	.1*	Review Report of Independent Registered Public Accounting Firm.

15	.2*	Awareness Letter of Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Filed herewith

†	Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exhange Act of 1934, as amended.