Form 10-Q
period 2005-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2005-08-09
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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
      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of August 1, 2005 was 92,616,144.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Unaudited, in thousands, except par value data)

	June 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$326,155	$222,590
Marketable securities	31,093	238,918
Accounts receivable, net	171,763	171,860
Inventories, net	122,673	112,250
Prepaid expenses and other current assets	23,509	25,049

Total current assets	675,193	770,667
Property, plant and equipment, net	220,407	233,258
Deferred tax assets, net	5,740	—
Goodwill	74,630	20,499
Intangible assets, net	500,936	432,277
Other assets	38,912	41,280

Total non-current assets	840,625	727,314
Assets of discontinued operations	12,883	23,894

	$1,528,701	$1,521,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$44,882	$48,713
Accrued liabilities	109,750	122,297
Notes payable and current portion of long-term debt	428	929
Income taxes payable	41,143	20,266

Total current liabilities	196,203	192,205
Long-term debt, less current portion	793,047	793,139
Deferred tax liabilities, net	—	13,823
Other liabilities	13,719	14,429

Total non-current liabilities	806,766	821,391
Liabilities of discontinued operations	30,231	32,056

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,598 (June 30, 2005) and 84,219 (December 31, 2004) shares outstanding (after deducting shares in treasury of 1,068 as of June 30, 2005 and December 31, 2004)	926	842
Additional capital	1,196,519	1,004,875
Accumulated deficit	(681,165)	(534,204)
Accumulated other comprehensive income (loss)	(20,779)	4,710

Total stockholders’ equity	495,501	476,223

	$1,528,701	$1,521,875

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2005 and 2004
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Product sales	$180,828	$147,634	$342,631	$279,959
Ribavirin royalties	24,206	22,734	43,541	48,111

Total revenues	205,034	170,368	386,172	328,070

Costs and expenses:
Cost of goods sold (excluding amortization)	52,940	45,938	101,661	92,650
Selling expenses	61,454	53,575	114,269	101,317
General and administrative expenses	25,985	24,849	50,562	48,724
Research and development costs	27,559	20,921	53,283	39,384
Acquired in-process research and development	—	384	126,399	11,770
Restructuring charges	(1,324)	20,185	371	20,185
Amortization expense	17,211	14,133	31,179	27,420

Total costs and expenses	183,825	179,985	477,724	341,450

Income (loss) from operations	21,209	(9,617)	(91,552)	(13,380)
Other income (loss), net, including translation and exchange	(2,631)	(632)	(4,422)	(1,678)
Loss on early extinguishment of debt	—	(5,898)	—	(5,898)
Interest income	3,119	3,110	6,134	6,170
Interest expense	(10,063)	(14,284)	(19,744)	(29,243)

Income (loss) from continuing operations before income taxes and minority interest	11,634	(27,321)	(109,584)	(44,029)
Provision (benefit) for income taxes	10,059	(99)	26,426	(6,281)
Minority interest, net	134	103	305	89

Income (loss) from continuing operations	1,441	(27,325)	(136,315)	(37,837)
Loss from discontinued operations	(1,988)	(13,966)	(3,491)	(17,027)

Net loss	$(547)	$(41,291)	$(139,806)	$(54,864)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.32)	$(1.50)	$(0.45)
Loss from discontinued operations	(0.03)	(0.17)	(0.04)	(0.21)

Basic and diluted Net loss per share	$(0.01)	$(0.49)	$(1.54)	$(0.66)

Shares used in per share computation:
Basic	92,568	83,880	90,712	83,663

Diluted	95,591	83,880	90,712	83,663

Dividends paid per share of common stock	$0.08	$0.08	$0.16	$0.16

Dividends declared per share of common stock	$0.00	$0.08	$0.08	$0.16

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
For the three months and six months ended June 30, 2005 and 2004
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss	$(547)	$(41,291)	$(139,806)	$(54,864)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,378)	2,981	(31,740)	(2,020)
Unrealized gain (loss) on marketable equity securities and other	2,993	(396)	6,251	(577)
Reclassification adjustment for loss realized included in net loss	—	—	—	1,506

Comprehensive loss	$(13,932)	$(38,706)	$(165,295)	$(55,955)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Loss from continuing operations	$(136,315)	$(37,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,498	41,869
Provision for losses on accounts receivable and inventory obsolescence	3,805	74
Translation and exchange losses, net	4,422	735
Impairment charges and other non-cash items	2,407	21,674
Acquired in-process research and development	126,399	11,770
Deferred income taxes	(18,215)	(21,729)
Minority interest	(305)	89
Loss on extinguishment of debt	—	5,898
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,154	20,186
Inventories	(13,518)	(8,719)
Prepaid expenses and other assets	3,916	2,045
Trade payables and accrued liabilities	(21,176)	(11,629)
Income taxes payable	21,744	84
Other liabilities	1,589	470

Cash flow from operating activities in continuing operations	22,405	24,980
Cash flow from operating activities in discontinued operations	(1,129)	(5,641)

Net cash provided by operating activities	21,276	19,339

Cash flows from investing activities:
Capital expenditures	(15,021)	(8,923)
Proceeds from sale of assets	5,876	11,323
Proceeds from investments	506,600	—
Purchase of investments	(299,672)	(13,476)
Cash acquired in connection with acquisition	11,198	601
Acquisition of businesses, license rights and product lines	(292,979)	(63,862)

Cash flow from investing activities in continuing operations	(83,998)	(74,337)
Cash flow from investing activities in discontinued operations	(132)	395

Net cash used in investing activities	(84,130)	(73,942)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(708)	(95,868)
Proceeds from issuance of stock	1,646	10,563
Proceeds from stock offering	189,030	—
Dividends paid	(13,650)	(12,901)

Net cash provided by (used in) financing activities	176,318	(98,206)

Effect of exchange rate changes on cash and cash equivalents	(9,033)	(1,675)

Net increase (decrease) in cash and cash equivalents	104,431	(154,484)
Cash and cash equivalents at beginning of period	222,719	872,969

Cash and cash equivalents at end of period	327,150	718,485
Cash and cash equivalents classified as part of discontinued operations	(995)	(696)

Cash and cash equivalents of continuing operations	$326,155	$717,789

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
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
      Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of Valeant, its wholly-owned subsidiaries and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of these consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.
      Marketable Securities: The Company invests in investment grade securities and classifies these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of June 30, 2005, the fair market value of these securities approximated cost. Included in marketable securities is restricted cash of $5,403,000 related to collateral requirements on foreign currency hedges and other financial obligations as of June 30, 2005.
      Acquired In-Process Research and Development: In the six months ended June 30, 2005 and 2004, the Company incurred an expense of $126,399,000 and $11,770,000, respectively, associated with acquired in-process research and development (“IPR&D”) related to the acquisition of Xcel Pharmaceuticals, Inc. (“Xcel”) in 2005 and Amarin Pharmaceuticals, Inc. (“Amarin”) in 2004. Amounts expensed as IPR&D represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. Differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an intangible asset that is not amortized.
      The estimated fair value of these projects was based on the use of discounted cash flow models (based on an estimate of future sales and an average gross margin of 80% and 66% for Xcel and Amarin, respectively). For each project, the estimated after-tax cash flows (using a tax rate of 35% and 40% for Xcel and Amarin, respectively) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are the Company’s estimate of the effective statutory tax rate for acquisitions of similar types of assets. These cash flows were then discounted to a present value using discount rates ranging from 17% to 20%, which represent the Company’s risk adjusted after tax weighted average cost of capital for each product. The Company estimated it would incur future research and development costs of approximately $50,000,000 to complete the retigabine IPR&D project.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      Derivative Financial Instruments: The Company’s accounting policies for derivative instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow, fair value or net investment hedges. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets, accrued liabilities or debt. Depending on the nature of the hedge, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.
      Comprehensive Loss: The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized gains and losses on marketable equity securities and changes in the fair value of derivative financial instruments.
      Per Share Information: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In computing diluted earnings per share, the weighted-average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities including any options, warrants, and convertible debt or preferred stock; income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.
      On March 10 and August 3, 2005, the Company’s Board of Directors declared quarterly cash dividends of $0.0775 per share. The first quarter cash dividends were paid on April 27, 2005 and the second quarter cash dividends are payable on September 1, 2005 to stockholders of record on August 19, 2005. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.
      Stock-Based Compensation: The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock- Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”), as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Incentive Plan been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss as reported	$(547)	$(41,291)	$(139,806)	$(54,864)
Compensation costs related to the Company’s employee stock compensation plan, net of tax	—	—	—	96
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5,073)	(2,746)	(10,122)	(5,399)

Pro forma net loss	$(5,620)	$(44,037)	$(149,928)	$(60,167)

Loss per share:
Basic and diluted — as reported	$(0.01)	$(0.49)	$(1.54)	$(0.66)

Basic and diluted — pro forma	$(0.06)	$(0.53)	$(1.65)	$(0.72)

      The compensation cost for the three and six months ended June 30, 2005 has no tax effect as the Company is generating net operating losses for which a full valuation allowance is provided.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. See footnote 8 for the Company’s evaluation of the impact of the repatriation provisions.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission issued a Final Rule Release, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. This rule extends the date for compliance with SFAS No. 123R until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share consistent with the SFAS No. 123 pro forma compensation expense amounts.

2.	Acquisition
      Xcel Pharmaceuticals, Inc.: On March 1, 2005, the Company acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system for $280,000,000 in cash, plus expenses of $5,435,000. Under the terms of the purchase agreement, the Company paid an additional $7,470,000 as a post-closing working capital adjustment. The Xcel acquisition adds to the Company’s existing neurology product portfolio with four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Xcel’s products and sales organization had synergies with the Company’s then existing neurology products and added retigabine to its pipeline of product candidates. These factors contribute to the recognition of goodwill in the purchase price. Approximately $44,000,000 of the cash consideration was used to retire Xcel’s outstanding long-term debt.
      In connection with the Xcel acquisition, the Company completed an offering of 8,280,000 shares of its common stock in February 2005. The Company received net proceeds, after underwriting discounts and commissions, of $189,030,000, which were used to partially fund the Xcel acquisition. The remainder of the funds required for the Xcel acquisition was provided by available cash on hand.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The components of the purchase price allocation for the Xcel acquisition is as follows (in thousands):

Purchase price:
Cash paid	$280,000
Working capital adjustment	7,470
Transaction costs	5,435

$292,905

Allocation:
Xcel net book value of assets acquired — tangible assets	$8,875
In-process research and development	126,399
Product rights	103,500
Goodwill	54,131

$292,905

      The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired based on estimates of fair value using a discounted cash flow model. The discount rates used take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the acquired in-process research and development projects. The allocation of the purchase price includes $126,399,000 of in-process research and development, which was expensed in the six months ended June 30, 2005, and goodwill of $54,131,000, which is deductible for tax purposes and has been allocated to the Company’s United States pharmaceutical reporting unit.
      The following unaudited pro forma financial information presents the combined results of operations of the Company and Xcel as if the acquisition had occurred as of the beginning of the periods presented (in thousands except per share information). The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net revenues	$205,034	$186,173	$397,755	$356,461
Income (loss) from continuing operations	1,441	(25,055)	(137,416)	(170,633)
Net loss	(547)	(39,021)	(140,907)	(187,660)
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.27)	$(1.51)	$(1.89)
Net loss	$(0.01)	$(0.42)	$(1.55)	$(2.08)
      The above pro forma financial information for the six months ended June 30, 2005 and 2004 includes the acquired in-process research and development charge of $126,399,000 noted above and adjustments for amortization of identifiable intangible assets.

3.	Discontinued Operations
      In the second half of 2002, the Company made a strategic decision to divest certain assets, including certain raw materials businesses and manufacturing facilities in Central Europe. As of June 30, 2005, all of

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
these businesses were disposed of except the Company’s remaining raw materials business and manufacturing facility in Hungary, which the Company sold in August 2005 for approximately its carrying value.
      Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue	$5,630	$4,126	$7,722	$9,648

Loss before income taxes	$(2,421)	$(18,102)	$(3,706)	$(20,515)
Provision for income taxes	—	5,920	—	5,920

Loss from discontinued operations, net	(2,421)	(12,182)	(3,706)	(14,595)
Income (loss) on disposal of discontinued operations	433	(1,784)	215	(2,432)

Loss from discontinued operations	$(1,988)	$(13,966)	$(3,491)	$(17,027)

      The assets and liabilities of discontinued operations are stated separately as of June 30, 2005 and December 31, 2004 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories of discontinued operations are as follows (in thousands):

	June 30,	December 31,
	2005	2004

Cash	$995	$129
Accounts receivable, net	3,668	3,352
Inventories, net	5,790	12,624
Property, plant and equipment, net	886	3,659
Other assets	1,544	4,130

Assets of discontinued operations	$12,883	$23,894

Accounts payable	$2,036	$2,042
Accrued liabilities	22,165	22,932
Other liabilities	6,030	7,082

Liabilities of discontinued operations	$30,231	$32,056

      Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of its discontinued Biomedicals division and is currently vacant. Remediation of the site will likely involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that the Company can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. The Company estimates that total costs to remediate the site could be between $15,000,000 to $25,000,000. Total environmental reserves for this site were $20,831,000 and $21,475,000 as of June 30, 2005 and December 31, 2004, respectively, and are included in the liabilities of discontinued operations. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on the Company’s consolidated financial condition, results of

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
operations or cash flows. Any possible loss that may be incurred in excess of the Company’s estimated range cannot be reasonably estimated by the Company.

4.	Manufacturing Restructuring
      During the third quarter of 2003, the Company approved a restructuring plan to increase its capital utilization and improve its operating efficiencies (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan originally contemplated the disposal of ten manufacturing sites. During the first quarter of 2005, the Company made the decision to dispose of an additional manufacturing site in China and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,220,000. In the three months ended June 30, 2005, the Company sold its manufacturing plants in Mexico and Argentina and recorded a net gain of $1,324,000 on the sale of these sites. As of June 30, 2005, the Company had sold five of the manufacturing sites. The Company is currently actively marketing the remaining six sites to prospective buyers. The completion of the Company’s Manufacturing Restructuring Plan is expected to result in a global manufacturing and supply chain network of four manufacturing sites by the end of 2006.

5.	Derivative and Hedging Activity
      The Company uses derivative financial instruments to hedge foreign currency exposure. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange fluctuations, nor does the Company enter into trades for which there is no underlying exposure.
      Foreign Currency Hedge Transaction: In May 2005, the Company entered into a forward contract to reduce its exposure to variability in the Polish Zloty compared to the U.S. dollar (the “Hedge”). The Hedge covers $20,000,000 U.S. Dollar equivalent amount of Polish zloty cash and short-term investments. The Hedge is designated and qualifies as a net investment hedge. The Hedge is consistent with the Company’s risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. An unrealized loss of $95,000 has been recorded in other comprehensive income as of June 30, 2005.
      In July 2005, the Company entered into an additional forward contract to further reduce its exposure to variability in the Polish zloty compared to the U.S. dollar. This hedge covers $25,000,000 U.S. dollar equivalent amount of Polish zloty cash and short-term investments and is designated and qualifies as a net investment hedge.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Income (loss):
Numerator for basic and dilutive earnings per share — income (loss) available to stockholders	$(547)	$(41,291)	$(139,806)	$(54,864)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	92,568	83,880	90,712	83,663
Employee stock options	2,912	—	—	—
Other dilutive securities	111	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	95,591	83,880	90,712	83,663

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.32)	$(1.50)	$(0.45)
Loss from discontinued operations	(0.03)	(0.17)	(0.04)	(0.21)

Basic and diluted loss per share	$(0.01)	$(0.49)	$(1.54)	$(0.66)

      For the six months ended June 30, 2005, options to purchase 3,395,000 weighted average shares of common stock were not included in the computation of earnings per share because the Company incurred a loss and the effect would have been anti-dilutive.
      For the three and six months ended June 30, 2005, options to purchase 4,452,000 and 4,320,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Detail of Certain Accounts

	June 30,	December 31,
	2005	2004

Accounts receivable, net:
Trade accounts receivable	$137,497	$142,925
Royalties receivable	24,361	17,329
Other receivables	15,889	17,620

	177,747	177,874
Allowance for doubtful accounts	(5,984)	(6,014)

	$171,763	$171,860

Inventories, net:
Raw materials and supplies	$31,270	$42,568
Work-in-process	24,443	24,002
Finished goods	78,112	59,612

	133,825	126,182
Allowance for inventory obsolescence	(11,152)	(13,932)

	$122,673	$112,250

Property, plant and equipment, net:
Property, plant and equipment, at cost	$404,554	$416,398
Accumulated depreciation and amortization	(184,147)	(183,140)

	$220,407	$233,258

      Intangible assets: As of June 30, 2005 and December 31, 2004, intangible assets were as follows (in thousands):

	June 30, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$692,346	$(227,836)	$595,699	$(206,367)
License agreement	67,376	(30,950)	67,376	(24,431)

Total intangible assets	$759,722	$(258,786)	$663,075	$(230,798)

      Amortization expense for the three and six months ended June 30, 2005 were $17,211,000 and $31,179,000, respectively, of which $13,952,000 and $24,660,000 were related to amortization of acquired product rights. During the three and six months ended June 30, 2005, the Company recorded impairment charges of $1,532,000 related to product rights in the United States and Spain. Estimated amortization expense for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 are $62,800,000, $63,000,000, $61,700,000, $55,200,000, $47,600,000 and $46,800,000, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes
      For the six months ended June 30, 2005, the Company recorded a tax provision of $26,426,000 on a pre-tax loss of $109,584,000. The recording of a tax provision while recording a pre-tax loss was the result of the Company reporting income in non-U.S. jurisdictions and not receiving a tax benefit for i) the charge of $126,399,000 as a result of recognizing acquired in-process research and development and ii) the restructuring charge of $2,220,000 resulting from the impairment of the Company’s manufacturing site in China. The actual tax provision was impacted by additional items as noted in the following table:

Increase in reserves due to IRS audit for tax years 1997 to 2001	$56,680,000
Reversal of valuation allowance for losses that would be recognized if IRS adjustments above are realized	(34,939,000)

Net impact to tax provision from U.S. tax adjustments	21,741,000
Reversal of valuation allowance on deferred tax assets on foreign operations net of prior year adjustments	(12,533,000)

Net impact to tax provision from all adjustments	$9,208,000

      The Company’s U.S. tax returns for the period from 1997 to 2001 have been reviewed by the Internal Revenue Service and the Company has received proposed adjustments to the tax liabilities, and associated interest and penalties, resulting from the review. The Company has written a formal protest in response to these proposed adjustments and has recorded $56,680,000 as its estimate of the additional tax expense from these reviews. The net impact to the tax provision from U.S. tax adjustments of $21,741,000 referred to above reflects the cash payments that could arise from the estimated additional tax. The cash payments would be required even though the Company has additional unutilized net operating losses due to the net operating losses being subject to annual limitations, expiring or being completely utilized for the periods impacted by the specific adjustments.
      In 1999, the Company restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 United States Corporate Income Tax Return. The Company discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 tax return. The IRS has denied the Company’s request to rule that reasonable cause existed for the failure to provide the agreements, the result of which is additional taxable income in that year of approximately $120,000,000. The Company will pursue resolution through the formal appeals process. The impact of the IRS position on this issue is considered in the adjustments noted above.
      At December 31, 2004, the Company established a valuation allowance to offset its deferred tax assets. For the six months ended June 30, 2005, the Company incurred losses in the U.S. tax jurisdiction, which includes the Company’s research and development operations, for which no tax benefit is recorded. A $10,232,000 benefit associated with U.S. tax losses for the six months ended June 30, 2005 has not been recorded in calculating the Company’s effective tax rate due to the insufficient objective evidence at this time to recognize those assets for financial reporting purposes. The Company believes the tax assets will be realized through the successful commercialization of products in its pipeline, including Viramidine. Ultimate realization of the benefit of the U.S. net operating losses and research credits is dependent upon the Company generating sufficient taxable income prior to their expiration. Until these events occur, no benefit for the U.S. tax losses will be recorded.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The Company reversed valuation allowances of $12,533,000 (net of prior year adjustments of $1,458,000) on net operating losses for certain foreign operations and recorded a corresponding tax benefit due to additional evidence supporting the ability to realize these net operating losses.
      During the fourth quarter of 2004, legislation was passed that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States (The American Jobs Creation Act of 2004). In August 2005, subsequent to the end of the second quarter, management recommended and the Board of Directors of the Company approved the repatriation of $225,000,000 of unremitted earnings of certain foreign subsidiaries. The income tax expense associated with such repatriation is expected to be approximately $3,900,000. The Company continues to evaluate whether additional amounts should be repatriated to support the Company’s ongoing research and development and business development activities in the United States.

9.	Legal Proceedings and Contingencies
      The Company is involved in several legal proceedings, including the following matters:

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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
that the defendants breached their fiduciary duties by disseminating materially misleading and inaccurate information.
      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interest of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management in connection with the initial public offering of Ribapharm. The Court granted the Company’s motion to stay the California proceedings in favor of the similar Delaware proceedings. On October 27, 2003, the Delaware Court of Chancery granted the Company’s motion to realign the Company as plaintiff in the Delaware action.
      The Company has settled the litigation with respect to ten of the defendants, nine of whom each received Ribapharm Bonuses of $330,500, and one who received a Ribapharm Bonus of $500,000. Three of the settling defendants were first elected to the Company’s Board of Directors in 2001 (the “2001 Directors”), only one of whom currently serves on the Board of Directors. Pursuant to the settlements, the 2001 Directors forfeited their 2003 annual Board of Directors’ stipend and all of their restricted stock units in exchange for a release from further liability in the lawsuit. The 2001 Director Settlement further provides that, in the event the Company negotiates a settlement with certain defendants on financial terms that are materially better than those set forth in the settlement agreements with the 2001 Directors, the Company agrees to adjust the 2001 Directors’ settlement payment by a comparable proportion. Following court-sponsored mediation in the Delaware Court of Chancery, the Company entered into settlement agreements with seven other defendants. Pursuant to these settlements, six of these defendants (the “Outside Director Defendants”) are required to pay to the Company $150,000 in exchange for a release from further liability in the lawsuit. The Outside Director Defendants will receive an offset credit of $50,000 for release of their claimed right to payments for the automatic conversion of the Company’s stock options that were not issued to them in 2002. As provided in the settlement agreements, in July 2005, five of the Outside Director Defendants have paid in cash to the Company $50,000 each in settlement payments, with the remaining $50,000 to be paid on or before May 18, 2006. The other settling former director has paid $80,000 to the Company pursuant to his settlement agreement with the Company in exchange for a release from further liability in the lawsuit. On May 18, 2005, the Delaware Court of Chancery approved all of the settlements and dismissed all claims except those related to the Ribapharm Bonuses. Following the mediated settlement agreements, counsel for the 2001 Directors notified the Company that, in the 2001 Directors’ opinion, the settlement agreements with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlements with the 2001 Directors and have demanded that the Company pay to the 2001 Directors the sum of $50,000 each. The Company has advised the 2001 Directors that the settlement agreements reached with the other defendants do not trigger this provision. If it is deemed that the financial terms of the settlement with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlement with the 2001 Directors, the 2001 Directors’ settlement payment will be adjusted by a comparable proportion. Mediation was unsuccessful and has terminated with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,000,000 and $3,000,000, respectively. The Company filed a Second Amended Complaint on June 6, 2005, naming only Messrs. Panic and Jerney as defendants. Discovery in the case is proceeding, and trial is scheduled to begin on February 27, 2006.
      Patent Oppositions: Various parties are opposing our ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. These patents currently benefit from patent extensions in the major European countries that provide market protection until 2010.
      Should the opponents prevail, the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Data exclusivity applies to these products until 2010. If no ribavirin patents remain in force in Europe, the Company would no longer receive royalties from Roche.

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
      Permax Product Liability Cases: In February 2004, the Company purchased the shares of Amarin Pharmaceuticals Inc. At that time a case captioned Debra Ann Blackstone v. Amarin Pharmaceuticals, Inc., Amarin International Company, Eli Lilly & Company, Health Net, Inc., Blue Shield of California, Inc., Walgreen Co., Gaye Swenn, R.Ph., and John Lowhon, R.Ph. Case No. 017 201332 03 was already pending in the District Court of Tarrant County, Texas. On February 15, 2005, the Company was served in a case captioned Jerry G. Miller and Karren M. Miller v. Eli Lilly and Company, Elan Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Amarin Corporation PLC, Amarin Pharmaceuticals, Inc., Reasor’s, Inc., Reasor’s LLC and Athena Neurosciences, Inc., Case No. CJ-2004-6757 in the District Court of Tulsa County, Oklahoma. On February 23, 2005, Valeant was served in a case captioned Jimmy Ruth Carson v. Eli Lilly and Company, Elan Pharmaceuticals, Inc., and Valeant Pharmaceuticals International,

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Case No., 05CV106 in the United States District Court for the Northern District of Oklahoma. On March 15, 2005, the Company was served in a case captioned Beverly Hover and Philip Hover, Plaintiffs, against Eli Lilly and Company, Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Amarin Corporation PLC, Amarin Pharmaceuticals, Inc., and Valeant Pharmaceuticals International, Case No. 101859/05 and a case captioned Martha Putney and Gordon W. Putney against Eli Lilly and Company, Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Amarin Corporation PLC, Amarin Pharmaceuticals, Inc., and Valeant Pharmaceuticals International, Case No. 101860/05, each in the Supreme Court of New York, County of New York. In general, these cases allege that the use of Permax, a drug for the treatment of Parkinson’s Disease marketed and sold by Amarin, caused valvular heart disease. The Company has also received from time to time other claims alleging that the use of Permax caused congestive heart failure and other coronary-related damage, including a letter from an attorney purporting to represent five persons with such claims. Eli Lilly, holder of the right granted by the U.S. Food and Drug Administration (“FDA”) to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between the Company and Eli Lilly, Eli Lilly will bear a portion of the liability associated with these claims. Many of these cases are in preliminary stages and it is difficult to assess whether the Company will have any liability as to any particular case or, if such liability exists, what the extent of the liability would be. Product liability insurance exists with respect to these claims. There can be no assurance that the insurance will be sufficient to cover claims of which the Company has been notified, and there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on the Company’s consolidated financial position, results of operation or liquidity.
      Kali Litigation: In March 2004, Kali Laboratories, Inc. submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which the Company acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) pending in the United States District Court of New Jersey. The complaint alleges that Kali’s filing of ANDA No. 76-843 is an act of infringement under 35 U.S.C. § 271(e)(4) of one or more claims of U.S. Patent No. 5,462,740. Kali has filed an answer and counterclaims, denying all allegations of the complaint and asserting affirmative defenses and counterclaims for non-infringement, invalidity and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. Xcel filed a reply to the counterclaims, denying all allegations. In July 2005, Kali provided a proposed amended answer and counterclaim of unenforceability due to inequitable conduct. The Company expects Kali to bring a motion requesting leave to amend its answer and counterclaim, although Kali has not yet filed such motion. If Kali’s proposed amendment is allowed, the Company will vigorously defend itself against the allegations. Discovery is proceeding. The final pretrial conference is set for February 2, 2006. No trial date has been set.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      The following table sets forth the amounts of segment revenues and operating income of the Company for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues
Specialty pharmaceuticals
North America	$60,398	$35,258	$109,341	$62,887
Latin America	41,397	36,491	73,457	65,644
Europe	61,753	60,080	127,628	123,199
AAA	17,280	15,805	32,205	28,229

Total specialty pharmaceuticals	180,828	147,634	342,631	279,959
Ribavirin royalties	24,206	22,734	43,541	48,111

Consolidated revenues	$205,034	$170,368	$386,172	$328,070

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating Income (Loss)
Specialty pharmaceuticals
North America	16,552	10,903	33,246	17,787
Latin America	13,032	12,891	22,850	18,704
Europe	9,137	2,913	20,871	11,527
AAA	2,129	1,619	2,919	1,496

	40,850	28,326	79,886	49,514
Corporate expenses	(14,344)	(12,059)	(28,711)	(24,652)

Total specialty pharmaceuticals	26,506	16,267	51,175	24,862
Restructuring charges(1)	1,324	(20,185)	(371)	(20,185)
Research and development	(6,621)	(5,315)	(15,957)	(6,287)
Acquired IPR&D(1)	—	(384)	(126,399)	(11,770)

Consolidated segment operating income (loss)	21,209	(9,617)	(91,552)	(13,380)
Interest income	3,119	3,110	6,134	6,170
Interest expense	(10,063)	(14,284)	(19,744)	(29,243)
Other, net	(2,631)	(6,530)	(4,422)	(7,576)

Income (loss) from continuing operations before provision for income taxes and minority interest	$11,634	$(27,321)	$(109,584)	$(44,029)

(1)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. For the three and six months ended June 30, 2005 and 2004, restructuring charges were incurred in the Latin America, Europe and AAA pharmaceutical segments. All IPR&D was incurred in the North America pharmaceutical segment.
      The following table sets forth the segment total assets of the Company as of June 30, 2005 and December 31, 2004 (in thousands):

	Total Assets

	June 30,	December 31,
	2005	2004

Specialty pharmaceuticals
North America	$622,464	$439,084
Latin America	167,559	153,050
Europe	357,041	375,086
AAA	62,443	60,221
Corporate	191,505	270,777

Total specialty pharmaceuticals	1,401,012	1,298,218
Research and development division	114,806	199,763
Discontinued operations	12,883	23,894

Total	$1,528,701	$1,521,875

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the segment goodwill of the Company as of June 30, 2005 and December 31, 2004 (in thousands):

	Goodwill

	June 30,	December 31,
	2005	2004

Specialty Pharmaceuticals — North America	$61,529	$7,398
Research and development division	13,101	13,101

Total	$74,630	$20,499

      Goodwill increased $54,131,000 for the six months ended June 30, 2005 due to the acquisition of Xcel Pharmaceuticals, Inc.
      The following table summarizes the Company’s ten largest products and seven global brands by therapeutic class based on sales for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004		2005	2004

Neurology
Mestinon®(G)(T)	$10,434	$10,274		$20,294	$19,260
Diastat(T)(b)	14,291	—		19,468	—
TASMAR®(G)(c)	1,533	584		2,472	584
Other Neurology	28,196	(a	)	49,609	(a	)
Infectious Disease
Virazole®(G)(T)	4,039	3,674		8,234	8,491
Other Infectious Disease	4,245	(a	)	10,098	(a	)
Dermatology
Efudix/ Efudex®(G)(T)	12,231	6,852		31,507	18,774
Kinerase®(G)(T)	5,821	4,161		10,256	8,098
Oxsoralen-Ultra®(G)(T)	4,126	5,224		7,094	6,612
Dermatix®(G)	2,566	1,927		4,462	3,304
Other Dermatology	10,162	(a	)	20,341	(a	)
Other Therapeutic Classes
Bedoyecta®(T)	10,976	5,579		20,220	11,102
Solcoseryl(T)	3,911	5,159		8,105	9,212
Nyal(T)	5,366	4,270		7,840	6,514
Vision Care(T)	2,911	2,779		6,746	5,685
Other Pharmaceutical Products	60,020	97,151		115,885	182,323

Total product sales	$180,828	$147,634		$342,631	$279,959

Total top ten product sales(T)	$74,106	47,972		$139,764	93,748

Total global brand product sales(G)	$40,750	$32,696		$84,319	$65,123

(a)	In 2004, the Company tracked other products, but not by therapeutic classes; therefore, its ability to provide additional data by therapeutic classes is not practicable at this time.

(b)	Diastat was acquired in March 2005.

(c)	TASMAR was acquired in April 2004.

(T)	Indicates ten largest products based on sales.

(G)	Indicates global brand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1 — Financial Statements” above.
      The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may also be identified by the use of words such an “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the Company’s control. These factors include, without limitation, those described below under the heading “Forward-Looking Statements — Risk Factors.” The Company does not undertake to update its forward-looking statement to reflect later events and circumstances or actual outcomes.
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
Overview
      The Company is a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. The Company focuses its greatest resources and attention principally on ten global brands in the therapeutic areas of neurology, infectious disease and dermatology and on selected regional products. The Company’s products are currently sold in more than 100 markets around the world, with its primary focus on ten key geographic regions: the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, Spain and China.
      The Company has a specialty pharmaceutical business with a global platform, and a research and development infrastructure with discovery, clinical development and regulatory capabilities. In addition, the Company receives royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties represent a smaller contribution to its revenues than they have in past years.

Specialty Pharmaceuticals
      Product sales from the Company’s specialty pharmaceutical segments accounted for 89% and 85% of the Company’s total revenues from continuing operations for the six months ended June 30, 2005 and 2004, respectively, and increased $62,672,000 (22%) in the six months ended June 30, 2005 compared to the similar period in 2004. The Company’s specialty pharmaceutical business focuses its efforts on ten global brands in three therapeutic areas and on selected regional products. Seven of these global brands are currently being marketed and accounted for 25% and 23% of the Company’s product sales for the six months ended June 30, 2005 and 2004, respectively. Global brand sales increased $19,196,000 (29%) in the six months ended June 30, 2005 compared to the same period in 2004. The Company has experienced generic challenges and other competition to its products, as well as pricing challenges through government imposed price controls and reductions, and expects these challenges to continue.

Research and Development
      The Company seeks to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the area of infectious diseases. The Company’s research and development activities are based upon accumulated expertise developed through 30 years of research focused on the internal generation of novel molecules. These efforts led to the discovery and development of ribavirin, an antiviral drug that Schering-Plough and Roche market under separate licenses from the Company, and which is the source of the Company’s royalty income.
      The Company is also developing a pipeline of product candidates, including three global brand product candidates with clinical stage programs which target large market opportunities: Viramidine, pradefovir and retigabine. Viramidine, a pro-drug of ribavirin, is being developed for the treatment of chronic hepatitis C in treatment-naïve patients in conjunction with a pegylated interferon. The Company is developing pradefovir as an oral once-a-day monotherapy for patients with chronic hepatitis B infection. With the acquisition of Xcel Pharmaceuticals, Inc. (“Xcel”) in March 2005, retigabine was added to the Company’s pipeline of product candidates. Retigabine is being developed as an adjunctive treatment for partial-onset seizures in patients with epilepsy.

Ribavirin Royalties
      Ribavirin royalty revenues decreased $4,570,000 (9%) and accounted for 11% of the Company’s total revenues from continuing operations for the six months ended June 30, 2005 as compared to 15% for the same period in 2004. The decline in ribavirin royalty revenues, and the decreasing contribution of royalties to the Company’s revenues, had been expected with the entry of generic ribavirin in the United States. The Company expects ribavirin royalties from Schering-Plough to be relatively stable for several years since generics are unlikely to enter the major European and Japanese markets due to certain protections in those markets. If no ribavirin patents remain in force in Europe, the Company would no longer receive royalties from Roche. The Company also expects to see declines in ribavirin royalties as a result of alternative therapies, such as Viramidine, when and if approved.
Company Strategy
      The Company’s strategic plan focuses on transforming the business and growing through innovation and acquisition. The Company has developed a growth strategy by leveraging its current products, rationalizing its supply chain and employing other measures to obtain significant efficiencies. Additionally, the Company will continue to increase investment in research and development activities and continue to evaluate potential acquisition opportunities. The key elements of the Company’s strategy are discussed below.

Transformation

Targeted Growth of Existing Products
      The Company focuses its business on ten key geographic regions, across three core therapeutic areas and ten global brands, seven of which are currently marketed. The Company believes that its core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. The Company believes that its global brands have the potential for further worldwide penetration and above industry average growth rates. In addition, the Company intends to continue to market and sell, and selectively pursue life cycle management strategies for its regional and local brands.

Efficient Manufacturing and Supply Chain Organization
      Under its global manufacturing strategy announced in October 2003, the Company plans to reduce the number of manufacturing facilities in order to increase capacity utilization and improve efficiencies. The

Company has also undertaken a major process improvement initiative, affecting all phases of its operations, from raw material and supply logistics to manufacturing, warehousing and distribution. During the first quarter of 2005, the Company made the decision to dispose of an additional manufacturing site in China and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,220,000. In the three months ended June 30, 2005, the Company sold its manufacturing plants in Argentina and one of its plants in Mexico and recorded a net gain of $1,324,000 on the sale of these sites. As of June 30, 2005, the Company had sold five of the manufacturing sites. The Company is currently actively marketing the remaining six sites to prospective buyers. The completion of the global manufacturing strategy is expected to result in four manufacturing sites worldwide by the end of 2006.

Innovate and Grow

Development of New Products via Internal Research and Development Activities
      The Company seeks to discover, develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious disease. The Company intends to combine its scientific expertise with advanced drug screening techniques in order to discover and develop new product candidates.

Product Acquisitions
      The Company plans to selectively license or acquire product candidates, technologies and businesses from third parties which complement its existing business. The Company believes that its drug development expertise may allow it to develop life cycle management opportunities for its other products or to capitalize on research initially conducted and funded by others.
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
Results of Operations
      The Company’s four reportable specialty pharmaceutical segments are comprised of its pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia (“AAA”). In addition, the Company has a research and development division. Certain financial information for the Company’s business segments is set forth below. This discussion of the Company’s results of operations should be read in conjunction with the consolidated condensed financial statements of the Company included elsewhere in this quarterly report. For additional financial information by business segment, see Note 10 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

      The following table compares revenues by reportable segments and operating expenses for the three and six months ended June 30, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended
	June 30,
			Increase/	Percent
	2005	2004	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$60,398	$35,258	$25,140	71%
Latin America	41,397	36,491	4,906	13
Europe	61,753	60,080	1,673	3
AAA	17,280	15,805	1,475	9

Total specialty pharmaceuticals	180,828	147,634	33,194	22
Ribavirin royalties	24,206	22,734	1,472	6

Total revenues	205,034	170,368	34,666	20
Costs and Expenses
Cost of goods sold (excluding amortization)	52,940	45,938	7,002	15
Selling expenses	61,454	53,575	7,879	15
General and administrative expenses	25,985	24,849	1,136	5
Research and development costs	27,559	20,921	6,638	32
IPR&D	—	384	(384)	—
Restructuring charges	(1,324)	20,185	(21,509)	—
Amortization expense	17,211	14,133	3,078	22

Operating income (loss)	$21,209	$(9,617)	$30,826	—

Gross profit on product sales (excluding amortization)	$127,888	$101,696	$26,192	26

Gross profit margin on product sales	71%	69%

	Six Months Ended
	June 30,
			Increase/	Percent
	2005	2004	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$109,341	$62,887	$46,454	74%
Latin America	73,457	65,644	7,813	12
Europe	127,628	123,199	4,429	4
AAA	32,205	28,229	3,976	14

Total specialty pharmaceuticals	342,631	279,959	62,672	22
Ribavirin royalties	43,541	48,111	(4,570)	(9)

Total revenues	386,172	328,070	58,102	18
Costs and Expenses
Cost of goods sold (excluding amortization)	101,661	92,650	9,011	10
Selling expenses	114,269	101,317	12,952	13
General and administrative expenses	50,562	48,724	1,838	4
Research and development costs	53,283	39,384	13,899	35
IPR&D	126,399	11,770	114,629	—
Restructuring charges	371	20,185	(19,814)	(98)
Amortization expense	31,179	27,420	3,759	14

Operating loss	$(91,552)	$(13,380)	$(78,172)	—

Gross profit on product sales (excluding amortization)	$240,970	$187,309	$53,661	29

Gross profit margin on product sales	70%	67%

      Specialty Pharmaceutical Revenues: Product sales from the Company’s specialty pharmaceutical segments increased $33,194,000 (22%) and $62,672,000 (22%) for the three and six months ended June 30, 2005, respectively, over the same periods in 2004. Sales from newly acquired products related to the acquisition of Xcel in March 2005 contributed $24,338,000 and $31,636,000 to product sales in the three and six months ended June 30, 2005. Product sales from the Company’s global brands increased $8,054,000 (25%) and $19,196,000(29%) for the three and six months ended June 30, 2005, respectively. The Company also benefited from favorable foreign currency exchange rates, which contributed $8,031,000 and $15,335,000 on a net basis to the increase in overall product sales in the three and six months ended June 30, 2005, respectively, primarily due to the increase in the value of the euro, Polish zloty and Mexican peso over the U.S. dollar.
      In the North America pharmaceuticals segment, revenues for the three months ended June 30, 2005 were $60,398,000 compared to $35,258,000 for 2004, an increase of $25,140,000 (71%). The increase is primarily related to sales of products from the Xcel acquisition of $24,338,000 and an increase in sales of promoted products, including Efudex, Kinerase and Cesamet. The increase is partially offset by a decrease in sales of non-promoted products. Revenues for the six months ended June 30, 2005 were $109,341,000 compared to $62,887,000 for 2004, an increase of $46,454,000 (74%). The increase is primarily due to sales of products from the Xcel acquisition of $31,636,000 and an increase in sales of Efudex, Kinerase and Cesamet. Product sales in the North America region were 33% and 32% of total product sales in the three and six months ended June 30, 2005, respectively, compared to 24% and 22% of total product sales for the same periods in 2004.
      In the Latin America pharmaceuticals segment, revenues for the three months ended June 30, 2005 were $41,397,000 compared to $36,491,000 for 2004, an increase of $4,906,000 (13%). The increase was primarily due to higher sales of Bedoyecta of $5,397,000 resulting from a successful direct-to-consumer campaign. Latin America also benefited from a strengthening in the value of the Mexican peso compared to the U.S. dollar. Revenues for the six months ended June 30, 2005 were $73,457,000 compared to $65,644,000 for 2004, an increase of $7,813,000 (12%). The increase was primarily due to higher sales of Bedoyecta of $9,118,000.
      In the Europe pharmaceuticals segment, revenues for the three and six months ended June 30, 2005 were $61,753,000 and $127,628,000, respectively, compared to $60,080,000 and $123,199,000 for the same periods in 2004, resulting in increases of $1,673,000 (3%) and $4,429,000 (4%), respectively. The increase in the value of currencies in the region as compared to the U.S. dollar contributed $4,592,000 and $10,974,000 to the increase in revenues in the region for the three and six months ended June 30, 2005, respectively. Europe continues to be negatively impacted by government imposed price reductions and lower sales volume of non-promoted products.
      In the AAA pharmaceuticals segment, revenues for the three and six months ended June 30, 2005 were $17,280,000 and $32,205,000, respectively, compared to $15,805,000 and $28,229,000 for the same periods in 2004, resulting in increases of $1,475,000 (9%) and $3,976,000 (14%), respectively. The increase was primarily due to higher sales of the Company’s Nyal product in Australia, sales of the Company’s global products in the region and the increase in the value of currencies in the region as compared to the U.S. dollar.
      Ribavirin Royalties: Ribavirin royalties represent amounts earned under the license and supply agreements with Schering-Plough and Roche. Under a license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. The Company receives royalty fees from Roche under a license agreement on sale of Roche’s version of ribavirin, Copegus, for use in combination with interferon alfa or pegylated interferon alfa. Ribavirin royalties from Schering-Plough and Roche for the three and six months ended June 30, 2005 were $24,206,000 and $43,541,000, respectively, compared to $22,734,000 and $48,111,000 for 2004, a 6% increase of $1,472,000 and a 9% decrease of $4,570,000, respectively. The increase in ribavirin royalties in the second quarter of 2005 was due primarily to higher sales of Rebetol, Schering-Plough’s version of ribavirin, in Japan, partially offset by decreased royalties due to the launch of generic ribavirin in the United States. The year-to-date decrease in ribavirin royalties includes the effects of generic competition in the United States, partially offset by increased royalties in Japan and a $2,948,000 payment from Schering-Plough in the first quarter of 2005 on sales of Rebetol® in 2004. Approval of a generic form of oral ribavirin by the U.S. Food and Drug Administration (“FDA”) in the United States was announced on April 7, 2004.
      Gross Profit Margin (excluding amortization): Gross profit margin on product sales increased to 71% for the second quarter of 2005, compared to 69% for the same period in 2004. Gross profit margin on product sales for the six months ended June 30, 2005 was 70% compared to 67% for the same period in 2004. The increase in gross profit margin is primarily due to greater efficiencies in the Company’s manufacturing and supply chain operations and product mix.
      Selling Expenses: Selling expenses were $61,454,000 and $114,269,000 for the three and six months ended June 30, 2005, respectively, compared to $53,575,000 and $101,317,000 for the same periods in 2004, resulting in increases of $7,879,000 (15%) and $12,952,000 (13%), respectively. As a percent of product sales, selling expenses were 34% and 33% for the three and six months ended June 30, 2005, respectively, compared to 36% for the same periods in 2004. Included in selling expenses for the three and six months ended June 30, 2004 were severance charges of $3,351,000 related to a sales force reduction in Europe. The increase in selling expenses reflects the Company’s increased promotional efforts in North America and Europe and includes costs related to the launch of line extensions and new products. The decrease in selling expense as a percent of sales reflects the Company’s efforts to target its selling efforts on products responsive to such efforts and the impact of leveraging an increased level of sales.
      General and Administrative Expenses: General and administrative expenses were $25,985,000 and $50,562,000 for the three and six months ended June 30, 2005, respectively, compared to $24,849,000 and $48,724,000 for the same periods in 2004, resulting in increases of $1,136,000 (5%) and $1,838,000 (4%), respectively. As a percent of product sales, general and administrative expenses were 14% and 15% for the three and six months ended June 30, 2005 compared to 17% for the same periods in 2004. Included in general and administrative expenses for the three and six months ended June 30, 2004 were severance charges of $1,159,000 related to workforce reductions in Spain. The decrease in general and administrative expenses as a percentage of product sales reflects the Company’s ongoing efforts to effectively manage costs.
      Research and Development: Research and development expenses were $27,559,000 and $53,283,000 for the three and six months ended June 30, 2005, respectively, compared to $20,921,000 and $39,384,000 for the same periods in 2004, resulting in increases of $6,638,000 (32%) and $13,899,000 (35%), respectively. The increase in research and development expenses continues to reflect the impact of the clinical trials for Viramidine and pradefovir. Research and development costs are expected to increase in 2005 compared to the comparable periods of 2004 as progress continues with the clinical trials of Viramidine, pradefovir and retigabine. The drug development program for retigabine contemplates two Phase 3 studies, one beginning in the third quarter of 2005, and one beginning in the fourth quarter of 2005.
      Acquired In-Process Research and Development: In the six months ended June 30, 2005 and 2004, the Company incurred an expense of $126,399,000 and $11,770,000, respectively, associated with IPR&D related to the acquisition of Xcel Pharmaceuticals, Inc. and Amarin Pharmaceuticals, Inc., respectively. The amount expensed as IPR&D represents the Company’s estimate of fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.
      Restructuring Charges: In the three and six months ended June 30, 2005, the Company incurred a (benefit)/expense of ($1,324,000) and $371,000, respectively, compared to $20,185,000 for the same periods in 2004 related to the manufacturing and rationalization plan. The benefit in the three months ended June 30, 2005 resulted from a net gain on the sale of two manufacturing sites in Mexico and Argentina of $1,324,000. The Company made the decision to dispose of an additional manufacturing site in China in the first quarter of 2005 and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,220,000 in the six months ended June 30, 2005. In 2004, the Company recorded impairment charges on manufacturing sites of $18,000,000 and severance charges of $2,185,000.
      Amortization: Amortization expense was $17,211,000 and $31,179,000 for the three and six months ended June 30, 2005, respectively, compared to $14,133,000 and $27,420,000 for the same periods in 2004, resulting in increases of $3,078,000 (22%) and $3,759,000 (14%), respectively. The increase was primarily due to amortization of intangibles acquired with the acquisition of Xcel, partially offset by a decrease in amortization on the royalty license intangible of $1,518,000 and $3,234,000 for the three and six months ended June 30, 2005, respectively, which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis. Additionally, the Company recorded impairment charges on product rights of $1,532,000 during the three and six months ended June 30, 2005 related to products sold in North America and Spain.
      Other Loss, Net, Including Translation and Exchange: Other loss, net, including translation and exchange was $2,631,000 and $4,422,000 for the three and six months ended June 30, 2005, respectively, compared to $632,000 and $1,678,000 for the same periods in 2004. In the second quarter of 2005, translation losses principally consisted of translation and exchange losses in Latin America of $2,354,000. In the six months ended June 30, 2005, translation losses principally consisted of translation and exchange losses in Europe and Latin America of $4,759,000. Translation and exchange losses are primarily related to U.S. dollar denominated assets and liabilities at the Company’s foreign currency denominated subsidiaries.
      Interest Expense: Interest expense decreased $4,221,000 (30%) and $9,499,000 (32%) during the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The decrease was due to repurchases of the Company’s 6 1/2% Convertible Subordinated Notes due 2008 in June and July of 2004, for which the Company recorded a $5,898,000 loss on early extinguishment of debt in the three and six months ended June 30, 2004.
      Income Taxes: For the six months ended June 30, 2005, the Company recorded a tax provision of $26,426,000 on a pre-tax loss of $109,584,000. The recording of a tax provision while recording a pre-tax loss was the result of the Company receiving a tax benefit for neither i) the charge of $126,399,000 as a result of recognizing acquired in-process research and development nor ii) the restructuring charge of $2,220,000 resulting from the impairment of the Company’s manufacturing site in China. The actual tax provision was impacted by additional items as noted in the following table:

Increase in reserves due to IRS audit for tax years 1997 to 2001	$56,680,000
Reversal of valuation allowance for losses that would be recognized if IRS adjustments above are realized	(34,939,000)

Net impact to tax provision from U.S. tax adjustments	21,741,000
Reversal of valuation allowance on deferred tax assets on foreign operations net of prior year adjustments	(12,533,000)

Net impact to tax provision from all adjustments	$9,208,000

      A $10,232,000 benefit associated with U.S. tax losses for the six months ended June 30, 2005 has not been recorded in calculating the Company’s effective tax rate due to the insufficient objective evidence at this time to recognize these assets for financial reporting purposes. Excluding the effect of the items noted above, the effective tax rate for the six months ended June 30, 2005 would have been 35%, which is compared to a 36% effective tax rate for 2004. The decrease in the effective tax rate is due to higher expected profits in lower tax rate jurisdictions.
      During the fourth quarter of 2004, legislation was passed that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States (The American Jobs Creation Act of 2004). The amount of unremitted earnings that is being considered for repatriation by the Company is $225,000,000. Approximately $3,900,000 in income tax expense associated with such repatriation is expected. In August 2005, the Board of Directors of the Company approved the repatriation of such amounts.
      Loss from Discontinued Operations, Net of Taxes: Loss from discontinued operations was $1,988,000 and $3,491,000 for the three and six months ended June 30, 2005, respectively, compared to $13,966,000 and $17,027,000 for the same periods in 2004. The loss in 2005 relates to the Company’s sales of products manufactured in its facilities in Central Europe. The loss in 2004 includes environmental charges of $16,000,000 ($10,080,000, net of taxes) related to a former operating site of the Company’s Biomedicals division, which the Company retained the liability for when it sold this business, partially offset by income from sales of products manufactured in its facilities in Central Europe. The Company is actively marketing for sale the remaining raw materials business and manufacturing facility in Hungary and is working toward disposing of these assets.
Liquidity and Capital Resources
      Cash and marketable securities totaled $357,248,000 at June 30, 2005 compared to $461,508,000 at December 31, 2004. Working capital was $478,990,000 at June 30, 2005 compared to $578,462,000 at December 31, 2004. The decrease in cash and working capital was primarily attributable to the use of cash in the Xcel acquisition, net of cash received, of $281,707,000, partially offset by cash proceeds from the Company’s stock offering in connection with the Xcel acquisition of $189,030,000.
      Cash provided by operating activities is expected to be the Company’s primary recurring source of funds for the remainder of 2005. During the six months ended June 30, 2005, cash provided by operating activities, including discontinued operations, totaled $21,276,000 compared to $19,339,000 for 2004. Operating cash flows for the six months ended June 30, 2005 reflects the Company’s net loss from continuing operations of $136,315,000, adjustments for non-cash items (including depreciation and amortization and write-off of acquired in-process research and development) of $164,011,000 and a net decrease in the change in working capital of $5,291,000. Additionally, the Company expects that the effects of increased research and development expenses for the remainder of the year and in 2006 will impact its operating cash flows.
      Cash used in investing activities was $84,130,000 for the six months ended June 30, 2005 compared to $73,942,000 for 2004. For the six months ended June 30, 2005, net cash used in investing activities consisted of payments for the acquisition of Xcel of $281,707,000 (net of cash received) and capital expenditures of $15,021,000, partially offset by net proceeds from investments of $206,928,000 and proceeds from the sale of assets of $5,876,000. The Company is in the process of updating its information technology infrastructure, which will result in higher capital expenditures during the remainder of 2005 and in 2006. For the six months ended June 30, 2004, net cash used in investing activities consisted of payments for the Amarin acquisition and various other products rights of $63,261,000, purchase of investments of $13,476,000 related to the interest rate swap on the 7% Senior Notes due 2011 and foreign currency hedge and capital expenditures of $8,923,000, partially offset by proceeds from sale of assets of $11,323,000 primarily related to the sale of investments.
      Cash provided by financing activities was $176,318,000 for the six months ended June 30, 2005, including proceeds from the Company’s stock offering in connection with the Xcel acquisition of $189,030,000 after underwriting commissions and discounts and proceeds received from the exercise of stock options of $1,646,000, partially offset by cash dividends paid on common stock of $13,650,000 and payments on long-term debt and notes payable of $708,000. In February 2005, the Company sold 8,280,000 shares of its common stock in a public offering to fund in part the Xcel acquisition. The remainder of the funds required for the Xcel transaction was provided by available cash on hand. Cash used in financing activities was $98,206,000 for the six months ended June 30, 2004, including payments on long-term debt and notes payable of $95,868,000, principally consisting of the repurchase of $89,402,000 principal of the 6 1/2% Convertible Subordinated Notes due 2008, and cash dividends paid on common stock of $12,901,000, partially offset by proceeds received from the issuance of stock of $10,563,000.
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

As of June 30, 2005, the Company has collateral of $3,998,000 included in marketable securities and $5,411,000 included in other assets related to these instruments.
      Management believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through June 30, 2006, and to provide cash needed to fund acquisitions, capital expenditures and its research and development program. While the Company has no current intent to issue additional debt or equity securities, it may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations. The Company’s U.S. operations do not currently generate enough cash to cover the Company’s planned U.S. based research and development programs, capital expenditures and corporate expenses. In August 2005, taking into account the benefits associated with the American Jobs Creation Act of 2004, management recommended and the Board of Directors approved the declaration of approximately $225,000,000 in dividends from certain of its foreign subsidiaries. See Note 8 of notes to the consolidated condensed financial statements for a discussion of the repatriation of foreign unremitted earnings.
      The Company changed the date it historically declared quarterly dividends from the last month of the quarter to subsequent to quarter end. This will not change the amount of dividends the Company plans to declare for 2005. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so in the future.
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
      The Company’s U.S. tax returns for the period from 1997 to 2001 have been reviewed by the Internal Revenue Service and the Company has received proposed adjustments resulting from the review. The Company has recorded its estimate of the additional tax expense from these reviews. In the six months ended June 30, 2005, an adjustment of $34,939,000 has been recorded to the deferred tax asset with an offsetting adjustment to the valuation allowance for this matter, resulting in no effect to the income statement. The Company recorded a tax provision of $21,741,000 in the six months ended June 30, 2005 which relates to cash payments that could arise due to the net operating losses being subject to an annual limitation, expiring or being completely utilized.

Contractual Obligations
      For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      On June 29, 2005, the Company entered into a five-year Information Technology Services Agreement (the “Service Agreement”) with Affiliated Computer Services, Inc. (“ACS”) under which ACS will provide selected outsourcing services for the Company’s information systems infrastructure, including data center operations and telecommunications, network support and engineering and internal associate help desk services. Under the terms of the Service Agreement, the Company will pay ACS a one time startup fee of $2,317,000 and monthly service fees totaling approximately $51,000,000 through June 29, 2010, although these amounts may vary depending on the Company’s actual usage of ACS’ services and other factors.
      On June 30, 2005, the Company entered into a Software License Agreement (the “License Agreement”) with SAP America, Inc. (“SAP”). Under the terms of the License Agreement, the Company will purchase software products and licenses for $2,905,000. SAP provides global business software solutions that are expected to integrate the Company’s information systems around the world. The SAP software solution is comprised of enterprise resource planning and related software solutions and is expected to be utilized over the next few years to support the Company’s needs.
      The Company has commitments to purchase inventory in the amount of $5,700,000 from F. Hoffman La-Roche during 2005.
Products in Development
      The Company expects its research and development expenses to increase throughout 2005, of which a large percentage will be to support the continuing product development programs for Viramidine, pradefovir and retigabine. The Company expects that for 2005, it will spend over $65,000,000 on external research and development costs related to these product development programs.
      For Viramidine, the final analyses of all Phase 2 data were presented at the European Association for the Study of the Liver Conference in April 2005. The Phase 2 trial met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials, VISER1 and VISER2. The results validated the study design by continuing to show that Viramidine demonstrates statistical comparable efficacy to ribavirin in SVR and a significantly reduced incidence of anemia. On January 20, 2005, the Company announced that it had completed enrollment in VISER2. The Company expects to complete its VISER1 Phase 3 trial by the end of this year and report VISER1 results sometime in the first half of 2006. The VISER2 trial is about six months behind VISER1. The Company also initiated or will initiate in 2005 three NDA-enabling Phase 1 studies, including a hepatic impairment study, a renal impairment study, and a drug-drug interaction study for Viramidine. The Company’s external research and development expenses for Viramidine were $8,375,000 and $18,169,000 for the three and six months ended June 30, 2005, respectively, and $68,195,000 from inception through June 30, 2005.
      For pradefovir, which is being developed for the treatment of hepatitis B, the Company has completed two single-dose Phase 1 clinical trials in healthy volunteers and two multiple-dose studies in hepatitis B patients. A 48-week dose-ranging Phase 2 study in Asia and the United States began enrollment in July 2004 and completed enrollment in November 2004. On July 19, the Company announced its analysis of the 24-week interim data from the Phase 2 trial. The results demonstrated that pradefovir caused a significant decline in HBV DNA, showed no evidence of nephrotoxicity, and no serious adverse events related to treatment. The Company also initiated, and expects to continue initiating through the third quarter of 2005, four Phase 1 studies to support a future Phase 3 program with pradefovir. These studies, including a absorption/metabolism/excretion study and three drug-drug interaction studies are expected to be completed by the end of 2005. The Company’s external research and development expenses for pradefovir were $2,516,000 and $3,305,000 for the three and six months ended June 30, 2005, respectively, and $23,162,000 (including a milestone payment of $2,100,000) from inception through June 30, 2005.
      The Company acquired the rights to Zelapar, a late-stage candidate being developed as an adjunctive therapy in the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. In late 2004, the Company submitted a complete response to an approvable letter from the FDA, following the completion of two safety studies. The Company received a response to its submission from the FDA that requires the Company to provide them with additional information. A revised submission for Zelapar was sent to the FDA, in March. The Company expects to launch Zelapar by the end of the year. The Company’s external research and development expenses for Zelapar were $51,000 for the six months ended June 30, 2005 and $4,883,000 from inception through June 30, 2005.
      The Company acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the acquisition of Xcel Pharmaceuticals, Inc. on March 1, 2005. For retigabine, the Company is scheduled to commence Phase 3 trials in the third and fourth quarters of 2005. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials in over 600 patients. The Company’s external research and development expenses for retigabine were $3,056,000 for the three and six months ended June 30, 2005.
Foreign Operations
      Approximately 74% and 80% of the Company’s revenues from continuing operations, which includes royalties, for the six months ended June 30, 2005 and 2004, respectively, were generated from operations outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur and may materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.
Critical Accounting Estimates
      The consolidated condensed financial statements appearing elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates.
      The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated condensed financial statements.

Revenue Recognition
      The Company recognizes revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to the Company’s direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. The Company uses third-party data to estimate the level of product inventories, expiration dating, and product demand at its major wholesalers. Based upon this information, adjustments are made to the accrual if deemed necessary. Actual results could be materially different from the Company’s estimates, resulting in future adjustments to revenue. For the six months ended June 30, 2005, returns received and the provision for sales returns were less than 2% of product sales. The Company conducts a review of the current methodology and assesses the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

Sales Incentive
      The Company periodically offers sales incentives primarily in international markets, where typically no right of return exists except for goods damaged in transit, product recalls or for replacement of existing products due to packaging or labeling changes. In the United States market, the Company’s current practice is to offer sales incentives primarily in connection with launches of new products or changes of existing products where demand has not yet been established. The Company monitors and restricts sales in the United States market in order to limit wholesaler purchases in excess of their ordinary-course-of-business inventory levels. However, specific events such as the case described above or seasonal demand (e.g. antivirals during an outbreak) may justify purchases by wholesalers in excess of their ordinary course of business. The Company’s revenues recognition policy on these types of purchases and on incentives in international markets is consistent with the policies described in the revenue recognition critical accounting policy.

Income Taxes
      The Company operates in numerous countries where its income tax returns are subject to audit. Internal and external tax professionals are employed to minimize tax audit adjustments where possible. The Company considers the expected outcome of these audits in the calculation of its tax provision. See Note 8 of notes to consolidated condensed financial statements for a discussion of tax issues affecting the Company.
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

Impairment of Property, Plant and Equipment
      The Company evaluates the carrying value of property, plant and equipment in accordance with guidelines. In evaluating property, plant and equipment, the Company determines whether there has been an impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers.

Valuation of Intangible Assets
      The Company periodically reviews intangible assets for impairment using an undiscounted net cash flows approach. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating cash flow from the products acquired with their carrying value. If the undiscounted operating cash flow is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis.
      The Company uses a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The Company evaluated the businesses included in discontinued operations by comparing the carrying value of each intangible asset to their fair value, as determined using discounted cash flows analyses, appraisals, and purchase offers.
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

Contingencies
      The Company is exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance, with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 9 of notes to consolidated condensed financial statements for a discussion of contingencies.
Other Financial Information
      PricewaterhouseCoopers LLP (“PwC”) has not audited the interim financial information included in this 10-Q report. In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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
      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At June 30, 2005, the fair values of the Company’s financial instruments were as follows (in thousands):

		Assets (Liabilities)
	Notional/
	Contract	Carrying
Description	Amount	Value	Fair Value

Forward contracts	$42,134	$19,762	$19,762
Interest rate swaps	150,000	(83)	(83)
Outstanding debt	780,000	(780,000)	(722,400)
      The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At June 30, 2005, the Company had $12,691,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting the Company’s financial instruments would not have had a material effect on the Company’s second quarter 2005 pretax earnings. In addition, the Company has $780,000,000 of fixed rate debt as of June 30, 2005, that requires U.S. dollar repayment. To the extent that the Company requires, as a source of debt repayment, earnings and cash flow from some of its units located in foreign countries, the Company is subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of a 100 basis-points in interest rates would have reduced the fair value of the Company’s remaining fixed-rate debt instruments by approximately $38,000,000 as of June 30, 2005.
      The Company estimated the sensitivity of the fair value of its derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the euro at June 30, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain from a fair value change of $1,862,000 and a 10% weakening of the U.S. dollar would have resulted in a loss from a fair value change of $2,593,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

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
      As of June 30, 2005, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in making known to them in a timely manner material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.
      There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS
      Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2004, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
RISK FACTORS
      The short and long-term success of the Company is subject to a variety of risks and uncertainties, many of which are beyond the Company’s control. Stockholders and prospective stockholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report and in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. The Company’s actual results could differ materially from these anticipated in this report as a result of various factors, including those set forth below.

•	The future growth of the Company’s business depends on the development and approval of new products, including Viramidine, pradefovir and retigabine. The process of developing new drugs has an inherent risk of failure. Although certain of the Company’s research compounds show promise at their current stages of development, the Company may fail to commercialize them for various reasons. For example, they may turn out to be ineffective or unsafe in clinical or pre-clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. The Company’s inability to successfully develop its products due to these or other factors could have a material adverse effect on future revenues.

•	The Company can protect its products from generic substitution by third parties only to the extent that its technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, the Company’s presently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the Company’s patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues.

•	Trade secret protection is less effective than patent protection because competitors may discover the Company’s technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to the Company in a patent dispute may preclude development or commercialization of products or impact sales of existing products, and result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of the Company’s products.

•	The Company’s current business plan includes expansion through acquisitions, in addition to the development of new products. If the Company is unable to successfully execute on its expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of the Company’s business may be negatively affected.

•	The Company and its competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If the Company’s competitors succeed in developing better alternatives to the Company’s current products before it does, the Company will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by the Company’s products, the Company’s potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations is high, and failure to comply could result in fines or interruption in our business.

•	The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect the Company’s operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on the Company’s sales, gross profit or operating expenses. The Company entered into foreign currency hedge transactions to reduce its exposure to variability in the euro. The Company continues to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of the Company’s revenue is derived from products manufactured by third parties. The Company relies on their quality level, compliance with the FDA regulations and continuity of supply. Any failure by them in these areas could disrupt the Company’s product supply and negatively impact its revenues.

•	The Company’s flexibility in maximizing commercialization opportunities for its compounds may be limited by its obligations to Schering-Plough. In November 2000, the Company entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of its products that they designate at an early stage of product development and a right for first/last refusal to license various compounds the Company may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if the Company elected to license it to a third party. The interest of potential collaborators in obtaining rights to the Company’s compounds or the terms of any agreement it ultimately enters into for these rights may be hindered by its agreement with Schering-Plough.

•	To purchase the Company’s products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for the Company to realize an appropriate return on its investment in product development.

•	Some of the Company’s development programs are based on the library of nucleoside compounds it has developed. It is not practicable to create backups for the Company’s nucleoside library, and accordingly it is at risk of loss in earthquakes, fire and other natural disasters.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of the Company’s products is found to have harmed an individual or individuals, it may be responsible for paying all or substantially all damages awarded. A successful product liability claim against the Company could have a material negative impact on its financial position and results of operations.

•	The Company is allowed by its senior note indenture to borrow money from third parties, subject to certain restrictions, but there is no guaranty that it will actually be able to borrow any money should the need for it arise.

•	The Company is involved in several legal proceedings, including those described in Note 9 to notes to consolidated condensed financial statements.

•	Dependence on key personnel leaves the Company vulnerable to a negative impact if they leave. The Company’s continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on the Company.

•	The Company’s research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. The Company cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, the Company could be held liable for damages that result. Any liability could exceed the Company’s resources.

•	The Company’s stockholder rights plan, provisions of its certificate of incorporation and provisions of the Delaware General Corporation Law could provide its Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	The Company is authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If the Company issues additional equity securities, the price of its securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the Company.

•	The Company is subject to a Consent Order with the Securities and Exchange Commission, which permanently enjoins the Company from violating securities laws and regulations. The Consent Order also precludes protection for forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The existence of the permanent injunction under the Consent Order, and the lack of protection under the Safe Harbor may limit the Company’s ability to defend against future allegations.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Note 9 of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company’s Annual Meeting of Stockholders was held on May 24, 2005 in Costa Mesa, California. The results of the vote of the stockholders are as follows:

			Withheld/
	For	Against	Abstentions

Election of Directors:
Richard H. Koppes	83,865,717		833,326
Robert W. O’Leary	83,725,206		973,837
Randy H. Thurman	83,865,125		833,918
Ratification of PricewaterhouseCoopers LLP as Independent Accountants for the Company	84,300,772	352,036	46,235

Item 5.	Other Information
      None.

Item 6.	Exhibits

(a)	Exhibits

3.1		Restated Certificate of Incorporation of the Company, as amended to date, previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 12, 2003, and incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, previously filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 (file number 333-88040), and incorporated herein by reference.

10.1		Executive Severance Agreement, dated as of April 22, 2005, between Valeant Pharmaceuticals International and Eileen C. Pruette, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2005, and incorporated herein by reference.

10.2		Executive Severance Agreement, dated as of June 16, 2005, between Valeant Pharmaceuticals International and Charles Bramlage, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.

10.3		Executive Severance Agreement, dated as of June 16, 2005, between Valeant Pharmaceuticals International and John Cooper, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.

10.4		Executive Severance Agreement, dated as of June 16, 2005, between Valeant Pharmaceuticals International and Wesley Wheeler, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.

10	.5*†	Development and License Agreement between Metabasis Therapeutics, Inc. and Valeant Pharmaceuticals International, dated as of October 1, 2001.

15	.1*	Review Report of Independent Registered Public Accounting Firm.

15	.2*	Awareness Letter of Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Filed herewith

†	Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/ Timothy C. Tyson

Timothy C. Tyson
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2005

/s/ Bary G. Bailey

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 9, 2005

EXHIBIT INDEX

Exhibit

3.1		Restated Certificate of Incorporation of the Company, as amended to date, previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 12, 2003, and incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, previously filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 (file number 333-88040), and incorporated herein by reference.

10.1		Executive Severance Agreement, dated as of April 22, 2005, between Valeant Pharmaceuticals International and Eileen C. Pruette, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2005, and incorporated herein by reference.

10.2		Executive Severance Agreement, dated as of June 16, 2005, between Valeant Pharmaceuticals International and Charles Bramlage, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.

10.3		Executive Severance Agreement, dated as of June 16, 2005, between Valeant Pharmaceuticals International and John Cooper, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.

10.4		Executive Severance Agreement, dated as of June 16, 2005, between Valeant Pharmaceuticals International and Wesley Wheeler, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.

10	.5*†	Development and License Agreement between Metabasis Therapeutics, Inc. and Valeant Pharmaceuticals International, dated as of October 1, 2001.

15	.1*	Review Report of Independent Registered Public Accounting Firm.

15	.2*	Awareness Letter of Independent Registered Public Accounting Firm.

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Filed herewith

†	Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.