Form 10-Q
period 2005-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2005-11-08
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of November 4, 2005 was 92,663,174.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(Unaudited, in thousands, except par value data)

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$369,818	$222,590
Marketable securities	15,222	238,918
Accounts receivable, net	168,611	171,860
Inventories, net	130,260	112,250
Prepaid expenses and other current assets	25,435	25,049

Total current assets	709,346	770,667
Property, plant and equipmet, net	225,950	233,258
Goodwill	74,633	20,499
Intangible assets, net	492,897	432,277
Other assets	42,658	41,280

Total non-current assets	836,138	727,314
Assets of discontinued operations	246	23,894

	$1,545,730	$1,521,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$51,014	$48,713
Accrued liabilities	141,663	122,297
Notes payable and current portion of long-term debt	382	929
Income taxes payable	34,996	20,266

Total current liabilities	228,055	192,205
Long-term debt, less current portion	789,721	793,139
Deferred tax liabilities, net	—	13,823
Other liabilities	17,030	14,429

Total non-current liabilities	806,751	821,391
Liabilities of discontinued operations	23,080	32,056

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,644 (September 30, 2005) and 84,219 (December 31, 2004) shares outstanding (after deducting shares in treasury of 1,068 as of September 30, 2005 and December 31, 2004)	926	842
Additional capital	1,197,588	1,004,875
Accumulated deficit	(692,010)	(534,204)
Accumulated other comprehensive income (loss)	(18,660)	4,710

Total stockholders’ equity	487,844	476,223

	$1,545,730	$1,521,875

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2005 and 2004
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Product sales	$183,004	$151,099	$525,635	$431,058
Ribavirin royalties	21,953	15,333	65,494	63,444

Total revenues	204,957	166,432	591,129	494,502

Costs and expenses:
Cost of goods sold (excluding amortization)	55,694	49,264	157,355	141,914
Selling expenses	59,017	45,046	173,286	146,363
General and administrative expenses	26,665	24,962	77,227	73,686
Research and development costs	28,883	25,045	82,166	64,429
Acquired in-process research and development	—	—	126,399	11,770
Restructuring charges	135	(69)	506	20,116
Amortization expense	15,782	14,094	46,961	41,514

Total costs and expenses	186,176	158,342	663,900	499,792

Income (loss) from operations	18,781	8,090	(72,771)	(5,290)
Other income (loss), net, including translation and exchange	(1,207)	(515)	(5,629)	(2,193)
Loss on early extinguishment of debt	—	(13,994)	—	(19,892)
Interest income	3,193	2,353	9,327	8,539
Interest expense	(10,077)	(10,101)	(29,821)	(39,360)

Income (loss) from continuing operations before income taxes and minority interest	10,690	(14,167)	(98,894)	(58,196)
Provision (benefit) for income taxes	15,319	(5,550)	41,745	(11,831)
Minority interest, net	184	(81)	489	8

Loss from continuing operations	(4,813)	(8,536)	(141,128)	(46,373)
Income (loss) from discontinued operations	1,123	(7,365)	(2,368)	(24,392)

Net loss	$(3,690)	$(15,901)	$(143,496)	$(70,765)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.10)	$(1.54)	$(0.55)
Income (loss) from discontinued operations	0.01	(0.09)	(0.03)	(0.29)

Basic and diluted net loss per share	$(0.04)	$(0.19)	$(1.57)	$(0.84)

Basic and diluted shares used in per share computation	92,626	84,055	91,357	83,795

Dividends paid per share of common stock	$0.08	$0.08	$0.23	$0.23

Dividends declared per share of common stock	$0.08	$0.08	$0.16	$0.23

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months and nine months ended September 30, 2005 and 2004
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss	$(3,690)	$(15,901)	$(143,496)	$(70,765)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,177	4,461	(28,563)	2,441
Unrealized gain (loss) on marketable equity securities and other	(1,058)	(1,846)	5,193	(2,423)
Reclassification adjustment for loss realized included in net loss	—	—	—	1,506

Comprehensive income (loss)	$(1,571)	$(13,286)	$(166,866)	$(69,241)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Loss from continuing operations	$(141,128)	$(46,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,321	62,521
Provision for losses on accounts receivable and inventory obsolescence	6,299	2,506
Translation and exchange (gains) losses, net	5,629	2,193
Impairment charges and other non-cash items	2,748	21,883
Acquired in-process research and development	126,399	11,770
Deferred income taxes	(18,275)	(35,168)
Minority interest	(489)	8
Loss on extinguishment of debt	—	19,892
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,157	14,586
Inventories	(18,216)	(9,209)
Prepaid expenses and other assets	2,178	380
Trade payables and accrued liabilities	9,334	(7,455)
Income taxes payable	14,509	297
Other liabilities	2,035	102

Cash flow from operating activities in continuing operations	67,501	37,933
Cash flow from operating activities in discontinued operations	(1,522)	(16,036)

Net cash provided by operating activities	65,979	21,897

Cash flows from investing activities:
Capital expenditures	(27,206)	(14,294)
Proceeds from sale of assets	7,279	11,405
Proceeds from investments	527,708	—
Purchase of investments	(304,714)	(91,119)
Cash acquired in connection with acquisition	11,198	601
Acquisition of businesses, license rights and product lines	(300,129)	(76,740)

Cash flow from investing activities in continuing operations	(85,864)	(170,147)
Cash flow from investing activities in discontinued operations	5,539	3,934

Net cash used in investing activities	(80,325)	(166,213)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(759)	(342,028)
Proceeds from issuance of stock	2,205	11,907
Proceeds from stock offering	189,030	—
Dividends paid	(20,804)	(19,388)

Net cash provided by (used in) financing activities	169,672	(349,509)

Effect of exchange rate changes on cash and cash equivalents	(8,136)	(274)

Net increase (decrease) in cash and cash equivalents	147,190	(494,099)
Cash and cash equivalents at beginning of period	222,719	867,344

Cash and cash equivalents at end of period	369,909	373,245
Cash and cash equivalents classified as part of discontinued operations	(91)	(183)

Cash and cash equivalents of continuing operations	$369,818	$373,062

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2005
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
      Marketable Securities: The Company invests in investment grade securities and classifies these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of September 30, 2005, the fair market value of these securities approximated cost. Included in marketable securities is restricted cash of $4,006,000 related to collateral requirements on foreign currency hedges and other financial obligations as of September 30, 2005.
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
      In 2005, the Company’s Board of Directors declared a first, second and third quarter cash dividend of $0.0775 per share. The first and second quarter cash dividends were paid on April 27 and September 1, 2005, respectively, and the third quarter cash dividends are payable on November 3, 2005 to stockholders of record on November 17, 2005. During the second quarter of 2005, the Company changed the date it historically

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
declared quarterly dividends from the last month of the quarter to subsequent to quarter end. This did not change the amount of dividends the Company plans to declare for 2005. While the Company has historically paid quarterly cash dividends, there can be no assurance that it will continue to do so.
      Stock-Based Compensation: The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”), as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
      Had compensation cost for the Incentive Plan been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss as reported	$(3,690)	$(15,901)	$(143,496)	$(70,765)
Compensation costs related to the Company’s employee stock compensation plan, net of tax	—	—	—	96
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5,054)	(2,858)	(15,176)	(8,257)

Pro forma net loss	$(8,744)	$(18,759)	$(158,672)	$(78,926)

Loss per share:
Basic and diluted — as reported	$(0.04)	$(0.19)	$(1.57)	$(0.84)

Basic and diluted — pro forma	$(0.09)	$(0.22)	$(1.74)	$(0.94)

      The compensation cost for the three and nine months ended September 30, 2005 has no tax effect as the Company is generating net operating losses for which a full valuation allowance is provided.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission issued a Final Rule Release, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. This rule extends the date for compliance with SFAS No. 123R until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will impact its consolidated results of operations and earnings per share consistent with the SFAS No. 123 pro forma compensation expense amounts reflected in the tables above.

2.	Acquisition
      Xcel Pharmaceuticals, Inc.: On March 1, 2005, the Company acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 in cash, plus expenses of $5,435,000. Under the terms of the purchase agreement, the Company paid an additional $7,470,000 as a post-closing working capital adjustment. The Xcel acquisition expanded the Company’s existing neurology product portfolio with four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Xcel’s products and sales organization had synergies with the Company’s then existing neurology products and added retigabine to its pipeline of product candidates. These factors contributed to the recognition of goodwill in the purchase price. Approximately $44,000,000 of the cash consideration was used to retire Xcel’s outstanding long-term debt.
      In connection with the Xcel acquisition, the Company completed an offering of 8,280,000 shares of its common stock in February 2005. The Company received net proceeds, after underwriting discounts and commissions, of $189,030,000, which were used to partially fund the Xcel acquisition. The remainder of the funds required for the Xcel acquisition was provided by available cash on hand.
      The Xcel acquisition has been accounted for using the purchase method of accounting, and Xcel’s results of operations have been included in the Company’s consolidated condensed statement of operations as of the date of acquisition. Allocation of the purchase price is based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. Estimates for the purchase price allocation may change as subsequent information becomes available. The Company is evaluating the amount of accrued Medicaid rebates as of the date of acquisition. Pursuant to the terms of the acquisition agreement

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
approximately $5,000,000 remains in an escrow account and the Company may seek indemnification from such funds for certain breaches of the agreement or third party claims.
      The components of the purchase price allocation for the Xcel acquisition is as follows (in thousands):

Purchase price:
Cash price	$280,000
Working capital adjustment	7,470
Transaction costs	5,435

$292,905

Allocation:
Xcel net book value of assets acquired — tangible assets	$8,875
In-process research and development	126,399
Product rights	103,500
Goodwill	54,131

$292,905

      The allocation of the purchase price includes $126,399,000 of in-process research and development (“IPR&D”), which was expensed in the nine months ended September 30, 2005, and goodwill of $54,131,000, neither of which is deductible for tax purposes and has been allocated to the Company’s United States pharmaceutical reporting unit. Amounts expensed as IPR&D represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data to determine fair value requires significant judgment. Differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an intangible asset that is not amortized.
      The estimated fair value of the IPR&D was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 35%) were then probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate is the Company’s estimate of the effective statutory tax rate for an acquisition of similar types of assets. These cash flows were then discounted to a present value using a discount rate of 17% (except for retigabine which was assumed to have a discount rate of 18%), which represent the Company’s risk adjusted after tax weighted average cost of capital for each product. The Company estimated it would incur future research and development costs of approximately $50,000,000 to complete the retigabine IPR&D project.
      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the compound based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

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

	Three Months	Nine Months Ended
	Ended	September 30,
	September 30,
	2004	2005	2004

Net revenues	$183,968	$602,712	$540,430
Loss from continuing operations	(5,749)	(142,229)	(176,382)
Net loss	(13,114)	(144,597)	(200,774)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.06)	$(1.56)	$(1.95)
Net loss	$(0.14)	$(1.58)	$(2.23)
      The above pro forma financial information for the nine months ended September 30, 2005 and 2004 includes the acquired in-process research and development charge of $126,399,000 noted above and adjustments for amortization of identifiable intangible assets.

3.	Discontinued Operations
      In the second half of 2002, the Company made a strategic decision to divest certain assets, including certain raw materials businesses and manufacturing facilities in Central Europe. As of September 30, 2005, all of these businesses were disposed of with the remaining raw materials business and manufacturing facility in Hungary being sold in August 2005 for cash proceeds of $7,000,000. The Company recorded a net gain on disposal of discontinued operations of $1,780,000 related to the sale of this business in the third quarter of 2005.
      Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$1,319	$3,859	$9,041	$13,507

Loss before income taxes	$(192)	$(5,708)	$(3,898)	$(26,223)
Provision for income taxes	—	—	—	5,920

Loss from discontinued operations, net	(192)	(5,708)	(3,898)	(20,303)
Income (loss) on disposal of discontinued operations	1,315	(1,657)	1,530	(4,089)

Income (loss) from discontinued operations	$1,123	$(7,365)	$(2,368)	$(24,392)

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The assets and liabilities of discontinued operations are stated separately as of September 30, 2005 and December 31, 2004 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories of discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Cash	$91	$129
Accounts receivable, net	47	3,352
Inventories, net	—	12,624
Property, plant and equipment, net	92	3,659
Other assets	16	4,130

Assets of discontinued operations	$246	$23,894

Accounts payable	$8	$2,042
Accrued liabilities	19,293	22,932
Other liabilities	3,779	7,082

Liabilities of discontinued operations	$23,080	$32,056

      Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of its discontinued Biomedicals division and is currently vacant. Remediation of the site will likely involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that the Company can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. The Company estimates that total costs to remediate the site could be between $15,000,000 to $25,000,000. Total environmental reserves for this site were $20,226,000 and $21,475,000 as of September 30, 2005 and December 31, 2004, respectively, and are included in the liabilities of discontinued operations. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenditures and other expenses which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of the Company’s estimated range cannot be reasonably estimated by the Company.

4.	Manufacturing Restructuring
      During the third quarter of 2003, the Company approved a restructuring plan to increase its capital utilization and improve its operating efficiencies (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan originally contemplated the disposal of ten manufacturing sites. During the first quarter of 2005, the Company made the decision to dispose of an additional manufacturing site in China and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,322,000. In the nine months ended September 30, 2005, the Company sold its manufacturing plants in the United States, Argentina and one of its plants in Mexico and recorded a net gain of $1,816,000 on the sale of these sites. As of September 30, 2005, the Company had sold seven of the manufacturing sites and entered into an agreement to sell its manufacturing site in China, which was sold in November 2005. The Company is currently actively marketing the remaining three sites to prospective buyers. The completion of the Company’s Manufacturing Restructuring Plan is expected to result in a global manufacturing and supply chain network of four manufacturing sites by the end of 2006.

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
      Foreign Currency Hedge Transaction: In May and July 2005, the Company entered into two forward contracts to reduce its exposure to variability in the Polish zloty compared to the U.S. dollar (the “Hedges”). The Hedges cover a total of $45,000,000 U.S. dollar equivalent amount of Polish zloty cash and short-term investments. The Hedges are designated and qualify as net investment hedges. The Hedges are consistent with the Company’s risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. An unrealized loss of $1,782,000 and $1,877,000 has been recorded in other comprehensive income for the three and nine months ended September 30, 2005, respectively.

6.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income (loss):
Numerator for basic and dilutive earnings per share — income (loss) available to stockholders	$(3,690)	$(15,901)	$(143,496)	$(70,765)

Shares:
Denominator for basic and dilutive earnings per share — adjusted weighted-average shares after assumed conversions	92,626	84,055	91,357	83,795

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.10)	$(1.54)	$(0.55)
Income (loss) from discontinued operations	0.01	(0.09)	(0.03)	(0.29)

Basic and diluted net loss per share	$(0.04)	$(0.19)	$(1.57)	$(0.84)

      For the three and nine months ended September 30, 2005, options to purchase 2,536,000 and 3,123,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because the Company incurred a loss and the effect would have been anti-dilutive.
      For the three and nine months ended September 30, 2005, options to purchase 4,505,000 and 4,395,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Detail of Certain Accounts

	September 30,	December 31,
	2005	2004

Accounts receivable, net:
Trade accounts receivable	$138,797	$142,925
Royalties receivable	21,393	17,329
Other receivables	14,578	17,620

	174,768	177,874
Allowance for doubtful accounts	(6,157)	(6,014)

	$168,611	$171,860

Inventories, net:
Raw materials and supplies	$31,338	$42,568
Work-in-process	23,982	24,002
Finished goods	84,185	59,612

	139,505	126,182
Allowance for inventory obsolescence	(9,245)	(13,932)

	$130,260	$112,250

Property, plant and equipment, net:
Property, plant and equipment, at cost	$410,746	$416,398
Accumulated depreciation and amortization	(184,796)	(183,140)

	$225,950	$233,258

      Intangible assets: As of September 30, 2005 and December 31, 2004, intangible assets were as follows (in thousands):

	September 30, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$621,481	$(161,790)	$595,699	$(206,367)
License agreement	67,376	(34,170)	67,376	(24,431)

Total intangible assets	$688,857	$(195,960)	$663,075	$(230,798)

      Amortization expense for the three and nine months ended September 30, 2005 were $15,782,000 and $46,961,000, respectively, of which $12,561,000 and $37,222,000 were related to amortization of acquired product rights. During the nine months ended September 30, 2005, the Company recorded impairment charges of $1,532,000 related to product rights in the United States and Spain. Estimated amortization expense for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 are $63,204,000, $63,938,000, $62,674,000, $56,178,000, $48,538,000 and $47,526,000, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes
      For the nine months ended September 30, 2005, the Company recorded a tax provision of $41,745,000 on a pre-tax loss of $98,894,000. The recording of a tax provision while recording a pre-tax loss was the result of the Company reporting income in non-U.S. jurisdictions and not receiving a tax benefit for i) the charge of $126,399,000 as a result of recognizing acquired in-process research and development and ii) the restructuring charge of $2,322,000 resulting from the impairment of the Company’s manufacturing site in China. The actual tax provision was impacted by additional items as noted in the following table:

Increase in reserves due to IRS audit for tax years 1997 to 2001	$57,092,000
Reversal of valuation allowance for losses that would be recognized if IRS adjustments above are realized	(34,939,000)

Net impact to tax provision from U.S. tax adjustments	22,153,000
U.S. withholding taxes	1,729,000
Income tax associated with repatriation plan	3,984,000
Reversal of valuation allowance on deferred tax assets on foreign operations net of prior year adjustments	(12,533,000)

Net impact to tax provision from all adjustments	$15,333,000

      The Company’s U.S. tax returns for the period from 1997 to 2001 have been reviewed by the Internal Revenue Service and the Company has received proposed adjustments to the tax liabilities, and associated interest and penalties, resulting from the review. The Company has written a formal protest in response to these proposed adjustments, but has recorded $57,092,000 as its estimate of the additional tax expense from these reviews if the Company should not prevail in its position. The net impact to the tax provision from U.S. tax adjustments of $22,153,000 referred to above reflects the cash payments that could arise from the estimated additional tax. The cash payments would be required even though the Company has additional unutilized net operating losses due to the net operating losses being subject to annual limitations, expiring or being completely utilized for the periods impacted by the specific adjustments.
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
      At December 31, 2004, the Company established a valuation allowance to offset its deferred tax assets. For the nine months ended September 30, 2005, the Company incurred losses in the U.S. tax jurisdiction, which includes the Company’s research and development operations, for which no tax benefit is recorded. A $15,683,000 benefit associated with U.S. tax losses for the nine months ended September 30, 2005 has not been recorded in calculating the Company’s effective tax rate due to the insufficient objective evidence at this time to recognize those assets for financial reporting purposes. The Company believes the tax assets will be realized through the successful commercialization of products in its pipeline, including Viramidine®. Ultimate realization of the benefit of the U.S. net operating losses and research credits is dependent upon the Company generating sufficient taxable income prior to their expiration. Until these events occur, no benefit for the U.S. tax losses will be recorded.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The Company reversed valuation allowances of $12,533,000 (net of prior year adjustments of $1,458,000) on net operating losses for certain foreign operations and recorded a corresponding tax benefit due to additional evidence supporting the ability to realize these net operating losses.
      During the fourth quarter of 2004, legislation was passed that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States (The American Jobs Creation Act of 2004). The Board of Directors of the Company originally approved the repatriation of $225,000,000 of unremitted earnings of certain foreign subsidiaries. Within the three month period ended September 30, 2005, $204,700,000 was remitted. Income tax expense of $3,984,000 associated with such repatriation has been recorded. In November 2005, subsequent to the end of the third quarter, the Board of Directors of the Company approved an additional repatriation of up to $55,000,000. The Company is evaluating whether the additional amounts should be repatriated to support the Company’s ongoing research and development and business development activities in the United States.

9.	Legal Proceedings and Contingencies
      The Company is involved in several legal proceedings, including the following matters (Valeant is formerly known as ICN Pharmaceuticals, Inc.):

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
      All the actions have been consolidated to the Central District of California. On June 24, 2004, the court dismissed the Second Amended Complaint as to the channel stuffing claim. The plaintiffs then stipulated to a dismissal of all the claims against the Company. The plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit seeking review of the dismissal of the claims against the Company. The plaintiffs filed their opening brief in the Ninth Circuit on February 7, 2005. A schedule for deciding the appeal has not yet been set by the court.
      Derivative Actions: The Company is a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on behalf of the Company against certain current and/or former officers and directors of the Company. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
contained in the derivative lawsuit filed in Orange County, California, but included additional claims asserting that the defendants breached their fiduciary duties by disseminating materially misleading and inaccurate information.
      The Company established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interest of the Company’s shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management in connection with the initial public offering of Ribapharm (the “Ribapharm Bonuses”). The Court granted the Company’s motion to stay the California proceedings in favor of the similar Delaware proceedings. On October 27, 2003, the Delaware Court of Chancery granted the Company’s motion to realign the Company as plaintiff in the Delaware action.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Should the opponents prevail, the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Data exclusivity applies to these products until 2010. If no ribavirin patents remain in force in Europe, the Company would no longer receive royalties from Roche.
      Serbia & Montenegro: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW/ SPB/ JNK, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/ BWD/ SPB/ JNK. At issue in these matters were the parties’ respective rights and obligations with respect to ICN Yugoslavia, a joint venture formed by the parties’ predecessors-in-interest in 1990. In these proceedings, the Company asserted claims against the Federal Republic of Yugoslavia (“FRY”) and the Republic of Serbia, and counterclaims against the State Health Fund of Serbia (“Health Fund”) for, inter alia, unlawful seizure of the Company’s majority interest in the joint venture and failure to pay obligations to the joint venture in excess of $176,000,000. The Company sought damages in excess of $277,000,000. The Health Fund asserted claims against the Company for breach of the joint venture agreement based on the Company’s alleged failure to make its required capital contributions, and the Company’s alleged mismanagement of the joint venture. The Health Fund sought damages in excess of $270,000,000. Early in the proceedings the arbitral tribunal dismissed the FRY from these proceedings for lack of jurisdiction. In November 2004 the arbitral tribunal issued a final award in the case. The tribunal ruled that the Company had complied with its capital contribution obligations, that the Health Fund and Republic of Serbia had committed a de facto expropriation of the Company’s interest in the joint venture, and that the Company was entitled to a return of its capital contributions, including rights to certain pharmaceutical compounds and $50,000,000 in cash. The tribunal dismissed the remaining claims by the Company and by the Health Fund for lack of jurisdiction. The tribunal ordered the Health Fund and Republic of Serbia to liquidate the joint venture within three months to repay Valeant’s $50,000,000 in cash, and held that if such liquidation was not initiated in timely fashion the Health Fund and the Republic of Serbia would be jointly and severally liable for the return of these funds. The deadline to liquidate the joint venture passed in February 2005, but it appears that no liquidation of the joint venture has been initiated. The Company accordingly is pressing forward with enforcement efforts. The Company has seen press reports in Serbia that the Republic of Serbia and the Health Fund have filed one or more court actions in Serbia seeking to annul the arbitral awards, but the Company has not been formally served with process in such actions. The Health Fund has also threatened to reassert in court some or all of the claims that the tribunal did not reach on the merits. The Company intends to vigorously contest such claims if they are asserted.
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

Permax Product Liability Cases:
      Valvular Heart Disease. On February 15, 2005, the Company was served in a case captioned Jerry G. Miller and Karren M. Miller v. Eli Lilly and Company, Elan Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Amarin Corporation PLC, Amarin Pharmaceuticals, Inc., Reasor’s, Inc., Reasor’s LLC and Athena Neurosciences, Inc., Case No. CJ-2004-6757 in the District Court of Tulsa County, Oklahoma. On February 23, 2005, Valeant was served in a case captioned Jimmy Ruth Carson v. Eli Lilly and

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Company, Elan Pharmaceuticals, Inc., and Valeant Pharmaceuticals International, Case No., 05CV106 in the United States District Court for the Northern District of Oklahoma. In general, these cases allege that the use of Permax, a drug for the treatment of Parkinson’s Disease marketed and sold by Amarin Pharmaceuticals Inc., the shares of which were purchased by the Company in February 2004, caused valvular heart disease. The Company has also received from time to time and other claims alleging that the use of Permax caused congestive heart failure and other coronary-related damage, including a letter from an attorney purporting to represent five persons with such claims, but no litigation has yet been filed. Some of the claims related to valvular heart disease have been settled by the Company
      Compulsive Gambling. On July 18, 2005, the Company was served in a case captioned Barbara E. Hermansen and Robert B. Wilcox, Jr. v. Eli Lilly & Company, Elan Corporation, plc, Amarin Corporation plc and Valeant Pharmaceuticals International, Case No. 05 L 007276 in the Circuit Court of Cook County, Illinois, which case has subsequently been removed to federal court. This case alleges that the use of Permax caused the plaintiff to become a compulsive gambler, and as a result, he has suffered significant economic loss and hospitalization for suicide watch.
      Eli Lilly, the former holder of the right granted by the U.S. Food and Drug Administration (“FDA”) to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between the Company and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, and defense costs associated with these claims. Many of these cases are in preliminary stages and it is difficult to assess whether the Company will have any liability as to any particular case or, if such liability exists, what the extent of the liability would be. Product liability insurance exists with respect to these claims. There can be no assurance that the insurance will be sufficient to cover claims of which the Company has been notified, and there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on the Company’s consolidated financial position, results of operation or liquidity.
      Kali Litigation: In March 2004, Kali Laboratories, Inc. submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which the Company acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) pending in the United States District Court of New Jersey. The complaint alleges that Kali’s filing of ANDA No. 76-843 is an act of infringement under 35 U.S.C. § 271(e)(4) of one or more claims of U.S. Patent No. 5,462,740. Kali has filed an answer and counterclaims, denying all allegations of the complaint and asserting affirmative defenses and counterclaims for non-infringement, invalidity and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. Xcel filed a reply to the counterclaims, denying all allegations. In July 2005, Kali provided a proposed amended answer and counterclaim of unenforceability due to inequitable conduct. In September 2005, Kali’s motion requesting leave to amend its answer and counterclaims was granted. In October 2005, Kali filed its amended answer and counterclaims asserting affirmative defenses and counterclaims for non-infringement, invalidity, unenforceability due to inequitable conduct during prosecution of the patent, and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. The Company plans to file a reply to the counterclaims shortly. In addition, the Company will vigorously defend itself against Kali’s allegations. Discovery is proceeding. The date for the pretrial conference (which was set for February 2, 2006) has been taken off calendar. New dates for the end of discovery and the final pretrial conference have not been re-set. No trial date has been set.
      Xcel filed this suit within forty-five days of Kali’s Paragraph IV certification. As a result, The Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) provides an automatic stay on the FDA’s approval of Kali’s ANDA for thirty months. If Xcel prevails in the lawsuit, then Kali’s ANDA

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
cannot be effective until after the expiration of U.S. Patent No. 5,462,740 in 2013. If Kali prevails in the lawsuit at the district court level, then the FDA may approve Kali’s ANDA at such time, even if prior to the expiration of the thirty-month stay period.
      Trademark litigation: Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and the company’s VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by the Company in certain jurisdictions, including Argentina, Australia, Chile, Colombia, Czech Republic, European Union, France, Germany, Israel, New Zealand, Romania, Slovak Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela, the United Kingdom and the United States. Valent Biosciences’ oppositions in Colombia, Czech Republic, France, Romania and Spain have been denied. While Valent Biosciences’ oppositions in Chile and Switzerland have been sustained, the Company has appealed those decisions. The Company has responded or will respond to the opposition proceedings that have been filed and discovery is ongoing in the opposition proceeding in the United States. If any of the opposition proceedings are successful, the Company would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in those particular jurisdictions.
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
      The Company’s four reportable specialty pharmaceutical segments are comprised of its pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia (“AAA”). In addition, the Company has a research and development division. The Company recorded a $1,119,000 charge in its Latin American segment cost of goods sold for assets that should have been eliminated in 1999 associated with products sold through its Brazilian operations.
      The following table sets forth the amounts of segment revenues and operating income of the Company for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Specialty pharmaceuticals
North America	$60,524	$36,613	$169,865	$99,500
Latin America	43,420	38,514	116,877	104,158
Europe	61,698	61,472	189,326	184,671
AAA	17,362	14,500	49,567	42,729

Total specialty pharmaceuticals	183,004	151,099	525,635	431,058
Ribavirin royalties	21,953	15,333	65,494	63,444

Consolidated revenues	$204,957	$166,432	$591,129	$494,502

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating Income (Loss)
Specialty pharmaceuticals
North America	16,117	12,060	49,363	29,847
Latin America	14,492	10,532	37,342	29,236
Europe	9,858	14,245	30,729	25,772
AAA	2,334	1,278	5,253	2,774

	42,801	38,115	122,687	87,629
Corporate expenses	(14,955)	(14,408)	(43,666)	(39,060)

Total specialty pharmaceuticals	27,846	23,707	79,021	48,569
Restructuring charges(1)	(135)	69	(506)	(20,116)
Research and development	(8,930)	(15,686)	(24,887)	(21,973)
Acquired IPR&D(1)	—	—	(126,399)	(11,770)

Consolidated segment operating income (loss)	18,781	8,090	(72,771)	(5,290)
Interest income	3,193	2,353	9,327	8,539
Interest expense	(10,077)	(10,101)	(29,821)	(39,360)
Other, net	(1,207)	(14,509)	(5,629)	(22,085)

Income (loss) from continuing operations before provision for income taxes and minority Interest	$10,690	$(14,167)	$(98,894)	$(58,196)

(1)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. For the nine months ended September 30, 2005, restructuring charges were incurred in all the pharmaceutical segments. All IPR&D was incurred in the North America pharmaceutical segment.
      The following table sets forth the segment total assets of the Company as of September 30, 2005 and December 31, 2004 (in thousands):

	Total Assets

	September 30,	December 31,
	2005	2004

Specialty pharmaceuticals
North America	$474,109	$439,084
Latin America	118,201	153,050
Europe	377,295	375,086
AAA	62,274	60,221
Corporate	279,193	270,777

Total specialty pharmaceuticals	1,311,072	1,298,218
Research and development division	234,412	199,763
Discontinued operations	246	23,894

Total	$1,545,730	$1,521,875

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the segment goodwill of the Company as of September 30, 2005 and December 31, 2004 (in thousands):

	Goodwill

	September 30,	December 31,
	2005	2004

Specialty Pharmaceuticals — North America	$61,532	$7,398
Research and development division	13,101	13,101

Total	$74,633	$20,499

      Goodwill increased $54,134,000 for the nine months ended September 30, 2005 due to the acquisition of Xcel Pharmaceuticals, Inc.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s promoted products and seven global brands by therapeutic class based on sales for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2005	2004		2005	2004

Neurology
Mestinon®(G)(P)	$12,206	$11,067		$32,500	$30,327
Diastat(P)(b)	17,525	—		36,993	—
Librax(P)	4,042	2,811		9,792	11,314
Migranal(P)(b)	3,744	—		8,648	—
Dalmane/ Dalmadorm(P)	2,597	3,155		8,568	8,870
Cesamet(P)	2,919	1,474		6,893	3,252
Limbitrol(P)	1,430	1,527		4,348	4,106
TASMAR®(G)(P)(c)	1,438	2,121		3,910	2,705
Other Neurology	10,958	(a	)	37,050	(a	)
Infectious Disease
Virazole®(G)(P)	2,939	1,622		11,173	10,118
Other Infectious Disease	4,952	(a	)	15,049	(a	)
Dermatology
Efudix/ Efudex®(G)(P)	14,365	15,442		45,872	34,216
Kinerase®(G)(P)	5,921	3,777		16,177	11,875
Oxsoralen-Ultra®(G)(P)	449	1,530		7,544	8,142
Dermatixtm(G)(P)	2,249	1,794		6,711	5,098
Other Dermatology	14,203	(a	)	34,543	(a	)
Other Therapeutic Classes
Bedoyectatm(P)	14,549	7,652		34,769	17,415
Solcoseryl	5,837	4,426		13,942	13,637
Nyal(P)	4,191	2,892		12,031	9,406
Bisocard(P)	3,284	2,493		9,303	7,051
Calcitonin(P)	1,835	1,509		7,154	8,122
Espaven(P)	2,324	1,751		5,395	4,555
Aclotin(P)	1,379	1,506		4,269	4,163
Espacil(P)	1,909	1,336		4,000	3,591
Other Pharmaceutical Products	45,759	81,214		149,001	233,095

Total product sales	$183,004	$151,099		$525,635	$431,058

Total global brand product sales(G)	$39,567	$37,353		$123,887	$102,481

Total promoted product sales(P)	$101,295	$65,459		$276,050	$184,326

(a)	In 2004, the Company tracked other products, but not by therapeutic classes; therefore, its ability to provide additional data by therapeutic classes is not practicable at this time.

(b)	Diastat was acquired in March 2005.

(c)	TASMAR was acquired in April 2004.

(G)	Indicates global brands, which are products promoted by the Company and which the Company believes have the potential for penetration in multiple markets.

(P)	Indicates promoted products with annualized sales greater than $5,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1 — Financial Statements” above.
      The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the Company’s control. These factors include, without limitation, those described below under the heading “Forward-Looking Statements — Risk Factors.” The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.
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
Overview
      The Company is a global, research-based specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. The Company focuses its greatest resources and attention principally on seven global brands in the therapeutic areas of neurology, infectious disease and dermatology and on selected promoted regional products. The Company’s products are currently sold in more than 100 markets around the world, with its primary focus on ten key geographic regions: the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, Spain and China.
      The Company has a specialty pharmaceutical business with a global platform, and a research and development infrastructure with discovery, clinical development and regulatory capabilities. In addition, the Company receives royalties from the sale of ribavirin by Schering-Plough and Roche.

Specialty Pharmaceuticals
      Product sales from the Company’s specialty pharmaceutical segments accounted for 89% and 87% of the Company’s total revenues from continuing operations for the nine months ended September 30, 2005 and 2004, respectively, and increased $94,577,000 (22%) in the nine months ended September 30, 2005 compared to the similar period in 2004. The increase includes revenues from products acquired from Xcel Pharmaceuticals, Inc. (“Xcel”) of $54,496,000 in the nine months ended September 30, 2005. The Company’s specialty pharmaceutical business focuses its efforts on seven global brands in three therapeutic areas and on selected promoted regional products. Global brand sales increased $21,406,000 (21%) in the nine months ended September 30, 2005 compared to the same period in 2004. Promoted product sales increased $91,724,000 (50%) in the nine months ended September 30, 2005 compared to the same period in 2004. The Company has experienced generic challenges and other competition to its products, as well as pricing challenges through government imposed price controls and reductions, and expects these challenges to continue.

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
      The Company is also developing a pipeline of product candidates, including three product candidates with clinical stage programs that target large market opportunities: Viramidine, pradefovir and retigabine. Viramidine, a pro-drug of ribavirin, is being developed for the treatment of chronic hepatitis C in treatment-naïve patients in conjunction with a pegylated interferon. The Company is developing pradefovir as an oral once-a-day monotherapy for patients with chronic hepatitis B infection. With the acquisition of Xcel in March 2005, retigabine was added to the Company’s pipeline of product candidates. Retigabine is being developed as an adjunctive treatment for partial-onset seizures in patients with epilepsy.

Ribavirin Royalties
      Ribavirin royalty revenues increased $2,050,000 (3%) and accounted for 11% of the Company’s total revenues from continuing operations for the nine months ended September 30, 2005 as compared to 13% for the same period in 2004. The Company expects ribavirin royalties from Schering-Plough to be relatively stable for several years since generics are unlikely to enter the major European and Japanese markets due to certain protections in those markets. If no ribavirin patents remain in force in Europe, the Company would no longer receive royalties from Roche.
Company Strategy
      The Company’s strategic plan focuses on transforming the business and growing through innovation and acquisition. The Company has developed a strategy to leverage its current products, rationalize its supply chain and employ other measures to obtain significant efficiencies. Additionally, the Company will continue to increase investment in research and development activities and continue to evaluate potential acquisition opportunities. The key elements of the Company’s strategy are discussed below.

Transformation

Targeted Growth of Existing Products
      The Company focuses its business on ten key geographic regions, across three core therapeutic areas. The Company believes that its core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. The Company believes that its global brands have the potential for further worldwide penetration and above industry average growth rates. In addition, the Company intends to continue to market and sell, and selectively pursue life cycle management strategies for its other brands.

Efficient Manufacturing and Supply Chain Organization
      Under its global manufacturing strategy announced in October 2003, the Company plans to reduce the number of manufacturing facilities in order to increase capacity utilization and improve efficiencies. The Company has also undertaken a major process improvement initiative, affecting all phases of its operations, from raw material and supply logistics to manufacturing, warehousing and distribution. During the first quarter of 2005, the Company made the decision to dispose of an additional manufacturing site in China and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,322,000. In the nine months ended September 30, 2005, the Company sold its manufacturing plants in the United States, Argentina and one of its plants in Mexico and recorded a net gain of $1,816,000 on the sale of these sites. As of September 30, 2005, the Company had sold seven of the manufacturing sites and entered into an agreement to sell its manufacturing site in China, which was sold in November 2005. The Company is currently actively marketing the remaining three sites to prospective buyers. The completion of the global manufacturing strategy is expected to result in four manufacturing sites worldwide by the end of 2006.

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
      On March 1, 2005, the Company acquired Xcel, a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, thereby acquiring a portfolio of four products that are sold within the United States, and a late-stage clinical product candidate, retigabine, being developed for commercialization in all major markets. See Note 2 of notes to consolidated condensed financial statements for a discussion of this acquisition.
      The Company acquired local products in Poland and Brazil for cash consideration of $7,739,000 during the three months ended September 30, 2005.
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

      The following table compares revenues by reportable segments and operating expenses for the three and nine months ended September 30, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended
	September 30,
			Increase/	Percent
	2005	2004	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$60,524	$36,613	$23,911	65%
Latin America	43,420	38,514	4,906	13
Europe	61,698	61,472	226	—
AAA	17,362	14,500	2,862	20

Total specialty pharmaceuticals	183,004	151,099	31,905	21
Ribavirin royalties	21,953	15,333	6,620	43

Total revenues	204,957	166,432	38,525	23
Costs and Expenses
Cost of goods sold (excluding amortization)	55,694	49,264	6,430	13
Selling expenses	59,017	45,046	13,971	31
General and administrative expenses	26,665	24,962	1,703	7
Research and development costs	28,883	25,045	3,838	15
Restructuring charges	135	(69)	204	—
Amortization expense	15,782	14,094	1,688	12

Operating income	$18,781	$8,090	$10,691	132

Gross profit on product sales (excluding amortization)	$127,310	$101,835	$25,475	25

Gross profit margin on product sales	70%	67%

	Nine Months Ended
	September 30,
			Increase/	Percent
	2005	2004	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$169,865	$99,500	$70,365	71%
Latin America	116,877	104,158	12,719	12
Europe	189,326	184,671	4,655	3
AAA	49,567	42,729	6,838	16

Total specialty pharmaceuticals	525,635	431,058	94,577	22
Ribavirin royalties	65,494	63,444	2,050	3

Total revenues	591,129	494,502	96,627	20
Costs and Expenses
Cost of goods sold (excluding amortization)	157,355	141,914	15,441	11
Selling expenses	173,286	146,363	26,923	18
General and administrative expenses	77,227	73,686	3,541	5
Research and development costs	82,166	64,429	17,737	28
IPR&D	126,399	11,770	114,629	974
Restructuring charges	506	20,116	(19,610)	(97)
Amortization expense	46,961	41,514	5,447	13

Operating loss	$(72,771)	$(5,290)	$(67,481)	1,276

Gross profit on product sales (excluding amortization)	$368,280	$289,144	$79,136	27

Gross profit margin on product sales	70%	67%

      Specialty Pharmaceutical Revenues: Product sales from the Company’s specialty pharmaceutical segments increased $31,905,000 (21%) and $94,577,000 (22%) for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004. Sales from newly acquired products related to the acquisition of Xcel in March 2005 contributed $22,859,000 and $54,496,000 to product sales in the three and nine months ended September 30, 2005, respectively. Product sales from the Company’s global brands increased $2,214,000 (6%) and $21,406,000 (21%) for the three and nine months ended September 30, 2005, respectively. The Company also benefited from favorable foreign currency exchange rates, which contributed $6,135,000 and $21,462,000 on a net basis to the increase in overall product sales in the three and nine months ended September 30, 2005, respectively, primarily due to the increase in the value of the euro, Polish zloty and Mexican peso over the U.S. dollar.
      In the North America pharmaceuticals segment, revenues for the three and nine months ended September 30, 2005 were $60,524,000 and $169,865,000, respectively, compared to $36,613,000 and $99,500,000 for the same periods in 2004, increases of $23,911,000 (65%) and $70,365,000 (71%), respectively. The increases were primarily due to sales of products from the Xcel acquisition of $22,859,000 and $54,496,000 for the three and nine months ended September 30, 2005, respectively, and increases in sales of promoted products. The increase in revenues is partially offset by a decline in sales of non-promoted brands.
      In the Latin America pharmaceuticals segment, revenues for the three and nine months ended September 30, 2005 were $43,420,000 and $116,877,000, respectively, compared to $38,514,000 and $104,158,000 for the same periods in 2004, increases of $4,906,000 (13%) and $12,719,000 (12%), respectively. The increases reflect higher sales of Bedoyecta of $6,897,000 and $17,354,000 for the three and nine months ended September 30, 2005, respectively, resulting from a successful direct-to-consumer advertising campaign. The increase in the value of currencies in the region as compared to the U.S. dollar contributed $3,288,000 and $5,236,000 to the increase in revenues in the region for the three and nine months ended September 30, 2005, respectively. The increase in revenues is partially offset by a decline in sales of non-promoted brands.
      In the Europe pharmaceuticals segment, revenues for the three and nine months ended September 30, 2005 were $61,698,000 and $189,326,000, respectively, compared to $61,472,000 and $184,671,000 for the same periods in 2004, resulting in increases of $226,000 (0%) and $4,655,000 (3%), respectively. The increase in the value of currencies in the region as compared to the U.S. dollar contributed $1,838,000 and $12,812,000 to the increase in revenues in the region for the three and nine months ended September 30, 2005, respectively, partially offset by lower sales volume of non-promoted products.
      In the AAA pharmaceuticals segment, revenues for the three and nine months ended September 30, 2005 were $17,362,000 and $49,567,000, respectively, compared to $14,500,000 and $42,729,000 for the same periods in 2004, increases of $2,862,000 (20%) and $6,838,000 (16%), respectively. The increases were primarily due to higher sales of Nyal of $1,299,000 and $2,625,000 for the three and nine months ended September 30, 2005, respectively. The remaining increase was attributable to sales of the Company’s global products in the region and increases in the value of currencies in the region as compared to the U.S. dollar.
      Ribavirin Royalties: Ribavirin royalties represent amounts earned under the license and supply agreements with Schering-Plough and Roche. Under a license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. The Company receives royalty fees from Roche under a license agreement on sale of Roche’s version of ribavirin, Copegus, for use in combination with interferon alfa or pegylated interferon alfa. Ribavirin royalties from Schering-Plough and Roche for the three and nine months ended September 30, 2005 were $21,953,000 and $65,494,000, respectively, compared to $15,333,000 and $63,444,000 for 2004, resulting in increases of $6,620,000 (43%) and $2,050,000 (3%), respectively. The increase in ribavirin royalties in the third quarter of 2005 was due primarily to higher sales of Rebetol, Schering-Plough’s version of ribavirin, in Japan, partially offset by decreased royalties due to the launch of generic ribavirin in the United States. The year-to-date increase reflects a $2,948,000 payment from Schering-Plough in the first quarter of 2005 on sales of Rebetol in 2004 and increased royalties in Japan, partially offset by the effects of generic competition in the United States. Approval of a generic form of oral ribavirin by the U.S. Food and Drug Administration (“FDA”) in the United States was announced on April 7, 2004.

      Gross Profit Margin (excluding amortization): Gross profit margin on product sales increased to 70% for the three and nine months ended September 30, 2005 compared to 67% for the same periods in 2004. The increase in gross profit margin was primarily due to greater efficiencies in the Company’s manufacturing and supply chain operations and product mix. The Company recorded a $1,119,000 charge in its Latin American segment cost of goods sold for assets that should have been eliminated in 1999 associated with products sold through its Brazilian operations.
      Selling Expenses: Selling expenses were $59,017,000 and $173,286,000 for the three and nine months ended September 30, 2005, respectively, compared to $45,046,000 and $146,363,000 for the same periods in 2004, increases of $13,971,000 (31%) and $26,923,000 (18%), respectively. As a percent of product sales, selling expenses were 32% and 33% for the three and nine months ended September 30, 2005, respectively, compared to 30% and 34% for the same periods in 2004. Included in selling expenses for the nine months ended September 30, 2004 were severance charges of $3,351,000 related to a sales force reduction in Europe. The increase in selling expenses reflects the Company’s increased promotional efforts in North America, Europe and Latin America and includes costs related to the launch of line extensions and new products. Additionally, North America selling expenses increased from the expanded sales force from acquisitions.
      General and Administrative Expenses: General and administrative expenses were $26,665,000 and $77,227,000 for the three and nine months ended September 30, 2005, respectively, compared to $24,962,000 and $73,686,000 for the same periods in 2004, increases of $1,703,000 (7%) and $3,541,000 (5%), respectively. As a percent of product sales, general and administrative expenses were 15% for the three and nine months ended September 30, 2005 compared to 17% for the same periods in 2004. Included in general and administrative expenses for the nine months ended September 30, 2004 were severance charges of $1,159,000 related to workforce reductions in Spain.
      Research and Development: Research and development expenses were $28,883,000 and $82,166,000 for the three and nine months ended September 30, 2005, respectively, compared to $25,045,000 and $64,429,000 for the same periods in 2004, increases of $3,838,000 (15%) and $17,737,000 (28%), respectively. The increase in research and development expenses continues to reflect the impact of the clinical trials for Viramidine and pradefovir and research and development expenses for retigabine. Research and development costs are expected to continue to increase in 2006 as progress continues with the clinical trials of Viramidine, pradefovir and retigabine.
      Acquired In-Process Research and Development: In the nine months ended September 30, 2005 and 2004, the Company incurred expenses of $126,399,000 and $11,770,000, respectively, associated with IPR&D related to the acquisition of Xcel Pharmaceuticals, Inc. and Amarin Pharmaceuticals, Inc., respectively. The amount expensed as IPR&D represents the Company’s estimate of fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.
      Restructuring Charges: In the three and nine months ended September 30, 2005, the Company incurred a (benefit)/expense of $135,000 and $506,000, respectively, compared to ($69,000) and $20,116,000 for the same periods in 2004 related to the manufacturing and rationalization plan. In the nine months ended September 30, 2005, the Company recorded a net gain of $1,816,000 on the sale of its manufacturing plants in the United States, Argentina and one of its plants in Mexico. In addition, the Company made the decision to dispose of an additional manufacturing site in China in the first quarter of 2005 and wrote the net assets down to their fair value, which resulted in an impairment charge of $2,322,000 in the nine months ended September 30, 2005. In 2004, the Company recorded impairment charges on manufacturing sites of $18,000,000 and severance charges of $2,116,000.
      Amortization: Amortization expense was $15,782,000 and $46,961,000 for the three and nine months ended September 30, 2005, respectively, compared to $14,094,000 and $41,514,000 for the same periods in 2004, resulting in increases of $1,688,000 (12%) and $5,447,000 (13%), respectively. The increases were primarily due to amortization of intangibles acquired with the acquisition of Xcel, partially offset by a decrease in amortization on royalty license intangible of $1,286,000 and $4,522,000 for the three and nine months ended

September 30, 2005, respectively, which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis. Additionally, the Company recorded impairment charges on product rights of $1,532,000 in the nine months ended September 30, 2005 related to products sold in North America and Spain.
      Other Loss, Net, Including Translation and Exchange: Other loss, net, including translation and exchange was $1,207,000 and $5,629,000 for the three and nine months ended September 30, 2005, respectively, compared to $515,000 and $2,193,000 for the same periods in 2004. In the third quarter of 2005, translation losses principally consisted of translation and exchange losses in Europe and North America of $921,000. In the nine months ended September 30, 2005, translation losses principally consisted of translation and exchange losses in Europe and Latin America of $5,573,000. Translation and exchange losses are primarily related to U.S. dollar denominated assets and liabilities at the Company’s foreign currency denominated subsidiaries.
      Interest Expense and Income: Interest expense decreased $9,539,000 (24%) for the nine months ended September 30, 2005 compared to the same period in 2004. The decrease was due to repurchases of the Company’s 6 1/2% Convertible Subordinated Notes due 2008 in June and July of 2004, for which the Company recorded a $13,994,000 and $19,892,000 loss on early extinguishment of debt for the three and nine months ended September 30, 2004, respectively. Interest income increased $840,000 (36%) and $788,000 (9%) for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher interest rates partially offset by lower cash balances during those periods.
      Income Taxes: For the nine months ended September 30, 2005, the Company recorded a tax provision of $41,745,000 on a pre-tax loss of $98,894,000. The recording of a tax provision while recording a pre-tax loss was the result of the Company not receiving a tax benefit for either i) the charge of $126,399,000 as a result of recognizing acquired in-process research and development or ii) the restructuring charge of $2,322,000 resulting from the impairment of the Company’s manufacturing site in China. The actual tax provision was impacted by additional items as noted in the following table:

Increase in reserves due to IRS audit for tax years 1997 to 2001	$57,092,000
Reversal of valuation allowance for losses that would be recognized if IRS adjustments above are realized	(34,939,000)

Net impact to tax provision from U.S. tax adjustments	22,153,000
U.S. withholding taxes	1,729,000
Income tax associated with repatriation plan	3,984,000
Reversal of valuation allowance on deferred tax assets on foreign operations net of prior year adjustments	(12,533,000)

Net impact to tax provision from all adjustments	$15,333,000

      A $15,683,000 benefit associated with U.S. tax losses for the nine months ended September 30, 2005 has not been recorded in calculating the Company’s effective tax rate due to the insufficient objective evidence at this time to recognize these assets for financial reporting purposes. Excluding the effect of the items noted above, the effective tax rate for the nine months ended September 30, 2005 would have been 35%, which is compared to a 36% effective tax rate for 2004. The decrease in the effective tax rate is due to higher expected profits in lower tax rate jurisdictions.
      During the fourth quarter of 2004, legislation was passed that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States (The American Jobs Creation Act of 2004). The amount of unremitted earnings approved by the Board of Directors of the Company for repatriation by the Company is up to $280,000,000, of which $204,700,000 was remitted during the three month period ended September 30, 2005. Associated income tax expense of $3,984,000 has been recorded.
      Income (Loss) from Discontinued Operations, Net of Taxes: Income (loss) from discontinued operations was income of $1,123,000 and loss of $2,368,000 for the three and nine months ended

September 30, 2005, respectively, compared to losses of $7,365,000 and $24,392,000 for the same periods in 2004. The income (loss) in 2005 included a gain on disposal of $1,780,000 related to the sale of the Company’s remaining raw materials business and manufacturing facility in Hungary, partially offset by losses from sales of products manufactured in these facilities. The loss in 2004 related to losses from the Company’s raw materials businesses and manufacturing capability in Central Europe and loss on disposal of $1,522,000 related to the sale of the business in the Czech Republic. Included in the loss for the nine months ended September 30, 2004 were environmental charges of $16,000,000 ($10,080,000, net of taxes) related to a former operating site of the Company’s Biomedicals division, for which the Company retained the liability when it sold this business.
Liquidity and Capital Resources
      Cash and marketable securities totaled $385,040,000 at September 30, 2005 compared to $461,508,000 at December 31, 2004. Working capital was $481,291,000 at September 30, 2005 compared to $578,462,000 at December 31, 2004. The decrease in working capital was primarily attributable to the use of cash in the Xcel acquisition, net of cash received of $281,707,000, partially offset by cash proceeds from the Company’s stock offering in connection with the Xcel acquisition of $189,030,000.
      Cash provided by operating activities is expected to be the Company’s primary recurring source of funds for the remainder of 2005. During the nine months ended September 30, 2005, cash provided by operating activities, including discontinued operations, totaled $65,979,000 compared to $21,897,000 for 2004. Operating cash flows for the nine months ended September 30, 2005 reflects the Company’s net loss from continuing operations of $141,128,000, adjustments for non-cash items (including depreciation and amortization and write-off of acquired in-process research and development) of $190,632,000 and a net increase in the change in working capital of $7,753,000. Additionally, the Company expects that the effects of increased research and development expenses for the remainder of the year and in 2006 will impact its operating cash flows.
      Cash used in investing activities was $80,325,000 for the nine months ended September 30, 2005 compared to $166,213,000 for 2004. For the nine months ended September 30, 2005, net cash used in investing activities consisted of payments for the acquisition of Xcel and various other product rights of $288,931,000 (net of cash received) and capital expenditures of $27,206,000, partially offset by net proceeds from investments of $222,994,000 and proceeds from the sale of assets of $7,279,000. The Company is in the process of updating its information technology infrastructure, which will result in higher capital expenditures during the remainder of 2005 and in 2006. For the nine months ended September 30, 2004, net cash used in investing activities consisted of payments for the acquisition of Amarin, TASMAR and various other product rights of $76,139,000 (net of cash received), purchase of investments of $91,119,000 related to the interest rate swap on the 7% Senior Notes due 2011 and foreign currency hedges and capital expenditures of $14,294,000, partially offset by proceeds from sale of assets of $11,405,000 primarily related to the sale of investments.
      Cash provided by financing activities was $169,672,000 for the nine months ended September 30, 2005, including proceeds from the Company’s stock offering in connection with the Xcel acquisition of $189,030,000 after underwriting commissions and discounts and proceeds received from the exercise of stock options of $2,205,000, partially offset by cash dividends of $20,804,000 and payments on long-term debt and notes payable of $759,000. In February 2005, the Company sold 8,280,000 shares of its common stock in a public offering to fund in part the Xcel acquisition. The remainder of the funds required for the Xcel transaction was provided by available cash on hand. Cash used in financing activities was $166,213,000 for the nine months ended September 30, 2004, including payments on long-term debt and notes payable of $342,028,000, principally consisting of the repurchase of the remaining portion of the 6 1/2% Convertible Subordinated Notes due 2008, and cash dividends of $19,388,000, partially offset by proceeds received from the issuance of stock of $11,907,000.
      In January 2004, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of its 7.0% Senior Notes due 2011. The interest rate on the swap is variable at LIBOR plus

2.41%. The effect of this transaction is to initially lower the Company’s effective interest rate by exchanging fixed rate payments for floating rate payments.
      The Company has collateral requirements on an interest rate swap agreement and foreign currency hedges. The amount of collateral varies monthly depending on the fair value of the underlying swap contracts. As of September 30, 2005, the Company has collateral of $4,006,000 included in marketable securities and $6,573,000 included in other assets related to these instruments.
      Management believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through September 30, 2006, and to provide cash needed to fund acquisitions, capital expenditures and its research and development program. While the Company has no current intent to issue additional debt or equity securities, it may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. The Company funds its cash requirements primarily from cash provided by its operating activities. The Company’s sources of liquidity are its cash and cash equivalent balances and its cash flow from operations. The Company’s Polish subsidiary has restrictions on the amount of dividends it can declare. Included in cash and cash equivalents is $79,284,000 held by the Company’s Polish subsidiary as of September 30, 2005.
      The Company’s U.S. operations do not currently generate enough cash to cover the Company’s planned U.S. funding of its research and development programs, capital expenditures and corporate expenses. During the three-month period ended September 30, 2005, $204,700,000 of foreign earnings by the Company’s subsidiaries were remitted. See Note 8 of notes to the consolidated condensed financial statements for a discussion of the repatriation of foreign unremitted earnings.
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
      The Company’s U.S. tax returns for the period from 1997 to 2001 have been reviewed by the Internal Revenue Service and the Company has received proposed adjustments resulting from the review. While the Company believes the proposed adjustments are not appropriate and has protested such amounts, the Company has recorded its estimate of the additional tax expense from these reviews. In the nine months ended September 30, 2005, an adjustment of $34,939,000 has been recorded to the deferred tax asset with an offsetting adjustment to the valuation allowance for this matter, resulting in no effect to the income statement. The Company recorded a tax provision of $22,153,000 in the nine months ended September 30, 2005 which relates to cash payments that could arise due to the net operating losses being subject to an annual limitation, expiring or being completely utilized.
Products in Development
      The Company expects its research and development expenses to increase throughout 2005, of which a large percentage will be to support the continuing product development programs for the late-stage development projects of Viramidine, pradefovir and retigabine. The Company expects that for 2005, it will spend over $60,000,000 on external research and development costs related to these product development programs.

      For Viramidine, analyses of the final Phase 2 data were presented at the European Association for the Study of the Liver Conference in April 2005. The Phase 2 trial met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials, VISER1 and VISER2. The results validated the study design by continuing to show that Viramidine demonstrates statistical comparable efficacy to ribavirin in sustained viral response (“SVR”) and a significantly reduced incidence of anemia. On January 20, 2005, the Company announced that it had completed enrollment in VISER2. The Company expects to complete its VISER1 Phase 3 trial by the end of this year and report VISER1 results sometime in the first half of 2006. The VISER2 trial is about six months behind VISER1. The Company also initiated or will initiate in 2005 five NDA-enabling Phase 1 studies, including a hepatic impairment study, a renal impairment study, and a drug-drug interaction study for Viramidine. The Company’s external research and development expenses for Viramidine were $8,900,000 and $27,069,000 for the three and nine months ended September 30, 2005, respectively, and $77,095,000 from inception through September 30, 2005.
      For pradefovir, which is being developed for the treatment of hepatitis B, the Company has completed two single-dose Phase 1 clinical trials in healthy volunteers and two multiple-dose studies in hepatitis B patients. A 48-week dose-ranging Phase 2 study in Asia and the United States began enrollment in July 2004 and completed enrollment in November 2004. On July 19, the Company announced its analysis of the 24-week interim data from the Phase 2 trial. The results demonstrated that pradefovir caused a significant decline in HBV DNA, showed no evidence of nephrotoxicity, and no serious adverse events related to treatment. The Company also initiated, and expects to continue through the fourth quarter of 2005, four Phase 1 studies to support a future Phase 3 program with pradefovir. These studies, including an absorption/ metabolism/ excretion study and three drug-drug interaction studies are expected to be completed by the end of 2005. The Company’s external research and development expenses for pradefovir were $2,754,000 and $6,059,000 for the three and nine months ended September 30, 2005, respectively, and $25,915,000 (including a milestone payment of $2,100,000) from inception through September 30, 2005.
      The Company acquired the rights to Zelapar, a late-stage candidate being developed as an adjunctive therapy in the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. In late 2004, the Company submitted a complete response to an approvable letter from the FDA, following the completion of two safety studies. The Company received a response to its submission from the FDA that required the Company to provide the FDA with additional information. A revised submission for Zelapar was sent to the FDA, in March. On September 30, 2005, an additional approvable letter was received from the FDA with a request for additional data. The Company is preparing its response to this letter and is expected to meet with the FDA in November. Preclinical and clinical studies that were originally part of an agreed Phase 4 commitment with the FDA are planned to start in the fourth quarter of 2005. This includes a study in subjects with renal impairment and a study in subjects with hepatic impairment planned. The Company’s external research and development expenses for Zelapar were $2,000 and $53,000 for the three and nine months ended September 30, 2005 and $4,885,000 from inception through September 30, 2005.
      The Company acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the acquisition of Xcel Pharmaceuticals, Inc. on March 1, 2005. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials in over 600 patients. Two Phase 3 trials are planned. One Phase 3 trial will be conducted at approximately 45 sites mainly in the Americas (US, Central/ South America); the second trial will be performed at 55 sites in the rest of the world, mainly in Europe. On September 2, 2005, the first patient in the Americas trial was enrolled. The Company’s external research and development expenses for retigabine were $2,389,000 and $5,445,000 for the three and nine months ended September 30, 2005.
Foreign Operations
      Approximately 74% and 80% of the Company’s revenues from continuing operations, which includes royalties, for the nine months ended September 30, 2005 and 2004, respectively, were generated from operations outside the United States. All of the Company’s foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur and may materially affect the Company’s results of operations. The effect of these risks remains difficult to predict.
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

Revenue Recognition
      The Company recognizes revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Allowances for future returns of products sold to the Company’s direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. The Company uses third-party data to estimate the level of product inventories, expiration dating, and product demand at its major wholesalers. Based upon this information, adjustments are made to the accrual if deemed necessary. Actual results could be materially different from the Company’s estimates, resulting in future adjustments to revenue. For the nine months ended September 30, 2005, returns received and the provision for sales returns was less than 2% of product sales. The Company conducts a review of the current methodology and assesses the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

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

Impairment of Property, Plant and Equipment
      The Company evaluates the carrying value of property, plant and equipment in accordance with guidelines. In evaluating property, plant and equipment, the Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers.

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
      The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimate process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory matters.

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
Other Financial Information
      With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and nine months ended September 30, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 8, 2005, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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
      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At September 30, 2005, the fair values of the Company’s financial instruments were as follows (in thousands):

		Assets (Liabilities)
	Notional/
	Contract	Carrying
Description	Amount	Value	Fair Value

Forward contracts	$55,853	$(1,849)	$(1,849)
Interest rate swaps	150,000	(3,212)	(3,212)
Outstanding debt	780,000	(780,000)	(738,000)
      The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. At September 30, 2005, the Company had $12,513,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting the Company’s financial instruments would not have had a material effect on the Company’s third quarter 2005 pretax earnings. In addition, the Company has $780,000,000 of fixed rate debt as of September 30, 2005, that requires U.S. dollar repayment. To the extent that the Company requires, as a source of debt repayment, earnings and cash flow from some of its units located in foreign countries, the Company is subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of a 100 basis-points in interest rates would have reduced the fair value of the Company’s remaining fixed-rate debt instruments by approximately $38,000,000 as of September 30, 2005.
      The Company estimated the sensitivity of the fair value of its derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the euro at September 30, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain from a fair value change of $1,005,000 and a 10% weakening of the U.S. dollar would have resulted in a loss from a fair value change of $1,165,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

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
      As of September 30, 2005, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in making known to them in a timely manner material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.
      There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS
      Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
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

•	The future growth of the Company’s business depends on the development and approval of new products, including Viramidine, pradefovir and retigabine. The process of developing new drugs has an inherent risk of failure. Although certain of the Company’s research compounds show promise at their current stages of development, the Company may fail to commercialize them for various reasons. For example, they may turn out to be ineffective or unsafe in clinical or pre-clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. The Company’s inability to successfully develop its products due to these or other factors could have a material adverse effect on future revenues.

•	The Company can protect its products from generic substitution by third parties only to the extent that its technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, the Company’s pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the Company’s patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues.

•	Trade secret protection is less effective than patent protection because competitors may discover the Company’s technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to the Company in a patent dispute may preclude development or commercialization of products or impact sales of existing products, and result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of the Company’s products.

•	The Company’s current business plan includes expansion through acquisitions, in addition to the development of new products. If the Company is unable to successfully execute on its expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of the Company’s business may be negatively affected.

•	The Company and its competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If the Company’s competitors succeed in developing better alternatives to the Company’s current products before it does, the Company will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by the Company’s products, the Company’s potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect the Company’s operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on the Company’s sales, gross profit or operating expenses. The Company entered into foreign currency hedge transactions to reduce its exposure to variability in the euro. The Company continues to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of the Company’s revenue is derived from products manufactured by third parties. The Company relies on their quality level, compliance with the FDA regulations and continuity of supply. Any failure by them in these areas could disrupt the Company’s product supply and negatively impact its revenues.

•	The Company’s flexibility in maximizing commercialization opportunities for its compounds may be limited by its obligations to Schering-Plough. In November 2000, the Company entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of its products that they designate at an early stage of product development and a right for first/last refusal to license various compounds the Company may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if the Company elected to license it to a third party. The interest of potential collaborators in obtaining rights to the Company’s compounds or the terms of any agreement it ultimately enters into for these rights may be hindered by its agreement with Schering-Plough.

•	To purchase the Company’s products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for the Company to realize an appropriate return on its investment in product development.

•	Some of the Company’s development programs are based on the library of nucleoside compounds it has developed. It is not practicable to create backups for the Company’s nucleoside library, and accordingly it is at risk of loss in earthquakes, fire and other natural disasters and catastrophes.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of the Company’s products is found to have harmed an individual or individuals, it may be responsible for paying all or substantially all damages awarded. A successful product liability claim against the Company could have a material negative impact on its financial position and results of operations.

•	The Company is allowed by its senior note indenture to borrow money from third parties, subject to certain restrictions, but there is no guaranty that it will actually be able to borrow any money should the need for it arise.

•	The Company is involved in several legal proceedings, including those described in Note 9 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Dependence on key personnel leaves the Company vulnerable to a negative impact if they leave. The Company’s continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on the Company.

•	The Company’s research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. The Company cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, the Company could be held liable for damages that result. Any liability could exceed the Company’s resources.

•	The Company’s stockholder rights plan, provisions of its certificate of incorporation and provisions of the Delaware General Corporation Law could provide its Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	The Company is authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If the Company issues additional equity securities, the price of its securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the Company.

•	The Company is subject to a consent order with the Securities and Exchange Commission, which permanently enjoins the Company from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor may limit the Company’s ability to defend against future allegations.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
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
Date: November 8, 2005

/s/ Bary G. Bailey

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 8, 2005

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