Form 10-K
period 2005-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2006-03-16
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer  ☐          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $1,624,884,800.
      The number of outstanding shares of the Registrant’s common stock as of March 8, 2006 was 92,782,321.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information contained in Valeant Pharmaceuticals International’s definitive Proxy Statement for the 2006 annual meeting of stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

Forward-Looking Statements
      In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements relate to our future operations, future ribavirin royalties, prospects, potential products, developments and business strategies. Words such as “expects,” “anticipates,” “intends,” “plans”, “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential,” or “continue” or similar language identify forward-looking statements.
      Forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections in other documents filed with the SEC under similar captions. You should consider these in evaluating our prospects and future financial performance. These forward-looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward-looking statements in this report or the other documents in which they are found, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.
      Aclotin, Bedoyecta, Bioscard, Calcitonin, Cesamet, Dalmane/ Dalmadrom, Dermatix, Diastat, Efudex/ Efudix, Eldoquin, Espacil, Espaven, Kinerase, Levovirin, Librax, Limbotrol, Mestinon, Migranal, Nyal, Oxsoralen/ Oxsoralen-Ultra, Solcoseryl, Tasmar, Viramidine, Virazole and Zelapar are trademarks or registered trademarks of Valeant Pharmaceuticals International or its related companies. This annual report also contains trademarks or tradenames of other companies and those trademarks and tradenames are the property of their respective owners.
PART I

Item 1.	Business
Introduction
      We are a global, specialty pharmaceutical company with strong research and development capabilities. We discover, develop, manufacture and market a broad range of pharmaceutical products. We are strategically focused on three therapeutic areas: neurology, infectious diseases and dermatology. Our greatest resources and attention are targeted toward these therapeutic categories. We believe that our promoted products, which are brands that we promote and that each account for annual sales in excess of $5.0 million, will drive our growth in our ten major markets around the world.
      Our two primary value drivers are: a specialty pharmaceutical business with a global platform, and a research and development infrastructure with strong discovery, clinical development and regulatory capabilities. We believe that our global reach and fully integrated research and development capability make us unique among specialty pharmaceutical companies, and provide us with the ability to take compounds from discovery through the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche.
      Valeant Pharmaceuticals International, incorporated in Delaware in 1994, was formed in connection with the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., and Viratek, Inc.
      Our internet address is www.valeant.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
Specialty Pharmaceuticals
      We develop, manufacture and distribute a broad range of prescription and non-prescription pharmaceuticals. Although we focus most of our efforts on neurology, infectious disease and dermatology, our prescription pharmaceutical products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. Our products are sold globally, through four reportable pharmaceutical segments comprising: North America, Latin America, Europe and Asia, Africa & Australia. See Note 14 of notes to consolidated financial statements for financial information concerning each of our business segments for the last three years.
      Our current product portfolio comprises approximately 430 branded products, with approximately 2,350 stock keeping units. We market our products globally through a marketing and sales force consisting of approximately 1,500 persons. We focus our sales, marketing and promotion efforts on our promoted products within our product portfolio. We have identified these promoted products as offering the best potential return on investment. The majority of our promoted products are in neurology, infectious disease and dermatology. Promoted products in other therapeutic areas have characteristics and regional or local market positions that also offer superior growth and returns on marketing efforts.
      Our future growth is expected to be driven primarily by growth of our existing promoted products, the commercialization of new products and business development. Our promoted products accounted for 55%, of our product sales for the year ended December 31, 2005. Sales of our promoted products increased $122.3 million (44%) in the year ended December 31, 2005 compared to 2004. This increase includes $60.6 million from two new products which we added in 2005 as a result of our acquisition of Xcel Pharmaceuticals, Inc. (“Xcel”). Excluding these acquired products, sales of promoted products increased $61.7 million or 22% in the year ended December 31, 2005 over 2004.

      The following table summarizes sales of our promoted products with annual sales volumes over $5.0 million, including global brands, by therapeutic class and includes our ten largest products based on sales for the each of the last three years (dollar amounts in thousands):

					% Increase
	Year Ended December 31,				(Decrease)

Therapeutic Area/ Product	2005	2004	2003		05/04	04/03

Neurology
Diastat	$47,631	$—	$—		N/A	N/A
Mestinon(G)	43,531	41,631	41,879		5%	(1)%
Librax	18,159	16,868	11,774		8%	43%
Migranal	12,949	—	—		N/A	N/A
Dalmane/ Dalmadorm	12,285	12,146	10,636		1%	14%
Cesamet	10,009	4,957	3,258		102%	52%
Limbitrol	5,858	5,869	5,244		(0)%	12%
Tasmar(G)	5,829	3,551	3,875		64%	(8)%
Other Neurology	54,658	40,624	(a	)	35%	(a )

Total Neurology	210,909	125,646	(a	)	68%	(a )

Infectious Disease
Virazole(G)	15,352	13,822	18,716		11%	(26)%
Other Infectious Disease	21,465	44,607	(a	)	(52)%	(a )

Total Infectious Disease	36,817	58,429	(a	)	(37)%	(a )

Dermatology
Efudix(G)	60,179	45,453	26,821		32%	69%
Kinerase(G)	22,267	15,619	12,628		43%	24%
Oxsoralen-Ultra(G)	9,365	10,910	8,501		(14)%	28%
Dermatix(G)	9,189	7,034	2,493		31%	182%
Eldoquin	6,316	6,099	3,875		4%	57%
Other Dermatology	34,366	45,685	(a	)	(25)%	(a )

Total Dermatology	141,682	130,800	(a	)	8%	(a )

Other therapeutic Areas
Bedoyecta	46,884	30,654	26,955		53%	14%
Solcoseryl	18,983	14,397	16,186		32%	(11)%
Nyal	13,747	11,904	8,969		15%	33%
Bisocard	12,847	10,613	7,075		21%	50%
Calcitonin	9,645	10,420	13,638		(7)%	(24)%
Espaven	9,272	7,010	6,512		32%	8%
Aclotin	5,643	5,606	5,852		1%	(4)%
Espacil	5,979	5,028	4,938		19%	2%

Other products	218,627	195,586	374,028		12%	(a )

Total other areas	341,627	291,218	464,153		17%	(a )

Total product sales	$731,035	$606,093	$518,471		21%	17%

Total global product sales	$165,712	$138,020	$114,913		20%	20%

Total promoted product sales	$401,919	$279,591	$239,825		44%	17%

(a)	Product amounts were not tracked by therapeutic class in 2003 and are included in “Other products”.

(G)	Indicates our global brands.

Neurology
      Total sales of our neurology products accounted for 29% of our product sales for the year ended December 31, 2005. Promoted products in this therapeutic category are as follows:

Diastat	Diastat is a gel formulation of diazepam intended for rectal administration in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. Diastat is designed to be easily used to treat seizures and is the only product approved by the Food and Drug Administration (“FDA”) for treatment of such conditions outside of hospital situations. We acquired the rights to Diastat as part of the Xcel acquisition (see “Acquisitions”).

Mestinon	Mestinon is an orally active cholinesterase inhibitor used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body.

Librax	Librax combines in a single capsule formulation of the antianxiety action of Librium and the anticholinergic/spasmolytic effects of Quarzan. It is indicated as adjunctive therapy in the treatment of peptic ulcer and in the treatment of irritable bowel syndrome (irritable colon, spastic colon, mucous colitis) and acute enterocolitis.

Migranal	Migranal is a nasal spray indicated for the treatment of acute migraine headaches. We acquired the rights to Migranal as part of the Xcel acquisition (see “Acquisitions”).

Dalmadrom	Dalmane/ Dalmadrom is a sedative/anxiolytic indicated for the treatment of insomnia and anxiety.

Cesamet	Cesamet is a synthetic cannabinoid. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy.

Limbotrol	Limbotrol combines for oral administration, chlordiazepoxide, an agent for the relief of anxiety and tension, an amitriptyline, and an antidepressant.

Tasmar	Tasmar is used in the treatment of Parkinson’s disease as an adjunct to levodopa/carbidopa therapy. We acquired the rights to Tasmar from Roche Pharmaceuticals in 2004.

Infectious Disease
      Total sales of our infectious disease products accounted for 5% of our product sales for the year ended December 31, 2005. A number of our major product candidates currently in the development phase are aimed at treating infectious diseases such as hepatitis and we anticipate significant growth in this therapeutic category in future years. The promoted product in this therapeutic category currently being marketed is Virazole.

Virazole	Virazole is our brand name for ribavirin, a synthetic nucleoside with antiviral activity. It is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to respiratory syncytial virus. Virazole has also been approved for various other indications in countries outside the United States including herpes zoster, genital herpes, chickenpox, hemorrhagic fever with renal syndrome, measles and influenza.

Dermatology
      Total sales of our dermatology products accounted for 19% of our product sales for the year ended December 31, 2005. The promoted products included in this therapeutic category are as follows:

Efudix	Efudix/ Efudex is indicated for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a topical solution and cream, and provides effective therapy for multiple lesions.

Kinerase	Kinerase is a range of science-based, over-the-counter cosmetic products that helps skin look smoother, younger and healthier. Kinerase contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants. Kinerase helps to diminish the appearance of fine lines and wrinkles.

Oxsoralen	Oxsoralen-Ultra is indicated for the treatment of severe psoriasis and mycosis fungoides and is used along with ultraviolet light radiation.

Dermatix	Dermatix is used to flatten and soften scars, to reduce scar-associated discoloration in old or new scars and to prevent abnormal scar formation.

Eldoquin	Eldoquin is a cream used to lighten age spots or other dark areas of the skin. It is used for temporary bleaching of pigmented skin blemishes.

Other Therapeutic Classes
      Total sales of products in other therapeutic classes constituted 47% of our product sales from continuing operations for the year ended December 31, 2005 and encompass a broad range of ancillary products which are sold through our existing distribution channels. The promoted products in this category are as follows:

Bedoyecta	Bedoyecta is a vitamin B complex (B1, B6 and B12 vitamins) Bedoyecta acts as an energy improvement agent for fatigue related to age or chronic diseases, and as a nervous system maintenance agent to treat neurotic pain and neuropathy.

Solcoseryl	Solcoseryl is a line of products used for treating dry wounds, minor injuries, venous ulcers and chiblain.

Nyal	Nyal is a non-steroidal anti-inflammatory agent, analgesic and antipyeretic. Nyal products are used to treat coughs, colds and associated symptoms.

Bioscard	Bioscard is a Beta-blocker. It is indicated to treat hypertension and angina pectoris.

Calcitonin	Calcitonin is indicated to treat osteoporosis.

Espaven	Espaven (dimethicone) is a digestion improvement and anti-flatulent agent. It is most often used by pediatricians due to its high efficacy and safety in infant dyspepsia syndrome.

Aclotin	Aclotin is an anti-platelet. It is used to prevent thromboembolism in patients who are intolerant to acetylsalicylic acid or in whom acetylsalicylic acid therapy is ineffective.

Espacil	Espacil (butilhioscine bromide) is a powerful anti-spasmodic agent It is indicated for spasmodic pain including gastrointestinal, renal, vesicular, hepatic and premenstrual spasms.
Acquisitions
      We selectively license or acquire products, product candidates, technologies and businesses that complement our existing business and provide for effective life-cycle management of key products. We believe that our drug development expertise enables us to recognize licensing opportunities and to capitalize on research initially conducted and funded by others. Additionally, we believe that our sales and marketing organization provides us with the potential to effectively market acquired products to help recognize superior returns on our investment in such products.
      We made the following acquisitions in 2005:
      On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc., a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280.0 million in cash, plus expenses of approximately $5.0 million. Xcel’s portfolio consists of four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures for patients with epilepsy, being developed for commercialization in all major markets.
      In the third quarter of 2005 we acquired rights to Melleril in Brazil from Novartis for cash consideration of approximately $5.9 million. Melleril is indicated for the treatment of multiple symptoms of psychotic and non-psychotic mental disorders, the latter including anxiety, tension, agitation, depressed mood, sleep disturbances and intractable pain.
      Also in the third quarter of 2005 we acquired rights to Acurenal, an ACE inhibiter for hypertension, in Poland for approximately $2.0 million.
      On December 30, 2005, we acquired the U.S. and Canadian product rights to Infergen, indicated for the treatment of hepatitis C, from InterMune, Inc. We paid InterMune $120.0 million in cash at the closing. We have also agreed to pay InterMune up to an additional $22.4 million, $20.0 million of which is dependent on reaching certain milestones. Additionally, as part of the acquisition transaction, we assumed a contract for the transfer of the manufacturing process for Infergen from one third party supplier to another. Under the contract we are obligated to pay the new third party supplier up to $11.7 million upon the attainment of separate milestones tied to the manufacturing process transfer. Amgen originally developed Infergen and licensed the rights to InterMune. We acquired those rights from InterMune.
      See Note 2 of notes to consolidated financial statements for further discussion of these acquisitions.
Ribavirin Royalties
      Our royalties are derived from sales of ribavirin. Ribavirin is a nucleoside analog that we discovered from our library of nucleoside analog compounds. Ribavirin royalty revenues were $91.6 million, $76.4 million and $167.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, and accounted for 11% of our total revenues in 2005 and 2004 and 24% of revenue in 2003.
      Royalty revenues in 2004 and 2005 were substantially lower than those in 2003 and prior years. This decrease had been expected and relates to the introduction of generic versions of ribavirin in the United States. In 2005 ribavirin royalty revenues increased $15.2 million or 20% over the amount in 2004. This increase is attributable to an increase in sales of ribavirin in Japan.
      We expect ribavirin royalties to be relatively stable for several years since generics are unlikely to enter the major European countries and Japanese markets due to certain protections in those markets through 2009 and 2010, respectively. However, we would expect to see declines as a result of the introduction Viramidine (taribavirin) (see “Products Under Development”) when and if approved or from the introduction of other alternative therapies.

      Ribavirin royalties are paid by both Schering-Plough and Roche. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. In 2002, the FDA granted Schering-Plough marketing approval for Rebetol® capsules (Schering-Plough’s brand name for ribavirin) as a separately marketed product for use in combination with Peg-Intron (peg interferon alfa) for the treatment of chronic hepatitis C in patients with compensated liver disease who are at least 18 years of age.
      In March 2001, the European Commission of the European Union granted Schering-Plough centralized marketing authorization for Peg-Intron and Rebetol for the treatment of both relapsed and treatment-naïve adult patients with histologically proven hepatitis C. European Union approval resulted in unified labeling that was immediately valid in all 15 European Union member states.
      On January 6, 2003, we reached a settlement with Schering-Plough and Roche on pending patent and other disputes over Roche’s combination antiviral product containing Roche’s version of ribavirin, known as Copegus. Under the agreement, Roche may continue to register and commercialize Copegus globally. The financial terms of this settlement agreement include a license of ribavirin to Roche. The license authorizes Roche to make, or have made, and to sell Copegus. Roche pays royalty fees to us on its sales of Copegus for use in combination with interferon alfa or pegylated interferon alfa.
      Approval of a generic form of oral ribavirin by the FDA in the United States was announced in April 2004, which has resulted in a decrease in royalty revenues from the U.S. market. With respect to Schering-Plough, effective royalty rates increase in tiers based on increased sales levels in markets outside the European Union including the United States and Japan. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the United States is diminished. Schering-Plough announced its launch of a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of their generic ribavirin. Under our agreement with Roche, upon the entry of generics into the United States, Roche ceased paying royalties on sales in the United States.
      In December 2004, Schering-Plough received marketing approval from the Ministry of Health, Labor and Welfare of Japan for ribavirin in combination with Peg-Intron for the treatment of hepatitis C.
      Schering-Plough also markets ribavirin for treatment in combination with interferon in many other countries based on the United States and European Union regulatory approvals.
Research and Development
      We seek to discover, develop and commercialize innovative products for the treatment of medical needs which are significantly under-served, principally in the areas of infectious diseases, neurology and cancer. Our research and development activities are based upon accumulated expertise developed through over 30 years of research focused on the internal generation of novel molecules. These efforts led to the discovery and development of ribavirin, an antiviral drug that Schering-Plough and Roche market under separate licenses from us, and which is the source of our royalty income. We are also developing a pipeline of product candidates, including four clinical stage programs: Viramidine (taribavirin hydrochloride), pradefovir (formerly called remofovir), retigabine and Infergen which target large market opportunities. Additionally, we have identified a potential IND candidate for the treatment of HIV.
      Our research and development expenses for the years ended December 31, 2005, 2004 and 2003 were $113.8 million, $92.5 million, and $45.3 million, respectively. The increase in research and development expenses is principally due to the progression of clinical trials for taribavirin, pradefovir and retigibine.
      As of December 31, 2005, there were 226 employees involved in our research and development efforts.

Products Under Development
      Taribavirin: Viramidine (taribavirin) is a nucleoside (guanisine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We intend to develop taribavirin in oral form for the treatment of hepatitis C.

      Preclinical studies indicate that taribavirin, a liver-targeting analog of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In an animal model of acute hepatitis, taribavirin showed biologic activity similar to ribavirin. The liver-targeting properties of taribavirin were also confirmed in two animal models. Short-term toxicology studies show that taribavirin may be safer than ribavirin at the same dosage levels. This data suggests that taribavirin, as a liver-targeting analog of ribavirin, may potentially be as effective and have a lower incidence of anemia than ribavirin.
      On January 20, 2005, we announced an initial analysis of the sustained viral response (“SVR”) information for our taribavirin Phase 2 proof-of-concept study compared to ribavirin. The results validate the study design by continuing to show that taribavirin demonstrates statistical comparable efficacy to ribavirin in SVR and a significantly reduced incidence of anemia.
      The taribavirin Phase 2 study, conducted entirely in the United States, consisted of 180 treatment-naïve subjects with chronic hepatitis C. The study was an open-label, randomized, active control trial, with patients stratified by genotype only. The study consisted of four comparable treatment groups: taribavirin 400 mg BID (800 mg daily), taribavirin 600 mg BID (1200 mg daily), taribavirin 800 mg BID (1600 mg daily) and ribavirin 1000/1200 mg daily, all in combination with peginterferon alfa-2a. Treatment duration was based on genotype, with genotypes two and three receiving 24 weeks of treatment and genotype one receiving 48 weeks of treatment, with a post-treatment follow-up period of 24 weeks. The 24-week follow-up period is considered the medically therapeutic standard evaluation of efficacy.
      Analyses of the final taribavirin Phase 2 study data were presented at the European Association for the Study of the Liver Conference (“EASL”) in April 2005. The Phase 2 trial met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials, VISER1 and VISER2. The results validated the study design by continuing to show that taribavirin demonstrates statistical comparable efficacy to ribavirin in sustained viral response (“SVR”) and a significantly reduced incidence of anemia. The VISER1 Phase 3 trial was completed in December 2005, and we plan to report the VISER1 results sometime in the first half of 2006. The VISER2 trial is about six months behind VISER1. At the end of December 2005, all of the VISER2 patients had completed treatment and had entered follow-up. The last patient will complete follow-up in June 2006.
      Treatments in seven NDA-enabling Phase 1 studies for taribavirin were completed in 2005, including a hepatic impairment study, a renal impairment study, and a drug-drug interaction study. Post-study activities, including sample and database analyses and report writing, will continue into 2006.
      The first part of a clinical development program to support marketing approval in Japan has been developed, and a pharmacokinetics bridging study is planned to start in March 2006.
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
      For pradefovir, we have completed two single-dose Phase 1 clinical trials in healthy volunteers and two multiple-dose studies in hepatitis B patients. On July 19, 2005, we announced an analysis of the 24-week interim data from the Phase 2 trial. The results demonstrated that pradefovir caused a statistically significant decline in HBV DNA, showed no evidence of nephrotoxicity, and no serious adverse events related to treatment. The last patient visit in the Phase 2 trial was completed in January 2006. Post-study activities are proceeding, and we expect to know the final results in March 2006. We submitted an abstract to EASL for presentation at the April 2006 meeting, which will summarize our Phase 2 data. Approximately 200 patients have rolled over into a Phase 2 Extension trial.
      In 2005, four Phase 1 studies, including an absorption/metabolism/excretion study and three drug-drug interaction studies, were initiated to support a future Phase 3 program with pradefovir. We expect Phase 3 trials to be initiated later in 2006.
      Retigabine: We acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the acquisition of Xcel Pharmaceuticals, Inc. on March 1, 2005. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. Retigabine, successfully completed an End-of-Phase 2 meeting with the FDA in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p>0.001).
      Following a Special Protocol Assessment by the FDA (SPA) two Phase 3 trials were initiated in 2005. One Phase 3 trial (RESTORE1) will be conducted at approximately 45 sites mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) will be performed at 55 sites in the rest of the world, mainly in Europe. On September 2, 2005, the first patient in the RESTORE1 trial was enrolled. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring a year to a year-and-a-half to enroll.
      A Phase 1 cardiology (QTc) trial in healthy volunteers, a hepatic impairment study and a renal impairment study are being planned to start in mid-2006.
      Assuming successful completion of the Phase 3 trials, availability of the trials’ results in the second half of 2007, and approval by the FDA, we expect to launch retigabine in late 2008 or early 2009.
      Zelapar: We acquired the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. Zelapar is a late-stage candidate under review by the FDA as an oral tablet using the patented Zydis® fast-dissolving technology and is being developed as an adjunct treatment in the management of patients with Parkinson’s disease being treated with levodopa/carbidopa. Prior to the acquisition, Amarin had received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies. In late 2004, following our completion of two safety studies, we submitted a response to the approvable letter. We received a response to this submission from the FDA that required us to provide the FDA with additional information. A revised submission for Zelapar was sent to the FDA in March 2005. On September 30, 2005, an additional approvable letter was received from the FDA with a request for additional data. We filed the requested information with the FDA in the fourth quarter of 2005, and its filing was accepted as complete. We received a new PDUFA date in mid-2006. Additionally, we are conducting preclinical and clinical studies that were originally part of Amarin’s agreed-upon Phase 4 commitment with the FDA, which include a renal impairment study that started in November 2005 and a hepatic impairment study that started in January 2006. Both of the Phase 4 studies will continue into 2006. Assuming successful completion of the Phase 4 studies and approval by the FDA, we expect to launch Zelapar in 2006.
      Infergen: On December 30, 2005, we completed the acquisition of the United States and Canadian rights to the hepatitis C drug Infergen® (interferon alfacon-1) from InterMune. Infergen, or consensus interferon, is a bio-optimized, selective and highly potent type 1 interferon alpha originally developed by Amgen and launched in the United States in 1997. It is currently indicated as monotherapy for the treatment of adult patients suffering from chronic hepatitis C viral infections with compensated liver disease who have not responded to other treatments (primarily the combination of PEG-interferon and ribavirin) or have relapsed after such treatment. Infergen is the only interferon with data in the label regarding use in patients following relapse or non-response to certain previous treatments.

      In connection with this transaction, we acquired patent rights and rights to a clinical trial underway to expand the applications of Infergen. In the DIRECT trial (001) that started in the second quarter of 2004, 514 patients were enrolled and treatment will be completed in the first quarter of 2006. The DIRECT trial is designed to demonstrate the effectiveness of daily Infergen injections in combination with ribavirin in refractory patients. At the end of January 2006, approximately 176 patients were still active in the DIRECT trial, and approximately 142 had rolled over into an Extension trial (002). Post-treatment follow-up for DIRECT and Extension trials are expected to be completed (i.e., last patient visit) in the first and third quarters, respectively, of 2007. We expect to report and publish the results from these studies sometime in late 2007. We plan to use the results from the study for expansion of the product’s label.
      VRX-840773: In January 2006, we submitted an IND for VRX-840773, an internally developed compound which we plan to develop in clinical trials for the treatment of HIV. The benefits of this compound have been demonstrated in-vitro, and, if similar benefits can be proven in the clinic,VRX-840773 could become a valuable new HIV therapy. All preclinical studies to support the first human study have been completed. We expect to initiate clinical trials in 2006.
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
      A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to ten years from the date the first approval of a drug by the European Agency for the Evaluation of Medicinal Products (“EMEA”). Under both the United States and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy.

Exclusivity Rights with Respect to Ribavirin
      Generic ribavirin was launched in the United States in the first half of 2004.
      Various parties are opposing our ribavirin patents in actions before the European Patent Office (“EPO”), and we are responding to these oppositions. One patent has been revoked by the Opposition Division of the EPO, and we have filed an appeal within the EPO. The revoked patent benefited from patent extensions in the major European countries that provide market protection until 2010.
      Should the opponents prevail against both of our ribavirin patents, the ribavirin component of the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Although data exclusivity applies to these products until 2010, if no ribavirin patents remain in force in Europe, we will no longer receive royalties from Roche in Europe.
      We have limited patent rights in Japan, which were extended to 2010.

Exclusivity Rights with Respect to Taribavirin, Pradefovir and Retigabine
      We expect to obtain five years of data exclusivity in the United States and ten years in Europe, for taribavirin and pradefovir upon regulatory approval.
      We have a composition of matter patent on taribavirin that expires in 2020. However, the structure of taribavirin was disclosed many years ago. We own a United States patent on taribavirin that covers a mechanism of action of taribavirin’s treatment of viral infection; this patent expires in 2018. There is a patent application pending in the United States that specifically claims the use of taribavirin to treat hepatitis C infection, which, upon issuance, would expire in 2020. We are pursuing the foreign patent rights that are counterparts of our United States patents to the extent permitted in foreign jurisdictions.
      We have, and rely on, exclusive rights in a United States patent that claims pradefovir and related compounds that expires in 2019.
      We own a United States composition of matter patent that claims retigabine independently of its specific form. This patent expires in 2013. We also own two United States patents that claim specific crystalline forms of retigabine, and these two patents expire in 2018 and 2019, respectively. In addition, we own a number of United States patents and pending applications that claim the use of retigabine to treat various indications. These patents have expiration dates ranging from 2016 to 2019.
      We have various issued patents or pending applications in foreign countries. These patents or patent applications, if issued, have expiration dates ranging from 2012 to 2023. We also expect to obtain five years of data exclusivity in the United States and ten years in Europe for retigabine upon regulatory approval.
Government Regulations
      We are subject to licensing and other regulatory control by the FDA, other federal and state agencies, the EMEA and other comparable foreign governmental agencies.
      FDA approval must be obtained in the United States, EMEA approval must be obtained for countries that are part of the European Union and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans.
      Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an IND with the FDA. In addition, there are three phases of human testing: Phase 1 consists of safety tests for human clinical experiments, generally in normal, healthy people; Phase 2 programs expand safety tests and are conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase 3 programs are greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of a New Drug Application or NDA to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA can take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. A similar process exists in the European Union and in other countries. See Item 1A — Risk Factors for risks associated with government regulation of our business.
      Manufacturers of drug products are required to comply with manufacturing regulations, including current good manufacturing regulations enforced by the FDA and similar regulations enforced by regulatory agencies outside out the United States. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.
Environmental Regulation
      We are subject to national, state, and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our research, development and manufacturing activities involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for resulting damages.
Marketing and Customers
      We focus on ten major geographic markets, namely the United States, the United Kingdom, France, Canada, China, Italy, Poland, Germany, Spain and Mexico. During the year ended December 31, 2005, we derived approximately 74% of our specialty pharmaceutical sales from these ten markets. In the United States, Europe and Latin America, principally in Mexico, we currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force. These products are typically distributed to drug stores and hospitals through wholesalers. In Canada, we have our own sales force and promote and sell directly to physicians, hospitals, wholesalers and large drug store chains. In many smaller markets we market our products through distributors or contracted sales forces.
      As part of our marketing program for pharmaceuticals, we use direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions, sponsor medical education symposia and sell through distributors in countries where we do not have our own sales staff.
Competition
      Our competitors include specialty and large pharmaceutical companies, biotechnology companies, academic and other research and development institutions, and generic manufacturers, both in the United States and abroad. In addition, our cosmeceutical Kinerase products also face competition from manufacturers of non-prescription cosmetic products. Our competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting in neurology, infectious diseases and dermatology.
      For instance, with respect to infectious diseases, some competitors are engaged in research on the development of a vaccine to prevent hepatitis C and others are developing therapies that do not incorporate the use of ribavirin to treat hepatitis C.
      Products being developed by our competitors to treat hepatitis C include, but are not limited to:

•	Inferferons or immunomodulators being developed by Human Genome Sciences, Inc., Intarcia Therapeutics, Inc., Anadys, and SciClone Pharmaceuticals, Inc.;

•	IMPDH inhibitors being developed by Roche and Vertex Pharmaceuticals Incorporated; and

•	Protease or polymerase inhibitors being developed by InterMune, Vertex Pharmaceuticals Incorporated, Schering-Plough, Novartis A.G., Wyeth/ Viropharma Inc. and Idenix Pharmaceuticals, Inc.
      The success of any of our competitors’ vaccines or therapies could hurt sales of ribavirin and Infergen and our expected revenues for taribavirin, if approved.
      We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold. Factors that may affect the competitiveness of our products in each geographic market include, but are not limited to, the effectiveness, pricing, availability and promotional efforts with respect to our products as compared to those of our competitors as well as whether we have exclusivity protections for our molecules.
      We also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged.

Manufacturing
      As a part of our plan to improve operational performance, we adopted a global manufacturing strategy to reduce the number of manufacturing sites in our global manufacturing and supply chain network from 15 sites in 2003 to five sites by the end of 2006. As of December 31, 2005, we had disposed of eight sites targeted as non-strategic, we have an agreement in principle to sell one targeted site and we continue to market another site. In 2005 we also sold our site in China. We now expect to have only four manufacturing sites by the end of 2006. For information about manufacturing restructuring, see Note 4 of notes to consolidated financial statements. All of our manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.
      We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Generally, acquired products continue to be produced for a specific period of time by the selling company. During that time, we integrate the products into our own manufacturing facilities or initiate toll manufacturing agreements with third parties.
      In 2006 we estimate that approximately 46% of our products, which we estimate will account for approximately 56% of our product sales, will be produced by third party manufacturers under toll manufacturing arrangements.
      The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources. We have not experienced any significant shortages in supplies of such raw materials.
Employees
      As of December 31, 2005, we had 3,767 employees. These employees include 1,580 in production, 1,493 in sales and marketing, 226 in research and development, and 468 in general and administrative positions. The majority of our employees in Mexico, Poland, Spain, Holland and Hungary are covered by collective bargaining or similar agreements. Substantially all the employees in Europe are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. We currently consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Product Liability Insurance
      In March 2005, we purchased additional products liability insurance to cover damages resulting from the use of our products where such coverage was not already in place. Historically, we obtained product liability insurance coverage only for certain products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.
Foreign Operations
      Approximately 76% and 81% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2005 and 2004, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation,. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

Item 1A:	Risk Factors
      You should consider carefully the following risk factors, together with all of the other information included or incorporated in this annual report on Form 10-K. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

If we cannot successfully develop or obtain future products and commercialize those products, our growth would be delayed.
      Our future growth will depend, in large part, upon our ability to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active research and development program involving compounds owned by us or licensed from others which we may commercially develop in the future. We are in clinical trials for Viramidine (taribavirin), pradefovir, retigabine and Infergen. In addition, we have acquired and have submitted data to the FDA for their approval of Zelapar and Cesamet. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. It may be necessary for us to enter into other licensing arrangements, similar to our arrangements with Schering-Plough and Roche, with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.
      There can be no assurance that the clinical trials of any of our product candidates, including taribavirin, retigabine, and pradefovir will be successful, that we will be granted approval to market any of our product candidates for any of the indications we are seeking or that any of our product candidates will result in a commercially successful product.

The introduction of generic products has significantly impacted ribavirin royalties and may negatively impact future financial results.
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
      Our research and development activities have historically been funded, in part, by the royalties received from Schering-Plough and Roche. Competition from generic pharmaceutical companies in the U.S. market has had a material negative impact on our royalty revenue beginning in 2004 by significantly reducing royalties payable to us by Schering-Plough and eliminating royalties payable to us by Roche in the U.S. market. As a result, if we cannot obtain adequate funding from other parts of our business or from external sources, we may not be able to invest in our research and development activities at historically comparable levels.
      Although our financial planning has included an expectation of the erosion of royalty revenue due to generic competition for ribavirin in the United States, a greater-than-expected erosion of royalties from the United States, or a significant decrease in royalties from expected levels for markets other than the United States, could negatively impact our financial results and our ability to invest in research and development activities.
      Various parties are opposing our ribavirin patents in actions before the European Patent Office, and we are responding to these oppositions. If we should lose patent protection in Europe, Roche will no longer be required to pay us royalties for European sales. While data exclusivity for the combination therapies marketed by Schering-Plough and Roche is scheduled to continue in the major markets of the European Union until 2009 for Schering-Plough and 2012 for Roche, regulatory approvals and schemes may change and/or studies regarding ribavirin in combination with interferon may be replicated, allowing earlier introduction of generics into such markets should the patent opposition be successful.

Third parties may be able to sell generic forms of our products or block our sales of our products if our intellectual property rights or data exclusivity rights do not sufficiently protect us; patent rights of third parties may also be asserted against us.
      Our success depends in part on our ability to obtain and maintain meaningful exclusivity protection for our products and product candidates in key markets throughout the world via patent protection and/or data exclusivity protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We will be able to protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, effectively maintained as trade secrets or protected by data exclusivity. However, our currently pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties from producing generic substitutes for our products. Lastly, data exclusivity schemes vary from country to country and may be limited or eliminated as governments seek to reduce pharmaceutical costs by increasing the speed and ease of approval of generic products.
      In order to protect or enforce patent and/or data exclusivity rights, we may initiate patent litigation against third parties, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property and data exclusivity actions are costly and divert technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceeding, resulting in a finding of non-infringement or invalidity of our patents, or a lack of protection via data exclusivity, may allow the entry of generic substitutes for our products.
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

If taribavirin does not become an approved and commercially successful product, our ability to generate future growth in revenue and earnings will be adversely affected.
      We focus our research and development activities on areas in which we have particular strengths, such as the antiviral area. The outcome of any development program is highly uncertain. Although taribavirin appears promising and has advanced to Phase 3 clinical trials, it may yet fail to yield a commercial product, or a product may be approved by the FDA yet not be a commercial success. Success in preclinical and early stage clinical trials may not necessarily translate into success in large-scale clinical trials.

      In addition, we will need to obtain and maintain regulatory approval in order to market taribavirin. Even if taribavirin appears promising in large-scale Phase 3 clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market the product, thereby reducing the size of the market that we would be able to address or our product may not be chosen by physicians for use by their patients. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may not be able to generate significant revenue, if any, from taribavirin.

We are subject to uncertainty related to health care reform measures and reimbursement policies.
      The levels at which government authorities, private health insurers, HMOs and other organizations reimburse the cost of drugs and treatments related to those drugs will impact the successful commercialization of our drug candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. If reimbursement is not available or is available only on a limited basis, we may not be able to obtain a satisfactory financial return on the manufacture and commercialization of existing and future drugs. Third-party payors may not establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development or our continued manufacture and sale of existing drug products.

If competitors develop vaccines or more effective or less costly drugs for our target indications, our business could be seriously harmed.
      The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our existing products and many of the drugs that we are attempting to develop or discover compete with or will be competing with new and existing therapies. Many companies in the United States and abroad are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. If, for example, other therapies that do not incorporate the use of our products prove to be more clinically or cost effective treatments, then our revenues could be adversely affected. For example, there are institutions engaged in research on the development of a vaccine to prevent hepatitis C. The availability of such a vaccine could have an adverse effect on our existing revenues from sales of products treating hepatitis C and could materially and adversely affect our expected revenue from products under development.
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
      Furthermore, changes in existing regulations or adoption of new regulations could prevent or delay us from obtaining future regulatory approvals or jeopardize existing approvals, which could significantly increase our costs associated with obtaining approvals and negatively impact our market position.

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

If we or our third-party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the manufacture of our products could be interrupted.
      We manufacture and have contracted with third parties to manufacture some of our drug products, including products under the rights acquired from other pharmaceutical companies. Manufacturers are required to adhere to current good manufacturing (“cGMP”) regulations enforced by the FDA or similar regulations required by regulatory agencies in other countries. Compliance with the FDA’s cGMP requirements applies to both drug products seeking regulatory approval and to approved drug products. Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with cGMP standards before approval for marketing. We and contract manufacturers of our approved products are subject to ongoing regulation by the FDA, including compliance with cGMP requirements, and to similar regulatory requirements enforced by regulatory agencies in other countries.
      Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and obtain approval for our products on a timely and competitive basis, if at all. Our failure or that of our contract manufacturers to comply with cGMP regulations or similar regulations outside of the United States can result in enforcement action by the FDA or its foreign counterparts, including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution. In addition, delays or difficulties with our contract manufacturers in producing, packaging, or distributing our products could adversely affect the sales of our current products or introduction of other products.
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
      In addition to regulatory compliance risks, our contract manufacturers in the United States and in other countries are subject to a wide range of business risks, such as seizure of assets by governmental authorities, natural disasters, and domestic and international economic conditions. Were any of our contract manufactur-

ers not able to manufacture our products because of regulatory, business or any other reasons, the manufacture of our products would be interrupted. This could have a negative impact on our sales, financial condition and competitive position.

Many of our key processes, opportunities and expenses are a function of existing national and/or local government regulation. Significant changes in regulations could have a material adverse impact on our business.
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
      Appropriate tax planning requires that we consider the current and prevailing national and local tax laws and regulations, as well as international tax treaties and arrangements that we enter into with various government authorities. Changes in national/local tax regulations, or changes in political situations may limit or eliminate the effects of our tax planning and could result in unanticipated tax expenses.

We are subject to price control restrictions on our pharmaceutical products in the majority of countries in which we operate.
      Jurisdictions outside of the United States may enact price control restrictions or increase the price control restrictions that currently exist. A significant portion of the sales of our products are in Europe, a market in which price increases are controlled, and in some instances, reductions are imposed. Our future sales and gross profit could be materially adversely affected if we are unable to obtain appropriate price increases, or if our products are subject to price reductions.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.
      We conduct a significant portion of our business outside the United States. Including ribavirin royalties, approximately 76% and 81% of our revenue was generated outside the United States during the year ended December 31, 2005 and 2004, respectively. We sell our pharmaceutical products in more than 100 countries around the world and employ approximately 2,500 individuals in countries other than the United States. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

Our debt agreements permit us to incur additional debt; however, we may not be able to secure sufficient or acceptable financing to fund our operations.
      We have funded our operations, including our research and development activities, with existing cash reserves, cash flows from operations and cash from sales of unsecured debt and equity securities. Our existing debt agreements permit us to borrow at least $150.0 million on a secured basis from banks.
      While we believe that we can obtain at least $150.0 million in secured financings to finance our operations, we can give no assurances that such financings will be obtained or available on terms acceptable to us. Further, if we obtain such financing, we cannot be sure that the amount will be sufficient to meet all our cash requirements, including the marketing of new products and paying quarterly dividends. Incurring additional debt may also subject us to covenants, in addition to those in our existing debt agreements, that may restrict how we operate our business.

Cash earned by our foreign subsidiaries is held at those subsidiaries and transferring that cash to the United States could have a negative impact on our earnings.
      A substantial portion of our cash balances and reserves result from the operations of, and are held by, our subsidiaries outside of the United States. The income in these countries has been taxed in the various countries where it was earned, but it has not been subject to tax in the United States. Income tax expense has been calculated on the basis that foreign earnings will be indefinitely invested in non-U.S. assets and not be subject to U.S. tax. Recent legislation in the United States (The American Jobs Creation Act of 2004) created a special one-time tax deduction of 85% of certain foreign earnings that were repatriated to the United States during 2005. We repatriated a substantial portion of our foreign earnings ion 2005 to take advantage of this legislation with minimal additional U.S. tax resulting.
      If we find it necessary to utilize the cash reserves of our foreign subsidiaries to finance our research and development and other activities in the United States, our income generated in foreign countries will become subject to taxation in the United States. Given the net operating loss carryforwards that we have available to offset income in the United States, it is unlikely in the near term that we would incur significant cash obligations to pay tax on repatriated foreign earnings. However, repatriating our cash resources from foreign jurisdictions would likely increase income tax expense in our financial statements which would significantly reduce our earnings. It would also use our net operating loss carryforwards, which would increase future cash obligations to pay taxes on U.S. income.

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

Existing and future audits by, or other disputes with, taxing authorities may not be resolved in our favor.
      Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved in our favor and could have an adverse effect on our reported effective tax rate and after-tax cash flows.
      The Internal Revenue Service has completed an examination of our tax returns for the years 1997 through 2001 and has proposed adjustments to our tax liabilities for those years plus associated interest and penalties. While we have written a formal protest in response to the proposed adjustments, we have also recorded an additional tax provision of $27,368,000 should we not prevail in our position. The provision consists of $62,317,000 as the estimated additional taxes, interest and penalties associated with the period 1997 to 2001. This amount is offset by $34,949,000 in deferred tax benefits that would be realized if the tax assessment is upheld. While we have substantial net operating loss and other carryforwards available to offset our U.S. tax liabilities, the additional tax provision we recorded results from annual utilization limitations on those carryforwards that would result if the Internal Revenue Service adjustments are upheld.
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
      In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that they designate prior to our entering into Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. In addition, the agreement provides for certain other disclosures about our research and development activities. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreements we ultimately enter into for these rights may be impacted by our agreement with Schering-Plough. A commercialization partner other than Schering-Plough may be preferable in a given disease area or geographic region or due to that potential partner’s strength or for other reasons.

Difficulties in completing, financing and integrating acquisitions could have a material adverse impact on our future growth.
      We intend to pursue a strategy of targeted expansion through the acquisition of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations.

There can be no assurance that we will successfully complete or finance any future acquisition or investment or that any acquisitions that we do complete will be completed at prices or on terms that prove to be advantageous to us. Failure in integrating the operations of companies that we have acquired or may acquire in the future may have a material adverse impact on our operating results, financial condition and future growth.

Due to the large portion of our business conducted outside the United States, we have significant foreign currency risk.
      We sell products in many countries that are susceptible to significant foreign currency risk. In some of these markets we sell products for U.S. Dollars. While this eliminates our direct currency risk in such markets, it increases our risk that we could lose market share to competitors because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase our products in U.S. Dollars.

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
      Our stockholder rights plan and provisions of our certificate of incorporation, bylaws and the Delaware General Corporation Law provide our board of directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
      We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the company.

We are subject to a consent order with the Securities and Exchange Commission
      We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins the us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements we made prior to November 28, 2005 may limit our ability to defend against future allegations.

We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business.
      Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our major facilities are in the following locations:

		Owned or	Square
Location	Purpose	Leased	Footage

North America
Costa Mesa, California	Corporate headquarters and administrative offices	Owned	178,000
Humacao, Puerto Rico	Offices and manufacturing facility	Owned	415,000
Latin America
Mexico City, Mexico	Offices and manufacturing facility	Owned	324,308
Europe
Birsfelden, Switzerland	Offices and manufacturing facility	Owned	1,158,884
Rzeszow, Poland	Offices and manufacturing facility	Owned	446,661
Warsaw, Poland**	Offices and manufacturing facility	Owned	108,790

**	We intend to dispose of this site as part of our manufacturing strategy.
      In our opinion, facilities occupied by us are more than adequate for present requirements, and our current equipment is considered to be in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings
      See Note 13 and Note 16 of notes to consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is traded on the New York Stock Exchange (Symbol: VRX). As of March 8, 2006, there were 5,291 holders of record of our common stock.
      The following table sets forth, for the periods indicated the high and low sales prices of our common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2005		2004

Fiscal Quarters	High	Low	High	Low

First	$26.70	$22.25	$26.66	$20.95
Second	$22.83	$17.59	$26.81	$16.25
Third	$21.11	$17.10	$24.49	$16.75
Fourth	$20.50	$16.25	$27.37	$22.40
Dividend Policy
      We paid cash dividends of $0.0775 per share for each of the quarters during the years ended December 31, 2005 and 2004.
      Our Board of Directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions and other factors. We are restricted on the amount of dividends we can declare by covenants in the 7.0% senior notes due 2011.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
      In the past three years, we issued the following equity securities that were not registered under the Securities Act of 1933:

•	In November 2003, we issued $240.0 million aggregate principal amount of 3.0% convertible subordinated notes due 2010 and $240.0 million aggregate principal amount of 4.0% convertible subordinated notes due 2013 for an aggregate offering price of $480.0 million. The notes were issued as two series of notes under a single indenture among us, Ribapharm and the trustee. The convertible notes were sold to the underwriters, Banc of America Securities LLC, Goldman Sachs & Co., BNP Paribas and Wells Fargo Securities, LLC. The Company received net cash consideration of $423.9 million, which was net of underwriters’ commissions of $13.2 million and a convertible note hedge and written call option of $42.9 million. The notes of both series are convertible into 15,184,128 shares of our common stock based on a conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy our conversion obligations by delivery, at our option, of either shares of our common stock, cash or a combination thereof.

•	In connection with the offering of the 3.0% and 4.0% convertible subordinated notes, we entered into convertible note hedge transactions with respect to our common stock. The transaction consisted of us purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 and selling a written call option on 12,653,440 shares of our common stock at $39.52. The net cost of the transaction was $42.9 million. The convertible note hedge is expected to reduce the potential dilution from conversion of the notes.

•	In January 2003, we issued 41,305 unregistered shares of our common stock valued at $0.5 million for consulting services rendered by non-employees.
      In each of the above issuances, the securities were issued pursuant to the private placement exemptions under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder, based on the securities being issued to a limited number of purchasers subject to restrictions on resale.

Item 6.	Selected Financial Data
      The following table sets forth certain consolidated financial data for each of the five years in the period ended December 31, 2005. The selected historical financial data were derived from the audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Revenues:
Product sales	$731,035	$606,093	$518,471	$466,809	$483,834
Royalties	91,646	76,427	167,482	270,265	136,989

Total revenues	822,681	682,520	685,953	737,074	620,823

Costs and expenses:
Cost of goods sold(excluding amortization)	223,226	200,313	184,669	157,013	149,554
Selling expenses	232,176	196,567	166,707	164,103	137,938
General and administrative expenses(1)	107,744	98,566	111,532	366,530	81,065
Research and development costs	113,755	92,496	45,286	49,531	28,706
Amortization expense	68,832	59,303	38,577	30,661	28,733
Restructuring charges(2)	1,253	19,344	—	—	—
Acquired in-process research and development(3)	173,599	11,770	117,609	—	—

Total expenses	920,585	678,359	664,380	767,838	425,996

Income (loss) from operations	(97,904)	4,161	21,573	(30,764)	194,827
Other income (loss), net including translation and exchange	(6,358)	141	4,727	8,707	3,084
Gain on sale of subsidiary stock(4)	—	—	—	261,937	—
Loss on early extinguishment of debt(5)	—	(19,892)	(12,803)	(25,730)	(32,916)
Interest income	13,169	12,432	8,888	5,644	9,473
Interest expense	(40,326)	(49,265)	(36,145)	(42,856)	(55,665)

Income (loss) from continuing operations before income taxes, and minority interest	(131,419)	(52,423)	(13,760)	176,938	118,803
Provision for income taxes(6)	54,187	83,597	39,463	74,963	42,078
Minority interest	287	233	11,763	17,730	174

Income (loss) from continuing operations	(185,893)	(136,253)	(64,986)	84,245	76,551
Income (loss) from discontinued operations, net of taxes(7)	(2,366)	(33,544)	9,346	(197,288)	(12,417)
Cumulative effect of change in accounting principle(8)	—	—	—	(21,791)	—

Net income (loss)	$(188,259)	$(169,797)	$(55,640)	$(134,834)	$64,134

Per share information:
Income (loss) from continuing operations — basic	$(2.03)	$(1.62)	$(0.78)	$1.01	$0.94
Discontinued operations	(0.02)	(0.40)	0.11	(2.37)	(0.15)
Cumulative effect of change in accounting principle	—	—	—	(0.26)	—

Net income (loss) per share — basic	$(2.05)	$(2.02)	$(0.67)	$(1.62)	$0.79

Balance Sheet Data:
Cash and cash equivalents(9)	$224,856	$222,590	$410,019	$202,647	$317,011
Working capital	360,812	578,462	995,988	397,070	509,601
Net assets (liabilities) of discontinued operations(7)	(22,991)	(8,162)	8,263	153,762	267,482
Total assets(7)(8)	1,530,877	1,521,875	1,925,067	1,488,549	1,754,365
Total debt(5)	788,934	794,068	1,121,145	485,471	739,377
Stockholders’ equity(1)(2)(3)(4)(5)(6)(7)(8)	439,251	476,223	605,361	703,690	810,717
See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)	We recorded $239,965,000 and $4,034,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the years ended December 31, 2002 and 2001, respectively. The non-recurring and other unusual charges include compensation costs related to the change in control, severance costs, expenses incurred in connection with Ribapharm’s initial public offering in 2002, write-off of certain assets, environmental clean-up costs and costs incurred in our proxy contests in 2002 and 2001.

(2)	In 2004 we incurred an expense of $19,344,000 related to our manufacturing and rationalization plan. Our manufacturing sites were tested for impairment resulting in an impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded impairment charges of $18,000,000 and severance charges of $1,344,000 in the year ended December 31, 2004. In 2005 we made the decision to dispose of another manufacturing plant in China which resulted in an impairment charge of $2,322,000. In 2005 we also recorded net gains of approximately $1,816,000 resulting from the sale of the manufacturing plants in the United States, Argentina and Mexico.

(3)	In connection with our acquisitions, portions of the purchase price are allocated to acquired in-process research and development on projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. Such costs are charged to research and development expense as of the date of the acquisition. In March 2005 we acquired Xcel for approximately $280,000,000 of which $126,399,000 was allocated to in-process research and development costs and charged to expense. Additionally, in December 2005 we acquired certain product rights from InterMune for cash consideration of $120,000,000 of which $47,200,000 was allocated to in-process research and development costs. In February 2004, we acquired from Amarin Corporation plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc., and all of that subsidiary’s U.S. product rights. The total consideration paid for Amarin was $40,000,000. In August 2003, we repurchased the 20% publicly held minority interest in Ribapharm, Inc. for an aggregate total purchase price of $207,658,000. In connection with these acquisitions, we expensed $11,770,000 and $117,609,000 of in-process research and development in the years ended December 31, 2004 and 2003, respectively.

(4)	In April 2002, we completed an underwritten public offering of 29,900,000 shares of common stock of Ribapharm, representing 19.93% of the total outstanding common stock of Ribapharm. In connection with Ribapharm’s public offering, we recorded a gain on the sale of Ribapharm’s stock of $261,937,000 net of offering costs.

(5)	In May and July 2004, we repurchased $326,000,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $19,892,000 for the year ended December 31, 2004.

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

(6)	The tax provision in 2005 includes a net charge of $27,368,000 associated with an Internal Revenue Service examination of the Company’s U.S. tax returns for the years 1997 to 2001. In 2005 and 2004, we recorded valuation allowances of against our deferred tax asset to recognize the uncertainty of realizing the benefits of our accumulated U.S. net operating losses and research credits. As of December 31 2005 the tax valuation allowances totaled $151,393,000. In addition to these factors, the tax provisions in 2003 and 2005 do not reflect tax benefits for certain of the amounts of acquired in-process research and development charged to expense.

(7)	During 2002, we made the decision to divest our Russian pharmaceuticals segment, biomedical segment, raw materials business and manufacturing capability in Central Europe, photonics business and Circe unit. This decision required us to evaluate the carrying value of the divested businesses in accordance with the Statement of Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of the analysis, we recorded impairment charges of $160,010,000 (net of an income tax benefit of $48,193,000) in the year ended December 31, 2002. The results of operations and the financial position of the divested businesses have been reflected as discontinued operations.

(8)	During 2002, we completed the transitional impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we recorded an impairment loss of $25,332,000 offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

(9)	We have revised the classification of our auction rate securities, previously classified as cash equivalents, as short-term investments on our consolidated balance sheet as of December 31, 2003 and 2002. This resulted in a revision from cash and cash equivalents to short-term investments of $463,962,000 and $42,537,000 as of December 31, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a global specialty pharmaceutical company that discovers, develops, manufactures and markets a broad range of pharmaceutical products. We focus our greatest resources and attention principally in the therapeutic areas of neurology, infectious disease and dermatology. Our marketing and promotion efforts focus on our promoted products, which are seven marketed global brands and a portfolio of selected promoted regional and local products with annual sales in excess of $5.0 million. Our products are currently sold in more than 100 markets around the world, with our primary focus on ten key geographic regions: the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, Spain and China.
      Our two primary value drivers are: a specialty pharmaceutical business with a global platform, and a research and development infrastructure with strong discovery, clinical development and regulatory capabilities. We believe that our global reach and fully integrated research and development capability make us unique among specialty pharmaceutical companies, and provide us with the ability to take compounds from discovery through the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties currently represent a much smaller contribution to our revenues than they have in the past.
Specialty Pharmaceuticals
      Product sales from our specialty pharmaceuticals segment accounted for 89% of our total revenues from continuing operations for the years ended December 31, 2005 and 2004, respectively, and increased $124.9 million (21%) in the year ended December 31, 2005 compared to 2004. The increase in specialty pharmaceutical product sales was due to an increase in volume of approximately 10%, an approximate 7% increase due to changes in selling prices and an approximate 3% favorable impact from foreign exchange rate fluctuations. Sales of new products that we acquired in the Xcel acquisition in March 2005 contributed $73.4 million to the increase. Excluding the products acquired from Xcel, specialty pharmaceutical sales grew 9% in 2005.
      Our current product portfolio comprises approximately 430 branded products, with approximately 2,350 stock keeping units. We market our products globally through a marketing and sales force consisting of approximately 1,500 employees. We focus our sales, marketing and promotion efforts on the promoted products within our product portfolio. We have identified these promoted products as offering the best potential return on investment. The majority of our promoted products are in our three targeted therapeutic areas. Promoted products in other therapeutic areas have characteristics and regional or local market positions that also offer superior growth and returns on marketing investments.
      Our future growth is expected to be driven primarily by the commercialization of new products, growth of our existing products, and business development. Our promoted products accounted for 55% and 46% of our specialty pharmaceutical product sales for the years ended December 31, 2005 and 2004, respectively. Sales of our promoted products increased $122.3 million (44%) in the year ended December 31, 2005 compared to 2004. This increase includes $60.6 million from two new products which we added in 2005 as a result of our acquisition of Xcel. Excluding these acquired products, sales of promoted products increased $61.7 million or 22% in the year ended December 31, 2005 compared to 2004. Our increased sales of promoted products were partially offset by declines in non-promoted products.
      We have experienced generic challenges and other competition to our products, as well as pricing challenges through government imposed price controls and reductions, and expect these challenges to continue in 2006 and beyond.
Ribavirin Royalties
      Ribavirin royalty revenues increased $15.2 million (20%) in 2005 over 2004. The increase in royalties relates to sales in Japan where the Ministry of Health, Labor and Welfare approved the prescribing of ribavirin in combination with pegylated interferon for Hepatitis C patients in December 2004. Ribavirin royalties accounted for 11% of our total revenues from continuing operations in both 2005 and 2004. Ribavirin royalty revenues decreased $91.1 million (54%) in 2004 as compared to 2003. The decline in ribavirin royalty revenues since 2003, and the decreasing contribution of royalties to our revenues, had been expected with the entry of generic ribavirin in the United States. We expect future ribavirin royalties to be somewhat stable for several years since generics are unlikely to enter the major European countries and Japanese markets due to certain protections in those markets through 2009 and 2010, respectively. However, we would expect to see declines as a result of the introduction Viramidine (taribavirin) when and if approved or from the introduction of other alternative therapies.
Research and Development
      Valeant’s scientific innovations are defined and supported by an international R&D staff of approximately 200 professionals. Our efforts focused on antiviral development have resulted in significant accomplishments since 2000. We have advanced two compounds (taribavirin and remofovir) into clinical development and created significant value to our company.
      Over the past five years, our company has invested significant capital and resources to modernize our laboratories and establish a world-class state-of-the-art R&D capability. A cross functional and fully integrated Drug Discovery infrastructure has been established among multi-disciplinary scientists to ensure that relevant targets are selected and tractable drug candidates with sound mechanisms of action are moved rapidly through the pipeline. We have created a multi-parametric system to evaluate efficacy, safety, drug metabolism and compound-enabling formulation.
      Our current research and development emphasis is to discover and develop novel compounds with “best-in-class” potential for the treatment of viral diseases and cancers. We possess one of the largest nucleoside analog compound libraries in the world with more than 11,000 nucleosides. Additionally, we have amassed a library of more than 250,000 non-nucleoside and diverse compounds. Our drug discovery programs are highly competitive and cover the therapeutic areas discussed below, encompassing three of the most significant viral diseases in man.
      We are developing a pipeline of product candidates, including three clinical stage programs, Viramidine (taribavirin), pradefovir (formerly called remofovir) and retigabine, which target large market opportunities. Taribavirin is a pro-drug of ribavirin, for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon. We are developing pradefovir as an oral once-a-day monotherapy for patients with chronic hepatitis B infection. With the acquisition of Xcel in March 2005, another product candidate, retigabine, has been added to our pipeline. Retigabine is being developed as an adjunctive treatment for partial-onset seizures in patients with epilepsy. We expect research and development expenses to increase in 2006.
Chronic Hepatitis B
      Currently, nearly 400 million people, approximately six percent of the world’s population, suffer from chronic hepatitis B infection and face a significant likelihood of developing cirrhotic liver disease or hepatocellular carcinoma. The current nucleoside/nucleotide analog and interferon treatments rarely achieve complete eradication of the virus and a cure of the disease. Better therapeutics and treatment strategies are needed to increase potency, provide activity against treatment-refractory viruses and improve efficacy in all chronic hepatitis B populations.
      To meet these challenges, our hepatitis B discovery program focuses on the development of non-nucleoside, small molecule inhibitors of hepatitis B virus (HBV). We hope to complement the current nucleoside/nucleotide analog and immunomodulatory therapies with an antiviral drug that will greatly improve the clinical outcome of treatment for chronic hepatitis B patients as well as shorten the duration of treatment.
      Using a high-throughput cell-based screening system, we have identified lead compounds which are potent inhibitors of HBV replication in vitro. These compounds are effective against the L180M/ M204V and

M204I drug-resistant viruses in cell culture. Medicinal chemistry structure-activity relationship (SAR) studies are ongoing to optimize these leads for potency, selectivity and pharmacokinetic properties. Based on lessons learned from HIV/ AIDS therapies, we envision that these non-nucleoside inhibitors may further improve the efficacy of those nucleoside inhibitors such as pradefovir, our anti-HBV compound currently under phase 2 clinical development by Valeant.
Chronic Hepatitis C
      Worldwide, approximately 170 million individuals are infected with HCV. In the United States alone, 3-4 million individuals are infected. Current therapies consist of (pegylated) interferon alpha and ribavirin with a sustained virological response ranging as high as 54% to 56%.
      The goal of the HCV research program at Valeant is to identify and develop novel drug candidates against HCV. Our approach is to utilize an in-house proprietary compound collection, a high-throughput screening (HTS) program and our expertise in virology and nucleoside chemistry, coupled with an antiviral drug development capability, to identify and optimize potent inhibitors of HCV replication. Both nucleoside and non-nucleoside-based small molecule inhibitors are being pursued. We are selecting candidates that may have the potential to offer clear therapeutic advantages over the currently approved treatments for chronic hepatitis C.
      To date, lead compounds with the potential for potent anti-HCV activity have been identified through parallel antiviral screening. We are currently optimizing these compounds for potency and selectivity as well as pharmacokinetic properties. We believe that these novel compounds in combination with the current standard-of-care therapies have the potential to achieve curative responses in a greater proportion of HCV patients.
HIV/ AIDS
      An important aspect of the fight against HIV/ AIDS is to offer physicians a large variety of medicines, thus allowing them to individualize their patient’s treatment. There are currently more than 20 products approved by the FDA for the treatment of HIV/ AIDS in the United States: nine protease inhibitors (PIs), eight nucleoside reverse transcriptase inhibitors (NRTIs), three non-nucleoside inhibitors (NNRTIs) and one fusion inhibitor. Combination therapies are used to treat HIV-infected patients with drugs from several categories concurrently, giving them a better chance of survival. However, many patients have developed resistance to the current HIV treatments, resulting in a lack of efficacy of multiple-drug regimens, including highly active antiretroviral therapy (HAART). Factors that contribute to incomplete suppression of viral replication and the development of resistance include sub-optimal potency of the treatment regimens, drug-drug interactions or poor pharmacokinetics, and non-adherence to the HIV treatment due to side-effects. Valeant’s HIV drug discovery program seeks to address the issues related to drug resistance and complex treatment regimens.
      Scientists have discovered that one key to improving the antiviral activities of NNRTIs on viruses with a mutated reverse transcriptase (RT) is to build flexible molecules that adapt to the changes in the NNRTI binding pocket of the enzyme. By designing compounds that are adaptive to these conformational changes, we are able to obtain a high degree of antiviral potency against most clinical isolates resistant to current NNRTIs. Our program has produced several developmental candidates with these novel characteristics. In January of 2006, we successfully submitted an IND to FDA on one of the lead compounds, VRX-840773.
Kinase Inhibitors for the Treatment of Cancers and Immune Disorders
      In the U.S. alone, cancer causes more than 500,000 deaths each year. In addition, millions of people around the world suffer from diseases caused by inflammation, including rheumatoid arthritis, multiple sclerosis, asthma and various other life-altering diseases. Current therapies for both of these diseases have dramatic side-effects due to cytotoxic or immunosuppressive characteristics of the drugs.

      Recently, the pathways involved in cancer progression and inflammatory diseases have become clearer. It is now known that kinases play an important role in the control of many cellular functions. The key reaction catalyzed by kinases is the addition of phosphate groups at specific sites on selected proteins. This single event, which is activated by the kinase, can be propagated via signal transduction pathways into major changes in the overall behavior of the cell. Alterations in kinase activity have been implicated in most major diseases, including cancer and inflammatory, autoimmune, cardiovascular, metabolic, and neurological diseases. In particular, specific kinases are critically involved in the cellular processes that mediate, exacerbate or maintain the inflammatory responses and that promote cancer cell survival.
      By targeting specific kinases involved at key points in these pathways, several small molecules have been developed by a number of pharmaceutical and biotechnology companies as therapeutics in the past few years. The control of selective pathways by this class of therapeutics alleviates some of the side-effects of previous less- or non-selective therapies. At Valeant, we have initiated several projects targeting specific kinases using our cutting-edge structure-based drug design platform to identify potential drug candidates for treating cancer or inflammatory diseases. Our in-house signal transduction expertise allows Valeant to effectively identify at a very early stage selective, potent, novel drug candidates with desirable cellular disease-modifying responses. Several lead candidates are under preclinical development.
Company Strategy
      Following a change in management leadership in 2002, a three-part plan was initiated to restructure our company, transform the business and grow through innovation. We have made significant progress in the execution of this plan, including completion of our restructuring phase that entailed a divestiture program, the restructuring of our management team, the implementation of strong governance protocols and the strengthening of our research and development capability. The key elements of our strategy include the following:

Targeted Growth of Existing Products. We focus our business on ten key geographic regions, across three core therapeutic areas. We believe that our core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. Furthermore, we believe that our global brands and promoted products have the potential for penetration and above industry average growth rates. In addition, we intend to continue to market and sell, and selectively pursue life cycle management strategies for, our regional and local brands.

Efficient Manufacturing and Supply Chain Organization. Under our global manufacturing strategy, we have reduced the number of manufacturing facilities in order to increase capacity utilization and improve efficiencies. We have also undertaken a major process improvement initiative, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. We have made significant progress towards our plans of disposing of certain manufacturing sites. As of December 31, 2005 we have disposed of eight facilities. We are marketing other sites to prospective buyers. The sites scheduled for disposition were tested for impairment, resulting in impairment of asset value on four of the sites. Accordingly, we wrote these sites down to their fair value and recorded impairment charges of $2.3 million in 2005 and $18.0 million in 2004. In addition, to the impairment charge, we recorded $1.3 million in restructuring and impairment charges related to severance for the year ended December 31, 2004. See Note 4 of notes to consolidated financial statements for a discussion of the manufacturing restructuring plan.

In January 2006, the parent company of one of our toll manufacturers in Europe filed for bankruptcy. Sales of products obtained from this manufacturer are estimated to be approximately $60 million in 2006. The supplier has developed a business plan to continue to successfully operate and we have developed plans to respond to a disruption should it occur. To date this bankruptcy filing has had no affect on our operations and the supplier continues to operate and meet its commitments to supply us with products.

Development of New Products via Internal Research and Development Activities. We seek to discover, develop and commercialize innovative products for the treatment of medical needs which are significantly under-addressed, principally in the areas of infectious disease and cancer. We intend to combine our scientific expertise with advanced drug screening techniques in order to discover and develop new product candidates.

Product Acquisitions. We plan to selectively license or acquire product candidates, technologies and businesses from third parties which complement our existing business and provide for effective life cycle management of key products. We believe that our drug development expertise will allow us to recognize licensing opportunities and to capitalize on research initially conducted and funded by others.

Acquisitions
      We made the following acquisitions in 2005:

On March 1, 2005, we acquired Xcel, a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280.0 million in cash, plus expenses of approximately $5.0 million. Xcel’s portfolio consists of four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures for patients with epilepsy, which is being developed for commercialization in all major markets. We recently filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement and certain third-party claims. As of December 31, 2005, approximately $5.0 million of the Xcel purchase price remained in an escrow fund to pay indemnification claims.

In the third quarter of 2005 we acquired product rights to Melleril in Brazil and Acurenal in Poland for cash consideration of $7.9 million. We recorded sales of $3.8 million for these two products in 2005.

On December 30, 2005, we acquired the U.S. and Canadian rights to Infergen from InterMune. Infergen is indicated for the treatment of hepatitis C when patients have not responded to other treatments (primarily the combination of pegylated interferon and ribavirin) or have relapsed after such treatment. In connection with this transaction we acquired patent rights and rights to a clinical trial underway to expand applications of Infergen. We also employed InterMune’s marketing and research staffs who were dedicated to the Infergen product and projects. We paid InterMune consideration of $120.0 million in cash at the closing. We have also agreed to pay InterMune up to an additional $22.4 million, $20.0 million of which is dependent on reaching certain milestones. Additionally, as part of the acquisition transaction we assumed a contract for the transfer of the manufacturing process for Infergen from one third party supplier to another. Under the contract we are obligated to pay the new third party supplier up to $11.7 million upon the attainment of separate milestones tied to the manufacturing process transfer.

See Note 2 of notes to consolidated financial statements for a discussion of these acquisitions.
Results of Operations
      We have four reportable specialty pharmaceutical segments comprising our pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia (AAA). In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this document. For additional financial information by business segment, see Note 14 of notes to consolidated financial statements included elsewhere in this document.

				Increase
	Year Ended December 31,			(Decrease)

	2005	2004	2003	05/04	04/03

	(Dollar amounts in thousands)
Revenues
Specialty pharmaceuticals
North America	$231,137	$142,799	$99,074	62%	44%
Latin America	173,233	151,726	136,008	14%	12%
Europe	260,372	253,748	232,031	3%	9%
Asia, Africa, Australia	66,293	57,820	51,358	15%	13%

Total specialty pharmaceuticals	731,035	606,093	518,471	21%	17%
Ribavirin royalties	91,646	76,427	167,482	20%	(54)%

Consolidated revenues	$822,681	$682,520	$685,953	21%	(1)%

Operating Income
Specialty pharmaceuticals
North America	$68,082	$44,438	$29,972	53%	48%
Latin America	60,796	46,124	42,671	32%	8%
Europe	35,389	31,347	24,425	13%	28%
Asia, Africa, Australia	4,472	3,103	3,570	44%	(13)%

	168,739	125,012	100,638	35%	24%
Restructuring charges	(1,253)	(19,344)	—	*	n/a

Total specialty pharmaceuticals	167,486	105,668	100,638	59%	5%
Corporate expenses	(52,720)	(50,877)	(56,607)	4%	(10)%

Total Operations	114,766	54,791	44,031	109%	24%
Research and development division	(39,071)	(38,860)	95,151	1%	(141)%

Consolidated segment operating income	75,695	15,931	139,182	375%	(89)%
Other Income (Expenses):
IPR&D	(173,599)	(11,770)	(117,609)	*	*
Interest income	13,169	12,432	8,888	6%	40%
Interest expense	(40,326)	(49,265)	(36,145)	(18)%	36%
Other, net	(6,358)	(19,751)	(8,076)	(68)%	145%

Total other Income (Expenses)	(207,114)	(68,354)	(152,942)	203%	(55)%

Loss from continuing operations before income taxes and minority interest	$(131,419)	$(52,423)	$(13,760)	151%	281%

*	Increase (Decrease) not meaningful

Year Ended December 31, 2005 Compared to 2004
      Specialty Pharmaceutical Revenues: Total specialty pharmaceutical product sales increased $124.9 million for the year ended December 31, 2005 over 2004. The largest portion of this increase ($73.4 million) resulted from the addition of new products to our portfolio as a result of the Xcel acquisition.
      Approximately 55% of our total pharmaceutical revenues resulted from sales of promoted products in 2005. We define promoted products as being those that we promote with annual sales of greater than $5 million. Worldwide sales of promoted products totaled $401.9 million in 2005, an increase of $122.3 million or 44% over 2004. Approximately $60.6 million of this increase in promoted product sales consisted of two new products acquired in the Xcel transaction. Sales of other promoted products in 2005 increased $61.7 million or

22% over 2004 sales levels. The increased sales in promoted products and those resulting from the acquisition of Xcel were partially offset by declines in sales of non-promoted products.
      In our North America pharmaceuticals segment, revenues for the year ended December 31, 2005 increased $88.3 million over 2004. The increase reflects the inclusion of sales of products acquired from Xcel in March 2005 ($73.4 million). The increase also reflects higher sales of promoted products other than those acquired in the Xcel transaction which totaled $118.3 million in 2005 an increase of $24.0 million (26%) over 2004 sales levels. These increases were partially offset by lower sales of non-promoted products.
      In our Latin America pharmaceuticals segment, revenues for the year ended December 31, 2005 increased $21.5 million. The increase was primarily due to a reduction in discounts offered to distributors in the region aggregating $23.9 million. Revenues from Bedoyecta, which is our highest revenue product in Mexico, were $46.9 million in 2005, an increase of $16.2 million (53%) over 2004 reflecting a successful direct-to-consumer marketing campaign. Sales of other promoted products in the region totaled $34.3 million in 2005 an increase of $4.4 million (15%) over those in 2004. The increases in revenues were partially offset by volume decreases in sales of non-promoted products.
      In our European pharmaceuticals segment, revenues for the year ended December 31, 2005 were $260.4 million, an increase of $6.6 million. The increase in the value of currencies in the region relative to the U.S. Dollar contributed $7.6 million to the increase in revenues in the region in 2005. Sales of promoted products in 2005 were $104.7 million compared to $91.5 million in 2004 an increase of $13.1 million (14%). The increases in revenues from higher promoted product sales and exchange rate fluctuations were offset by reductions in sales of non-promoted products. Sales in many parts of Europe were also negatively affected by pricing policies imposed by governmental authorities.
      In our Asia, Africa and Australia (“AAA”) pharmaceuticals segment, revenues for the year ended December 31, 2005 were $66.2 million compared to $57.8 million for 2004, an increase of $8.4 million. The increase reflects higher sales volumes across most products sold in the region. Sales of promoted products in this region totaled $37.2 million in 2005, an increase of $3.9 million (12%) over sales in 2004.
      Ribavirin Royalties: Ribavirin royalties from Schering-Plough and Roche for the year ended December 31, 2005 were $91.6 million compared to $76.4 million for 2004, an increase of $15.2 million (20%). This increase primarily resulted from increased sales in Japan where the Ministry of Health, Labor and Welfare approved the marketing of ribavirin in combination with Peg-Intron for the treatment of hepatitis C.
      The 2005 and 2004 royalty amounts are significantly less than amounts received in 2003 and prior years. The decrease in ribavirin royalties reflect the effects of the launch of generic ribavirin in the United States and competition between Schering-Plough and Roche. Approval of a generic form of oral ribavirin by the FDA in the United States was announced in April 2004. Competition from generic pharmaceutical companies has had, and continues to have, a material negative impact on our royalty revenue. With respect to Schering-Plough, in some markets royalty rates increase in tiers based on increased sales levels in the United States. Upon the entry of generics into the United States in April 2004, pursuant to the terms of their contract, Roche ceased paying royalties on sales in the United States. Schering-Plough has also launched a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of their generic ribavirin.
      Gross Profit Margin: The increase in gross profit margin in 2005 is largely due to an increase in sales in the North America region, which generates higher profit margins, and to greater efficiencies in our global manufacturing and supply chain operations. Gross profit calculations exclude amortization which is discussed below. Gross profits by segment are as follows:

				Increase
	Year Ended December 31,			(Decrease)

	2005	2004	2003	05/04	04/03

	(Dollar amounts in thousands)
Gross Profits (Speciality Pharmaceutucals Only)
North America	$185,608	$115,640	$80,760	61%	43%
% of product sales	80%	81%	82%
Latin America	127,953	110,764	97,205	16%	14%
% of product sales	74%	73%	71%
Europe	161,352	150,830	129,958	7%	16%
% of product sales	62%	59%	56%
Asia, Africa, Australia	32,896	28,546	25,879	15%	10%
% of product sales	50%	49%	50%

Consolidated Gross Profits	$507,809	$405,780	$333,802	25%	22%

% of product sales	69%	67%	64%
      Selling Expenses: Selling expenses were $232.2 million for the year ended December 31, 2005 compared to $196.6 million for 2004, an increase of $35.6 million (18%). As a percent of product sales, selling expenses were 32% for the years ended December 31, 2005 and 2004. Included in selling expenses for the year ended December 31, 2005 and 2004 were severance charges of $3.0 million and $3.6 million, respectively, related to a sales force restructuring in Europe. The increase in selling expenses reflects our increased promotional efforts primarily in North America and Latin America and includes costs related to new product launches and unified promotional materials and campaigns for our global products.
      General and Administrative Expenses: General and administrative expenses were $107.7 million for the year ended December 31, 2005 compared to $98.6 million for 2004, an increase of $9.1 million (9%). As a percent of product sales, general and administrative expenses were 15% for the year ended December 31, 2005 compared to 16% for 2004.
      Research and Development: Research and development expenses were $113.8 million for the year ended December 31, 2005 compared $92.5 million for 2004, an increase of $21.3 million (23%). The increase in research and development expenses was primarily attributable to the progression of clinical trials for taribavirin, retigabine and pradefovir and costs associated with the completion of safety studies for Zelapar. We completed enrollment of two Phase 3 studies for taribavirin and a Phase 2 study for pradefovir. We also advanced the clinical trials for retigabine acquired in March 2005 with the initiation of two Phase 3 trials. It is expected that research and development expenses will increase again in 2006 as progress continues with our major clinical trials.
      Amortization: Amortization expense was $68.8 million for the year ended December 31, 2005 compared to $59.3 million for 2005, an increase of $9.5 million (16%). The increase was primarily due to amortization of intangibles acquired with the acquisition of Xcel, offset in part by a decrease in the amortization of a royalty intangible which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis. Additionally, in 2005, we recorded impairment charges on certain products sold in the UK, Germany and Spain in the amount of $7.4 million. In 2004, we recorded impairment charges of $4.8 million primarily related to products sold in Italy for which the patent life was reduced by a decree by the Italian government.
      Restructuring and Impairment Charges: In 2004 we incurred an expense of $19.3 million related to the manufacturing rationalization plan. Our manufacturing sites were tested for impairment resulting in an impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded impairment charges of $18.0 million and severance charges of $1.3 million in the year ended December 31, 2004. In 2005 we made the decision to dispose of another manufacturing plant in China which resulted in an impairment charge of $2.3 million. In 2005 we also recorded net gains of approximately $1.8 million resulting from the sale of the manufacturing plants in the U.S., Argentina and Mexico.
      Acquired In-Process Research and Development (IPR&D): In 2005, we expensed $173.6 million as IPR&D in connection with the acquisition of Xcel ($126.4 million) and with the Infergen business acquired from InterMune ($47.2 million). In 2004, we incurred an expense of $11.8 million associated with IPR&D related to the acquisition of Amarin that occurred in February 2004. The amounts expensed as IPR&D represent our estimate of fair value of purchased in-process technology for projects that, as of the acquisition dates, had not yet reached technological feasibility and had no alternative future use.
      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was a loss of $6.4 million for the year ended December 31, 2005 compared to a net gain of $0.1 million in 2004. In both 2005 and 2004 the amounts represent primarily the effects of translation gains and losses in Europe and Latin America. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.
      Loss on Early Extinguishment of Debt: The loss on early extinguishment of debt in 2004 ($19.9 million) related to the repurchase of $326.0 million aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. We did not have a similar transaction in 2005.
      Interest Expense and Income: Interest expense decreased $9.0 million during the year ended December 31, 2005 compared to 2004. The decrease was due to repurchases of our 6 1/2% Convertible Subordinated Notes due 2008 in July 2004, which eliminated the associated interest expense. Interest income increased $0.7 million during the year ended December 31, 2005 compared to 2004 due primarily to higher cash balances in our interest-bearing accounts and higher interest rates during the period.
      Income Taxes: Despite reporting losses from continuing operations, we recorded tax expense of $54.2 million in 2005 and $83.6 million in 2004. This occurs primarily because, due to valuation allowances, no tax benefits are recorded for the U.S. operating losses. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate. In addition, the 2005 Xcel IPR&D charge of $126.4 million is not deductible for tax purposes resulting in higher effective tax rates for the year. Tax expense in 2005 was also impacted by a charge of $27.4 million resulting from an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 and taxes imposed on the repatriation of foreign earnings of $4.5 million.
      In 2005 and 2004 we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards are offset against U.S. taxable income in future years. The reserve was recorded since we cannot assure that the products currently undergoing clinical trials will receive final approvals for marketing from regulatory authorities. As a result we cannot be certain that sufficient U.S. taxable income will be generated to utilize the tax benefits of the loss and credit carryforwards before they expire. As of December 31, 2005 the valuation allowance against deferred tax assets totaled $151.4 million.
      The 2004 tax provision was also negatively impacted by restructuring and impairment charges relating to facilities in certain foreign jurisdictions. We recorded minimal tax benefits in connection with these charges due to uncertainties about our ability to realize the benefits as reductions of our foreign tax liabilities. Some of these tax benefits were, however, recorded in 2005 as the likelihood of realizing the benefits increased.
      Income (Loss) from Discontinued Operations: The loss from discontinued operations was $2.3 million in 2005 compared to $33.5 million for the year ended December 31, 2004. The losses in 2005 primarily relate to our former raw materials businesses and manufacturing operations in Central Europe. In 2004 the loss also includes environmental charges of $16.0 million related to a former operating site of our Biomedicals division, for which we retained the liability when we sold this business.

Year Ended December 31, 2004 Compared to 2003
      Specialty Pharmaceutical Revenues: Specialty pharmaceutical product sales increased $87.6 million (17%) for the year ended December 31, 2004 over 2003. The increases were led by continued improvements in sales of our global brands, which contributed $27.0 million to the increase in product sales for the year ended December 31, 2004. In addition, favorable foreign currency exchange rates contributed $20.9 million on a net basis to the increase in overall product sales for the year ended December 31, 2004 primarily due to the increase in the value of the Euro over the U.S. Dollar. Additionally, the Amarin and Tasmar acquisitions contributed $15.1 million and $3.6 million, respectively, to product sales in the year ended December 31, 2004.
      In our North America pharmaceuticals segment, revenues for the year ended December 31, 2004 were $142.8 million compared to $99.1 million for 2003, an increase of $43.7 million (44%). The increase reflects higher sales of Efudex of $17.8 million primarily related to the launch of a 40 gram product and sales of products related to the Amarin and Tasmar acquisitions of $17.5 million. Additionally, the increase in revenues in 2004 as compared to 2003 partially reflects depressed 2003 sales due to the inventory reduction program at our wholesalers in 2003, which was completed in April 2003. The increases are partially offset by a decrease in sales of Mestinon of $4.4 million primarily due to generic competition.
      In our Latin America pharmaceuticals segment, revenues for the year ended December 31, 2004 were $151.8 million compared to $136.0 million for 2003, an increase of $15.7 million (12%). The increase was primarily due to price increases and in some cases lower discounts offered to wholesalers in the region aggregating $17.7 million, partially offset by a decrease in the value of currencies in the region as compared to the U.S. Dollar of $4.4 million. Revenues from Bedoyecta, which is our highest revenue product in Mexico, were $30.7 million for 2004, an increase of $3.7 million (14%) as compared to 2003.
      In our European pharmaceuticals segment, revenues for the year ended December 31, 2004 were $253.7 million compared to $232.0 million for 2003, an increase of $21.7 million (9%). The increase in the value of currencies in the region as compared to the U.S. Dollar contributed $21.1 million to the increase in revenues in the region for the year ended December 31, 2004. Sales in Europe were negatively affected by government imposed price controls primarily in Spain, Germany and Italy, partially offset by an increase in sales in Poland and Central Europe.
      In our AAA pharmaceuticals segment, revenues for the year ended December 31, 2004 were $57.8 million compared to $51.4 million for 2003, an increase of $6.4 (13%). The increase reflects higher sales of Nyal of $2.9 million and an increase in the value of currencies in the region as compared to the U.S. Dollar of $2.6 million.
      Ribavirin Royalties: Ribavirin royalties from Schering-Plough and Roche for the year ended December 31, 2004 were $76.4 million compared to $167.5 million for 2003, reflecting a decrease of $91.1 million (54%). The decrease in ribavirin royalties include the effects of the launch of generic ribavirin in the United States in 2004 and increasing competition between Schering-Plough and Roche.
      Gross Profit Margin: Gross profit margin on product sales for the year ended December 31, 2004 was 67% compared to 64% in 2003. The increase in gross profit margin is primarily due to an increase in sales in the North America region, which generates higher profit margins, and greater efficiencies in our global manufacturing and supply chain operations, partially offset by an increase in costs related to the manufacturing rationalization plan. Gross profit calculations exclude amortization which is discussed below.
      Selling Expenses: Selling expenses were $196.6 million for the year ended December 31, 2004 compared to $166.7 million for 2003, an increase of $29.9 million (18%). As a percent of product sales, selling expenses were 32% for the years ended December 31, 2004 and 2003. Included in selling expenses for the year ended December 31, 2004 were severance charges of $3.6 million related to a sales force restructuring in Europe. The increase in selling expenses reflects our increased promotional efforts primarily in Europe, North America and Latin America and includes costs related to new product launches and unified promotional materials and campaigns for our global products.

      General and Administrative Expenses: General and administrative expenses were $98.6 million for the year ended December 31, 2004 compared to $111.5 million for 2003, a decrease of $12.9 million (12%). As a percent of product sales, general and administrative expenses were 16% for the year ended December 31, 2004 compared to 22% for 2003. Included in general and administrative expenses for the year ended December 31, 2004 were severance charges of $0.7 million related to workforce restructuring in Spain and $3.2 million related to the settlement of a bondholder suit, partially offset by a $2.5 million insurance refund. The decrease in general and administrative expenses was primarily due to reduced legal fees.
      Research and Development: Research and development expenses were $92.5 million for the year ended December 31, 2004 compared to $45.3 million for 2003, an increase of $47.2 million (104%). The increase in research and development expenses was primarily attributable to the progression of clinical trials for taribavirin and pradefovir and costs associated with safety studies for Zelapar.
      Acquired In-Process Research and Development: In the year ended December 31, 2004, we incurred an expense of $11.8 million associated with IPR&D related to the acquisition of Amarin that occurred in February 2004. In the year ended December 31, 2003, we incurred an expense of $117.6 million associated with IPR&D related to the acquisition of Ribapharm.
      Restructuring Charges: In the year ended December 31, 2004, we incurred an expense of $19.3 million related to the manufacturing and rationalization plan. Manufacturing sites were reassessed for impairment in the second quarter of 2004 because we had accelerated our plan of disposing of the sites. This impairment analysis resulted in impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded an impairment charge of $18.0 million for the year ended December 31, 2004. In addition to the impairment charge, we recorded $1.3 million related to severance for the year ended December 31, 2004.
      Amortization: Amortization expense was $59.3 million for the year ended December 31, 2004 compared to $38.6 million for 2003, an increase of $20.7 million (54%). The increase was primarily due to amortization of intangibles related to the acquisitions of Ribapharm, Amarin and Tasmar of $16.3 million for the year ended December 31, 2004. Additionally, we recorded impairment charges of $4.8 million during the year ended December 31, 2004, primarily related to products sold in Italy for which the patent life was reduced by a decree of the Italian government.
      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was $0.1 million for the year ended December 31, 2004 compared to $4.7 million for 2003. In the year ended December 31, 2004, translation gains principally consisted of translation and exchange gains in Europe, AAA and Latin America of $0.9 million, partially offset by translation and exchange losses in North America of $0.8 million.
      Loss on Early Extinguishment of Debt: Loss on early extinguishment of debt for the years ended December 31, 2004 and 2003 were $19.9 million and $12.8 million, respectively, related to the repurchase of $326 million and $141 million aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008, respectively.
      Interest Expense and Income: Interest expense increased $13.1 million during the year ended December 31, 2004 compared to 2003. The increase was due to the issuance of $480 million aggregate principal amount of 3.0% and 4.0% Convertible Subordinated Notes and $300 million aggregate principal amount of 7.0% Senior Notes in the fourth quarter of 2003. We repurchased all of our 6 1/2% Convertible Subordinated Notes due 2008 in July 2004, which decreased interest expense in 2004. Interest income increased $3.5 million during the year ended December 31, 2004 compared to 2003 due primarily to higher cash balances in our interest-bearing accounts during those periods.
      Income Taxes: Our effective income tax rate for the year ended December 31, 2004 was a provision of 159% compared to a provision of 287% for 2003. Our effective tax rate for the year ended December 31, 2004 was affected significantly by an increase of $95.6 million in the valuation allowance to recognize the uncertainty of realizing the benefits of the United States net operating losses and research credits. It was also affected by pre-tax losses resulting from restructuring and impairment charges of $19.3 million and from a work force reduction in Europe of $4.3 million for which we recorded a minimal tax benefit of $1.5 million (7%). This minimal tax benefit reflects the uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, we recorded a tax provision of $1.8 million related to the settlement of a tax dispute with Puerto Rico in the year ended December 31, 2004. Our effective tax rate for 2003 was affected by pre-tax losses resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm acquisition, which were not deductible for tax purposes.
      Income (Loss) from Discontinued Operations: Income (loss) from discontinued operations was a loss of $33.5 million for the year ended December 31, 2004 compared to income of $9.3 million for 2003. The loss in 2004 included environmental charges of $16 million related to a former operating site of our Biomedicals division, for which we retained the liability when we sold this business. The remaining portion related to losses from our raw materials businesses and manufacturing operations in Central Europe. The income in 2003 included a net gain on disposal of discontinued operations of $6.6 million and income from discontinued operations of $2.8 million.
Liquidity and Capital Resources
      Cash and marketable securities totaled $235.0 million at December 31, 2005 compared to $461.5 million at December 31, 2004. Working capital was $360.8 million at December 31, 2005 compared to $578.5 million at December 31, 2004. The decrease in working capital of $217.7 million was primarily attributable to the use of cash in the acquisitions of Xcel and Infergen, partially offset by proceeds of a common stock offering and cash generated from operations.
      During the year ended December 31, 2005, cash provided by operating activities totaled $64.5 million compared to $17.9 million for 2004. The improvement is attributable to the increased sales and profits of our specialty pharmaceutical business which increased operating income by $61.8 million (58%). This increase was partially offset by increased spending for research and development activities. We expect to continue to see the effects of increased research and development spending in 2006.
      Cash used in investing activities was $218.4 million for the year ended December 31, 2005. This compares to cash provided by investing activities of $139.2 million for the year ended December 31, 2004. In 2005, $413.6 in cash was used for the acquisitions of Xcel and Infergen, the purchase of product rights in Brazil and Poland and the purchase of the minority interest in our Polish operations. Additionally, cash was used for capital expenditures of $45.5 million. Cash generated from sales of marketable securities totaled $228.7 million and sales of assets generated $7.3 million. In 2004 cash provided by investing activities consisted of net proceeds from sales of marketable securities of $225.9 million and proceeds from asset sales of $12.0 million, partially offset by payments for the acquisition of Amarin, Tasmar and various other product rights of $76.3 million and capital expenditures of $26.6 million.
      Cash flows provided by financing activities were $164.5 million in 2005 and primarily consisted of the proceeds of a common stock offering in connection with the Xcel acquisition, which raised net proceeds of approximately $189.0 million offset by dividend payments of $28.0 million. Cash used in financing activities was $354.5 million for the year ended December 31, 2004, including payments on long-term debt and notes payable of $342.2 million, principally for the repurchase of the remaining portion of the 6 1/2% Convertible Subordinated Notes due 2008, and cash dividends paid on common stock of $25.9 million, partially offset by proceeds received from the issuance of common stock of $13.5 million.
      In January 2004, we entered into an interest rate swap agreement with respect to $150 million principal amount of our 7.0% Senior Notes due 2011. The interest rate on the swap is variable at LIBOR plus 2.41%. The effect of this transaction was to initially lower our effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective rate will float and correlate to the variable interest earned on our cash held. At December 31, 2005 the effective rate on the $150 million of debt under the swap agreement was 7.184%. We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contracts. As of December 31, 2005, we have collateral of $9.4 million included in marketable securities and other assets related to these instruments.

      We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through December 31, 2006, and to provide cash needed to fund capital expenditures and our research and development program. We may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by our operating activities. Our sources of liquidity are our cash and cash equivalent balances and our cash flow from operations.
      We have historically paid quarterly cash dividends, but there can be no assurance that we will continue to do so in the future.

Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Amounts in thousands)
Long-term debt obligations:
7.0% Senior Notes due 2011	$300,000	$—	$—	$—	$300,000
3.0% Convertible Subordinated Notes due 2010	240,000	—	—	240,000
4.0% Convertible Subordinate Notes due 2013	240,000	—	—	—	240,000
Other long-term debt	13,242	495	486	486	9,205
Interest payments	238,922	37,800	75,600	75,600	49,922
Lease obligations	8,636	2,522	2,966	1,858	1,975

Total cash obligations	$1,040,800	$40,817	$79,052	$317,944	$601,102

      We have initiated a project to install an enterprise resource planning information system which we expect to complete in 2007. Approximately $30 million is scheduled to be expended for this project in 2006. We have no material commitments for purchases of property, plant and equipment and we expect that for 2006, such expenditures will approximate $20 to $30 million.

Off-Balance Sheet Arrangements
      We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our table contained in the “Contractual Obligations” section above. Our 3% and 4% Notes include conversion features that are considered as off-balance sheet arrangements under SEC requirements.
Products in Development
      We expect our research and development expenses to increase in 2006. A large percentage of these expenditures will support the continuing product development programs for the late-stage development projects of taribavirin, pradefovir and retigabine. We expect that for 2006, we will spend approximately $80 million on external research and development costs related to these product development programs.
      Viramidine (taribavirin) is a nucleoside (guanisine) analog that is converted into ribavirin by adenosine deaminase in the liver. We intend to develop taribavirin in oral form for the treatment of hepatitis C. Preclinical studies indicate that taribavirin, a liver-targeting analog of ribavirin, has antiviral and immunological activities or properties similar to ribavirin. In an animal model of acute hepatitis, taribavirin showed biologic activity similar to ribavirin. The liver-targeting properties of taribavirin were also confirmed in two animal models. Short-term toxicology studies show that taribavirin may be safer than ribavirin at the same dosage levels. This data suggests that taribavirin, as a liver-targeting analog of ribavirin, may potentially be as effective and have a lower incidence of anemia than ribavirin. On January 20, 2005, we announced a Phase 3 trial for taribavirin, as well as an initial analysis of the sustained viral response (“SVR”) information for the taribavirin Phase 2 proof-of-concept study compared to ribavirin. The results validated the study design by continuing to show that taribavirin demonstrates statistical comparable efficacy to ribavirin in SVR and a significantly reduced incidence of anemia. The taribavirin Phase 2 study, conducted entirely in the United States, consisted of 180 treatment-naïve subjects with chronic hepatitis C. The study was an open-label, randomized, active control trial, with patients stratified by genotype only. The study consisted of four comparable treatment groups: taribavirin 400 mg BID (800 mg daily), taribavirin 600 mg BID (1200 mg daily), taribavirin 800 mg BID (1600 mg daily) and ribavirin 1000/1200 mg daily, all in combination with peginterferon alfa-2a. Treatment duration was based on genotype, with genotypes two and three receiving 24 weeks of treatment and genotype one receiving 48 weeks of treatment, with a post-treatment follow-up period of 24 weeks. The 24-week follow-up period is considered the medically therapeutic standard evaluation for determining efficacy. Analyses of the final taribavirin Phase 2 study data were presented at the European Association for the Study of the Liver Conference (“EASL”) in April 2005. The Phase 2 trial met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials, VISER1 and VISER2. The results validated the study design by continuing to show that taribavirin demonstrates statistical comparable efficacy to ribavirin in sustained viral response (“SVR”) and a significantly reduced incidence of anemia. The VISER1 Phase 3 trial was completed in December 2005, and the Company plans to report the VISER1 results sometime in the first half of 2006. The VISER2 trial is about six months behind VISER1. At the end of December 2005, all of the VISER2 patients had completed treatment and entered follow-up. The last patient will complete follow-up in June 2006. Treatments in seven NDA-enabling Phase 1 studies for taribavirin were completed in 2005, including a hepatic impairment study, a renal impairment study, and a drug-drug interaction study. Post-study activities, including sample analyses, will continue into 2006. The first part of a clinical development program to support marketing approval in Japan has been developed, and a pharmacokinetics bridging study is planned to start in March 2006. Our external research and development expenses for taribavirin were $36.5 million for the year ended December 31, 2005 and $86.5 million from inception through December 31, 2005.
      For pradefovir, which is being developed for the treatment of hepatitis B, we have completed two single-dose Phase 1 clinical trials in healthy volunteers and two multiple-dose studies in hepatitis B patients. A 48-week dose-ranging Phase 2 study in Asia and the United States began enrollment in July 2004 and completed enrollment in November 2004. On July 19, 2005 we announced our analysis of the 24-week interim data from the Phase 2 trial. The results demonstrated that pradefovir caused a significant decline in HBV DNA, showed no evidence of nephrotoxicity, and no serious adverse events related to treatment. The last patient visit in the Phase 2 trial was completed in January 2006. Post-study activities are proceeding, and we expect to know the final results in March 2006. We plan to submit an abstract to EASL for presentation at the April 2006 meeting, which will summarize our Phase 2 data. Approximately 200 patients have rolled over into a Phase 2 Extension trial. Four Phase 1 studies, including an absorption/ metabolism/ excretion study and three drug-drug interaction studies, were initiated in 2005 to support a future Phase 3 program with pradefovir, and end-of-study activities for those studies are continuing into 2006. We expect Phase 3 trials to be initiated later in 2006. Our external research and development expenses for pradefovir were $8.1 million for year ended December 31, 2005, and $28.0 million (including a milestone payment of $2.1 million) from inception through December 31, 2005.
      We acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, as part of the March 2005 acquisition of Xcel Pharmaceuticals, Inc. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. Retigabine, successfully completed an End-of-Phase 2 meeting with the FDA in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p>0.001). Two Phase 3 trials were initiated in 2005. One Phase 3 trial (RESTORE1) is being conducted at approximately 45 sites mainly in the Americas (U.S., Central/ South America); the second Phase 3 trial (RESTORE2) is being performed at 55 sites in the rest of the world, mainly in Europe. On September 2, 2005, the first patient in the RESTORE1 trial was enrolled. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring a year to a year-and-a-half to enroll, but it is too early to predict the length of enrollment due to (a) the time needed to set up investigative sites and (b) competing trials. A Phase 1 cardiology (QTc) study in healthy volunteers, a hepatic impairment study and a renal impairment study are being planned to start in mid-2006. Assuming successful completion of the Phase 3 trials, availability of the trials’ results in the second half of 2007, and approval by the FDA, we would be able to launch retigabine in late 2008. Our external research and development expenses for retigabine were $8.9 million for the year ended December 31, 2005.
      We acquired the rights to Zelapar, a late-stage candidate being developed as an adjunctive therapy in the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. Prior to the acquisition, Amarin had received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies. In late 2004, following our completion of two safety studies, we submitted a response to the approvable letter. We received a response to its submission from the FDA that required the us to provide the FDA with additional information. A revised submission for Zelapar was sent to the FDA in March 2005. On September 30, 2005, an additional approvable letter was received from the FDA with a request for additional data. We filed the requested information with the FDA in the fourth quarter of 2005, and its filing was accepted as complete. We received a new PDUFA date in mid-2006. Additionally, we are conducting preclinical and clinical studies that were originally part of Amarin’s agreed-upon Phase 4 commitment with the FDA, which include a renal impairment study that started in November 2005 and a hepatic impairment study that started in January 2006. Both of the Phase 4 studies will continue into 2006. Assuming we receive approval from the FDA, we expect to launch Zelapar in 2006. Our external research and development expenses for Zelapar were $431,000 for the year ended December 31, 2005 and $5.3 million from inception through December 31, 2005.
      On December 30, 2005, we completed the acquisition of the United States and Canadian rights to the hepatitis C drug Infergen® (interferon alfacon-1) from InterMune, Inc. Infergen, or consensus interferon, is a bio-optimized, selective and highly potent type 1 interferon alpha originally developed by Amgen and launched in the United States in 1997. It is currently indicated as monotherapy for the treatment of adult patients suffering from chronic hepatitis C viral infections with compensated liver disease who have not responded to other treatments (primarily the combination of PEG-Interferon and ribavirin) or have relapsed after such treatment. Infergen is the only interferon with data in the label regarding use in patients following relapse or non-response to certain previous treatments. In connection with this transaction, the Company acquired patent rights and rights to a clinical trial underway to expand applications of Infergen. In the DIRECT trial (001) that started in the second quarter of 2004, 514 patients were enrolled and treatment will be completed in the first quarter of 2006. The DIRECT trial is designed to demonstrate the effectiveness of daily Infergen injections in combination with ribavirin in refractory patients. At the end of January 2006, approximately 176 patients were still active in the DIRECT trial, and approximately 142 had rolled over into an Extension trial (002). Post-treatment follow-up for the DIRECT and Extension trials are expected to be completed (i.e., last patient visit) in the first and third quarters, respectively, of 2007. We expect to report and publish the results from these studies sometime in late 2007. We plan to use the results from the study to request approval from the FDA to expand the product’s label.
Foreign Operations
      Approximately 76% and 81% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2005 and 2004, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad. See Item 1A. Risk Factors.
Inflation and Changing Prices
      We experience the effects of inflation through increases in the costs of labor, services and raw materials. We are subject to price control restriction on our pharmaceutical products in the majority of countries in which we operate. While we attempt to raise selling prices in anticipation of inflation, we operate in some markets which have price controls that may limit our ability to raise prices in a timely fashion. Future sales and gross profit will be impacted if we are unable to obtain price increases commensurate with the levels of inflation.
Recent Accounting Pronouncements
      In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (“FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” ( “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123R using the modified prospective basis effective January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense of approximately $20 million for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
Critical Accounting Estimates
      The consolidated financial statements appearing elsewhere in this document have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to product returns, rebates, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
      We recognize revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are estimated and recorded at the time of sale. Allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes.
      Our product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on revenues for a reporting period.
      In the United States we record provisions for Medicaid and contract rebates based upon our actual experience ratio of rebates paid and actual prescriptions written during prior quarters. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly and adjusted if necessary to ensure that the historical trends are as current as practicable. We adjust the ratio to better match our current experience or our expected future experience, as appropriate. In developing this ratio, we consider current contract terms, such as changes in formulary status and discount rates. Because our revenues in the United States include newly acquired products and have increased significantly in the last few years, ratios based on our historical experience may not be indicative of future experience. If our ratio is not indicative of future experience, our results could be materially affected.

      Outside of the United States, the majority of our rebates are contractual or legislatively mandated and our estimates are based on actual invoiced sales within each period; both of these elements help to reduce the risk of variations in the estimation process. Some European countries base their rebates on the government’s unbudgeted pharmaceutical spending and we use an estimated allocation factor against our actual invoiced sales to project the expected level of reimbursement. We obtain third party information that helps us to monitor the adequacy of these accruals. If our estimates are not indicative of actual unbudgeted spending, our results could be materially affected.
      Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 2% of product sales. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid and contract rebates are most at-risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement. This interval can range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.
      We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs.
      We use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. For the years ended December 31, 2005 and 2004, the provision for sales returns was less than 2% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.
      We earn ribavirin royalties as a result of sales of products by third-party licensees, Schering-Plough and Roche. Ribavirin royalties are earned at the time the products subject to the royalty are sold by the third party and are reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period. We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements.

Sales Incentives
      In the U.S. market, our current practice is to offer sales incentives primarily in connection with launches of new products or changes of existing products where demand has not yet been established. We monitor and restrict sales in the U.S. market in order to limit wholesaler purchases in excess of their ordinary-course-of-business inventory levels. We operate Inventory Management Agreements (IMAs) with major wholesalers in the United States. However, specific events such as the case of sales incentives described above or seasonal demand (e.g. antivirals during an outbreak) may justify larger purchases by wholesalers. We may offer sales incentives primarily in international markets, where typically no right of return exists except for goods damaged in transit, product recalls or replacement of existing products due to packaging or labeling changes. Our revenue recognition policy on these types of purchases and on incentives in international markets is consistent with the policies described above.

Income Taxes
      Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved favorably for us and could have a material adverse effect on our reported effective tax rate and after-tax cash flows. We record liabilities for potential tax assessments based on our estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates. To the extent that our estimates differ from amounts eventually assessed and paid our income and cash flows can be materially and adversely affected.

      The Internal Revenue Service has completed an examination of our tax returns for the years 1997 through 2001 and has proposed adjustments to our tax liabilities for those years plus associated interest and penalties. While we have written a formal protest in response to the proposed adjustments, we have recorded an additional tax provision of $27.4 million should we not prevail in our position. The provision consists of $62.3 million as the estimated additional taxes, interest and penalties associated with the period 1997 to 2001. This amount is offset by $34.9 million that would reduce net operating loss and other carryforwards resulting in no net expense or cash payment. While we have substantial net operating loss and other carryforwards available to offset our U.S. tax liabilities, the additional tax provision we recorded results from annual utilization limitations on those carryforwards that would result if the Internal Revenue Service adjustments are upheld.
      We assess whether it is more likely than not that we will realize the tax benefits associated with our deferred tax assets and establish a valuation allowance for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If we revise these forecasts or determine that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made. We increased the valuation allowance significantly in 2005 and 2004 to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits.

Impairment of Property, Plant and Equipment
      We evaluate the carrying value of property, plant and equipment when conditions indicate a potential impairment. We determine whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, is then determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers.

Valuation of Intangible Assets
      We periodically review intangible assets for impairment using an undiscounted net cash flows approach. We determine whether there has been impairment by comparing the anticipated undiscounted future operating cash flows of the products associated with the intangible asset with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis.
      We use a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset.
      The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory.

Purchase Price Allocation Including Acquired In-Process Research and Development
      The purchase price for the Xcel, Infergen, Amarin and Ribapharm acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocations may change as subsequent information becomes available.
      We value IPR&D acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amounts expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair values were based on our use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rates that will apply to the expected cash flows. These cash flows were then discounted to a present value using discount rates between 15% and 20%. The discount rates represent our weighted average cost of capital for each of the acquisitions. In addition, solely for the purposes of estimating the fair value of IPR&D projects acquired, we estimated that future research and development costs would be incurred in the amount of $50.0 million for retigabine (acquired from Xcel), $25.0 million for Infergen and $150.0 million for the projects held by Ribapharm. See Note 2 of notes to consolidated financial statements for a discussion of acquisitions.
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
      Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. In March and June 2004, we entered into foreign currency hedge transactions to reduce our exposure to variability in the Euro. These hedge agreements were terminated in December 2005. In May and November 2005 we entered hedge transactions to reduce our net investment exposure to the Polish Zloty.

      In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At December 31, 2005 the fair value of our financial instruments was (in thousands):

		Assets (Liabilities)
	Notional/
	Contract	Carrying	Fair
Description	Amount	Value	Value

Currrency exchange contracts	$45,000	$(2,043)	$(2,043)
Interest rate swaps	150,000	(4,308)	(4,308)
Outstanding public debt	780,000	(775,692)	(738,000)
      We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At December 31, 2005 we had $12.2 million. of foreign denominated variable rate debt that would subject us to both interest rate and currency risks. In 2004 we entered into an interest rate swap agreement with respect to $150.0 million principal amount of our 7.0% Senior Notes. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2005 pretax earnings. In addition, we had $780.0 million of fixed rate debt as of December 31, 2005 that requires U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data
Quarterly Financial Data
      Following is a summary of quarterly financial data for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter

	(Amounts in thousands except per share data)
	(Unaudited)
2005
Revenues	$181,138	$205,034		$204,957		$231,552
Gross profit on product sales (excluding amortization)	113,082	127,888		127,310		139,529
Income (loss) from continuing operations(a)	(137,756)	1,441		(4,813)		(44,765)
Income (loss) from discontinued operations, net	(1,503)	(1,988)		1,123		2
Net income (loss)	(139,259)	(547)		(3,690)		(44,763)
Basic earnings (loss) per share from continuing operations	(1.55)	0.02		(0.05)		(0.48)
Discontinued operations, net of tax	(0.02)	(0.03)		0.01		0.00
Basic earnings (loss) per share — net income (loss)	(1.57)	(0.01)		(0.04)		(0.48)
Diluted earnings (loss) per share from continuing operations	(1.55)	0.02		(0.05)		(0.48)
Discontinued operations, net of tax	(0.02)	(0.03)		0.01		0.00
Diluted earnings (loss) per share — net income (loss)	$(1.57)	$(0.01)		$(0.04)		$(0.48)
2004
Revenues	$157,702	$170,368		$166,432		$188,018
Gross profit on product sales (excluding amortization)	85,613	101,696		101,835		116,636
Income (loss) from continuing operations(a)(b)	(10,512)	(27,325	)(c)(d)	(8,536	)(c)	(89,880)
Income (loss) from discontinued operations, net	(3,061)	(13,966	)(e)	(7,365)		(9,152)
Net income (loss)	(41,291)	(13,573)		(15,901)		(99,032)
Basic earnings (loss) per share from continuing operations	(0.12)	(0.32)		(0.10)		(1.07)
Discontinued operations, net of tax	(0.04)	(0.17)		(0.09)		(0.11)
Basic earnings (loss) per share — net income (loss)	(0.16)	(0.49)		(0.19)		(1.18)
Diluted earnings (loss) per share from continuing operations	(0.12)	(0.32)		(0.10)		(1.07)
Discontinued operations, net of tax	(0.04)	(0.17)		(0.09)		(0.11)
Diluted earnings (loss) per share — net income (loss)	$(0.16)	$(0.49)		$(0.19)		$(1.18)

(a)	In March 2005, we acquired Xcel Pharmaceuticals, Inc. for $280,000,000. In December 2005 we acquired the U.S. and Canadian rights to Infergen for $120,000,000. In February 2004, we acquired from Amarin Corporation, plc its United States-based subsidiary, Amarin, and all of that subsidiary’s United States product rights. The total consideration paid for Amarin was $40,000,000. In connection with these acquisitions, we expensed $126,399,000 in the first quarter of 2005 and $47,200,000 in the fourth quarter of 2005, and $11,386,000 and $384,000 in the first and second quarters of 2004, respectively. These expensed amounts represent costs associated with acquired in-process research and development on projects that, as of the acquisition dates, had not yet reached technological feasibility and had no alternative future use.

(b)	During the fourth quarter of 2004, we recorded a valuation allowance of $95,648,000 against our deferred tax asset to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits. Valuation allowances were recorded against the U.S. deferred tax assets in each of the quarters during 2005. In the first quarter of 2005 we recorded $21,450,000 as the estimated expense associated with the Internal Revenue Service examination of the U.S. tax returns for 1997 through 2001, net of $11,122,000 for reversal of foreign valuation allowances. In the third quarter we recorded $3,984,000 of tax expense associated with the repatriation of foreign earnings to the United States.

(c)	In May and July 2004, we repurchased $326,001,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $5,898,000 and $13,994,000 in the second and third quarter of 2004, respectively.

(d)	In the second quarter of 2004, we incurred an expense of $20,185,000 related to the manufacturing and rationalization plan. The manufacturing sites were tested for impairment in the second quarter of 2004, resulting in impairment of asset values on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded impairment charges of $18,000,000 and estimated severance charges of $2,185,000 in the second quarter of 2004.

(e)	In the second quarter of 2004, we recorded an additional environmental charge of $16,000,000 which is included in loss from discontinued operations, related to environmental contamination that has been identified in the soil under a facility built by us that housed operations of our discontinued Biomedicals division.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
December 31, 2004
      The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Valeant Pharmaceuticals International:
      We have completed integrated audits of Valeant Pharmaceuticals International’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audits. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
March 15, 2006

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED BALANCE SHEETS
December 31,

	2005	2004

	(In thousands, except par
	value data)
ASSETS
Current Assets:
Cash and cash equivalents	$224,856	$222,590
Marketable securities	10,210	238,918
Accounts receivable, net	187,987	171,860
Inventories, net	136,034	112,250
Prepaid expenses and other current assets	36,652	25,049

Total current assets	595,739	770,667

Property, plant and equipment, net	230,126	233,258
Deferred tax assets, net	45,904	—
Goodwill	79,486	20,499
Intangible assets, net	536,319	432,277
Other assets	43,176	41,280
Assets of discontinued operations	127	23,894

Total non-current assets	935,138	751,208

	$1,530,877	$1,521,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$55,279	$48,713
Accrued liabilities	136,701	122,297
Notes payable and current portion of long-term debt	495	929
Income taxes payable	42,452	20,266

Total current liabilities	234,927	192,205

Long-term debt, less current portion	788,439	793,139
Deferred tax liabilities, net	28,770	13,823
Other liabilities	16,372	14,429
Liabilities of discontinued operations	23,118	32,056

Total non-current liabilities	856,699	853,447

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,760 (December 31, 2005) and 84,219 (December 31, 2004) shares outstanding (after deducting shares in treasury of 1,068 as of December 31, 2005 and December 31, 2004)	928	842
Additional capital	1,203,814	1,004,875
Accumulated deficit	(743,950)	(534,205)
Accumulated other comprehensive income (loss)	(21,541)	4,711

Total stockholders’ equity	439,251	476,223

	$1,530,877	$1,521,875

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
Product sales	$731,035	$606,093	$518,471
Ribavirin royalties	91,646	76,427	167,482

Total revenues	822,681	682,520	685,953

Costs and expenses:
Cost of goods sold (excluding amortization)	223,226	200,313	184,669
Selling expenses	232,176	196,567	166,707
General and administrative expenses	107,744	98,566	111,532
Research and development costs	113,755	92,496	45,286
Acquired in-process research and development	173,599	11,770	117,609
Restructuring charges	1,253	19,344	—
Amortization expense	68,832	59,303	38,577

Total costs and expenses	920,585	678,359	664,380

Income (loss) from operations	(97,904)	4,161	21,573
Other income (loss), net, including translation and exchange	(6,358)	141	4,727
Loss on early extinguishment of debt	—	(19,892)	(12,803)
Interest income	13,169	12,432	8,888
Interest expense	(40,326)	(49,265)	(36,145)

Income (loss) from continuing operations before income taxes and minority interest	(131,419)	(52,423)	(13,760)
Provision for income taxes	54,187	83,597	39,463
Minority interest, net	287	233	11,763

Loss from continuing operations	(185,893)	(136,253)	(64,986)
Income (loss) from discontinued operations	(2,366)	(33,544)	9,346

Net loss	$(188,259)	$(169,797)	$(55,640)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(2.03)	$(1.62)	$(0.78)
Income (loss) from discontinued operations	(0.02)	(0.40)	0.11

Basic and diluted net loss per share	$(2.05)	$(2.02)	$(0.67)

Basic and diluted shares used in per share computation	91,696	83,887	83,602

Dividends paid per share of common stock	$0.31	$0.31	$0.31

Dividends declared per share of common stock	$0.23	$0.31	$0.31

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

					Accumulated
	Common Stock				Other
			Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

	(In thousands)
Balance at December 31, 2002	84,066	$841	$1,027,335	$(256,809)	$(67,677)	$703,690
Comprehensive income:
Net loss	—	—	—	(55,640)	—	(55,640)
Foreign currency translation adjustments	—	—	—	—	34,759	34,759
Unrealized loss on marketable equity securities and other	—	—	—	—	(942)	(942)

Total comprehensive loss						(21,823)
Exercise of stock options	145	2	1,724	—	—	1,726
Tax effect on stock options exercised, net	—	—	(3,657)	—	—	(3,657)
Stock compensation	42	—	1,940	—	—	1,940
Common stock received for assets	(895)	(9)	(15,197)	—	—	(15,206)
Common stock received in settlement of note receivable	(173)	(2)	(207)	—	—	(209)
Convertible note hedge	—	—	(42,880)	—	—	(42,880)
Issuance of stock options in connection with Ribapharm acquisition	—	—	7,715	—	—	7,715
Dividends	—	—	—	(25,935)	—	(25,935)

Balance at December 31, 2003	83,185	832	976,773	(338,384)	(33,860)	605,361
Comprehensive income:
Net loss	—	—	—	(169,797)	—	(169,797)
Foreign currency translation adjustments	—	—	—	—	43,343	43,343
Unrealized loss on marketable equity securities and other	—	—	—	—	(4,772)	(4,772)

Total comprehensive loss						(131,226)
Exercise of stock options	839	8	10,611	—	—	10,619
Employee stock purchase plan	195	2	2,871	—	—	2,873
Tax effect on stock options exercised, net	—	—	12,548	—	—	12,548
Stock compensation	—	—	2,072	—	—	2,072
Dividends	—	—	—	(26,024)	—	(26,024)

Balance at December 31, 2004	84,219	842	1,004,875	(534,205)	4,711	476,223
Comprehensive income:
Net loss	—	—	—	(188,259)	—	(188,259)
Foreign currency translation adjustments	—	—	—	—	(30,633)	(30,633)
Unrealized gain on marketable equity securities and other	—	—	—	—	4,381	4,381

Total comprehensive loss						(214,511)
Exercise of stock options	161	2	2,146	—	—	2,148
Employee stock purchase plan	100	1	1,643	—	—	1,644
Common Stock Offering	8,280	83	188,947			189,030
Stock compensation	—	—	2,139	—	—	2,139
Tax effect on stock options exercised, net			4,064			4,064
Dividends	—	—	—	(21,486)	—	(21,486)

Balance at December 31, 2005	92,760	$928	$1,203,814	$(743,950)	$(21,541)	$439,251

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net (Loss)	$(188,259)	$(169,797)	$(55,640)
Losses (income) from discontinued operations	2,366	33,544	(9,346)

Income (loss) from continuing operations	(185,893)	(136,253)	(64,986)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	97,351	87,138	64,807
Provision for losses on accounts receivable and inventories	10,744	6,371	6,856
Translation and exchange (gains) losses, net	6,358	(141)	(4,727)
Other non-cash items	1,688	3,416	5,360
Property, plant and equipment impairment charges	3,132	18,000	—
Write-off of acquired in-process R&D	173,599	11,770	117,609
Deferred income taxes	(30,502)	40,035	13,695
Minority interest	287	233	11,763
Loss on extinguishment of debt	—	19,892	12,803
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(14,774)	(3,303)	60,167
Inventories	(30,141)	(16,293)	44
Prepaid expenses and other assets	(2,425)	1,294	(7,451)
Trade payables and accrued liabilities	8,991	5,307	(53,985)
Income taxes payable	22,893	4,256	28,701
Other liabilities	3,807	(5,704)	(15,051)

Cash flow from operating activities in continuing operations	65,115	36,018	175,605
Cash flow from operating activities in discontinued operations	(657)	(18,100)	13,543

Net cash provided by operating activities	64,458	17,918	189,148

Cash flows from investing activities:
Capital expenditures	(45,525)	(26,613)	(17,606)
Proceeds from sale of assets	7,252	12,088	1,256
Proceeds from investments	533,307	1,173,251	335,534
Purchase of investments	(305,300)	(947,371)	(755,034)
Acquisition of license rights, product lines and businesses	(413,621)	(76,284)	(192,923)

Cash flow from investing activities in continuing operations	(223,887)	135,071	(628,773)
Cash flow from investing activities in discontinued operations	5,537	4,137	104,615

Net cash provided by (used in) investing activities	(218,350)	139,208	(524,158)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	802	—	714,926
Payments on long-term debt and notes payable	(1,114)	(342,157)	(158,920)
Proceeds from issuance of stock	192,822	13,492	1,726
Dividends paid	(27,966)	(25,884)	(26,005)

Cash flow from financing activities in continuing operations	164,544	(354,549)	531,727
Cash flow from financing activities in discontinued operations	—	—	(362)

Net cash (used in) provided by financing activities	164,544	(354,549)	531,365

Effect of exchange rate changes on cash and cash equivalents	(8,468)	9,210	3,450

Net increase (decrease) in cash and cash equivalents	2,184	(188,213)	199,805
Cash and cash equivalents at beginning of year	222,719	410,932	211,127

Cash and cash equivalents at end of year	224,903	222,719	410,932
Cash and equivalents of discontinued operations	(47)	(129)	(913)

Cash and cash equivalents of continuing operations	$224,856	$222,590	$410,019

The accompanying notes are an integral part of these consolidated statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Organization and Summary of Significant Accounting Policies
      In these financial statements and this annual report, “we”, “us” and “our” refers to Valeant Pharmaceuticals International (“Valeant”) and its subsidiaries.
      Organization: We are a global, research-based, specialty pharmaceutical company that discovers, develops, manufactures, and markets a broad range of pharmaceutical products. Additionally, we generate royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).
      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Valeant, its wholly owned subsidiaries and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of these consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.
      Cash and Cash Equivalents: Cash equivalents include repurchase agreements, certificates of deposit, money market funds and municipal debt securities which, at the time of purchase, have maturities of three months or less. For purposes of the consolidated statements of cash flows, we consider highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these investments. At December 31, 2005 and 2004, cash equivalents totaled $93,142,000 and $179,938,000, respectively.
      Marketable Securities: We invest in investment grade securities and classify these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of December 31, 2005, the fair market value of these securities approximates cost.
      Allowance for Doubtful Accounts: We evaluate the collectiblity of accounts receivable on a regular basis. The allowance is based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect our future collections experience.
      Inventories: Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. We evaluate the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price we expect to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand.
      Property, Plant and Equipment: Property, plant and equipment are stated at cost. We primarily use the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings are depreciated up to 40 years, machinery and equipment are depreciated from 3-10 years, furniture and fixtures from 5-10 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. We follow the policy of capitalizing expenditures that materially increase the lives of the related assets and charge maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. From time to time, if there is an indication of possible impairment, we evaluate the carrying value of property, plant and equipment. We determine if there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, is determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, appraisals or preliminary offers from prospective buyers. In the 2005 and 2004, we recorded

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment charges of $2,322,000 and $18,000,000 respectively, on certain of our manufacturing sites. See Note 4.
      Acquired In-Process Research and Development: We charge the costs associated with acquired in-process research and development (“IPR&D”) to expense. These amounts represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The estimation of fair value requires significant judgment. Differences in those judgments would have the impact of changing our allocation of purchase price to goodwill, which is an intangible asset that is not amortized. We incurred significant IPR&D expenses related to the acquisitions of Xcel Pharmaceuticals Inc. and Infergen in 2005, Amarin in 2004 and Ribapharm in 2003.
      The major risks and uncertainties associated with the timely and successful completion of IPR&D projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.
      Goodwill and Intangible Assets: We amortize intangible assets (principally purchased product rights) over their estimated useful lives which range from 5 to 18 years. We allocate goodwill to reporting units (comprised of our operating segments) and we subject the amounts of goodwill to impairment tests at least annually. Intangible assets are tested for impairment when possible indicators of impairment are identified. We recorded impairment charges for intangible assets of $7,417,000 in 2005 and $4,797,000 in 2004. The charge in 2005 primarily relates to products sold in the United Kingdom, Germany and Spain which experienced revenue declines in recent years. The charge in 2004 primarily related to products sold in Italy for which the patent life was reduced by a decree by the Italian government. We evaluate intangible assets by comparing the carrying value of each intangible asset to the related undiscounted future cash flows. If the carrying value exceeds the undiscounted cash flows, the amount of the impairment is determined by comparing the carrying value to its fair value, as determined using discounted cash flows analysis.
      Revenue Recognition: We recognize revenues from product sales when title and risk of ownership transfers to the customer and all required elements as described in SEC Staff Accounting Bulletin No. 104 have been addressed. We record revenues net of provisions for rebates, discounts and returns, which are established at the time of sale. We calculate allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, as a percent of sales based on our historical return percentages and taking into account additional available information on competitive products and contract changes. Where we do not have data sharing agreements, we use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers and in retail pharmacies. We have data sharing agreements with the three largest wholesalers in the US. Based upon this information, adjustments are made to the allowance accrual if deemed necessary. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. We review our current methodology and assesses the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.
      In the United States, we record provisions for Medicaid and contract rebates based upon our actual experience ratio of rebates paid and actual prescriptions during prior quarters. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly and compared to industry data and claims made by states and other contract organizations to ensure that the historical trends are representative of current experience and that our accruals are adequate.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our reserve for rebates, product returns and allowances is included in accrued liabilities and was $35,177,000 and $18,184,000 at December 31, 2005 and 2004, respectively.
      We earn ribavirin royalties as a result of our sale of product rights and technologies to Schering-Plough and Roche. Ribavirin royalties are earned at the time the products subject to the royalty are sold by Schering-Plough and Roche. We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements.
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
      Income Taxes: Income taxes are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires that we recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established, when necessary, to reduce our deferred tax assets. In estimating the future tax consequences of any transaction, we consider all expected future events under presently existing tax laws and rates.
      Derivative Financial Instruments: We account for derivative financial instruments based on whether they meet our criteria for designation as hedging transactions, either as cash flow or fair value hedges. Our derivative instruments are recorded at fair value and are included in other current assets, other assets, accrued liabilities or debt. Depending on the nature of the hedge, changes in the fair value of a hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.
      Comprehensive Income: We have adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, minimum pension liabilities and changes in the fair value of certain derivative financial instruments.
      Per Share Information: We compute basic earnings per share by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding. We compute diluted earnings per share by adjusting the weighted-average number of common shares outstanding to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt or preferred stock. We adjust income available to common stockholders in these computations to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.
      Stock Based Compensation: In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123R using the modified prospective basis effective January 1, 2006. Our estimates of future stock-based compensation expense are affected by our stock price, the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions and the related tax effect.
      Through December 31, 2005, we have followed APB 25 to account for employee stock options. Under APB 25, using the intrinsic value method of accounting, no compensation expense is recognized if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
applied FAS 123 for disclosure purposes only, and recognize compensation expense on a straight-line basis over the vesting period of the award.
      The following proforma net income and earnings per share (or “EPS”) were determined as if we had accounted for employee stock options and stock issued under our employee stock plans under the fair value method prescribed by FAS 123.
      In order to estimate the fair value of stock options, we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions which can vary over time. Additional information about our stock option programs and the assumptions used in developing the pro forma amounts below are contained in Note 12.
      The stock compensation expense presented below is displayed net of related tax benefits. Since we have recorded valuation allowances for U.S. tax benefits in 2005 and 2004, no tax benefits have been attributed to the additional compensation expense for those years. Tax benefits were offset against the additional compensation expense in 2003.

	2005	2004	2003

	(In thousands, except per share amounts)
Net loss as reported	$(188,259)	$(169,797)	$(55,640)
Compensation costs related to the Company’s employee stock compensation plan, net of tax	2,139	96	—
Stock based employee compensation expense determined under fair value based method, net of related tax effects	(20,365)	(13,218)	(3,886)

Pro forma net loss	$(206,485)	$(182,919)	$(59,526)

Loss per share:
Basic — as reported	$(2.05)	$(2.02)	$(0.67)

Basic — pro forma	$(2.25)	$(2.18)	$(0.71)

Diluted — as reported	$(2.05)	$(2.02)	$(0.67)

Diluted — pro forma	$(2.25)	$(2.18)	$(0.71)

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

2.	Acquisitions
      Infergen: On December 30, 2005, we acquired the United States and Canadian rights to the Infergen business of InterMune, Inc. Infergen is indicated for the treatment of hepatitis C when patients have not responded to other treatments (primarily the combination of PEG-interferon and ribavirin) or have relapsed after such treatment. In connection with this transaction we acquired the rights to the Infergen product as currently approved by the FDA and rights to a clinical trial underway to expand the clinical applications of Infergen. We also employed InterMune’s marketing and research staffs who were dedicated to the Infergen product and projects and acquired third party contracts for the manufacture of Infergen. We paid InterMune consideration of $120 million in cash at the closing. We have also agreed to pay InterMune up to an additional $22.4 million, $20 million of which is contingent on certain milestones being reached. Additionally, as part of

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the acquisition transaction, we assumed a contract for the transfer of the manufacturing process for Infergen from one third party supplier to another. Under the contract we are obligated to pay the new third party supplier up to $11.7 million upon the attainment of separate milestones tied to the manufacturing process transfer.
      The components of the purchase price allocation for the Infergen acquisition is as follows (in thousands):

Purchase price:
Cash paid at closing	$120,000
Non-contingent future payments	2,400
Transaction costs	531

$122,931

Allocation:
Tangible assets	$6,771
In-process research and development	47,200
Intangible Product rights	66,000
Goodwill	2,960

$122,931

      The allocation of the purchase price includes $47,200,000 of IPR&D, which was expensed in 2005 and $66,000,000 of intangible product rights, which will be amortized over a period of ten years, and $2,960,000 of goodwill which have been allocated to our North American pharmaceutical reporting unit. The amount expensed as IPR&D represents our estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data to determine fair value requires significant judgment. Differences in those judgments would have the impact of changing the allocation of the purchase price to goodwill, which is an intangible asset that is not amortized. The goodwill resulting from the Infergen acquisition will be deductible for tax purposes.
      The estimated fair value of the IPR&D was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 41%) were then probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate is our estimate of the effective statutory tax rate for an acquisition of similar types of assets. These cash flows were then discounted to a present value using a discount rate of 15% which represents our estimated risk adjusted after tax weighted average cost of capital. We estimated we would incur future research and development costs of approximately $25,000,000 to complete the Infergen IPR&D project
      Melleril and Acurenal: During the third quarter of 2005 we acquired product rights to Melleril in Brazil from Novartis for consideration of approximately $5,900,000. Additionally, we paid approximately $2,000,000 for product rights to Acurenal in Poland. Sales of these products recorded during 2005 were $3.8 million. Costs of both of these acquisitions were capitalized as intangible product costs.
      Xcel Pharmaceuticals, Inc.: On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 in cash, plus expenses of $5,435,000. Under the terms of the purchase agreement, we paid an additional $7,470,000 as a post-closing working capital adjustment. The Xcel acquisition expanded our existing neurology product portfolio with four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Xcel’s products and sales organization had synergies with our then existing neurology products and

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
added retigabine to our pipeline of product candidates. These factors contributed to the recognition of goodwill in the purchase price. Approximately $44 million of the cash consideration was used to retire Xcel’s outstanding long-term debt.
      In connection with the Xcel acquisition, we completed an offering of 8,280,000 shares of our common stock in February 2005. We received net proceeds, after underwriting discounts and commissions, of $189,030,000 which were used to partially fund the Xcel acquisition. The remaining funds for the Xcel acquisition were obtained from existing cash and our marketable securities investments.
      Xcel’s results of operations have been included in our consolidated statement of operations since the date of acquisition. We allocated the purchase price based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. A portion of the purchase price was placed in an escrow account to cover potential claims under the purchase agreement that would arise within one year of the acquisition date. We recently filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement relating to Medicaid rebates on preacquisition sales and certain third-party claims. As of December 31, 2005, approximately $5.0 million of the Xcel purchase price was in an escrow fund to pay indemnification claims.
      The components of the purchase price allocation for the Xcel acquisition are as follows (in thousands):

Purchase price:
Cash paid	$280,000
Working capital adjustment	7,470
Transaction costs	5,435

$292,905

Allocation:
Xcel tangible assets acquired	$8,875
In-process research and development	126,399
Intangible product rights	103,500
Goodwill	54,131

$292,905

      The allocation of the purchase price includes $103,500,000 of intangible product rights, which is being amortized over a period of 10 years, $126,399,000 of IPR&D, which was expensed in 2005, and goodwill of $54,131,000 which was capitalized. Since the Xcel transaction was a stock purchase, neither the IPR&D nor the goodwill are deductible for tax purposes. We have allocated the goodwill to our North American pharmaceutical reporting unit.
      We estimated the fair value of the IPR&D based on the use of a discounted cash flow model (including an estimate of future sales at an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 35%) were probability weighted to take account of the stage of completion and risks surrounding the successful development and commercialization. The assumed tax rate is our estimate of the effective statutory tax rate for an acquisition of similar types of assets. The cash flows were discounted to a present value using a discount rate of 18%, which represents our risk adjusted after tax weighted average cost of capital for each product. We estimated we would incur future research and development costs of approximately $50,000,000 to complete the retigabine IPR&D project.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information presents the combined results of operations of the Company, Xcel and Infergen as if the acquisitions had occurred as of the beginning of the periods presented (in thousands except per share information). The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

	Year Ended December 31,

	2005	2004

	(Unaudited)
Net revenue	$870,663	$769,236
Loss from continuing operations	(227,073)	(326,252)
Net loss	(229,439)	(359,796)
Basic and diluted loss per share:
Loss from continuing operations	$(2.47)	$(3.54)
Net loss	$(2.49)	$(3.90)
      The proforma data above includes the charge for the write off of the IPR&D associated with the Xcel and Infergen transactions ($173,599,000) in both years presented.
      Amarin Pharmaceuticals, Inc.: On February 25, 2004, we acquired from Amarin Corporation, plc (“Amarin plc”) its U.S.-based subsidiary (“Amarin”) and all of its U.S. product rights (the “Amarin Acquisition”). Under the terms of the transaction, we acquired the rights to Amarin’s product portfolio, which included Permax® and a primary care portfolio with a broad range of indications. We also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin had received an approvable letter from the Food and Drug Administration (“FDA”) for Zelapar, subject to the completion of two safety studies. Those studies were completed and we filed the final results in late 2004. We paid $38,000,000 in cash at the closing for the Amarin acquisition.
      Subsequent to the Amarin Acquisition, we became aware of a significant amount of dated Amarin products in wholesaler channels. Under the terms of the original purchase agreement, Amarin plc was responsible for any excess inventory at wholesalers that existed at the date of acquisition. On September 27, 2004, we and Amarin plc entered into an amended purchase agreement (the “Amended Purchase Agreement”), which also revised certain milestone payments. Under the terms of the Amended Purchase Agreement, we were no longer obligated to pay up to $8,000,000 in milestone payments, but paid an additional $2,000,000 which we expensed as research and development in the third quarter of 2004 related to Amarin plc’s commitment to fund a portion of the Zelapar studies. We remain obligated to make a $10,000,000 milestone payment to the developer of Zelapar upon the attainment of specified sales thresholds. All other terms of the original purchase agreement remain substantially unchanged.
      Amarin’s results of operations have been included in our consolidated condensed financial statements from the date of acquisition. Allocation of the purchase price for the Amarin Acquisition is based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. The acquired intangible assets are being amortized using an estimated useful life of seven years. Amounts allocated to goodwill are deductible for tax purposes. Pro forma results are not presented as the acquisition did not materially affect our results of operations.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the purchase price allocation for the Amarin Acquisition are as follows (in thousands):

Purchase price:
Cash paid at closing	$40,000
Transaction costs	2,811
Less: Cash acquired	(601)

$42,210

Allocation:
Current assets	$2,642
Prepaid research and development	2,000
Property, plant, and equipment	205
Intangible product rights	37,113
Goodwill	7,180
In-process research and development	11,770
Other liabilities assumed	(18,700)

$42,210

      Tasmar®: On April 22, 2004, we acquired the worldwide rights, excluding the rights in European Union, to Tasmar® (tolcapone) from Roche. Tasmar is indicated for the treatment of Parkinson’s disease. Under the terms of the agreement, we paid $13,500,000 in cash, plus future additional royalty amounts. On September 13, 2004, we acquired the European Union rights to Tasmar from Roche for $11,400,000 in cash, plus future royalties. We accounted for the acquisition of Tasmar as intangible product rights.
      Ribapharm: In 2002 the Company sold a 20% minority interest in its Ribapharm subsidiary through a public offering of Ribapharm’s common stock. In August 2003, the Company repurchased the minority interest for a total purchase price of $207,658,000 (the “Ribapharm Acquisition”). The Company paid $6.25 in cash for each of the 29,900,703 outstanding publicly held shares of Ribapharm. Additionally, the Company included the fair value of the Company’s stock options issued in exchange for outstanding Ribapharm stock options in the purchase price. The fair value of stock options issued were determined based on a $15.43 stock price, the closing stock price on August 22, 2003, using the Black-Scholes option valuation model assuming an expected life of 4.2 years, weighted average risk-free rate of 2.3%, volatility of 62% and annual dividends of $0.31. The acquisition increased the Company’s ownership of Ribapharm to a 100% interest.
      The results of operations of Ribapharm have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in the Ribapharm income was excluded from the Company’s consolidated net income. Since the date of acquisition on August 25, 2003, no minority interest exists in Ribapharm and, accordingly, the Company’s consolidated net income includes the full amount of Ribapharm’s results from this date. As a result of the acquisition, minority interest included on the Company’s consolidated balance sheet relating to Ribapharm as of the acquisition date has been eliminated. The remaining minority interest reflected in our financial statements relates to foreign subsidiaries.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the purchase price allocation for the Ribapharm Acquisition are as follows (in thousands):

Purchase price:
Cash paid at closing	$186,879
Fair value of the Company’s options issued	10,415
Transaction costs	10,364

$207,658

Allocation:
In-process research and development	$117,609
Intangible product rights	67,376
Unearned compensation	2,700
Goodwill	13,065
Minority interest	33,859
Deferred tax liability	(26,951)

$207,658

      The aggregate purchase price was allocated to identifiable intangible assets acquired based on estimates of fair value using a discounted cash flow model. The intangible asset related to the ribavirin license agreements with Schering-Plough and Roche is amortized using an estimated useful life of five years. Identifiable intangible assets related to taribavirin, pradefovir (formerly referred to as remofovir) and Levovirin totaled approximately $101,000,000, $12,000,000, and $5,000,000, respectively, and were expensed as IPR&D since the technological feasibility of these assets had not been established and there was no alternative future use. The Company recorded deferred compensation cost related to the unvested intrinsic value of the Company’s options issued in exchange for unvested Ribapharm options, which will be amortized over 3 1/2 years. The remaining excess of the aggregate purchase price over the fair value of the identifiable net assets acquired was recognized as goodwill.
      The following unaudited pro forma financial information presents the combined results of the Company and Ribapharm as if the acquisition had occurred at the beginning of 2003 (in thousands except per share information):

Year Ended
December 31,
2003

(Unaudited)
Net revenue	$685,953
Loss from continuing operations	(63,017)
Net loss	(53,671)
Basic net loss per share:
Loss from continuing operations	$(0.75)
Net loss	$(0.64)
      The above pro forma financial information includes the IPR&D charge of $117,609,000 noted above and includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by Ribapharm related to the exchange offer for all Ribapharm outstanding publicly held shares. The expenses incurred by Ribapharm amounted to $4,544,000 in the year ended December 31, 2003.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      With respect to each of the business acquisitions discussed above, our allocations of the purchase prices are largely dependent on discounted cash flow analyses of projects and products of the acquired companies. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the compound based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, we cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as we estimated. For these reasons, among others, our actual results may vary significantly from the estimated results.

3.	Discontinued Operations
      In the second half of 2002, we made a strategic decision to divest our Photonics business, Circe unit, Russian Pharmaceuticals segment, biomedicals segment and raw materials businesses and manufacturing facilities in Central Europe. The results of the discontinued businesses have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented. As of December 31, 2005 all the major assets of these discontinued businesses had been disposed of.
      In August 2005 we disposed of a raw materials and manufacturing facility in Hungary for cash proceeds of $7,000,000. We recorded a net gain of $1,780,000 on this disposal of discontinued operations.
      In July 2004, we disposed of one of the raw materials business and manufacturing facility in Central Europe for net cash proceeds of $3,611,000. We recorded a net loss on disposal of discontinued operations of $1,522,000 related to the sale of this business in the year ended December 31, 2004.
      In September 2003, we sold the remaining assets of the biomedicals segment, Dosimetry, for gross cash proceeds of $58,000,000. We recorded a net gain on disposal of discontinued operations of $23,608,000 net of taxes of $15,526,000 related to the sale of Dosimetry in 2003.
      In June 2003, we sold the Russian Pharmaceuticals segment and certain assets of our biomedicals segment. We received gross proceeds of $55 million in cash for the Russian Pharmaceuticals segment and 727,990 shares of our common stock, which had a fair market value of $12,369,000, held by the purchaser for the assets of the biomedicals segment. We recorded a net loss on disposal of discontinued operations of $8,158,000 net of a tax benefit of $10,161,000 related to the sale of these businesses in the year ended December 31, 2003.
      We disposed of our Photonics business in two stages. First, we discontinued the medical services business in September 2002. Second, we sold the laser device business in March 2003 for approximately $505,000. In addition, we disposed of the Circe unit in the fourth quarter of 2002 for a nominal sales price.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized selected financial information for discontinued operations including assets held for sale for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Revenue	$9,041	$17,474	$117,467

Income (loss) before income taxes	$(3,889)	$(28,994)	$4,367
Income tax provision	—	—	1,603

Income (loss) from discontinued operations, net	(3,889)	(28,994)	2,764

Income (loss) on disposal of discontinued operations	1,523	(4,550)	10,474
Income tax provision	—	—	3,892

Income (loss) on disposal of discontinued operations, net	1,523	(4,550)	6,582

Income (loss) from discontinued operations	$(2,366)	$(33,544)	$9,346

      The assets and liabilities of discontinued operations including assets held for sale are stated separately as of December 31, 2005 and 2004 on the accompanying consolidated balance sheets. The major assets and liabilities categories are as follows (in thousands):

	December 31,

	2005	2004

Cash	$47	$129
Accounts receivable, net	45	3,352
Inventories, net	—	12,624
Property, plant and equipment, net	18	3,659
Deferred taxes and other assets	17	4,130

Assets of discontinued operations	$127	$23,894

Accounts payable	$13	$2,042
Accrued liabilities	19,118	22,932
Other liabilities	3,987	7,082

Liabilities of discontinued operations	$23,118	$32,056

      Environmental contamination has been identified in the soil under a facility built by us which housed operations of our discontinued Biomedicals division and is currently vacant. Remediation of the site will likely involve excavation and disposal of the waste at appropriately licensed sites. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. In July 2004, preliminary supplemental site characterization information was received. As a result of this information, we recorded an additional environmental charge of $16,000,000 which is included in loss from discontinued operations in 2004. As assessments and remediation progress, these liabilities will be reviewed and may be adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $19,118,000 and $21,475,000 as of December 31, 2005 and 2004, respectively, and are included in the liabilities of discontinued operations. Although we believe that these reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
possible loss that may be incurred in excess of amounts provided for as of December 31, 2005 cannot be reasonably estimated.

4.	Manufacturing Restructuring
      During 2003, we approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, and dispose of or close ten of our manufacturing sites (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan includes a refocus of our international operations to improve profitability and achieve greater operating efficiencies. We have made significant progress towards disposing of certain manufacturing sites and to date have sold eight sites We reassessed our reserves for impairment in the second quarter of 2004 because we accelerated our plan of disposing of the sites. The impairment analysis resulted in impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the year ended December 31, 2004. In addition to the impairment charge, we recorded $1,344,000 in restructuring and impairment charges related to severance for the year ended December 31, 2004.
      In 2005 we modified the Manufacturing Restructuring Plan to include the disposition of the manufacturing site in China and recorded an impairment reserve of $2,322,000 for this facility. Also, in 2005 we sold a plant in the United States, two plants in Argentina and one plant in Mexico and recorded a net gain of $1,816,000 on these sales.
      These restructuring charges are recorded as a component of costs and expenses in the consolidated statement of income. We will continue to depreciate the remaining sites until the facility closures are complete. We intend to dispose of the remaining manufacturing plants by selling each to a buyer who we believe will continue to operate the plant, including the assumption of employee obligations. However, we may not locate a buyer for the remaining manufacturing plants, which might require that we close these facilities and incur additional severance charges.

5.	Supplemental Cash Flow Disclosures
      The following table sets forth the amounts of interest and income taxes paid during 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Interest paid	$38,094	$54,892	$36,396

Income taxes paid	$63,224	$31,841	$34,011

6.	Concentrations of Credit Risk
      We are exposed to concentrations of credit risk related to our cash deposits and marketable securities. We place our cash and cash equivalents with respected financial institutions. Our cash and cash equivalents and marketable securities totaled $235,066,000 and $461,508,000 at December 31, 2005 and 2004, respectively, and consists of time deposits, money market funds, and municipal debt securities through approximately ten major financial institutions. We are also exposed to credit risk related to our royalties receivable from Schering-Plough and Roche, which totaled $27,306,000 and $17,329,000 at December 31, 2005 and 2004, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes
      The components of income (loss) from continuing operations before income taxes and minority interest for each of the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003

	(In thousands)
Domestic	$(243,845)	$(143,311)	$(102,225)
Foreign	112,426	90,888	88,465

	$(131,419)	$(52,423)	$(13,760)

      The income tax provision for each of the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003

Current:
Federal	$27,795	$(1,956)	$1,423
Effect of foreign earnings repatriation	4,526	—	—
State	1,377	24	1,858
Foreign	40,333	32,991	33,746

	74,031	31,059	37,027

Deferred:
Federal	257	45,529	9,286
State	—	(292)	(1,304)
Foreign	(20,101)	7,301	(5,546)

	(19,844)	52,538	2,436

	$54,187	$83,597	$39,463

      The Company’s effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate due to the following:

	2005	2004	2003

Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates	5%	(2)%	(5)%
Change in valuation allowance	(24)%	(209)%	(1)%
Net operating loss & examination adjustments	(20)%	—	5%
Ribapharm Acquisition expenses	—	—	2%
State tax and other, net	(3)%	17%	2%
Effect of IPR&D, not deductible for tax	(34)%	—	(325)%

Effective rate	(41)%	(159)%	(287)%

      Our effective tax rates for the years ended December 31, 2005 and 2004 were significantly affected by recording valuation allowances to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the U.S. net operating losses and research credits is dependent upon the Company generating sufficient taxable income in the United States prior to their expiration. At December 31, 2005, a valuation

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance of $133,875,000 had been recorded to offset the U.S. deferred tax assets. The U.S. valuation allowance was increased by $28,226,000 during 2005. Additionally, valuation allowances of $17,518,000 for foreign net operating losses had been recorded as of December 31, 2005.
      During 2005, the Internal Revenue Service completed an examination of our tax returns for the years 1997 through 2001 and proposed adjustments to the tax liabilities for those years plus associated interest and penalties. Although a formal protest has been filed in response to the proposed adjustments, we have recorded a related tax provision of $27,368,000. The provision consists of $62,317,000 for the estimated additional taxes, interest and penalties associated with the period 1997 to 2001 which is reduced by utilization of $34,949,000 of net operating losses and other carryforwards. While substantial net operating loss and other carryforwards are available to offset our U.S. tax liabilities, the additional tax provision results from annual utilization limitations on those carryforwards that would result if the Internal Revenue Service adjustments are upheld.
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
      In 2005, the effective tax rate was also affected by pre-tax losses resulting from restructuring, impairment and work force reduction charges of $11,868,000 for which a minimal tax benefit of $1,087,000 (9%) was recorded. This minimal tax benefit reflects uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, in 2005, we reversed valuation allowances of $10,527,000 on net operating losses for certain foreign operations and recorded a corresponding tax benefit due to the existence of additional evidence supporting the probability of realizing the benefit of these net operating losses. We also recorded net tax benefits associated with resolution of foreign examinations and tax law changes of $3,391,000.
      Additionally, our tax rate was impacted in 2005 and 2003 by IPR&D expenses associated with acquisitions which were structured as stock purchase transactions. IPR&D costs resulting from acquisitions structured as stock purchases are not deductible for U.S. tax purposes.
      During 2005, after the Xcel acquisition, one of our U.S. subsidiaries sold the rights for retigabine to one of our subsidiaries in Singapore. A gain on this intercompany transaction was recorded in the books of the U.S. subsidiary, but the gain was eliminated in consolidation for financial reporting purposes. This gain is, however, subject to tax in the United States, with a corresponding tax basis increase for the Singapore subsidiary. The U.S. tax liability created by this transaction of $16,127,000 has been recorded. However, because this is an intercompany transaction, the associated expense is deferred and recorded as prepaid tax. This amount may be offset by the carryback of future U.S. net operating losses, and will be amortized as the Singapore basis is amortized. Amortization of the prepaid tax of $538,000 was recorded as tax expense during 2005.
      In 2004, pre-tax losses resulting from restructuring and impairment charges of $19,344,000 and a European work force reduction charge of $4,262,000 for which the Company recorded a minimal tax benefit of $1,451,000 (6%) also affected our effective tax rate. This minimal tax benefit reflected uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. However, as described above, some of these benefits were recorded during 2005 when additional evidence supporting the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
probability of realizing the benefits became available. Additionally, in 2004, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico relating to tax years 1998 and 1999.
      During 2004 and 2003 and prior years, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company’s foreign subsidiaries with the exception of Subpart F income, since management intended to reinvest those undistributed earnings in the foreign operations. However, during the fourth quarter of 2004, legislation was passed that provided for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States during 2005 (The American Jobs Creation Act of 2004). To take advantage of this opportunity, the Company repatriated $205 million of earnings from certain foreign subsidiaries during 2005. Income tax expense of $4,526,000 associated with such repatriation has been recorded, and an additional cost of $5,337,000 has been recorded as a reduction of the U.S. net operating losses (net of valuation allowance this has no current effect on tax expense). Included in the consolidated accumulated deficit at December 31, 2005 is approximately $287.5 million of accumulated earnings of foreign operations that would be subject to United States income or foreign withholdings taxes, if and when repatriated. Management, however, does not intend to repatriate these amounts. We intend to reinvest the remaining undistributed earnings in foreign operations for an indefinite period of time.
      The primary components of the Company’s net deferred tax asset at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004	2003

Deferred tax assets:
NOL and capital loss carryforwards	$119,816	$111,782	$58,815
Inventory and other reserves	32,746	11,931	15,587
Tax credit carry forwards	7,841	12,966	7,136
Intangibles	25,085	—	—
Prepaid tax on intercompany transaction	15,589	—	—
Other	8,188	12,136	7,572
Valuation allowance	(151,393)	(122,154)	(20,509)

Total deferred tax asset	57,872	26,661	68,601

Deferred tax liabilities:
Fixed assets and other	(22,046)	(18,820)	(11,626)
Intangibles	(12,243)	(19,690)	(28,837)

Total deferred tax liability	(34,289)	(38,510)	(40,463)

Net deferred tax (liability) asset	$23,583	$(11,849)	$28,138

      In 2005 and 2004 the valuation allowance primarily relates to U.S. and foreign net operating losses.
      At December 31, 2005, the Company had U.S. federal, state and foreign net operating losses of approximately $111,771,000, $130,387,000 and $233,773,000, respectively. In 2008, $19,289,000 of the Company’s U.S. federal net operating losses will expire. The remainder will begin to expire in 2024. The state net operating losses will begin to expire in 2013 and the foreign net operating losses will begin to expire in 2007. The Company also has U.S. federal and state credits of $6,146,000 and $1,694,000 that will begin to expire in 2022.
      The tax benefits associated with the exercise of employee stock options in the amount of $307,000, zero and ($3,657,000) in 2005, 2004 and 2003 respectively, are recorded directly to additional capital. Tax benefits

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with the convertible note hedge were treated as permanent equity for book purposes (see note 10) of $3,757,000 and were also recorded directly to additional capital in 2005. As of December 31, 2005, approximately $462,000 of the valuation allowance related to the tax benefits of 2004 stock option deductions and $4,247,000 related to the 2004 tax benefits of the convertible note hedge are included in the Company’s net operating losses. At such time as the valuation allowance is released, the benefit will be credited to additional paid in capital. Additionally, approximately $16.8 million of deferred tax assets were included in our acquisition of Xcel with a full valuation allowance. Future releases of the valuation allowance related to these assets will be credited to goodwill.

8.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2005	2004	2003

Income:
Numerator for basic and dilutive earnings per share
Loss from continuing operations	$(185,893)	$(136,253)	$(64,986)

Income (loss) from discontinued operations	$(2,366)	$(33,544)	$9,346

Net loss	$(188,259)	$(169,797)	$(55,640)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	91,696	83,887	83,602
Employee stock options	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	91,696	83,887	83,602

Basic earnings (loss) per share:
Loss from continuing operations	$(2.03)	$(1.62)	$(0.78)
Discont inued operations, net of taxes	(0.02)	(0.40)	0.11
Basic net loss per share	$(2.05)	$(2.02)	$(0.67)

Diluted earnings (loss) per share:
Loss from continuing operations	$(2.03)	$(1.62)	$(0.78)
Discontinued operations, net of taxes	(0.02)	(0.40)	0.11
Diluted net loss per share	$(2.05)	$(2.02)	$(0.67)

      The $240,000,000 3.0% Convertible Subordinated Notes due 2010 and the $240,000,000 4.0% Convertible Subordinated Notes due 2013, discussed in Note 10, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. The accounting for convertible debt with such settlement features is addressed in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the notes’ conversion obligations consistent with Instrument C of EITF 90-19. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2005, 2004, and 2003 options to purchase 2,908,000, 2,789,000 and 1,131,000 weighted-average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.
      For the years ended December 31, 2005, 2004, and 2003 options to purchase 4,441,000, 2,661,000 and 3,526,000 weighted-average shares of common stock, respectively, were also not included in the computation of earnings per share because the options exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

9.	Detail of Certain Accounts
      The following tables present the details of certain amounts included in the consolidated balance sheet at December 31, 2005 and 2004.

	2005	2004

Accounts receivable, net:
Trade accounts receivable	$153,497	$142,925
Royalties receivable	27,306	17,329
Other receivables	12,669	17,620

	193,472	177,874
Allowance for doubtful accounts	(5,485)	(6,014)

	$187,987	$171,860

Inventories, net:
Raw materials and supplies	$34,931	$42,568
Work-in-process	28,726	24,002
Finished goods	85,152	59,612

	148,809	126,182
Allowance for inventory obsolescence	(12,775)	(13,932)

	$136,034	$112,250

Property, plant and equipment, net:
Land	$14,030	$14,492
Buildings	146,637	177,254
Machinery and equipment	166,573	170,503
Furniture and fixtures	30,344	30,860
Leasehold improvements	6,715	6,521

	364,299	399,630
Accumulated depreciation and amortization	(171,487)	(183,140)
Construction in progress	37,314	16,768

	$230,126	$233,258

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005 and 2004, construction in progress primarily includes costs incurred plant expansion projects in and costs associated with the installation of an enterprise resource planning information system.

	2005	2004

	(In thousands)
Accrued liabilities:
Payroll and related items	$44,659	$36,244
Accrued returns, rebates and allowances	35,177	18,184
Legal and professional fees	10,114	11,865
Accrued research and development costs	14,028	11,850
Dividends payable	81	6,509
Environmental accrual	2,333	5,031
Interest	4,864	5,029
Other	25,445	27,585

	$136,701	$122,297

      Goodwill and intangible assets: As of December 31, 2005 and 2004, goodwill and intangible assets were as follows (in thousands):

	December 31, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$763,653	$(257,380)	$595,699	$(206,367)
License agreements	67,376	(37,330)	67,376	(24,431)
Good will	79,486	—	20,499	—

Total intangible assets	$910,515	$(294,710)	$683,574	$(230,798)

      The increase in goodwill in 2005 is attributable to the Xcel and Infergen acquisitions.
      Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $68,832,000, $59,303,000 and $38,577,000, respectively, of which $61,415,000, $41,783,000, and $31,666,,000, respectively, was related to the amortization of acquired product rights. Estimated amortization expenses for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 are $70,725,000, $69,512,000, $62,770,000, $56,064,000, and $54,281,000, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
      As of December 31, 2005 and 2004, long-term debt consists of the following (in thousands):

	2005	2004

3% Convertible Subordinated Notes due 2010	$240,000	$240,000
4% Convertible Subordinated Notes due 2013	240,000	240,000
7% Senior Notes due 2011	295,692	298,833
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5%; interest and principal payable semi-annually through 2030	12,260	14,477
Notes payable due 2005	—	686
Other	982	72

	788,934	794,068
Less: current portion	(495)	(929)

Total long-term debt	$788,439	$793,139

      On May 14 and July 21, 2004, we repurchased $326,000,000 aggregate principal amount of our then outstanding 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $19,892,000 for the year ended December 31, 2004.
      In December 2003, we issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”). Interest on the 7% Senior Notes is payable semi-annually on June 15 and December 15 of each year. We may, at our option, redeem some or all of the 7.0% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. In addition, on or prior to December 15, 2006, we may, at our option, redeem up to 35% of the 7.0% Senior Notes with the proceeds of certain sales of our equity at a redemption price equal to 107.0% of the principal amount provided that at least 65% of the aggregate principal amount of the notes issued remains outstanding after the redemption. The 7.0% Senior Notes are senior unsecured obligations. They rank senior in right of payment to any of our existing and future subordinated indebtedness. The indenture governing the 7.0% Senior Notes includes certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets or the ability to consolidate or merge with another entity, subject to qualifications and exceptions. In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 in principal amount of the Senior Notes. See Note 11 for a description of the interest rate swap arrangement.
      In November 2003, we issued $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 (the “3.0% Notes”) and $240,000,000 aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture.. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. We have the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into our common stock at a conversion rate of 31.6336 shares per each $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy the conversion obligations by delivery, at our option in shares of our common stock, in cash or in a combination thereof. It is our intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations of the Company, ranking in right of payment behind our senior debt, including the 7.0% Senior Notes. In connection with the above note offerings, we used a portion of the proceeds to retire $139,589,000 aggregate principal amount of our then outstanding

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6 1/2% Notes, resulting in a loss on early extinguishment of debt of $12,803,000 for the year ended December 31, 2003.
      In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to the Company’s common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of the Company purchasing a call option on 12,653,440 shares of the Company’s common stock at a strike price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200,000,000 principal amount of the 3.0% Notes and $200,000,000 principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the notes. The written call option sold offset, to some extent, the cost of the written call option purchased. The net cost of the Convertible Note Hedge of $42,880,000 was recorded as the sale of a permanent equity instrument pursuant to guidance in EITF 00-19.
      The Company has mortgages totaling $12,260,000 payable in Swiss francs collateralized by certain real property of the Company.
      Aggregate annual maturities of long-term debt are as follows (in thousands):

2006	$495
2007	495
2008	495
2009	329
2010	240,208
Thereafter	546,912

Total	$788,934

      The estimated fair value of our public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $738,000,000 and $836,000,000 compared to its carrying value of $776,692,000 and $778,833,000 at December 31, 2005 and 2004, respectively.
      The Company maintains short and long-term lines of credit of $7,129,000 in the aggregate under which no borrowings were outstanding at December 31, 2005. The lines of credit provide for short-term borrowings and bear interest at variable rates based upon LIBOR or other indices.

11.	Derivatives and Hedging Activities
      We use derivative financial instruments to hedge foreign currency and interest rate exposures. We do not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor do we enter into trades for which there is no underlying exposure.
      Interest Rate Swap Agreement: In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of initially lowering our effective interest rate by exchanging fixed rate payments for floating rate payments. The agreement provides that we will exchange our 7.0% fixed-rate payment obligation for variable rate payments of six-month LIBOR plus 2.409% (7.184% as of December 31, 2005). The Interest Rate Swap is designated as a fair value hedge and is deemed perfectly effective. At December 31, 2005, the fair value of the Interest Rate Swap was ($4,307,891) and this amount has been offset against long-term debt as a fair value adjustment. In support of the Company’s obligation under the Interest Rate Swap, the Company is required to maintain a minimum level of cash and investment collateral depending on the fair

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market value of the Interest Rate Swap. As of December 31, 2005, $9,400,000 is recorded on the balance sheet in other assets related to collateral on the Interest Rate Swap.
      Foreign Currency Hedge Transactions: In March and June 2004, the Company entered into a series of forward contracts to reduce its exposure to variability in the Euro compared to the U.S. Dollar (the “Hedges”). The Hedges were terminated effective December 31, 2005. The Hedges covered the Euro denominated royalty payments on forecasted Euro royalty revenue. The Hedges were designated and qualified as cash flow hedges. The Hedges were consistent with the Company’s risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Hedges were determined to be fully effective as a hedge in reducing the risk of the underlying transaction. Unrealized losses of $5,630,000 were recorded in other comprehensive income for the year ended December 31, 2004. This unrealized loss was reclassified into earnings as the forward contracts were settled on a monthly basis through December 31, 2005.
      In May and November 2005 we entered forward contracts to reduce our exposure to the Polish Zloty through our net investment in our Polish subsidiary. At December 31 2005 the notional amount of these contracts was $45,000,000. This Hedge has been determined to be fully effective in reducing the risk of currency rate fluctuations with the Zloty. We have recorded losses of $2,043,000 related to this hedge agreement as accumulated translation losses at December 31, 2005.

12.	Common Stock
      In April 2003, we implemented the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 1998 Option Plan. The Incentive Plan increased the number of shares of common stock available for issuance from 11,604,000 to 18,104,000 in the aggregate. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock and stock bonuses (collectively, “awards”) to our key employees, officers, directors, consultants and advisors. Options granted under the Incentive Plan must have an exercise price that is not less than 85% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, 500,000 shares may be issued as phantom stock awards or restricted stock awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth information relating to the Incentive Plan during the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2002	5,550	$19.81
Granted	5,691	15.62
Assumed in mergers with subsidiaries (Note 2)	2,234	18.63
Exercised	(145)	11.89
Canceled	(1,029)	30.12

Shares under option, December 31, 2003	12,301	16.89
Granted	2,668	23.39
Exercised	(838)	12.66
Canceled	(795)	25.86

Shares under option, December 31, 2004	13,336	17.93
Granted	2,192	18.16
Exercised	(160)	20.10
Canceled	(736)	22.28

Shares under option, December 31, 2005	14,632	$17.80

Exercisable at December 31, 2003	3,770	$23.38

Exercisable at December 31, 2004	4,799	$19.56

Exercisable at December 31, 2005	7,197	$17.82

Options available for grant at December 31, 2003	4,084

Options available for grant at December 31, 2004	2,211

Options available for grant at December 31, 2005	513

      The schedule below reflects the number of outstanding and exercisable options as of December 31, 2005 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable

		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Remaining
Range of Exercise Prices	Shares	Price	Shares	Price	Life (years)

$ 8.10 to $13.08	4,909	$10.33	3,103	$10.03	6.96
$13.67 to $18.55	5,176	$17.88	1,658	$17.90	8.56
18.70 to 46.25	4,547	$25.77	2,436	$27.70	7.31

	14,632		7,197

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123 Assumptions and Fair Value: The fair value of options granted in 2005, 2004 and 2003 reported in Note 1 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Weighted-average life (year)	4.1	4.2	4.2
Volatility	41%	63%	56%
Expected dividend per share	$0.31	$0.31	$0.31
Risk-free interest rate	4.33%	3.71%	2.90%
Weighted-average fair value of options	$6.10	$11.26	$6.94
      2003 Employee Stock Purchase Plan: In May 2003, our Stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides employees with an opportunity to purchase common stock at a 15% discount. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of our fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In 2005, we issued 100,000 shares of common stock for proceeds of $1,644,000 under the Purchase Plan. During 2004, we issued 194,803 shares of our common stock for proceeds of $2,873,000 under the Purchase Plan.
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
      Dividends: We have paid quarterly cash dividends of $0.0775 per share for each quarter in 2005, 2004 and 2003. However we cannot assure that we will continue to do so.
      Other: During 2005, 2004 and 2003, pursuant to our approved director compensation plan, the Company granted its non-employee directors 147,465, 51,476 and 69,653 shares of phantom stock, respectively. Additionally in 2005 the Company granted certain officers of the company 90,000 shares of phantom stock. The phantom stock issued had a fair value of $2,752,000, $971,000 and $840,000,in the years ended December 31,2005 ,2004 and 2003, respectively. Each share of phantom stock granted to non-employee directors vests over one year, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. Each share of phantom stock granted to certain officers of the company vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock upon vesting. During 2005, 2004 and 2003, the Company recorded non-cash charges related to the vesting of phantom stock of $1,097,000, $899,000 and $515,000 respectively. As of December 31, 2005, there were 242,442 shares of phantom stock outstanding.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the second quarter of 2003, the Company sold the corporate aircraft for 166,980 shares of the Company’s common stock held by the purchaser with a fair market value of $2,837,000 which was the carrying value of this asset.
      In January 2003, the Company issued 41,305 shares of its common stock valued at $484,000 for consulting services rendered by non-employees.
      In connection with the termination agreement of a former officer the Company recorded a $672,000 non-cash charge relating to the modification of the term of options in 2003.

13.	Commitments and Contingencies
      We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:
      Section 10b-5 Litigation: Since July 25, 2002, multiple class actions have been filed against us and some of our current and former executive officers alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of our stock. The lawsuits generally claim that we issued false and misleading statements regarding our earnings prospects and sales figures (based upon “channel stuffing” allegations), our operations in Russia, the marketing of Efudex, and the earnings and sales of our Photonics division. The plaintiffs generally seek to recover compensatory damages, including interest.
      All the actions have been consolidated to the Central District of California. On June 24, 2004, the court dismissed the Second Amended Complaint as to the channel stuffing claim. The plaintiffs then stipulated to a dismissal of all the claims against us. The plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit seeking review of the dismissal of the claims against us. The plaintiffs filed their opening brief in the Ninth Circuit on February 7, 2005. A schedule for deciding the appeal has not yet been set by the court.
      Derivative Actions: We are a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering.
      On October 1, 2002, several of our former and current directors, as individuals, as well as Valeant, as a nominal defendant, were named as defendants in a second shareholder’s derivative complaint filed in the Delaware Court of Chancery, styled Paul Gerstley v. Norman Barker, Jr. et al. The original complaint in the Delaware action purported to state causes of action for violation of Delaware General Corporation Law Section 144, breach of fiduciary duties and waste of corporate assets in connection with the defendants’ management of our company. The allegations in the Delaware action were similar to those contained in the derivative lawsuit filed in Orange County, California, but included additional claims asserting that the defendants breached their fiduciary duties by disseminating materially misleading and inaccurate information.
      We established a Special Litigation Committee to evaluate the plaintiffs’ claims in both derivative actions. The Special Litigation Committee concluded that it would not be in the best interest of our shareholders to pursue many of the claims in these two lawsuits, but decided to pursue, through litigation or

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement, claims arising from the April 2002 decision of the Board to approve the payment of approximately $50,000,000 in bonuses to various members of the Board and management in connection with the initial public offering of Ribapharm (the “Ribapharm Bonuses”). The Court granted our motion to stay the California proceedings in favor of the similar Delaware proceedings. On October 27, 2003, the Delaware Court of Chancery granted our motion to realign us as plaintiff in the Delaware action.
      We have settled the litigation with respect to ten of the defendants, nine of whom each received Ribapharm Bonuses of $330,500, and one who received a Ribapharm Bonus of $500,000. Three of the settling defendants were first elected to our Board of Directors in 2001 (the “2001 Directors”), only one of whom currently serves on the Board of Directors. Pursuant to the settlements, the 2001 Directors forfeited their 2003 annual Board of Directors’ stipend and all of their restricted stock units in exchange for a release from further liability in the lawsuit (the “2001 Director Settlement”). The 2001 Director Settlement further provides that, in the event we negotiate a settlement with certain defendants on financial terms that are materially better than those set forth in the settlement agreements with the 2001 Directors, we agree to adjust the 2001 Directors’ settlement payment by a comparable proportion. Following court-sponsored mediation in the Delaware Court of Chancery, we entered into settlement agreements with seven other defendants. Pursuant to these settlements, six of these defendants (the “Outside Director Defendants”) are required to pay to us $150,000 in exchange for a release from further liability in the lawsuit. The Outside Director Defendants will receive an offset credit of $50,000 for release of their claimed right to payments for the automatic conversion of our stock options that were not issued to them in 2002. As provided in the settlement agreements, in July 2005, five of the Outside Director Defendants have paid in cash to us $50,000 each in settlement payments, with the remaining $50,000 to be paid on or before May 18, 2006. The other settling former director has paid $80,000 to us pursuant to his settlement agreement with us in exchange for a release from further liability in the lawsuit. On May 18, 2005, the Delaware Court of Chancery approved all of the settlements and dismissed all claims except those related to the Ribapharm Bonuses. Following the mediated settlement agreements, counsel for the 2001 Directors notified us that, in the 2001 Directors’ opinion, the settlement agreements with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlements with the 2001 Directors and have demanded that we pay to the 2001 Directors the sum of $50,000 each. We have advised the 2001 Directors that the settlement agreements reached with the other defendants do not trigger this provision. If it is deemed that the financial terms of the settlement with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlement with the 2001 Directors, the 2001 Directors’ settlement payment will be adjusted by a comparable proportion. Mediation was unsuccessful and has terminated with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,000,000 and $3,000,000, respectively. We filed a Second Amended Complaint on June 6, 2005, naming only Messrs. Panic and Jerney as defendants. The case was tried beginning February 27, 2006. Post-trial briefs are due by the end of summer. No date has been set for the post-trial hearing.
      Patent Oppositions: Various parties are opposing our ribavirin patents in actions before the European Patent Office (E.P.O.), and we are responding to these oppositions. One patent has been revoked by the Opposition Division of the E.P.O., and we have filed an appeal within the E.P.O. The revoked patent benefited from patent extensions in the major European countries that provided market protection until 2010. A second European patent is also the subject of an opposition proceeding in the E.P.O.
      Should the opponents ultimately prevail against both of our ribavirin patents, the ribavirin component of the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Although data exclusivity applies to these products until 2010, if no ribavirin patents remain in force in Europe, we will no longer receive royalties from Roche.
      Serbia & Montenegro: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW/ SPB/ JNK, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/ BWD/ SPB/ JNK. At issue in these matters were the parties’ respective rights and obligations with respect to ICN Yugoslavia, a joint venture formed by the parties’ predecessors-in-interest in 1990. In these proceedings, we asserted claims against the Federal Republic of Yugoslavia (“FRY”) and the Republic of Serbia, and counterclaims against the State Health Fund of Serbia (“Health Fund”) for, inter alia, unlawful seizure of our majority interest in the joint venture and failure to pay obligations to the joint venture in excess of $176,000,000. We sought damages in excess of $277,000,000. The Health Fund asserted claims against us for breach of the joint venture agreement based on our alleged failure to make our required capital contributions, and our alleged mismanagement of the joint venture. The Health Fund sought damages in excess of $270,000,000. Early in the proceedings the arbitral tribunal dismissed the FRY from these proceedings for lack of jurisdiction. In November 2004 the arbitral tribunal issued a final award in the case. The tribunal ruled that we had complied with our capital contribution obligations, that the Health Fund and Republic of Serbia had committed a de facto expropriation of our interest in the joint venture, and that we were entitled to a return of our capital contributions, including rights to certain pharmaceutical compounds and $50,000,000 in cash. The tribunal dismissed the remaining claims by us and by the Health Fund for lack of jurisdiction. We have entered into a Mutual Settlement and Release Agreement with the Republic of Serbia, the Health Fund and Galenika, resolving all outstanding issues, including issues set aside in the arbitration order for lack of jurisdiction. Subsequent to year end this matter was settled. (See Note 16 “Subsequent Event”.)
      Argentina Antitrust Matter: In July 2004, we were advised that the Argentine Antitrust Agency had issued a notice unfavorable to us in a proceeding against our Argentine subsidiary. The proceeding involves allegations that the subsidiary in Argentina abused a dominant market position in 1999 by increasing its price on Mestinon in Argentina and not supplying the market for approximately two months. The subsidiary filed documents with the agency offering an explanation justifying its actions, but the agency has now rejected the explanation. The agency is collecting evidence prior to issuing a new decision. Argentinean law permits a fine to be levied of up to $5,000,000 plus 20% of profits realized due to the alleged wrongful conduct. Counsel in the matter advises that the size of the transactions alleged to have violated the law will unlikely draw the maximum penalty.
      Permax Product Liability Cases: Valvular Heart Disease. From time to time, various plaintiffs have alleged that the use of Permax, a drug for the treatment of Parkinson’s Disease marketed and sold by Amarin Pharmaceuticals Inc., the shares of which were purchased by us in February 2004, caused valvular heart disease. We have also received from time to time and other claims alleging that the use of Permax caused congestive heart failure and other coronary-related damage, including a letter from an attorney purporting to represent five persons with such claims, but no litigation has yet been filed. All claims raised to date related to valvular heart disease have been settled by us, for amounts which, in the aggregate, do not represent a material effect on us.
      Compulsive Gambling. On July 18, 2005, we were served in a case captioned Barbara E. Hermansen and Robert B. Wilcox, Jr. v. Eli Lilly & Company, Elan Corporation, plc, Amarin Corporation plc and Valeant Pharmaceuticals International, Case No. 05 L 007276 in the Circuit Court of Cook County, Illinois, which case has subsequently been removed to federal court. This case alleges that the use of Permax caused the plaintiff to become a compulsive gambler, and as a result, he has suffered significant economic loss and hospitalization for suicide watch.
      Eli Lilly, the former holder of the right granted by the FDA to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between us and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, and defense costs associated with these claims. This case is in a preliminary stage and it is difficult to assess whether we will have any liability and, if such liability exists, what the extent of the liability would be.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Product liability insurance exists with respect to this claim. There can be no assurance that the insurance will be sufficient to cover this claim. and there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on our consolidated financial position, results of operation or liquidity.
      Kali Litigation: In March 2004, Kali Laboratories, Inc. submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which we acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) pending in the United States District Court of New Jersey. The complaint alleges that Kali’s filing of ANDA No. 76-843 is an act of infringement under 35 U.S.C. § 271(e)(4) of one or more claims of U.S. Patent No. 5,462,740. Kali has filed an answer and counterclaims, denying all allegations of the complaint and asserting affirmative defenses and counterclaims for non-infringement, invalidity and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. Xcel filed a reply to the counterclaims, denying all allegations. In October 2005, Kali filed an amended answer and counterclaims asserting affirmative defenses and counterclaims for non-infringement, invalidity, unenforceability due to inequitable conduct during prosecution of the patent, and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. In November 2005, we filed a reply to the amended counterclaims, denying all allegations. We will vigorously defend ourselves against Kali’s allegations. Fact discovery has closed but expert discovery is proceeding. The date for the pretrial conference is June 12, 2006. No trial date has been set.
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
      Trademark litigation: Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and the company’s VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions, including Argentina, Australia, Brazil, Chile, Colombia, Czech Republic, European Union, France, Germany, Indonesia, Israel, Japan, New Zealand, Romania, Slovak Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela, the United Kingdom and the United States. Valent Biosciences’ oppositions in Colombia, Czech Republic, France, Romania and Spain have been denied. While some or all of Valent Biosciences’ oppositions in Chile, Columbia, Switzerland and Turkey have been sustained, we have appealed those decisions. We have responded or will respond to the opposition proceedings that have been filed and discovery is ongoing in the opposition proceeding in the United States. Valent Biosciences has also filed for cancellation of the VALEANT trademark in Austria. If the cancellation filing or any of the opposition proceedings are successful, we would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in those particular jurisdictions.
      Other: We are a party to other pending lawsuits and subject to a number of threatened lawsuits. While the ultimate outcome of pending and threatened lawsuits or pending violations cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on us, at this time in the opinion of management, the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Business Segments
      We have four reportable specialty pharmaceutical segments comprised of our pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia. In addition, we have a research and development division. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 3 for discussion of discontinued operations.
      The following tables set forth the amounts of segment revenues, operating income and non-cash charges of the Company for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Revenues
Specialty pharmaceuticals
North America	$231,137	$142,799	$99,074
Latin America	173,233	151,726	136,008
Europe	260,372	253,748	232,031
Asia, Africa, Australia	66,293	57,820	51,358

Total specialty pharmaceuticals	731,035	606,093	518,471
Ribavirin royalties	91,646	76,427	167,482

Consolidated revenues	$822,681	$682,520	$685,953

Operating Income (Loss)
Specialty pharmaceuticals
North America	$68,082	$44,438	$29,972
Latin America	60,796	46,124	42,671
Europe	35,389	31,347	24,425
Asia, Africa, Australia	4,472	3,103	3,570

	168,739	125,012	100,638
Restructuring charges(1)	(1,253)	(19,344)	—

Total specialty pharmaceuticals	167,486	105,668	100,638
Research and development division	(39,071)	(38,860)	95,151
IPR&D(1)	(173,599)	(11,770)	(117,609)

Consolidated segment operating income	(45,184)	55,038	78,180
Corporate expenses	(52,720)	(50,877)	(56,607)
Interest income	13,169	12,432	8,888
Interest expense	(40,326)	(49,265)	(36,145)
Other, (exchange, loss on refinancing etc.)	(6,358)	(19,751)	(8,076)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(131,419)	$(52,423)	$(13,760)

Depreciation and Amortization
Specialty pharmaceuticals
North America	$39,029	$21,878	$15,887
Latin America	8,207	8,604	7,426
Europe	22,833	26,229	22,860
Asia, Africa, Australia	7,363	5,793	4,551

Total specialty pharmaceuticals	77,432	62,504	50,724
Corporate	3,238	3,176	3,647
Research and development division	16,681	21,458	10,436

	$97,351	$87,138	$64,807

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. For the year ended December 31, 2004, restructuring charges of $17,978,000 and $1,366,000 were incurred in the Europe and Latin America pharmaceutical segments, respectively. In 2005 restructuring include charges related to the writedown of a manufacturing plant in China of $2,322,000 offset in part by gains on the sales of facilities in the US, Mexico and Argentina.

	2005	2004	2003

Capital Expenditures
Specialty pharmaceuticals
North America	$3,218	$7,139	$2,094
Latin America	8,401	3,523	3,220
Europe	11,798	9,435	5,616
Asia, Africa, Australia	—	2,252	250

Total specialty pharmaceuticals	23,417	22,349	11,180
Corporate	19,659	2,156	3,548
Research and development division	2,449	2,108	2,878

	$45,525	$26,613	$17,606

      The following table sets forth the total assets and long-lived assets of the Company by segment as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Total Assets
Specialty pharmaceuticals
North America	$503,196	$439,084
Latin America	131,070	153,050
Europe	373,974	375,086
Asia, Africa, Australia	62,886	60,221

Total pharmaceuticals	1,071,126	1,027,441
Corporate	240,681	270,777
Research and development division	218,943	199,763
Discontinued operations	127	23,894

	$1,530,877	$1,521,875

Long-lived Assets
North America	$123,391	$111,782
Latin America	17,230	13,918
Europe	89,207	105,051
Asia, Africa, Australia	298	2,507

	$230,126	$233,258

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the sales of the Company’s ten largest product lines, the seven global brands currently being marketed and the largest of its promoted product lines for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,

Therapeutic Area/ Product	2005	2004	2003

Neurology
Diastat	$47,631	$—	$—
Mestinon(G)	43,531	41,631	41,879
Librax	18,159	16,868	11,774
Migranal	12,949	—	—
Dalmane/ Dalmadorm	12,285	12,146	10,636
Cesamet	10,009	4,957	3,258
Limbitrol	5,858	5,869	5,244
Tasmar(G)	5,829	3,551	3,875
Other Neurology	54,658	40,624	(a	)

Total Neurology	210,909	125,646	(a	)

Infectious Disease
Virazole(G)	15,352	13,822	18,716
Other Infectious Disease	21,465	44,607	(a	)

Total Infectious Disease	36,817	58,429	(a	)

Dermatology
Efudix(G)	60,179	45,453	26,821
Kinerase(G)	22,267	15,619	12,628
Oxsoralen-Ultra(G)	9,365	10,910	8,501
Dermatix(G)	9,189	7,034	2,493
Eldoquin	6,316	6,099	3,875
Other Dermatology	34,366	45,685	(a	)

Total Dermatology	141,682	130,800	(a	)

Other therapeutic Areas
Bedoyecta	46,884	30,654	26,955
Solcoseryl	18,983	14,397	16,186
Nyal	13,747	11,904	8,969
Bisocard	12,847	10,613	7,075
Calcitonin	9,645	10,420	13,638
Espaven	9,272	7,010	6,512
Aclotin	5,643	5,606	5,852
Espacil	5,979	5,028	4,938

Other products	218,627	195,586	374,028

Total other areas	341,627	291,218	464,153

Total product sales	$731,035	$606,093	$518,471

Total global product sales	$165,712	$138,020	$114,913

Total promoted product sales	$401,919	$279,591	$239,825

(G) – Indicates global brands.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	License Agreements
      Schering-Plough: In 1995, we entered into an exclusive license and supply agreement with Schering-Plough (the “License Agreement”). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. The FDA granted Schering-Plough approval for Peg-Intron (peginterferon alfa-2b) for use in Combination Therapy with Rebetol for the treatment of chronic hepatitis C in patients with compensated liver disease who are at least 18 years of age. Schering-Plough markets the Combination Therapy in the United States, Europe, Japan, and many other countries around the world based on the U.S. and European Union regulatory approvals.
      In November 2000, we entered into an agreement that provides Schering-Plough with certain rights to license various products we may develop. Under the terms of the agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that we may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin or taribavirin. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, we would receive royalty revenues based on the sales of licensed products.
      Under the terms of the agreement, we also granted Schering-Plough and an affiliate rights of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as rights of first/last refusal with respect to Levovirin and taribavirin (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if we intend to offer a license or other rights with respect to any of these compounds to a third party, we are required to notify Schering-Plough. At Schering-Plough’s request, we are required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If we cannot reach an agreement with Schering-Plough, we are permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, we are required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.
      If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, we may continue to develop that compound or license that compound to other third parties. The agreement with Schering-Plough will terminate the later of 12 years from the date of the agreement or the termination of the 1995 license agreement with Schering-Plough. The agreement was entered into as part of the resolution of claims asserted by Schering-Plough against the Company, including claims regarding our alleged improper hiring of former Schering-Plough research and development personnel and claims that the Company was not permitted to conduct hepatitis C research.
      Roche: On January 6, 2003, we entered into a license agreement with Roche (the “Roche License Agreement”) which authorizes Roche to make, have made and to sell its own version of ribavirin, known as Copegus, under our patents for use in combination therapy with Roche’s version of pegylated interferon, known as Pegasys, for the treatment of hepatitis C. Under the Roche License Agreement, Roche will register and commercialize Copegus globally. Roche will pay royalty fees to us on its sales of the combination product containing Copegus so long as we hold valid patents in the applicable jurisdictions.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approval of a generic form of oral ribavirin by the FDA in the United States was announced on April 7, 2004. With respect to Schering-Plough, effective royalty rates increase in tiers based on increased sales levels in the United States. As a result of reduced sales, the likelihood of achieving the maximum effective royalty rate in the United States is substantially diminished. With respect to Roche, pursuant to the license agreement, upon the entry of generics into the United States in April 2004, Roche ceased paying royalties on sales in the United States. Schering-Plough has launched a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of their generic ribavirin.

16.	Subsequent Events
      In March 2006 we announced that we had reached an agreement to resolve our long-standing dispute with the Health Fund of Serbia and the Republic of Serbia regarding their joint venture, Galenika. (See Note 13.) Under the agreement, Valeant collected $28 million of a total of $34 million agreed to be paid in settlement of the dispute. Valeant expects Serbia to pay the remaining $6 million in the first quarter of 2007.
      In January 2006, the parent company of one of our toll manufacturers in Europe filed for bankruptcy. Sales of products obtained from this manufacturer are estimated to be approximately $60 million in 2006. The supplier has developed a business plan to continue to successfully operate and we have developed plans to respond to a disruption should it occur. To date this bankruptcy filing has had no affect on our operations and the supplier continues to operate and meet its commitments to supply us with products.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Year	Expenses	Accounts	Deductions	of Year

	(In thousands)
Year ended December 31, 2005
Allowance for doubtful accounts	$6,014	$598	$(420)	$(707)	$5,485

Allowance for inventory obsolescence	$13,932	$10,145	$1,184	$(12,486)	$12,775

Deferred tax asset valuation allowance	$122,154	$44,545	$—	$(15,306)	$151,393

Year ended December 31, 2004
Allowance for doubtful accounts	$6,663	$823	$(1,325)	$(147)	$6,014

Allowance for inventory obsolescence	$11,583	$5,568	$(4,047)	$828	$13,932

Deferred tax asset valuation allowance	$20,509	$101,645	$—	$—	$122,154

Year ended December 31, 2003
Allowance for doubtful accounts	$7,646	$170	$249	$(1,402)	$6,663

Allowance for inventory obsolescence	$11,060	$6,686	$582	$(6,745)	$11,583

Deferred tax asset valuation allowance	$21,250	$—	$—	$(741)	$20,509

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As of December 31, 2005, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Management Responsibility for Financial Statements
      Management is responsible for the preparation of our consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles.

Management also has included in our consolidated financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.
      The independent registered public accounting firm audits our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.
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

Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13A-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2005, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements contained in this annual report of Form 10-K, has issued an attestation report on management’s assessment, which attestation appears in Item 8.

Changes in Internal Control over Financial Reporting
      There has been no significant change in our internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required under this Item is set forth in the Company’s definitive proxy statement to be filed in connection with the Company’s 2006 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.
      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting controller. The code of ethics has been posted on the Company’s internet website found at www.valeant.com. The Company intends to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on its website.

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
      3.     Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference
3.3		Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10	.8	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.15		Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10	.16†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.17†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/ A, which is incorporated herein by reference.
10	.18†	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10	.19†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K/ A dated March 25, 2005, which is incorporated herein by reference.
10	.20†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated March 21, 2005, previously filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K/ A dated March 25, 2005, which is incorporated herein by reference.
10	.21†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated December 30, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

10	.22†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005), John Cooper (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage, Cooper and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.23		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
**10	.24	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.25		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.26		Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2005, which is incorporated herein by reference.
**10	.27	Product Purchase Agreement, dated as of November 28, 2005, by and between Valeant Pharmaceuticals North America and InterMune, Inc., previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.
**10	.28	License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.29	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.30	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.31	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.32	Amendment No. 4, dated December 22, 2005, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
21	.	Subsidiaries of the Registrant.
23	.	Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International

By:	/s/ Timothy C. Tyson

Timothy C. Tyson
President and Chief Executive Officer
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy C. Tyson Timothy C. Tyson	President and Chief Executive Officer (Principal Executive Officer)	Date: March 15, 2006

/s/ Bary G. Bailey Bary G. Bailey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 15, 2006

/s/ Robert W. O’Leary Robert W. O’Leary	Chairman of the Board	Date: March 15, 2006

/s/ Edward A. Burkhardt Edward A. Burkhardt	Director	Date: March 15, 2006

/s/ Richard H. Koppes Richard H. Koppes	Director	Date: March 15, 2006

/s/ Lawrence N. Kugelman Lawrence N. Kugelman	Director	Date: March 15, 2006

/s/ Elaine Ullian Elaine Ullian	Director	Date: March 15, 2006

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	Date: March 15, 2006

/s/ Randy H. Thurman Randy H. Thurman	Director	Date: March 15, 2006

/s/ Robert A. Ingram Robert A. Ingram	Director	Date: March 15, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference
3.3		Bylaws of the Registrant previously filed as Exhibit 3.2 to Registration Statement No. 33-84534 on Form S-4, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10	.8	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/ A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.

Exhibit
Number		Description

10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.15		Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10	.16†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.17†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/ A, which is incorporated herein by reference.
10	.18†	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10	.19†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K/ A dated March 25, 2005, which is incorporated herein by reference.
10	.20†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated March 21, 2005, previously filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K/ A dated March 25, 2005, which is incorporated herein by reference.
10	.21†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated December 30, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.
10	.22†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005), John Cooper (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage, Cooper and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.23		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
**10	.24	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.25		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

10.26		Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2005, which is incorporated herein by reference.
**10	.27	Product Purchase Agreement, dated as of November 28, 2005, by and between Valeant Pharmaceuticals North America and InterMune, Inc. previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8K dated December 30, 2005, which is incorporated herein by reference.
**10	.28	License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.29	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.30	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.31	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
**10	.32	Amendment No. 4, dated December 22, 2005, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., filed herewith.
21	.	Subsidiaries of the Registrant.
23	.	Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.