Form 10-Q
period 2006-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2006-05-09
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

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
      The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of May 1, 2006 was 92,800,186.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(In thousands, except par value data)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$244,362	$224,856
Marketable securities	11,121	10,210
Accounts receivable, net	174,433	187,987
Inventories, net	137,729	136,034
Prepaid expenses and other current assets	38,862	36,652

Total current assets	606,507	595,739
Property, plant and equipment, net	217,813	230,126
Deferred tax assets, net	21,510	45,904
Goodwill	79,767	79,486
Intangible assets, net	519,614	536,319
Other assets	45,284	43,176
Assets of discontinued operations	105	127

Total non-current assets	884,093	935,138

	$1,490,600	$1,530,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$48,708	$55,279
Accrued liabilities	135,043	136,701
Notes payable and current portion of long-term debt	346	495
Income taxes payable	37,995	42,452

Total current liabilities	222,092	234,927
Long-term debt, less current portion	785,850	788,439
Deferred tax liabilities, net	5,126	28,770
Other liabilities	19,918	16,372
Liabilities of discontinued operations	23,024	23,118

Total non-current liabilities	833,918	856,699

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,793 (March 31, 2006) and 92,760 (December 31, 2005) shares outstanding (after deducting shares in treasury of 1,068 as of March 31, 2006 and December 31, 2005)	928	928
Additional capital	1,209,926	1,203,814
Accumulated deficit	(757,480)	(743,950)
Accumulated other comprehensive income (loss)	(18,784)	(21,541)

Total stockholders’ equity	434,590	439,251

	$1,490,600	$1,530,877

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Product sales	$180,757	$161,803
Ribavirin royalties	18,091	19,335

Total revenues	198,848	181,138

Costs and expenses:
Cost of goods sold (excluding amortization)	58,580	48,721
Selling expenses	64,270	52,815
General and administrative expenses	28,540	24,577
Research and development costs	29,535	25,724
Acquired in-process research and development	—	126,399
Gain on settlement of litigation	(34,000)	—
Restructuring charges	26,466	1,695
Amortization expense	17,523	13,968

Total costs and expenses	190,914	293,899

Income (loss) from operations	7,934	(112,761)
Other income (loss), net, including translation and exchange	937	(1,791)
Interest income	2,657	3,015
Interest expense	(10,437)	(9,681)

Income (loss) from continuing operations before income taxes and minority interest	1,091	(121,218)
Provision for income taxes	7,242	16,367
Minority interest, net	1	171

Loss from continuing operations	(6,152)	(137,756)
Loss from discontinued operations	(212)	(1,503)

Net loss	$(6,364)	$(139,259)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(1.55)
Loss from discontinued operations	$(0.00)	(0.02)

Basic and diluted net loss per share	$(007)	$(1.57)

Basic and diluted shares used in per share computation	92,770	88,836

Dividends paid per share of common stock	$0.08	$0.08

Dividends declared per share of common stock	$0.08	$0.08

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2006 and 2005
(Unaudited, in thousands)

					Accumulated
					Other
	Common Stcok				Comprehensive
			Additional	Accumulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2005	92,760	$928	$1,203,814	$(743,950)	$(21,541)	$439,251
Comprehensive income:
Net loss	—	—	—	(6,364)	—	(6,364)
Foreign currency translation adjustments	—	—	—	—	2,346	2,346
Unrealized loss on marketable equity securities and other	—	—	—	—	411	411

Total comprehensive income (loss)				(6,364)	2,757	(3,607)
Exercise of stock options	33	—	430	—	—	430
Stock compensation related to restricted stock unit grants	—	—	637	—	—	637
Stock-based compensation related to stock options and employee stock purchases	—	—	5,045	—	—	5,045
Dividends	—	—	—	(7,166)	—	(7,166)

Balance at March 31, 2006	92,793	$928	$1,209,926	$(757,480)	$(18,784)	$434,590

					Accumulated
					Other
	Common Stcok				Comprehensive
			Additional	Accumulate	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2004	84,219	$842	$1,004,875	$(534,205)	$4,711	$476,223
Comprehensive income:
Net loss	—	—	—	(139,259)	—	(139,259)
Foreign currency translation adjustments	—	—	—	—	(15,363)	(15,363)
Unrealized loss on marketable equity securities and other	—	—	—	—	3,258	3,258

Total comprehensive loss				(139,259)	(12,105)	(151,364)
Exercise of stock options	41	—	640	—	—	640
Stock compensation related to restricted stock unit grants	—	—	544	—	—	544
Issuance of common stock in connection with Xcel acquisition	8,280	83	189,310	—	—	189,393
Dividends	—	—	—	(7,154)	—	(7,154)

Balance at March 31, 2005	92,540	$925	$1,195,369	$(680,618)	$(7,394)	$508,282

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2006	2005

Cash flows from operating activities:
Net Loss	$(6,364)	$(139,259)
Loss from discontinued operations	212	1,503

Loss from continuing operations	(6,152)	(137,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,482	21,038
Provision for losses on accounts receivable and inventory obsolescence	3,597	1,594
Stock compensation expense	5,682	544
Translation and exchange (gains) losses, net	(937)	1,791
Impairment charges and other non-cash items	20,426	1,461
Acquired in-process research and development	—	126,399
Deferred income taxes	1,910	(14,026)
Change in assets and liabilities, net of effects of acquisitions:
Accounts Receivable	13,779	6,482
Inventories	(3,736)	(10,951)
Prepaid expenses and other assets	1,216	(129)
Trade payables and accrued liabilities	(9,886)	(7,740)
Income taxes payable	(9,085)	15,960
Other liabilities	842	3,995

Cash flow from operating activities in continuing operations	41,138	8,662
Cash flow from operating activities in discontinued operations	(281)	(471)

Net cash provided by operating activities	40,857	8,191

Cash flows from investing activities:
Capital expenditures	(13,351)	(4,848)
Proceeds from sale of assets	135	762
Proceeds from investments	2,000	498,600
Purchase of investments	(3,940)	(296,213)
Acquisition of businesses, license rights and product lines	—	(281,778)

Cash flow from investing activities in continuing operations	(15,156)	(83,477)
Cash flow from investing activities in discontinued operations	(1)	1

Net cash used in investing activities	(15,157)	(83,476)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(157)	(593)
Proceeds from issuance of stock	430	640
Proceeds from stock offering	—	189,393
Dividends paid	(7,173)	(6,502)

Net cash provided by (used in) financing activities	(6,900)	182,938

Effect of exchange rate changes on cash and cash equivalents	728	(4,794)

Net increase (decrease) in cash and cash equivalents	19,528	102,859
Cash and cash equivalents at beginning of period	224,903	222,719

Cash and cash equivalents at end of period	244,431	325,578
Cash and cash equivalents classified as part of discontinued operations	(69)	(132)

Cash and cash equivalents of continuing operations	$244,362	$325,446

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
      In the consolidated condensed financial statements included herein, “we”, “us”, “our”, “Valeant” and “the Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

1.	Organization and Summary of Significant Accounting Policies
      Organization: We are a global, science-based, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. In addition, we generate royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).
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
      Marketable Securities: We invest in investment grade securities and classify these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of March 31, 2006 and December 31, 2005, the fair market value of these securities approximated cost.
      Acquired In-Process Research and Development: We incurred an expense of $126,399,000 associated with acquired in-process research and development (“IPR&D”) related to the acquisition of Xcel Pharmaceuticals, Inc. (“Xcel”) in the three months ended March 31, 2005. Amounts expensed as IPR&D represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. Differences in those judgments would have the impact of changing the allocation of purchase price to goodwill, which is an intangible asset that is not amortized.
      The estimated fair value of these projects was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 35%) were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rate for acquisitions of similar type of assets. These cash flows were then discounted to a present value using a discount rate of 18% which is our estimated, after tax, adjusted weighted average cost of capital.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.
      Derivative Financial Instruments: Our accounting policies for derivative instruments are based on whether they meet our criteria for designation as hedging transactions, either as cash flow or fair value hedges. Our derivative instruments are recorded at fair value and are included in other current assets, other assets, accrued liabilities or debt. Depending on the nature of the hedge, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.
      Comprehensive Income: We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, minimum pension liability and changes in the fair value of derivative financial instruments.
      Per Share Information: Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In computing diluted earnings per share, the weighted-average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt; income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.
      Stock-Based Compensation Expense: On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under our Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).
      We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated condensed financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5,682,000, which consisted of stock-based compensation expense related to employee stock options and the Employee Stock Purchase Plan of $5,045,000, and stock-based compensation expense related to restricted stock unit awards of $637,000. Stock-based compensation expense of $544,000 for the three ended March 31, 2005, was related to restricted stock unit awards which we had been recognizing under previous accounting standards. If we had recognized stock compensation expense for stock options and the Employee Stock Purchase Plan in 2005 the net loss for the three months ended March 31, 2005 would have been $144,309,000 or $1.62 per basic and diluted share, an increase of $5,050,000 or $0.05 per basic and diluted share from the amounts reported.
      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated condensed statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
intrinsic value method, no stock-based compensation expense had been recognized in the financial statements, other than that related to restricted stock unit grants, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
      We have determined the value of stock option grants using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors (See Note 8). The value of stock options that are expected to vest is amortized to expense using the straight line, graded vesting method over the vesting period of each stock option granted. Previously, for purposes of the disclosure only calculations under SFAS 123, the aggregate value of stock option grants was amortized to expense on a straight line basis.
      Income tax benefits in the United States that are associated with the our stock option programs and stock compensation expense have been recorded net of a completely offsetting valuation allowance because, at this time, there is insufficient objective evidence to assure that the Company will have sufficient US taxable income to realize such benefits.
      Assets Held for Sale: Valeant has entered into a preliminary agreement of sale for a manufacturing facility in Warsaw, Poland. At March 31, 2006 the net book value of this facility ($7,421,000) is classified as assets held for sale and included in prepaid expenses and other current assets in the accompanying consolidated condensed financial statements.
      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
      Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation, with no effect on previously reported net income or stockholders’ equity.

2.	Restructuring
      On April 3, 2006 Valeant announced a restructuring program to reduce costs and accelerate earnings growth.
      The program is primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it relates to research and development activities is to focus our efforts and expenditures on three late stage projects (Viramidine and Infergen, both of which are potential treatments of patients with hepatitis C, and retigabine, a potential treatment for partial onset seizures of patients with epilepsy) currently in development. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. We intend to sell rights to, out-license or secure partners to share the costs of other major clinical projects and discovery programs that the research and development division has underway. The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the likely delay in the launch of Viramidine.
      The restructuring program is expected to reduce selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia,

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Africa and Asia (AAA), which have been managed as a separate business unit, will be combined with those of other regions.
      We anticipate that the total restructuring program will result in charges that will range between $90,000,000 and $115,000,000. Although no impairments currently exist for any of our long-lived asset groups under the assets held and used model of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” these anticipated charges include potential future losses that may occur upon the disposition of specific assets related to our manufacturing operations in Switzerland and Puerto Rico, as well as assets of other operations that may be sold or abandoned. The anticipated charges also include employee severance costs resulting from a reduction of approximately 750 employees, the majority of whom work in the manufacturing facilities anticipated to be disposed.
      We recorded a provision of $26,466,000 in the three months ended March 31, 2006 in connection with our decision to implement the restructuring program. This charge consists of the write off of the costs of assets to be abandoned in the restructuring process ($19,822,000) and an accrual for a portion of the severance costs of employees who will be terminated in the program ($6,644,000). The severance charges recorded in the three months ended March 31, 2006 relate to 103 employees in administrative and research positions whose positions were eliminated in the restructuring. The amount of the accrual for severance in the three months ended March 31, 2006 was determined in accordance with Financial Accounting Standard No. 112 “Employers’ Accounting for Postemployment Benefits.”
      In compliance with Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” certain costs relating to the termination of employees in the restructuring program were not recorded in the three months ended March 31, 2006 but will be recorded when communicated to the affected employees (in the second quarter of 2006). Other costs associated with the restructuring and the associated termination of employees in connection therewith will be expensed as incurred. Additionally, losses from assets expected to be sold will be recorded upon disposal, or earlier if an impairment of the carrying value of the assets is identified under FAS 144.
      Restructuring charges in the three month period ended March 31, 2005 relate to the decision to dispose of the Company’s manufacturing facility in China offset in part by the gain on the sale of a manufacturing plant in Argentina.

3.	Acquisitions
      Infergen: On December 30, 2005, we acquired the United States and Canadian rights to the Infergen business of InterMune, Inc. Infergen is indicated for the treatment of hepatitis C in patients who have not responded to other treatments or have relapsed after such treatment. In connection with this transaction we acquired the rights to the Infergen product as currently approved by the FDA and rights to a clinical trial underway to expand the clinical applications of Infergen. We also employed InterMune’s marketing and research staffs who were dedicated to the Infergen product and projects and acquired third party contracts for the manufacture of Infergen. We paid InterMune consideration of $120,000,000 in cash at the closing. Additionally, we have agreed to pay up to an additional $22,400,000 of which $20,000,000 is contingent on certain milestones being reached.
      Xcel Pharmaceuticals, Inc.: On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system for $280,000,000 in cash. Under the terms of the purchase agreement, we paid an additional $7,470,000 for a working capital adjustment. Xcel’s portfolio consisted of four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Approximately $44,000,000 of the cash consideration was used to retire Xcel’s outstanding long-term debt.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      In connection with the Xcel acquisition, we completed an offering of 8,280,000 shares of our common stock in February 2005. After underwriting discounts and commissions, we received net proceeds of $189,393,000, which was used to partially fund the Xcel acquisition. The remainder of the funds required for the Infergen and Xcel acquisitions was provided by available cash on hand.
      A portion of the purchase price for the Xcel acquisition was placed in an escrow account to cover potential claims under the purchase agreement that would arise within one year of the acquisition date. Prior to such date, we filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement relating to Medicaid rebates on preacquisition sales and certain third-party claims. As of March 31, 2006, approximately $5 million of the Xcel purchase price was in an escrow fund to pay indemnification claims.
      The following unaudited pro forma financial information presents the combined results of operations of Valeant, Infergen and Xcel for the three month period ended March, 31 2005 as if the acquisitions had occurred as of January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations or financial condition. (in thousands except per share information)

2005

Net revenues	$200,471
Loss from continuing operations	(195,522)
Net loss	(197,025)
Basic and diluted net loss per share:
Loss from continuing operations	$(2.11)
Net loss	$(2.13)
      The above pro forma financial information includes charges for acquired in-process research and development of $126,399,000 with respect to Xcel and $47,200,000 with respect to Infergen and adjustments for amortization of identifiable intangible assets acquired and interest expense as a result of the retirement of Xcel’s long-term debt. The effect of the IPR&D charges of Xcel and Infergen on the pro forma loss per share is $1.89.

4.	Discontinued Operations
      In the second half of 2002, we made a strategic decision to divest our Russian Pharmaceuticals segment, biomedicals segment, Photonics business, raw materials businesses and manufacturing facilities in Central Europe and Circe unit. During 2003, we disposed of the Russian Pharmaceuticals segment, biomedicals segment, Photonics business and Circe unit. During 2004, we disposed of one of the raw materials businesses and manufacturing facilities in Central Europe. During 2005 we completed the sale of the remaining raw materials business and manufacturing facility in Central Europe. In 2006 losses from discontinued operations consist of disposal of remaining real estate facilities and the wind down of administrative activities associated with these operations.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Summarized selected financial information for discontinued operations for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Revenues	$—	$2,092

Loss before income taxes	$(212)	$(1,285)
Loss on disposal of discontinued operations	—	(218)

Income (loss) from discontinued operations	$(212)	$(1,503)

      The assets and liabilities of discontinued operations are stated separately as of March 31, 2006 and December 31, 2005 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	March 31,	December 31,
	2006	2005

Cash	$69	$47
Accounts receivable, net	29	45
Property, plant and equipment, net	—	18
Other assets	7	17

Assets of discontinued operations	$105	$127

Accounts payable	$7	$13
Accrued liabilities	19,018	19,118
Other liabilities	3,999	3,987

Liabilities of discontinued operations	$23,024	$23,118

      Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site will involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $18,923,000 and $19,023,000 as of March 31, 2006 and December 31, 2005, respectively, and are included in the liabilities of discontinued operations. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of March 31, 2006 cannot be reasonably estimated.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2006	2005

Income (loss):
Numerator for basic and dilutive earnings per share — loss attributable to stockholders	$(6,364)	$(139,259)

Shares:
Denominator for basic and dilutive earnings per share — adjusted weighted-average shares outstanding	92,770	88,836

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(1.55)
Loss from discontinued operations	(0.00)	(0.02)

Basic and diluted net loss per share	$(0.07)	$(1.57)

      For the three months ended March 31, 2006 and 2005, options to purchase 1,746,000 and 2,868,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.
      For the three months ended March 31, 2006 and 2005, options to purchase 9,324,000 and 1,901,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Detail of Certain Accounts
      The following tables present the details of certain amounts included in the consolidated balance sheet at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Accounts receivable, net:
Trade accounts receivable	$134,912	$149,017
Royalties receivable	18,111	27,306
Other receivables	27,222	17,149

	180,245	193,472
Allowance for doubtful accounts	(5,812)	(5,485)

	$174,433	$187,987

Inventories, net:
Raw materials and supplies	$34,448	$34,931
Work-in-process	27,520	28,726
Finished goods	89,604	85,152

	151,572	148,809
Allowance for inventory obsolescence	(13,843)	(12,775)

	$137,729	$136,034

Property, plant and equipment, net:
Property, plant and equipment, at cost	$393,408	$401,613
Accumulated depreciation and amortization	(175,595)	(171,487)

	$217,813	$230,126

      Intangible assets: As of March 31, 2006 and December 31, 2005, intangible assets were as follows (in thousands):

	March 31, 2006		December 31, 2005

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$764,471	$(271,743)	$763,653	$(257,380)
License agreements	67,376	(40,490)	67,376	(37,330)

Total intangible assets	$831,847	$(312,233)	$831,029	$(294,710)

      Amortization expense for the three months ended March 31, 2006 and 2005 was $17,523,000 and $13,968,000, respectively, of which $14,364,000 and $10,709,000, respectively, related to amortization of acquired product rights.

7.	Income Taxes
      We experience losses in the United States tax jurisdiction, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses from reductions of future taxable income resulting from products in our

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
development pipeline, further growth in US product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The valuation allowance for the three months ended March 31, 2006 was approximately $6,500,000 resulting in a provision for income taxes of $7,242,000 which primarily represents the taxes payable on earnings in tax jurisdictions outside the United States and for state and local taxes payable within the U.S.
      Our effective tax rate for the three months ended March 31, 2005 was affected by pre-tax losses resulting from a restructuring charge of $1,695,000 and the write-off of acquired IPR&D expenses in connection with the Xcel acquisition of $126,399,000. These charges are not deductible for income tax purposes. The tax provision in the three months ended March 31, 2005 relates to the expected taxes on earnings in tax jurisdictions outside the United States.

8.	Common Stock and Share Compensation
      Stock Incentive Plan: In April 2003, we implemented the Company’s 2003 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 1998 Option Plan. The Incentive Plan increased the number of shares of common stock available for issuance from 11,604,000 to 18,104,000 in the aggregate. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock and stock bonuses (collectively, “awards”) to our key employees, officers, directors, consultants and advisors. Options granted under the Incentive Plan must have an exercise price that is not less than 85% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, 500,000 shares may be issued as phantom stock awards or restricted stock awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four year period from the date of grant.
      Stock Options Issued Under the Incentive Plan: The following table sets forth information relating to stock options issued under the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2004	13,336	$17.93
Granted	2,192	$18.16
Exercised	(160)	$20.10
Canceled	(736)	$22.28

Shares under option, December 31, 2005	14,632	$17.80
Granted	130	$17.22
Exercised	(33)	$13.07
Canceled	(257)	$27.64

Shares Under Option, March 31, 2006	14,472	$17.63

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at March 31, 2006	7,387	$17.39

Options available for grant at December 31, 2005	513

Options available for grant at March 31, 2006	635

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The schedule below reflects the number of outstanding and exercisable options as of March 31, 2006 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number	Exercise	Number	Exercise	Contractual
Range of Exercise Prices	of Shares	Price	of Shares	Price	Term (Years)

$8.10 to $13.08	4,845	$10.29	3,308	$10.07	6.71
$13.67 to $18.55	5,250	$17.87	1,657	$17.90	8.34
18.70 to 46.25	4,377	$25.46	2,422	$27.05	7.17

	14,472		7,387

      The fair value of options granted in 2006 and 2005 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005

Weighted-average life (years)	4.1	4.1
Volatility	39%	41%
Expected dividend per share	$0.31	$0.31
Risk-free interest rate	4.80%	4.33%
Weighted-average fair value of options	$5.48	$6.10
      The aggregate intrinsic value of the stock options outstanding at March 31, 2006 was $27,391,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at March 31, 2006 was $19,454,000. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices.
      Restricted Stock Units Issued Under the Incentive Plan: During 2005, 2004 and 2003, pursuant to our approved director compensation plan, we granted its non-employee directors 147,465, 51,476 and 69,653 shares of restricted stock units, respectively. Additionally in 2005 we granted certain officers of the Company, in the aggregate, 90,000 restricted stock units. The restricted stock units issued had a fair value (equal to the market price of the Company’s stock on the grant date) of $2,752,000, $971,000 and $840,000, in the years ended December 31, 2005, 2004 and 2003, respectively. Each restricted stock unit granted to non-employee directors vests over one year, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. Each restricted stock unit granted to certain officers of the company vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock upon vesting. As of March 31, 2006 and December 31, 2005, there were 242,442 restricted stock units outstanding During the three months ended March 31, 2006 and 2005, the Company recorded non-cash charges related to the vesting of restricted stock units of $637,000 and $544,000 respectively.
      2003 Employee Stock Purchase Plan: In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount to market price. Additionally, the market prices under the ESPP program are the lower of the Company’s stock price at the beginning or end of each six month ESPP enrollment period. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of our fiscal year for a period of ten years, ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In the year ending 2005, we issued 100,000 shares of common stock for

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
proceeds of $1,644,000. No shares were issued in the three month period ended March 31, 2006 (under the terms of the ESPP shares are issued twice each year in May and November). Under SFAS 123(R) we recorded $120,000 as compensation expense in the three month period ended March 31, 2006 for shares expected to be purchased under this plan. This amount consists of the 15% discount to market price offered to participating employees under the ESPP plus the additional value, determined under the Black-Scholes model, of the plan feature allowing purchased share price to be based on the lower of the Company’s share price at the beginning or end of each ESPP enrollment period.
      The components of stock compensation expense and the amounts of future expense that relate to outstanding but unvested stock options and phantom stock awards is set forth in the table below (amounts in thousands):

		To be
	Recorded as	Recorded as
	Expense	Expense in
	through	Future
	March 31, 2006	Periods

Employee stock options	$4,925	$23,266
Restricted stock units	637	1,664
Employee Stock Purchase Plan	120	—

Total stock based compensation expense	$5,682	$24,930

      Stock compensation expense for the three months ended March 31, 2006 was recorded in the following expense classifications.

Three Months Ended
March 31, 2006

Cost of goods sold	$413
Selling expenses	848
General and administrative expenses	3641
Research and development costs	780

$5,682

      The amounts of future stock compensation expense associated with outstanding stock options and restricted stock units is scheduled to be charged to expense as follows:

Remainder of 2006	$12,670
2007	8,160
2008	3,251
2009 and thereafter	849

$24,930

      Dividends: We have paid quarterly cash dividends of $0.0775 per share for each quarter in 2005 and the first quarter of 2006. However, we cannot assure that we will continue to do so.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies
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
      All the actions have been consolidated to the Central District of California. On June 24, 2004, the court dismissed the Second Amended Complaint as to the channel stuffing claim. The plaintiffs then stipulated to a dismissal of all the claims against us. The plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit seeking review of the dismissal of the claims against us. Oral argument before the Ninth Circuit in this matter has been scheduled for June 9, 2006.
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
      We have settled the litigation with respect to ten of the defendants, nine of whom each received Ribapharm Bonuses of $330,500, and one who received a Ribapharm Bonus of $500,000. Three of the settling defendants were first elected to our Board of Directors in 2001 (the “2001 Directors”), only one of whom currently serves on the Board of Directors. Pursuant to the settlements, the 2001 Directors forfeited their 2003 annual Board of Directors’ stipend and all of their restricted stock units in exchange for a release from

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
further liability in the lawsuit (the “2001 Director Settlement”). The 2001 Director Settlement further provides that, in the event we negotiate a settlement with certain defendants on financial terms that are materially better than those set forth in the settlement agreements with the 2001 Directors, we agree to adjust the 2001 Directors’ settlement payment by a comparable proportion. Following court-sponsored mediation in the Delaware Court of Chancery, we entered into settlement agreements with seven other defendants. Pursuant to these settlements, six of these defendants (the “Outside Director Defendants”) are required to pay to us $150,000 in exchange for a release from further liability in the lawsuit. The Outside Director Defendants will receive an offset credit of $50,000 for release of their claimed right to payments for the automatic conversion of our stock options that were not issued to them in 2002. As provided in the settlement agreements, in July 2005, five of the Outside Director Defendants have paid in cash to us $50,000 each in settlement payments, with the remaining $50,000 to be paid on or before May 18, 2006. The other settling former director has paid $80,000 to us pursuant to his settlement agreement with us in exchange for a release from further liability in the lawsuit. On May 18, 2005, the Delaware Court of Chancery approved all of the settlements and dismissed all claims except those related to the Ribapharm Bonuses. Following the mediated settlement agreements, counsel for the 2001 Directors notified us that, in the 2001 Directors’ opinion, the settlement agreements with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlements with the 2001 Directors and have demanded that we pay to the 2001 Directors the sum of $50,000 each. We have advised the 2001 Directors that the settlement agreements reached with the other defendants do not trigger this provision. If it is deemed that the financial terms of the settlement with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlement with the 2001 Directors, the 2001 Directors’ settlement payment will be adjusted by a comparable proportion. The claims with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,000,000 and $3,000,000, respectively, were tried in Delaware Chancery Court in a one-week trial beginning February 27, 2006. The Court will render its decision after the post-trial briefings and hearing conclude in the second quarter of 2006.
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
      Serbia & Montenegro: In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW/ SPB/ JNK, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/ BWD/ SPB/ JNK. At issue in these matters were the parties’ respective rights and obligations with respect to ICN Yugoslavia, a joint venture known as Galenika and formed by the parties’ predecessors-in-interest in 1990. In these proceedings, we asserted claims against the Federal Republic of Yugoslavia (“FRY”) and the Republic of Serbia, and counterclaims against the State Health Fund of Serbia (“Health Fund”) for, inter alia, unlawful seizure of our majority interest in the joint venture and failure to pay obligations to the joint venture in excess of $176,000,000. We sought damages in excess of $277,000,000. The Health Fund asserted claims against us for breach of the joint venture agreement based on our alleged failure to make our required capital contributions, and our alleged mismanagement of the joint venture. The Health Fund sought damages in excess of $270,000,000. Early in the proceedings the arbitral tribunal dismissed the FRY from these proceedings for lack of jurisdiction. In November 2004 the arbitral tribunal issued a final award in the case. The tribunal ruled

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
that we had complied with our capital contribution obligations, that the Health Fund and Republic of Serbia had committed a de facto expropriation of our interest in the joint venture, and that we were entitled to a return of our capital contributions, including rights to certain pharmaceutical compounds and $50,000,000 in cash. The tribunal dismissed the remaining claims by us and by the Health Fund for lack of jurisdiction. All matters regarding Galenika were settled pursuant to a Mutual Settlement and Release Agreement among us, the Republic of Serbia, the Health Fund and the Galenika entity, under which we were paid $28,000,000 on March 1, 2006 and will be paid an additional $6,000,000 on March 1, 2007, with respect to which we have received a bank letter of credit.
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
      Compulsive Gambling. On July 18, 2005, we were served a complaint in a case captioned Barbara E. Hermansen and Robert B. Wilcox, Jr. v. Eli Lilly & Company, Elan Corporation, plc, Amarin Corporation plc and Valeant Pharmaceuticals International, Case No. 05 L 007276 in the Circuit Court of Cook County, Illinois, which case has subsequently been removed to federal court. This case alleges that the use of Permax caused the plaintiff to become a compulsive gambler, and as a result, she has suffered significant economic loss and severe emotional and mental distress.
      Eli Lilly, the former holder of the right granted by the FDA to market and sell Permax in the United States, though such right was licensed to Amarin, and the source of the manufactured product, has also been named in the suits. Under an agreement between us and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, and defense costs associated with these claims. This case is in a preliminary stage and it is difficult to assess whether we will have any liability and, if such liability exists, what the extent of the liability would be. Product liability insurance exists with respect to this claim. There can be no assurance that the insurance will be sufficient to cover this claim, and there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on our consolidated financial position, results of operation or liquidity.
      Kali Litigation: In March 2004, Kali Laboratories, Inc. submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which we acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) pending in the United States District Court of New Jersey. The complaint alleges that Kali’s filing of ANDA No. 76-843 is an act of infringement under 35 U.S.C. §271(e)(4) of one or more claims of U.S. Patent No. 5,462,740. Kali

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
has filed an answer and counterclaims, denying all allegations of the complaint and asserting affirmative defenses and counterclaims for non-infringement, invalidity and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. Xcel filed a reply to the counterclaims, denying all allegations. In October 2005, Kali filed an amended answer and counterclaims asserting affirmative defenses and counterclaims for non-infringement, invalidity, unenforceability due to inequitable conduct during prosecution of the patent, and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. In November 2005, we filed a reply to the amended counterclaims, denying all allegations. We will vigorously defend ourselves against Kali’s allegations. Fact discovery has closed but expert discovery is proceeding. The date for the pretrial conference is June 12, 2006. No trial date has been set.
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
      Trademark litigation: Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and the company’s VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions, including Argentina, Australia, Brazil, Chile, Colombia, Czech Republic, European Union, France, Germany, Indonesia, Israel, Japan, Malaysia, New Zealand, Romania, Slovak Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela, the United Kingdom and the United States. Valent Biosciences’ oppositions in Colombia, Czech Republic, France, Romania, Spain and Turkey have been denied. Valent Biosciences unsuccessfully appealed the French decision and has appeals pending in Colombia, Romania, Spain and Turkey. While some or all of Valent Biosciences’ oppositions in Chile and Switzerland have been sustained, we have appealed those decisions. We have also initiated actions to cancel trademark registrations owned by Valent Biosciences in Germany, Israel and South Korea and have opposed an application for the Valent mark in Switzerland. We have responded or will respond to the opposition proceedings that have been filed and discovery is ongoing in the opposition proceeding in the United States. Valent Biosciences has also filed for cancellation of the VALEANT trademark in Austria. If the cancellation filing or any of the opposition proceedings are successful, we would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in the VALEANT mark those particular jurisdictions.
      Breach of contract: On March 11, 2005, Caleel + Hayden, LLC sued in the Superior Court of the State of California for the County of Orange alleging that our termination of their distribution agreement for Kinerase was a breach of the contract and constituted fraud. Plaintiff is seeking substantial damages, alleging, among other things, lost profits. Trial is scheduled for June 6, 2006.
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

10.	Business Segments
      We have four reportable pharmaceutical segments which are comprised of our pharmaceutical operations in North America, Latin America, Europe and Asia, Africa and Australia (AAA). In addition, we have a

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
research and development division. The restructuring program will result in the elimination of our AAA segment and combining the operations therein with those of other segments. Future financial reports will reflect this reorganization of responsibilities.
      The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Revenues
Specialty pharmaceuticals
North America	$75,212	$48,943
Latin America	35,788	32,060
Europe	56,257	65,875
AAA	13,500	14,925

Total specialty pharmaceuticals	180,757	161,803
Ribavirin royalties	18,091	19,335

Consolidated revenues	$198,848	$181,138

Operating Income (Loss)
Specialty pharmaceuticals
North America	$22,492	$16,694
Latin America	8,684	9,818
Europe	4,550	11,734
AAA	154	790

	35,880	39,036
Corporate expenses(1)	(23,190)	(14,367)

Total specialty pharmaceuticals	12,690	24,669
Restructuring charges(2)	(26,466)	(1,695)
Gain on litigation settlement	34,000	—
Research and development	(12,290)	(9,336)
Acquired IPR&D(2)	—	(126,399)

Consolidated segment operating income (loss)	7,934	(112,761)
Interest income	2,657	3,015
Interest expense	(10,437)	(9,681)
Other, net	937	(1,791)

Income (loss) from continuing operations before provision for income taxes and minority interest	$1,091	$(121,218)

(1)	All stock based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the total assets of the Company by segment as of March 31, 2006 and December 31, 2005 (in thousands):

	Total Assets

	March 31,	December 31,
	2006	2005

North America	$500,161	$503,196
Latin America	134,882	131,070
Europe	379,841	373,974
AAA	60,403	62,886
Corporate	202,054	240,681
Research and development division	213,154	218,943
Discontinued operations	105	127

Total	$1,490,600	$1,530,877

      The following table sets forth the long term assets of the Company by segment as of March 31, 2006 and December 31, 2005 (in thousands)

	Long Term Assets

	March 31,	December 31,
	2006	2005

North America	$418,779	$426,745
Latin America	38,970	39,287
Europe	130,274	129,952
AAA	21,072	21,762
Corporate	121,814	158,801
Research and development division	153,184	158,464

Total	$884,093	$935,011

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,		%
			Increase/
	2006	2005	(Decrease)

Dermatology
Efudix/ Efudex®(b)	$15,581	$19,276	(19)%
Kinerase®(b)	6,860	4,435	55%
Oxsoralen-Ultra®(b)	3,508	2,968	18%
Dermatixtm	1,834	1,896	(3)%
Other Dermatology	8,569	8,133	5%
Infectious Disease
Infergen®(b)	13,705	—	—
Virazole®(b)	5,157	4,195	23%
Other Infectious Disease	4,731	5,853	(19)%
Neurology
Diastat(b)	12,022	5,177	132%
Mestinon®(b)	9,817	9,860	(0)%
Cesamet	3,303	2,055	61%
Migranal	3,115	774	302%
Librax	2,919	4,080	(28)%
Dalmane/ Dalmadorm	2,466	2,642	(7)%
Limbitrol	1,510	1,294	17%
TASMAR®	1,185	939	26%
Other Neurology	14,591	10,568	38%
Other Therapeutic Classes
Bedoyectatm(b)	10,580	9,244	14%
Bisocard(b)	3,565	2,655	34%
Solcoseryl(b)	3,377	4,194	(19)%
Calcitonin	1,850	2,585	(28)%
Nyal	1,754	2,474	(29)%
Aclotin	1,372	1,520	(10)%
Espaven	1,302	1,562	(17)%
Other pharmaceutical products	46,084	53,424	(14)%

Total product sales	$180,757	$161,803	12%

Total promoted product sales(a)	$106,782	$83,825	27%

Total top 10 products based on 2006 sales	$84,172	$62,004	36%

(a)	The products named above are all promoted products with estimated annualized sales in excess of $5 million.

(b)	Represents ten products with the largest amount of sales in the first quarter of 2006.
      During the three months ended March 31, 2006 two customers in the United States accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation were $23,068,000 and sales to Cardinal Health were $18,112,000 in the three month period ended March 31, 2006. In prior years no single customer accounted for more than 10% of product sales in any period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a global, science-based, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. We focus our greatest resources and attention principally in the therapeutic areas of neurology, infectious disease and dermatology. Our marketing and promotion efforts focus on our promoted products, which include products marketed globally, regionally and locally with annual sales in excess of $5 million. Our products are currently sold in more than 100 markets around the world, with our primary focus on the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, and Spain.
      Our two primary value drivers are: a specialty pharmaceutical business with a global platform, and strong clinical development and regulatory capabilities. We believe that our global reach and focused clinical development capability make us unique among specialty pharmaceutical companies, and provide us with the ability to take compounds through the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties currently represent a much smaller contribution to our revenues than they have in the past.

Specialty Pharmaceuticals
      Specialty pharmaceutical sales accounted for 91% and 89% of our total revenues from continuing operations for the three months ended March 31, 2006 and 2005, respectively, and increased $18,954,000 (12%) in the three months ended March 31, 2006 compared to the similar period in 2005. The increase in specialty pharmaceutical sales was due to an approximate 8% increase in volume, a 5% increase due to changes in selling prices, and a 1% negative impact from foreign exchange rate fluctuations. New products acquired in the Xcel and Infergen transactions contributed $24,747,000 to the increase in sales, which was offset in part by decreases in sales of other product lines.
      Our specialty pharmaceutical business focuses its efforts in three therapeutic areas and a portfolio of promoted products which we have identified as offering the best opportunities for returns on investment. Promoted products constituted 59% and 52% of our specialty pharmaceutical sales for the three months ended March 31, 2006 and 2005, respectively. Sales of promoted products increased $22,957,000 (27%) in the three months ended March 31, 2006 compared to the similar period in 2005. Newly acquired promoted products contributed $22,891,000 of this increase. We also experience generic challenges to some products and pricing challenges, primarily in Europe, through government imposed price controls and reductions. We expect these challenges to continue.

Clinical Development
      We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and neurology. Research and development expenses for the three months ended March 31, 2006 and 2005 were $29,535,000 and $25,724,000, respectively, and increased $3,811,000 (15%) in the three months ended March 31, 2006 compared to the same period in 2005. Research and development costs have increased sharply in 2005 and 2006 over prior years as a result of clinical trials conducted for late stage drug candidates.
      In April 2006 we announced a major restructuring program which will result in a reduction of the size and scope of our research and development activities. See Company Strategy and Restructuring below.

Ribavirin Royalties
      Ribavirin royalty revenues decreased $1,244,000 (6%) and accounted for 9% of our total revenues from continuing operations for the three months ended March 31, 2006 as compared to 11% in 2005. The decline in ribavirin royalty revenues for the three months ended March 31, 2006 as compared to the same period in the prior year was primarily due to reductions in reserves against the royalty revenues recorded in the three month period ended March 31, 2005.

Company Strategy and Restructuring
      The key elements of our strategy, as refined by the restructuring program announced on April 3, 2006, include the following:

Targeted Growth of Existing Products. We focus our business on key markets, across three core therapeutic areas. We believe that our core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. We intend to continue to pursue life cycle management strategies for our products.

Efficient Manufacturing and Supply Chain Organization. The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations and further reduce our excess capacity after considering the likely delay in the launch of Viramidine. Under our global manufacturing strategy, we also seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing or by other actions to improve efficiencies. We have undertaken major process improvement initiatives and the deployment of lean six sigma process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution.

Clinical Development Activities. We are focusing efforts and expenditures on three late stage projects (Viramidine and Infergen, both of which are potential treatments of patients with hepatitis C, and retigabine, a potential treatment for partial onset seizures of patients with epilepsy) currently in development. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. We intend to sell rights to, out-license or secure partners to share the costs of other major clinical projects and discovery programs that the research and development division has underway.

Product Acquisitions. We plan to selectively license or acquire product candidates, technologies and businesses from third parties which complement our existing business and provide for effective life cycle management of key products. We believe that our drug development and commercialization expertise will allow us to recognize licensing opportunities and to capitalize on research initially conducted and funded by others.
      The restructuring program will also result in reduced selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Asia, Africa and Australia, (“AAA”) which have been managed as a separate business unit, will be combined with those of other regions.
      We anticipate that the total restructuring program will result in charges that will range between $90,000,000 and $115,000,000. Although no impairments currently exist for any of our long-lived asset groups under the assets held and used model of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” these anticipated charges include potential future losses that may occur upon the disposition of specific assets related to our manufacturing operations in Switzerland and Puerto Rico, as well as assets of other operations that may be sold or abandoned. The anticipated charges also include employee severance costs resulting from a reduction of approximately 750 employees, the majority of whom work in the manufacturing facilities anticipated to be disposed.
      We recorded a provision of $26,466,000 in the three months ended March 31, 2006 in connection with our decision to implement the restructuring program. This charge consists of the write off of the costs of assets to be abandoned in the restructuring process ($19,822,000) and an accrual for a portion of the severance costs of employees who will be terminated in the program ($6,644,000). The severance charges recorded in the three months ended March 31, 2006 relate to 103 employees in administrative and research positions whose positions were eliminated in the restructuring. The amount of the accrual for severance in the three months ended March 31, 2006 was determined in accordance with Financial Accounting Standard No. 112 “Employers’ Accounting for Postemployment Benefits.”

      In compliance with Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” certain costs relating to the termination of employees in the restructuring program were not recorded in the three months ended March 31, 2006 but will be recorded when communicated to the affected employees (in the second quarter of 2006). Other costs associated with the restructuring and the associated termination of employees in connection therewith will be expensed as incurred. Additionally, losses from assets expected to be sold will be recorded upon disposal, or earlier if an impairment of the carrying value of the assets is identified under FAS 144.
Results of Operations
      For the first quarter of 2006, our four reportable pharmaceutical segments were comprised of pharmaceuticals operations in North America, Latin America, Europe and AAA. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see Note 10 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.
      Our restructuring will result in our four pharmaceutical segments being consolidated into three. Future financial reports will include the new segment organization.
      The following table compares 2006 and 2005 revenues by reportable segments and operating expenses for the three months ended March 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended
	March 31,
			Increase/	Percent
	2006	2005	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$75,212	$48,943	$26,269	54%
Latin America	35,788	32,060	3,728	12
Europe	56,257	65,875	(9,618)	(15)
AAA	13,500	14,925	(1,425)	(10)

Total specialty pharmaceuticals	180,757	161,803	18,954	12
Ribavirin royalties	18,091	19,335	(1,244)	(6)

Total revenues	198,848	181,138	17,710	10
Costs and Expenses
Cost of goods sold (excluding amortization)	58,580	48,721	9,859	20
Selling expenses	64,270	52,815	11,455	22
General and administrative expenses	28,540	24,577	3,963	16
Research and development costs	29,535	25,724	3,811	15
Gain on settlement of litigation	(34,000)	—	(34,000)
Acquired IPR&D	—	126,399	(126,399)	(100)
Restructuring charges	26,466	1,695	24,771	1,461
Amortization expense	17,523	13,968	3,555	25

Operating income (loss)	$7,934	$(112,761)	$120,695	(107)

Gross profit on product sales (excluding amortization)	$122,177	$113,082	$9,095	8

Gross profit margin on product sales	68%	70%

      Specialty Pharmaceutical Revenues: Specialty pharmaceutical sales increased $18,954,000 (12%) for the three months ended March 31, 2006 over 2005. The increase in pharmaceutical sales was led by our promoted products which increased $22,957,000 (27%). In addition, sales of products acquired from Xcel and

Infergen contributed $32,046,000 and $7,298,000 to pharmaceutical sales in the three months ended March 31, 2006 and 2005, respectively.
      In the North America pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $75,212,000 compared to $48,943,000 for 2005, an increase of $26,269,000 (54%). The increase was primarily driven by sales of products acquired from Xcel (which were acquired on March 1, 2005) and Infergen (which was acquired on December 30, 2005). Sales of products acquired from Xcel totaled $18,341,000 in the three months ended March 31, 2006 and $7,299,000 in the three months ended March 31, 2005 (representing only one month’s sales in 2005). Sales of Infergen were $13,705,000 in the three months ended March 31, 2006; we did not record any sales of Infergen in 2005.
      In the Latin America pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $35,788,000 compared to $32,060,000 for 2005, an increase of $3,728,000 (12%). The increase is primarily due to favorable foreign exchange effects ($2.1 million), sales of a newly acquired product, Melleril, in Brazil ($1,408,000) and increased sales of Bedoyecta ($1,336,000) resulting from a continuing successful direct-to-consumer campaign. These increases were partially offset by declines in sales of non-promoted products.
      In the Europe pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $56,257,000 compared to $65,875,000 for 2005, a decrease of $9,618,000 (15%). Approximately $3,769,000 of the decrease in European sales is attributable to currency exchange rate movements and approximately $6,200,000 is due to lower sales volumes. The lower sales volumes were experienced across all European markets with the exceptions of Poland and the United Kingdom. Sales in Germany decreased approximately $5,922,000 partially as a result of changes in purchase patterns in the wholesale market.
      In the AAA pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $13,500,000 compared to $14,925,000 for 2005, a decrease of $1,425,000 (10%). The decrease was primarily due to lower sales in China and Australia.
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
      Ribavirin royalties from Schering-Plough and Roche for the three months ended March 31, 2006 were $18,091,000 compared to $19,335,000 for 2005, a decrease of $1,244,000 (6%). The relative decline in ribavirin royalty revenues for the three months ended March 31, 2006 as compared to the same period in the prior year primarily reflects reductions in reserves against the royalty revenues recorded in the three month period ended March 31, 2005.
      Gross Profit Margin (excluding amortization): Gross profit margin on pharmaceutical sales for the three months ended March 31, 2006 was 68% compared to 70% in 2005. The decrease in gross profit margin is attributable to a temporary maintenance shutdown in our Mexico plant that lasted longer than anticipated and to adjustments made for products that were not manufactured to specifications and to other inventory write-offs. Cost of goods sold in 2006 includes a provision of $413,000 related to employee stock option and purchase programs following the implementation of SFAS 123(R).
      Selling Expenses: Selling expenses were $64,270,000 for the three months ended March 31, 2006 compared to $52,815,000 for 2005, an increase of $11,455,000 (22%). As a percent of pharmaceutical sales, selling expenses were 36% for the three months ended March 31, 2006 compared to 33% for 2005. The increase in selling expenses reflects our increased promotional efforts primarily in North America and includes costs related to the launch of line extensions and new products. Selling expenses in 2006 include a provision of $848,000 for expenses associated with stock option and stock purchase programs following the implementation of SFAS 123(R).

      General and Administrative Expenses: General and administrative expenses were $28,540,000 for the three months ended March 31, 2006 compared to $24,052,000 for 2005, an increase of $4,488,000 (19%). As a percent of pharmaceutical sales, general and administrative expenses were 16% for the three months ended March 31, 2006 compared to 15% for 2005. Stock compensation expense included in general and administrative expense increased to $3,641,000 in 2006 from $544,000 in 2005 as a result of implementing SFAS 123(R). Excluding stock compensation costs, general and administrative expenses declined as a percentage of pharmaceutical revenues in 2006 as compared to 2005.
      Research and Development: Research and development expenses were $29,535,000 for the three months ended March 31, 2006 compared to $25,724,000 for 2005, an increase of $3,811,000 (15%). The increase in research and development expenses reflects the costs of clinical trials for Viramidine and pradefovir. Research and development expenses include $780,000 of stock compensation expense in 2006 following the implementation of SFAS 123(R).
      Gain on litigation settlement: In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika. We received a payment of $28,000,000 in March 2006 and will receive an additional $6,000,000 in 2007, with respect to which we have received a bank letter of credit.
      Acquired In-Process Research and Development: In the three months ended March 31, 2005, we incurred an expense of $126,399,000 associated with IPR&D related to the acquisition of Xcel Pharmaceuticals, Inc. The amount expensed as acquired IPR&D represents our estimate of fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.
      Restructuring Charges: On April 3, 2006 Valeant announced a restructuring program to reduce costs and accelerate earnings growth. This program is discussed in more detail in the Company Strategy and Restructuring above.
      We recorded a provision of $26,466,000 in the three months ended March 31, 2006 in connection with our decision to implement the restructuring program. This charge consists of the write off of costs related to assets to be abandoned ($19,822,000) and a portion of the severance costs of employees who will be terminated in the program ($6,644,000).
      Restructuring charges of $1,695,000 in the three months period ended March 31, 2005 relate to the decision to dispose of the Company’s manufacturing facility in China ($2,220,000) offset in part by the gain ($525,000) on the sale of a manufacturing plant in Argentina.
      Amortization: Amortization expense was $17,523,000 for the three months ended March 31, 2006 compared to $13,968,000 for 2005, an increase of $3,555,000 (5%). The increase was due to amortization of intangibles acquired with the acquisition of Xcel and Infergen.
      Other Income, Net, Including Translation and Exchange: Other income, net, including translation and exchange was $937,000 for the three months ended March 31, 2006 compared to a loss of $1,791,000 for 2005. These amounts consist primarily of foreign currency exchange gains and losses. The variation between years reflects foreign exchange movements during the period.
      Interest Expense and Income: Interest expense increased $756,000 during the three months ended March 31, 2006 compared to 2005 primarily as result of higher interest rates on variable rate debt. Interest income decreased $358,000 during the year ended March 31, 2006 compared to 2005 as a result of lower cash and investment securities balances.
      Income Taxes: The tax provisions in the first quarters of both 2006 and 2005 relate to the profits of our foreign operations and state and local taxes in the U.S. The decrease in 2006 is a result of the reduced profitability of our operations in Europe and the AAA regions. Our U.S. operations, which include our research and development activities, have substantial net operating loss carryforwards for US income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, the tax benefits associated with U.S. operating losses have been fully reserved. Additionally, in 2005 a significant portion of the loss relates to a charge for IPR&D associated with the Xcel acquisition that will not be deductible for tax purposes since that acquisition was structured as a stock purchase.
      Loss from Discontinued Operations, Net of Taxes: Loss from discontinued operations was $212,000 for the three months ended March 31, 2006 compared to $1,503,000 in 2005. The losses in 2006 relate to closure and wind up of our remaining administrative activities associated with the discontinued manufacturing operations in Central Europe, the last of which was disposed of in 2005.
Liquidity and Capital Resources
      Cash and marketable securities totaled $255,483,000 at March 31, 2006 compared to $235,066,000 at December 31, 2005. Working capital was $384,415,000 at March 31, 2006 compared to $360,812,000 at December 31, 2005. The increase in working capital of $23,603,000 was primarily attributable to gain on litigation settlement of $34,000,000, partially offset by cash used in operations, including research and development activities.
      Cash provided by operating activities and working capital is expected to be our primary source of funds in 2006. During the three months ended March 31, 2006, cash provided by operating activities totaled $41,138,000 compared to $8,662,000 in same period in 2005, an increase of $32,476,000. The increase in cash provided by operating activities is primarily due to a gain on the settlement of litigation of $34,000,000 (of which $28,000,000 was received in the first quarter) offset in part by a reduction in royalty revenues and reduction in the profit contribution of foreign pharmaceutical operations and increased spending on research and development activities.
      Cash used in investing activities was $15,156,000 for the three months ended March 31, 2006 compared to $83,477,000 for 2005. In 2006 cash used in investing activities consisted primarily of capital expenditures on corporate programs and existing facilities. In 2005, net cash used in investing activities consisted of payments for the acquisition of Xcel and various other product rights of $281,778,000 and capital expenditures of $4,848,000, partially offset by net proceeds from investments of $202,387,000 and proceeds from the sale of assets of $762,000.
      Cash used in financing activities was $6,900,000 in the three months ended March 31, 2006 and principally consisted of dividends paid on common stock ($7,173,000) offset in part by cash proceeds for employee stock option exercises. Cash generated from financing activities for the three months ended March 31, 2005 was $182,938,000, which includes proceeds from our stock offering in connection with the Xcel acquisition of $189,393,000, partially offset by cash dividends paid on common stock of $6,502,000.
      In January 2005, the Company entered into an interest rate swap agreement with respect to $150,000,000 principal amount of its 7.0% Senior Notes due 2011. The interest rate on the swap is variable at LIBOR plus 2.41%. The effect of this transaction was to initially lower our effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective interest rate will float and correlate to the variable interest earned on our cash held.
      We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contract. As of March 31, 2006, we have collateral of $10,200,000 comprised of marketable securities and included in other assets in the accompanying balance sheet.
      Management believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through March 31, 2007, and to provide cash needed to fund capital expenditures and its clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances and cash flow from operations.

      While we have historically paid quarterly cash dividends, there can be no assurance that we will continue to do so in the future.
Products in Development
      Viramidine (taribavirin): Viramidine (taribavirin) is a nucleoside (guanisine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing Viramidine, in oral form, for administration in combination with pegylated interferon for the treatment of chronic hepatitis C in treatment-naïve patients.
      On March 21, 2006, we reported the results of the first of two pivotal Phase 3 trials for Viramidine. The VISER1 (VISER stands for VIramidine Safety and Efficacy Versus Ribavirin) trial included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response, SVR). The results of VISER1 met the safety criteria but did not meet the efficacy criteria.
      The results of the study were significantly impacted by the VISER1 dosing methodology which was a fixed dose of Viramidine for all patients and a variable dose of ribavirin based on a patient’s weight. The results of the study indicate that the dosage of Viramidine, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. VISER2, our second Phase 3 trial, is expected to conclude in June 2006. VISER2 is similar in design to VISER1 (a fixed dose of Viramidine and a weight based, variable dose of ribavirin).
      We intend to consult with external experts and meet with the FDA to discuss the Phase 3 study results and potential development plans for Viramidine.
      While we intend to pursue development of Viramidine, the timeline and path to regulatory approval is uncertain at this time. Further development of Viramidine may require the completion of another Phase 3 trial, which could add significantly to the drug’s development cost and the time it takes to complete development, thereby delaying the commercial launch of Viramidine and possibly weakening its position in relation to competing treatments. We will evaluate the economics of the Viramidine development program and decide on its course of action by the end of the year.
      Retigabine: We acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the Xcel acquisition on March 1, 2005. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. We, successfully completed an End-of-Phase 2 meeting concerning retigabine with the FDA in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p>0.001).
      Following a Special Protocol Assessment by the FDA two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1) was conducted at approximately 45 sites, mainly in the Americas (U.S., Central/ South America); the second Phase 3 trial (RESTORE2) will be performed at 55 sites, mainly in Europe. On September 2, 2005, the first patient in the RESTORE1 trial was enrolled. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring a year to a year-and-a-half to enroll.
      A Phase 1 cardiology trial in healthy volunteers, a hepatic impairment study and a renal impairment study are being planned to start in mid-2006.
      Assuming successful completion of the Phase 3 trials, availability of the trials’ results in the second half of 2007, and approval by the FDA, we expect to launch retigabine in late 2008 or early 2009.
      Infergen: On December 30, 2005, we completed the acquisition of the United States and Canadian rights to the hepatitis C drug Infergen (interferon alfacon-1) from InterMune. Infergen, or consensus interferon, is a bio-optimized, selective and highly potent type 1 interferon alpha originally developed by

Amgen and launched in the United States in 1997. It is currently indicated as monotherapy for the treatment of adult patients suffering from chronic hepatitis C viral infections with compensated liver disease who have not responded to other treatments or have relapsed after such treatment. Infergen is the only interferon with data in the label regarding use in patients following relapse or non-response to certain previous treatments.
      In connection with this transaction, we acquired patent rights and rights to a clinical trial underway to expand the applications of Infergen. In the DIRECT trial (001) that started in the second quarter of 2004, 514 patients were enrolled and treatment was completed in the first quarter of 2006. An Extension to the DIRECT trial (002) is underway for some of the patients who participated in the first trial. Post-treatment follow-up for DIRECT and Extension trials are expected to be completed (i.e., last patient visit) in the first and third quarters, respectively, of 2007. We expect to report and publish the results from these studies sometime in late 2007. We plan to use the results from the study for expansion of the product’s label.
      Zelapar: We acquired the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. Zelapar is a late-stage candidate under review by the FDA as an oral tablet using the patented Zydis® fast-dissolving technology and is being developed as an adjunct treatment in the management of patients with Parkinson’s disease being treated with levodopa/carbidopa. Prior to the acquisition, Amarin had received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies. In late 2004, following our completion of two safety studies, we submitted a response to the approvable letter. We received a response to this submission from the FDA that required us to provide the FDA with additional information. A revised submission for Zelapar was sent to the FDA in March 2005. On September 30, 2005, an additional approvable letter was received from the FDA with a request for additional data. We filed the requested information with the FDA in the fourth quarter of 2005, and this filing was accepted as complete. We received a new PDUFA date in mid-2006. Additionally, we are conducting preclinical and clinical studies that were originally part of Amarin’s agreed-upon Phase 4 commitment with the FDA, which include a renal impairment study that started in November 2005 and a hepatic impairment study that started in January 2006. Both of the Phase 4 studies will conclude in 2006. Assuming successful completion of the Phase 4 studies and approval by the FDA, we expect to launch Zelapar in later this year.
      Pradefovir (formerly called remofovir): Pradefovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We are developing this compound into an oral once-a-day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and lamivudine drug-resistant hepatitis B. Based on biologic and molecular modeling data, this compound binds to the active site of the hepatitis B replication enzyme so that the virus is prevented from utilizing the natural substrate from the host to replicate. A prodrug modification developed by Metabasis significantly improved the compound’s physiochemical properties and ability to target the liver. In preliminary experiments in rodents, the active molecule was delivered in significantly greater proportion to the targeted organ, the liver, as compared to the non-targeted organ, the kidney. The kidney is the organ responsible for the dose-limiting toxicity. In these experiments, the amount of the active species, adefovir, selectively delivered to the liver versus kidney was approximately 10 times greater than the amount of compound delivered by another well established process. We have completed Phase 1 and Phase 2 clinical trials of Pradefvoir, and the compound is now prepared for a Phase 3 project. As announced in our restructuring program, we intend to out-license pradefovir.
      VRX-840773: In January 2006, we submitted an IND for VRX-840773, an internally developed compound which we plan to develop in clinical trials for the treatment of HIV. The benefits of this compound have been demonstrated in-vitro, and, if similar benefits can be proven in the clinic, VRX-840773 could become a valuable new HIV therapy. All preclinical studies to support the first human study have been completed. As announced in our restructuring program, we intend to out-license VRX-840773.

Foreign Operations
      Approximately 66% and 75% of our revenues from continuing operations, which includes royalties, for the three months ended March 31, 2006 and 2005, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.
      In January 2006, the parent company of one of our toll manufacturers in Europe filed for bankruptcy. Sales of products obtained from this manufacturer are estimated to be approximately $60 million in 2006. The supplier has developed a business plan to continue to successfully operate and we have developed plans to respond to a disruption should it occur. The supplier has submitted a proposal to emerge from bankruptcy to the bankruptcy court and is seeking the requisite approval of its credits. To date, this bankruptcy filing has had no significant effect on our operations or the supplier’s ability to operate and meet its commitments to supply us with products.
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
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated condensed financial statements.

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
      Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 2% of product sales. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid, Medicare and contract rebates are most at-risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement. This interval can range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.
      We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs.
      In some markets customers have the rights to return products to us under certain conditions. Historically and in the three month periods ended March 31, 2006 and 2005, the provision for sales returns was less than 2% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.
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

      We assess whether it is more likely than not that we will realize the tax benefits associated with our deferred tax assets and establish a valuation allowance for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If we revise these forecasts or determine that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made. We have increased the valuation allowance significantly since 2004 to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits.

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
      We use a discounted cash flow model to value acquired intangible assets and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset.
      The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

Purchase Price Allocation Including Acquired In-Process Research and Development
      The purchase price for the acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocations may change as subsequent information becomes available.
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
      We assesses whether it is more likely than not that we will realize the tax benefit associated with our deferred tax assets and establish a valuation allowance for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If we revise these forecasts or determine that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made.

Stock-based Compensation Expense
      On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5,682,000, which consisted of stock-based compensation expense related to employee stock options and the Employee Stock Purchase Plan of $5,045,000, and stock-based compensation expense related to restricted stock awards and acquisitions of $637,000. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years. Stock-based compensation expense of $544,000 for the three ended March 31, 2005, was related to restricted stock awards and acquisitions which the Company had been recognizing under previous accounting standards (see Note 1 to Consolidated Condensed Financial Statements). If the Company had recognized stock compensation expense for stock options and the Employee Stock Purchase Plan in 2005 the net loss for the three months ended March 31, 2005 would have been $144,309,000 or $1.62 per share, an increase of $5,050,000 or $0.05 per share from the amounts reported.
      We estimate the value of employee stock options on the date of grant using the Black-Sholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $5.48 determined using the Black Sholes model and the following weighted-average assumptions:

2006

Weighted-average life (years)	4.1
Volatility	39%
Expected dividend per share	$0.31
Risk-free interest rate	4.80%
Weighted-average fair value of options	$5.48
      As stock-based compensation expense recognized in the consolidated statement of operations in 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
      The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at March 31, 2006 is $24,930,000. This will be amortized to expense as follows: $12,670,000 in the remaining quarters of 2006, $8,160,000 in 2007, $3,251,000 in 2008 and $849,000 in 2009 and thereafter.
      If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

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
Other Financial Information
      With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three months ended March 31, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 8, 2006, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Forward-Looking Statements
      Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by our management. In addition, the information set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
RISK FACTORS
      Our short and long-term success is subject to a variety of risks and uncertainties, many of which are beyond our control. Our stockholders and prospective stockholders should consider carefully the following risk factors, in addition to other information contained in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2005. Our actual results could differ materially from these anticipated in this report as a result of various factors, including those set forth below.

•	The future growth of our business depends on the development and approval of new products, including Viramidine, pradefovir and retigabine. The process of developing new drugs has an inherent risk of failure. For example, product candidates may turn out to be ineffective or unsafe in clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. Our inability to successfully develop our products due to these or other factors could have a material adverse effect on future revenues.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover the our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our current business plan includes targeted expansion through acquisitions of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations, in addition to the development of new products. If we are unable to successfully execute on our expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of our business may be negatively affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. At March 31, 2006 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	Some of our development programs are based on the library of nucleoside compounds we have developed. It is not practicable to create backups for our nucleoside library, and accordingly it is at risk of loss in earthquakes, fire and other natural disasters and catastrophes. Any insurance we maintain may not be adequate to cover our losses.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our debt agreements permit us to incur additional debt, subject to certain restrictions, but there is no guaranty that we will actually be able to borrow any money should the need for it arise.

•	We are involved in several legal proceedings, including those described in Note 9 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Dependence on key personnel leaves us vulnerable to a negative impact if they leave. Our continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on us.

•	Our research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result. Any liability could exceed our resources.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc and the Canadian Dollar. We seek to manage our foreign currency exposure through operational means by managing local currency revenues in relation to local currency costs. We take steps to mitigate the impact of foreign currency on the income statement, which include hedging our foreign currency exposure.
      In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At March 31, 2006, the fair values of the Company’s financial instruments were as follows (in thousands):

		Assets (Liabilities)
	Notional/
	Contract	Carrying	Fair
Description	Amount	Value	Value

Forward contracts	$45,000	$(2,345)	$(2,345)
Interest rate swaps	150,000	(6,982)	(6,982)
Outstanding debt	780,000	(780,000)	(720,000)
      We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At March 31, 2006, we had $12,150,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our first quarter 2006 pretax earnings. In addition, we have $780,000,000 of fixed rate debt as of March 31, 2006, that requires U.S. dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiary units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $32,900,000 as of March 31, 2006.
      We estimated the sensitivity of the fair value of our derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Zloty at March 31, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain from a fair value change of $4,306,000 and a 10% weakening of the U.S. dollar would have resulted in a loss from a fair value change of $5,263,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Item 4.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As of March 31, 2006, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Note 9 of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 1A.	Risk Factors
      Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. Pursuant to the instructions to Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our most recent Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our most recent Form 10-K and the other risks described in this Form 10-Q.

If we do not realize the expected benefits from the restructuring plan we announced in April 2006, our operating results and financial conditions would be negatively impacted.
      In April 2006, we announced a strategic restructuring of our company designed to focus our resources on programs and products that have the greatest opportunity for success. Accordingly, we elected to rationalize certain of our assets, including our discovery program and certain manufacturing facilities. We will attempt to sell and/or out-license to third parties these assets. It is possible that we could be unsuccessful in our attempts to sell or out-license these assets. In the event that we are successful in selling or out-licensing any of our discovery assets, the structure of such transactions may provide for only future compensation contingent upon the third party’s successful development of a product and/or program. Such success is subject to the risks inherent in developing and obtaining approval for pharmaceutical products. Accordingly, it is possible that we may not receive any financial benefit from any sale or out license of these assets. In addition, if we are unable to realize the expected operational efficiencies from our restructuring plan, our operating results and financial condition would be adversely affected.

Item 6.	Exhibits
(a)     Exhibits

Exhibit

10.1	Description of Registrant’s Executive Incentive Plan, previously filed as Item 1.01 in the Registrant’s Current Report on Form 8-K, dated April 19, 2006, which is incorporated herein by reference.

15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International Registrant

/s/ Timothy C. Tyson

Timothy C. Tyson
President and Chief Executive Officer
Date: May 8, 2006

/s/ Bary G. Bailey

Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 8, 2006

EXHIBIT INDEX

Exhibit

10.1	Description of Registrant’s Executive Incentive Plan, previously filed as Item 1.01 in the Registrant’s Current Report on Form 8-K, dated April 19, 2006, which is incorporated herein by reference.

15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.