Form 10-Q
period 2006-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2006-08-08
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of August 3, 2006 was 92,980,528.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(In thousands, except par value data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$244,607	$224,856
Marketable securities	8,208	10,210
Accounts receivable, net	201,567	187,987
Inventories, net	144,505	136,034
Prepaid expenses and other current assets	33,118	36,652

Total current assets	632,005	595,739
Property, plant and equipment, net	174,648	230,126
Deferred tax assets, net	24,767	45,904
Goodwill	79,977	79,486
Intangible assets, net	506,117	536,319
Other assets	48,781	43,176
Assets of discontinued operations	49	127

Total non-current assets	834,339	935,138

	$1,466,344	$1,530,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$59,587	$55,279
Accrued liabilities	141,808	136,701
Notes payable and current portion of long-term debt	487	495
Income taxes	40,648	42,452

Total current liabilities	242,530	234,927
Long-term debt, less current portion	779,483	788,439
Deferred tax liabilities, net	2,796	28,770
Other liabilities	22,542	16,372
Liabilities of discontinued operations	23,078	23,118

Total non-current liabilities	827,899	856,699

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,873 (June 30, 2006) and 92,760 (December 31, 2005) shares outstanding (after deducting shares in treasury of 1,068 as of June 30, 2006 and December 31, 2005)	929	928
Additional capital	1,216,908	1,203,814
Accumulated deficit	(809,740)	(743,950)
Accumulated other comprehensive income (loss)	(12,182)	(21,541)

Total stockholders’ equity	395,915	439,251

	$1,466,344	$1,530,877

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2006 and 2005
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Product sales	$208,517	$180,828	$389,274	$342,631
Ribavirin royalties	21,635	24,206	39,726	43,541

Total revenues	230,152	205,034	429,000	386,172

Costs and expenses:
Cost of goods sold (excluding amortization)	65,744	52,940	124,324	101,661
Selling expenses	66,268	61,454	130,538	114,269
General and administrative expenses	31,553	25,985	60,093	50,562
Research and development costs	26,842	27,559	56,377	53,283
Acquired in-process research and development	—	—	—	126,399
Gain on litigation settlement	—	—	(34,000)	—
Restructuring charges	53,082	(1,324)	79,548	371
Amortization expense	17,514	17,211	35,037	31,179

Total costs and expenses	261,003	183,825	451,917	477,724

Income (loss) from operations	(30,851)	21,209	(22,917)	(91,552)
Other income (loss), net, including translation and exchange	757	(2,631)	1,694	(4,422)
Interest income	2,715	3,119	5,372	6,134
Interest expense	(10,861)	(10,063)	(21,298)	(19,744)

Income (loss) from continuing operations before income taxes and minority interest	(38,240)	11,634	(37,149)	(109,584)
Provision (benefit) for income taxes	6,633	10,059	13,875	26,426
Minority interest, net	—	134	1	305

Income (loss) from continuing operations	(44,873)	1,441	(51,025)	(136,315)
Loss from discontinued operations	(197)	(1,988)	(409)	(3,491)

Net loss	$(45,070)	$(547)	$(51,434)	$(139,806)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.49)	$0.02	$(0.55)	$(1.50)
Loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.04)

	$(0.49)	$(0.01)	$(0.55)	$(1.54)

Shares used in per share computation	92,818	92,568	92,794	90,712
Dividends paid per share of common stock	$0.08	$0.08	$0.16	$0.16

Dividends declared per share of common stock	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2006 and 2005
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net loss	$(45,070)	$(547)	$(51,434)	$(139,806)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,643)	(16,378)	10,626	(31,740)
Unrealized gain (loss) on marketable equity securities and other	(144)	2,993	(1,267)	6,251

Comprehensive (loss)	$(49,857)	$(13,932)	$(42,075)	$(165,295)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net Loss	$(51,434)	$(139,806)
Loss from discontinued operations	(409)	(3,491)

Loss from continuing operations	(51,025)	(136,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,070	45,498
Provision for losses on accounts receivable and inventory obsolescence	7,671	3,805
Stock compensation expense	10,700	1,052
Translation and exchange (gains) losses, net	(1,694)	4,422
Impairment charges and other non-cash items	67,913	1,355
Acquired in-process research and development	—	126,399
Deferred income taxes	(3,787)	(18,215)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,428)	2,154
Inventories	(12,435)	(13,518)
Prepaid expenses and other assets	(1,933)	3,916
Trade payables and accrued liabilities	4,787	(21,176)
Income taxes payable	(6,442)	21,744
Other liabilities	1,732	1,284

Cash flow from operating activities in continuing operations	51,129	22,405
Cash flow from operating activities in discontinued operations	(418)	(1,129)

Net cash provided by operating activities	50,711	21,276

Cash flows from investing activities:
Capital expenditures	(19,840)	(15,021)
Proceeds from sale of assets	8,037	5,876
Proceeds from investments	6,665	506,600
Purchase of investments	(8,900)	(299,672)
Acquisition of businesses, license rights and product lines	(2,932)	(281,781)

Cash flow from investing activities in continuing operations	(16,970)	(83,998)
Cash flow from investing activities in discontinued operations	(1)	(132)

Net cash used in investing activities	(16,971)	(84,130)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(6,137)	(708)
Proceeds capitalized lease financing	578	—
Stock option exercises and employee stock purchases	2,395	1,646
Proceeds from stock offering	—	189,030
Dividends paid	(14,354)	(13,650)

Net cash provided by (used in) financing activities	(17,518)	176,318

Effect of exchange rate changes on cash and cash equivalents	3,501	(9,033)

Net increase (decrease) in cash and cash equivalents	19,723	104,431
Cash and cash equivalents at beginning of period	224,903	222,719

Cash and cash equivalents at end of period	244,626	327,150
Cash and cash equivalents classified as part of discontinued operations	(19)	(995)

Cash and cash equivalents of continuing operations	$244,607	$326,155

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

In the consolidated condensed financial statements included herein, “we”, “us”, “our”, “Valeant” and “the Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. In addition, we generate royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).

Principles of Consolidation:  The accompanying consolidated condensed financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and all of its majority-owned subsidiaries. Minority interest in results of operations of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of the consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

Marketable Securities:  We invest in investment-grade securities and classify these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of June 30, 2006 and December 31, 2005, the fair market value of these securities approximated cost.

Acquired In-Process Research and Development (“IPR&D”):  We value IPR&D acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Amounts expensed as IPR&D represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. Differences in these judgments would have the impact of changing the allocation of purchase price to goodwill, which is an intangible asset that is not amortized.

The estimated fair value of these projects is based on the use of a discounted cash flow model (based on an estimate of future sales). For each project, the estimated after-tax cash flows (using a tax rate of 35%) are probability-weighted to take account of the stage of completion and the risks surrounding successful development and commercialization. These cash flows are then discounted to a present value using a discount rate which is estimated from our after-tax, adjusted weighted average cost of capital.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments:  Our accounting policies for derivative instruments are based on whether they meet our criteria for designation as hedging transactions, either as cash flow or fair value hedges. Our derivative instruments are recorded at fair value and are included in other current assets, other assets, accrued liabilities or debt. For hedging transactions, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

Stock-Based Compensation Expense:  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) utilizing the prospective transition method. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated condensed statement of operations. In prior years, we accounted for stock-based awards to employees and directors using the intrinsic value method under which stock-based compensation was not recorded as an expense other than that related to restricted stock unit grants.

We have determined the value of stock option grants using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors (See Note 8). The value of stock options that are expected to vest is amortized to expense using the graded vesting method over the vesting period of each stock option granted. Previously, for purposes of the disclosure only calculations under SFAS 123, the aggregate value of stock option grants was amortized to expense on a straight-line basis.

Compensation expense associated with our stock-based employee incentive programs is as follows:

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Employee stock options	$4,483	$—	$9,408	$—
Employee Stock Purchase Plan	148	—	268	—
Restricted stock grants	387	544	1,024	1,052

Total stock compensation expense	$5,018	$544	$10,700	$1,052

Had we applied SFAS 123(R) in 2005, compensation expense would have increased by $5,073,000 and $10,122,000 in the three-month and six-month periods ended June 30, 2005, respectively. This would have increased the reported net losses to $5,620,000 and $149,832,000 or $.06 and $1.65 per share in the three-month and six-month periods ended June 30, 2005, respectively.

Income tax benefits in the United States that are associated with the our stock option programs and stock compensation expense have been recorded net of a completely offsetting valuation allowance because, at this time,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

there is insufficient objective evidence to assure that we will have sufficient U.S. taxable income to realize such benefits.

  Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Dividends:  We have paid quarterly cash dividends of $0.0775 per share for each quarter in 2005 and the first two quarters of 2006. However, we cannot assure that we will continue to do so.

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

2.	Restructuring

On April 3, 2006, we announced a restructuring program to reduce costs and accelerate earnings growth.

The program is primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it relates to research and development activities is to focus our efforts and expenditures on two late stage projects currently in development. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. We intend to sell rights to, out-license or secure partners to share the costs of other major clinical projects and discovery programs that the research and development division has underway. Also as a result of the restructuring of our research and development activities, we are exploring the sale of our headquarters facility where our research laboratories are located. At this time, no loss is anticipated in the sale of this facility. The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the launch of Viramidine (taribavirin).

The restructuring program is expected to reduce selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia (“AAA”), which had been managed as a separate business unit, have been combined with those of other regions.

We recorded a charge of $53,082,000 in the three months ended June 30, 2006 in connection with our decision to implement the restructuring program. The severance charges recorded in the three months ended June 30, 2006 of $5,369,000 relate to employees whose positions were eliminated in the restructuring. In the first and second quarters of 2006, 135 employees have been severed.

These charges also include the impairment charges related to estimated future losses that may occur upon the disposition of specific assets related to our manufacturing operations in Switzerland and Puerto Rico, as well as assets of other operations that we expect will be sold or abandoned. These restructuring charges also include employee severance costs resulting from a reduction of 135 employees in the first six months of 2006. When completed, we anticipate that approximately 750 employees in total will be impacted by the restructuring, the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

majority of whom work in the two manufacturing facilities selected for disposition. The following table summarizes the restructuring costs incurred in the first and second quarters of 2006. Cash-related charges relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters.

  Restructuring Charge Details

	Three Months Ended		Six Months Ended
	March 31,	June 30,	June 30,
	2006	2006	2006
	(In thousands)

Employee Severances (135 Employees)	$6,644	$5,369	$12,013
Contract cancellation and other cash costs	—	992	992

Subtotal: Cash-related Charges	6,644	6,361	13,005
Abandoned software and other capital assets	19,822	3,031	22,853
Impairment of manufacturing assets	—	43,690	43,690

Subtotal: Non-cash charges	19,822	46,721	66,543

Total:	$26,466	$53,082	$79,548

  Reconciliation of Cash Restructuring Payments with Restructuring Accrual

	March 31,	June 30,
	2006	2006
	(In thousands)

Opening Accrual	$—	$5,425
Cash Charges	6,644	5,369
Cash Paid	(1,219)	(3,235)

Closing Accrual	$5,425	$7,559

We have recorded impairment charges of $18,576,000 related to our manufacturing plant in Humacao, Puerto Rico and $25,114,000 related to a manufacturing plant in Birsfelden, Switzerland in the three months ended June 30, 2006. We are continuing to develop specific plans for the sale of these facilities which is expected to be completed within 12 to 18 months.

Restructuring charges in the three- and six-month periods ended June 30, 2005 relate to the decision to dispose of the Company’s manufacturing facility in China offset in part by the gain on the sale of a manufacturing plant in Argentina.

3.	Acquisitions

Infergen:  On December 30, 2005, we acquired the United States and Canadian rights to the Infergen business of InterMune, Inc. Infergen is indicated for the treatment of hepatitis C in patients who have not responded to other treatments or have relapsed after such treatment. In connection with this transaction we acquired the rights to the Infergen product as currently approved by the FDA and rights to a clinical trial underway to expand the clinical

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

applications of Infergen. We also employed certain individuals from InterMune and acquired third party contracts for the manufacture of Infergen. We paid InterMune consideration of $120,000,000 in cash at the closing. Additionally, we have agreed to pay up to an additional $22,400,000 of which $20,000,000 is contingent on certain milestones being reached. As part of the transaction, we assumed a contract with Amgen for the manufacture of Infergen which requires that we acquire specific levels of supply through the term of the agreement. As a result of the timing of these required purchases, we expect to see an increase in the level of our finished goods inventories through 2006. In addition, we assumed a contract for transfer of Infergen manufacturing. Under the contract, we are obligated to pay a new third party supplier up to approximately $12,400,000 upon the attainment of separate milestones tied to the manufacturing process transfer.

Xcel Pharmaceuticals, Inc.:  On March 1, 2005, we acquired Xcel, a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system for $280,000,000 in cash and transaction costs of approximately $5,400,000. Under the terms of the purchase agreement, we paid an additional $7,470,000 for a working capital adjustment. Xcel’s portfolio consisted of four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Approximately $44,000,000 of the cash consideration was used to retire Xcel’s outstanding long-term debt.

In connection with the Xcel acquisition, we completed an offering of 8,280,000 shares of our common stock in February 2005. After underwriting discounts and commissions, we received net proceeds of $189,393,000, which were used to partially fund the Xcel acquisition. The remainder of the funds required for the Xcel acquisition was provided by existing cash on hand and other investments.

A portion of the purchase price for the Xcel acquisition was placed in an escrow account to cover potential claims under the purchase agreement that would arise within one year of the acquisition date. Prior to such date, we filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement relating to Medicaid rebates on preacquisition sales and certain third-party claims. As of June 30, 2006, approximately $5,116,000 of the Xcel purchase price was in an escrow fund to pay indemnification claims.

The following unaudited pro forma financial information presents the combined results of operations of Valeant, Infergen and Xcel for the three- and six- month periods ended June 30, 2005 as if the acquisitions had occurred as of January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of January 1, 2005, and should not be taken as representative of our future consolidated results of operations or financial condition (in thousands except per share information).

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Net revenues	$212,412	$412,883
Loss from continuing operations	(12,367)	(207,889)
Net loss	(14,355)	(211,380)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(2.25)
Net loss	$(0.16)	$(2.28)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operations

In the second half of 2002, we made a strategic decision to divest our Photonics business, Circe unit, Russian Pharmaceuticals segment, biomedicals segment, raw materials businesses, and manufacturing facilities in Central Europe. During 2003, we disposed of the Russian Pharmaceuticals segment, biomedicals segment, Photonics business and Circe unit. During 2004, we disposed of one of the raw materials businesses and manufacturing facilities in Central Europe. During 2005 we completed the sale of the remaining raw materials business and manufacturing facility in Central Europe. In 2006 losses from discontinued operations primarily consist of disposal of one facility requiring environmental remediation and the wind down of administrative activities associated with these operations.

Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$—	$5,630	$—	$7,722

Loss before income taxes	$(82)	$(2,421)	$(325)	$(3,706)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net	(82)	(2,421)	(325)	(3,706)
Income (loss) on disposal of discontinued operation	(114)	433	(83)	215

Income (loss) from discontinued operations	$(197)	$(1,988)	$(409)	$(3,491)

The assets and liabilities of discontinued operations are stated separately as of June 30, 2006 and December 31, 2005 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	June 30,	December 31,
	2006	2005

Cash	$19	$47
Accounts receivable, net	30	45
Property, plant and equipment, net	—	18
Other assets	—	17

Assets of discontinued operations	$49	$127

Accounts payable	$7	$13
Accrued liabilities	18,888	19,118
Other liabilities	4,183	3,987

Liabilities of discontinued operations	$23,078	$23,118

Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site will involve excavation and disposal of the waste at appropriately licensed sites. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $18,792,000 and $19,023,000 as of June 30, 2006 and December 31, 2005, respectively, and are included in the liabilities of discontinued operations. Although we believe that the reserves are adequate, there can

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of June 30, 2006 cannot be reasonably estimated.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income (loss):
Numerator for basic and dilutive earnings per share — loss to stockholders	$(45,070)	$(547)	$(51,434)	$(139,806)

Shares:
Denominator for basic and dilutive earnings per share — adjusted weighted-average shares after assumed conversions	92,818	92,568	92,794	90,712

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.49)	$0.02	$(0.55)	$(1.50)
Loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.04)

Basic and diluted net loss per share	$(0.49)	$(0.01)	$(0.55)	$(1.54)

For the three months ended June 30, 2006 and 2005, options to purchase 1,723,000 and 2,149,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, options to purchase 1,733,000 and 2,505,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.

For the three months ended June 30, 2006 and 2005, options to purchase 9,246,000 and 4,452,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, options to purchase 9,277,000 and 4,320,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Accounts receivable, net:
Trade accounts receivable	$154,297	$149,017
Royalties receivable	22,888	27,306
Other receivables	29,567	17,149

	206,752	193,472
Allowance for doubtful accounts	(5,185)	(5,485)

	$201,567	$187,987

Inventories, net:
Raw materials and supplies	$37,176	$34,931
Work-in-process	26,875	28,726
Finished goods	97,105	85,152

	161,156	148,809
Allowance for inventory obsolescence	(16,651)	(12,775)

	$144,505	$136,034

Property, plant and equipment, net:
Property, plant and equipment, at cost	$389,239	$401,613
Accumulated depreciation and amortization	(214,591)	(171,487)

	$174,648	$230,126

Intangible assets:  As of June 30, 2006 and December 31, 2005, intangible assets were as follows (in thousands):

	June 30, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$769,601	$(287,213)	$763,652	$(257,379)
License agreement	67,376	(43,647)	67,376	(37,330)

Total intangible assets	$836,977	$(330,860)	$831,028	$(294,709)

Amortization expense for the three and six months ended June 30, 2006 was $17,514,000 and $35,037,000, respectively, of which $14,357,000 and $28,720,000, respectively, related to amortization of acquired product rights.

7.	Income Taxes

We incur losses in the U.S. where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses through offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in US product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The increase in the valuation allowance for the six months ended June 30, 2006 was approximately $15,736,000 resulting in a provision for income taxes of $13,875,000 for this period. The income tax provision primarily represents the taxes payable on earnings in tax jurisdictions outside the U.S., net of tax benefits outside the U.S. resulting from restructuring charges, foreign withholding taxes, interest on U.S. liabilities recorded in connection with the 1997 through 2001 IRS examination and state and local taxes.

Our effective tax rate for the six months ended June 30, 2005 was affected by pre-tax losses resulting from a restructuring charge of $1,695,000 and the write-off of acquired IPR&D expenses in connection with the Xcel acquisition of $126,399,000. These charges are not deductible for income tax purposes. The tax provision in the six months ended June 30, 2005 relates to the expected taxes on earnings in tax jurisdictions outside the U.S., net of valuation allowance adjustments, plus recording a liability for the 1997 through 2001 IRS examination.

The adjustments related to the 1997 through 2001 IRS examination are being challenged through the IRS appeals process.

One of our Singapore subsidiaries has borrowed money from one of our U.S. subsidiaries. A Singapore withholding tax applies to the interest payments that accrue under this intercompany lending arrangement. The liability for these payments that arose in 2004, 2005 and the first and second quarters of 2006 is recorded as a component of income tax expense for the three months ended June 30, 2006, with no corresponding U.S. tax benefit due to valuation allowances having been established. These amounts are $206,000, $964,000, $300,000, and $307,000, respectively.

In 2002, the Company failed to withhold U.S. federal taxes on the fees, bonus amounts and the value of stock options subject to accelerated vesting which were paid to an individual who was then a member of the Board of Directors, and who was a resident of Switzerland. The amount that should have been withheld is $740,000. With interest, the amount due the U.S. Government at June 30, 2006 is $920,000. The charge associated with this liability has been recorded as a component of general and administrative expense for the three months ended June 30, 2006.

8.	Common Stock and Share Compensation

We have two stockholder-approved programs designed for the purpose of providing equity incentives to our directors, officers and employees. Both programs are designed to align the incentives of our management and employees with increasing shareholder value.

2006 Equity Incentive Plan:  The 2006 Equity Incentive Plan (the “2006 Plan”) was approved by stockholders in May 2006 and is the successor to and continuation of our 2003 Equity Incentive Plan. The 2006 Plan increased the number of shares of common stock available for issuance by 4,200,000 shares. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, as well as performance cash awards to employees (including officers), consultants, and directors of our Company and our affiliates. Options granted under the 2006 Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years (except that in certain cases, the maximum term is five years). Generally, options vest ratably over a four-year period from the date of grant. Under the 2006 Plan, 500,000 shares may be issued as phantom stock awards or restricted stock awards for which a participant pays less than the fair market value of the common stock on the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Options Issued Under our Equity Incentive Plans:  The following table sets forth information relating to stock options issued under our equity incentive plans (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2004	13,336	17.93
Granted	2,192	18.16
Exercised	(160)	20.10
Canceled	(736)	22.28

Shares under option, December 31, 2005	14,632	17.80
Granted	152	17.14
Exercised	(114)	12.78
Canceled	(828)	16.83

Shares Under Option, June 30, 2006	13,842	$17.66

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at June 30, 2006	7,675	$17.28

Options available for grant at December 31, 2005	513

Options available for grant at June 30, 2006	5,358

The schedule below reflects the number of outstanding and exercisable options as of June 30, 2006 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable		Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number	Exercise	Number	Exercise	Contractual
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$8.10 to $13.83	4,726	$10.32	3,632	$10.34	6.47
$14.99 to $18.55	4,894	$17.99	1,581	$18.19	8.14
$18.70 to $46.25	4,222	$25.50	2,462	$26.94	6.86

	13,842		7,675

The fair value of options granted in 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005

Weighted-average life (years)	4.1	4.1
Volatility	38%	41%
Expected dividend per share	$0.31	$0.31
Risk-free interest rate	4.88%	4.33%
Weighted-average fair value of options	$5.47	$6.10

The aggregate intrinsic value of the stock options outstanding at June 30, 2006 was $31,567,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at June 30, 2006 was $24,110,000. During the six months ended June 30, 2006 stock options with an aggregate intrinsic value of $504,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

market and exercise prices. The fair value of options that vested in the six months ended June 30, 2006 as determined using the Black Scholes valuation model, was $5,635,000.

Restricted Stock Units Issued Under our Incentive Plan:  During 2006 and 2005, pursuant to our approved director compensation plan, we granted our non-employee directors 57,416 and 57,465 shares of restricted stock units, respectively. Additionally in 2005 we granted certain officers of the Company, in the aggregate, 90,000 restricted stock units. The restricted stock units issued had a fair value (equal to the market price of the Company’s stock on the grant date) of $960,000 and $2,752,000 in 2006 and 2005, respectively. Each restricted stock unit granted to non-employee directors vests over one year, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. Each restricted stock unit granted to certain officers of the company vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend-equivalent shares and is exchanged for a share of the Company’s common stock upon vesting. As of June 30, 2006 and December 31, 2005, there were 281,216 and 242,000 restricted stock units outstanding, respectively.

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount to market price. Additionally, the market prices under the ESPP program are the lower of the Company’s stock price at the beginning or end of each six-month ESPP enrollment period. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of our fiscal year for a period of ten years, ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In the year ending 2005, we issued 100,000 shares of common stock for proceeds of $1,644,000. In the three-month period ended June 30, 2006, 63,880 shares were issued. Under SFAS 123(R) we recorded $149,000 and $268,000 as compensation expense in the three and six month periods ended June 30, 2006, respectively, for shares expected to be purchased under this plan. This amount consists of the 15% discount to market price offered to participating employees under the ESPP plus the additional value, determined under the Black-Scholes model, of the plan feature allowing purchased share price to be based on the lower of the Company’s share price at the beginning or end of each ESPP enrollment period.

The components of stock compensation expense and the amounts of future expense that relate to outstanding but unvested stock options and restricted stock awards are set forth in the table below (amounts in thousands)

		To Be
	Recorded as	Recorded as
	Expense in the	Expense in
	Six Months Ended	Future
	June 30, 2006	Periods

Employee stock options	$9,408	$18,809
Phantom and restricted stock units	1,024	1,970
Employee stock purchase plan	268	—

Total stock-based compensation expense	$10,700	$20,779

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense for the three months and six months ended June 30, 2006 was recorded in the following expense classifications:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Cost of goods sold	$352	$765
Selling expenses	858	1,705
General and administrative expenses	3,050	6,692
Research and development costs	758	1,538

	$5,018	$10,700

The amounts of future stock compensation expense associated with outstanding stock options and restricted stock units is scheduled to be charged to expense as follows:

Remainder of 2006	$8,284
2007	8,492
2008	3,188
2009 and thereafter	815

$20,779

9.	Legal Proceedings and Contingencies

We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:

Section 10b-5 Litigation:  Since July 25, 2002, multiple class actions were filed against us and some of our current and former executive officers alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing false and misleading financial results to the market during different class periods ranging from May 3, 2001 to July 10, 2002, thereby artificially inflating the price of our stock. The lawsuits generally claimed that we issued false and misleading statements regarding our earnings prospects and sales figures (based upon “channel stuffing” allegations), our operations in Russia, the marketing of Efudex, and the earnings and sales of our Photonics division. The plaintiffs generally sought to recover compensatory damages, including interest.

All the actions have been consolidated to the Central District of California. On June 24, 2004, the court dismissed the Second Amended Complaint as to the channel stuffing claim. The plaintiffs then stipulated to a dismissal of all the claims against us and filed an appeal to the Ninth Circuit Court of Appeals. On June 16, 2006, the Ninth Circuit affirmed the dismissals of the claims.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

We have settled the litigation with respect to ten of the defendants, nine of whom each received Ribapharm Bonuses of $330,500, and one who received a Ribapharm Bonus of $500,000. On May 18, 2005, the Delaware Court of Chancery approved all of the settlements and dismissed all claims except those related to the Ribapharm Bonuses. Three of the settling defendants were first elected to our Board of Directors in 2001 (the “2001 Directors”), only one of whom currently serves on the Board of Directors. Pursuant to the settlements, the 2001 Directors forfeited their 2003 annual Board of Directors’ stipend and all of their restricted stock units in exchange for a release from further liability in the lawsuit (the “2001 Director Settlement”). The 2001 Director Settlement further provides that, in the event we negotiate a settlement with certain defendants on financial terms that are materially better than those set forth in the settlement agreements with the 2001 Directors, we agree to adjust the 2001 Directors’ settlement payment by a comparable proportion. Following court-sponsored mediation in the Delaware Court of Chancery, we entered into settlement agreements with seven other defendants. Pursuant to these settlements, six of these defendants (the “Outside Director Defendants”) are required to pay to us $150,000 in exchange for a release from further liability in the lawsuit. The Outside Director Defendants will receive an offset credit of $50,000 for release of their claimed right to payments for the automatic conversion of stock options that were not issued to them in 2002. As provided in the settlement agreements, five of the Outside Director Defendants have each paid $100,000 in cash to us in settlement payments. The sixth settling former director has paid $80,000 to us pursuant to his settlement agreement with us in exchange for a release from further liability in the lawsuit. The Company filed a motion in the Delaware Court of Chancery to enforce the settlement against the lone Outside Director Defendant who has not made any settlement payment. A hearing on that motion has not yet been scheduled. Following the mediated settlement agreements with the Outside Director Defendants, counsel for the 2001 Directors notified us that, in the 2001 Directors’ opinion, the settlement agreements with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlements with the 2001 Directors and have demanded that we pay to the 2001 Directors the sum of $50,000 each. We have advised the 2001 Directors that the settlement agreements reached with the other defendants do not trigger this provision. If it is deemed that the financial terms of the settlement with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlement with the 2001 Directors, the 2001 Directors’ settlement payment will be adjusted by a comparable proportion.

The claims with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,050,000 and $3,000,000, respectively, were tried in Delaware Chancery Court in a one-week trial beginning February 27, 2006. On July 28, 2006, we settled the claims with respect to Mr. Panic for $20 million. The settlement requires an initial cash payment to the Company of $8 million in the third quarter of 2006, with the remainder due within one year of the settlement. The settlement resolves all outstanding claims between Mr. Panic and the Company.

Indemnification of Directors:  The Company, as well as other unrelated entities, may be responsible for indemnification obligations in connection with a lawsuit filed on March 24, 2006, by former chairman and chief

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

executive officer, Milan Panic in State of California, Orange County, Superior Court styled Milan Panic v. Robert W. O’Leary and Randy Thurman, Case No. 06CC04425, against Robert W. O’Leary and Randy Thurman, current and former directors of the Company, respectively. Plaintiff Panic purports to assert direct claims against the two individual defendants for fraud, conspiracy, breach of fiduciary duties, and violations of California Business & Professions Code § 17200 et seq. in connection with a 2002 proxy context and subsequent receipt by defendants of compensation from the Company. Plaintiff alleges, among other things, damages in excess of $20 million, and purportedly seeks the costs of the lawsuit, attorneys’ fees, punitive damages, restitution and other injunctive relief. The July 28, 2006 settlement between Mr. Panic and us provides the suit against Messrs. O’Leary and Thurman will be dismissed.

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

Permax Product Liability Cases.  On July 18, 2005, we were served a complaint in a case captioned Barbara E. Hermansen and Robert B. Wilcox, Jr. v. Eli Lilly & Company, Elan Corporation, plc, Amarin Corporation plc and Valeant Pharmaceuticals International, Case No. 05 L 007276 in the Circuit Court of Cook County, Illinois, which case has subsequently been removed to federal court. This case alleges that the use of Permax caused the plaintiff to become a compulsive gambler, and as a result, she has suffered significant economic loss and severe emotional and mental distress.

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

Kali Litigation:  In March 2004, Kali Laboratories, Inc. submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which we acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) pending in the United States District Court of New Jersey. The complaint alleges that Kali’s filing of ANDA No. 76-843 is an act of infringement

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

under 35 U.S.C. §271(e)(4) of one or more claims of U.S. Patent No. 5,462,740. Kali has filed an answer and counterclaims, denying all allegations of the complaint and asserting affirmative defenses and counterclaims for non-infringement, invalidity and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. Xcel filed a reply to the counterclaims, denying all allegations. In October 2005, Kali filed an amended answer and counterclaims asserting affirmative defenses and counterclaims for non-infringement, invalidity, unenforceability due to inequitable conduct during prosecution of the patent, and unenforceability under the doctrine of patent misuse due to improper filing of the lawsuit. In November 2005, we filed a reply to the amended counterclaims, denying all allegations. We will vigorously defend ourselves against Kali’s allegations. Fact and expert discovery has closed. The parties attended a pretrial conference on June 12, 2006. No trial date has been set.

Xcel filed this suit within forty-five days of Kali’s Paragraph IV certification. As a result, The Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) provides an automatic stay on the FDA’s approval of Kali’s ANDA for thirty months. The thirty month stay expires on November 28, 2006. If Xcel prevails in the lawsuit, then Kali’s ANDA cannot be effective until after the expiration of U.S. Patent No. 5,462,740 in 2013. If Kali prevails in the lawsuit at the district court level prior to the end of the thirty month stay, or the thirty-month stay expires prior to a ruling in the lawsuit, then the FDA may approve Kali’s ANDA at such time.

Trademark litigation:  Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and the company’s VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions, including Argentina, Australia, Brazil, Chile, Colombia, Czech Republic, European Union, France, Germany, Indonesia, Israel, Japan, Malaysia, New Zealand, Romania, Slovak Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela, the United Kingdom and the United States. Valent Biosciences’ oppositions in Colombia, Czech Republic, France, Japan, Romania, Spain and Turkey have been denied. Valent Biosciences unsuccessfully appealed the French decision and has appeals pending in Colombia, Romania, Spain and Turkey. While some or all of Valent Biosciences’ oppositions in Chile and Switzerland have been sustained, we have appealed those decisions, and our appeal in Switzerland was successful. We have also initiated actions to cancel trademark registrations owned by Valent Biosciences in Germany, Israel and South Korea and have opposed Valent’s application to register the VALENT mark in Switzerland in connection with pharmaceuticals. We have responded or will respond to all opposition proceedings that have been filed and discovery is ongoing in the opposition proceeding in the United States. Valent Biosciences has also filed for cancellation of the VALEANT trademark in Austria. If the cancellation filing or any of the opposition proceedings are successful, we would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in the VALEANT mark those particular jurisdictions.

Breach of Contract:  On March 11, 2005, Caleel + Hayden, LLC sued in the Superior Court of the State of California for the County of Orange alleging that our termination of their distribution agreement for Kinerase was a breach of the contract and constituted fraud. Plaintiff sought substantial damages, alleging, among other things, lost profits. On July 6, 2006, the jury returned a verdict on the breach of contract action in favor of Caleel + Hayden and awarded $2,355,000 million in damages, which we have recorded as an expense in the three months ended June 30, 2006. We are exploring an appeal of this verdict.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Business Segments

In the 2006 strategic restructuring, the pharmaceutical segment formerly described as Asia, Africa, and Australia (AAA) was eliminated for segment reporting purposes, with the operations in this former segment combined with the remaining three segments. We thus now have three reportable pharmaceutical segments, which comprise our pharmaceutical operations in:

•	North America, comprising the United States and Canada.

•	International. The Latin America, Asia, and Australasia regions are now described as “International”.

•	Europe, Middle East, and Africa (EMEA).

In addition, we have a research and development division. As part of the restructuring announced on April 3, 2006, the discovery and pre-clinical development operations will be separated from the development division, with the objective being to sell or out-license these operations.

The segment information below for the three and six months ended June 30, 2005 has been restated from our previous presentations to reflect our new segment structure as described above.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the amounts of segment revenues and operating income of the Company for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Specialty pharmaceuticals
North America	$72,065	$60,398	$147,277	$109,341
International	64,471	54,430	109,661	96,346
EMEA	71,981	66,000	132,336	136,944

Total specialty pharmaceuticals	208,517	180,828	389,274	342,631
Ribavirin royalties	21,635	24,206	39,726	43,541

Consolidated revenues	$230,152	$205,034	$429,000	$386,172

Operating Income (Loss)
Specialty pharmaceuticals
North America	13,850	16,552	36,342	33,246
International	22,934	15,431	32,106	25,761
EMEA	12,393	8,867	16,609	20,879

	49,177	40,850	85,057	79,886
Corporate expenses(1)	(16,262)	(14,344)	(39,452)	(28,711)

Total specialty pharmaceuticals	32,915	26,506	45,605	51,175
Restructuring charges(2)	(53,082)	1,324	(79,548)	(371)
Gain on litigation settlement	—	—	34,000	—
Research and development	(10,684)	(6,621)	(22,974)	(15,957)
Acquired IPR&D(2)	—	—	—	(126,399)

Consolidated segment operating income (loss)	(30,851)	21,209	(22,917)	(91,552)
Interest income	2,715	3,119	5,372	6,134
Interest expense	(10,861)	(10,063)	(21,298)	(19,744)
Other, net	757	(2,631)	1,694	(4,422)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(38,240)	$11,634	$(37,149)	$(109,584)

(1)	All stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total assets of the Company by segment as of June 30, 2006 and December 31, 2005 (in thousands):

	Total Assets
	June 30,	December 31,
	2006	2005

North America	$489,121	$503,196
International	184,787	183,740
EMEA	373,987	384,191
Corporate	208,746	240,680
Research and Development Division	209,654	218,943
Discontinued operations	49	127

Total	$1,466,344	$1,530,877

The following table sets forth the long term assets of the Company by segment as of June 30, 2006 and December 31, 2005 (in thousands)

	Long Term Assets
	June 30,	December 31,
	2006	2005

North America	$392,841	$426,745
International	60,578	61,049
EMEA	115,746	129,952
Corporate	117,556	158,801
Research and Development Division	147,618	158,464

Total	$834,339	$935,011

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dermatology
Efudix/Efudex®(P)	$14,978	$12,231	$30,560	$31,507
Kinerase®(P)	9,024	5,821	15,884	10,256
Oxsoralen-Ultra®(P)	3,593	4,126	7,101	7,094
Dermatixtm(P)	2,977	2,566	4,811	4,462
Eldoquin(P)	1,571	1,116	2,753	2,521
Other Dermatology	10,612	7,783	17,826	14,511
Infectious Disease
Infergen®(P)(a)	11,309	—	25,014	—
Virazole®(P)	3,541	4,039	8,698	8,234
Other Infectious Disease	4,890	4,245	9,622	10,098

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Neurology
Diastat(P)(b)	11,709	14,291	23,731	19,468
Mestinon®(P)	12,326	10,434	22,143	20,294
Librax(P)	5,004	1,670	7,924	5,751
Cesamet(P)	4,042	1,919	7,345	3,974
Migranal(P)(b)	2,701	4,130	5,816	4,904
Dalmane/Dalmadorm(P)	2,544	3,329	5,010	5,971
Tasmar®(P)	1,666	1,533	2,851	2,472
Limbitrol(P)	1,318	1,623	2,828	2,917
Other Neurology	15,575	15,525	30,165	26,092
Other Therapeutic Classes
Bedoyectatm(P)	12,512	10,976	23,092	20,220
Solcoseryl	4,597	3,911	7,974	8,105
Bisocard(P)	3,912	3,363	7,477	6,018
Nyal(P)	4,803	5,366	6,557	7,840
Calcitonin(P)	2,228	2,733	4,078	5,318
Espaven(P)	2,983	1,509	4,285	3,071
Aclotin(P)	1,219	1,370	2,591	2,890
Other Pharmaceutical Products	56,883	55,219	103,138	108,643

Total product sales	$208,517	$180,828	$389,274	$342,631

Total Promoted Product sales(P)	$120,557	$98,056	$228,523	$183,287

(a)	Infergen was acquired from InterMune on December 30, 2005.

(b)	Diastat and Migranal were acquired with the Xcel transaction on March 1, 2005.

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

During the three months ended June 30, 2006 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $38,675,000 in the three-month period ended June 30, 2006, representing 18.6% of our product sales. Sales to Cardinal Health in the three-month period were $18,943,253, representing 9.1% of our product sales. In the six-month period ended June 30, 2006, sales to McKesson Corporation were $69,057,000 and sales to Cardinal Health were $37,056,000, representing 17.7% and 9.5%, respectively. In prior years no single customer accounted for more than 10% of product sales in any period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. We focus our greatest resources and attention principally in the therapeutic areas of neurology, infectious disease and dermatology. Our marketing and promotion efforts focus on our Promoted Products, which include products marketed globally, regionally and locally with annual sales in excess of $5 million. Our products are currently sold in more than 100 markets around the world, with our primary focus on the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, and Spain.

Our primary value driver is a specialty pharmaceutical business with a global platform. We believe that our global reach and marketing agility make us unique among specialty pharmaceutical companies, and provide us with the ability to leverage compounds in the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties currently represent a much smaller contribution to our revenues than they have in the past.

Specialty Pharmaceuticals

Specialty Pharmaceutical Revenues:  Product sales from the Company’s specialty pharmaceutical segments increased $27,689,000 (15%) and $46,643,000 (14%) for the three and six months ended June 30, 2006, respectively, over the same periods in 2005. Sales from products related to the acquisition of Xcel in March 2005 contributed $17,451,000 and $35,780,000 to product sales in the three and six months ended June 30, 2006, respectively, reflecting declines in non-promoted products acquired from Xcel and lower sales of Diastat and Migranal in the second quarter than in the same period in the prior year. Sales from Infergen, acquired on Dec. 30, 2005, contributed $11,309,000 and $25,014,000 in the three and six months ended June 30, 2006, respectively. Product sales from the Company’s Promoted Products increased $22,501,000 (24%) and $45,236,000 (25%) for the three and six months ended June 30, 2006, respectively, over the same period from 2005.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and neurology. Research and development expenses were $26,842,000 and $56,377,000 for the three and six months ended June 30, 2006, respectively, compared to $27,559,000 and $53,283,000 for the same periods in 2005, resulting in a decrease of $717,000 (3%) in the three-month period and an increase of $3,094,000 (6%) in the six-month period, respectively.

In April 2006 we announced a major restructuring program which will result in a reduction of the size and scope of our research and development activities. See “Company Strategy and Restructuring” below.

Ribavirin Royalties

Ribavirin royalty revenues decreased $2,571,000 (11%) and accounted for 9% of our total revenues from continuing operations for the three months ended June 30, 2006 as compared to 12% in the similar three-month period in 2005. Ribavirin royalty revenues decreased $3,815,000 (9%) and accounted for 10% of our total revenues from continuing operations for the six months ended June 30, 2006 as compared to 13% in the similar six-month period in 2005. The year-to-date decrease in ribavirin royalties includes the effects of generic competition in the United States, partially offset by increased royalties in Japan.

Company Strategy and Restructuring

The key elements of our strategy, as refined by the restructuring program announced on April 3, 2006, include the following:

Targeted Growth of Existing Products.  We focus our business on key markets, across three therapeutic areas. We believe that our core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. We intend to continue to pursue life cycle management strategies for our regional and local brands.

Efficient Manufacturing and Supply Chain Organization.  The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations and further reduce our excess capacity. Under our global manufacturing strategy, we also seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing and by other actions to improve efficiencies. We have undertaken major process improvement initiatives and the deployment of lean six sigma process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution.

Clinical Development Activities.  We are focusing efforts and expenditures on two late stage development projects: Viramidine (taribavirin), a potential treatments for hepatitis C and retigabine, a potential treatment for partial onset seizures in patients with epilepsy. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. We intend to sell rights to, out-license or secure partners to share the costs of other major clinical projects and discovery programs that the research and development division has underway.

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

The restructuring program will result in reduced selling, general and administrative expenses primarily through consolidation of our management functions into fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Asia, Africa and Australia, (“AAA”), which were formerly managed as a separate business unit, will be combined with those of other regions. As a result we now have three reportable pharmaceutical segments, which comprise our pharmaceutical operations in:

•	North America, comprising the United States and Canada.

•	International. The Latin America, Asia, and Australasia regions are now described as “International”.

•	Europe, Middle East, and Africa (“EMEA”).

We anticipate that the total restructuring program will result in charges that will range between $90,000,000 and $115,000,000. These charges include impairment charges resulting from the planned sale of our manufacturing facilities in Puerto Rico and Switzerland. The anticipated charges also include employee severance costs resulting from a total reduction of approximately 750 employees, the majority of whom work in the manufacturing facilities which will be sold.

We recorded provisions of $53,082,000 and $79,548,000 in the three and six months ended June 30, 2006, respectively, in connection with the restructuring program. These charges consist of the impairment charges for our manufacturing sites in Puerto Rico and Switzerland of $18,576,000 and $25,114,000, respectively. The fair value of these sites was determined based on independent appraisals. The restructuring charges also consist of other costs as detailed below. The restructuring charges in the three months ended June 30, 2006 were $18,577,000 and $28,898,000 for the North American and EMEA segments, respectively.

Restructuring Charge Details

	Three Months Ended		Six Months Ended	Anticipated Total
(In thousands)	March 31, 2006	June 30, 2006	June 30, 2006	Restructuring Charge
Employee Severances (135 Employees)	$6,644	$5,369	$12,013	$19,000 - 28,000
Contract cancellation and other cash costs	—	992	992	1,000 - 2,000
Subtotal: Cash-related Charges	6,644	6,361	13,005	20,000 - 30,000
Abandoned software and other capital assets	19,822	3,031	22,853	23,000 - 24,000
Impairment of manufacturing assets	—	43,690	43,690	47,000 - 71,000
Subtotal: Non-cash charges	19,822	46,721	66,543	70,000 - 95,000

Total:	$26,466	$53,082	$79,548	$90,000-$115,000

  Reconciliation of Cash Restructuring Payments with Restructuring Accrual

(In thousands)	March 31, 2006	June 30, 2006
Opening Accrual	$—	$5,425
Cash Charges	6,644	5,369
Cash Paid	(1,219)	(2,243)

Closing Accrual	$5,425	$8,551

Results of Operations

Our three reportable pharmaceutical segments comprise pharmaceuticals operations in North America; International; and Europe, Middle East, and Africa. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see Note 10 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

The following tables compare 2006 and 2005 revenues by reportable segments and operating expenses for the three months and six months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended
	June 30,		Increase/	Percent
	2006	2005	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$72,065	$60,398	$11,667	19%
International	64,471	54,430	10,041	18
EMEA	71,981	66,000	5,981	9

Total specialty pharmaceuticals	208,517	180,828	27,689	15
Ribavirin royalties	21,635	24,206	(2,571)	(11)

Total revenues	230,152	205,034	25,118	12
Costs and Expenses
Cost of goods sold (excluding amortization)	65,744	52,940	12,804	24
Selling expenses	66,268	61,454	4,814	8
General and administrative expenses	31,553	25,985	5,568	21
Research and development costs	26,842	27,559	(718)	(3)
Restructuring charges	53,082	(1,324)	54,406	NM
Amortization expense	17,514	17,211	303	2

Operating income	$(30,851)	$21,209	$(52,060)	NM

Gross profit on product sales (excluding amortization)	$142,773	$127,888	$14,885	12

Gross profit margin on product sales	68%	71%

	Six Months Ended
	June 30,		Increase/	Percent
	2006	2005	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$147,277	$109,341	$37,936	35%
International	109,661	96,346	13,315	14
EMEA	132,336	136,944	(4,608)	(3)

Total specialty pharmaceuticals	389,274	342,631	46,643	14
Ribavirin royalties	39,726	43,541	(3,815)	(9)

Total revenues	429,000	386,172	42,828	11
Costs and Expenses
Cost of goods sold (excluding amortization)	124,324	101,661	22,663	22
Selling expenses	130,538	114,269	16,269	14
General and administrative expenses	60,093	50,562	9,531	19
Research and development costs	56,377	53,283	3,094	6
IPR&D	—	126,399	(126,399)	NM
Gain on litigation settlement	(34,000)	—		NM
Restructuring charges	79,548	371	79,177	NM
Amortization expense	35,037	31,179	3,858	12

Operating loss	$(22,917)	$(91,552)	$34,635	(38)

Gross profit on product sales (excluding amortization)	$264,950	$240,970	$23,980	10

Gross profit margin on product sales	68%	70%

In the North America pharmaceuticals segment, revenues for the three months ended June 30, 2006 were $72,065,000, compared to $60,398,000 for the same period in 2005, representing an increase of $11,667,000 (19%). The increase is primarily related to the acquisition of Infergen which contributed $11,309,000 and $25,014,000 in the three and six months ended June 30, 2006, respectively. Revenues for the six months ended June 30, 2006 were $147,277,000 compared to $109,341,000 for 2005, an increase of $37,93,000 (35%).The sales for the six months ended June 30, 2006 also benefited from the full six months of Xcel products compared with only four months in 2005. The region reported increased sales in the second quarter of Efudex, Kinerase, and Cesamet, which were offset by declines in sales of Diastat and Migranal in the period, along with decreased sales of non-promoted products. Product sales in the North America region were 35% and 38% of total product sales in the three and six months ended June 30, 2006, respectively, compared to 33% and 32% of total product sales for the same periods in 2005. Canadian sales benefited from the increased strength of the Canadian dollar relative to the U.S. dollar, which contributed $918,000 and $1,407,000 to sales in the three- and six-month periods ended June 30, 2006, respectively.

In the International pharmaceuticals segment, revenues for the three months ended June 30, 2006 were $64,471,000 compared to $54,430,000 for 2005, an increase of $10,041,000 (18%). The increase was due to the acquisition of Melleril in Brazil and an increase in sales of Bedoyecta and several other products. Revenues for the six months ended June 30, 2006 were $109,661,000 compared to $96,346,000 for 2005, an increase of $13,315,000 (14%). The impact of currency in International decreased reported revenue by $891,000 in the three months ended June 30, 2006 but increased revenue by $838,000 in the six months ended June 30, 2006.

In the EMEA pharmaceuticals segment, revenues for the three months ended June 30, 2006 were $71,981,000, compared to $66,000,000 for the same period in 2005, an increase of $5,981,000 (9%). Revenues for the six months ended June 30, 2006 were $132,336,000 compared to $136,944,000 for 2005, a decrease of $4,608,000 (3%). The

EMEA region reported increased sales in the second quarter of Kinerase, Librax, Solcoseryl, and Mestinon, which were offset in part by declines in Calcitonin, and Omeprazol. The impact of currency in EMEA increased reported revenue by $584,000 in the three months ended June 30, 2006 but decreased revenue by $3,185,000 in the six months ended June 30, 2006. Europe continues to be impacted by government imposed price reductions and lower sales volume of non-promoted products.

Ribavirin Royalties:  Ribavirin royalties represent amounts earned under the license and supply agreements with Schering-Plough and Roche. Under a license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. The Company receives royalty fees from Roche under a license agreement on sale of Roche’s version of ribavirin, Copegus, for use in combination with interferon alfa or pegylated interferon alfa. Ribavirin royalties from Schering-Plough and Roche for the three and six months ended June 30, 2006 were $21,635,000 and $39,726,000, respectively, compared to $24,206,000 and $43,541,000 for 2005, representing decreases of $2,571,000 and $3,815,000, respectively. The decline in ribavirin royalties is primarily due to reductions in reserves against royalties in the second quarter of 2005.

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales decreased to 68% for the second quarter of 2005, compared to 71% for the same period in 2005. Gross profit margin on product sales for the six months ended June 30, 2006 was 68% compared to 70% for the same period in 2005. The decrease in gross profit margin is primarily due to inventory write offs, product mix, and certain manufacturing inefficiencies. Cost of goods sold in 2006 includes a provision of $352,000 and $765,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three- and six- month periods ended June 30, 2006, respectively.

Selling Expenses:  Selling expenses were $66,268,000 and $130,538,000 for the three and six months ended June 30, 2006, respectively, compared to $61,454,000 and $114,269,000 for the same periods in 2005, resulting in increases of $4,814,000 (8%) and $16,269,000 (14%), respectively. As a percent of product sales, selling expenses were 32% and 34% for the three and six months ended June 30, 2006, respectively, compared to 34% for each of the same periods in 2005. The quarterly increase in selling expenses primarily reflects the additional sales force associated with the acquisition of Infergen and includes costs related to the launch of line extensions and new products. The decrease in selling expense as a percent of sales reflects the Company’s efforts to target its selling efforts on responsive products, the impact of leveraging an increased level of sales, and savings from the Company’s restructuring. Selling expenses in 2006 includes a provision of $858,000 and $1,705,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three- and six- month periods ended June 30, 2006, respectively.

General and Administrative Expenses:  General and administrative expenses were $31,553,000 and $60,093,000 for the three and six months ended June 30, 2006, respectively, compared to $25,985,000 and $50,562,000 for the same periods in 2005, resulting in increases of $5,568,000 (21%) and $9,531,000 (19%), respectively. As a percent of product sales, general and administrative expenses were 15% for the three and six months ended June 30, 2006 compared to 14% and 15% for the same periods in 2005. General and administrative expense in the three months ended June 30, 2006 include $2,355,000 in damages awarded against us in the Caleel + Hayden case, the recording of $920,000 for a withholding obligation for a former member of the Board of Directors of the Company in early 2002 for which the Company did not withhold federal taxes, and a provision of $3,050,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R). The corresponding SFAS 123(R) provision in general and administrative expenses for the six months ended June 30, 2006 was $6,691,000.

Research and Development:  Research and development expenses were $26,842,000 and $56,377,000 for the three and six months ended June 30, 2006, respectively, compared to $27,559,000 and $53,283,000 for the same periods in 2005, resulting in a decrease of $717,000 (3%) and an increase of $3,094,000 (6%), respectively. Research and development costs are expected to decrease in 2006 due to the restructuring program. Research and development expenses include provisions of $758,000 and $1,538,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three- and six-month periods ended June 30, 2006, respectively.

Acquired In-Process Research and Development:  In the six months ended June 30, 2005, the Company incurred an expense of $126,399,000, associated with IPR&D related to the acquisition of Xcel Pharmaceuticals, Inc. The amount expensed as IPR&D represents the Company’s estimate of fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

Restructuring Charges:  In the three and six months ended June 30, 2006, the Company incurred restructuring charges of $53,082,000 and $79,548,000, respectively. This program is discussed in more detail in the Company Strategy and Restructuring above. These restructuring charges comprised the write-off of costs related to assets to be abandoned, including abandoned software projects ($22,853,000), a portion of the severance costs of the employees who will be terminated in the program ($12,013,000), and impairment charges on our manufacturing sites in Puerto Rico and Switzerland ($43,690,000).

Amortization:  Amortization expense was $17,514,000 and $35,037,000 for the three and six months ended June 30, 2006, respectively, compared to $17,211,000 and $31,179,000 for the same periods in 2005, resulting in increases of $303,000 (2%) and $3,858,000 (12%), respectively. The increase was primarily due to amortization of the intangible assets acquired in the Xcel and Infergen acquisitions.

Other Income (expense),Net, Including Translation and Exchange:  Other income, net, including translation and exchange was $757,000 and $1,694,000 for the three and six months ended June 30, 2006, respectively, compared to losses of $2,631,000 and $4,422,000 for the same periods in 2005. In the second quarter of 2006, translation gains principally consisted of translation and exchange gains of $601,000 in International and $258,000 in EMEA. In the six months ended June 30, 2006, translation gains principally consisted of gains of $1,503,000 in International and $240,000 in EMEA.

Interest Expense, net:  Interest expense net of interest income increased $1,202,000 (17%) and $2,316,000 (17%) during the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, primarily as a result of higher interest rates on variable rate debt and lower interest income as a result of lower cash and investment securities balances.

Income Taxes:  The tax provisions in the second quarters of both 2006 and 2005 relate to the profits of our foreign operations, foreign withholding taxes, liabilities associated with the 1997 through 2001 IRS examination and, state and local taxes in the U.S. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for US income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses. In addition, the Company recognized the cumulative withholding obligation on intercompany payables associated with its Singapore subsidiary for the periods since inception in 2004, having an impact of $1,777,000 in the second quarter of 2006. Of this amount, $1,470,000 relates to periods prior to April 2006 and $307,000 relates to the three months ended June 30, 2006. In 2005 a significant portion of the loss relates to a charge for IPR&D associated with the Xcel acquisition that will not be deductible for tax purposes since that acquisition was structured as a stock purchase.

Loss from Discontinued Operations, Net of Taxes:  Our loss from discontinued operations was $197,000 and $409,000 for the three- and six- month periods ended June 30, 2006, respectively. These losses compare to $1,988,000 and $3,491,000 in the three- and six- month periods ended June 30, 2005, respectively. The losses in 2006 relate to closure and wind up of our remaining administrative activities associated with the discontinued manufacturing operations in Central Europe, the last of which was disposed of in 2005. Valeant signed an agreement on July 14, 2006 to sell assets related to its former Russian pharmaceutical distribution company, OAO Pharmsnabsbyt (“PSS”). Proceeds from this sale will be approximately $2.0 million, with the first installment due in the third quarter of 2006 and the remaining payments to be backed by a bank guarantee. This sale will generate a gain of approximately $2 million within discontinued operations in the third quarter of 2006.

Liquidity and Capital Resources

Cash and marketable securities totaled $252,815,000 at June 30, 2006 compared to $235,066,000 at December 31, 2005. Working capital was $389,474,000 at June 30, 2006 compared to $360,812,000 at December 31, 2005. The increase in working capital of $28,662,000 was benefited by the settlement of claims with the Serbian government and further benefited by operations, partially offset by cash used in inventory purchase commitments, research and development activities, severance, and other restructuring costs.

Cash provided by operating activities is expected to be our primary source of funds in 2006. During the six months ended June 30, 2006, cash provided by operating activities totaled $50,711,000 compared to $21,276,000 in the same period in 2005, an increase of $29,435,000. The increase in cash provided by operating activities is primarily due to increases in sales and gross profits offset in part by a reduction in royalty revenues.

Cash used in investing activities was $16,971,000 for the six months ended June 30, 2006 compared to $84,130,000 for 2005. In 2006 cash used in investing activities consisted primarily of capital expenditures on corporate programs and existing facilities, offset in part by cash proceeds from sales of assets, including the Warsaw manufacturing facility. In 2005, net cash used in investing activities consisted of payments for the acquisition of Xcel and various other product rights of $281,781,000 and capital expenditures of $15,021,000, partially offset by net proceeds from investments of $206,928,000 and proceeds from the sale of assets of $5,876,000.

Cash used in financing activities was $17,518,000 in the six months ended June 30, 2006 and principally consisted of dividends paid on common stock of $14,354,000. and debt retirements of $6,137,000. Cash generated from financing activities for the six months ended June 30, 2005 was $176,318,000, which includes proceeds from our stock offering in connection with the Xcel acquisition of $189,030,000, partially offset by cash dividends paid on common stock of $13,650,000.

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

We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contract. As of June 30, 2006, we have collateral of $12,200,000 comprising marketable securities and included in other assets in the accompanying balance sheet.

Management believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through June 30, 2007, and to provide cash needed to fund capital expenditures and its clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances and cash flow from operations.

While we have historically paid quarterly cash dividends, there can be no assurance that we will continue to do so in the future.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our annual report on Form 10-K. Our 3% and 4% convertible subordinated notes include conversion features that are considered as off-balance sheet arrangements under SEC requirements.

Products in Development

Late Stage Development of New Chemical Entities

Viramidine (taribavirin):  Viramidine is a nucleoside (guanisine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing Viramidine (taribavirin), in oral form, for administration in combination with pegylated interferon for the treatment of chronic hepatitis C in treatment-naïve patients.

On March 21, 2006, we reported the results of the first of two pivotal Phase 3 trials for Viramidine (taribavirin). The VISER1 (VISER stands for Viramidine Safety and Efficacy Versus Ribavirin) trial included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response, SVR). The results of VISER1 met the safety criteria but did not meet the efficacy criteria.

The results of the study were significantly impacted by the VISER1 dosing methodology which was a fixed dose of Viramidine (taribavirin) for all patients and a variable dose of ribavirin based on a patient’s weight. The results of the study indicate that the dosage of Viramidine (taribavirin), like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. VISER2, our second Phase 3 trial, concluded in May 2006. VISER2 is similar in design to VISER1 (a fixed dose of Viramidine (taribavirin) and a weight-based, variable dose of ribavirin). We locked the database in the trial as of early August and are performing the expected analysis. Once we have completed our analysis, we intend to meet with the FDA and European regulatory authorities and decide on a strategy. We will communicate these developments at a later date.

The timeline and path to regulatory approval is uncertain at this time. Further development of Viramidine (taribavirin) may require the completion of another Phase 3 trial which could add significantly to the drug’s development cost and the time it takes to complete development, thereby delaying the commercial launch of Viramidine (taribavirin) and possibly weakening its position in relation to competing treatments. We will evaluate the economics of the Viramidine (taribavirin) development program and decide on its course of action by the end of the year. Our external research and development expenses for Viramidine (taribavirin) were $4,548,000 and $11,238,000 for the three- and the six-month periods ended June 30, 2006. For the three- and six month-periods ended June 30, 2005, these external research and development expenses for Viramidine (taribavirin) were $8,374,000 and $18,168,000, respectively.

Retigabine:  We are developing retigabine as adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. We successfully completed an End-of-Phase 2 meeting concerning retigabine with the FDA in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p<0.001).

Following a Special Protocol Assessment by the FDA two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) will be conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) will be conducted at 60 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring twelve to eighteen months to complete. Supportive Phase 1 trials for retigabine in healthy volunteers start in 2006. Assuming successful completion of the Phase 3 trials, we expect availability of the trials’ results in the second half of 2007. Assuming approval by the FDA, we expect to launch retigabine in late 2008 or early 2009. For the three- and six-month periods ended June 30, 2006, the external research and development expenses for retigabine were $5,173,000 an $9,188,000, respectively. For the three-month period ended June 30, 2005, the external research and development expenses for retigabine were $3,056,000. We acquired Xcel Pharmaceuticals, Inc. on March 1, 2005 and did not incur external research and development expenses for retigabine in the three months ended March 31, 2005.

Other Development Activities

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

In connection with this transaction, we acquired patent rights and rights to a clinical trial underway to expand the applications of Infergen. In the DIRECT trial (001) which started in the second quarter of 2004, 343 patients were enrolled. As of June 30, 2006, 62 patients remained in the trial. We expect to submit interim 24-week data on all patients in the first trial to an upcoming scientific meeting for communication in the last quarter of 2006. An Extension to the DIRECT trial (IHRC-002) has enrolled 144 patients and is underway for some of the patients who participated in the first trial. As of June 30, 2006, 62 patients remained in this trial. Both of the DIRECT trials are reviewed on a regular basis by an independent Data Monitoring Committee to monitor the safety of each trial. An Extension to the DIRECT trial (002) is underway for some of the patients who participated in the first trial. Post-treatment follow-up for the DIRECT trials are expected to be completed (i.e., last patient visit) in the first and third quarters of 2007, respectively. We expect to report and publish the results from these studies sometime in late 2007.

Zelapar:  Zelapar was approved by the FDA on June 14, 2006 as an adjunct treatment in the management of patients with Parkinson’s disease being treated with levodopa/carbidopa. Zelapar is the first Parkinson’s disease treatment to use the patented Zydis® fast-dissolving technology, which allows the tablets to dissolve within seconds in the mouth and deliver more active drug at a lower dose. We launched Zelapar in the U.S. market on July 18, 2006.

Pradefovir (formerly called remofovir):  Pradefovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We are engaged in the development of this compound into an oral once-a-day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and lamivudine drug-resistant hepatitis B. We have completed Phase 1 and Phase 2 clinical trials of pradefovir. As announced in our restructuring program, we intend to out-license pradefovir before the initiation of Phase 3 clinical trials.

Foreign Operations

Approximately 70% and 75% of our revenues from continuing operations, which includes royalties, for the six months ended June 30, 2006 and 2005, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

In January 2006, the parent company of one of our toll manufacturers in Europe filed for bankruptcy. Sales of products obtained from this manufacturer are estimated to be approximately $60 million in 2006. The manufacturer has developed a business plan to continue to successfully operate and we have developed plans to respond to a disruption should it occur. The manufacturer has submitted a proposal to emerge from the bankruptcy to the bankruptcy court and its creditors. The requisite creditors have approved the plan and the manufacturer is awaiting court approval to emerge from bankruptcy. To date, this bankruptcy has had no significant effect on our operations.

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

In some markets customers have the right to return products to us under certain conditions. Historically and in the three and six month periods ended June 30, 2006 and 2005, the provision for sales returns was less than 2% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

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

The tax provisions in the second quarters of both 2006 and 2005 relate to the profits of our foreign operations, foreign withholding taxes, liabilities associated with the 1997 through 2001 IRS examination and, state and local taxes in the U.S. Our US operations, which include our research and development activities, generate substantial net operating losses for US income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, the tax benefits associated with U.S. operating losses have been fully reserved. Additionally, in 2005 a significant portion of the loss relates to a charge for IPR&D associated with the Xcel acquisition that is not deductible for tax purposes since that acquisition was structured as a stock purchase.

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

Purchase Price Allocation Including Acquired In-Process Research and Development

The purchase price for the Infergen, Xcel, Amarin, and Ribapharm acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocations may change as subsequent information becomes available.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $5,682,000, which consisted of stock-based compensation expense related to employee stock options and the Employee Stock Purchase Plan of $5,045,000, and stock-based compensation expense related to restricted stock awards and acquisitions of $637,000. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years. Stock-based compensation expense of $544,000 for the three months ended June 30, 2005, was related to restricted stock awards and acquisitions which the Company had been recognizing under previous accounting standards (see Note 1 to Consolidated Condensed Financial Statements). If the Company had recognized stock compensation expense for stock options and the Employee Stock Purchase Plan in 2005 the net loss for the three months ended June 30, 2005 would have been $144,309,000 or $1.62 per share, an increase of $5,050,000 or $0.05 per share from the amounts reported.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2006 was $5.47 determined using the Black Scholes model and the following weighted-average assumptions:

2006

Weighted-average life (years)	4.1
Volatility	38%
Expected dividend per share	$0.31
Risk-free interest rate	4.88%
Weighted-average fair value of options	$5.47

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at June 30, 2006 is $20,779,000. This will be amortized to expense as follows: $8,284,000 in the remaining quarters of 2006, $8,492,000 in 2007, $3,188,000 in 2008 and $815,000 in 2009 and thereafter.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims which range from product and environmental liabilities to tax matters. In addition, we may have indemnification obligations, including commitments to current and former directors in certain circumstances. In accordance, with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 9 of notes to consolidated condensed financial statements for a discussion of contingencies.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and six months ended June 30, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 7, 2006, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. Forward-looking statements include, among other things, statements regarding the effects and success of our restructuring program, our products in development, the information and expectations concerning our future financial performance, business strategy, projected plans and objectives, and our estimates with respect to future operating results. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by our management. You should consider these in evaluating our prospects and future financial performance. In addition, the information set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and this quarterly report on Form 10-Q describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes or any obligation to explain the reasons why actual results may differ.

Our actual results could differ materially from these anticipated in this report as a result of various factors, including those set forth below.

•	The future growth of our business depends on the development, approval, and commercialization of new products, including Viramidine (taribavirin) and retigabine. The process of developing new drugs has an inherent risk of failure. For example, product candidates may turn out to be ineffective or unsafe in clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. Our inability to successfully develop our products due to these or other factors could have a material adverse effect on future revenues.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover the technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our current business plan includes targeted expansion through acquisitions of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations, in addition to the development of new products. If we are unable to successfully execute on our expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of our business may be negatively affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. At June 30, 2006 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Viramidine (taribavirin) was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our debt agreements permit us to incur additional debt, subject to certain restrictions, but there is no guaranty that we will actually be able to borrow any money should the need for it arise.

•	We are involved in several legal proceedings, including those described in Note 9 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Dependence on key personnel leaves us vulnerable to a negative impact if they leave. Our continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on us.

•	Our research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result. Any liability could exceed our resources.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Mexican Peso, the Polish Zloty, the Swiss Franc, the Canadian Dollar, and the Japanese Yen. We seek to manage our foreign currency exposure through operational means by managing local currency revenues in relation to local currency costs. We take steps to mitigate the impact of foreign currency on the income statement, which include hedging our foreign currency exposure.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At June 30, 2006, the fair values of the Company’s financial instruments were as follows (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Forward contracts	$45,376	$(2,698)	$(2,698)
Interest rate swaps	150,000	(9,092)	(9,092)
Outstanding fixed-rate debt	780,000	(780,000)	(712,000)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At June 30, 2006, we had $7,153,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our second quarter 2006 pretax earnings. In addition, we have $780,000,000 of fixed rate debt as of June 30, 2006, that requires U.S. dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiary units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $32,600,000 as of June 30, 2006.

We estimated the sensitivity of the fair value of our derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Zloty at June 30, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain from a fair value change of $4,423,000 and a 10% weakening of the U.S. dollar would have resulted in a loss from a fair value change of $5,406,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

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

As of June 30, 2006, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

In April 2006, we announced a strategic restructuring of our company designed to focus our resources on programs and products that have the greatest opportunity for success. Accordingly, we elected to rationalize certain of our assets, including our discovery program and certain manufacturing facilities. We will attempt to sell, out-license, or secure partners to share the costs of major clinical projects and discretionary programs. It is possible that we could be unsuccessful in our attempts to sell or out-license these assets. In the event that we are successful in selling or out-licensing any of our discovery assets, the structure of such transactions may provide for only future compensation contingent upon the third party’s successful development of a product and/or program. Such success is subject to the risks inherent in developing and obtaining approval for pharmaceutical products. Accordingly, it is possible that we may not receive any financial benefit from any sale or out license of these assets. In addition, if we are unable to realize the expected operational efficiencies from our restructuring plan, our operating results and financial condition would be adversely affected.

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

In addition to regulatory compliance risks, our contract manufacturers in the United States and in other countries are subject to a wide range of business risks, such as seizure of assets by governmental authorities, natural disasters, and domestic and international economic conditions. Were any of our contract manufacturers not able to manufacture our products because of regulatory, business or any other reasons, the manufacture of our products would be interrupted. This could have a negative impact on our sales, financial condition and competitive position. In January 2006, the parent company of one of our toll manufacturers in Europe filed for bankruptcy. Sales of products obtained from this manufacturer are estimated to be approximately $60 million in 2006. Although the manufacturer is awaiting court approval to emerge from bankruptcy and we have developed plans to respond to a disruption in supply by this manufacturer, there can be no assurance that, should a disruption in supply occur, we will be able to respond in time with alternative sources of supply or have sufficient levels of inventory to prevent a material negative impact on revenues. In addition, we cannot assure you that the supplier will emerge from bankruptcy, and if so, whether it will be able to meet our supply needs.

Item 5.	Other Information

See Note 2, Restructuring, of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits

Exhibit
Number		Description

10	.1†	Valeant Pharmaceuticals International Executive Incentive Plan, previously described in Item 1.01 of Registrant’s Current Report on Form 8-K filed on April 19, 2006, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.3†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/  Timothy C. Tyson
Timothy C. Tyson
President and Chief Executive Officer

Date: August 7, 2006

/s/  Bary G. Bailey
Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2006

EXHIBIT INDEX

Exhibit
Number		Description

10	.1†	Valeant Pharmaceuticals International Executive Incentive Plan, previously described in Item 1.01 of Registrant’s Current Report on Form 8-K filed on April 19, 2006, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.3†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.