Form 10-K/A
period 2005-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-01-23
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11397

Valeant Pharmaceuticals International
(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Enterprise, Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(949) 461-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value (Including associated preferred stock purchase rights)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Valeant Pharmaceuticals International’s definitive Proxy Statement for the 2006 annual meeting of stockholders is incorporated by reference into Part III hereof.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), originally filed on March 16, 2006, to restate our consolidated balance sheets as of December 31, 2005 and 2004, our consolidated statements of operations and comprehensive loss for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of changes in stockholders’ equity for the years ended December 31, 2005, 2004 and 2003, and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which are included in Item 6. This amended report also includes supplementary disclosures to show the impact of the restated items in years prior to 2001. Please refer to Note 2 to the accompanying consolidated financial statements for additional information relating to the restatement of our consolidated financial statements.

In July 2006, we were contacted by the Securities and Exchange Commission, or SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for Viramidine® (taribavirin). In addition, on August 22, 2006, the SEC requested data regarding our stock option grants and exercises since January 1, 2000. The SEC has also requested information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others, in connection with the Ribapharm initial public offering. We commenced an internal review by our finance department of stock option grants from 1982 to July 2006. In September 2006, our board of directors appointed a special committee of the board composed solely of independent directors (the “Special Committee”) to conduct a review of our historic stock option practices and related accounting. The Special Committee, with the assistance of outside legal counsel, undertook a comprehensive review of the stock option grants to our officers, directors and employees from 1982 to July 2006 under our various stock option plans in effect during this period. The Special Committee has concluded its investigation and has reported its findings to our board of directors.

On October 20, 2006, our board of directors concluded that certain of our consolidated financial statements should be restated to record the additional non-cash stock-based compensation expense items and certain other items that had been incorrectly accounted for under accounting principles generally accepted in the United States, or GAAP.

Continuing the work done in September, the Special Committee analyzed in detail stock option grants awarded between November 1994 and July 2006 and analyzed supporting documentation for awards granted between 1982 and 1994. For the period between November 1994 and July 2006, the Special Committee’s analysis included an extensive review of paper and electronic documents supporting or related to our stock option grants, the accounting for those grants, compensation-related financial and securities disclosures and e-mail communications as well as interviews with numerous current and former employees and current and former members of our board of directors. While the Special Committee concluded that there were some errors as late as January 2006, the majority of errors in accounting for options pertain to those options granted prior to the change in our board of directors and management in mid-2002 (the “Change in Control”). None of the errors occurring in periods after the Change in Control related to options granted to the chief executive officer, chief financial officer or members of our board of directors.

The Special Committee made a determination, based on the available evidence, of measurement dates for each affected grant. If the grants were approved at a meeting of the compensation committee or the board of directors and there was no actual evidence of a change in the approved list of individual awards, the measurement date selected was the date of the compensation committee meeting. If there was actual evidence of a change in the list of individual awards and evidence of when the list became final, the measurement date selected was the date when the list became final. If there was actual evidence of a change in the list but evidence of when the list became final was not definitive, the measurement date was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement.

In total we are recording $31,114,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement to correct errors for awards granted from 1982 through December 31, 2005. Of this, $28,651,000 relates to awards granted prior to the Change in Control and $2,463,000 to awards granted after the Change in Control. None of these changes affect our previously reported revenues, cash, or cash equivalents. As explained below, however, we are also reporting corrections for certain other items which do have an impact on our reported revenues and cash flow presentations.

Options Granted Prior to the Change in Control

The Special Committee found that the recorded grant dates for the majority of stock options awarded prior to the Change in Control differed from the actual grant dates for those transactions. In connection with that finding, the Special Committee concluded that, with respect to many broad-based grants of stock options prior to the Change in Control, prior management used a methodology of selecting a recorded grant date based on the lowest closing price during some time period (e.g., quarter, ten trading days) preceding the actual grant date. While the Special Committee did not reach a conclusion as to how prior management selected other recorded grant dates for broad-based or individual grants that did not use the lowest closing price methodology, there is some evidence that dates were selected based on the occurrence of an event or when the former chief executive officer, Milan Panic, agreed in principle to the grant. While these and similar practices resulted in the grant of “in-the-money” options, and the Special Committee identified evidence that two pre-Change in Control directors may have been aware of these backdating practices, it does not appear that prior management pre-Change in Control attempted to conceal that the stock option grants were discounted using the backdating methodology.

Between November 1994 and the June 2002 Change in Control, we made eight broad-based grants. All of the 908 individual awards of options to purchase 6.9 million shares comprising those grants had recorded grant dates that differed from the actual grant dates for those transactions and each resulted in additional compensation charges that are reflected in our restated financial statements. Of those eight broad-based grants, six appear to have been annual grants that used the lowest closing price methodology and two appear to have been event-related (in those instances, there are lower prices between the recorded grant date and actual grant date). These eight broad-based option grants accounted for $11,488,000 of the $31,114,000 in pre-tax compensation charges.

During this period, options to directors to purchase a total of 334,000 shares were also found to have recorded grant dates earlier than the dates when the board of directors acted to approve the grants. The grants were dated in accordance with the 1994 Stock Option Plan which provided expressly that the grants were to be dated as of November 11, 1994. The board of directors, however, did not approve that stock option plan until January 1995. Accordingly, we are taking additional non-cash compensation charges equal to the difference between the closing stock price on the date of approval and November 11, 1994. These option grants to directors accounted for $148,000 of the $31,114,000 in pre-tax compensation charges.

Also during this period, there were 114 other individual grants of options to purchase a total of 2.0 million shares approved by the compensation committee with stipulated grant dates earlier than the dates the compensation committee acted to approve these awards. The Special Committee could not determine whether the date of those grants were based on an event or when the former chief executive officer, Milan Panic, agreed in principle to the award. These individual option grants accounted for $4,538,000 of the $31,114,000 in additional compensation charges.

The restatement also includes a pre-tax charge of $997,000 related to a stock option grant to a former chief financial officer, who left in 2002. This grant of options to purchase 100,000 shares was granted to him with a recorded grant date a few days before he joined us in May 1998. The Special Committee concluded that this award of options was effectively amended in December 1998 to lower its exercise price. There is evidence which suggests that certain members of former management knew or should have known that this transaction, and one other transaction (resulting in a pre-tax charge of $450,000), had accounting, tax, and disclosure consequences and that they failed to take appropriate action. These options have been accounted for as variable awards in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44) in the restated financial statements. Variable accounting ceased in 2002 when these options were surrendered.

We are also recording $1,375,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for awards granted between 1982 and 1994.

In total 1,038 individual awards of options to purchase a total of 9.2 million shares granted before the Change in Control were found to have been granted “in-the-money,” representing 71% of total awards granted in the period November 1994 through June 11, 2002. This included 87 awards of options to purchase 4.5 million shares awarded to ten executive officers, including the former chief executive officer, Milan Panic. These “in-the-money” awards to executive officers accounted for $10,507,000, 34% of the total pre-tax accounting charge of additional stock-based compensation expense in the restatement.

Cash Surrender of Options at Change in Control in 2002

The election of certain persons as directors at the annual meeting of our stockholders on May 29, 2002 caused a Change in Control under our stock option plans. Our 1998 Stock Option Plan (the “1998 Plan”) provided that all outstanding options vested immediately upon the Change in Control and that an option holder had 60 days following the Change in Control to surrender his or her non-incentive stock options for a cash payment equal to the excess of the highest closing price of the stock during the 90 days preceding the Change in Control, which was $32.50 per share, or the closing price on the day preceding the date of surrender, whichever was higher, over the exercise price for the surrendered options.

During the year ended December 31, 2002, we recorded a pre-tax charge of $61,400,000 related to our cash payment obligation under the 1998 Plan. The findings of the Special Committee relating to “in-the-money” options that were affected by the Change in Control require that we recognize remaining grant date intrinsic value resulting from the acceleration of vesting for a number of these options and the value for which certain options could have been surrendered for cash under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FIN 44. As a result, an additional compensation charge of $10,105,000 has been recorded in fiscal year 2002.

Options Granted After the Change in Control

The Special Committee also found that, due to flaws in the processes relied on to make our annual broad-based grants after the Change in Control, we did not correctly apply the requirements of APB 25 through December 2005. These option accounting errors, however, differ significantly from those made prior to the Change in Control. Unlike the broad-based grants made prior to the Change in Control, for which the recorded grant dates were selected from a period prior to the approval dates, the broad-based grants after the Change in Control were approved at either regularly scheduled meetings of the compensation committee or at meetings of the board of directors, and the exercise price for each of these grants was the closing price on the date of such meetings.

The stock option accounting errors after the Change in Control resulted from allocation adjustments to the list of grants to individual non-executives after the compensation committee or the board of directors had approved the allocation of an aggregate number of shares to be available to non-executive employees. In no event did the adjustments result in shares being granted in excess of the aggregate number of shares approved by the compensation committee or the board of directors. Further, none of those adjustments related to the chief executive officer, chief financial officer, or any member of the board of directors. The Special Committee concluded that there was no evidence that management operating since the Change in Control was aware that the processes used to grant and account for broad-based grants were flawed or that the process employed was for the purpose of granting in-the-money stock options. In reaching this conclusion, the Special Committee took note that process had been consistently employed even for the November 2005 grants in which the process resulted in stock option grants at higher exercise prices than the closing price of our common stock on the date of finalization of the allocation list for non-executives. The Special Committee also concluded that there was no evidence that current management was aware of any financial statement impact, tax consequences or disclosure implications of its flawed processes.

Between May 2003 and November 2005, we made four broad-based grants (May 2003, November 2003, November 2004 and November 2005). The May 2003 grants were made to non-executive employees. The November 2003, 2004 and 2005 grants were made to a broad base of employees, including senior executives (the “November Grants”). With respect to each of the November Grants, the granting authority (either the compensation committee or the board of directors) made specific grants to specific members of executive management, including, among others, the chief executive officer, the chief operating officer, and the chief financial officer. Additionally, the broad-based grants made after the Change in Control were approved either at regularly scheduled meetings of the compensation committee or at meetings of the board of directors. The stock option accounting errors that affected 164 individual grants of options to purchase 1.5 million shares resulted from slight adjustments to the rank-and-file grant lists after the relevant compensation committee or board meetings. In no event did the adjustments result in shares being granted in excess of the number of options approved by the compensation committee or the board of directors. As a result of its work, the Special Committee made a determination of new measurement dates for each affected grant. With respect to three of the four broad-based grants (May 2003, November 2003 and November 2005), the measurement date selected was the date on which the rank-and-file list became final. With respect to the remaining broad-based grant (November 2004), there was actual evidence of a change in the rank-and-file list but inconclusive evidence when the list became final. The measurement date for that grant was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement. A total of 14 other individual awards (0.1 million shares) made to rank-and-file employees since the change of control were also found to contain administrative stock option accounting errors.

To correct these errors, we are recording $2,463,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for the period July 1, 2002 through December 31, 2005. These non-cash charges have no impact on previously reported revenues, cash or cash equivalents. As explained below, however, we are also reporting corrections for certain other items which do have an impact on reported revenues and cash flow presentations.

New Hire Grant Practices

The Special Committee investigated our new hire stock option grant practices and concluded that the new hire grants were appropriately accounted for under the applicable accounting principles. Until January 2004, our practice was to set forth, in a prospective employee’s offer letter a specific number of options, specifying that the strike price would be equal to the closing price on the new employee’s first date of employment pending approval of the compensation committee. Beginning in January 2004, the offer letters set the strike price equal to the closing price of our stock on the later of compensation committee approval or the employee’s start date.

With respect to our new hire grant practices prior to January 2004, the Special Committee reviewed each offer letter and related grant during the period June 2002 to January 2004 and a sample of offer letters and related grants prior to June 2002. The Special Committee also questioned relevant individuals about the option-related new hire practices and procedures. This intensive review confirmed that in each instance reviewed, the number of options approved was equal to the number of options set forth in the applicable offer letter, and that no material terms of the options were changed by the compensation committee in its approval process. Accordingly, the Special Committee concluded that, with respect to new hire grants prior to January 2004, compensation committee approval was a mere formality and that there had been finality with respect to the new hire grants upon the first day of employment, which had been used as the measurement date. Based upon the investigation, the Special Committee concluded that new hire grants were accounted for appropriately.

Income Tax Effects

Cumulative tax benefits of $8,852,000 have been recorded in this restatement. Incremental, stock-based, pre-tax compensation charges resulted in tax benefits of $7,920,000. These tax benefits through 2000 were $1,940,000, recorded as an increase in the deferred tax assets with a corresponding increase in retained earnings. For 2001 through 2003, deferred tax assets increased by $5,980,000 and income tax expense decreased by the same amount. In 2004, the deferred tax asset was fully reserved with a valuation allowance.

As a result of the review of our stock option granting practices, management determined that the limitation of tax benefits for executive compensation imposed by Section 162(m) of the Internal Revenue Code (the “IRC”) was not considered in the income tax returns or financial statements prior to the Change in Control. The amount of this limitation has been impacted by the determination that many of the stock options were granted at prices below fair market value on the date of grant. As a result of correctly applying the Section 162(m) limitations, retained earnings have been decreased by $1,896,000 as of December 31, 2000 and income tax expense has been increased by $702,000, $518,000 and $748,000 in 2001, 2002 and 2003, respectively. Adjustments of ($205,000) and $122,000 for 2004 and 2005 respectively, did not affect tax expense due to the valuation allowance. Also, the cumulative impact on income tax of $3,864,000 was reversed in 2004. This occurred because the valuation allowance for the deferred tax assets decreased with the Section 162(m) reductions to the net operating loss.

As a result of our determination that the exercise prices of certain option grants were below the closing price of our common stock on the actual grant date, we evaluated whether the affected employees would have any adverse tax consequences under Section 409A of the IRC. It was determined that certain of these options were unvested as of December 31, 2004, and may be subject to Section 409A unless further action is taken. None of these options belong to persons who, as of the date of grant, were subject to the disclosure requirements of Section 16(a) of the Securities Exchange Act of 1934. Therefore, transition relief is available with respect to these options through December 31, 2007. Additional guidance may be available before that time that will allow us to determine whether Section 409A will apply to the circumstances under which these options were granted. Depending upon the determination about the correct treatment of these options for Section 409A purposes, the recipients of these options may make an election to exercise the options in a way that excludes them from Section 409A treatment. This election is available through December 31, 2007.

Summary and Other Items

In addition, we have restated the aforementioned financial statements to correct certain accounting errors which were previously identified but not considered to be material through December 31, 2005. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments. The income tax adjustments include reducing the charge taken to increase the valuation allowance in 2004 by $11,566,000 as a result of recording less U.S. deferred tax assets in prior periods, which had originated from administrative errors in the preparation of tax returns in earlier periods and were immaterial to each of those prior periods. The cumulative effect of these errors on retained earnings as of December 31, 2005 was $4,714,000. The impact of these other corrections and of the non-cash charges for stock-based compensation that have resulted from the review of the Special Committee are summarized in the table below:

							Total
						Cumulative	Additional
	Year Ended December 31,					Effect	Expense
	2005	2004	2003	2002	2001	1982-2000	(Income)
	(In thousands)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$2,657	$2,701	$6,130	$11,488
Option grants to directors with improper measurement dates	—	—	—	119	9	20	148
Other option grants with improper measurement dates	—	—	—	546	999	2,993	4,538
Repriced option grant	—	—	—	(482)	783	696	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	10,105	—	—	10,105

Sub-total pre-Change in Control	—	—	—	12,945	4,492	11,214	28,651

							Total
						Cumulative	Additional
	Year Ended December 31,					Effect	Expense
	2005	2004	2003	2002	2001	1982-2000	(Income)
	(In thousands)

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	1,171	1,085	172	—	—	—	2,428
Other stock option matters after June 2002	22	(7)	20	—	—	—	35

Sub total post-Change in Control	1,193	1,078	192	—	—	—	2,463

Total impact of additional stock compensation on operating income	1,193	1,078	192	12,945	4,492	11,214	31,114

Other items corrected in connection with restatement	(2,273)	(1,265)	(90)	1,209	(1,184)	7,741	4,138
Tax effects of above and other tax items	963	(14,957)	1,785	(4,461)	(2,471)	10,289	(8,852)

Net income decrease (increase) resulting from all restatement items	$(117)	$(15,144)	$1,887	$9,693	$837	$29,244	$26,400

The pre-tax effect of the correction for stock-based compensation was $157,000, $206,000, $792,000, $2,503,000, $2,690,000, and $3,491,000 for 1995, 1996, 1997, 1998, 1999, and 2000, respectively. The cumulative pre-tax effect of the correction for stock-based compensation between 1982 and 1994 was $1,375,000.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Further, we have not modified or updated disclosures presented in the 2005 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2005 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements reflects the disclosures made at the time of the original filing of the 2005 10-K on March 16, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our amended quarterly filings as well as the filings we have made with the SEC subsequent to the filing of the 2005 10-K, except as noted below with respect to reliance on the financial statements in such filings.

We also concluded that we needed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We will also amend our quarterly report on Form 10-Q for the quarter ended June 30, 2006, originally filed on August 8, 2006, to restate our condensed consolidated financial statements for the quarters ended June 30, 2006 and 2005 and the related disclosures. We have also restated our condensed consolidated financial statement for the quarter ended September 30, 2005 with the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

In light of the conclusions of the Special Committee’s review of our stock option granting practices, we have re-evaluated the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 in the 2005 Form 10-K. The restated report is set forth in this Form 10-K/A. Based on this analysis, we have determined that there was a material weakness in our internal control over financial reporting relating to the accounting and disclosure of our stock-based compensation expense as of December 31, 2005 and have therefore restated our Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 as set forth in our annual report on Form 10-K/A for the fiscal year ended December 31, 2005. We implemented remedial controls in 2006.

For the convenience of the reader, this Form 10-K/A restates the 2005 10-K in its entirety. However, as noted above, we have only amended disclosures presented in the 2005 10-K as required to reflect the matters described above and accordingly, have amended only the following items:

•	Part 1 — Item 1A — Risk Factors

•	Part I — Item 3 — Legal Proceedings

•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Financial Statements and Supplementary Data

•	Part II — Item 9A — Controls and Procedures

•	Part IV — Item 15 — Exhibits and Financial Statement Schedules

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements. These statements relate to our future operations, future ribavirin royalties, prospects, potential products, developments and business strategies. Words such as “expects,” “anticipates,” “intends,” “plans”, “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential,” or “continue” or similar language identify forward-looking statements.

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

Aclotin, Bedoyecta, Bisocard, Calcitonin, Cesamet, Dalmane/Dalmadorm, Dermatix, Diastat, Efudex/ Efudix, Eldoquin, Espacil, Espaven, Kinerase, Levovirin, Librax, Limbitrol, Mestinon, Migranal, Nyal, Oxsoralen/Oxsoralen-Ultra, Solcoseryl, Tasmar, Viramidine, Virazole and Zelapar are trademarks or registered trademarks of Valeant Pharmaceuticals International or its related companies. This annual report also contains trademarks or tradenames of other companies and those trademarks and tradenames are the property of their respective owners.

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

Valeant Pharmaceuticals International, incorporated in Delaware in 1994, was formed in connection with the merger of ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., and Viratek, Inc. For accounting purposes, SPI Pharmaceuticals, Inc. is considered the surviving entity.

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

Our future growth is expected to be driven primarily by growth of our existing promoted products, the commercialization of new products and business development. Our promoted products accounted for 55% of our product sales for the year ended December 31, 2005. Sales of our promoted products increased $121.8 million (43%) in the year ended December 31, 2005 compared to 2004. This increase includes $60.6 million from two new products which we added in 2005 as a result of our acquisition of Xcel Pharmaceuticals, Inc. (“Xcel”). Excluding these acquired products, sales of promoted products increased $61.2 million or 22% in the year ended December 31, 2005 over 2004.

The following table summarizes sales of our promoted products with annual sales volumes over $5.0 million, including global brands, by therapeutic class and includes our ten largest products based on sales for the each of the last three years (dollar amounts in thousands):

	Year Ended December 31,				% Increase (Decrease)
	2005	2004	2003		05/04	04/03
	(Restated)	(Restated)	(Restated)

Neurology
Diastat	$47,631	$—	$—		N/A	N/A
Mestinon(G)	43,531	41,631	41,879		5%	(1)%
Librax	18,159	16,868	11,774		8%	43%
Migranal	12,949	—	—		N/A	N/A
Dalmane/Dalmadorm	12,285	12,146	10,636		1%	14%
Cesamet	10,009	4,957	3,258		102%	52%
Limbitrol	5,858	5,869	5,244		(0)%	12%
Tasmar(G)	5,829	3,551	—		64%	N/A
Other Neurology	54,658	40,624	(a	)	35%	(a )

Total Neurology	210,909	125,646	(a	)	68%	(a )

Infectious Disease
Virazole(G)	16,557	15,553	18,843		6%	(17)%
Other Infectious Disease	21,465	44,607	(a	)	(52)%	(a )

Total Infectious Disease	38,022	60,160	(a	)	(37)%	(a )

Dermatology
Efudix(G)	60,179	45,453	26,821		32%	69%
Kinerase(G)	22,267	15,619	12,628		43%	24%
Oxsoralen-Ultra(G)	9,365	10,910	8,501		(14)%	28%
Dermatix(G)	9,189	7,034	2,493		31%	182%
Eldoquin	6,316	6,099	3,875		4%	57%
Other Dermatology	34,366	45,685	(a	)	(25)%	(a )

Total Dermatology	141,682	130,800	(a	)	8%	(a )

Other therapeutic Areas
Bedoyecta	46,884	30,654	26,955		53%	14%
Solcoseryl	18,983	14,397	16,186		32%	(11)%
Nyal	13,747	11,904	8,969		15%	33%
Bisocard	12,847	10,613	7,075		21%	50%
Calcitonin	9,645	10,420	13,638		(7)%	(24)%
Espaven	9,272	7,010	6,512		32%	8%
Aclotin	5,643	5,606	5,852		1%	(4)%
Espacil	5,979	5,028	4,938		19%	2%
Other products	218,627	195,586	282,521		12%	(a )

Total other areas	341,627	291,218	372,646		17%	(a )

Total product sales	$732,240	$607,824	$518,598		20%	17%

Total global product sales	$166,917	$139,751	$111,165		19%	26%

Total promoted product sales	$403,124	$281,322	$236,077		43%	19%

(a)	Product amounts were not tracked by therapeutic class in 2003 and are included in “Other products”.

(G)	Indicates our global brands.

Neurology

Total sales of our neurology products accounted for 29% of our product sales for the year ended December 31, 2005. Promoted products in this therapeutic category are as follows:

Diastat	Diastat is a gel formulation of diazepam intended for rectal administration in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. Diastat is designed to be easily used to treat seizures and is the only product approved by the Food and Drug Administration (“FDA”) for treatment of such conditions outside of hospital situations. We acquired the rights to Diastat as part of the Xcel acquisition (see “Acquisitions”).

Mestinon	Mestinon is an orally active cholinesterase inhibitor used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body.

Librax	Librax combines in a single capsule formulation of the antianxiety action of Librium and the anticholinergic/spasmolytic effects of Quarzan. It is indicated as adjunctive therapy in the treatment of peptic ulcer and in the treatment of irritable bowel syndrome (irritable colon, spastic colon, mucous colitis) and acute enterocolitis.

Migranal	Migranal is a nasal spray indicated for the treatment of acute migraine headaches. We acquired the rights to Migranal as part of the Xcel acquisition (see “Acquisitions”).

Dalmadorm	Dalmane/Dalmadorm is a sedative/anxiolytic indicated for the treatment of insomnia and anxiety.

Cesamet	Cesamet is a synthetic cannabinoid. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy.

Limbitrol	Limbitrol combines for oral administration, chlordiazepoxide, an agent for the relief of anxiety and tension, an amitriptyline, and an antidepressant.

Tasmar	Tasmar is used in the treatment of Parkinson’s disease as an adjunct to levodopa/carbidopa therapy. We acquired the rights to Tasmar from Roche Pharmaceuticals in 2004.

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

Dermatology

Total sales of our dermatology products accounted for 19% of our product sales for the year ended December 31, 2005. The promoted products included in this therapeutic category are as follows:

Efudix	Efudix/Efudex is indicated for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a topical solution and cream, and provides effective therapy for multiple lesions.

Kinerase	Kinerase is a range of science-based, over-the-counter cosmetic products that helps skin look smoother, younger and healthier. Kinerase contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants. Kinerase helps to diminish the appearance of fine lines and wrinkles.

Oxsoralen	Oxsoralen-Ultra is indicated for the treatment of severe psoriasis and mycosis fungoides and is used along with ultraviolet light radiation.

Dermatix	Dermatix is used to flatten and soften scars, to reduce scar-associated discoloration in old or new scars and to prevent abnormal scar formation.

Eldoquin	Eldoquin is a cream used to lighten age spots or other dark areas of the skin. It is used for temporary bleaching of pigmented skin blemishes.

Other Therapeutic Classes

Total sales of products in other therapeutic classes constituted 47% of our product sales from continuing operations for the year ended December 31, 2005 and encompass a broad range of ancillary products which are sold through our existing distribution channels. The promoted products in this category are as follows:

Bedoyecta	Bedoyecta is a vitamin B complex (B1, B6 and B12 vitamins) Bedoyecta acts as an energy improvement agent for fatigue related to age or chronic diseases, and as a nervous system maintenance agent to treat neurotic pain and neuropathy.

Solcoseryl	Solcoseryl is a line of products used for treating dry wounds, minor injuries, venous ulcers and chilblain.

Nyal	Nyal is a non-steroidal anti-inflammatory agent, analgesic and antipyretic. Nyal products are used to treat coughs, colds and associated symptoms.

Bisocard	Bisocard is a Beta-blocker. It is indicated to treat hypertension and angina pectoris.

Calcitonin	Calcitonin is indicated to treat osteoporosis.

Espaven	Espaven (dimethicone) is a digestion improvement and anti-flatulent agent. It is most often used by pediatricians due to its high efficacy and safety in infant dyspepsia syndrome.

Aclotin	Aclotin is an anti-platelet. It is used to prevent thromboembolism in patients who are intolerant to acetylsalicylic acid or in whom acetylsalicylic acid therapy is ineffective.

Espacil	Espacil (butilhioscine bromide) is a powerful anti-spasmodic agent It is indicated for spasmodic pain including gastrointestinal, renal, vesicular, hepatic and premenstrual spasms.

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

See Note 3 of notes to consolidated financial statements for further discussion of these acquisitions.

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

We expect ribavirin royalties to be relatively stable for several years since generics are unlikely to enter the major European countries and Japanese markets due to certain protections in those markets through 2009 and 2010, respectively. However, we would expect to see declines as a result of the introduction of Viramidine (taribavirin) (see “Products Under Development”) when and if approved or from the introduction of other alternative therapies.

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

Our research and development expenses (restated) for the years ended December 31, 2005, 2004 and 2003 were $114.1 million, $92.9 million, and $45.3 million, respectively. The increase in research and development expenses is principally due to the progression of clinical trials for taribavirin, pradefovir and retigibine.

As of December 31, 2005, there were 226 employees involved in our research and development efforts.

Products Under Development

Taribavirin:  Viramidine (taribavirin) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We intend to develop taribavirin in oral form for the treatment of hepatitis C.

Preclinical studies indicated that taribavirin, a liver-targeting analog of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In an animal model of acute hepatitis, taribavirin showed biologic activity similar to ribavirin. The liver-targeting properties of taribavirin were also confirmed in two animal models. Short-term toxicology studies showed that taribavirin may be safer than ribavirin at the same dosage levels. This data suggests that taribavirin, as a liver-targeting analog of ribavirin, may potentially be as effective and have a lower incidence of anemia than ribavirin.

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

Retigabine:  We acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, in the acquisition of Xcel Pharmaceuticals, Inc. on March 1, 2005. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. We successfully completed an End-of-Phase 2 meeting regarding retigabine with the FDA in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p>0.001).

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

In the United States, for five years from the date of the first United States regulatory FDA approval of a new drug compound, only the pioneer drug company can use the data obtained at the pioneer’s expense. No generic drug company may submit an application for approval of a generic drug relying on the data used by the pioneer for approval during this five-year period.

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

Manufacturers of drug products are required to comply with manufacturing regulations, including current good manufacturing regulations enforced by the FDA and similar regulations enforced by regulatory agencies outside the United States. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.

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

Products being developed by our competitors to treat hepatitis C include, but are not limited to:

•	Inferferons or immunomodulators being developed by Human Genome Sciences, Inc., Intarcia Therapeutics, Inc., Anadys, and SciClone Pharmaceuticals, Inc.;

•	IMPDH inhibitors being developed by Roche and Vertex Pharmaceuticals Incorporated; and

•	Protease or polymerase inhibitors being developed by InterMune, Vertex Pharmaceuticals Incorporated, Schering-Plough, Novartis A.G., Wyeth/Viropharma Inc. and Idenix Pharmaceuticals, Inc.

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

Foreign Operations

Approximately 76% and 81% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2005 and 2004, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

Item 1A:	Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in increased litigation and regulatory proceedings against us and could have a material adverse effect on us.

In September 2006, our board of directors appointed a Special Committee, which consists solely of independent directors, to conduct a review of our historical stock option granting practices and related accounting during the period from 1982 through July 2006. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special

Committee and Company Findings,” the Special Committee has identified a number of occasions on which the exercise prices for stock options granted to certain of our directors, officers, and employees were set using closing prices for our common stock with dates different than the actual grant approval dates, resulting in additional compensation charges. To correct these and other accounting errors, we have amended the 2005 10-K and will amend our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements contained in those reports. The review of our historical stock option granting practices and the related accounting, as well as the resulting restatements, have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. We are a named defendant in two shareholder derivative lawsuits pending in the state court in Orange County, California, which assert claims related to our historic stock option practices. In addition, the SEC has opened an informal inquiry into our historical stock option grant practices. We cannot assure you that this current litigation, the SEC inquiry or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could also become subject to litigation brought on behalf of purchasers of our securities because of the subsequent restatement of the consolidated financial statements contained in the related registration statements as a result of the stock option accounting errors mentioned above.

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. As a result of this delay, the trustee for the holders of our 3.0% Convertible Notes delivered a notice of default to us on December 12, 2006, asserting that a default occurred under the indenture governing our 3.0% Convertible Notes and our 4.0% Convertible Notes. If the trustee is successful in asserting that our failure to timely file the quarterly report is a default under the indenture, such default would become an “Event of Default” under the indenture unless we cure the default within 60 days of receipt of the notice of default. In such a case, if we were to fail to cure the default within the prescribed time period and the Event of Default is continuing, the trustee or the holders of the securities issued under the indenture may accelerate the payment of principal under the indenture. Such an acceleration would have a material adverse effect on our business and financial condition. The filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006 within sixty days of the notice of default will cure the asserted default under the indenture. We expect to cure this asserted default within this sixty-day period.

Finally, as a result of our delayed filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all material required to be filed pursuant to Section 13, 14, or 15(d) of the Securities Exchange Act of 1934 for a period of least 12 calendar months. We may use other registration statement forms to raise capital or complete acquisitions, but such use would increase our transaction costs and may adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

The pending SEC inquiry could adversely affect our business and the trading price of our securities

In July 2006, we were contacted by the SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for Viramidine® (taribavirin). In addition, the SEC later requested data regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others. In September 2006, our board of directors established the Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. We have cooperated fully and will continue to cooperate with the SEC on its informal inquiry. We cannot predict the outcome of the inquiry. In the event that the inquiry leads to SEC action against any current or former officer or director, our business (including our ability to complete financing transactions) and the trading price of our securities may be adversely impacted. In addition, if the SEC inquiry continues for a prolonged period of time, it may have an adverse impact on our business or the trading price of our securities regardless of the ultimate outcome of the investigation. In addition, the SEC inquiry has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the inquiry is concluded.

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

We have funded our operations, including our research and development activities, with existing cash reserves, cash flows from operations and cash from sales of unsecured debt and equity securities. Our existing debt agreements permit us to borrow at least $150,000,000 on a secured basis from banks.

While we believe that we can obtain at least $150,000,000 in secured financings to finance our operations, we can give no assurances that such financings will be obtained or available on terms acceptable to us. Further, if we obtain such financing, we cannot be sure that the amount will be sufficient to meet all our cash requirements, including the marketing of new products and paying quarterly dividends, which have been suspended since October 2006. Incurring additional debt may also subject us to covenants, in addition to those in our existing debt agreements, that may restrict how we operate our business.

Cash earned by our foreign subsidiaries is held at those subsidiaries and transferring that cash to the United States could have a negative impact on our earnings.

A substantial portion of our cash balances and reserves result from the operations of, and are held by, our subsidiaries outside of the United States. The income in these countries has been taxed in the various countries where it was earned, but it has not been subject to tax in the United States. Income tax expense has been calculated on the basis that foreign earnings will be indefinitely invested in non-U.S. assets and not be subject to U.S. tax. Recent legislation in the United States (The American Jobs Creation Act of 2004) created a special one-time tax deduction of 85% of certain foreign earnings that were repatriated to the United States during 2005. We repatriated a substantial portion of our foreign earnings in 2005 to take advantage of this legislation with minimal additional U.S. tax resulting.

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

We are involved in several legal proceedings, including those described in Note 14 and Note 17 of notes to the consolidated financial statements. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

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

In 1999, the Company restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non- recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 United States Corporate Income Tax Return. The Company discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 tax return. The IRS has denied the Company’s request to rule that reasonable cause existed for the failure to provide the agreements, the result of which is additional taxable income in that year of approximately $120,000,000. The Company will pursue resolution through the formal appeals process. The impact of the IRS position on this issue is considered in the adjustments noted above.

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

See Note 14 and Note 17 of notes to consolidated financial statements.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the past three years, we issued the following equity securities that were not registered under the Securities Act of 1933:

•	In November 2003, we issued $240,000,000 aggregate principal amount of 3.0% convertible subordinated notes due 2010 and $240,000,000 aggregate principal amount of 4.0% convertible subordinated notes due 2013 for an aggregate offering price of $480,000,000. The notes were issued as two series of notes under a single indenture among us, Ribapharm and the trustee. The convertible notes were sold to the underwriters, Banc of America Securities LLC, Goldman Sachs & Co., BNP Paribas and Wells Fargo Securities, LLC. The Company received net cash consideration of $423,900,000, which was net of underwriters’ commissions of $13,200,000 and a convertible note hedge and written call option of $42,900,000. The notes of both series are convertible into 15,184,128 shares of our common stock based on a conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy our conversion obligations by delivery, at our option, of either shares of our common stock, cash or a combination thereof.

•	In connection with the offering of the 3.0% and 4.0% convertible subordinated notes, we entered into convertible note hedge transactions with respect to our common stock. The transaction consisted of us purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 and selling a written call option on 12,653,440 shares of our common stock at $39.52. The net cost of the transaction was $42,900,000. The convertible note hedge is expected to reduce the potential dilution from conversion of the notes.

•	In January 2003, we issued 41,305 unregistered shares of our common stock valued at $500,000 for consulting services rendered by non-employees.

In each of the above issuances, the securities were issued pursuant to the private placement exemptions under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder, based on the securities being issued to a limited number of purchasers subject to restrictions on resale.

Item 6.	Selected Financial Data

The following data, as of December 31, 2005 and 2004 and for each of the years ended December 31, 2003, 2004, and 2005, has been derived from the restated annual financial statements, including the consolidated balance sheets at December 31, 2005 and 2004 and the related consolidated statements of income and of cash flows for the three years ended December 31, 2005 and notes thereto appearing elsewhere herein. The data as of December 31, 2003, 2002, and 2001 and for the years ended December 31, 2001 and 2002 has been derived from unaudited restated financial statements which are not included in this Form 10-K/A. As described in Note 2 to the audited financial statements referred to above, our consolidated financial statements have been restated to correct errors in the recognition of stock compensation expense relating to stock options that were granted during the period from 1982 through December 31, 2005, and certain other accounting errors. These errors resulted in after-tax benefits/(charges) of $117,000, $15,144,000, ($1,887,000), ($9,692,000), and ($837,000) for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to 2001 was $29,244,000. Details of the restatement and the specific income statement and balance sheet accounts affected for the years 2001 - 2005 are set forth below in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial data for each of the five years in the period ended December 31, 2005 is presented below:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Revenues:
Product sales	$732,240	$607,824	$518,598	$466,513	$485,018
Royalties	91,646	76,427	167,482	270,265	136,989

Total revenues	823,886	684,251	686,080	736,778	622,007

Costs and expenses:
Cost of goods sold (excluding amortization)	222,358	200,543	184,704	157,272	149,682
Selling expenses	232,316	196,642	166,740	165,124	138,216
General and administrative expenses(1)	108,252	99,443	111,635	376,062	84,271
Research and development costs	114,100	92,858	45,344	50,567	29,014
Amortization expense	68,832	59,303	38,577	30,661	28,733
Restructuring charges(2)	1,253	19,344	—	—	—
Acquired in-process research and development(3)	173,599	11,770	117,609	—	—

Total expenses	920,710	679,903	664,609	779,686	429,916

Income (loss) from operations	(96,824)	4,348	21,471	(42,908)	192,091
Other income (loss), net including translation and exchange	(6,358)	141	4,727	8,707	3,084
Gain on sale of subsidiary stock(4)	—	—	—	261,937	—
Loss on early extinguishment of debt(5)	—	(19,892)	(12,803)	(25,730)	(32,916)
Interest income	13,169	12,432	8,888	5,644	9,473
Interest expense	(40,326)	(49,265)	(36,145)	(42,856)	(55,665)

Income (loss) from continuing operations before income taxes, and minority interest	(130,339)	(52,236)	(13,862)	164,794	116,067
Provision for income taxes(6)	55,151	68,640	41,248	71,000	39,653
Minority interest	287	233	11,763	17,730	174

Income (loss) from continuing operations	(185,777)	(121,109)	(66,873)	76,064	76,240
Income (loss) from discontinued operations, net of taxes(7)	(2,366)	(33,544)	9,346	(198,797)	(12,945)
Cumulative effect of change in accounting principle(8)	—	—	—	(21,791)	—

Net income (loss)	$(188,143)	$(154,653)	$(57,527)	$(144,524)	$63,295

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Per share information:
Income (loss) from continuing operations — basic	$(2.03)	$(1.44)	$(0.80)	$0.91	$0.94
Discontinued operations	(0.02)	(0.40)	0.11	(2.39)	(0.16)
Cumulative effect of change in accounting principle	—	—	—	(0.26)	—

Net income (loss) per share — basic	$(2.05)	$(1.84)	$(0.69)	$(1.74)	$0.78

Income (loss) from continuing operations — diluted	$(2.03)	$(1.44)	$(0.80)	$0.91	$0.92
Discontinued operations	(0.02)	(0.40)	0.11	(2.37)	(0.16)
Cumulative effect of change in accounting principle	—	—	—	(0.26)	—

Net income (loss) — diluted	$(2.05)	$(1.84)	$(0.69)	$(1.72)	$0.76

Dividends declared per share of common stock	$0.23	$0.31	$0.31	$0.31	$0.30

	As of December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance Sheet Data:
Cash and cash equivalents(9)	$224,856	$222,590	$410,019	$202,647	$317,011
Working capital	355,504	572,965	989,432	390,424	504,164
Net assets (liabilities) of discontinued operations(7)	(22,991)	(8,162)	8,263	153,762	267,482
Total assets(7)(8)	1,514,017	1,520,755	1,911,396	1,474,319	1,740,153
Total debt(5)	788,934	794,068	1,121,145	485,471	740,674
Stockholders’ equity(1)(2)(3)(4)(5)(6)(7)(8)	433,944	469,606	583,299	682,814	791,068

Notes to Selected Financial Data:

(1)	We recorded $239,965,000 and $4,034,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the years ended December 31, 2002 and 2001, respectively. The non-recurring and other unusual charges include compensation costs related to the change in control, severance costs, expenses incurred in connection with Ribapharm’s initial public offering in 2002, write-off of certain assets, environmental clean-up costs and costs incurred in our proxy contests in 2002 and 2001.

(2)	In 2004 we incurred an expense of $19,344,000 related to our manufacturing and rationalization plan. Our manufacturing sites were tested for impairment resulting in an impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded impairment charges of $18,000,000 and severance charges of $1,344,000 in the year ended December 31, 2004. In 2005 we made the decision to dispose of another manufacturing plant in China which resulted in an impairment charge of $2,322,000. In 2005 we also recorded net gains of approximately $1,816,000 resulting from the sale of the manufacturing plants in the United States, Argentina and Mexico.

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

(6)	The tax provision in 2005 includes a net charge of $27,368,000 associated with an Internal Revenue Service examination of the Company’s U.S. tax returns for the years 1997 to 2001 (including interest). In 2005 and 2004, we recorded valuation allowances of $39,862,000 and $85,427,000 (restated) against our deferred tax asset to recognize the uncertainty of realizing the benefits of our accumulated U.S. net operating losses and research credits. As of December 31 2005 the tax valuation allowances totaled $148,100,000 (restated). In addition to these factors, the tax provisions in 2003 and 2005 do not reflect tax benefits for certain of the amounts of acquired in-process research and development charged to expense.

(7)	During 2002, we made the decision to divest our Russian pharmaceuticals segment, biomedical segment, raw materials business and manufacturing capability in Central Europe, photonics business and Circe unit. This decision required us to evaluate the carrying value of the divested businesses in accordance with the Statement of Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of the analysis, we recorded impairment charges of $160,010,000 (net of an income tax benefit of $48,193,000) in the year ended December 31, 2002. The results of operations and the financial position of the divested businesses have been reflected as discontinued operations.

(8)	During 2002, we completed the transitional impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we recorded an impairment loss of $25,332,000 offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

(9)	We have revised the classification of our auction rate securities, previously classified as cash equivalents, as short-term investments on our consolidated balance sheet as of December 31, 2003 and 2002. This resulted in a revision from cash and cash equivalents to short-term investments of $463,962,000 and $42,537,000 as of December 31, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements, Special Committee and Company Findings

In July 2006, we were contacted by the Securities and Exchange Commission, or SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for Viramidine® (taribavirin). In addition, on August 22, 2006, the SEC requested data regarding our stock option grants and exercises since January 1, 2000. The SEC has also requested information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others, in connection with the Ribapharm initial public offering. We commenced an internal review by our finance department of stock option grants from 1982 to July 2006. In September 2006, our board of directors appointed a special committee of the board composed solely of independent directors (the “Special Committee”) to conduct a review of our historic stock option practices and related accounting. The Special Committee, with the assistance of outside legal counsel, undertook a comprehensive review of the stock option grants to our officers, directors and employees from 1982 to July 2006 under our various stock option plans in effect during this period. The Special Committee has concluded its investigation and has reported its findings to our board of directors.

On October 20, 2006, our board of directors concluded that certain of our consolidated financial statements should be restated to record the additional non-cash stock-based compensation expense items and certain other items that had been incorrectly accounted for under accounting principles generally accepted in the United States, or GAAP.

Continuing the work done in September, the Special Committee analyzed in detail stock option grants awarded between November 1994 and July 2006 and analyzed supporting documentation for awards granted between 1982 and 1994. For the period between November 1994 and July 2006, the Special Committee’s analysis included an extensive review of paper and electronic documents supporting or related to our stock option grants, the accounting for those grants, compensation-related financial and securities disclosures and e-mail communications as well as interviews with numerous current and former employees and current and former members of our board of directors. While the Special Committee concluded that there were some errors as late as January 2006, the majority of errors in accounting for options pertain to those options granted prior to the change in our board of directors and management in mid-2002 (the “Change in Control”). None of the errors occurring in periods after the Change in Control related to options granted to the chief executive officer, chief financial officer or members of our board of directors.

The Special Committee made a determination, based on the available evidence, of measurement dates for each affected grant. If the grants were approved at a meeting of the compensation committee or the board of directors and there was no actual evidence of a change in the approved list of individual awards, the measurement date selected was the date of the compensation committee meeting. If there was actual evidence of a change in the list of individual awards and evidence of when the list became final, the measurement date selected was the date when the list became final. If there was actual evidence of a change in the list but evidence of when the list became final was not definitive, the measurement date was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement.

In total we are recording $31,114,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement to correct errors for awards granted from 1982 to July 2006. Of this, $28,651,000 relates to awards granted prior to the Change in Control and $2,463,000 to awards granted after the Change in Control. None of these changes affect our previously reported revenues, cash, or cash equivalents. As explained below, however, we are also reporting corrections for certain other items which do have an impact on our reported revenues and cash flow presentations.

Options Granted Prior to the Change in Control

The Special Committee found that the recorded grant dates for the majority of stock options awarded prior to the Change in Control differed from the actual grant dates for those transactions. In connection with that finding, the Special Committee concluded that, with respect to many broad-based grants of stock options prior to the Change in

Control, prior management used a methodology of selecting a recorded grant date based on the lowest closing price during some time period (e.g., quarter, ten trading days) preceding the actual grant date. While the Special Committee did not reach a conclusion as to how prior management selected other recorded grant dates for broad-based or individual grants that did not use the lowest closing price methodology, there is some evidence that dates were selected based on the occurrence of an event or when the former chief executive officer, Milan Panic, agreed in principle to the grant. While these and similar practices resulted in the grant of “in-the-money” options, and the Special Committee identified evidence that two pre-Change in Control directors may have been aware of these backdating practices, it does not appear that prior management pre-Change in Control attempted to conceal that the stock option grants were discounted using the backdating methodology.

Between November 1994 and the June 2002 Change in Control, we made eight broad-based grants. All of the 908 individual awards of options to purchase 6.9 million shares comprising those grants had recorded grant dates that differed from the actual grant dates for those transactions and each resulted in additional compensation charges that are reflected in our restated financial statements. Of those eight broad-based grants, six appear to have been annual grants that used the lowest closing price methodology and two appear to have been event-related (in those instances, there are lower prices between the recorded grant date and actual grant date). These eight broad-based option grants accounted for $11,488,000 of the $31,114,000 in pre-tax compensation charges.

During this period, options to directors to purchase a total of 334,000 shares were also found to have recorded grant dates earlier than the dates when the board of directors acted to approve the grants. The grants were dated in accordance with the 1994 Stock Option Plan which provided expressly that the grants were to be dated as of November 11, 1994. The board of directors, however, did not approve that stock option plan until January 1995. Accordingly, we are taking additional non-cash compensation charges equal to the difference between the closing stock price on the date of approval and November 11, 1994. These option grants to directors accounted for $148,000 of the $31,114,000 in pre-tax compensation charges.

Also during this period, there were 114 other individual grants of options to purchase a total of 2.0 million shares approved by the compensation committee with stipulated grant dates earlier than the dates the compensation committee acted to approve these awards. The Special Committee could not determine whether the date of those grants were based on an event or when the former chief executive officer, Milan Panic, agreed in principle to the award. These individual option grants accounted for $4,538,000 of the $31,114,000 in additional compensation charges.

The restatement also includes a pre-tax charge of $997,000 related to a stock option grant to a former chief financial officer, who left in 2002. This grant of options to purchase 100,000 shares was granted to him with a recorded grant date a few days before he joined us in May 1998. The Special Committee concluded that this award of options was effectively amended in December 1998 to lower its exercise price. There is evidence which suggests that certain members of former management knew or should have known that this transaction, and one other transaction (resulting in a pre-tax charge of $450,000), had accounting, tax, and disclosure consequences and that they failed to take appropriate action. These options have been accounted for as variable awards in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44) in the restated financial statements. Variable accounting ceased in 2002 when these options were surrendered.

We are also recording $1,375,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for awards granted between 1982 and 1994.

In total 1,038 individual awards of options to purchase a total of 9.2 million shares granted before the Change in Control were found to have been granted “in-the-money,” representing 71% of total awards granted in the period November 1994 through June 11, 2002. This included 87 awards of options to purchase 4.5 million shares awarded to ten executive officers, including the former chief executive officer, Milan Panic. These “in-the-money” awards to executive officers accounted for $10,507,000, 34% of the total pre-tax accounting charge of additional stock-based compensation expense in the restatement.

Cash Surrender of Options at Change in Control in 2002

The election of certain persons as directors at the annual meeting of our stockholders on May 29, 2002 caused a Change in Control under our stock option plans. Our 1998 Stock Option Plan (the “1998 Plan”) provided that all outstanding options vested immediately upon the Change in Control and that an option holder had 60 days following the Change in Control to surrender his or her non-incentive stock options for a cash payment equal to the excess of the highest closing price of the stock during the 90 days preceding the Change in Control, which was $32.50 per share, or the closing price on the day preceding the date of surrender, whichever was higher, over the exercise price for the surrendered options.

During the year ended December 31, 2002, we recorded a pre-tax charge of $61,400,000 related to our cash payment obligation under the 1998 Plan. The findings of the Special Committee relating to “in-the-money” options that were affected by the Change in Control require that we recognize remaining grant date intrinsic value resulting from an acceleration of vesting for a number of these options and the value for which certain options could have been surrendered for cash under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FIN 44. As a result, an additional compensation charge of $10,105,000 has been recorded in fiscal year 2002.

Options Granted After the Change in Control

The Special Committee also found that, due to flaws in the processes relied on to make our annual broad-based grants after the Change in Control, we did not correctly apply the requirements of APB 25 through December 2005. These option accounting errors, however, differ significantly from those made prior to the Change in Control. Unlike the broad-based grants made prior to the Change in Control, for which the recorded grant dates were selected from a period prior to the approval dates, the broad-based grants after the Change in Control were approved at either regularly scheduled meetings of the compensation committee or at meetings of the board of directors, and the exercise price for each of these grants was the closing price on the date of such meetings.

The stock option accounting errors after the Change in Control resulted from allocation adjustments to the list of grants to individual non-executives after the compensation committee or the board of directors had approved the allocation of an aggregate number of shares to be available to non-executive employees. In no event did the adjustments result in shares being granted in excess of the aggregate number of shares approved by the compensation committee or the board of directors. Further, none of those adjustments related to the chief executive officer, chief financial officer, or any member of the board of directors. The Special Committee concluded that there was no evidence that management operating since the Change in Control was aware that the processes used to grant and account for broad-based grants were flawed or that the process employed was for the purpose of granting in-the-money stock options. In reaching this conclusion, the Special Committee took note that that process had been consistently employed even for the November 2005 grants in which the process resulted in stock option grants at higher exercise prices than the closing price of our common stock on the date of finalization of the allocation list for non-executives. The Special Committee also concluded that there was no evidence that current management was aware of any financial statement impact, tax consequences or disclosure implications of its flawed processes.

Between May 2003 and November 2005, we made four broad-based grants (May 2003, November 2003, November 2004 and November 2005). The May 2003 grants were made to non-executive employees. The November 2003, 2004 and 2005 grants were made to a broad base of employees, including senior executives (the “November Grants”). With respect to each of the November Grants, the granting authority (either the compensation committee or the board of directors) made specific grants to specific members of executive management, including, among others, the chief executive officer, the chief operating officer, and the chief financial officer. Additionally, the broad-based grants made after the Change in Control were approved either at regularly scheduled meetings of the compensation committee or at meetings of the board of directors. The stock option accounting errors that affected 164 individual grants of options to purchase 1.5 million shares resulted from slight adjustments to the rank-and-file grant lists after the relevant compensation committee or board meetings. In no event did the adjustments result in shares being granted in excess of the number of options approved by the compensation committee or the board of directors. As a result of its work, the Special Committee made a determination of new measurement dates for each affected grant. With respect to three of the four broad-based grants (May 2003, November 2003 and November 2005), the measurement date selected was the date on which the rank-and-file list became final. With respect to the remaining broad-based grant (November 2004), there was actual evidence of a change in the rank-and-file list but inconclusive evidence when the list became final. The measurement date for that grant was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement. A total of 14 other individual awards (0.1 million shares) made to rank-and-file employees since the change of control were also found to contain administrative stock option accounting errors.

To correct these errors, we are recording $2,463,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for the period July 1, 2002 through December 31, 2005. These non-cash charges have no impact on previously reported revenues, cash or cash equivalents. As explained below, however, we are also reporting corrections for certain other items which do have an impact on reported revenues and cash flow presentations.

New Hire Grant Practices

The Special Committee investigated our new hire stock option grant practices and concluded that the new hire grants were appropriately accounted for under the applicable accounting principles. Until January 2004, our practice was to set forth, in a prospective employee’s offer letter a specific number of options, specifying that the strike price would be equal to the closing price on the new employee’s first date of employment pending approval of the compensation committee. Beginning in January 2004, the offer letters set the strike price equal to the closing price of our stock on the later of compensation committee approval or the employee’s start date.

With respect to our new hire grant practices prior to January 2004, the Special Committee reviewed each offer letter and related grant during the period June 2002 to January 2004 and a sample of offer letters and related grants prior to June 2002. The Special Committee also questioned relevant individuals about the option-related new hire practices and procedures. This intensive review confirmed that in each instance reviewed, the number of options approved was equal to the number of options set forth in the applicable offer letter, and that no material terms of the options were changed by the compensation committee in its approval process. Accordingly, the Special Committee concluded that, with respect to new hire grants prior to January 2004, compensation committee approval was a mere formality and that there had been finality with respect to the new hire grants upon the first day of employment, which had been used as the measurement date. Based upon the investigation, the Special Committee concluded that new hire grants were accounted for appropriately.

Income Tax Effects

Cumulative tax benefits of $8,852,000 have been recorded in this restatement. Incremental, stock-based, pre-tax compensation charges resulted in tax benefits of $7,920,000. These tax benefits through 2000 were $1,940,000, recorded as an increase in the deferred tax assets with a corresponding increase in retained earnings. For 2001 through 2003, deferred tax assets increased by $5,980,000 and income tax expense decreased by the same amount. In 2004, the deferred tax asset was fully reserved with a valuation allowance.

As a result of the review of our stock option granting practices, management determined that the limitation of tax benefits for executive compensation imposed by Section 162(m) of the Internal Revenue Code (the “IRC”) was not considered in the income tax returns or financial statements prior to the Change in Control. The amount of this limitation has been impacted by the determination that many of the stock options were granted at prices below fair market value on the date of grant. As a result of correctly applying the Section 162(m) limitations, retained earnings have been decreased by $1,896,000 as of December 31, 2000 and income tax expense has been increased by $702,000, $518,000 and $748,000 in 2001, 2002 and 2003, respectively. Adjustments of ($205,000) and $122,000 for 2004 and 2005 respectively, did not affect tax expense due to the valuation allowance. Also, the cumulative impact on income tax of $3,864,000 was reversed in 2004. This occurred because the valuation allowance for the deferred tax assets decreased with the Section 162(m) reductions to the net operating loss.

As a result of our determination that the exercise prices of certain option grants were below the closing price of our common stock on the actual grant date, we evaluated whether the affected employees would have any adverse tax consequences under Section 409A of the IRC. It was determined that certain of these options were unvested as of December 31, 2004, and may be subject to Section 409A unless further action is taken. None of these options belong to persons who, as of the date of grant, were subject to the disclosure requirements of Section 16(a) of the Securities Exchange Act of 1934. Therefore, transition relief is available with respect to these options through December 31, 2007. Additional guidance may be available before that time that will allow us to determine whether Section 409A will apply to the circumstances under which these options were granted. Depending upon the determination about the correct treatment of these options for Section 409A purposes, the recipients of these options may make an election to exercise the options in a way that excludes them from Section 409A treatment. This election is available through December 31, 2007.

Summary and Other Items

In addition, we have restated the aforementioned financial statements to correct certain accounting errors which were previously identified but not considered to be material through December 31, 2005. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments. The income tax adjustments include reducing the charge taken to increase the valuation allowance in 2004 by $11,566,000 as a result of recording less U.S. deferred tax assets in prior periods, which had originated from administrative errors in the preparation of tax returns in earlier periods and were immaterial to each of those prior periods. The cumulative effect of these errors on retained earnings as of December 31, 2005 was $4,714,000. The impact of these other corrections and of the non-cash charges for stock-based compensation that have resulted from the review of the Special Committee are summarized in the table below:

							Total
						Cumulative	Additional
	Year Ended December 31,					Effect	Expense
	2005	2004	2003	2002	2001	1982 -2000	(Income)
	(In thousands)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$2,657	$2,701	$6,130	$11,488
Option grants to directors with improper measurement dates	—	—	—	119	9	20	148
Other option grants with improper measurement dates	—	—	—	546	999	2,993	4,538
Repriced option grant	—	—	—	(482)	783	696	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	10,105	—	—	10,105

Sub-total pre-Change in Control	—	—	—	12,945	4,492	11,214	28,651

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	1,171	1,085	172	—	—	—	2,428
Other stock option matters after June 2002	22	(7)	20	—	—	—	35

Sub total post-Change in Control	1,193	1,078	192	—	—	—	2,463

Total impact of additional stock compensation on operating income	1,193	1,078	192	12,945	4,492	11,214	31,114

Other items corrected in connection with restatement	(2,273)	(1,265)	(90)	1,209	(1,184)	7,741	4,138
Tax effects of above and other tax items	963	(14,957)	1,785	(4,461)	(2,471)	10,289	(8,852)

Net income decrease (increase) resulting from all restatement items	$(117)	$(15,144)	$1,887	$9,693	$837	$29,244	$26,400

The pre-tax effect of the correction for stock-based compensation was $157,000, $206,000, $792,000, $2,503,000, $2,690,000, and $3,491,000 for 1995, 1996, 1997, 1998, 1999, and 2000, respectively. The cumulative pre-tax effect of the correction for stock-based compensation between 1982 and 1994 was $1,375,000.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Further, we have not modified or updated disclosures presented in the 2005 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2005 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements reflects the disclosures made at the time of the original filing of the 2005 10-K on March 16, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our amended quarterly filings as well as the filings we have made with the SEC subsequent to the filing of the 2005 10-K, except as noted below with respect to reliance on the financial statements in such filings.

We also concluded that we needed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We will also amend our quarterly report on Form 10-Q for the quarter ended June 30, 2006, originally filed on August 8, 2006, to restate our condensed consolidated financial statements for the quarters ended June 30, 2006 and 2005 and the related disclosures. We have also restated our condensed consolidated financial statement for the quarter ended September 30, 2005 with the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

In light of the conclusions of the Special Committee’s review of our stock option granting practices, we have re-evaluated the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 in the 2005 Form 10-K. The restated report is set forth in this Form 10-K/A. Based on this analysis, we have determined that there was a material weakness in our internal control over financial reporting relating to the accounting and disclosure of our stock-based compensation expense as of December 31, 2005 and have therefore restated our Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 as set forth in our annual report on Form 10-K/A for the fiscal year ended December 31, 2005. We implemented remedial controls in 2006.

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

In the event that The Bank of New York is successful in asserting that our failure to timely file the quarterly report is a default under the indenture, such default will become an “Event of Default” under the indenture unless we cure the default within 60 days of receipt of the notice of default. If we fail to cure the default within the prescribed time period and an Event of Default is continuing, The Bank of New York, as trustee, or the holders of at least 25% in aggregate principal amount of either the 3.0% Convertible Notes or the 4.0% Convertible Notes outstanding under the indenture may accelerate the payment of all unpaid principal whereupon all principal and interest will become immediately due and payable in full unless we were able to obtain a waiver of the Event of Default from the holders of a majority in aggregate principal amount of such series. The unpaid principal amount of the 3.0% Convertible Notes is $240,000,000 and the unpaid principal amount of the 4.0% Convertible Notes is also $240,000,000. Such an acceleration would have a material effect on our business and financial condition. The filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006 within sixty days of the notice of default will cure the asserted default under the indenture. We expect to cure this asserted default within the sixty-day period.

Below is a summary of Valeant’s Consolidated Statement of Operations for each of the three years in the period ended December 31, 2005 and the adjustments thereto which result from the restatement:

	Year Ended December 31,
	2005			2004			2003
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adj.	Restated	Reported	Adj.	Restated	Reported	Adj.	Restated
	(In thousands, except per share data)

Revenues:
Product sales	$731,035	$1,205	$732,240	$606,093	$1,731	$607,824	$518,471	$127	$518,598
Ribavirin royalties	91,646	—	91,646	76,427	—	76,427	167,482	—	167,482

Total revenues	822,681	1,205	823,886	682,520	1,731	684,251	685,953	127	686,080

Costs and expenses:
Cost of goods sold (excluding amortization)	223,226	(868)	$222,358	200,313	230	200,543	184,669	35	184,704
Selling expenses	232,176	140	232,316	196,567	75	196,642	166,707	33	166,740
General and administrative expenses	107,744	508	108,252	98,566	877	99,443	111,532	103	111,635
Research and development costs	113,755	345	114,100	92,496	362	92,858	45,286	58	45,344
Acquired in-process research and development	173,599	—	173,599	11,770	—	11,770	117,609	—	117,609
Restructuring charges	1,253	—	1,253	19,344	—	19,344	—	—	—
Amortization expense	68,832	—	68,832	59,303	—	59,303	38,577	—	38,577

Total costs and expenses	920,585	125	920,710	678,359	1,544	679,903	664,380	229	664,609

Income (loss) from operations	(97,904)	1,080	(96,824)	4,161	187	4,348	21,573	(102)	21,471
Other income (loss), net, including translation and exchange	(6,358)	—	(6,358)	141	—	141	4,727	—	4,727
Loss on early extinguishment of debt	—	—	—	(19,892)	—	(19,892)	(12,803)	—	(12,803)
Interest income	13,169	—	13,169	12,432	—	12,432	8,888	—	8,888
Interest expense	(40,326)	—	(40,326)	(49,265)	—	(49,265)	(36,145)	—	(36,145)

Income (loss) from continuing operations before income taxes and minority interest	(131,419)	1,080	(130,339)	(52,423)	187	(52,236)	(13,760)	(102)	(13,862)
Provision for income taxes	54,187	964	55,151	83,597	(14,957)	68,640	39,463	1,785	41,248
Minority interest, net	287	—	287	233	—	233	11,763	—	11,763

Loss from continuing operations	(185,893)	116	(185,777)	(136,253)	15,144	(121,109)	(64,986)	(1,887)	(66,873)
Income (loss) from discontinued operations	(2,366)	—	(2,366)	(33,544)	—	(33,544)	9,346	—	9,346

Net loss	$(188,259)	$116	$(188,143)	$(169,797)	$15,144	$(154,653)	$(55,640)	$(1,887)	$(57,527)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(2.03)	$—	$(2.03)	$(1.62)	$0.18	$(1.44)	$(0.78)	$(0.02)	$(0.80)
Income (loss) from discontinued operations	(0.02)	—	(0.02)	(0.40)	—	(0.40)	0.11	—	0.11

Basic and diluted net loss per share	$(2.05)	$—	$(2.05)	$(2.02)	$0.18	$(1.84)	$(0.67)	$(0.02)	$(0.69)

Basic and diluted shares used in per share computation	91,696		91,696	83,887		83,887	83,602		83,602

Below is a summary of Valeant’s Consolidated Balance Sheets as of December 31, 2005 and 2004 and the adjustments thereto which result from the restatement:

	December 31, 2005			December 31, 2004
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Current Assets:
Cash and cash equivalents	$224,856	$—	$224,856	$222,590	$—	$222,590
Marketable securities	10,210	—	10,210	238,918	—	238,918
Accounts receivable, net	187,987	—	187,987	171,860	—	171,860
Inventories, net	136,034	—	136,034	112,250	—	112,250
Prepaid expenses and other current assets	36,652	3,702	40,354	25,049	—	25,049

Total current assets	595,739	3,702	599,441	770,667	—	770,667
Property, plant and equipment, net	230,126	—	230,126	233,258	—	233,258
Deferred tax assets, net	45,904	(20,562)	25,342	—	—	—
Goodwill	79,486	—	79,486	20,499	—	20,499
Intangible assets , net	536,319	—	536,319	432,277	—	432,277
Other assets	43,176	—	43,176	41,280	(1,120)	40,160

Total non-current assets	935,011	(20,562)	914,449	727,314	(1,120)	726,194
Assets of discontinued operations	127	—	127	23,894	—	23,894

	$1,530,877	$(16,860)	$1,514,017	$1,521,875	$(1,120)	$1,520,755

Current Liabilities:
Trade payables	$55,279	$—	$55,279	$48,713	$—	$48,713
Accrued liabilities	136,701	4,137	140,838	122,297	5,290	127,587
Notes payable and current portion of long-term debt	495	—	495	929	—	929
Income taxes	42,452	4,872	47,324	20,266	206	20,472

Total current liabilities	234,927	9,009	243,936	192,205	5,496	197,701
Long-term debt, less current portion	788,439	—	788,439	793,139	—	793,139
Deferred tax liabilities , net	28,770	(20,562)	8,208	13,823	—	13,823
Other liabilities	16,372	—	16,372	14,429	—	14,429

Total non-current liabilities	833,581	(20,562)	813,019	821,391	—	821,391
Liabilities of discontinued operations	23,118	—	23,118	32,056	—	32,056

Stockholders’ Equity:
Common Stock	928	—	928	842	—	842
Additional capital	1,203,814	21,093	1,224,907	1,004,875	19,901	1,024,776
Accumulated deficit	(743,950)	(26,400)	(770,350)	(534,205)	(26,517)	(560,722)
Accumulated other comprehensive income (loss)	(21,541)	—	(21,541)	4,711	—	4,711

Total stockholders’ equity	439,251	(5,307)	433,944	476,223	(6,616)	469,607

	$1,530,877	$(16,860)	$1,514,017	$1,521,875	$(1,120)	$1,520,755

Below is a summary of the specific income statement accounts as reported and as affected by the restatement for each of the five years in the period ended December 31, 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
				(Unaudited)	(Unaudited)

Revenues
As previously reported	$822,681	$682,520	$685,953	$737,074	$620,823
Adjustment	1,205	1,731	127	(296)	1,184

As restated	$823,886	$684,251	$686,080	$736,778	$622,007

Cost of goods sold
As previously reported	$223,226	$200,313	$184,669	$157,013	$149,554
Adjustment	(868)	230	35	259	128

As restated	$222,358	$200,543	$184,704	$157,272	$149,682

Selling expenses
As previously reported	$232,176	$196,567	$166,707	$164,103	$137,938
Adjustment	140	75	33	1,021	278

As restated	$232,316	$196,642	$166,740	$165,124	$138,216

Research and development costs
As previously reported	$113,755	$92,496	$45,286	$49,531	$28,706
Adjustment	345	362	58	1,036	308

As restated	$114,100	$92,858	$45,344	$50,567	$29,014

General and administrative expenses
As previously reported	$107,744	$98,566	$111,532	$366,530	$81,065
Adjustment	508	877	103	9,532	3,206

As restated	$108,252	$99,443	$111,635	$376,062	$84,271

Income (loss) from operations, before interest, taxes and other items
As previously reported	$(97,904)	$4,161	$21,573	$(30,764)	$194,827
Adjustment	1,081	187	(103)	(12,144)	(2,735)

As restated	$(96,823)	$4,348	$21,470	$(42,908)	$192,092

Income (loss) from continuing operations before income taxes and minority interest
As previously reported	$(131,419)	$(52,423)	$(13,760)	$176,938	$118,803
Adjustment	1,081	187	(103)	(12,144)	(2,735)

As restated	$(130,338)	$(52,236)	$(13,863)	$164,794	$116,068

Provision for income taxes
As previously reported	$54,187	$83,597	$39,463	$74,963	$42,078
Adjustment	964	(14,957)	1,785	(3,963)	(2,425)

As restated	$55,151	$68,640	$41,248	$71,000	$39,653

Income (loss) from continuing operations
As previously reported	$(185,893)	$(136,253)	$(64,986)	$84,245	$76,551
Adjustment	117	15,144	(1,887)	(8,181)	(310)

As restated	$(185,776)	$(121,109)	$(66,873)	$76,064	$76,241

Income (loss) from discontinued operations
As previously reported	$(2,366)	$(33,544)	$9,346	$(197,288)	$(12,417)
Adjustment	—	—	—	(1,509)	(528)

As restated	$(2,366)	$(33,544)	$9,346	$(198,797)	$(12,945)

Net income (loss)
As previously reported	$(188,259)	$(169,797)	$(55,640)	$(134,834)	$64,134
Adjustment	117	15,144	(1,887)	(9,690)	(838)

As restated	$(188,142)	$(154,653)	$(57,527)	$(144,524)	$63,296

Below is a summary of the earnings per share information as reported and as affected by the restatement for each of the five years in the period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003	2002	2001
				(Unaudited)	(Unaudited)

Basic income (loss) per share — as previously reported
From continuing operations	$(2.03)	$(1.62)	$(0.78)	$1.01	$0.94
From discontinued operations	(0.02)	(0.40)	0.11	(2.37)	(0.15)
Cumulative effect of change in accounting principle	—	—	—	(0.26)	—

Net income (loss)	$(2.05)	$(2.02)	$(0.67)	$(1.62)	$0.79

Basic income (loss) per share — adjustments
From continuing operations	$0.00	$0.18	$(0.02)	$(0.10)	$(0.00)
From discontinued operations	—	—	—	(0.02)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$0.00	$0.18	$(0.02)	$(0.12)	$(0.01)

Basic income (loss) per share — as restated
From continuing operations	$(2.03)	$(1.44)	$(0.80)	$0.91	$0.94
From discontinued operations	(0.02)	(0.40)	0.11	(2.39)	(0.16)
Cumulative effect of change in accounting principle	—	—	—	(0.26)	—

Net income (loss)	$(2.05)	$(1.84)	$(0.69)	$(1.74)	$0.78

Diluted income (loss) per share — as previously reported
From continuing operations	$(2.03)	$(1.62)	$(0.78)	$1.00	$0.92
From discontinued operations	(0.02)	(0.40)	0.11	(2.35)	(0.15)
Cumulative effect of change in accounting principle	—	—	—	(0.26)	—

Net income (loss)	$(2.05)	$(2.02)	$(0.67)	$(1.61)	$0.77

Diluted income (loss) per share — adjustments
From continuing operations	$0.00	$0.18	$(0.02)	$(0.10)	$(0.00)
From discontinued operations	—	—	—	(0.02)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$0.00	$0.18	$(0.02)	$(0.12)	$(0.01)

Diluted income (loss) per share — as restated
From continuing operations	$(2.03)	$(1.44)	$(0.80)	$0.91	$0.92
From discontinued operations	(0.02)	(0.40)	0.11	(2.37)	(0.16)
Cumulative effect of change in accounting principle	—	—	—	(0.26)	—

Net income (loss)	$(2.05)	$(1.84)	$(0.69)	$(1.72)	$0.76

Below is a summary of the specific balance sheet accounts as reported and as affected by the restatement for each of the five years in the period ended December 31, 2005 (in thousands:):

	As of December 31,
	2005	2004	2003	2002	2001
			(Unaudited)	(Unaudited)	(Unaudited)

Other current assets (deferred taxes)
As previously reported	$36,652	$25,049	$29,450	$26,751	$14,525
Adjustment	3,702	—	—	—	—

As restated	$40,354	$25,049	$29,450	$26,751	$14,525

Deferred tax assets, Net
As previously reported	$45,904	$—	$12,551	$39,180	$65,175
Adjustment	(20,562)	0	(12,551)	(13,110)	(13,092)

As restated	$25,342	$0	$0	$26,070	$52,083

Other assets
As previously reported	$43,176	$41,280	$50,738	$43,531	$64,614
Adjustment	—	(1,120)	(1,120)	(1,120)	(1,120)

As restated	$43,176	$40,160	$49,618	$42,411	$63,494

Accrued liabilities (including product returns reserve)
As previously reported	$136,701	$122,297	$109,373	$142,093	$96,624
Adjustment	4,138	5,291	6,556	6,646	5,437

As restated	$140,839	$127,588	$115,929	$148,739	$102,061

Income taxes — current
As previously reported	$42,452	$20,266	$14,962	$—	$3,396
Adjustment	4,872	206	—	—	—

As restated	$47,324	$20,472	$14,962	$—	$3,396

Deferred taxes and other liabilities
As previously reported	$45,142	$28,252	$18,422	$75,740	$47,235
Adjustment	(20,562)	—	1,835	—	—

As restated	$24,580	$28,252	$20,257	$75,740	$47,235

Additional capital
As previously reported	$1,203,814	$1,004,875	$976,773	$1,027,335	$995,243
Adjustment	21,093	19,901	19,599	18,897	10,434

As restated	$1,224,907	$1,024,776	$996,372	$1,046,232	$1,005,677

Accumulated deficit
As previously reported	$(743,950)	$(534,205)	$(338,384)	$(256,809)	$(96,055)
Adjustment	(26,400)	(26,517)	(41,661)	(39,773)	(30,083)

As restated	$(770,350)	$(560,722)	$(380,045)	$(296,582)	$(126,138)

Stockholders’ equity
As previously reported	$439,251	$476,223	$605,361	$703,690	$810,717
Adjustment	(5,307)	(6,617)	(22,062)	(20,876)	(19,649)

As restated	$433,944	$469,606	$583,299	$682,814	$791,068

Below is a summary of the summarized quarterly income statement data as reported and as affected by the restatement for each of the four quarters in 2004 and 2005 (unaudited):

	Quarter Ended March 31, 2005			Quarter Ended June 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(Unaudited, amounts in thousands except per share data)

Quarterly Data
Revenues	$181,138	$(21)	$181,117	$205,034	$114	$205,148
Gross profit on product sales	113,082	(83)	112,999	127,888	51	127,939
Income (loss) from continuing operations	(137,756)	(499)	(138,255)	1,441	(378)	1,063
Income (loss) from discontinued operations, net	(1,503)	—	(1,503)	(1,988)	—	(1,988)
Net income (loss)	(139,259)	(499)	(139,758)	(547)	(378)	(925)
Basic and diluted earnings (loss) per share:
Continuing operations	$(1.55)	(0.00)	$(1.55)	$0.01	0.00	$0.01
Discontinued operations	(0.02)	0.00	(0.02)	(0.02)	(0.00)	(0.02)
Net income (loss)	(1.57)	(0.00)	(1.57)	(0.01)	0.00	(0.01)

	Quarter Ended September 30, 2005			Quarter Ended December 31, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(Unaudited, amounts in thousands except per share data)

Quarterly Data
Revenues	$204,957	$438	$205,395	$231,552	$674	$232,226
Gross profit on product sales	127,310	1,495	128,805	139,529	611	140,140
Income (loss) from continuing operations	(4,813)	1,005	(3,808)	(44,765)	(12)	(44,777)
Income (loss) from discontinued operations, net	1,123	—	1,123	2	—	2
Net income (loss)	(3,690)	1,005	(2,685)	(44,763)	(12)	(44,775)
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.05)	0.01	$(0.04)	$(0.48)	(0.00)	$(0.48)
Discontinued operations	0.01	0.00	0.01	—	—	—
Net income (loss)	(0.04)	0.01	(0.03)	(0.48)	(0.00)	(0.48)

	Quarter Ended March 31, 2004			Quarter Ended June 30, 2004
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(Unaudited, amounts in thousands except per share data)

Quarterly Data
Revenues	$157,702	$15	$157,717	$170,368	$467	$170,835
Gross profit on product sales	85,613	(41)	85,572	101,696	411	102,107
Income (loss) from continuing operations	(10,512)	(255)	(10,767)	(27,325)	119	(27,206)
Income (loss) from discontinued operations, net	(3,061)	—	(3,061)	(13,966)	—	(13,966)
Net income (loss)	(13,573)	(255)	(13,828)	(41,291)	119	(41,172)
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.12)	0.00	$(0.12)	$(0.32)	0.00	$(0.32)
Discontinued operations	(0.04)	0.00	(0.04)	(0.17)	0.00	(0.17)
Net income (loss)	(0.16)	(0.01)	(0.17)	(0.49)	(0.00)	(0.49)

	Quarter Ended September 30, 2004			Quarter Ended December 31, 2004
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(Unaudited, amounts in thousands except per share data)

Quarterly Data
Revenues	$166,432	$997	$167,429	$188,018	$252	$188,270
Gross profit on product sales	101,835	940	102,775	116,636	192	116,828
Income (loss) from continuing operations	(8,536)	663	(7,873)	(89,880)	14,616	(75,264)
Income (loss) from discontinued operations, net	(7,365)	—	(7,365)	(9,152)	—	(9,152)
Net income (loss)	(15,901)	663	(15,238)	(99,032)	14,616	(84,416)
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.10)	0.01	$(0.09)	$(1.07)	0.18	$(0.89)
Discontinued operations	(0.09)	0.00	(0.09)	(0.11)	0.00	(0.11)
Net income (loss)	(0.19)	0.01	(0.18)	(1.18)	0.18	(1.00)

Company Overview

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

Specialty Pharmaceuticals

Product sales from our specialty pharmaceuticals segment accounted for 89% of our total revenues from continuing operations for the years ended December 31, 2005 and 2004, respectively, and increased $124.4 million (20%) in the year ended December 31, 2005 compared to 2004. The increase in specialty pharmaceutical product sales was due to an increase in volume of approximately 10%, an approximate 7% increase due to changes in selling prices and an approximate 3% favorable impact from foreign exchange rate fluctuations. Sales of new products that we acquired in the Xcel acquisition in March 2005 contributed $73.4 million to the increase. Excluding the products acquired from Xcel, specialty pharmaceutical sales grew 9% in 2005.

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

Our future growth is expected to be driven primarily by the commercialization of new products, growth of our existing products, and business development. Our promoted products accounted for 55% and 46% of our specialty pharmaceutical product sales for the years ended December 31, 2005 and 2004, respectively. Sales of our promoted products increased $121.8 million (43%) in the year ended December 31, 2005 compared to 2004. This increase includes $60.6 million from two new products which we added in 2005 as a result of our acquisition of Xcel. Excluding these acquired products, sales of promoted products increased $62.2 million or 22% in the year ended December 31, 2005 compared to 2004. Our increased sales of promoted products were partially offset by declines in non-promoted products.

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

Using a high-throughput cell-based screening system, we have identified lead compounds which are potent inhibitors of HBV replication in vitro. These compounds are effective against the L180M/M204V and M204I drug-resistant viruses in cell culture. Medicinal chemistry structure-activity relationship (SAR) studies are ongoing to optimize these leads for potency, selectivity and pharmacokinetic properties. Based on lessons learned from HIV/AIDS therapies, we envision that these non-nucleoside inhibitors may further improve the efficacy of those nucleoside inhibitors such as pradefovir, our anti-HBV compound currently under phase 2 clinical development by Valeant.

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

HIV/AIDS

An important aspect of the fight against HIV/AIDS is to offer physicians a large variety of medicines, thus allowing them to individualize their patient’s treatment. There are currently more than 20 products approved by the FDA for the treatment of HIV/AIDS in the United States: nine protease inhibitors (PIs), eight nucleoside reverse transcriptase inhibitors (NRTIs), three non-nucleoside inhibitors (NNRTIs) and one fusion inhibitor. Combination therapies are used to treat HIV-infected patients with drugs from several categories concurrently, giving them a better chance of survival. However, many patients have developed resistance to the current HIV treatments, resulting in a lack of efficacy of multiple-drug regimens, including highly active antiretroviral therapy (HAART). Factors that contribute to incomplete suppression of viral replication and the development of resistance include sub-optimal potency of the treatment regimens, drug-drug interactions or poor pharmacokinetics, and non-adherence to the HIV treatment due to side-effects. Valeant’s HIV drug discovery program seeks to address the issues related to drug resistance and complex treatment regimens.

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

See Note 3 of notes to consolidated financial statements for a discussion of these acquisitions.

Results of Operations

We have four reportable specialty pharmaceutical segments comprising our pharmaceuticals operations in North America, Latin America, Europe and Asia, Africa and Australia (AAA). In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this document. For additional financial information by business segment, see Note 15 of notes to consolidated financial statements included elsewhere in this document.

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$232,342	$144,530	$99,201
Latin America	173,233	151,726	136,008
Europe	260,372	253,748	232,031
Asia, Africa, Australia	66,293	57,820	51,358

Total specialty pharmaceuticals	732,240	607,824	518,598
Ribavirin royalties	91,646	76,427	167,482

Consolidated revenues	$823,886	$684,251	$686,080

Operating Income (Loss)
Specialty pharmaceuticals
North America	$69,287	$46,169	$30,099
Latin America	61,916	46,124	42,671
Europe	35,389	31,347	24,425
Asia, Africa, Australia	4,472	3,103	3,570

	171,064	126,743	100,765
Restructuring charges(1)	(1,253)	(19,344)	—

Total specialty pharmaceuticals	169,811	107,399	100,765
Research and development division	(39,071)	(38,860)	95,151
IPR&D(1)	(173,599)	(11,770)	(117,609)

Consolidated segment operating income	(42,859)	56,769	78,307
Corporate expenses	(53,964)	(52,421)	(56,837)
Interest income	13,169	12,432	8,888
Interest expense	(40,326)	(49,265)	(36,145)
Other, (exchange, loss on refinancing etc.)	(6,358)	(19,751)	(8,076)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(130,338)	$(52,236)	$(13,863)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Depreciation and Amortization
Specialty pharmaceuticals
North America	$39,029	$21,878	$15,887
Latin America	8,207	8,604	7,426
Europe	22,833	26,229	22,860
Asia, Africa, Australia	7,363	5,793	4,551

Total specialty pharmaceuticals	77,432	62,504	50,724
Corporate	3,238	3,176	3,647
Research and development division	16,681	21,458	10,436

	$97,351	$87,138	$64,807

*	Increase (Decrease) not meaningful

Year Ended December 31, 2005 Compared to 2004

Specialty Pharmaceutical Revenues:  Total specialty pharmaceutical product sales increased $124.4 million for the year ended December 31, 2005 over 2004. The largest portion of this increase ($73.4 million) resulted from the addition of new products to our portfolio as a result of the Xcel acquisition.

Approximately 55% of our total pharmaceutical revenues resulted from sales of promoted products in 2005. We define promoted products as being those that we promote with annual sales of greater than $5 million. Worldwide sales of promoted products totaled $403.1 million in 2005, an increase of $121.8 million or 43% over 2004. Approximately $60.6 million of this increase in promoted product sales consisted of two new products acquired in the Xcel transaction. Sales of other promoted products in 2005 increased $61.2 million or 21% over 2004 sales levels. The increased sales in promoted products and those resulting from the acquisition of Xcel were partially offset by declines in sales of non-promoted products.

In our North America pharmaceuticals segment, revenues for the year ended December 31, 2005 increased $87.8 million over 2004. The increase reflects the inclusion of sales of products acquired from Xcel in March 2005 ($73.4 million). The increase also reflects higher sales of promoted products other than those acquired in the Xcel transaction which totaled $119.5 million in 2005, an increase of $23.5 million (25%) over 2004 sales levels. These increases were partially offset by lower sales of non-promoted products.

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

Gross Profit Margin:  The increase in gross profit margin in 2005 is largely due to an increase in sales in the North America region, which generates higher profit margins, and to greater efficiencies in our global manufacturing and supply chain operations. Gross profit calculations exclude amortization which is discussed below. Gross profits by segment, as restated, are as follows:

	Year Ended December 31,			Increase (Decrease)
	2005	2004	2003	05/04	04/03
	(Restated)	(Restated)	(Restated)
	(Dollar amounts in thousands)

Gross Profits (Specialty Pharmaceuticals Only)
North America	$186,561	$117,141	$80,852	59%	45%
% of product sales	80%	81%	82%
Latin America	129,073	110,764	97,205	17%	14%
% of product sales	75%	73%	71%
Europe	161,352	150,830	129,958	7%	16%
% of product sales	62%	59%	56%
Asia, Africa, Australia	32,896	28,546	25,879	15%	10%
% of product sales	50%	49%	50%

Consolidated Gross Profits	$509,882	$407,281	$333,894	25%	22%

% of product sales	70%	67%	64%

Selling Expenses:  Selling expenses were $232.3 million for the year ended December 31, 2005 compared to $196.6 million for 2004, an increase of $35.7 million (18%). As a percent of product sales, selling expenses were 32% for the years ended December 31, 2005 and 2004. Included in selling expenses for the year ended December 31, 2005 and 2004 were severance charges of $3.0 million and $3.6 million, respectively, related to a sales force restructuring in Europe. The increase in selling expenses reflects our increased promotional efforts primarily in North America and Latin America and includes costs related to new product launches and unified promotional materials and campaigns for our global products.

General and Administrative Expenses:  General and administrative expenses were $108.2 million for the year ended December 31, 2005 compared to $99.4 million for 2004, an increase of $8.8 million (9%). As a percent of product sales, general and administrative expenses were 15% for the year ended December 31, 2005 compared to 16% for 2004.

Research and Development:  Research and development expenses were $114.1 million for the year ended December 31, 2005 compared $92.9 million for 2004, an increase of $21.2 million (23%). The increase in research and development expenses was primarily attributable to the progression of clinical trials for taribavirin, retigabine and pradefovir and costs associated with the completion of safety studies for Zelapar. We completed enrollment of two Phase 3 studies for taribavirin and a Phase 2 study for pradefovir. We also advanced the clinical trials for retigabine acquired in March 2005 with the initiation of two Phase 3 trials. It is expected that research and development expenses will increase again in 2006 as progress continues with our major clinical trials.

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

Income Taxes:  Despite reporting losses from continuing operations, we recorded tax expense of $55.2 million in 2005 and $68.6 million in 2004 (restated). This occurs primarily because, due to valuation allowances, no tax benefits are recorded for the U.S. operating losses. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate. In addition, the 2005 Xcel IPR&D charge of $126.4 million is not deductible for tax purposes resulting in higher effective tax rates for the year. Tax expense in 2005 was also impacted by a charge of $27.4 million resulting from an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 and taxes imposed on the repatriation of foreign earnings of $4.5 million.

In 2005 and 2004 we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards are offset against U.S. taxable income in future years. The reserve was recorded since we cannot assure that the products currently undergoing clinical trials will receive final approvals for marketing from regulatory authorities. As a result we cannot be certain that sufficient U.S. taxable income will be generated to utilize the tax benefits of the loss and credit carryforwards before they expire. As of December 31, 2005 the valuation allowance against deferred tax assets totaled $148.1 million.

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

Income (Loss) from Discontinued Operations:  The loss from discontinued operations was $2.4 million in 2005 compared to $33.5 million for the year ended December 31, 2004. The losses in 2005 primarily relate to our former raw materials businesses and manufacturing operations in Central Europe. In 2004 the loss also includes environmental charges of $16.0 million related to a former operating site of our Biomedicals division, for which we retained the liability when we sold this business.

Year Ended December 31, 2004 Compared to 2003

Specialty Pharmaceutical Revenues:  Specialty pharmaceutical product sales increased $89.2 million (17%) for the year ended December 31, 2004 over 2003. The increases were led by continued improvements in sales of our global brands, which contributed $28.5 million to the increase in product sales for the year ended December 31, 2004. In addition, favorable foreign currency exchange rates contributed $20.9 million on a net basis to the increase in overall product sales for the year ended December 31, 2004 primarily due to the increase in the value of the Euro over the U.S. Dollar. Additionally, the Amarin and Tasmar acquisitions contributed $15.1 million and $3.6 million, respectively, to product sales in the year ended December 31, 2004.

In our North America pharmaceuticals segment, revenues for the year ended December 31, 2004 were $144.5 million compared to $99.2 million for 2003, an increase of $45.3 million (46%). The increase reflects higher sales of Efudex of $17.8 million primarily related to the launch of a 40 gram product and sales of products related to the Amarin and Tasmar acquisitions of $17.5 million. Additionally, the increase in revenues in 2004 as compared to 2003 partially reflects depressed 2003 sales due to the inventory reduction program at our wholesalers in 2003, which was completed in April 2003. The increases are partially offset by a decrease in sales of Mestinon of $4.4 million primarily due to generic competition.

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

General and Administrative Expenses:  General and administrative expenses were $99.4 million for the year ended December 31, 2004 compared to $111.6 million for 2003, a decrease of $12.2 million (11%). As a percent of product sales, general and administrative expenses were 15% for the year ended December 31, 2004 compared to 22% for 2003. Included in general and administrative expenses for the year ended December 31, 2004 were severance charges of $0.7 million related to workforce restructuring in Spain and $3.2 million related to the settlement of a bondholder suit, partially offset by a $2.5 million insurance refund. The decrease in general and administrative expenses was primarily due to reduced legal fees.

Research and Development:  Research and development expenses were $92.9 million for the year ended December 31, 2004 compared to $45.3 million for 2003, an increase of $47.6 million (105%). The increase in research and development expenses was primarily attributable to the progression of clinical trials for taribavirin and pradefovir and costs associated with safety studies for Zelapar.

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

Income Taxes:  Our effective income tax rate for the year ended December 31, 2004 was a negative provision of 131% compared to a negative provision of 298% for 2003. Our effective tax rate for the year ended December 31, 2004 was affected significantly by an increase of $85.4 million in the valuation allowance to recognize the uncertainty of realizing the benefits of the United States net operating losses and research credits. It was also affected by pre-tax losses resulting from restructuring and impairment charges of $19.3 million and from a work force reduction in Europe of $4.3 million for which we recorded a minimal tax benefit of $1.5 million (7%). This minimal tax benefit reflects the uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, we recorded a tax provision of $1.8 million related to the settlement of a tax dispute with Puerto Rico in the year ended December 31, 2004. Our effective tax rate for 2003 was affected by pre-tax losses resulting from the write-off of acquired IPR&D expenses in connection with the Ribapharm acquisition, which were not deductible for tax purposes.

Income (Loss) from Discontinued Operations:  Income (loss) from discontinued operations was a loss of $33.5 million for the year ended December 31, 2004 compared to income of $9.3 million for 2003. The loss in 2004 included environmental charges of $16 million related to a former operating site of our Biomedicals division, for which we retained the liability when we sold this business. The remaining portion related to losses from our raw materials businesses and manufacturing operations in Central Europe. The income in 2003 included a net gain on disposal of discontinued operations of $6.6 million and income from discontinued operations of $2.7 million.

Liquidity and Capital Resources

Cash and marketable securities totaled $235.1 million at December 31, 2005 compared to $461.5 million at December 31, 2004. Working capital was $355.5 million at December 31, 2005 compared to $573.0 million at December 31, 2004. The decrease in working capital of $217.5 million was primarily attributable to the use of cash in the acquisitions of Xcel and Infergen, partially offset by proceeds of a common stock offering and cash generated from operations.

During the year ended December 31, 2005, cash provided by operating activities totaled $64.5 million compared to $17.9 million for 2004. The improvement is attributable to the increased sales and profits of our specialty pharmaceutical business which increased operating income by $62.4 million (58%). This increase was partially offset by increased spending for research and development activities. We expect to continue to see the effects of increased research and development spending in 2006.

Cash used in investing activities was $218.4 million for the year ended December 31, 2005. This compares to cash provided by investing activities of $139.2 million for the year ended December 31, 2004. In 2005, $413.6 in cash was used for the acquisitions of Xcel and Infergen, the purchase of product rights in Brazil and Poland and the purchase of the minority interest in our Polish operations. Additionally, cash was used for capital expenditures of $45.5 million. Cash generated from sales of marketable securities totaled $228.0 million and sales of assets generated $7.3 million. In 2004 cash provided by investing activities consisted of net proceeds from sales of marketable securities of $225.9 million and proceeds from asset sales of $12.1 million, partially offset by payments for the acquisition of Amarin, Tasmar and various other product rights of $76.3 million and capital expenditures of $26.6 million.

Cash flows provided by financing activities were $164.5 million in 2005 and primarily consisted of the proceeds of a common stock offering in connection with the Xcel acquisition, which raised net proceeds of approximately $192.8 million offset by dividend payments of $28.0 million. Cash used in financing activities was $354.5 million for the year ended December 31, 2004, including payments on long-term debt and notes payable of $342.2 million, principally for the repurchase of the remaining portion of the 6 1/2% Convertible Subordinated Notes due 2008, and cash dividends paid on common stock of $25.9 million, partially offset by proceeds received from the issuance of common stock of $13.5 million.

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

Viramidine (taribavirin) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver. We intend to develop taribavirin in oral form for the treatment of hepatitis C. Preclinical studies indicate that taribavirin, a liver-targeting analog of ribavirin, has antiviral and immunological activities or properties similar to ribavirin. In an animal model of acute hepatitis, taribavirin showed biologic activity similar to ribavirin. The liver-targeting properties of taribavirin were also confirmed in two animal models. Short-term toxicology studies show that taribavirin may be safer than ribavirin at the same dosage levels. This data suggests that taribavirin, as a liver-targeting analog of ribavirin, may potentially be as effective and have a lower incidence of anemia than ribavirin. On January 20, 2005, we announced a Phase 3 trial for taribavirin, as well as an initial analysis of the sustained viral response (“SVR”) information for the taribavirin Phase 2 proof-of-concept study compared to ribavirin. The results validated the study design by continuing to show that taribavirin demonstrates statistical comparable efficacy to ribavirin in SVR and a significantly reduced incidence of anemia. The taribavirin Phase 2 study, conducted entirely in the United States, consisted of 180 treatment-naïve subjects with chronic hepatitis C. The study was an open-label, randomized, active control trial, with patients stratified by genotype only. The study consisted of four comparable treatment groups: taribavirin 400 mg BID (800 mg daily), taribavirin 600 mg BID (1200 mg daily), taribavirin 800 mg BID (1600 mg daily) and ribavirin 1000/1200 mg daily, all in combination with peginterferon alfa-2a. Treatment duration was based on genotype, with genotypes two and three receiving 24 weeks of treatment and genotype one receiving 48 weeks of treatment, with a post-treatment follow-up period of 24 weeks. The 24-week follow-up period is considered the medically therapeutic standard evaluation for determining efficacy. Analyses of the final taribavirin Phase 2 study data were presented at the European Association for the Study of the Liver Conference (“EASL”) in April 2005. The Phase 2 trial met its design objective by confirming the selection of the 600 mg BID dose used in the two pivotal Phase 3 trials, VISER1 and VISER2. The results validated the study design by continuing to show that taribavirin demonstrates statistical comparable efficacy to ribavirin in sustained viral response (“SVR”) and a significantly reduced incidence of anemia. The VISER1 Phase 3 trial was completed in December 2005, and the Company plans to report the VISER1 results sometime in the first half of 2006. The VISER2 trial is about six months behind VISER1. At the end of December 2005, all of the VISER2 patients had completed treatment and entered follow-up. The last patient will complete follow-up in June 2006. Treatments in seven NDA-enabling Phase 1 studies for taribavirin were completed in 2005, including a hepatic impairment study, a renal impairment study, and a drug-drug interaction study. Post-study activities, including sample analyses, will continue into 2006. The first part of a clinical development program to support marketing approval in Japan has been developed, and a pharmacokinetics bridging study is planned to start in March 2006. Our external research and development expenses for taribavirin were $36.5 million for the year ended December 31, 2005 and $86.5 million from inception through December 31, 2005.

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

We acquired the rights to retigabine, an adjunctive treatment for partial-onset seizures in patients with epilepsy, as part of the March 2005 acquisition of Xcel Pharmaceuticals, Inc. Retigabine is believed to have a unique, dual-

acting mechanism and has undergone several Phase 2 clinical trials. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. Retigabine, successfully completed an End-of-Phase 2 meeting with the FDA in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p>0.001). Two Phase 3 trials were initiated in 2005. One Phase 3 trial (RESTORE1) is being conducted at approximately 45 sites mainly in the Americas (U.S., Central/ South America); the second Phase 3 trial (RESTORE2) is being performed at 55 sites in the rest of the world, mainly in Europe. On September 2, 2005, the first patient in the RESTORE1 trial was enrolled. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring a year to a year-and-a-half to enroll, but it is too early to predict the length of enrollment due to (a) the time needed to set up investigative sites and (b) competing trials. A Phase 1 cardiology (QTc) study in healthy volunteers, a hepatic impairment study and a renal impairment study are being planned to start in mid-2006. Assuming successful completion of the Phase 3 trials, availability of the trials’ results in the second half of 2007, and approval by the FDA, we would be able to launch retigabine in late 2008. Our external research and development expenses for retigabine were $8.9 million for the year ended December 31, 2005.

We acquired the rights to Zelapar, a late-stage candidate being developed as an adjunctive therapy in the treatment of Parkinson’s disease, in the Amarin acquisition in February 2004. Prior to the acquisition, Amarin had received an approvable letter from the FDA for Zelapar, subject to the completion of two safety studies. In late 2004, following our completion of two safety studies, we submitted a response to the approvable letter. We received a response to its submission from the FDA that required us to provide the FDA with additional information. A revised submission for Zelapar was sent to the FDA in March 2005. On September 30, 2005, an additional approvable letter was received from the FDA with a request for additional data. We filed the requested information with the FDA in the fourth quarter of 2005, and its filing was accepted as complete. We received a new PDUFA date in mid-2006. Additionally, we are conducting preclinical and clinical studies that were originally part of Amarin’s agreed-upon Phase 4 commitment with the FDA, which include a renal impairment study that started in November 2005 and a hepatic impairment study that started in January 2006. Both of the Phase 4 studies will continue into 2006. Assuming we receive approval from the FDA, we expect to launch Zelapar in 2006. Our external research and development expenses for Zelapar were $431,000 for the year ended December 31, 2005 and $5.3 million from inception through December 31, 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (“FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123R using the modified prospective basis effective January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense of approximately $20 million for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

We value IPR&D acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amounts expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair values were based on our use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rates that will apply to the expected cash flows. These cash flows were then discounted to a present value using discount rates between 15% and 20%. The discount rates represent our weighted average cost of capital for each of the acquisitions. In addition, solely for the purposes of estimating the fair value of IPR&D projects acquired, we estimated that future research and development costs would be incurred in the amount of $50.0 million for retigabine (acquired from Xcel), $25.0 million for Infergen and $150.0 million for the projects held by Ribapharm. See Note 3 of notes to consolidated financial statements for a discussion of acquisitions.

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

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 14 of notes to consolidated financial statements for a discussion of contingencies.

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At December 31, 2005 the fair value of our financial instruments was (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Currency exchange contracts	$45,000	$(2,043)	$(2,043)
Interest rate swaps	150,000	(4,308)	(4,308)
Outstanding public debt	780,000	(775,692)	(738,000)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At December 31, 2005 we had $12.2 million of foreign denominated variable rate debt that would subject us to both interest rate and currency risks. In 2004 we entered into an interest rate swap agreement with respect to $150.0 million principal amount of our 7.0% Senior Notes. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2005 pretax earnings. In addition, we had $780.0 million of fixed rate debt as of December 31, 2005 that requires U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data

Following is a summary of quarterly financial data for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter
	(Restated)	(Restated)		(Restated)		(Restated)
	(Unaudited)

2005
Revenues	$181,117	$205,148		$205,395		$232,226
Gross profit on product sales (excluding amortization)	112,999	127,939		128,805		140,140
Income (loss) from continuing operations(a)	(138,255)	1,063		(3,808)		(44,777)
Income (loss) from discontinued operations, net	(1,503)	(1,988)		1,123		2
Net income (loss)	(139,758)	(925)		(2,685)		(44,775)
Basic earnings (loss) per share from continuing operations	(1.56)	0.01		(0.04)		(0.48)
Discontinued operations, net of tax	(0.02)	(0.02)		0.01		0.00
Basic earnings (loss) per share — net income (loss)	(1.57)	(0.01)		(0.03)		(0.48)
Diluted earnings (loss) per share from continuing operations	(1.56)	0.01		(0.04)		(0.48)
Discontinued operations, net of tax	(0.02)	(0.02)		0.01		0.00
Diluted earnings (loss) per share — net income (loss)	$(1.57)	$(0.01)		$(0.03)		$(0.48)
2004
Revenues	$157,717	$170,835		$167,429		$188,270
Gross profit on product sales (excluding amortization)	85,572	102,107		102,775		116,828
Income (loss) from continuing operations(a)(b)	(10,767)	(27,206	)(c)	(7,873	)(c)	(75,264)
Income (loss) from discontinued operations, net	(3,061)	(13,966	)(e)	(7,365)		(9,152)
Net income (loss)	(13,828)	(41,172)		(15,238)		(84,416)
Basic earnings (loss) per share from continuing operations	(0.13)	(0.32)		(0.09)		(0.89)
Discontinued operations, net of tax	(0.04)	(0.17)		(0.09)		(0.11)
Basic earnings (loss) per share — net income (loss)	(0.17)	(0.49)		(0.18)		(1.00)
Diluted earnings (loss) per share from continuing operations	(0.13)	(0.32)		(0.09)		(0.89)
Discontinued operations, net of tax	(0.04)	(0.17)		(0.09)		(0.11)
Diluted earnings (loss) per share — net income (loss)	$(0.17)	$(0.49)		$(0.18)		$(1.00)

(a)	In March 2005, we acquired Xcel Pharmaceuticals, Inc. for $280,000,000. In December 2005 we acquired the U.S. and Canadian rights to Infergen for $120,000,000. In February 2004, we acquired from Amarin Corporation, plc its United States-based subsidiary, Amarin, and all of that subsidiary’s United States product rights. The total consideration paid for Amarin was $40,000,000. In connection with these acquisitions, we expensed $126,399,000 in the first quarter of 2005 and $47,200,000 in the fourth quarter of 2005, and $11,386,000 and $384,000 in the first and second quarters of 2004, respectively. These expensed amounts represent costs associated with acquired in-process research and development on projects that, as of the acquisition dates, had not yet reached technological feasibility and had no alternative future use.

(b)	During the fourth quarter of 2004, we recorded a valuation allowance of $85,427,000 against our deferred tax asset to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits. Valuation allowances were recorded against the U.S. deferred tax assets in each of the quarters during 2005. In the first quarter of 2005 we recorded $21,450,000 as the estimated expense associated with the Internal Revenue Service examination of the U.S. tax returns for 1997 through 2001, net of $11,122,000 for reversal of foreign valuation allowances. In the third quarter we recorded $3,984,000 of tax expense associated with the repatriation of foreign earnings to the United States. In the fourth quarter we recorded an additional $542,000 of tax expense associated with the repatriation.

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

December 31, 2005

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements and financial statement schedule.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, that Valeant Pharmaceuticals International did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not maintaining effective controls over the accounting for its stock-based compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005. The Company did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of the Company’s stock-based compensation transactions related to the granting of stock options. This control deficiency resulted in the misstatement of stock-based compensation expense and additional paid-in capital accounts and related financial disclosures and in the restatement of the Company’s consolidated financial statements for the years 2005, 2004, and 2003, each of the quarters of 2005 and 2004 and the first two quarters of 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. Management subsequently determined that the material weakness described above existed as of December 31, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Valeant Pharmaceuticals International did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Valeant Pharmaceuticals International has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  Pricewaterhousecoopers LLP

PricewaterhouseCoopers LLP
Orange County, California

March 15, 2006, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is January 22, 2007

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

December 31,

	2005	2004
	(As Restated)(1)	(As Restated)(1)
	(In thousands, except par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$224,856	$222,590
Marketable securities	10,210	238,918
Accounts receivable, net	187,987	171,860
Inventories, net	136,034	112,250
Prepaid expenses and other current assets	40,354	25,049

Total current assets	599,441	770,667

Property, plant and equipment, net	230,126	233,258
Deferred tax assets, net	25,342	0
Goodwill	79,486	20,499
Intangible assets, net	536,319	432,277
Other assets	43,176	40,160
Assets of discontinued operations	127	23,894

Total non-current assets	914,576	750,088

	$1,514,017	$1,520,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$55,279	$48,713
Accrued liabilities	140,839	127,588
Notes payable and current portion of long-term debt	495	929
Income taxes	47,324	20,472

Total current liabilities	243,937	197,702

Long-term debt, less current portion	788,439	793,139
Deferred tax liabilities, net	8,208	13,823
Other liabilities	16,372	14,429
Liabilities of discontinued operations	23,118	32,056

Total non-current liabilities	836,137	853,447

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,760 (December 31, 2005) and 84,219 (December 31, 2004) shares outstanding (after deducting shares in treasury of 1,094 as of December 31, 2005 and December 31, 2004)	928	842
Additional capital	1,224,907	1,024,776
Accumulated deficit	(770,350)	(560,722)
Accumulated other comprehensive income (loss)	(21,541)	4,711

Total stockholders’ equity	433,944	469,606

	$1,514,017	$1,520,755

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2005	2004	2003
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
	(In thousands, except per share data)

Revenues:
Product sales	$732,240	$607,824	$518,598
Ribavirin royalties	91,646	76,427	167,482

Total revenues	823,886	684,251	686,080

Costs and expenses:
Cost of goods sold (excluding amortization)	222,358	200,543	184,704
Selling expenses	232,316	196,642	166,740
General and administrative expenses	108,252	99,443	111,635
Research and development costs	114,100	92,858	45,344
Acquired in-process research and development	173,599	11,770	117,609
Restructuring charges	1,253	19,344	—
Amortization expense	68,832	59,303	38,577

Total costs and expenses	920,709	679,903	664,610

Income (loss) from operations	(96,823)	4,348	21,470
Other income (loss), net, including translation and exchange	(6,358)	141	4,727
Loss on early extinguishment of debt	—	(19,892)	(12,803)
Interest income	13,169	12,432	8,888
Interest expense	(40,326)	(49,265)	(36,145)

Income (loss) from continuing operations before income taxes and minority interest	(130,338)	(52,236)	(13,863)
Provision for income taxes	55,151	68,640	41,248
Minority interest, net	287	233	11,763

Loss from continuing operations	(185,776)	(121,109)	(66,873)
Income (loss) from discontinued operations	(2,366)	(33,544)	9,346

Net loss	$(188,142)	$(154,653)	$(57,527)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(2.03)	$(1.44)	$(0.80)
Income (loss) from discontinued operations	(0.02)	(0.40)	0.11

Basic and diluted net loss per share	$(2.05)	$(1.84)	$(0.69)

Basic and diluted shares used in per share computation	91,696	83,887	83,602

Dividends paid per share of common stock	$0.31	$0.31	$0.31

Dividends declared per share of common stock	$0.23	$0.31	$0.31

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004, and 2003

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(In thousands)
	(As Restated)(1)

Balance at December 31, 2002, as previously reported	84,066	$841	$1,027,335	$(256,809)	$(67,677)	$703,690
Effect of restatement (See Note 2)	—	—	18,897	(39,773)	—	(20,876)

Balance at December 31, 2002, as restated	84,066	$841	$1,046,232	$(296,582)	$(67,677)	$682,814
Comprehensive income:
Net loss	—	—	—	(57,527)	—	(57,527)
Foreign currency translation adjustments	—	—	—	—	34,759	34,759
Unrealized loss on marketable equity securities and other	—	—	—	—	(942)	(942)

Total comprehensive loss						(23,710)
Exercise of stock options	145	2	1,724	—	—	1,726
Tax effect on stock options exercised, net	—	—	(3,148)	—	—	(3,148)
Stock option compensation expense	—	—	193	—	—	193
Stock compensation	42	—	1,940	—	—	1,940
Common stock received for assets	(895)	(9)	(15,197)	—	—	(15,206)
Common stock received in settlement of note receivable	(173)	(2)	(207)	—	—	(209)
Convertible note hedge	—	—	(42,880)	—	—	(42,880)
Issuance of stock options in connection with Ribapharm acquisition	—	—	7,715	—	—	7,715
Dividends	—	—	—	(25,935)	—	(25,935)

Balance at December 31, 2003	83,185	832	996,372	(380,044)	(33,860)	583,299
Comprehensive income:
Net loss	—	—	—	(154,653)	—	(154,653)
Foreign currency translation adjustments	—	—	—	—	43,343	43,343
Unrealized loss on marketable equity securities and other	—	—	—	—	(4,772)	(4,772)

Total comprehensive loss					—	(116,082)
Exercise of stock options	839	8	10,611	—	—	10,619
Employee stock purchase plan	195	2	2,871	—	—	2,873
Tax effect on stock options exercised, net	—	—	11,772	—	—	11,612
Stock option compensation expense	—	—	1,078	—	—	1,078
Stock compensation	—	—	2,072	—	—	2,072
Dividends	—	—	—	(26,024)	—	(26,024)

Balance at December 31, 2004	84,219	842	1,024,776	(560,722)	4,711	469,606
Comprehensive income:
Net loss		—	—	(188,142)	—	(188,142)
Foreign currency translation adjustments		—	—	—	(30,633)	(30,633)
Unrealized gain on marketable equity securities and other		—	—	—	4,381	4,381
Total comprehensive loss		—	—	—	—	(214,394)
Exercise of stock options	161	2	2,146	—	—	2,148
Employee stock purchase plan	100	1	1,643	—	—	1,644
Common Stock Offering	8,280	83	188,947	—	—	189,030
Stock option compensation expense		—	1,192	—	—	1,192
Stock compensation		—	2,139	—	—	2,139
Tax effect on stock options exercised, net		—	4,064	—	—	4,064
Dividends		—	—	(21,486)	—	(21,486)

Balance at December 31, 2005	92,760	$928	$1,224,907	$(770,350)	$(21,541)	$433,944

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2005	2004	2003
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
	(In thousands)

Cash flows from operating activities:
Net (Loss)	$(188,142)	$(154,653)	$(57,527)
Losses (income) from discontinued operations	2,366	33,544	(9,346)

Income (loss) from continuing operations	(185,776)	(121,109)	(66,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97,351	87,138	64,807
Provision for losses on accounts receivable and inventories	10,744	6,371	6,856
Translation and exchange (gains) losses, net	6,358	(141)	(4,727)
Stock compensation and other non-cash items	2,880	4,494	5,553
Property, plant and equipment impairment charges	3,132	18,000	—
Write-off of acquired in-process R&D	173,599	11,770	117,609
Deferred income taxes	(34,204)	24,872	15,480
Minority interest	287	233	11,763
Loss on extinguishment of debt	—	19,892	12,803
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(14,774)	(3,303)	60,167
Inventories	(30,141)	(16,293)	44
Prepaid expenses and other assets	(3,545)	1,294	(7,451)
Trade payables and accrued liabilities	7,838	4,042	(54,075)
Income taxes payable	27,559	4,462	28,701
Other liabilities	3,807	(5,704)	(15,051)

Cash flow from operating activities in continuing operations	65,115	36,018	175,605
Cash flow from operating activities in discontinued operations	(657)	(18,100)	13,543

Net cash provided by operating activities	64,458	17,918	189,148

Cash flows from investing activities:
Capital expenditures	(45,525)	(26,613)	(17,606)
Proceeds from sale of assets	7,252	12,088	1,256
Proceeds from investments	533,307	1,173,251	335,534
Purchase of investments	(305,300)	(947,371)	(755,034)
Acquisition of license rights, product lines and businesses	(413,621)	(76,284)	(192,923)

Cash flow from investing activities in continuing operations	(223,887)	135,071	(628,773)
Cash flow from investing activities in discontinued operations	5,537	4,137	104,615

Net cash provided by (used in) investing activities	(218,350)	139,208	(524,158)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and notes payable	802	—	714,926
Payments on long-term debt and notes payable	(1,114)	(342,157)	(158,920)
Proceeds from issuance of stock	192,822	13,492	1,726
Dividends paid	(27,966)	(25,884)	(26,005)

Cash flow from financing activities in continuing operations	164,544	(354,549)	531,727
Cash flow from financing activities in discontinued operations	—	—	(362)

Net cash (used in) provided by financing activities	164,544	(354,549)	531,365

Effect of exchange rate changes on cash and cash equivalents	(8,468)	9,210	3,450

Net increase (decrease) in cash and cash equivalents	2,184	(188,213)	199,805
Cash and cash equivalents at beginning of year	222,719	410,932	211,127

Cash and cash equivalents at end of year	224,903	222,719	410,932
Cash and equivalents of discontinued operations	(47)	(129)	(913)

Cash and cash equivalents of continuing operations	$224,856	$222,590	$410,019

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

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

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. We primarily use the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings are depreciated up to 40 years, machinery and equipment are depreciated from 3-10 years, furniture and fixtures from 5-10 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. We follow the policy of capitalizing expenditures that materially increase the lives of the related assets and charge maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. From time to time, if there is an indication of possible impairment, we evaluate the carrying value of property, plant and equipment. We determine if there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, is determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, appraisals or preliminary offers from prospective buyers. In the 2005 and 2004, we recorded impairment charges of $2,322,000 and $18,000,000 respectively, on certain of our manufacturing sites. See Note 5.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition:  We recognize revenues from product sales when title and risk of ownership transfers to the customer and all required elements as described in SEC Staff Accounting Bulletin No. 104 have been addressed. We record revenues net of provisions for rebates, discounts and returns, which are established at the time of sale. We calculate allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, as a percent of sales based on our historical return percentages and taking into account additional available information on competitive products and contract changes. Where we do not have data sharing agreements, we use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers and in retail pharmacies. We have data sharing agreements with the three largest wholesalers in the US. Based upon this information, adjustments are made to the allowance accrual if deemed necessary. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. We review our current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

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

Our reserve for rebates, product returns and allowances is included in accrued liabilities and was $37,847,000 and $22,059,000 at December 31, 2005 and 2004, respectively.

We earn ribavirin royalties as a result of our sale of product rights and technologies to Schering-Plough and Roche. Ribavirin royalties are earned at the time the products subject to the royalty are sold by Schering-Plough and Roche. We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation:  In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans.

We adopted FAS 123R using the modified prospective basis effective January 1, 2006.

Prior to the adoption of FAS 123R on January 1, 2006, we followed APB 25 to account for employee stock options. Under APB 25, using the intrinsic value method of accounting, compensation expense is recognized over the vesting period of the option in the amount that the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant. Prior to January 1, 2006 we have also applied the disclosure provisions of FAS 123 which illustrate, on a pro forma basis, the effect on our reported earnings as if we recorded stock option expense based on the fair value of stock options.

In order to estimate the fair value of stock options under the provisions of FAS 123, we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions which can vary over time. Additional information about our stock option programs and the assumptions used in developing the pro forma amounts below are contained in Note 13.

See Note 2 for information associated with the restatement of our consolidated financial statements which resulted from an investigation into our stock-option granting practices. A Special Committee of our board of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors determined that there were differences between the historical market price of the Company’s stock at the dates that stock options were officially awarded and the stock option exercise prices. These differences resulted in substantial additional stock compensation expense as determined in accordance with APB 25 and related interpretations. Further, these differences impacted the calculation of the fair values of our stock options as determined under FAS 123, since fair value is determined based, in part, on both the market price of a stock at the date of grant and the grant exercise price. Our historical consolidated financial statements and the pro forma information below have been restated to reflect these differences.

The following pro forma net loss and earnings per share (or “EPS”) were determined as if we had accounted for employee stock options and stock issued under our employee stock plans under the fair value method prescribed by FAS 123.

The stock compensation expense presented below is displayed net of related tax benefits. Since we have recorded valuation allowances for U.S. tax benefits in 2005 and 2004, no tax benefits have been attributed to the additional compensation expense for those years. Tax benefits were offset against the additional compensation expense in 2003.

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)

Net loss as reported	$(188,142)	$(154,653)	$(57,527)
Stock compensation expense recorded at intrinsic value for stock option plans, net of tax benefits	3,331	3,150	1,386
Stock compensation expense determined under fair value based method for stock options, net of tax benefits	(19,642)	(15,068)	(8,898)

Pro forma net loss	$(204,453)	$(166,571)	$(65,039)

Net loss per share:
Basic and diluted — as reported	$(2.05)	$(1.84)	$(0.69)

Basic and diluted — pro forma	$(2.23)	$(1.99)	$(0.78)

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

2.	Restatement of Consolidated Financial Statements, Special Committee and Company Findings

In July 2006, we were contacted by the Securities and Exchange Commission, or SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for Viramidine® (taribavirin). In addition, on August 22, 2006, the SEC requested data regarding our stock option grants and exercises since January 1, 2000. The SEC has also requested information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others, in connection with the Ribapharm initial public offering. We commenced an internal review by our finance department of stock option grants from 1982 to July 2006. In September 2006, our board of directors appointed a special committee of the board composed solely of independent directors (the “Special Committee”) to conduct a review of our historic stock option practices and related accounting. The Special Committee, with the assistance of outside legal counsel, undertook a comprehensive review of the stock option grants to our officers, directors and employees from 1982 to July 2006 under our

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various stock option plans in effect during this period. The Special Committee has concluded its investigation and has reported its findings to our board of directors.

On October 20, 2006, our board of directors concluded that certain of our consolidated financial statements should be restated to record the additional non-cash stock-based compensation expense items and certain other items that had been incorrectly accounted for under accounting principles generally accepted in the United States, or GAAP.

Continuing the work done in September, the Special Committee analyzed in detail stock option grants awarded between November 1994 and July 2006 and analyzed supporting documentation for awards granted between 1982 and 1994. For the period between November 1994 and July 2006, the Special Committee’s analysis included an extensive review of paper and electronic documents supporting or related to our stock option grants, the accounting for those grants, compensation-related financial and securities disclosures and e-mail communications as well as interviews with numerous current and former employees and current and former members of our board of directors. While the Special Committee concluded that there were some errors as late as January 2006, the majority of errors in accounting for options pertain to those options granted prior to the change in our board of directors and management in mid-2002 (the “Change in Control”). None of the errors occurring in periods after the Change in Control related to options granted to the chief executive officer, chief financial officer or members of our board of directors.

The Special Committee made a determination, based on the available evidence, of measurement dates for each affected grant. If the grants were approved at a meeting of the compensation committee or the board of directors and there was no actual evidence of a change in the approved list of individual awards, the measurement date selected was the date of the compensation committee meeting. If there was actual evidence of a change in the list of individual awards and evidence of when the list became final, the measurement date selected was the date when the list became final. If there was actual evidence of a change in the list but evidence of when the list became final was not definitive, the measurement date was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement.

In total we are recording $31,114,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement to correct errors for awards granted from 1982 to July 2006. Of this, $28,651,000 relates to awards granted prior to the Change in Control and $2,463,000 to awards granted after the Change in Control. None of these changes affect our previously reported revenues, cash, or cash equivalents. As explained below, however, we are also reporting corrections for certain other items which do have an impact on our reported revenues and cash flow presentations.

Options Granted Prior to the Change in Control

The Special Committee found that the recorded grant dates for the majority of stock options awarded prior to the Change in Control differed from the actual grant dates for those transactions. In connection with that finding, the Special Committee concluded that, with respect to many broad-based grants of stock options prior to the Change in Control, prior management used a methodology of selecting a recorded grant date based on the lowest closing price during some time period (e.g., quarter, ten trading days) preceding the actual grant date. While the Special Committee did not reach a conclusion as to how prior management selected other recorded grant dates for broad-based or individual grants that did not use the lowest closing price methodology, there is some evidence that dates were selected based on the occurrence of an event or when the former chief executive officer, Milan Panic, agreed in principle to the grant. While these and similar practices resulted in the grant of “in-the-money” options, and the Special Committee identified evidence that two pre-Change in Control directors may have been aware of these backdating practices, it does not appear that prior management pre-Change in Control attempted to conceal that the stock option grants were discounted using the backdating methodology.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Between November 1994 and the June 2002 Change in Control, we made eight broad-based grants. All of the 908 individual awards of options to purchase 6.9 million shares comprising those grants had recorded grant dates that differed from the actual grant dates for those transactions and each resulted in additional compensation charges that are reflected in our restated financial statements. Of those eight broad-based grants, six appear to have been annual grants that used the lowest closing price methodology and two appear to have been event-related (in those instances, there are lower prices between the recorded grant date and actual grant date). These eight broad-based option grants accounted for $11,488,000 of the $31,114,000 in pre-tax compensation charges.

During this period, options to directors to purchase a total of 334,000 shares were also found to have recorded grant dates earlier than the dates when the board of directors acted to approve the grants. The grants were dated in accordance with the 1994 Stock Option Plan which provided expressly that the grants were to be dated as of November 11, 1994. The board of directors, however, did not approve that stock option plan until January 1995. Accordingly, we are taking additional non-cash compensation charges equal to the difference between the closing stock price on the date of approval and November 11, 1994. These option grants to directors accounted for $148,000 of the $31,114,000 in pre-tax compensation charges.

Also during this period, there were 114 other individual grants of options to purchase a total of 2.0 million shares approved by the compensation committee with stipulated grant dates earlier than the dates the compensation committee acted to approve these awards. The Special Committee could not determine whether the date of those grants were based on an event or when the former chief executive officer, Milan Panic, agreed in principle to the award. These individual option grants accounted for $4,538,000 of the $31,114,000 in additional compensation charges.

The restatement also includes a pre-tax charge of $997,000 related to a stock option grant to a former chief financial officer, who left in 2002. This grant of options to purchase 100,000 shares was granted to him with a recorded grant date a few days before he joined us in May 1998. The Special Committee concluded that this award of options was effectively amended in December 1998 to lower its exercise price. There is evidence which suggests that certain members of former management knew or should have known that this transaction, and one other transaction (resulting in a pre-tax charge of $450,000), had accounting, tax, and disclosure consequences and that they failed to take appropriate action. These options have been accounted for as variable awards in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44) in the restated financial statements. Variable accounting ceased in 2002 when these options were surrendered.

We are also recording $1,375,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for awards granted between 1982 and 1994.

In total 1,038 individual awards of options to purchase a total of 9.2 million shares granted before the Change in Control were found to have been granted “in-the-money,” representing 71% of total awards granted in the period November 1994 through June 11, 2002. This included 87 awards of options to purchase 4.5 million shares awarded to ten executive officers, including the former chief executive officer, Milan Panic. These “in-the-money” awards to executive officers accounted for $10,507,000, 34% of the total pre-tax accounting charge of additional stock-based compensation expense in the restatement.

Cash Surrender of Options at Change in Control in 2002

The election of certain persons as directors at the annual meeting of our stockholders on May 29, 2002 caused a Change in Control under our stock option plans. Our 1998 Stock Option Plan (the “1998 Plan”) provided that all outstanding options vested immediately upon the Change in Control and that an option holder had 60 days following the Change in Control to surrender his or her non-incentive stock options for a cash payment equal to the excess of the highest closing price of the stock during the 90 days preceding the Change in Control, which was $32.50 per share, or the closing price on the day preceding the date of surrender, whichever was higher, over the exercise price for the surrendered options.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2002, we recorded a pre-tax charge of $61,400,000 related to our cash payment obligation under the 1998 Plan. The findings of the Special Committee relating to “in-the-money” options that were affected by the Change in Control require that we recognize remaining grant date intrinsic value resulting from the acceleration of vesting for a number of these options and the value for which certain options could have been surrendered for cash under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FIN 44. As a result, an additional compensation charge of $10,105,000 has been recorded in fiscal year 2002.

Options Granted After the Change in Control

The Special Committee also found that, due to flaws in the processes relied on to make our annual broad-based grants after the Change in Control, we did not correctly apply the requirements of APB 25 through December 2005. These option accounting errors, however, differ significantly from those made prior to the Change in Control. Unlike the broad-based grants made prior to the Change in Control, for which the recorded grant dates were selected from a period prior to the approval dates, the broad-based grants after the Change in Control were approved at either regularly scheduled meetings of the compensation committee or at meetings of the board of directors, and the exercise price for each of these grants was the closing price on the date of such meetings.

The stock option accounting errors after the Change in Control resulted from allocation adjustments to the list of grants to individual non-executives after the compensation committee or the board of directors had approved the allocation of an aggregate number of shares to be available to non-executive employees. In no event did the adjustments result in shares being granted in excess of the aggregate number of shares approved by the compensation committee or the board of directors. Further, none of those adjustments related to the chief executive officer, chief financial officer, or any member of the board of directors. The Special Committee concluded that there was no evidence that management operating since the Change in Control was aware that the processes used to grant and account for broad-based grants were flawed or that the process employed was for the purpose of granting in-the-money stock options. In reaching this conclusion, the Special Committee took note that process had been consistently employed even for the November 2005 grants in which the process resulted in stock option grants at higher exercise prices than the closing price of our common stock on the date of finalization of the allocation list for non-executives. The Special Committee also concluded that there was no evidence that current management was aware of any financial statement impact, tax consequences or disclosure implications of its flawed processes.

Between May 2003 and November 2005, we made four broad-based grants (May 2003, November 2003, November 2004 and November 2005). The May 2003 grants were made to non-executive employees. The November 2003, 2004 and 2005 grants were made to a broad base of employees, including senior executives (the “November Grants”). With respect to each of the November Grants, the granting authority (either the compensation committee or the board of directors) made specific grants to specific members of executive management, including, among others, the chief executive officer, the chief operating officer, and the chief financial officer. Additionally, the broad-based grants made after the Change in Control were approved either at regularly scheduled meetings of the compensation committee or at meetings of the board of directors. The stock option accounting errors that affected 164 individual grants of options to purchase 1.5 million shares resulted from slight adjustments to the rank-and-file grant lists after the relevant compensation committee or board meetings. In no event did the adjustments result in shares being granted in excess of the number of options approved by the compensation committee or the board of directors. As a result of its work, the Special Committee made a determination of new measurement dates for each affected grant. With respect to three of the four broad-based grants (May 2003, November 2003 and November 2005), the measurement date selected was the date on which the rank-and-file list became final. With respect to the remaining broad-based grant (November 2004), there was actual evidence of a change in the rank-and-file list but inconclusive evidence when the list became final. The measurement date for that grant was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement. A total of 14 other individual awards (0.1 million shares) made to rank-and-file employees since the change of control were also found to contain administrative stock option accounting errors.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To correct these errors, we are recording $2,463,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for the period July 1, 2002 through December 31, 2005. These non-cash charges have no impact on previously reported revenues, cash or cash equivalents. As explained below, however, we are also reporting corrections for certain other items which do have an impact on reported revenues and cash flow presentations.

New Hire Grant Practices

The Special Committee investigated our new hire stock option grant practices and concluded that the new hire grants were appropriately accounted for under the applicable accounting principles. Until January 2004, our practice was to set forth, in a prospective employee’s offer letter a specific number of options, specifying that the strike price would be equal to the closing price on the new employee’s first date of employment pending approval of the compensation committee. Beginning in January 2004, the offer letters set the strike price equal to the closing price of our stock on the later of compensation committee approval or the employee’s start date.

With respect to our new hire grant practices prior to January 2004, the Special Committee reviewed each offer letter and related grant during the period June 2002 to January 2004 and a sample of offer letters and related grants prior to June 2002. The Special Committee also questioned relevant individuals about the option-related new hire practices and procedures. This intensive review confirmed that in each instance reviewed, the number of options approved was equal to the number of options set forth in the applicable offer letter, and that no material terms of the options were changed by the compensation committee in its approval process. Accordingly, the Special Committee concluded that, with respect to new hire grants prior to January 2004, compensation committee approval was a mere formality and that there had been finality with respect to the new hire grants upon the first day of employment, which had been used as the measurement date. Based upon the investigation, the Special Committee concluded that new hire grants were accounted for appropriately.

Income Tax Effects

Cumulative tax benefits of $8,852,000 have been recorded in this restatement. Incremental, stock-based, pre-tax compensation charges resulted in tax benefits of $7,920,000. These tax benefits through 2000 were $1,940,000, recorded as an increase in the deferred tax assets with a corresponding increase in retained earnings. For 2001 through 2003, deferred tax assets increased by $5,980,000 and income tax expense decreased by the same amount. In 2004, the deferred tax asset was fully reserved with a valuation allowance.

As a result of the review of our stock option granting practices, management determined that the limitation of tax benefits for executive compensation imposed by Section 162(m) of the Internal Revenue Code (the “IRC”) was not considered in the income tax returns or financial statements prior to the Change in Control. The amount of this limitation has been impacted by the determination that many of the stock options were granted at prices below fair market value on the date of grant. As a result of correctly applying the Section 162(m) limitations, retained earnings have been decreased by $1,896,000 as of December 31, 2000 and income tax expense has been increased by $702,000, $518,000 and $748,000 in 2001, 2002 and 2003, respectively. Adjustments of ($205,000) and $122,000 for 2004 and 2005 respectively, did not affect tax expense due to the valuation allowance. Also, the cumulative impact on income tax of $3,864,000 was reversed in 2004. This occurred because the valuation allowance for the deferred tax assets decreased with the Section 162(m) reductions to the net operating loss.

As a result of our determination that the exercise prices of certain option grants were below the closing price of our common stock on the actual grant date, we evaluated whether the affected employees would have any adverse tax consequences under Section 409A of the IRC. It was determined that certain of these options were unvested as of December 31, 2004, and may be subject to Section 409A unless further action is taken. None of these options belong to persons who, as of the date of grant, were subject to the disclosure requirements of Section 16(a) of the Securities Exchange Act of 1934. Therefore, transition relief is available with respect to these options through December 31, 2007. Additional guidance may be available before that time that will allow us to determine whether Section 409A

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will apply to the circumstances under which these options were granted. Depending upon the determination about the correct treatment of these options for Section 409A purposes, the recipients of these options may make an election to exercise the options in a way that excludes them from Section 409A treatment. This election is available through December 31, 2007.

Summary and Other Items

In addition, we have restated the aforementioned financial statements to correct certain accounting errors which were previously identified but not considered to be material through December 31, 2005. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments. The income tax adjustments include reducing the charge taken to increase the valuation allowance in 2004 by $11,566,000 as a result of recording less U.S. deferred tax assets in prior periods, which had originated from administrative errors in the preparation of tax returns in earlier periods and were immaterial to each of those prior periods. The cumulative effect of these errors on retained earnings as of December 31, 2005 was $4,714,000. The impact of these other corrections and of the non-cash charges for stock-based compensation that have resulted from the review of the Special Committee are summarized in the table below:

					Total
					Additional
	Year Ended December 31,				Expense
	2005	2004	2003	Prior Periods	(Income)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$11,488	$11,488
Option grants to directors with improper measurement dates	—	—	—	148	148
Other option grants with improper measurement dates	—	—	—	4,538	4,538
Repriced option grant	—	—	—	997	997
Improper measurement dates for option grants 1982-1994	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	10,105	10,105

Sub-total pre-Change in Control	—	—	—	28,651	28,651

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	1,171	1,085	172	—	2,428
Other stock option matters after June 2002	22	(7)	20	—	35

Sub total post-Change in Control	1,193	1,078	192	—	2,463

Total impact of additional stock compensation on operating income	1,193	1,078	192	28,651	31,114
Other items corrected in connection with restatement	(2,273)	(1,265)	(90)	7,766	4,138
Tax effects of above and other tax items	963	(14,957)	1,785	3,357	(8,852)

Net income decrease (increase) resulting from all restatement items	$(117)	$(15,144)	$1,887	$39,774	$26,400

The cumulative effect for errors in 2002 and prior years of $39,774,000 was recorded as a reduction of 2002 beginning retained earnings. The pre-tax effect of the correction for stock-based compensation was $157,000,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$206,000, $792,000, $2,503,000, $2,690,000, $3,492,000, $4,492,000, and $12,944,000 for 1995, 1996, 1997, 1998, 1999, 2000, 2001, and 2002, respectively. The cumulative pre-tax effect of the correction for stock-based compensation between 1982 and 1994 was $1,375,000.

Our 3% and 4% Notes and 7% Senior Notes include certain covenants. The Bank of New York, the trustee for the holders of our 3% Convertible Notes and 4% Convertible Notes due 2010, asserted that a default occurred under our indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006. We are permitted sixty days from receipt of notice of default to cure this asserted default. We expect to cure within the sixty-day period. As a result, we have classified the 3% and 4% Notes and 7% Senior Notes as non-current in the consolidated balance sheets as of December 31, 2005. Below is a summary of the specific income statement accounts as reported and as affected by the restatement for each of the three years in the period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenues
As previously reported	$822,681	$682,520	$685,953
Adjustment	1,205	1,731	127

As restated	$823,886	$684,251	$686,080

Cost of goods sold
As previously reported	$223,226	$200,313	$184,669
Adjustment	(868)	230	35

As restated	$222,358	$200,543	$184,704

Selling expenses
As previously reported	$232,176	$196,567	$166,707
Adjustment	140	75	33

As restated	$232,316	$196,642	$166,740

Research and development costs
As previously reported	$113,755	$92,496	$45,286
Adjustment	345	362	58

As restated	$114,100	$92,858	$45,344

General and administrative expenses
As previously reported	$107,744	$98,566	$111,532
Adjustment	508	877	103

As restated	$108,252	$99,443	$111,635

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Income (loss) from operations, before interest, taxes and other items
As previously reported	$(97,904)	$4,161	$21,573
Adjustment	1,081	187	(103)

As restated	$(96,823)	$4,348	$21,470

Income (loss) from continuing operations before income taxes income taxes and minority interest
As previously reported	$(131,419)	$(52,423)	$(13,760)
Adjustment	1,081	187	(103)

As restated	$(130,338)	$(52,236)	$(13,863)

Provision for income taxes
As previously reported	$54,187	$83,597	$39,463
Adjustment	964	(14,957)	1,785

As restated	$55,151	$68,640	$41,248

Income (loss) from continuing operations
As previously reported	$(185,893)	$(136,253)	$(64,986)
Adjustment	117	15,144	(1,887)

As restated	$(185,776)	$(121,109)	$(66,873)

Income (loss) from discontinued operations
As previously reported	$(2,366)	$(33,544)	$9,346
Adjustment	—	—	—

As restated	$(2,366)	$(33,544)	$9,346

Net income (loss)
As previously reported	$(188,259)	$(169,797)	$(55,640)
Adjustment	117	15,144	(1,887)

As restated	$(188,142)	$(154,653)	$(57,527)

Below is a summary of the specific earnings per share information as reported and as affected by the restatement for each of the three years in the period ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003

Basic and diluted earnings per share from continuing operations
— as previously reported	$(2.03)	$(1.62)	$(0.78)
— adjustments	$0.00	$0.18	$(0.02)
— as restated	$(2.03)	$(1.44)	$(0.80)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific balance sheet accounts as reported and as affected by the restatement as of December 31, 2005 and December 31, 2005:

	As of December 31,
	2005	2004
	(In thousands)

Other current assets (deferred taxes)
As previously reported	$36,652	$25,049
Adjustment	3,702	—

As restated	$40,354	$25,049

Deferred tax assets, Net
As previously reported	$45,904	$—
Adjustment	(20,562)	0

As restated	$25,342	$0

Other assets
As previously reported	$43,176	$41,280
Adjustment	—	(1,120)

As restated	$43,176	$40,160

Accrued liabilities (reserve for product returns)
As previously reported	$136,701	$122,297
Adjustment	4,138	5,291

As restated	$140,839	$127,588

Income taxes — current
As previously reported	$42,452	$20,266
Adjustment	4,872	206

As restated	$47,324	$20,472

Deferred taxes and other liabilities
As previously reported	$45,142	$28,252
Adjustment	(20,562)	—

As restated	$24,580	$28,252

Additional capital
As previously reported	$1,203,814	$1,004,875
Adjustment	21,093	19,901

As restated	$1,224,907	$1,024,776

Accumulated deficit
As previously reported	$(743,950)	$(534,205)
Adjustment	(26,400)	(26,517)

As restated	$(770,350)	$(560,722)

Stockholders’ equity
As previously reported	$439,251	$476,223
Adjustment	(5,307)	(6,617)

As restated	$433,944	$469,606

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on cash flow from operating activities as set forth in our Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004, and 2003 (in thousands), presenting the impact of the restatement is as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	As		As	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cash flows from operating activities:
Net (Loss)	$(188,259)	$117	$(188,142)	$(169,797)	$15,144	$(154,653)	$(55,640)	$(1,887)	$(57,527)
Losses (income ) from discontinued operations	2,366	—	2,366	33,544	—	33,544	(9,346)	—	(9,346)

Income (loss) from continuing operations	(185,893)	117	(185,776)	(136,253)	15,144	(121,109)	(64,986)	(1,887)	(66,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97,351	—	97,351	87,138	—	87,138	64,807	—	64,807
Provision for losses on accounts receivable and inventories	10,744	—	10,744	6,371	—	6,371	6,856	—	6,856
Translation and exchange (gains) losses, net	6,358	—	6,358	(141)	—	(141)	(4,727)	—	(4,727)
Stock compensation and other non-cash items	1,688	1,192	2,880	3,416	1,078	4,494	5,360	192	5,552
Property, plant and equipment impairment charges	3,132	—	3,132	18,000	—	18,000	—	—	—
Write-off of acquired in-process R&D	173,599	—	173,599	11,770	—	11,770	117,609	—	117,609
Deferred income taxes	(30,502)	(3,702)	(34,204)	40,035	(15,163)	24,872	13,695	1,785	15,480
Minority interest	287	—	287	233	—	233	11,763	—	11,763
Loss on extinguishment of debt	—	—	—	19,892	—	19,892	12,803	—	12,803
Change in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(14,774)	—	(14,774)	(3,303)	—	(3,303)	60,167	—	60,167
Inventories	(30,141)	—	(30,141)	(16,293)	—	(16,293)	44	—	44
Prepaid expenses and other assets	(2,425)	(1,120)	(3,545)	1,294	—	1,294	(7,451)	—	(7,451)
Trade payables and accrued liabilities	8,991	(1,153)	7,838	5,307	(1,265)	4,042	(53,985)	(90)	(54,075)
Income taxes payable	22,893	4,666	27,559	4,256	206	4,462	28,701	—	28,701
Other liabilities	3,807	—	3,807	(5,704)	—	(5,704)	(15,051)	—	(15,051)

Cash flow from operating activities in continuing operations	65,115	—	65,115	36,018	—	36,018	175,605	—	175,605
Cash flow from operating activities in discontinued operations	(657)	—	(657)	(18,100)	—	(18,100)	13,543	—	13,543

Net cash provided by operating activities	$64,458	$—	$64,458	$17,918	$—	$17,918	$189,148	$—	$189,148

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the adjustment to retained earnings due to the additional stock-based compensation expense (in thousands):

			Stock Compensation
			Recorded Under APB 25,
			as Restated in Periods
Year	As Reported	Adjustment	Prior to December 31, 2002

2002	$70,406	$12,944	$83,350
2001	1,682	4,492	6,174
2000	1,720	3,492	5,212
1999	2,043	2,690	4,733
1998	5,307	2,503	7,810
1997	—	792	792
1996	—	206	206
1995	—	157	157
1982-1994	1,091	1,375	2,466

Total	$82,249	$28,651	$110,900
Stock compensation under APB 25 previously reported			(82,249)

Cumulative adjustment for stock compensation before tax benefit			28,651

Cumulative income tax impact			(6,199)

Adjustment to opening retained earnings			$22,452

3.	Acquisitions

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

Xcel Pharmaceuticals, Inc.:  On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 in cash, plus expenses of $5,435,000. Under the terms of the purchase agreement, we paid an additional $7,470,000 as a post-closing working capital adjustment. The Xcel acquisition expanded our existing neurology product portfolio with four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Xcel’s products and sales organization had synergies with our then existing neurology products and added retigabine to our pipeline of product candidates. These factors contributed to the recognition of goodwill in the purchase price. Approximately $44 million of the cash consideration was used to retire Xcel’s outstanding long-term debt.

In connection with the Xcel acquisition, we completed an offering of 8,280,000 shares of our common stock in February 2005. We received net proceeds, after underwriting discounts and commissions, of $189,030,000 which

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents the combined results of operations of the Company, Xcel and Infergen as if the acquisitions had occurred as of the beginning of the periods presented (in thousands except per share information). The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. (In thousands, except per share information):

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)

Net revenue	$871,868	$770,967
Loss from continuing operations	(226,956)	(311,108)
Net loss	(229,322)	(344,652)
Basic and diluted loss per share:
Loss from continuing operations	$(2.47)	$(3.38)
Net loss	$(2.49)	$(3.74)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the purchase price allocation for the Ribapharm Acquisition are as follows (in thousands):

Purchase price:
Cash paid at closing	$186,879
Fair value of the Company’s options issued	10,415
Transaction costs	10,364

$207,658

Allocation:
In-process research and development	$117,609
Intangible product rights — Ribavirin license agreements	67,376
Unearned compensation	2,700
Goodwill	13,065
Minority interest	33,859
Deferred tax liability	(26,951)

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

The following unaudited pro forma financial information presents the combined results of the Company and Ribapharm as if the acquisition had occurred at the beginning of 2003 (in thousands, except per share information):

Year Ended
December 31,
2003
(Restated)
(Unaudited)

Net revenue	$686,080
Loss from continuing operations	(64,904)
Net loss	(55,558)
Basic net loss per share:
Loss from continuing operations	$(0.78)
Net loss	$(0.66)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summarized selected financial information for discontinued operations including assets held for sale for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Revenue	$9,041	$17,474	$117,467

Income (loss) before income taxes	$(3,889)	$(28,994)	$4,367
Income tax provision	—	—	(1,603)

Income (loss) from discontinued operations, net	(3,889)	(28,994)	2,764

Income (loss) on disposal of discontinued operations	1,523	(4,550)	10,474
Income tax provision	—	—	(3,892)

Income (loss) on disposal of discontinued operations, net	1,523	(4,550)	6,582

Income (loss) from discontinued operations	$(2,366)	$(33,544)	$9,346

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Manufacturing Restructuring

During 2003, we approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, and dispose of or close ten of our manufacturing sites (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan includes a refocus of our international operations to improve profitability and achieve greater operating efficiencies. We have made significant progress towards disposing of certain manufacturing sites and to date have sold eight sites. We reassessed our reserves for impairment in the second quarter of 2004 because we accelerated our plan of disposing of the sites. The impairment analysis resulted in impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded an impairment charge of $18,000,000 for the year ended December 31, 2004. In addition to the impairment charge, we recorded $1,344,000 in restructuring and impairment charges related to severance for the year ended December 31, 2004.

In 2005 we modified the Manufacturing Restructuring Plan to include the disposition of the manufacturing site in China and recorded an impairment reserve of $2,322,000 for this facility. Also, in 2005 we sold a plant in the United States, two plants in Argentina and one plant in Mexico and recorded a net gain of $1,816,000 on these sales.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Supplemental Cash Flow Disclosures

The following table sets forth the amounts of interest and income taxes paid during 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Interest paid	$38,094	$54,892	$36,396

Income taxes paid	$63,224	$31,841	$34,011

7.	Concentrations of Credit Risk

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

8.	Income Taxes

The components of income (loss) from continuing operations before income taxes and minority interest for each of the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003
	(As restated)	(As restated)	(As restated)

Domestic	$(243,884)	$(143,124)	$(102,328)
Foreign	113,546	90,888	88,465

	$(130,338)	$(52,236)	$(13,863)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision for each of the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003
	(As restated)	(As restated)	(As restated)

Current:
Federal	$28,759	$(1,750)	$1,423
Effect of foreign earnings repatriation	4,526	—	—
State	1,377	24	1,858
Foreign	40,333	32,991	33,746

	74,995	31,265	37,027

Deferred:
Federal	257	30,366	11,071
State	—	(292)	(1,304)
Foreign	(20,101)	7,301	(5,546)

	(19,844)	37,375	4,221

	$55,151	$68,640	$41,248

The Company’s effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate due to the following:

	2005	2004	2003
		(Restated)	(Restated)

Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates	3%	(2)%	(5)%
Change in valuation allowance	(22)%	(182)%	(1)%
Net operating loss & examination adjustments	(20)%	—	7%
Ribapharm acquisition expenses	—	—	2%
State tax and other, net	(4)%	17%	1%
Effect of IPR&D, not deductible for tax	(34)%	—	(337)%

Effective rate	(42)%	(131)%	(298)%

Our effective tax rates for the years ended December 31, 2005 and 2004 were significantly affected by recording valuation allowances to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the U.S. net operating losses and research credits is dependent upon the Company generating sufficient taxable income in the United States prior to their expiration. At December 31, 2005, a valuation allowance of $135,817,000 had been recorded to offset the U.S. deferred tax assets. The U.S. valuation allowance was increased by $39,862,000 during 2005. Additionally, valuation allowances of $17,518,000 for foreign net operating losses had been recorded as of December 31, 2005. During 2005, the Internal Revenue Service completed an examination of our tax returns for the years 1997 through 2001 and proposed adjustments to the tax liabilities for those years plus associated interest and penalties. Although a formal protest has been filed in response to the proposed adjustments, we have recorded a related tax provision of $27,368,000. The provision consists of $62,317,000 for the estimated additional taxes, interest and penalties associated with the period 1997 to 2001 which is reduced by utilization of $34,949,000 of net operating losses and other carryforwards. While substantial net operating loss and other carryforwards are available

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to offset our U.S. tax liabilities, the additional tax provision results from annual utilization limitations on those carryforwards that would result if the Internal Revenue Service adjustments are upheld.

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

In 2004, pre-tax losses resulting from restructuring and impairment charges of $19,344,000 and a European work force reduction charge of $4,262,000 for which the Company recorded a minimal tax benefit of $1,451,000 (6%) also affected our effective tax rate. This minimal tax benefit reflected uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. However, as described above, some of these benefits were recorded during 2005 when additional evidence supporting the probability of realizing the benefits became available. Additionally, in 2004, the Company recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico relating to tax years 1998 and 1999.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 is approximately $287.5 million of accumulated earnings of foreign operations that would be subject to United States income or foreign withholdings taxes, if and when repatriated. Management, however, does not intend to repatriate these amounts. We intend to reinvest the remaining undistributed earnings in foreign operations for an indefinite period of time.

The primary components of the Company’s net deferred tax asset at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
	(Restated)	(Restated)

Deferred tax assets:
NOL and capital loss carryforwards	$114,576	$95,098
Inventory and other reserves	32,746	11,931
Tax credit carryforwards	7,841	12,966
Intangibles	25,085	—
Prepaid tax on intercompany transaction	15,589	—
Other	10,135	13,891
Valuation allowance	(148,100)	(107,225)

Total deferred tax asset	57,872	26,661

Deferred tax liabilities:
Fixed assets and other	(22,046)	(18,820)
Intangibles	(12,243)	(19,690)

Total deferred tax liability	(34,289)	(38,510)

Net deferred tax (liability) asset	$23,583	$(11,849)

In 2005 and 2004 the valuation allowance primarily relates to U.S. and foreign net operating losses.

At December 31, 2005, the Company had U.S. federal, state and foreign net operating losses of approximately $96,798,000, $130,387,000 and $233,773,000, respectively. In 2008, $19,289,000 of the Company’s U.S. federal net operating losses will expire. The remainder will begin to expire in 2024. The state net operating losses will begin to expire in 2013 and the foreign net operating losses will begin to expire in 2007. The Company also has U.S. federal and state credits of $6,146,000 and $1,694,000 that will begin to expire in 2022.

The tax benefits associated with the exercise of employee stock options in the amount of $307,000, zero and ($3,657,000) in 2005, 2004 and 2003 respectively, are recorded directly to additional capital. Tax benefits associated with the convertible note hedge were treated as permanent equity for book purposes (see note 10) of $3,757,000 and were also recorded directly to additional capital in 2005. As of December 31, 2005, approximately $462,000 of the valuation allowance related to the tax benefits of 2004 stock option deductions and $4,247,000 related to the 2004 tax benefits of the convertible note hedge are included in the Company’s net operating losses. At such time as the valuation allowance is released, the benefit will be credited to additional paid in capital. Additionally, approximately $16.8 million of deferred tax assets were included in our acquisition of Xcel with a full valuation allowance. Future releases of the valuation allowance related to these assets will be credited to goodwill.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Income:
Numerator for basic and dilutive earnings per share
Loss from continuing operations	$(185,776)	$(121,109)	$(66,873)

Income (loss) from discontinued operations	$(2,366)	$(33,544)	$9,346

Net loss	$(188,142)	$(154,653)	$(57,527)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	91,696	83,887	83,602
Employee stock options	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	91,696	83,887	83,602

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(2.03)	$(1.44)	$(0.80)
Discontinued operations, net of taxes	(0.02)	(0.40)	0.11
Basic and diluted net loss per share	$(2.05)	$(1.84)	$(0.69)

The $240,000,000 3.0% Convertible Subordinated Notes due 2010 and the $240,000,000 4.0% Convertible Subordinated Notes due 2013, discussed in Note 11, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. The accounting for convertible debt with such settlement features is addressed in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the notes’ conversion obligations consistent with Instrument C of EITF 90-19. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004

Accounts receivable, net:
Trade accounts receivable	$153,497	$142,925
Royalties receivable	27,306	17,329
Other receivables	12,669	17,620

	193,472	177,874
Allowance for doubtful accounts	(5,485)	(6,014)

	$187,987	$171,860

Inventories, net:
Raw materials and supplies	$34,931	$42,568
Work-in-process	28,726	24,002
Finished goods	85,152	59,612

	148,809	126,182
Allowance for inventory obsolescence	(12,775)	(13,932)

	$136,034	$112,250

Property, plant and equipment, net:
Land	$14,030	$14,492
Buildings	146,637	177,254
Machinery and equipment	166,573	170,503
Furniture and fixtures	30,344	30,860
Leasehold improvements	6,715	6,521

	364,299	399,630
Accumulated depreciation and amortization	(171,487)	(183,140)
Construction in progress	37,314	16,768

	$230,126	$233,258

At December 31, 2005 and 2004, construction in progress primarily includes costs incurred in plant expansion projects and costs associated with the installation of an enterprise resource planning information system.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004
	(Restated)	(Restated)
	(In thousands)

Accrued liabilities:
Payroll and related items	$46,127	$37,660
Accrued returns, rebates and allowances	37,847	22,059
Legal and professional fees	10,114	11,865
Accrued research and development costs	14,028	11,850
Dividends payable	81	6,509
Environmental accrual	2,333	5,031
Interest	4,864	5,029
Other	25,445	27,585

	$140,839	$127,588

Goodwill and intangible assets:  As of December 31, 2005 and 2004, goodwill and intangible assets were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$763,653	$(257,380)	$595,699	$(206,367)
License agreements	67,376	(37,330)	67,376	(24,431)
Goodwill	79,486	—	20,499	—

Total intangible assets	$910,515	$(294,710)	$683,574	$(230,798)

The increase in goodwill in 2005 is attributable to the Xcel and Infergen acquisitions.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $68,832,000, $59,303,000 and $38,577,000, respectively, of which $61,415,000, $41,783,000, and $31,666,000, respectively, was related to the amortization of acquired product rights. Estimated amortization expenses for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 are $70,725,000, $69,512,000, $62,770,000, $56,064,000, and $54,281,000, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

As of December 31, 2005 and 2004, long-term debt consists of the following (in thousands):

	2005	2004

3% Convertible Subordinated Notes due 2010	$240,000	$240,000
4% Convertible Subordinated Notes due 2013	240,000	240,000
7% Senior Notes due 2011	295,692	298,833
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5%; interest and principal payable semi-annually through 2030	12,260	14,477
Notes payable due 2005	—	686
Other	982	72

	788,934	794,068
Less: current portion	(495)	(929)

Total long-term debt	$788,439	$793,139

On May 14 and July 21, 2004, we repurchased $326,000,000 aggregate principal amount of our then outstanding 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $19,892,000 for the year ended December 31, 2004.

In December 2003, we issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”). Interest on the 7% Senior Notes is payable semi-annually on June 15 and December 15 of each year. We may, at our option, redeem some or all of the 7.0% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. In addition, on or prior to December 15, 2006, we may, at our option, redeem up to 35% of the 7.0% Senior Notes with the proceeds of certain sales of our equity at a redemption price equal to 107.0% of the principal amount provided that at least 65% of the aggregate principal amount of the notes issued remains outstanding after the redemption. The 7.0% Senior Notes are senior unsecured obligations. They rank senior in right of payment to any of our existing and future subordinated indebtedness. The indenture governing the 7.0% Senior Notes includes certain covenants which may restrict the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets or the ability to consolidate or merge with another entity, subject to qualifications and exceptions. In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 in principal amount of the Senior Notes. See Note 12 for a description of the interest rate swap arrangement.

In November 2003, we issued $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 (the “3.0% Notes”) and $240,000,000 aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. We have the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into our common stock at a conversion rate of 31.6336 shares per each $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy the conversion obligations by delivery, at our option in shares of our common stock, in cash or in a combination thereof. It is our intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations of the Company, ranking in right of payment behind our senior debt, including the 7.0% Senior Notes. In connection with the above note offerings, we used a portion of the proceeds to retire $139,589,000 aggregate principal amount of our then outstanding 6 1/2% Notes, resulting in a loss on early extinguishment of debt of $12,803,000 for the year ended December 31, 2003.

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

The Company has mortgages totaling $12,260,000 payable in Swiss francs collateralized by certain real property of the Company.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2006	$495
2007	251
2008	243
2009	243
2010	240,243
Thereafter	547,459

Total	$788,934

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

Interest Rate Swap Agreement:  In January 2004, we entered into an interest rate swap agreement with respect to the $150,000,000 principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of initially lowering our effective interest rate by exchanging fixed rate payments for floating rate payments. The agreement provides that we will exchange our 7.0% fixed-rate payment obligation for variable-rate payments of six-month LIBOR plus 2.409% (7.184% as of December 31, 2005). The Interest Rate Swap is designated as a fair value hedge and is deemed perfectly effective. At December 31, 2005, the fair value of the Interest Rate Swap was ($4,307,891) and this amount has been offset against long-term debt as a fair value adjustment. In support of the Company’s obligation under the Interest Rate Swap, the Company is required to maintain a minimum level of cash and investment collateral depending on the fair market value of the Interest Rate Swap. As of December 31, 2005, $9,400,000 is recorded on the balance sheet in other assets related to collateral on the Interest Rate Swap.

Foreign Currency Hedge Transactions:  In March and June 2004, the Company entered into a series of forward contracts to reduce its exposure to variability in the Euro compared to the U.S. Dollar (the “Hedges”). The

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May and November 2005 we entered forward contracts to reduce our exposure to the Polish Zloty through our net investment in our Polish subsidiary. At December 31 2005, the notional amount of these contracts was $45,000,000. This Hedge has been determined to be fully effective in reducing the risk of currency rate fluctuations with the Zloty. We have recorded losses of $2,043,000 related to this hedge agreement as accumulated translation losses at December 31, 2005.

13.	Common Stock

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan during the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2002	5,550	$19.81
Granted	5,691	15.62
Assumed in mergers with subsidiaries (Note 3)	2,234	18.63
Exercised	(145)	11.89
Canceled	(1,029)	30.12

Shares under option, December 31, 2003	12,301	16.89
Granted	2,668	23.39
Exercised	(838)	12.66
Canceled	(795)	25.86

Shares under option, December 31, 2004	13,336	17.93
Granted	2,192	18.16
Exercised	(160)	20.10
Canceled	(736)	22.28

Shares under option, December 31, 2005	14,632	$17.80

Exercisable at December 31, 2003	3,770	$23.38

Exercisable at December 31, 2004	4,799	$19.56

Exercisable at December 31, 2005	7,197	$17.82

Options available for grant at December 31, 2003	4,084

Options available for grant at December 31, 2004	2,211

Options available for grant at December 31, 2005	513

The schedule below reflects the number of outstanding and exercisable options as of December 31, 2005 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (years)

$ 8.10 to $13.08	4,909	$10.33	3,103	$10.03	6.96
$13.67 to $18.55	5,176	$17.88	1,658	$17.90	8.56
$ 18.70 to 46.25	4,547	$25.77	2,436	$27.70	7.31

	14,632		7,197

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 Assumptions and Fair Value:  The fair value of options granted in 2005, 2004 and 2003 reported in Note 1 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Weighted-average life (years)	4.1	4.2	4.2
Volatility	41%	63%	56%
Expected dividend per share	$0.31	$0.31	$0.31
Risk-free interest rate	4.33%	3.71%	2.90%
Weighted-average fair value of options (restated)	$5.87	$11.52	$7.56

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

Other:  During 2005, 2004 and 2003, pursuant to our approved director compensation plan, the Company granted its non-employee directors 147,465, 51,476 and 69,653 shares of phantom stock, respectively. Additionally, in 2005 the Company granted certain officers of the company 90,000 shares of phantom stock. The phantom stock issued had a fair value of $2,752,000, $971,000 and $840,000, in the years ended December 31, 2005, 2004, and 2003, respectively. Each share of phantom stock granted to non-employee directors vests over one year, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. Each share of phantom stock granted to certain officers of the company vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock upon vesting. During 2005, 2004 and 2003, the Company recorded non-cash charges related to the vesting of phantom stock of $1,097,000, $899,000 and $515,000 respectively. As of December 31, 2005, there were 242,442 shares of phantom stock outstanding.

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

A summary of stock compensation expense for our stock option and restricted stock option follows:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Employee stock options	$1,192	$1,078	$193
Phantom and restricted stock units	2,139	2,072	1,940

Total stock-based compensation expense	$3,331	$3,150	$2,133

Stock compensation expense was charged to the following accounts:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Cost of goods sold	$252	$230	$35
Selling expenses	140	75	33
General and administrative expenses	2,031	1,926	1,947
Research and development costs	908	919	118

Total stock compensation expense	$3,331	$3,150	$2,133

14.	Commitments and Contingencies

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Serbia & Montenegro:  In March 1999, arbitration was initiated in the following matters before the International Chamber of Commerce International Court of Arbitration: (a) State Health Fund of Serbia v. ICN Pharmaceuticals, Inc., Case No. 10 373/ AMW/ BDW/ SPB/ JNK, and (b) ICN Pharmaceuticals, Inc. v. Federal Republic of Yugoslavia and Republic of Serbia, Case No. 10 439/ BWD/ SPB/ JNK. At issue in these matters were the parties’ respective rights and obligations with respect to ICN Yugoslavia, a joint venture formed by the parties’ predecessors-in-interest in 1990. In these proceedings, we asserted claims against the Federal Republic of Yugoslavia (“FRY”) and the Republic of Serbia, and counterclaims against the State Health Fund of Serbia (“Health Fund”) for, inter alia, unlawful seizure of our majority interest in the joint venture and failure to pay obligations to the joint venture in excess of $176,000,000. We sought damages in excess of $277,000,000. The Health Fund asserted claims against us for breach of the joint venture agreement based on our alleged failure to make our required capital contributions, and our alleged mismanagement of the joint venture. The Health Fund sought damages in excess of $270,000,000. Early in the proceedings the arbitral tribunal dismissed the FRY from these proceedings for lack of jurisdiction. In November 2004 the arbitral tribunal issued a final award in the case. The tribunal ruled that we had complied with our capital contribution obligations, that the Health Fund and Republic of Serbia had committed a de facto expropriation of our interest in the joint venture, and that we were entitled to a return of our capital contributions, including rights to certain pharmaceutical compounds and $50,000,000 in cash. The tribunal dismissed the remaining claims by us and by the Health Fund for lack of jurisdiction. We have entered into a Mutual Settlement and Release Agreement with the Republic of Serbia, the Health Fund and Galenika, resolving all outstanding issues, including issues set aside in the arbitration order for lack of jurisdiction. Subsequent to year end this matter was settled. (See Note 17 “Subsequent Events”.)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Eli Lilly, the former holder of the right granted by the FDA to market and sell Permax in the United States, though such right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between us and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, and defense costs associated with these claims. This case is in a preliminary stage and it is difficult to assess whether we will have any liability and, if such liability exists, what the extent of the liability would be. Product liability insurance exists with respect to this claim. There can be no assurance that the insurance will be sufficient to cover this claim and there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on our consolidated financial position, results of operation or liquidity.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	Business Segments

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

The following tables set forth the amounts of segment revenues, operating income and non-cash charges of the Company for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$232,342	$144,530	$99,201
Latin America	173,233	151,726	136,008
Europe	260,372	253,748	232,031
Asia, Africa, Australia	66,293	57,820	51,358

Total specialty pharmaceuticals	732,240	607,824	518,598
Ribavirin royalties	91,646	76,427	167,482

Consolidated revenues	$823,886	$684,251	$686,080

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Operating Income (Loss)
Specialty pharmaceuticals
North America	$69,287	$46,169	$30,099
Latin America	61,916	46,124	42,671
Europe	35,389	31,347	24,425
Asia, Africa, Australia	4,472	3,103	3,570

	171,064	126,743	100,765
Restructuring charges(1)	(1,253)	(19,344)	—

Total specialty pharmaceuticals	169,811	107,399	100,765
Research and development division	(39,071)	(38,860)	95,151
IPR&D(1)	(173,599)	(11,770)	(117,609)

Consolidated segment operating income	(42,859)	56,769	78,307
Corporate expenses	(53,964)	(52,421)	(56,837)
Interest income	13,169	12,432	8,888
Interest expense	(40,326)	(49,265)	(36,145)
Other, (exchange, loss on refinancing etc.)	(6,358)	(19,751)	(8,076)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(130,338)	$(52,236)	$(13,863)

Depreciation and Amortization
Specialty pharmaceuticals
North America	$39,029	$21,878	$15,887
Latin America	8,207	8,604	7,426
Europe	22,833	26,229	22,860
Asia, Africa, Australia	7,363	5,793	4,551

Total specialty pharmaceuticals	77,432	62,504	50,724
Corporate	3,238	3,176	3,647
Research and development division	16,681	21,458	10,436

	$97,351	$87,138	$64,807

(1)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. Stock and stock option compensation is considered a corporate cost since the amount of such charges depends on corporate-wide performance rather than the operating performance of any single segment. For the year ended December 31, 2004, restructuring charges of $17,978,000 and $1,366,000 were incurred in the Europe and Latin America pharmaceutical segments, respectively. In 2005 restructuring include charges related to the writedown of a manufacturing plant in China of $2,322,000 offset in part by gains on the sales of facilities in the US, Mexico and Argentina.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004	2003

Capital Expenditures
Specialty pharmaceuticals
North America	$3,218	$7,139	$2,094
Latin America	8,401	3,523	3,220
Europe	11,798	9,435	5,616
Asia, Africa, Australia	—	2,252	250

Total specialty pharmaceuticals	23,417	22,349	11,180
Corporate	19,659	2,156	3,548
Research and development division	2,449	2,108	2,878

	$45,525	$26,613	$17,606

The following table sets forth the total assets and long-lived assets of the Company by segment as of December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004

Total Assets
Specialty pharmaceuticals
North America	$503,196	$439,084
Latin America	131,070	151,930
Europe	373,974	375,086
Asia, Africa, Australia	62,886	60,221

Total pharmaceuticals	1,071,126	1,026,321
Corporate	220,119	270,777
Research and development division	218,943	199,763
Discontinued operations	127	23,894

	$1,510,315	$1,520,755

Long-lived Assets
North America	$123,391	$111,782
Latin America	17,230	13,918
Europe	89,207	105,051
Asia, Africa, Australia	298	2,507

	$230,126	$233,258

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the sales of the Company’s seven global brands currently being marketed and the largest of its promoted product lines for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Neurology
Diastat	$47,631	$—	$—
Mestinon(G)	43,531	41,631	41,879
Librax	18,159	16,868	11,774
Migranal	12,949	—	—
Dalmane/Dalmadorm	12,285	12,146	10,636
Cesamet	10,009	4,957	3,258
Limbitrol	5,858	5,869	5,244
Tasmar(G)	5,829	3,551	—
Other Neurology	54,658	40,624	(a	)

Total Neurology	210,909	125,646	(a	)

Infectious Disease
Virazole(G)	16,557	15,553	18,843
Other Infectious Disease	21,465	44,607	(a	)

Total Infectious Disease	38,022	60,160	(a	)

Dermatology
Efudix(G)	60,179	45,453	26,821
Kinerase(G)	22,267	15,619	12,628
Oxsoralen-Ultra(G)	9,365	10,910	8,501
Dermatix(G)	9,189	7,034	2,493
Eldoquin	6,316	6,099	3,875
Other Dermatology	34,366	45,685	(a	)

Total Dermatology	141,682	130,800	(a	)

Other therapeutic Areas
Bedoyecta	46,884	30,654	26,955
Solcoseryl	18,983	14,397	16,186
Nyal	13,747	11,904	8,969
Bisocard	12,847	10,613	7,075
Calcitonin	9,645	10,420	13,638
Espaven	9,272	7,010	6,512
Aclotin	5,643	5,606	5,852
Espacil	5,979	5,028	4,938
Other products	218,627	195,586	282,521

Total other areas	341,627	291,218	372,646

Total product sales	$732,240	$607,824	$518,598

Total global product sales	$166,917	$139,751	$111,165

Total promoted product sales	$403,124	$281,322	$236,077

(a)	Product amounts were not tracked by therapeutic class in 2003 and are included in “Other Products”.

(G)	– Indicates global brands.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	License Agreements

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schering-Plough has launched a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of their generic ribavirin.

17.	Subsequent Events

Subsequent Events as of March 15, 2006

In March 2006 we announced that we had reached an agreement to resolve our long-standing dispute with the Health Fund of Serbia and the Republic of Serbia regarding their joint venture, Galenika. (See Note 14.) Under the agreement, Valeant collected $28 million of a total of $34 million agreed to be paid in settlement of the dispute. Valeant expects Serbia to pay the remaining $6 million in the first quarter of 2007.

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

Subsequent Events relating to this Restatement (Unaudited)

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

In the event that The Bank of New York is successful in asserting that our failure to timely file the quarterly report is a default under the indenture, such default will become an “Event of Default” under the indenture unless we cure the default within 60 days of receipt of the notice of default. If we fail to cure the default within the prescribed time period and an Event of Default occurs and is continuing, The Bank of New York, as trustee, or the holders of at least 25% in aggregate principal amount of either the 3.0% Convertible Notes or the 4.0% Convertible Notes outstanding under the indenture may accelerate the payment of all unpaid principal, which would then become immediately due and payable in full unless we were able to obtain a waiver of the Event of Default from the holders of a majority in aggregate principal amount of such series. The unpaid principal amount of the 3.0% Convertible Notes is $240,000,000 and the unpaid principal amount of the 4.0% Convertible Notes is also $240,000,000. Such an acceleration would have a material adverse effect on our business and financial condition. The filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006 within sixty days of the notice of default will cure the asserted default under the indenture. We expect to cure the asserted default within this sixty-day period.

The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this amended annual report on Form 10-K/A and Note 2 to the consolidated financial statements set forth herein were initiated after December 31, 2005:

In July 2006, we were contacted by the Securities and Exchange Commission, or SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in the company’s commons stock and the public release of data from its first pivotal Phase 3 trial for Viramidine® (taribavirin). In addition, the SEC also requested data regarding the company’s stock option grants since January 1, 2000 and information about the company’s pursuit in the Delaware Chancery Court of the return of bonuses paid to Milan Panic, the company’s former chairman and chief executive officer, and others, in connection with the Ribapharm initial public offering.

In September 2006, our board of directors appointed a Special Committee consisting solely of independent directors to conduct a comprehensive review relating to our stock option grants and stock option practices. The

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Committee, with the assistance of outside legal counsel, reviewed the stock option grants to our officers, directors and employees from 1982 to July 2006 under our various stock option plans in effect during this period. Our finance department has also reviewed the stock option grants and stock option practices from November 1994 to the present.

Derivative Actions:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006 respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. The defendants have not yet responded to the complaints. We expect the actions to be consolidated before a single judge after which the plaintiffs will file a single consolidated complaint. We will evaluate the consolidated complaint and respond accordingly.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Year	Expenses	Accounts	Deductions	of Year
	(In thousands)

Year ended December 31, 2005
Allowance for doubtful accounts	$6,014	$598	$(420)	$(707)	$5,485

Allowance for inventory obsolescence	$13,932	$10,145	$1,184	$(12,486)	$12,775

Deferred tax asset valuation allowance (restated)	$107,225	$55,681	$—	(15,306)	$148,100

Year ended December 31, 2004
Allowance for doubtful accounts	$6,663	$823	$(1,325)	$(147)	$6,014

Allowance for inventory obsolescence	$11,583	$5,568	$(4,047)	$828	$13,932

Deferred tax asset valuation allowance (restated)	$20,509	86,716	$—	$—	$107,225

Year ended December 31, 2003
Allowance for doubtful accounts	$7,646	$170	$249	$(1,402)	$6,663

Allowance for inventory obsolescence	$11,060	$6,686	$582	$(6,745)	$11,583

Deferred tax asset valuation allowance (restated)	$21,250	$—	$—	$(741)	$20,509

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background of Restatement

As disclosed in the Explanatory Note on page 1 of this Form 10-K/A, we announced on September 11, 2006 that a Special Committee consisting solely of independent members of the board of directors had been formed to conduct an internal review of our historic stock option practices and related accounting.

The Special Committee, with the assistance of outside legal counsel, undertook a comprehensive review of the stock option grants to our officers, directors and employees from 1982 to July 2006 under our various stock option plans in effect during this period. The Special Committee has concluded its investigation and has reported its findings to our board of directors. On October 20, 2006, our board of directors concluded that our consolidated financial statements should be restated to record the additional non-cash stock-based compensation expense items and certain other items that had been incorrectly accounted for under GAAP.

The Special Committee analyzed in detail stock option grants awarded between November 1994 and July 2006 and analyzed supporting documentation for awards granted between 1982 and 1994. For the period between November 1994 and July 2006, the Special Committee’s analysis included an extensive review of paper and electronic documents supporting or related to our stock option grants, the accounting for or impacted by those grants, compensation-related financial and securities disclosures and e-mail communications as well as interviews with numerous current and former employees and current and former members of our board of directors. While the Special Committee concluded that there were some errors as late as January 2006, the majority of errors in accounting for options pertain to those options granted prior to the change in our board of directors and management in mid-2002 (“Change in Control”). None of the errors occurring in periods after the Change in Control related to options granted to the chief executive officer (“CEO”), chief financial officer (“CFO”), or members of our board of directors.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time that our annual report on Form 10-K for the year ended December 31, 2005 was filed on March 15, 2006, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005. Subsequent to that evaluation. Our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2005 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that our consolidated financial statements included in this annual report on Form-10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Management Responsibility for Financial Statements

Management is responsible for the preparation of our consolidated financial statements and related information appearing in this report. Management also has included in our consolidated financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent registered public accounting firm audits our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent opinion on the consolidated financial statements.

The board of directors of the Company has a Finance and Audit Committee composed of four non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2005, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in our original annual report on Form 10-K for the fiscal year ended December 31, 2005, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Management has subsequently concluded that we had a material weakness in internal control over financial reporting as of December 31, 2005. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting. As of December 31, 2005, we did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of our stock-based compensation transactions related to the granting of our stock options. This control deficiency resulted in the misstatement of stock-based compensation expense and additional paid-in capital accounts and related financial disclosures, and in the restatement of our consolidated financial statements for the years 2005, 2004, and 2003, each of the quarters of 2005 and 2004, and the first two quarters of 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K/A.

Remediation Plan

Subsequent to the initiation of our investigation into our stock option granting practices in September 2006, we considered the effectiveness of both the design and operation of our internal control over financial reporting as they relate to the granting of stock-based compensation. We implemented several improvements during the fourth quarter of 2006. In particular, we developed and implemented specific procedures and controls to ensure compensation committee approval of the final specific awards to all individual recipients at the time of the compensation committee meeting. As of December 31, 2006, management has implemented these additional procedures and controls. Additionally, we have evaluated the design of these new controls, which have been placed into operation for a sufficient period of time. We will test their operating effectiveness in connection with our assessment of internal control over financial reporting as of December 31, 2006. We believe that the controls that have been implemented have improved the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the most recently completed fiscal quarter as discussed in the Remediation Plan above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.  Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrants Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.8	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.15		Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10	.16†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.17†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10	.18†	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10	.19†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.20†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated March 21, 2005, previously filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.21†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated December 30, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

10	.22†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005), John Cooper (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage, Cooper and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.23		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
**10	.24	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.25		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.26		Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2005, which is incorporated herein by reference.
**10	.27	Product Purchase Agreement, dated as of November 28, 2005, by and between Valeant Pharmaceuticals North America and InterMune, Inc., previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.
**10	.28	License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.29	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.30	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.31	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.32	Amendment No. 4, dated December 22, 2005, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
21	.	Subsidiaries of the Registrant, previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International

By:	/s/ Timothy C. Tyson
Timothy C. Tyson
President and Chief Executive Officer

Date: January 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy C. Tyson Timothy C. Tyson	President and Chief Executive Officer (Principal Executive Officer) and Director	Date: January 22, 2007

/s/ Bary G. Bailey Bary G. Bailey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: January 22, 2007

/s/ Robert A. Ingram Robert A. Ingram	Chairman of the Board	Date: January 22, 2007

/s/ Edward A. Burkhardt Edward A. Burkhardt	Director	Date: January 22, 2007

/s/ Richard H. Koppes Richard H. Koppes	Director	Date: January 22, 2007

/s/ Lawrence N. Kugelman Lawrence N. Kugelman	Director	Date: January 22, 2007

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	Date: January 22, 2007

/s/ Elaine Ullian Elaine Ullian	Director	Date: January 22, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.8	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.

Exhibit
Number		Description

10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.15		Registration Rights Agreement, dated November 19, 2003, between Valeant Pharmaceuticals, International and Ribapharm Inc., on the one hand, and Banc of America Securities LLC and Goldman Sachs & Co. on the other hand, previously filed as to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10	.16†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.17†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10	.18†	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10	.19†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.20†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated March 21, 2005, previously filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.21†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated December 30, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.
10	.22†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005), John Cooper (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage, Cooper and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.23		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
**10	.24	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

10.25		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.26		Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2005, which is incorporated herein by reference.
**10	.28	License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.29	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.30	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.31	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.32	Amendment No. 4, dated December 22, 2005, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
21	.	Subsidiaries of the Registrant, previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.