Form 10-Q
period 2006-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-01-23
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-11397

Valeant Pharmaceuticals International
(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Enterprise Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

(949) 461-6000
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of January 16, 2007 was 94,414,465.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
(In thousands, except par value data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)(1)

ASSETS
Current Assets:
Cash and cash equivalents	$267,887	$224,856
Marketable securities	9,563	10,210
Accounts receivable, net	211,823	187,987
Inventories, net	148,578	136,034
Assets held for sale	44,412	—
Prepaid expenses and other current assets	30,207	40,354

Total current assets	712,470	599,441
Property, plant and equipment, net	122,109	230,126
Deferred tax assets, net	16,636	25,342
Goodwill	80,123	79,486
Intangible assets, net	489,452	536,319
Other assets	44,836	43,176
Assets of discontinued operations	660	127

Total non-current assets	753,816	914,576

	$1,466,286	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$50,429	$55,279
Accrued liabilities	142,778	140,838
Notes payable and current portion of long-term debt	474	495
Income taxes	34,355	47,324

Total current liabilities	228,036	243,936
Long-term debt, less current portion	782,821	788,439
Deferred tax liabilities, net	2,939	8,208
Other liabilities	19,081	16,372
Liabilities of discontinued operations	17,347	23,118

Total non-current liabilities	822,188	836,137

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,873 (June 30, 2006) and 92,760 (December 31, 2005) shares outstanding (after deducting shares in treasury of 1,094 as of September 30, 2006 and December 31, 2005)	934	928
Additional capital	1,249,149	1,224,907
Accumulated deficit	(826,682)	(770,350)
Accumulated other comprehensive income (loss)	(7,339)	(21,541)

Total stockholders’ equity	416,062	433,944

	$1,466,286	$1,514,017

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2006 and 2005
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)(1)		(Restated)(1)

Revenues:
Product sales	$199,006	$183,442	$589,163	$526,166
Ribavirin royalties	20,968	21,953	60,694	65,494

Total revenues	219,974	205,395	649,857	591,660

Costs and expenses:
Cost of goods sold (excluding amortization)	60,305	54,637	184,665	156,423
Selling expenses	67,582	59,052	198,127	173,391
General and administrative expenses	27,212	26,792	86,325	77,607
Research and development costs	20,849	28,961	77,270	82,421
Acquired in-process research and development	—	—	—	126,399
Gain on litigation settlement	(17,550)	—	(51,550)	—
Restructuring charges	17,139	135	96,687	506
Amortization expense	18,424	15,782	53,461	46,961

Total costs and expenses	193,961	185,359	644,985	663,708

Income (loss) from operations	26,013	20,036	4,872	(72,048)
Other income (loss), net, including translation and exchange	(454)	(1,207)	1,240	(5,629)
Interest income	3,209	3,193	8,582	9,327
Interest expense	(10,960)	(10,077)	(32,259)	(29,821)

Income (loss) from continuing operations before income taxes and minority interest	17,808	11,945	(17,565)	(98,171)
Provision for income taxes	11,646	15,569	24,351	42,340
Minority interest, net	1	184	2	489

Income (loss) from continuing operations	6,161	(3,808)	(41,918)	(141,000)
Income (loss) from discontinued operations	7,546	1,123	7,137	(2,368)

Net income (loss)	$13,707	$(2,685)	$(34,781)	$(143,368)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.04)	$(0.45)	$(1.54)
Income (loss) from discontinued operations	0.08	0.01	0.08	(0.03)

	$0.15	$(0.03)	$(0.37)	$(1.57)

Diluted earnings per share:
Income (loss) from continuing operations	$0.06	$(0.04)	$(0.45)	$(1.54)
Income (loss) from discontinued operations	0.08	0.01	0.08	(0.03)

	$0.14	$(0.03)	$(0.37)	$(1.57)

Shares used in per share computation — Basic	93,093	92,626	92,907	91,357

Shares used in per share computation — Diluted	95,265	92,626	92,907	91,357

Dividends paid per share of common stock	$0.08	$0.08	$0.24	$0.24

Dividends declared per share of common stock	$—	$0.08	$0.16	$0.24

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2006 and 2005
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)(1)		(Restated)(1)

Net income (loss)	$13,707	$(2,683)	$(34,781)	$(143,368)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,745	3,177	15,371	(28,563)
Unrealized losses on marketable equity securities and other	(99)	(1,058)	(1,169)	5,193

Comprehensive (loss)	$18,551	$(564)	$(20,579)	$(166,738)

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(Unaudited, in thousands)

	2006	2005
		(Restated)(1)

Cash flows from operating activities:
Net loss	$(34,781)	$(143,368)
Income (loss) from discontinued operations	7,137	(2,368)

Loss from continuing operations	(41,918)	(141,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,024	68,321
Provision for losses on accounts receivable and inventory obsolescence	11,697	6,299
Stock compensation expense	16,351	2,451
Translation and exchange (gains) losses, net	(1,240)	5,629
Impairment charges and other non-cash items	83,578	697
Acquired in-process research and development	—	126,399
Deferred income taxes	7,610	(18,275)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,955)	8,157
Inventories	(18,461)	(18,216)
Prepaid expenses, assets held for sale and other assets	(2,203)	1,058
Trade payables and accrued liabilities	(8,320)	8,842
Income taxes	(17,744)	15,104
Other liabilities	1,742	2,035

Cash flow from operating activities in continuing operations	79,161	67,501
Cash flow from operating activities in discontinued operations	903	(1,522)

Net cash provided by operating activities	80,064	65,979

Cash flows from investing activities:
Capital expenditures	(26,635)	(27,206)
Proceeds from sale of assets	8,337	7,279
Proceeds from investments	20,501	527,708
Purchase of investments	(20,200)	(304,714)
Cash acquired in connection with acquisition	—	11,198
Acquisition of businesses, license rights and product lines	(4,129)	(300,129)

Cash flow from investing activities in continuing operations	(22,126)	(85,864)
Cash flow from investing activities in discontinued operations	(1)	5,539

Net cash used in investing activities	(22,127)	(80,325)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(6,422)	(759)
Proceeds from issuance of long-term debt	578	—
Stock option exercises and employee stock purchases	7,898	2,205
Proceeds from stock offering	—	189,030
Dividends paid	(21,550)	(20,804)

Net cash provided by (used in) financing activities	(19,496)	169,672

Effect of exchange rate changes on cash and cash equivalents	4,679	(8,136)

Net increase in cash and cash equivalents	43,120	147,190
Cash and cash equivalents at beginning of period	224,903	222,719

Cash and cash equivalents at end of period	268,023	369,909
Cash and cash equivalents classified as part of discontinued operations	(136)	(91)

Cash and cash equivalents of continuing operations	$267,887	$369,818

(1)	See Note 2, “Restatement of Consolidated Financial Statements”.

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

In the consolidated condensed financial statements included herein, “we”, “us”, “our”, “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of generally accepted accounting principles in the United States of America (“GAAP”)have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2005.

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products, primarily in the areas of neurology, infectious disease and dermatology. In addition, we generate royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).

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

Marketable Securities:  We invest in investment-grade securities and classify these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of September 30, 2006 and December 31, 2005, the fair market value of these securities approximated cost.

Intangible Assets and Goodwill:  Our intangible assets comprise product marketing rights, related patents and trademarks for pharmaceutical products, and rights under the ribavirin license agreement. The product rights primarily relate to either 1) mature pharmaceutical products without patent protection, or 2) patented products. The mature products display a stable and consistent revenue stream over a relatively long period of time. The patented products generally have steady growth rates up until the point of patent expiration when revenues decline due to the introduction of generic competition. We amortize the mature products using the straight-line method over the estimated remaining life of the product (ranging from 5 -19 years for current products) because the pattern of revenues is generally flat over the remaining life. We amortize patented products using the straight-line method over the remaining life of the product because the revenues are generally growing until patent expiration.

We amortize the license rights for ribavirin on an accelerated basis because of the significant decline in royalties starting in 2003 upon the expiration of a U.S. patent, with amortization to be completed in 2008.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of these projects is based on the use of a discounted cash flow model (based on an estimate of future sales). For each project, the estimated after-tax cash flows are probability-weighted to take account of the stage of completion and the risks surrounding successful development and commercialization. These cash flows are then discounted to a present value using a discount rate which is estimated from our after-tax, adjusted weighted average cost of capital.

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

Stock-Based Compensation Expense:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans.

We adopted SFAS 123R using the modified prospective basis effective January 1, 2006.

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

In order to estimate the fair value of stock options we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions which can vary over time. Additional information about our stock option programs and the assumptions used in developing the pro forma amounts below are contained in Note 9.

See Note 2 for information associated with the restatement of our consolidated financial statements which resulted from an investigation into our stock-option granting practices. A Special Committee of our board of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

directors determined that there were differences between the historical market price of the our common stock at the dates that stock options were officially awarded and the stock option exercise prices. These differences resulted in substantial additional stock compensation expense as determined in accordance with APB 25 and related interpretations. Further, these differences impacted the calculation of the fair values of our stock options as determined under FAS 123, since fair value is determined based, in part, on both the market price of a stock at the date of grant and the grant exercise price. Our historical consolidated financial statements and the pro forma information below have been restated to reflect these differences.

Stock compensation expense was $5,654,000 and $16,351,000 in the three month and nine month periods ended September 30, 2006, respectively. The following table illustrates the effect of applying SFAS 123R on our financial results in 2005.

	Periods Ended
	September 30, 2005
	Three Months	Nine Months
	(In thousands, except
	per share amounts)
	(Restated)	(Restated)

Net loss as reported	$(2,685)	$(143,368)
Stock compensation expense recorded at intrinsic value for stock incentive plans	799	2,451
Stock compensation expense determined under fair value method for stock incentive plans	(5,564)	(16,738)

Pro forma net loss	$(7,450)	$(157,655)

Net loss per share:
Basic and diluted — as reported	$(0.03)	$(1.57)

Basic and diluted — pro forma	$(0.08)	$(1.73)

Recent Accounting Pronouncements:  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The standard, among other things, requires us to: 1) recognize the funded status of our defined benefit plans in our consolidated financial statements, and 2) recognize as a component of other comprehensive loss the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

The standard is effective for fiscal years ending after December 15, 2006. As of December 31, 2005, the required adjustment to our balance sheet would increase the liability for pension and postretirement benefits and increase accumulated comprehensive loss by approximately $6,000,000.

Dividends:  We paid quarterly cash dividends of $0.0775 per share for the first three quarters in 2005 and for the first two quarters in 2006. Although we paid a dividend during the third quarter for the second quarter of 2006, we announced in October 2006 that we will not pay a dividend for the third quarter of 2006. We will not be able to pay future dividends unless permitted under the terms of the indenture governing our 7% senior notes.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

2.	Restatement of Consolidated Financial Statements

We have filed an amendment to our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), originally filed on March 16, 2006, to restate our consolidated balance sheets as of December 31, 2005 and 2004, our consolidated statements of operations and comprehensive loss for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of changes in stockholders’ equity for the years ended December 31, 2005, 2004 and 2003, and the related disclosures.

We will file amended quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2006, originally filed on May 9, 2006 and August 8, 2006, respectively, to restate our condensed consolidated financial statements and the related disclosures for the three-month and six- month periods ended March 31, 2006 and 2005 and June 30, 2006 and 2005, respectively. We have also restated our condensed consolidated financial statements for the periods ended September 30, 2005 included in this quarterly report on Form 10-Q for the quarter ended September 30, 2006.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The Special Committee made a determination, based on the available evidence, of measurement dates for each affected grant. If the grants were approved at a meeting of the compensation committee of the board of directors and there was no actual evidence of a change in the approved list of individual awards, the measurement date selected was the date of the compensation committee meeting. If there was actual evidence of a change in the list of individual awards and evidence of when the list became final, the measurement date selected was the date when the list became final. If there was actual evidence of a change in the list but evidence of when the list became final was not definitive, the measurement date was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement.

In total we recorded $31,111,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement to correct errors for awards granted from 1982 to date. Of this, $28,651,000 related to awards granted prior to the Change in Control and $2,460,000 to awards granted after the Change in Control. None of these changes affected our previously reported revenues, cash, or cash equivalents. As explained below, however, we also reported corrections for certain other items which impact our reported revenues and cash flow presentations.

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

Between November 1994 and the June 2002 Change in Control, eight broad-based grants were made. All of the 908 individual awards of options to purchase 6.9 million shares comprising those grants had recorded grant dates that differed from the actual grant dates for those transactions and each resulted in additional compensation charges that are reflected in our restated financial statements. Of those eight broad-based grants, six appear to have been annual grants that used the lowest closing price methodology and two appear to have been event-related (in those instances, there are lower prices between the recorded grant date and actual grant date). These eight broad-based option grants accounted for $11,488,000 of the $31,111,000 in pre-tax compensation charges.

During this period, options to directors to purchase a total of 334,000 shares were also found to have recorded grant dates earlier than the dates when the board of directors acted to approve the grants. The grants were dated in accordance with the 1994 Stock Option Plan which provided expressly that the grants were to be dated as of November 11, 1994. The board of directors, however, did not approve that stock option plan until January 1995. Accordingly, we are taking additional non-cash compensation charges equal to the difference between the closing stock price on the date of approval and November 11, 1994. These option grants to directors accounted for $148,000 of the $31,111,000 in pre-tax compensation charges.

Also during this period, there were 114 other individual grants of options to purchase a total of 2.0 million shares with stipulated grant dates earlier than the dates the compensation committee acted to approve these awards. The Special Committee could not determine whether the date of those grants were based on an event or when the former chief executive officer, Milan Panic, agreed in principle to the award. These individual option grants accounted for $4,538,000 of the $31,111,000 in additional compensation charges.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The restatement also includes a pre-tax charge of $997,000 related to a stock option grant to a former chief financial officer, who left in 2002. This grant of options to purchase 100,000 shares was granted to him with a recorded grant date a few days before he joined the Company in May 1998. The Special Committee concluded that this award of options was effectively amended in December 1998 to lower its exercise price. There is evidence which suggests that certain members of former management knew or should have known that this transaction and one other transaction (resulting in a pre-tax charge of $450,000) had accounting, tax, and disclosure consequences and that they failed to take appropriate action. These options have been accounted for as variable awards in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“FIN 44”) in the restated financial statements. Variable accounting ceased in 2002 when these options were surrendered.

We also recorded $1,375,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for awards granted between 1982 and 1994.

In total 1,038 individual awards of options to purchase a total of 9.2 million shares granted before the Change in Control were found to have been granted “in-the-money,” representing 71% of total awards granted in the period November 1994 through June 11, 2002. This included 87 awards of options to purchase 4.5 million shares awarded to ten executive officers, including the former chief executive officer, Milan Panic. These “in-the-money” awards to executive officers accounted for $10,507,000, or 34% of the total pre-tax accounting charge of additional stock-based compensation expense in the restatement.

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

During the year ended December 31, 2002, we recorded a pre-tax charge of $61,400,000 related to our cash payment obligation under the 1998 Plan. The findings of the Special Committee relating to “in-the-money” options that were affected by the Change in Control require that we recognize the remaining grant date intrinsic value resulting from the acceleration of vesting for a number of these options and the value that certain other options could have been surrendered for cash under APB 25 and FIN 44. As a result, an additional compensation charge of $10,105,000 has been recorded in fiscal year 2002.

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

The stock option accounting errors after the Change in Control resulted from allocation adjustments to the list of grants to individual non-executives after the compensation committee or the board of directors had approved the allocation of an aggregate number of shares to be available to non-executive employees. In no event did the adjustments result in shares being granted in excess of the aggregate number of shares approved by the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

compensation committee or the board of directors. Further, none of those adjustments related to the chief executive officer, chief financial officer, or any member of the board of directors. The Special Committee concluded that there was no evidence that management operating since the Change in Control were aware that the processes used to grant and account for broad-based grants were flawed or that the process employed was for the purpose of granting in-the-money stock options. In reaching this conclusion, the Special Committee took note that that process had been consistently employed even for the November 2005 grants in which the process resulted in stock option grants at higher exercise prices than the closing price of our common stock on the date of finalization of the allocation list for non-executives. The Special Committee also concluded that there was no evidence that current management was aware of any financial statement impact, tax consequences or disclosure implications of its flawed processes.

Between May 2003 and November 2005, we made four broad-based grants (May 2003, November 2003, November 2004 and November 2005). The May 2003 grants were made to non-executive employees. The November 2003, 2004 and 2005 grants were made to a broad base of employees, including senior executives (the “November Grants”). With respect to each of the November Grants, the granting authority (either the compensation committee or the board of directors) made specific grants to specific members of executive management, including, among others, the chief executive officer, the chief operating officer, and the chief financial officer. Additionally, the broad-based grants made after the Change in Control were approved either at regularly scheduled meetings of the compensation committee or at meetings of the board of directors. The stock option accounting errors that affected 164 individual grants of options to purchase 1.5 million shares resulted from slight adjustments to the non-executive grant lists after the relevant compensation committee or board meetings. In no event did the adjustments result in shares being granted in excess of the number of options approved by the compensation committee or the board of directors. As a result of its work, the Special Committee made a determination of new measurement dates for each affected grant. With respect to three of the four broad-based grants (May 2003, November 2003 and November 2005), the measurement date selected was the date on which the rank and file list became final. With respect to the remaining broad-based grant (November 2004), there was actual evidence of a change in the rank and file list but inconclusive evidence when the list became final. The measurement date for that grant was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement. A total of 14 other individual awards (0.1 million shares) made to rank-and-file employees since the change of control were also found to contain administrative stock option accounting errors.

To correct these errors, we recorded $2,460,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for the period July 1, 2002 through June 30, 2006. These non-cash charges have no impact on previously reported revenues, cash or cash equivalents. As explained below, however, we also reported corrections for certain other items which do have an impact on reported revenues and cash flow presentations.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Summary and Other Items

In addition, we have restated the aforementioned financial statements to correct certain accounting errors which were previously identified but not considered to be material through December 31, 2005. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments. The income tax adjustments include reducing the charge taken to increase the valuation allowance in 2004 by $11,566,000 as a result of recording less U.S. deferred tax assets in prior periods, which had originated from administrative errors in the preparation of tax returns in earlier periods and were immaterial to each of those prior periods. The cumulative effect of these errors on retained earnings as of December 31, 2005 was $4,714,000. The restatement impact through June 30, 2006 of these other corrections and of the non-cash charges for stock-based compensation that have resulted from the review of the Special Committee are summarized in the table below (amounts in thousands):

							Total
			Year Ended			Cumulative	Additional
	Six Months Ended June 30,		December 31,			Effect	Expense
	2006	2005	2005	2004	2003	1982 -2002	(Income)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$—	$—	$11,488	$11,488
Option grants to directors with improper measurement dates	—	—	—	—	—	148	148
Other option grants with improper measurement dates	—	—	—	—	—	4,538	4,538
Re-priced Option grant	—	—	—	—	—	997	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	1,375	1,375
Incremental charge in connection with change of control	—	—	—	—	—	10,105	10,105

Sub total pre Change in Control	—	—	—	—	—	28,651	28,651

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	(3)	587	1,171	1,085	172	—	2,425
Other stock option matters after June 2002	—	13	22	(7)	20	—	35

Sub total post Change in Control	(3)	600	1,193	1,078	192	—	2,460

Total impact of additional stock compensation on operating income	(3)	600	1,193	1,078	192	28,651	31,111
Other items corrected in connection with restatement	(1,772)	(67)	(2,273)	(1,265)	(90)	7,766	2,366
Tax effects of above and other tax items	(1,170)	344	963	(14,957)	1,785	3,357	(10,022)

Net income decrease (increase) resulting from all restatement items	$(2,945)	$877	$(117)	$(15,144)	$1,887	$39,774	$23,455

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The pre-tax effect of the correction for stock-based compensation was $157,000, $206,000, $792,000, $2,503,000, $2,690,000, $3,491,000, $4,492,000 and $12,945,000 for 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002, respectively. The cumulative pre-tax effect of the correction for stock-based compensation between 1982 and 1994 was $1,375,000.

The effects of the restatement on the Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2005 are summarized below:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Previously			As Previously
	reported	Adj.	As Restated	Reported	Adj.	As Restated
	(In thousands, except per share data)			(In thousands, except per share data)

Revenues:
Product sales	$183,004	$438	$183,442	$525,635	$531	$526,166
Ribavirin royalties	21,953	—	21,953	65,494	—	65,494

Total revenues	204,957	438	205,395	591,129	531	591,660

Costs and expenses:
Cost of goods sold (excluding amortization)	55,694	(1,057)	54,637	157,355	(932)	156,423
Selling expenses	59,017	35	59,052	173,286	105	173,391
General and administrative expenses	26,665	127	26,792	77,227	380	77,607
Research and development costs	28,883	78	28,961	82,166	255	82,421
Acquired in-process research and development	—	—	—	126,399	—	126,399
Restructuring charges	135	—	135	506	—	506
Amortization expense	15,782	—	15,782	46,961	—	46,961

Total costs and expenses	186,176	(817)	185,359	663,900	(192)	663,708

Income (loss) from operations	18,781	1,255	20,036	(72,771)	723	(72,048)
Other income (loss), net, including translation and exchange	(1,207)	—	(1,207)	(5,629)	—	(5,629)
Interest income	3,193	—	3,193	9,327	—	9,327
Interest expense	(10,077)	—	(10,077)	(29,821)	—	(29,821)

Income (loss) from continuing operations before income taxes and minority interest	10,690	1,255	11,945	(98,894)	723	(98,171)
Provision for income taxes	15,319	250	15,569	41,745	595	42,340
Minority interest, net	184	—	184	489	—	489

Loss from continuing operations	(4,813)	1,005	(3,808)	(141,128)	128	(141,000)
Income (loss) from discontinued operations	1,123	—	1,123	(2,368)	—	(2,368)

Net loss	$(3,690)	$1,005	$(2,685)	$(143,496)	$128	$(143,368)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$0.01	$(0.04)	$(1.54)	$—	$(1.54)
Income (loss) from discontinued operations	0.01	—	0.01	(0.03)	—	(0.03)

Basic and diluted net loss per share	$(0.04)	$0.01	$(0.03)	$(1.57)	$—	$(1.57)

Basic and diluted shares used in per share computation	92,626	—	92,626	91,357	—	91,357

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The effects of the restatement on Valeant’s consolidated Condensed Statement of Cash Flows for operating activities is presented below:

	Nine Months Ended
	September 30,
	2005		2005
	As Previously	Adjustments	As Restated
	Reported

Cash flows from operating activities:
Net loss	$(143,496)	$128	$(143,368)
Income (loss) from discontinued operations	(2,368)	—	(2,368)

Loss from continuing operations	(141,128)	128	(141,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,321	—	68,321
Provision for losses on accounts receivable and inventory obsolescence	6,299	—	6,299
Stock compensation expense	1,562	889	2,451
Translation and exchange (gains) losses, net	5,629	—	5,629
Impairment charges and other non-cash items	697	—	697
Acquired in-process research and development	126,399	—	126,399
Deferred income taxes	(18,275)	—	(18,275)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,157	—	8,157
Inventories	(18,216)	—	(18,216)
Prepaid expenses and other assets	2,178	(1,120)	1,058
Trade payables and accrued liabilities	9,334	(492)	8,842
Income taxes	14,509	595	15,104
Other liabilities	2,035	—	2,035

Cash flow from operating activities in continuing operations	67,501	—	67,501
Cash flow from operating activities in discontinued operations	(1,522)	—	(1,522)

Net cash provided by operating activities	$65,979	$—	$65,979

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of Valeant’s Consolidated Balance Sheet as of December 31, 2005 and the adjustments thereto which result from the restatement:

	December 31, 2005
	As Previously
	reported	Adjustments	As Restated
	(Amounts in Thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$224,856	$—	$224,856
Marketable securities	10,210	—	10,210
Accounts receivable, net	187,987	—	187,987
Inventories, net	136,034	—	136,034
Prepaid expenses and other current assets	36,652	3,702	40,354

Total current assets	595,739	3,702	599,441
Property, plant and equipment, net	230,126	—	230,126
Deferred tax assets, net	45,904	(20,562)	25,342
Goodwill	79,486	—	79,486
Intangible assets, net	536,319	—	536,319
Other assets	43,176	—	43,176

Total non-current assets	935,011	(20,562)	914,449
Assets of discontinued operations	127	—	127

	$1,530,877	$(16,860)	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$55,279	$—	$55,279
Accrued liabilities	136,701	4,137	140,838
Notes payable and current portion of long-term debt	495	—	495
Income taxes	42,452	4,872	47,324

Total current liabilities	234,927	9,009	243,936
Long-term debt, less current portion	788,439	—	788,439
Deferred tax liabilities, net	28,770	(20,562)	8,208
Other liabilities	16,372	—	16,372

Total non-current liabilities	833,581	(20,562)	813,019
Liabilities of discontinued operations	23,118	—	23,118

Stockholders’ Equity:
Common Stock	928	—	928
Additional capital	1,203,814	21,093	1,224,907
Accumulated deficit	(743,950)	(26,400)	(770,350)
Accumulated other comprehensive income (loss)	(21,541)	—	(21,541)

Total stockholders’ equity	439,251	(5,307)	433,944

	$1,530,877	$(16,860)	$1,514,017

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring

On April 3, 2006, we announced a restructuring program to reduce costs and accelerate earnings growth.

The program is primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it relates to research and development activities is to focus our efforts and expenditures on two late stage projects currently in development. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. We intend to sell rights to, out-license or secure partners to share the costs of other major clinical projects and discovery programs that the research and development division has underway. Also as a result of the restructuring of our research and development activities, we are actively marketing for sale our former headquarters facility where our former research laboratories were located. We classified this facility as “held for sale” in September 2006 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Fixed asset impairment charges in the three months ended September 30, 2006 included: $8,788,000 for the impairment of our former headquarters facility and $1,996,000 for the impairment of fixed assets in our research and development segment.

The restructuring program is also expected to reduce selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia (“AAA”), which had been managed as a separate business unit, have been combined with those of other regions.

We recorded charges of $17,139,000 and $96,687,000 in the three and nine months ended September 30, 2006, respectively, in connection with our decision to implement the restructuring program. Severance charges recorded in the three and nine months ended September 30, 2006 total $1,922,000 and $13,935,000, respectively, and relate to employees whose positions were eliminated in the restructuring.

The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the launch of Viramidine (taribavirin). The impairment charges include the charges related to estimated future losses that may occur upon the disposition of specific assets related to our manufacturing operations in Switzerland and Puerto Rico. These restructuring charges also include employee severance costs resulting from a reduction of 200 employees in the first nine months of 2006. When completed, we anticipate that approximately 750 employees in total will be impacted by the restructuring, the majority of whom work in the two manufacturing facilities selected for disposition. The following table summarizes the restructuring costs incurred in the three and nine months ended September 30, 2006.

	Three Months Ended	Nine Months Ended
Restructuring Charge Details	September 30, 2006	September 30, 2006
	(In thousands)

Employee Severances (200 Employees)	$1,922	$13,935
Contract cancellation and other cash costs	665	1,657

Subtotal: Cash-related Charges	2,587	15,592

Abandoned software and other capital assets	193	21,546
Impairment of fixed assets	14,359	59,549

Subtotal: Non-cash charges	14,552	81,095

Total:	$17,139	$96,687

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The restructuring charges for the three months ended September 30, 2006 represent charges of $2,557,000, $2,571,000, $230,000, $1,628,000 and $10,153,000 in respect of the North America, EMEA, International, R&D and Corporate reporting segments respectively. For the nine months ended September 30, 2006 these amounts are $21,134,000, $31,763,000, $230,000, $1,628,000 and $41,932,000, respectively.

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash for each quarter in 2006 follows:

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006
		(In thousands)

Opening accrual	$—	$5,425	$8,551
Charges to earnings	6,644	6,361	2,587
Cash paid	(1,219)	(3,235)	(6,685)

Closing accrual	$5,425	$8,551	$4,453

We have recorded impairment charges of $21,134,000 related to our manufacturing plant in Humacao, Puerto Rico and $27,631,000 related to a manufacturing plant in Birsfelden, Switzerland in the nine months ended September 30, 2006. We are continuing to develop specific plans for the sale of these facilities which are expected to be completed within 12 months.

Restructuring charges in the three and nine months period ended September 30, 2005 relate to the sale of manufacturing plants in Mexico and China.

4.	Acquisitions

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

were used to partially fund the Xcel acquisition. The remainder of the funds required for the Xcel acquisition was provided by existing cash on hand and other investments.

A portion of the purchase price for the Xcel acquisition was placed in an escrow account to cover potential claims under the purchase agreement that would arise within one year of the acquisition date. Prior to such date, we filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement relating to Medicaid rebates on preacquisition sales and certain third-party claims. As of September 30, 2006, approximately $5,172,000 of the Xcel purchase price was in an escrow fund to pay indemnification claims.

The following unaudited pro forma financial information presents the combined results of operations of Valeant, Infergen and Xcel for the three- and nine- month periods ended September 30, 2005 as if the acquisitions had occurred as of January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of January 1, 2005, and should not be taken as representative of our future consolidated results of operations or financial condition (in thousands, except per share information).

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(Restated)	(Restated)

Net revenues	$215,557	$628,533
Loss from continuing operations	(10,252)	(167,301)
Net loss	(9,129)	(169,666)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(1.81)
Net loss	$(0.10)	$(1.83)

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

5.	Discontinued Operations

In the second half of 2002, we made a strategic decision to divest our Photonics business, Circe unit, Russian Pharmaceuticals segment, biomedicals segment, raw materials businesses, and manufacturing facilities in Central Europe. During 2003, we disposed of the Russian Pharmaceuticals segment, biomedicals segment, Photonics business and Circe unit. During 2004, we disposed of one of the raw materials businesses and manufacturing facilities in Central Europe. During 2005 we completed the sale of the remaining raw materials business and manufacturing facility in Central Europe. In 2006 discontinued operations primarily consist of disposal of one facility requiring environmental remediation and the wind down of administrative activities associated with these operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$—	$1,319	$—	$9,041

Income (loss) before income taxes	$6,064	$(192)	$5,739	$(3,898)
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations, net	6,064	(192)	5,739	(3,898)
Income (loss) on disposal of discontinued operations	1,482	1,315	1,398	1,530

Income (loss) from discontinued operations	$7,546	$1,123	$7,137	$(2,368)

The assets and liabilities of discontinued operations are stated separately as of September 30, 2006 and December 31, 2005 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	September 30,	December 31,
	2006	2005

Cash	$136	$47
Accounts receivable, net	524	45
Property, plant and equipment, net	—	18
Other assets	—	17

Assets of discontinued operations	$660	$127

Accounts payable	$7	$13
Accrued liabilities	13,134	19,118
Other liabilities	4,206	3,987

Liabilities of discontinued operations	$17,347	$23,118

Environmental contamination has been identified in the soil under a facility which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site will involve excavation and disposal of the waste at appropriately licensed sites. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities are reviewed and adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $13,001,000 and $19,023,000 as of September 30, 2006 and December 31, 2005, respectively, and are included in the liabilities of discontinued operations. The environmental reserves were reduced in the third quarter of 2006 based upon contractual agreements for remedial work with contractors at costs which total less than the amounts previously accrued for these projects. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of September 30, 2006 cannot be reasonably estimated.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Income (loss):
Numerator for basic and diluted earnings per share — income (loss) to stockholders
Continuing operations	$6,161	$(3,808)	$(41,918)	$(141,000)
Discontinued operations	7,546	1,123	7,137	(2,368)

Net income (loss)	$13,707	$(2,685)	$(34,781)	$(143,368)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	93,093	92,626	92,907	91,357
Effect of dilutive securities:
Employee stock options	1,939	—	—	—
Other dilutive securities	232	—	—	—

Dilutive potential common shares	2,171	—	—	—
Denominator for diluted earnings per share — adjusted weighted average shares after assumed conversions	95,264	92,626	92,907	91,357

Basic income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.04)	$(0.45)	$(1.54)
Income (loss) from discontinued operations	0.08	0.01	0.08	(0.03)

Basic net income (loss) per share	$0.15	$(0.03)	$(0.37)	$(1.57)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.04)	$(0.45)	$(1.54)
Income (loss) from discontinued operations	0.08	0.01	0.08	(0.03)

Diluted net income (loss) per share	$0.14	$(0.03)	$(0.37)	$(1.57)

For the three months ended September 30, 2005, options to purchase 2,536,000 weighted average shares of common stock were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, options to purchase 1,799,000 and 3,123,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.

For the three months ended September 30, 2006 and 2005, options to purchase 8,570,000 and 4,505,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our Company’s common stock and, therefore, the effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, options to purchase 9,061,000 and 4,395,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
		(Restated)

Accounts receivable, net:
Trade accounts receivable	$153,717	$153,497
Royalties receivable	20,236	27,306
Other receivables	44,573	12,669

	218,526	193,472
Allowance for doubtful accounts	(6,703)	5,485

	$211,823	$187,987

Inventories, net:
Raw materials and supplies	$38,637	$34,931
Work-in-process	25,384	28,726
Finished goods	102,375	85,152

	166,396	148,809
Allowance for inventory obsolescence	(17,818)	(12,775)

	$148,578	$136,034

Intangible assets: The following table presents intangible assets as of September 30, 2006 and December 31, 2005 and estimates of future amortization expense (in thousands):

	September 30, 2006			December 31, 2005:			Weighted
	Gross	Accumulated	Net	Gross	Accumulated	Net	Average	Estimated Amortization Expense
	Amount	Amortization	Amount	Amount	Amortization	Amount	Lives	2006	2007	2008	2009	2010	2011

Neurology	$237,489	$(71,736)	$165,753	$236,813	$(54,111)	$182,702	13	$23,188	$23,188	$23,188	$23,147	$21,758	$17,467
Infectious Disease	72,480	(8,280)	64,200	72,480	(3,060)	69,420	11	6,960	6,960	6,960	6,960	6,960	6,960
Dermatology	83,852	(41,473)	42,379	84,013	(38,045)	45,968	19	4,671	4,671	4,671	4,670	4,666	7,097
Other Products	377,430	(180,905)	196,525	370,347	(162,164)	208,183	11	22,938	23,560	22,799	21,992	22,133	16,909

Total Product Rights	771,251	(302,394)	468,857	763,653	(257,380)	506,273	14	57,757	58,379	57,618	56,769	55,517	48,433
License Agreements	67,376	(46,781)	20,595	67,376	(37,330)	30,046	5	12,536	11,338	6,172	—	—	—

Total	$838,627	$(349,175)	$489,452	$831,029	$(294,710)	$536,319		$70,293	$69,717	$63,790	$56,769	$55,517	$48,433

Amortization expense for the three and nine months ended September 30, 2006 was $18,424,000 and $53,461,000, respectively, of which $15,274,000 and $44,011,000, respectively, related to amortization of acquired product rights.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

We incur losses in the U.S. where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses through offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in US product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The increase in the valuation allowance for the nine months ended September 30, 2006 was approximately $20,268,000 resulting in a provision for income taxes of $24,351,000 for this period. The income tax provision primarily represents the taxes payable on earnings in tax jurisdictions outside the U.S., foreign withholding taxes, interest on U.S. liabilities recorded in connection with the 1997 through 2001 IRS examination and state and local taxes.

Our effective tax rate for the nine months ended September 30, 2005 was affected by pre-tax losses resulting from a restructuring charge of $2,038,000 and the write-off of acquired IPR&D expenses in connection with the Xcel acquisition of $126,399,000. These charges are not deductible for income tax purposes. The tax provision in the nine months ended September 30, 2005 relates to the expected taxes on earnings in tax jurisdictions outside the U.S., net of valuation allowance adjustments, plus recording a liability for the 1997 through 2001 IRS examination.

Certain of the adjustments related to the 1997 through 2001 IRS examination are being challenged through the IRS appeals process.

9.	Common Stock and Share Compensation

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Options Issued Under our Equity Incentive Plans:  The following table sets forth information relating to stock options issued under our equity incentive plans (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2004	13,336	$17.93
Granted	2,192	18.16
Exercised	(160)	20.10
Canceled	(736)	22.28

Shares under option, December 31, 2005	14,632	17.80
Granted	187	17.15
Exercised	(520)	13.54
Canceled	(1,233)	20.57

Shares Under Option, September 30, 2006	13,066	$17.60

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at September 30, 2006	8,114	$17.14

Options available for grant at December 31, 2005	513

Options available for grant at September 30, 2006	5,742

The schedule below reflects the number of outstanding and exercisable options as of September 30, 2006 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable		Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number	Exercise	Number	Exercise	Contractual
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$8.10 to $13.83	4,445	$10.20	3,660	$10.10	6.26
$14.99 to $18.55	4,624	$17.99	1,895	$18.18	7.89
$18.70 to $46.25	3,997	$25.39	2,559	$26.44	6.65

	13,066		8,114

The fair value of options granted in 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005

Weighted-average life (years)	4.1	4.1
Volatility	38%	41%
Expected dividend per share	$0.31	$0.31
Risk-free interest rate	4.88%	4.33%
Weighted-average fair value of options (restated)	$5.33	$6.10

The aggregate intrinsic value of the stock options outstanding at September 30, 2006 was $50,992,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at September 30, 2006 was $38,527,000. During the nine months ended September 30, 2006 stock options with an aggregate intrinsic value of $2,748,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

market and exercise prices. The fair value of options that vested in the nine months ended September 30, 2006 as determined using the Black Scholes valuation model, was $12,003,000.

Restricted Stock Units Issued Under our Incentive Plan:  During 2006 and 2005, pursuant to our approved director compensation plan, we granted our non-employee directors 57,416 and 41,764 shares of restricted stock units, respectively. Additionally in 2005 we granted certain officers of our company, in the aggregate, 90,000 restricted stock units. The restricted stock units issued had a fair value (equal to the market price of our stock on the grant date) of $960,000 and $880,000 in 2006 and 2005, respectively. Each restricted stock unit granted to non-employee directors vests over one year, is entitled to dividend equivalent shares and is exchanged for a share of our common stock one year after the director ceases to serve as a member of our board. Each restricted stock unit granted to certain officers of our company vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend-equivalent shares and is exchanged for a share of our common stock upon vesting. In the nine months ended September 30, 2006, 46,948 restricted stock units were cancelled. As of September 30, 2006 and December 31, 2005, there were 265,906 and 242,442 restricted stock units outstanding, respectively.

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount to market price. Additionally, the market prices under the ESPP program are the lower of our stock price at the beginning or end of each six-month ESPP enrollment period. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of our fiscal year for a period of ten years, ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In the year ending 2005, we issued 100,000 shares of common stock for proceeds of $1,644,000. In the nine month period ended September 30, 2006, 63,880 shares were issued for proceeds of $938,000. Under SFAS 123(R) we recorded $69,000 and $337,000 as compensation expense in the three and nine months ended September 30, 2006, respectively, for shares expected to be purchased under this plan. This amount consists of the 15% discount to market price offered to participating employees under the ESPP plus the additional value, determined under the Black-Scholes model, of the plan feature allowing purchased share price to be based on the lower of our share price at the beginning or end of each ESPP enrollment period.

The components of stock compensation expense and the amounts of future expense that relate to outstanding but unvested stock options and restricted stock awards are set forth in the table below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Employee stock options	$5,123	$289	$14,529	$889
Phantom and restricted stock units	462	510	1,485	1,562
Employee stock purchase plan	69	—	337	—

Total stock compensation expense	$5,654	$799	$16,351	$2,451

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense for the three months and nine months ended September 30, 2006 and 2005 was recorded in the following expense classifications (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Cost of goods sold	$225	$63	$1,026	$188
Selling expenses	745	35	2,458	105
General and administrative expenses	4,151	480	10,751	1,485
Research and development costs	533	221	2,116	673

	$5,654	$799	$16,351	$2,451

The amounts of future stock compensation expense associated with outstanding stock options and restricted stock units is scheduled to be charged to expense as follows (in thousands):

Amortization of Stock Compensation Expense
Remainder of 2006	$3,043
2007	7,227
2008	2,800
2009 and thereafter	747

$13,817

10.	Legal Proceedings and Contingencies

We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:

Derivative Actions Related to Ribapharm Bonuses:  We are a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purports to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuit asserts claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff seeks, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

members of the Board and management in connection with the initial public offering of Ribapharm (the “Ribapharm Bonuses”). The Court granted our motion to stay the California proceedings in favor of the similar Delaware proceedings.

We have settled the litigation with respect to ten of the defendants, nine of whom each received Ribapharm Bonuses of $330,500, and one who received a Ribapharm Bonus of $500,000. On May 18, 2005, the Delaware Court of Chancery approved all of the settlements and dismissed all claims except those related to the Ribapharm Bonuses. Three of the settling defendants were first elected to our Board of Directors in 2001 (the “2001 Directors”), only one of whom currently serves on the Board of Directors. Pursuant to the settlements, the 2001 Directors forfeited their 2003 annual Board of Directors’ stipend and all of their restricted stock units in exchange for a release from further liability in the lawsuit (the “2001 Director Settlement”). The 2001 Director Settlement further provides that, in the event we negotiate a settlement with certain defendants on financial terms that are materially better than those set forth in the settlement agreements with the 2001 Directors, we agree to adjust the 2001 Directors’ settlement payment by a comparable proportion. Following court-sponsored mediation in the Delaware Court of Chancery, we entered into settlement agreements with seven other defendants. Pursuant to these settlements, six of these defendants (the “Outside Director Defendants”) are required to pay to us $150,000 in exchange for a release from further liability in the lawsuit. The Outside Director Defendants will receive an offset credit of $50,000 for release of their claimed right to payments for the automatic conversion of stock options that were not issued to them in 2002. As provided in the settlement agreements, six of the Outside Director Defendants have each paid $100,000 in cash to us in settlement payments. The seventh settling former director has paid $80,000 to us pursuant to his settlement agreement with us in exchange for a release from further liability in the lawsuit. Following the mediated settlement agreements with the Outside Director Defendants, counsel for the 2001 Directors notified us that, in the 2001 Directors’ opinion, the settlement agreements with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlements with the 2001 Directors and have demanded that we pay to the 2001 Directors the sum of $50,000 each. We have advised the 2001 Directors that the settlement agreements reached with the other defendants do not trigger this provision. If it is deemed that the financial terms of the settlement with the Outside Director Defendants are on financial terms that are materially better than those set forth in the settlement with the 2001 Directors, the 2001 Directors’ settlement payment will be adjusted by a comparable proportion.

The claims with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,050,000 and $3,000,000, respectively, were tried in Delaware Chancery Court in a one-week trial beginning February 27, 2006. On July 28, 2006, we settled the claims with respect to Mr. Panic for $20 million, which amount has been paid to us. We recorded a $17,550,000 gain resulting from this settlement. The amount reflects the settlement proceeds net of related costs associated with the litigation and settlement arrangement.

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006 respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. The defendants have not yet responded to the complaints. We expect the actions to be consolidated before a single judge after which the plaintiffs will file a single consolidated complaint. We will evaluate the consolidated complaint and respond accordingly.

Patent Oppositions:  Various parties are opposing our ribavirin patents in actions before the European Patent Office (E.P.O.), and we are responding to these oppositions. One patent has been revoked by the Opposition Division of the E.P.O., and we have filed an appeal within the E.P.O. The revoked patent benefited from patent

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

extensions in the major European countries that provided market protection until 2010. A second European patent is also the subject of an opposition proceeding in the E.P.O. Oral proceedings in this opposition are scheduled to take place on June 12, 2007.

Should the opponents ultimately prevail against both of our ribavirin patents, the ribavirin component of the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Although data exclusivity applies to these products until 2010, if no ribavirin patent remains in force in Europe, we will no longer receive royalties from Roche.

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

Permax Product Liability Cases.  On July 18, 2005, we were served a complaint in a case captioned Barbara E. Hermansen and Robert B. Wilcox, Jr. v. Eli Lilly & Company, Elan Corporation, plc, Amarin Corporation plc and Valeant Pharmaceuticals International, Case No. 05 L 007276 in the Circuit Court of Cook County, Illinois, which case has subsequently been removed to federal court. This case alleged that the use of Permax caused the plaintiff to become a compulsive gambler, and as a result, she suffered significant economic loss and severe emotional and mental distress. The parties settled this case on September 7, 2006, with neither Valeant nor Eli Lilly admitting liability or responsibility for the claims. The settlement did not have a material impact on our consolidated financial position, results of operation or liquidity.

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

Xcel filed this suit within forty-five days of Kali’s Paragraph IV certification. As a result, The Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) provided an automatic stay on the FDA’s approval of Kali’s ANDA for thirty months, which expired on November 28, 2006.

Trademark litigation:  Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and the company’s VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions, including Argentina, Australia, Brazil, Canada, Chile, Colombia, Czech Republic, European Union, France, Germany, Indonesia, Israel, Japan, Malaysia, New Zealand, Romania, Slovak

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela, the United Kingdom and the United States. Valent Biosciences’ oppositions in Colombia, Czech Republic, France, Indonesia, Japan, New Zealand, Romania, Slovak Republic, Spain, Switzerland, and Turkey have been denied. Valent Biosciences is appealing the denial of their opposition in Turkey. We are appealing the Chilean ruling in Valent’s favor. Also, we have initiated actions to cancel trademark registrations owned by Valent Biosciences in Germany, Israel, South Korea and the United Kingdom and have opposed Valent’s application to register the VALENT mark in Switzerland in connection with pharmaceuticals. We have responded or will respond to all opposition proceedings that have been filed and discovery is ongoing in the opposition proceeding in the United States. Valent Biosciences has also filed for cancellation of the VALEANT trademark in Austria. If the cancellation filing or any of the opposition proceedings are successful, we would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in the VALEANT mark those particular jurisdictions.

Former ICN Yugoslavia Employees:  In December 2003, sixteen former employees of ICN Yugoslavia filed a complaint in state court in Orange County, California. Plaintiffs allege that we breached a promise by Milan Panic, who allegedly offered plaintiffs full pay and benefits if they boycotted the company while under the management installed following the Yugoslavian government’s takeover of ICN Yugoslavia. Plaintiffs’ initial complaint and first amended complaint were both dismissed by the judge in March and October 2004, respectively. However, plaintiffs appealed and the Court of Appeal reversed the trial court’s dismissal. Plaintiffs filed their second amended complaint in January 2006, alleging only unjust enrichment and constructive fraud. Discovery has been proceeding and is scheduled to close on January 31, 2007. Our summary judgment motion is scheduled to be heard on February 9, 2007 and trial has been set to begin on March 19, 2007.

Republic of Serbia litigation:  In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika for $34,000,000. We received a payment of $28,000,000 in March 2006 and will receive an additional $6,000,000 in 2007, with respect to which we have received a bank letter of credit.

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

11.	Business Segments

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

In addition, we have a research and development division. As part of the restructuring announced on April 3, 2006, our discovery and pre-clinical development operations were sold on December 21, 2006 to Ardea Biosciences, Inc.

The segment information below for the three and nine months ended September 30, 2005 has been restated from our previous presentations to reflect our new segment structure as described above.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the amounts of our segment revenues and operating income for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenues
Specialty pharmaceuticals
North America	$71,225	$60,962	$219,385	$170,396
International	60,530	56,178	170,191	152,524
EMEA	67,251	66,302	199,587	203,246

Total specialty pharmaceuticals	199,006	183,442	589,163	526,166
Ribavirin royalties	20,968	21,953	60,694	65,494

Consolidated revenues	$219,974	$205,395	$649,857	$591,660

Operating Income (Loss)
Specialty pharmaceuticals
North America	16,433	16,555	53,658	49,893
International	18,589	17,235	50,695	42,996
EMEA	10,658	10,566	27,268	31,448

	45,680	44,356	131,621	124,337
Corporate expenses(1)	(16,712)	(15,257)	(55,272)	(44,594)

Total specialty pharmaceuticals	28,968	29,099	76,349	79,743
Restructuring charges(2)	(17,139)	(135)	(96,687)	(506)
Gain on litigation settlement	17,550		51,550
Research and development	(3,366)	(8,930)	(26,340)	(24,887)
Acquired IPR&D(2)	—	—	—	(126,399)

Consolidated segment operating income (loss)	26,013	20,034	4,872	(72,049)
Interest income	3,209	3,194	8,582	9,327
Interest expense	(10,960)	(10,078)	(32,259)	(29,821)
Other, net	(454)	(1,207)	1,240	(5,629)

Income (loss) from continuing operations before provision for income taxes and minority interest	$17,808	$11,943	$(17,565)	$(98,172)

(1)	All stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of September 30, 2006 and December 31, 2005 (in thousands):

	Total Assets
	September 30,	December 31,
	2006	2005
		(Restated)

North America	$482,850	$502,895
International	290,220	289,427
EMEA	399,049	373,709
Corporate	184,724	235,190
Research and Development Division	108,783	112,669
Discontinued operations	660	127

Total	$1,466,286	$1,514,017

The following table sets forth our long-term assets by segment as of September 30, 2006 and December 31, 2005 (in thousands):

	Long Term Assets
	September 30,	December 31,
	2006	2005
		(Restated)

North America	$382,441	$426,745
International	156,566	167,036
EMEA	115,147	129,952
Corporate	61,049	138,239
Research and Development Division	37,953	52,477
Discontinued operations	660	127

Total	$753,816	$914,576

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Dermatology
Efudix/Efudex®(P)	$15,502	$14,365	$46,061	$45,872
Kinerase®(P)	6,622	5,921	22,506	16,177
Oxsoralen-Ultra®(P)	613	449	7,714	7,544
Dermatixtm(P)	2,553	2,249	7,364	6,711
Eldoquin(P)	1,935	2,000	4,688	4,521
Other Dermatology	8,380	8,590	26,206	23,100
Infectious Disease
Infergen®(P)(a)	9,134	—	34,148	—
Virazole®(P)	2,142	3,377	11,723	11,704
Other Infectious Disease	4,448	4,952	14,069	15,049

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Neurology
Diastat(P)(b)	14,802	17,525	38,533	36,993
Mestinon®(P)	11,449	12,206	33,592	32,500
Cesamet(P)	6,487	2,919	13,832	6,893
Librax(P)	3,002	4,042	10,926	9,792
Dalmane/Dalmadorm(P)	2,538	2,597	7,548	8,568
Migranal(P)(b)	1,133	3,744	6,949	8,648
Tasmar®(P)	1,721	1,430	4,548	4,348
Limbitrol(P)	1,635	1,438	4,487	3,910
Zelapar(P)	3,824	—	3,824	—
Other Neurology	15,938	10,958	46,103	37,050
Other Therapeutic Classes
Bedoyectatm(P)	13,879	14,549	36,970	34,769
Solcoseryl(P)	4,908	5,837	12,882	13,942
Bisocard(P)	4,045	3,284	11,522	9,303
Nyal(P)	2,134	4,191	8,691	12,031
Espaven(P)	3,340	2,324	7,625	5,395
Calcitonin(P)	1,149	1,835	5,227	7,154
Espacil(P)	1,235	1,909	4,092	4,000
Aclotin(P)	1,364	1,379	3,956	4,269
Other Pharmaceutical Products	53,094	49,372	153,377	155,923

Total product sales	$199,006	$183,442	$589,163	$526,166

Total Promoted Product sales(P)	$117,146	$109,570	$349,408	$295,044

(a)	Infergen was acquired from InterMune on December 30, 2005.

(b)	Diastat and Migranal were acquired with the Xcel transaction on March 1, 2005.

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

During the three months ended September 30, 2006 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $35,569,000 in the three-month period ended September 30, 2006, representing 18% of our product sales. In the nine-month period ended September 30, 2006, sales to McKesson Corporation were $108,372,000, representing 18% of our product sales. In prior years no single customer accounted for more than 10% of product sales in any period.

12.	Subsequent Events

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

In the event that The Bank of New York is successful in asserting that our failure to timely file this quarterly report is a default under the indenture, such default will become an “Event of Default” under the indenture unless we cure the default within 60 days of receipt of the notice of default. The filing of this Form 10-Q cures this asserted default.

On December 13, 2006, we entered into agreements to assign and license the development and commercial rights to pradefovir to Schering-Plough. The transaction closed on January 9, 2007. Under the terms of the agreements, Schering-Plough made an upfront payment of $19.2 million to Valeant and will pay up to an additional $65 million in aggregate fees upon the achievement of certain development and regulatory milestones. Schering-Plough will also pay royalties to us in the event pradefovir is commercialized.

On December 21, 2006 we sold certain of our discovery and preclinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals) (“Ardea”). The sale includes the rights to Valeant’s HIV and cancer development programs. Under the terms of the agreement, Ardea will make payments to Valeant upon the achievement of clinical milestones relating to the HIV and cancer programs. Valeant has an option, exercisable upon the completion of Phase 2b studies by Ardea, to reacquire rights to commercialize its HIV program outside of the United States and Canada upon Ardea’s completion of Phase 3 trials. Ardea will pay Valeant development milestones and royalties upon its commercialization of the HIV and cancer programs. Valeant would make milestone and royalty payments to Ardea related to the clinical advancement and commercialization of the HIV program should Valeant exercise its option to acquire rights to this program outside the United States and Canada.

We moved into our new worldwide corporate headquarters in Aliso Viejo, California, effective December 22, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

We have filed an amendment to our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), originally filed on March 16, 2006, to restate our consolidated balance sheets as of December 31, 2005 and 2004, our consolidated statements of operations and comprehensive loss for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of changes in stockholders’ equity for the years ended December 31, 2005, 2004 and 2003, and the related disclosures. The Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

We will file amended quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2006, originally filed on May 9, 2006 and August 8, 2006, respectively, to restate our condensed consolidated financial statements and the related disclosures for the three month and six month periods ended March 31, 2006 and 2005 and June 30, 2006 and 2005, respectively. We have also restated our condensed consolidated financial statements for the periods ended September 30, 2005 included in this quarterly report on Form 10-Q for the quarter ended September 30, 2006.

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

The Special Committee made a determination, based on the available evidence, of measurement dates for each affected grant. If the grants were approved at a meeting of the compensation committee of the board of directors and there was no actual evidence of a change in the approved list of individual awards, the measurement date selected was the date of the compensation committee meeting. If there was actual evidence of a change in the list of individual awards and evidence of when the list became final, the measurement date selected was the date when the list became final. If there was actual evidence of a change in the list but evidence of when the list became final was not definitive, the measurement date was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement.

In total we recorded $31,111,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement to correct errors for awards granted from 1982 to date. Of this, $28,651,000 related to awards granted prior to the Change in Control and $2,460,000 to awards granted after the Change in Control. None of these changes affected our previously reported revenues, cash, or cash equivalents. As explained below, however, we also reported corrections for certain other items which impact our reported revenues and cash flow presentations.

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

Between November 1994 and the June 2002 Change in Control, eight broad-based grants were made. All of the 908 individual awards of options to purchase 6.9 million shares comprising those grants had recorded grant dates that differed from the actual grant dates for those transactions and each resulted in additional compensation charges that are reflected in our restated financial statements. Of those eight broad-based grants, six appear to have been annual grants that used the lowest closing price methodology and two appear to have been event-related (in those instances, there are lower prices between the recorded grant date and actual grant date). These eight broad-based option grants accounted for $11,488,000 of the $31,111,000 in pre-tax compensation charges.

During this period, options to directors to purchase a total of 334,000 shares were also found to have recorded grant dates earlier than the dates when the board of directors acted to approve the grants. The grants were dated in accordance with the 1994 Stock Option Plan which provided expressly that the grants were to be dated as of November 11, 1994. The board of directors, however, did not approve that stock option plan until January 1995. Accordingly, we are taking additional non-cash compensation charges equal to the difference between the closing stock price on the date of approval and November 11, 1994. These option grants to directors accounted for $148,000 of the $31,111,000 in pre-tax compensation charges.

Also during this period, there were 114 other individual grants of options to purchase a total of 2.0 million shares with stipulated grant dates earlier than the dates the compensation committee acted to approve these awards. The Special Committee could not determine whether the date of those grants were based on an event or when the former chief executive officer, Milan Panic, agreed in principle to the award. These individual option grants accounted for $4,538,000 of the $31,111,000 in additional compensation charges.

The restatement also includes a pre-tax charge of $997,000 related to a stock option grant to a former chief financial officer, who left in 2002. This grant of options to purchase 100,000 shares was granted to him with a recorded grant date a few days before he joined us in May 1998. The Special Committee concluded that this award of options was effectively amended in December 1998 to lower its exercise price. There is evidence which suggests that certain members of former management knew or should have known that this transaction and one other transaction (resulting in a pre-tax charge of $450,000) had accounting, tax, and disclosure consequences and that they failed to take appropriate action. These options have been accounted for as variable awards in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“FIN 44”) in the restated financial statements. Variable accounting ceased in 2002 when these options were surrendered.

We also recorded $1,375,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for awards granted between 1982 and 1994.

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

During the year ended December 31, 2002, we recorded a pre-tax charge of $61,400,000 related to our cash payment obligation under the 1998 Plan. The findings of the Special Committee relating to “in-the-money” options that were affected by the Change in Control require that we recognize the remaining grant date intrinsic value resulting from the acceleration of vesting for a number of these options and the value that certain other options could have been surrendered for cash under APB 25 and FIN 44. As a result, an additional compensation charge of $10,105,000 has been recorded in fiscal year 2002.

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

The stock option accounting errors after the Change in Control resulted from allocation adjustments to the list of grants to individual non-executives after the compensation committee or the board of directors had approved the allocation of an aggregate number of shares to be available to non-executive employees. In no event did the adjustments result in shares being granted in excess of the aggregate number of shares approved by the compensation committee or the board of directors. Further, none of those adjustments related to the chief executive officer, chief financial officer, or any member of the board of directors. The Special Committee concluded that there was no evidence that management operating since the Change in Control were aware that the processes used to grant and account for broad-based grants were flawed or that the process employed was for the purpose of granting in-the-money stock options. In reaching this conclusion, the Special Committee took note that that process had been consistently employed even for the November 2005 grants in which the process resulted in stock option grants at higher exercise prices than the closing price of our common stock on the date of finalization of the allocation list for non-executives. The Special Committee also concluded that there was no evidence that current management was aware of any financial statement impact, tax consequences or disclosure implications of its flawed processes.

Between May 2003 and November 2005, we made four broad-based grants (May 2003, November 2003, November 2004 and November 2005). The May 2003 grants were made to non-executive employees. The November 2003, 2004 and 2005 grants were made to a broad base of employees, including senior executives (the “November Grants”). With respect to each of the November Grants, the granting authority (either the compensation committee or the board of directors) made specific grants to specific members of executive management, including, among others, the chief executive officer, the chief operating officer, and the chief financial officer. Additionally, the broad-based grants made after the Change in Control were approved either at regularly scheduled meetings of the Compensation Committee or at meetings of the board of directors. The stock option accounting errors that affected 164 individual grants of options to purchase 1.5 million shares resulted from slight adjustments to the non-executive grant lists after the relevant compensation committee or board meetings. In no event did the adjustments result in shares being granted in excess of the number of options approved by the compensation committee or the board of directors. As a result of its work, the Special Committee made a determination of new measurement dates for each affected grant. With respect to three of the four broad-based grants (May 2003, November 2003 and November 2005), the measurement date selected was the date on which the rank and file list became final. With respect to the remaining broad-based grant (November 2004), there was actual evidence of a change in the rank and file list but inconclusive evidence when the list became final. The measurement date for that grant was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement. A total of 14 other individual awards (0.1 million shares) made to rank-and-file employees since the change of control were also found to contain administrative stock option accounting errors.

To correct these errors, we recorded $2,460,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for the period July 1, 2002 through December 31, 2005. These non-cash charges have no impact on previously reported revenues, cash or cash equivalents. As explained below, however, we also reported corrections for certain other items which do have an impact on reported revenues and cash flow presentations.

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

Summary and Other Items

In addition, we have restated the aforementioned financial statements to correct certain accounting errors which were previously identified but not considered to be material through December 31, 2005. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments. The income tax adjustments include reducing the charge taken to increase the valuation allowance in 2004 by $11,566,000 as a result of recording less U.S. deferred tax assets in prior periods, which had originated from administrative errors in the preparation of tax returns in earlier periods and were immaterial to each of those prior periods. The cumulative effect of these errors on retained earnings as of December 31, 2005 was $4,714,000. The restatement impact through June 30, 2006 of these other corrections and of the non-cash charges for stock-based compensation that have resulted from the review of the Special Committee are summarized in the table below:

	Six Months							Total
	Ended						Cumulative	Additional
	June 30,	Year Ended December 31,					Effect	Expense
	2006	2005	2004	2003	2002	2001	1982-2000	(Income)
	(In thousands)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$—	$2,657	$2,701	$6,130	$11,488
Option grants to directors with improper measurement dates	—	—	—	—	119	9	20	148
Other option grants with improper measurement dates	—	—	—	—	546	999	2,993	4,538
Repriced option grant	—	—	—	—	(482)	783	696	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	—	10,105	—	—	10,105

Sub-total pre-Change in Control	—	—	—	—	12,945	4,492	11,214	28,651

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	(3)	1,171	1,085	172	—	—	—	2,425
Other stock option matters after June 2002	—	22	(7)	20	—	—	—	35

Sub total post-Change in Control	(3)	1,193	1,078	192	—	—	—	2,460

Total impact of additional stock compensation on operating income	(3)	1,193	1,078	192	12,945	4,492	11,214	31,111
Other items corrected in connection with restatement	(1,772)	(2,273)	(1,265)	(90)	1,209	(1,184)	7,741	2,366
Tax effects of above and other tax items	(1,170)	963	(14,957)	1,785	(4,461)	(2,471)	10,289	(10,022)

Net income decrease (increase) resulting from all restatement items	$(2,945)	$(117)	$(15,144)	$1,887	$9,693	$837	$29,244	$23,455

The cumulative effect for errors in 2002 and prior years of $39,774,000 was recorded as a reduction of retained earnings at December 31, 2002.

The pre-tax effect of the correction for stock-based compensation was $157,000, $206,000, $792,000, $2,503,000, $2,690,000, and $3,491,000 for 1995, 1996, 1997, 1998, 1999, and 2000, respectively. The cumulative pre-tax effect of the correction for stock-based compensation between 1982 and 1994 was $1,375,000.

In light of the conclusions of the Special Committee’s review of our stock option granting practices, we have re-evaluated the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 in the 2005 Form 10-K. The restated report is set forth in the Form 10-K/A. Based on this analysis, we have determined that there was a material weakness in our internal control over financial reporting relating to the accounting and disclosure of our stock-based compensation expense as of December 31, 2005 and as of September 30, 2006. We implemented remedial controls in 2006.

The effects of the restatement on the Consolidated Statement of Operations for the three months and nine months ended September 30, 2005 are summarized below:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As			As
	Previously			Previously
	Reported	Adj.	As Restated	Reported	Adj.	As Restated
	(In thousands, except per share data)			(In thousands, except per share data)

Revenues:
Product sales	$183,004	$438	$183,442	$525,635	$531	$526,166
Ribavirin royalties	21,953	—	21,953	65,494	—	65,494

Total revenues	204,957	438	205,395	591,129	531	591,660

Costs and expenses:
Cost of goods sold (excluding amortization)	55,694	(1,057)	54,637	157,355	(932)	156,423
Selling expenses	59,017	35	59,052	173,286	105	173,391
General and administrative expenses	26,665	127	26,792	77,227	380	77,607
Research and development costs	28,883	78	28,961	82,166	255	82,421
Acquired in-process research and development	—	—	—	126,399	—	126,399
Restructuring charges	135	—	135	506	—	506
Amortization expense	15,782	—	15,782	46,961	—	46,961

Total costs and expenses	186,176	(817)	185,359	663,900	(192)	663,708

Income (loss) from operations	18,781	1,255	20,036	(72,771)	723	(72,048)
Other income (loss), net, including translation and exchange	(1,207)	—	(1,207)	(5,629)	—	(5,629)
Interest income	3,193	—	3,193	9,327	—	9,327
Interest expense	(10,077)	—	(10,077)	(29,821)	—	(29,821)

Income (loss) from continuing operations before income taxes and minority interest	10,690	1,255	11,945	(98,894)	723	(98,171)
Provision for income taxes	15,319	250	15,569	41,745	595	42,340
Minority interest, net	184	—	184	489	—	489

Loss from continuing operations	(4,813)	1,005	(3,808)	(141,128)	128	(141,000)
Income (loss) from discontinued operations	1,123	—	1,123	(2,368)	—	(2,368)

Net loss	$(3,690)	$1,005	$(2,685)	$(143,496)	$128	$(143,368)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$0.01	$(0.04)	$(1.54)	$—	$(1.54)
Income (loss) from discontinued operations	0.01	—	0.01	(0.03)	—	(0.03)

Basic and diluted net loss per share	$(0.04)	$0.01	$(0.03)	$(1.57)	$—	$(1.57)

Basic and diluted shares used in per share computation	92,626	—	92,626	91,357	—	91,357

Below is a summary of the restatements effect on cash flows from operating activities for the nine months ended September 30, 2005.

	Nine Months Ended
	September 30,
	2005		2005
	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(143,496)	$128	$(143,368)
Income (loss) from discontinued operations	(2,368)	—	(2,368)

Loss from continuing operations	(141,128)	128	(141,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,321	—	68,321
Provision for losses on accounts receivable and inventory obsolescence	6,299	—	6,299
Stock compensation expense	1,562	889	2,451
Translation and exchange (gains) losses, net	5,629	—	5,629
Impairment charges and other non-cash items	697	—	697
Acquired in-process research and development	126,399	—	126,399
Deferred income taxes	(18,275)	—	(18,275)
Change in assets and liabilities, net of effects of acquisitions:		—
Accounts receivable	8,157	—	8,157
Inventories	(18,216)	—	(18,216)
Prepaid expenses and other assets	2,178	(1,120)	1,058
Trade payables and accrued liabilities	9,334	(492)	8,842
Income taxes	14,509	595	15,104
Other liabilities	2,035	—	2,035

Cash flow from operating activities in continuing operations	67,501	—	67,501
Cash flow from operating activities in discontinued operations	(1,522)	—	(1,522)

Net cash provided by operating activities	$65,979	$—	$65,979

Below is a summary of Valeant’s Consolidated Balance Sheet as of December 31, 2005 and the adjustments thereto which result from the restatement:

	December 31, 2005
	As Previously
	Reported	Adjustments	As Restated
	(Amounts in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$224,856	$—	$224,856
Marketable securities	10,210	—	10,210
Accounts receivable, net	187,987	—	187,987
Inventories, net	136,034	—	136,034
Prepaid expenses and other current assets	36,652	3,702	40,354

Total current assets	595,739	3,702	599,441
Property, plant and equipment, net	230,126	—	230,126
Deferred tax assets, net	45,904	(20,562)	25,342
Goodwill	79,486	—	79,486
Intangible assets, net	536,319	—	536,319
Other assets	43,176	—	43,176

Total non-current assets	935,011	(20,562)	914,449
Assets of discontinued operations	127	—	127

	$1,530,877	$(16,860)	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$55,279	$—	$55,279
Accrued liabilities	136,701	4,137	140,838
Notes payable and current portion of long-term debt	495	—	495
Income taxes	42,452	4,872	47,324

Total current liabilities	234,927	9,010	243,936
Long-term debt, less current portion	788,439	—	788,439
Deferred tax liabilities, net	28,770	(20,562)	8,208
Other liabilities	16,372	—	16,372

Total non-current liabilities	833,581	(20,562)	813,019
Liabilities of discontinued operations	23,118	—	23,118

Stockholders’ Equity:
Common Stock	928	—	928
Additional capital	1,203,814	21,093	1,224,907
Accumulated deficit	(743,950)	(26,400)	(770,350)
Accumulated other comprehensive income (loss)	(21,541)	—	(21,541)

Total stockholders’ equity	439,251	(5,308)	433,944

	$1,530,877	$(16,860)	$1,514,017

Overview

We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products, primarily in the areas of neurology, infectious disease, and dermatology. We focus our greatest resources and attention principally in the therapeutic areas of neurology, infectious disease and dermatology. Our marketing and promotion efforts focus on our Promoted Products, which include products marketed globally, regionally and locally with annual sales in excess of $5 million. Our products are currently sold in more than 100 markets around the world, with our primary focus on the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, and Spain.

Our primary value driver is a specialty pharmaceutical business with a global platform. We believe that our global reach and marketing agility make us unique among specialty pharmaceutical companies, and provide us with the ability to leverage compounds in the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties are expected to decline gradually as a result of market competition and ultimately the eventual loss of patents and data exclusivity in European markets and Japan.

Specialty Pharmaceuticals

Specialty Pharmaceutical Revenues:  Product sales from our specialty pharmaceutical segments increased $15,564,000 (8%) and $62,997,000 (12%) for the three and nine months ended September 30, 2006, respectively, over the same periods in 2005. The increase in specialty pharmaceutical sales for the three months ended September 30, 2006 was due to a 9% increase in selling prices and a 1% positive impact from foreign exchange fluctuations, offset by a 1% decrease in volume. The increase in specialty pharmaceutical sales for the nine months ended September 30, 2006 was due to a 7% increase in volume and a 5% increase in selling prices, with a negligible impact from foreign exchange fluctuations. Sales from products related to the acquisition of Xcel in March 2005 contributed $18,794,000 and $54,599,000 to product sales in the three and nine months ended September 30, 2006, respectively, reflecting declines in non-promoted products acquired from Xcel and lower sales of Diastat and Migranal in the third quarter than in the same period in the prior year. Sales from Infergen, acquired on December 30, 2005, contributed $9,134,000 and $34,148,000 in the three and nine months ended September 30, 2006, respectively. Product sales from our Promoted Products increased $7,576,000 (7%) and $54,364,000 (18%) for the three and nine months ended September 30, 2006, respectively, over the same period from 2005.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and neurology. Research and development expenses were $20,849,000 and $77,270,000 for the three and nine months ended September 30, 2006, respectively, compared to $28,961,000 and $82,421,000 for the same periods in 2005, resulting in decreases of $8,112,000 (28%) in the three-month period and $5,151,000 (6%) in the nine-month period, respectively.

In April 2006 we announced a major restructuring program which will result in a reduction of the size and scope of our research and development activities. See “Company Strategy and Restructuring” below.

Ribavirin Royalties

Ribavirin royalty revenues decreased $985,000 (4%) and accounted for 9% of our total revenues from continuing operations for the three months ended September 30, 2006 as compared to 12% in the similar three-month period in 2005. Ribavirin royalty revenues decreased $4,800,000 (7%) and accounted for 9% of our total revenues from continuing operations for the nine months ended September 30, 2006 as compared to 11% in the similar nine-month period in 2005. The year-to-date decrease in ribavirin royalties includes the effects of generic competition in the United States, partially offset by increased royalties in Japan.

Company Strategy and Restructuring

The key elements of our strategy, as refined by the restructuring program announced on April 3, 2006, include the following:

Targeted Growth Opportunities.  We focus our business on key markets, across three therapeutic areas and on products we have or may acquire where we can leverage our local market resources and particular brand recognition. We believe that our targeted core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. In addition, we intend to continue to pursue life-cycle management strategies for our regional and local brands.

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

Clinical Development Activities.  We are focusing efforts and expenditures on two late stage development projects: Viramidine (taribavirin), a potential treatment for hepatitis C and retigabine, a potential treatment for partial onset seizures in patients with epilepsy. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. As previously announced, we intend to sell rights to, out-license, or secure partners to share the costs of our major clinical projects and discovery programs. On January 9, 2007, we licensed the development and commercialization rights to the hepatitis B compound pradefovir to Schering-Plough. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals), (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 3 trials. We continue to pursue partnering opportunities for Viramidine and retigabine to share the costs of development, and look to license in additional compounds in the clinic to diversify our opportunities and the inherent risks associated with product development.

The restructuring program will also result in reduced selling, general and administrative expenses primarily through consolidation of our management functions into fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Asia, Africa and Australia, (“AAA”), which were formerly managed as a separate business unit, have been combined with those of other regions. As a result we now have three reportable pharmaceutical segments, which comprise our pharmaceutical operations in:

•	North America, comprising the United States and Canada.

•	International. The Latin America, Asia, and Australasia regions are now described as “International”.

•	Europe, Middle East, and Africa (“EMEA”).

We anticipate that the total restructuring program will result in charges that will range between $90,000,000 and $125,000,000. These charges include impairment charges resulting from the planned sale of our manufacturing facilities in Puerto Rico and Switzerland, our former headquarters facility and discovery and pre-clinical operations equipment. The anticipated charges also include employee severance costs resulting from a total reduction of approximately 750 employees, the majority of whom work in the manufacturing facilities which will be sold.

We recorded provisions of $17,139,000 and $96,687,000 in the three and nine months ended September 30, 2006, respectively, in connection with the restructuring program. During the third quarter of 2006 as a result of the restructuring of our research and development activities, we began actively marketing for sale our former headquarters facility where our former research laboratories were located. We classified this facility as “held for sale” in September 2006 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Fixed asset impairment charges in the three months ended September 30, 2006 included: $8,788,000 for the impairment of our former headquarters facility and $1,996,000 for the impairment of fixed assets in our research and development segment. Severance charges recorded in the three and nine months ended September 30,

2006 total $1,922,000 and $13,935,000, respectively, and relate to employees whose positions were eliminated in the restructuring. Amounts recorded in the first and second quarter of 2006 are largely comprised of the impairment charges for our manufacturing sites in Puerto Rico and Switzerland of $21,134,000 and $27,631,000, respectively. The fair value of these sites was determined based on independent appraisals. The restructuring charges also consist of other costs as detailed below.

We believe we will sell our factories in Basel, Switzerland and Puerto Rico in the first half of 2007. We expect that these factories will be transferred to “held for sale” classification in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in December 2006. Recent negotiations for the sale of these facilities lead us to believe that additional impairment charges in the fourth of approximately $17,000,000 in the fourth quarter of 2006 are likely.

Restructuring Charge Details

	Three Months Ended	Nine Months Ended	Anticipated Total
	September 30, 2006	September 30, 2006	Restructuring Change
	(In thousands)

Employee Severances (200 Employees)	$1,922	$13,935	$15,000 - 20,000
Contract cancellation and other cash costs	665	1,657	1,000 - 2,000

Subtotal: Cash-related Charges	2,587	15,592	16,000 - 22,000

Abandoned software and other capital assets	193	21,546	23,000 - 26,000
Impairment of fixed assets	14,359	59,549	51,000 - 77,000

Subtotal: Non-cash charges	14,552	81,095	74,000 - 103,000

Total:	$17,139	$96,687	$90,000 - 125,000

The restructuring charges for the three months ended September 30, 2006 represent charges of $2,557,000, $2,571,000, $230,000, $1,628,000 and $10,153,000 in respect of the North America, EMEA, International, R&D and Corporate reporting segments respectively. For the nine months ended September 30, 2006 these amounts are $21,134,000, $31,763,000, $230,000, $1,628,000 and $41,932,000, respectively.

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006
	(In thousands)

Opening accrual	$—	$5,425	$8,551
Charges to earnings	6,644	6,361	2,587
Cash paid	(1,219)	(3,235)	(6,685)

Closing accrual	$5,425	$8,551	$4,453

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

The following tables compare 2006 and 2005 revenues by reportable segments and operating expenses for the three and nine months ended September 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended
	September 30,		Increase/	Percent
	2006	2005	(Decrease)	Change
	(Restated)

Revenues
Specialty pharmaceuticals
North America	$71,225	$60,962	$10,263	17%
International	60,530	56,178	4,352	8
EMEA	67,251	66,302	949	1

Total specialty pharmaceuticals	199,006	183,442	15,564	8
Ribavirin royalties	20,968	21,953	(985)	(4)

Total revenues	219,974	205,395	14,579	7
Costs and Expenses
Cost of goods sold (excluding amortization)	60,305	54,637	5,668	10
Selling expenses	67,582	59,052	8,530	14
General and administrative expenses	27,212	26,792	420	2
Research and development costs	20,849	28,961	(8,112)	(28)
Gain on litigation settlement	(17,550)	—	(17,550)	NM
Restructuring charges	17,139	135	17,004	NM
Amortization expense	18,424	15,782	2,642	17

Operating income	$26,013	$20,036	$5,977	(30)

Gross profit on product sales (excluding amortization)	$138,701	$128,805	$9,896	8

Gross profit margin on product sales	70%	70%

	Nine Months Ended
	September 30,		Increase/	Percent
	2006	2005	(Decrease)	Change
	(Restated)

Revenues
Specialty pharmaceuticals
North America	$219,385	$170,396	$48,989	29%
International	170,191	152,524	17,667	12
EMEA	199,587	203,246	(3,659)	(2)

Total specialty pharmaceuticals	589,163	526,166	62,997	12
Ribavirin royalties	60,694	65,494	(4,800)	(7)

Total revenues	649,857	591,660	58,197	10
Costs and Expenses
Cost of goods sold (excluding amortization)	184,665	156,423	28,242	18
Selling expenses	198,127	173,391	24,736	14
General and administrative expenses	86,325	77,607	8,718	11
Research and development costs	77,270	82,421	(5,151)	(6)
IPR&D	—	126,399	(126,399)	NM
Gain on litigation settlement	(51,550)	—	(51,550)	NM
Restructuring charges	96,687	506	96,181	NM
Amortization expense	53,461	46,961	6,500	14

Operating loss	$4,872	$(72,048)	$76,920	(107)

Gross profit on product sales (excluding amortization)	$404,498	$369,743	$34,755	9

Gross profit margin on product sales	69%	70%

In the North America pharmaceuticals segment, revenues for the three months ended September 30, 2006 were $71,225,000, compared to $60,962,000 for the same period in 2005, representing an increase of $10,263,000 (17%). The increase is primarily related to the acquisition of Infergen which contributed $9,134,000 and $34,148,000 in the three and nine months ended September 30, 2006, respectively. The launch of Zelapar in the United States contributed $3,824,000 in the three months ended September 30, 2006. Revenues for the nine months ended September 30, 2006 were $219,385,000 compared to $170,396,000 for the same period in 2005, representing an increase of $48,989,000 (29%). The sales for the nine months ended September 30, 2006 also benefited from the full nine months of Xcel products compared with only seven months in 2005. The region reported increased sales in the third quarter of Cesamet and Kinerase, which were offset by declines in sales of Efudex, Diastat and Mestinon in the period, along with decreased sales of non-promoted products. Product sales in the North America region were 37% and 37% of total product sales in the three and nine months ended September 30, 2006, respectively, compared to 33% and 32% of total product sales for the same periods in 2005. Canadian sales benefited from the increased strength of the Canadian dollar relative to the U.S. dollar, which contributed $734,000 and $2,141,000 to sales in the three and nine months ended September 30, 2006, respectively.

In the International pharmaceuticals segment, revenues for the three months ended September 30, 2006 were $60,530,000 compared to $56,178,000 for the same period in 2005, an increase of $4,352,000 (8%). The increase was due to the acquisition of Melleril in Brazil and an increase in sales of Efudex and several other products. Revenues for the nine months ended September 30, 2006 were $170,191,000 compared to $152,524,000 for the same period in 2005, representing an increase of $17,667,000 (12%). The impact of currency in International decreased reported revenue by $538,000 in the three months ended September 30, 2006 but increased revenue by $300,000 in the nine months ended September 30, 2006.

In the EMEA pharmaceuticals segment, revenues for the three months ended September 30, 2006 were $67,251,000, compared to $66,302,000 for the same period in 2005, representing an increase of $949,000 (1%). Revenues for the nine months ended September 30, 2006 were $199,587,000 compared to $203,246,000, a decrease of $3,659,000 (2%). The EMEA region reported increased sales in the third quarter of Kinerase, Solcoseryl, and Mestinon, which were offset in part by declines in Calcitonin and certain other products. The impact of currency in EMEA increased reported revenue by $2,207,000 in the three months ended September 30, 2006 but decreased revenue by $877,000 in the nine months ended September 30, 2006. Europe continues to be impacted by government imposed price reductions and lower sales volume of non-promoted products.

Ribavirin Royalties:  Ribavirin royalties represent amounts earned under the license and supply agreements with Schering-Plough and Roche. Under a license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. We receive royalty fees from Roche under a license agreement on sale of Roche’s version of ribavirin, Copegus, for use in combination with interferon alfa or pegylated interferon alfa. Ribavirin royalties from Schering-Plough and Roche for the three and nine months ended September 30, 2006 were $20,968,000 and $60,694,000, respectively, compared to $21,953,000 and $65,494,000 for the same periods in 2005, representing decreases of $985,000 and $4,800,000, respectively. Such royalties are expected to decline gradually as a result of market competition and price reductions.

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales was 70% for the third quarters of 2006 and 2005. Gross profit margin on product sales for the nine months ended September 30, 2006 was 69% compared to 70% for the same period in 2005. The decrease in gross profit margin is primarily due to inventory write offs, product mix, and certain manufacturing inefficiencies. Cost of goods sold in 2006 includes a provision of $225,000 and $1,026,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three and six months ended September 30, 2006, respectively.

Selling Expenses:  Selling expenses were $67,582,000 and $198,127,000 for the three and nine months ended September 30, 2006, respectively, compared to $59,052,000 and $173,391,000 for the same periods in 2005, resulting in increases of $8,530,000 (14%) and $24,736,000 (14%), respectively. As a percent of product sales, selling expenses were 34% and 34% for the three and nine months ended September 30, 2006, respectively, compared to 32% and 33% for the same periods in 2005, respectively. The quarterly increase in selling expenses primarily reflects the additional sales force associated with the acquisition of Infergen and includes costs related to the launch of line extensions and new products. Selling expenses in 2006 includes a provision of $745,000 and

$2,458,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three and nine months ended September 30, 2006, respectively.

General and Administrative Expenses:  General and administrative expenses were $27,212,000 and $86,711,000 for the three and nine months ended September 30, 2006, respectively, compared to $26,792,000 and $77,607,000 for the same periods in 2005, resulting in increases of $420,000 (2%) and $8,718,000 (11%), respectively. As a percent of product sales, general and administrative expenses were 14% and 15% for the three and nine months ended September 30, 2006, respectively, compared to 15% for the same periods in 2005. General and administrative expense in the three and nine months ended September 30, 2006 included provisions of $4,151,000 and $10,751,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

Research and Development:  Research and development expenses were $20,849,000 and $77,270,000 for the three and nine months ended September 30, 2006, respectively, compared to $28,961,000 and $82,421,000 for the same periods in 2005, resulting in decreases of $8,112,000 (28%) and $5,151,000 (6%), respectively. Research and development costs are expected to decrease in 2006 due to the restructuring program. Research and development expenses include provisions of $533,000 and $2,116,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three and nine months ended September 30, 2006, respectively.

Acquired In-Process Research and Development:  In the nine months ended September 30, 2005, we incurred an expense of $126,399,000, associated with IPR&D related to the acquisition of Xcel Pharmaceuticals, Inc. The amount expensed as IPR&D represents our estimate of fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

Gain on Litigation Settlement:  In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika for $34,000,000. We received a payment of $28,000,000 in March 2006 and will receive an additional $6,000,000 in 2007, with respect to which we have received a bank letter of credit. In July 2006 we settled litigation with the former CEO of the Company, Milan Panic, for $20,000,000 which has been paid to us. The $17,550,000 gain on litigation settlement in the three months ended September 30, 2006 reflects the settlement proceeds net of related costs associated with the litigation and settlement arrangement.

Restructuring Charges:  In the three and nine months ended September 30, 2006, we incurred restructuring charges of $17,139,000 and $96,687,000, respectively. This program is discussed in more detail in the Company Strategy and Restructuring above. These restructuring charges comprised the write-off of costs related to assets to be abandoned, including abandoned software projects, a portion of the severance costs of the employees who will be terminated in the program, and impairment charges on our manufacturing sites in Puerto Rico and Switzerland, our former corporate headquarters and the equipment of our discovery and preclinical operations.

Amortization:  Amortization expense was $18,424,000 and $53,461,000 for the three and nine months ended September 30, 2006, respectively, compared to $15,782,000 and $46,961,000 for the same periods in 2005, resulting in increases of $2,642,000 (17%) and $6,500,000 (14%), respectively. The increase was primarily due to amortization of the intangible assets acquired in the Infergen acquisition.

Other Income (expense), Net, Including Translation and Exchange:  Other income (expense), net, including translation and exchange was an expense of $454,000 and income of $1,240,000 in the three months and nine months ended September 30, 2006, respectively, compared to expenses of $1,207,000 and $5,629,000 for the same periods in 2005. In the third quarter of 2006, translation gains principally consisted of translation exchange losses of $403,000 in International and a gain of $46,000 in EMEA. In the nine months ended September 30, 2006, translation gains principally consisted of gains of $1,101,000 in International and $286,000 in EMEA.

Interest Expense, net:  Interest expense net of interest income increased $867,000 (13%) and $3,183,000 (16%) during the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, primarily as a result of higher interest rates on variable rate debt and lower interest income as a result of lower cash and investment securities balances.

Income Taxes:  The tax provisions in the third quarters of both 2006 and 2005 relate to the profits of our foreign operations, foreign withholding taxes, liabilities associated with the 1997 through 2001 IRS examination and, state and local taxes in the U.S. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for US income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses. In 2005 a significant portion of the loss relates to a charge for IPR&D associated with the Xcel acquisition that will not be deductible for tax purposes since that acquisition was structured as a stock purchase.

Income from Discontinued Operations, Net of Taxes:  Our income from discontinued operations was $7,546,000 and $7,137,000 for the three and nine months ended September 30, 2006, respectively. These gains compare to a gain of $1,126,000 and a loss of $2,368,000 in the three- and nine-month periods ended September 30, 2005, respectively. The income from discontinued operations in 2006 relates principally to a reduction in the environmental reserve for the discontinued biomedicals facility. The loss from discontinued operations in 2005 relate to closure and wind up of discontinued manufacturing operations in Central Europe.

Liquidity and Capital Resources

Cash and marketable securities totaled $277,450,000 at September 30, 2006 compared to $235,066,000 at December 31, 2005. Working capital was $484,433,000 at September 30, 2006 compared to $355,505,000 at December 31, 2005. The increase in working capital of $128,928,000 was benefited by the settlement of litigation claims, reclassification of certain assets held for sale and was further benefited by operations, partially offset by cash used in inventory purchase commitments, research and development activities, severance, and other restructuring costs.

Cash provided by operating activities is expected to be our primary source of funds in 2006. During the nine months ended September 30, 2006, cash provided by operating activities totaled $80,064,000 compared to $65,979,000 in the same period in 2005, representing an increase of $14,085,000. The increase in cash provided by operating activities is primarily due to increases in sales and gross profits offset in part by a reduction in royalty revenues.

Cash used in investing activities was $22,127,000 for the nine months ended September 30, 2006 compared to $80,325,000 for 2005. In 2006 cash used in investing activities consisted primarily of capital expenditures on corporate programs and existing facilities, offset in part by cash proceeds from sales of assets, including the Warsaw manufacturing facility. In 2005, net cash used in investing activities consisted of payments for the acquisition of Xcel and various other product rights of $288,931,000 and capital expenditures of $27,206,000, partially offset by net proceeds from investments of $222,994,000 and proceeds from the sale of assets of $7,279,000.

Cash used in financing activities was $19,496,000 in the nine months ended September 30, 2006 and principally consisted of dividends paid on common stock of $21,550,000. and debt retirements of $6,422,000. Cash generated from financing activities for the nine months ended September 30, 2005 was $169,672,000, which includes proceeds from our stock offering in connection with the Xcel acquisition of $189,030,000, partially offset by cash dividends paid on common stock of $20,804,000.

In January 2005, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of its 7.0% Senior Notes due 2011. The interest rate on the swap is variable at LIBOR plus 2.41%. The effect of this transaction was to initially lower our effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective interest rate will float and correlate to the variable interest earned on our cash held.

We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contract. As of September 30, 2006, we have collateral of $12,200,000 comprising marketable securities and included in other assets in the accompanying balance sheet.

The restatement of our financial statements caused us to delay the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

In the event that The Bank of New York is successful in asserting that our failure to timely file the quarterly report is a default under the indenture, such default will become an “Event of Default” under the indenture unless we cure the default within 60 days of receipt of the notice of default. The filing of this Form 10-Q cures this asserted default.

Management believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through September 30, 2007, and to provide cash needed to fund capital expenditures and its clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances and cash flow from operations.

While we have historically paid quarterly cash dividends, we did not pay a dividend in the fourth quarter of 2006. We will not be able to pay future dividends unless permitted under the terms of the indenture governing our 7% senior notes.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our annual report on Form 10-K. Our 3% and 4% convertible subordinated notes include conversion features that are considered off-balance sheet arrangements under SEC requirements.

Products in Development

Late Stage Development of New Chemical Entities

Viramidine (taribavirin):  Viramidine is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing Viramidine (taribavirin), in oral form, for administration in combination with pegylated interferon for the treatment of chronic hepatitis C in treatment-naïve patients.

In 2006, we reported the results of two pivotal Phase 3 trials for Viramidine (taribavirin). The VISER (VISER stands for Viramidine Safety and Efficacy Versus Ribavirin) trials included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response, SVR). The results of the VISER trials met the safety criteria but did not meet the efficacy criteria.

The studies demonstrated that 38-40 percent of patients treated with Viramidine achieved SVR and that the drug has a clear safety advantage over ribavirin. We believe that the results of the studies were significantly impacted by the dosing methodology which was a fixed dose of Viramidine (taribavirin) for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results leads us to believe that the dosage of Viramidine (taribavirin), like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. Additionally, we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives.

Based on our analysis, we initiated a Phase 2b study to evaluate the efficacy of Viramidine at 20, 25 and 30 mg/kg in combination with pegylated interferon. A ribavirin control arm also is included in the study. We will conduct interim reviews at weeks four and 12.

The Phase 2b protocol was submitted to the FDA for review. We are discussing the final protocol for the Phase 2b study design with the FDA. If the results of the 12-week interim analysis are positive, we plan to select a dose and initiate a large Phase 3 study. If we initiate a Phase 3 study, we plan to seek a partner to share the investment and risk of this larger development program.

The timeline and path to regulatory approval remains uncertain at this time. The completion of another Phase 3 trial could add significantly to the drug’s development cost and the time it takes to complete development, whether or not we are able to secure a development partner, thereby delaying the commercial launch of Viramidine (taribavirin) and possibly weakening its position in relation to competing treatments. Our external research and development expenses for Viramidine (taribavirin) were $2,204,000 and $13,443,000 for the three and the nine months ended September 30, 2006, respectively. For the three and the nine months ended September 30, 2005, these external research and development expenses for Viramidine (taribavirin) were $8,900,000 and $27,069,000, respectively.

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

Following a Special Protocol Assessment by the FDA two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) will be conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) will be conducted at 60 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring twelve to eighteen months to complete. Supportive Phase 1 trials for retigabine in healthy volunteers started in 2006.

Assuming successful completion of the Phase 3 trials, we expect availability of the trials’ results in 2008. Assuming approval by the FDA, we expect to launch retigabine in 2009. We also plan to evaluate a sustained release formulation of the drug and intend to investigate a new indication for use in treating neuropathic pain. We plan to seek a partner to share the investment and risk in the development of retigabine. For the three and nine months ended September 30, 2006, the external research and development expenses for retigabine were $5,460,000 and $14,648,000, respectively. For the three and nine months ended September 30, 2005, the external research and development expenses for retigabine were $2,389,000 and $5,445,000, respectively.

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

In connection with this transaction, we acquired patent rights and rights to a clinical trial underway to expand the applications of Infergen. In the DIRECT trial (IHRC-001) which started in the second quarter of 2004, 514 patients were enrolled. Of these 514 patients, 343 were assigned to the two treatment arms whereas 171 were assigned to the no-treatment group. In the later case, when these patients reached week 24, they were allowed to enter IRHC-002, the same trial as IRHC-001 except it omits the no-treatment arm. As of September 30, 2006, 22 patients remained in IRHC-001. We reported 24-week and 48-week data from the trial at a scientific meeting in October 2006. The percent of patients who were virus negative at end-of-treatment (treatment week 48) for the Infergen 9 g and 15 g groups were 16 percent and 19 percent, respectively (TMA Assay). Response rates at end-of-treatment using the bDNA assay were 22 percent and 25 percent for the Infergen 9 g and 15 g groups, respectively.

The second DIRECT trial (IHRC-002) has enrolled 144 patients of the possible 171 and is still ongoing. As of September 30, 2006, 32 patients remained in this trial. Both of the DIRECT trials are reviewed on a regular basis by an independent Data Monitoring Committee to monitor the safety of each trial. Post-treatment follow-up for the DIRECT trials are expected to be completed (i.e., last patient visit) in the first and third quarters of 2007, respectively. We expect to report and publish the results from these studies sometime in late 2007.

In the first quarter of 2007, we are initiating a Phase 4 study to evaluate the use of Infergen 15 /day plus ribavirin (1.0-1.2 g/day) in patients who did not have an optimal response at 12 weeks of treatment with pegylated interferon and ribavirin. The multi-center, randomized U.S. study will enroll patients who received initial treatment with pegylated interferon and ribavirin and achieve a >2log10 decline in HCV RNA at week 12 but still have detectable virus. The patients will be immediately randomized to receive Infergen 15 g/day plus ribavirin (1.0-1.2 g/day) for 36 or 48 weeks or continue on their pegylated interferon and ribavirin regimen for an additional 36 weeks of therapy. All treatment groups will have a 24-week follow up period to measure sustained virologic response.

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

Pradefovir (formerly called remofovir):  Pradefovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We have been engaged in the development of this compound into an oral once-a-day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and lamivudine drug-resistant hepatitis B. We have completed Phase 1 and Phase 2 clinical trials of pradefovir.

On December 13, 2006, we announced the signing of definitive agreements for the assignment and license of development and commercial rights to pradefovir to Schering-Plough Corporation. The transaction closed on January 9, 2007.

Under the terms of the agreements, Schering-Plough made an upfront payment of $19,200,000 to Valeant and $1,800,000 to Metabasis and will pay up to an additional $90,000,000 in aggregate fees to Valeant and Metabasis upon the achievement of certain development and regulatory milestones. Approximately $65,000,000 of the additional fees would be paid to Valeant and $25,000,000 to Metabasis. The amount to be paid to Metabasis includes the remaining $16,000,000 in milestone payments that could have been realized by Metabasis under the previous agreement between Metabasis and Valeant. Schering-Plough also will pay royalties to Valeant and Metabasis in the event pradefovir is commercialized.

Foreign Operations

Approximately 70% and 75% of our revenues from continuing operations, which includes royalties, for the nine months ended September 30, 2006 and 2005, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

In some markets customers have the right to return products to us under certain conditions. Historically and in the three and nine months ended September 30, 2006 and 2005, the provision for sales returns was less than 2% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

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

The tax provisions in the third quarters of both 2006 and 2005 relate to the profits of our foreign operations, foreign withholding taxes, liabilities associated with the 1997 through 2001 IRS examination and, state and local taxes in the U.S. Our US operations, which include our research and development activities, generate substantial net operating losses for US income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, the tax benefits associated with U.S. operating losses have been fully reserved. Additionally, in 2005 a significant portion of the loss relates to a charge for IPR&D associated with the Xcel acquisition that is not deductible for tax purposes since that acquisition was structured as a stock purchase.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $16,929,000, which consisted of stock-based compensation expense related to employee stock options and the Employee Stock Purchase Plan of $15,444,000, and stock-based compensation expense related to restricted stock awards and acquisitions of $1,243,000. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years. Stock-based compensation expense of $2,253,000 for the nine months ended September 30, 2005, was related to restricted stock awards and acquisitions which we had been recognizing under previous accounting standards (see Note 1 to Consolidated Condensed Financial Statements) and the intrinsic value of stock options with grant prices at other than the market price of the stock on the grant measurement date (see Note 2 to the Consolidated Condensed Financial Statements). If we had recognized stock compensation expense for stock options and the Employee Stock Purchase Plan in 2005 under the provisions of SFAS 123R, the net loss for the nine months ended September 30, 2005 would have been $157,655,000 or $1.73 per share, an increase of $15,176,000 or $0.17 per share from the amounts reported.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2006 was $5.47 determined using the Black Scholes model and the following weighted-average assumptions:

	2006	2005

Weighted-average life (years)	4.1	4.1
Volatility	38%	41%
Expected dividend per share	$0.31	$0.31
Risk-free interest rate	4.88%	4.33%
Weighted-average fair value of options (restated)	$5.33	$6.10

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at September 30, 2006 is $13,786,000. This will be amortized to expense as follows: $2,344,000 in the remaining quarter of 2006, $7,586,000 in 2007, $3,022,000 in 2008 and $834,000 in 2009 and thereafter.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims which range from product and environmental liabilities to tax matters. In addition, we may have indemnification obligations, including commitments to current and former directors in certain circumstances. In accordance, with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 10 of notes to consolidated condensed financial statements for a discussion of contingencies.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and nine months ended September 30, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated January 22, 2007, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. Forward-looking statements include, among other things, statements regarding the effects and success of our restructuring program, our products in development, the information and expectations concerning our future financial performance, business strategy, projected plans and objectives, and our estimates with respect to future operating results. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by our management. You should consider these in evaluating our prospects and future financial performance. In addition, the information set forth in our annual report on Form 10-K/A for the fiscal year ended December 31, 2005 and this quarterly report on Form 10-Q describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes or any obligation to explain the reasons why actual results may differ.

Our actual results could differ materially from these anticipated in this report as a result of various factors, including those set forth below.

•	The future growth of our business depends on the development, approval, and commercialization of new products, including Viramidine (taribavirin) and retigabine. The process of developing new drugs has an inherent risk of failure. For example, product candidates may turn out to be ineffective or unsafe in clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. Our inability to successfully develop our products due to these or other factors could have a material adverse effect on future revenues.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover the technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our current business plan includes targeted expansion through acquisitions of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations, in addition to the development of new products. If we are unable to successfully execute on our expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of our business may be negatively affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. At September 30, 2006 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Viramidine (taribavirin) was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our debt agreements permit us to incur additional debt, subject to certain restrictions, but there is no guaranty that we will actually be able to borrow any money should the need for it arise.

•	We are involved in several legal proceedings, including those described in Note 10 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Dependence on key personnel leaves us vulnerable to a negative impact if they leave. Our continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on us.

•	Our research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result. Any liability could exceed our resources.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At September 30, 2006, the fair values of our financial instruments were as follows (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Forward contracts	$48,793	336	336
Interest rate swaps	150,000	(4,617)	(4,617)
Outstanding fixed-rate debt	780,000	(780,000)	(747,800)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At September 30, 2006, we had $7,000,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our third quarter 2006 pretax earnings. In addition, we have $780,000,000 of fixed rate debt as of September 30, 2006, that requires U.S. dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiary units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $33,300,000 as of September 30, 2006.

We estimated the sensitivity of the fair value of our derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Zloty at September 30, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain from a fair value change of $4,435,000 and a 10% weakening of the U.S. dollar would have resulted in a loss from a fair value change of $5,421,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Item 4.	Controls and Procedures

As disclosed in the Note 2 of this Form 10-Q, we announced on September 11, 2006 that a Special Committee consisting solely of independent members of the board of directors had been formed to conduct an internal review of our historic stock option practices and related accounting.

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

At the time that our annual report on Form 10-K for the year ended December 31, 2005 was filed on March 15, 2006, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2005 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that our consolidated condensed financial statements included in this quarterly report have been properly prepared pursuant to the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the most recently completed fiscal quarter as discussed in the Remediation Plan section above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 1A.	Risk Factors

Our annual report on Form 10-K/A for the year ended December 31, 2005 includes a detailed discussion of our risk factors. Pursuant to the instructions to Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our most recent annual report on Form 10-K/A. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our most recent Form 10-K/A and the other risks described in this Form 10-Q.

If we do not realize the expected benefits from the restructuring plan we announced in April 2006, our operating results and financial conditions would be negatively impacted.

In April 2006, we announced a strategic restructuring of our company designed to focus our resources on programs and products that have the greatest opportunity for success. Accordingly, we elected to rationalize certain of our assets, including our discovery program and certain manufacturing facilities. We have sold and out licensed pradefovir and certain discovery programs, and any future compensation relating thereto is contingent upon the transferee’s successful development of the applicable product and/or program. Such success is subject to the risks inherent in developing and obtaining approval for pharmaceutical products. Accordingly, it is possible that we may not receive any financial benefit from the sale or out license of these assets. In addition, if we are unable to realize the expected operational efficiencies from our restructuring plan, our operating results and financial condition would be adversely affected.

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

In addition to regulatory compliance risks, our contract manufacturers in the United States and in other countries are subject to a wide range of business risks, such as seizure of assets by governmental authorities, natural disasters, and domestic and international economic conditions. Were any of our contract manufacturers not able to manufacture our products because of regulatory, business or any other reasons, the manufacture of our products would be interrupted. This could have a negative impact on our sales, financial condition and competitive position. In January 2006, the parent company of one of our toll manufacturers in Europe filed for bankruptcy. Sales of products obtained from this manufacturer are estimated to be approximately $60 million in 2006. Although the manufacturer has received court approval to emerge from bankruptcy and we have developed plans to respond to a disruption in supply by this manufacturer, there can be no assurance that, should a disruption in supply occur, we will be able to respond in time with alternative sources of supply or have sufficient levels of inventory to prevent a material negative impact on revenues. In addition, we cannot assure you that the supplier will be able to meet our supply needs after it emerges from bankruptcy.

The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in increased litigation and regulatory proceedings against us and could have a material adverse effect on us.

In September 2006, our board of directors appointed a Special Committee, which consists solely of independent directors, to conduct a review of our historical stock option granting practices and related accounting during the period from 1982 through July 2006. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings”, the Special Committee has identified a number of occasions on which the exercise prices for stock options granted to certain of our directors, officers, and employees were set using closing prices for our common stock with dates different than the actual grant approval dates, resulting in additional compensation charges. To correct these and other accounting errors, we have amended the 2005 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements contained in those reports. The review of our historical stock option granting practices and the related accounting, as well as the resulting restatements, have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could adversely affect our business, financial condition, results of operations and cash flows.

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

The delay in filing this quarterly report on Form 10-Q may increase the resources to file registration statements.

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

The pending SEC inquiry could adversely affect our business and the trading price of our securities.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit
Number	Description

15.1	Review Report of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

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

/s/  Bary G. Bailey
Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 22, 2007

EXHIBIT INDEX

Exhibit
Number	Description

15.1	Review Report of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.