Form 10-Q/A
period 2006-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-01-30
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-11397

Valeant Pharmaceuticals International
(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Enterprise, Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

Explanatory Note

We are amending our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 (the “Original Filing”) to restate our condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements for a detailed discussion of the effect of the restatement. On January 22, 2007 we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

The restatement of the Original Filing reflected in this amended quarterly report on Form 10-Q/A includes adjustments arising from the determinations of a Special Committee, consisting of independent members of the Board of Directors, which was formed in September 2006 to conduct a comprehensive review into the Company’s past stock option practices, as well as our internal review relating to our historical financial statements.

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

On October 20, 2006, our board of directors concluded that certain of our consolidated financial statements should be restated to record the additional non-cash stock-based compensation expense items that had been incorrectly accounted for under accounting principles generally accepted in the United States, or GAAP. In addition, we have restated our financial statements to correct certain accounting errors which were previously identified but not considered to be material. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments.

For more information on these matters, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Note 2 of the Notes to the Condensed Consolidated Financial Statements, and Item 4, “Controls and Procedures.”

As a result of the findings of the Special Committee as well as our internal review, we concluded that it was necessary to amend our annual report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. The annual report on Form 10-K/A, filed on January 22, 2007, also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, originally filed on May 9, 2006 and August 8, 2006, respectively, to restate our condensed consolidated financial statements for those periods. We also restated the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q on January 22, 2007. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) this amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2006, (ii) the amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2006 being filed on the same date as this filing, and (iii) the amended annual report on Form 10-K/A for the year ended December 31, 2005, filed January 22, 2007.

All of the information in this amended quarterly report on Form 10-Q/A is as of March 31, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or modify or update disclosures (including, the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, and 32.1 described below) affected by subsequent events. For the convenience of the reader, this amended quarterly report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the findings of the Special Committee as well as our internal review:

Part I — Item 1 — Unaudited Financial Statements;
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I — Item 4 — Controls and Procedures;
Part II — Item 1A — Risk Factors; and
Part II — Item 6 — Exhibits

This amended quarterly report on Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, our periodic filings made with the SEC subsequent to the date of the Original Filing and any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this amended quarterly report on Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(In thousands, except par value data)

	March 31,	December 31,
	2006	2005
	(Restated)(1)	(Restated)(1)
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$244,362	$224,856
Marketable securities	11,121	10,210
Accounts receivable, net	174,433	187,987
Inventories, net	137,729	136,034
Prepaid expenses and other current assets	38,862	40,354

Total current assets	606,507	599,441

Property, plant and equipment, net	217,813	230,126
Deferred tax assets, net	21,510	25,342
Goodwill	79,767	79,486
Intangible assets, net	519,614	536,319
Other assets	45,284	43,176
Assets of discontinued operations	105	127

Total non-current assets	884,093	914,576

	$1,490,600	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$48,708	$55,279
Accrued liabilities	138,551	140,838
Notes payable and current portion of long-term debt	346	495
Income taxes	39,465	47,324

Total current liabilities	227,070	243,936

Long-term debt, less current portion	785,850	788,439
Deferred tax liabilities, net	5,126	8,208
Other liabilities	19,918	16,372
Liabilities of discontinued operations	23,024	23,118

Total non-current liabilities	833,918	836,137

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,793 (March 31, 2006) and 92,760 (December 31, 2005) shares outstanding (after deducting shares in treasury of 1,094 as of March 31, 2006 and December 31, 2005)	928	928
Additional capital	1,230,955	1,224,907
Accumulated deficit	(783,487)	(770,350)
Accumulated other comprehensive income (loss)	(18,784)	(21,541)

Total stockholders’ equity	429,612	433,944

	$1,490,600	$1,514,017

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Restated)(1)	(Restated)(1)

Revenues:
Product sales	$181,401	$161,782
Ribavirin royalties	18,091	19,335

Total revenues	199,492	181,117

Costs and expenses:
Cost of goods sold (excluding amortization)	58,601	48,783
Selling expenses	64,276	52,850
General and administrative expenses	28,446	24,705
Research and development costs	29,553	25,831
Acquired in-process research and development	—	126,399
Gain on settlement of litigation	(34,000)	—
Restructuring charges	26,466	1,695
Amortization expense	17,523	13,968

Total costs and expenses	190,865	294,231

Income (loss) from operations	8,627	(113,114)
Other income (loss), net, including translation and exchange	937	(1,791)
Interest income	2,657	3,015
Interest expense	(10,437)	(9,681)

Income (loss) from continuing operations before income taxes and minority interest	1,784	(121,571)
Provision for income taxes	7,542	16,514
Minority interest, net	1	171

Loss from continuing operations	(5,759)	(138,256)
Loss from discontinued operations	(212)	(1,503)

Net loss	$(5,971)	$(139,759)

Basic and diluted loss per share:
Loss from continuing operations	$(0.06)	$(1.55)
Loss from discontinued operations	—	(0.02)

Basic and diluted net loss per share	$(0.06)	$(1.57)

Basic and diluted shares used in per share computation	92,770	88,836

Dividends paid per share of common stock	$0.08	$0.08

Dividends declared per share of common stock	$0.08	$0.08

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2006 and 2005
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Restated)(1)	(Restated)(1)

Net loss	$(5,971)	$(139,759)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,346	(15,363)
Unrealized gain (loss) on marketable equity securities and other	411	3,258
Reclassification adjustment for loss realized included in net loss	—	—

Comprehensive income (loss)	$(3,214)	$(151,864)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Restated)(1)	(Restated)(1)

Cash flows from operating activities:
Net Loss	$(5,971)	$(139,759)
Loss from discontinued operations	(212)	(1,503)

Loss from continuing operations	(5,759)	(138,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,482	21,038
Provision for losses on accounts receivable and inventory	3,597	1,594
Stock compensation expense	5,618	863
Translation and exchange (gains) losses, net	(937)	1,791
Impairment charges and other non-cash items	20,426	1,461
Acquired in-process research and development	—	126,399
Deferred income taxes	1,910	(13,879)
Change in assets and liabilities, net of effects of acquisitions:
Accounts Receivable	13,779	6,482
Inventories	(3,736)	(10,951)
Prepaid expenses and other assets	4,918	(129)
Trade payables and accrued liabilities	(9,886)	(7,706)
Income taxes	(13,116)	15,960
Other liabilities	842	3,995

Cash flow from operating activities in continuing operations	41,138	8,662
Cash flow from operating activities in discontinued operations	(281)	(471)

Net cash provided by operating activities	40,857	8,191

Cash flows from investing activities:
Capital expenditures	(13,351)	(4,848)
Proceeds from sale of assets	135	762
Proceeds from investments	2,000	498,600
Purchase of investments	(3,940)	(296,213)
Acquisition of businesses, license rights and product lines	—	(281,778)

Cash flow from investing activities in continuing operations	(15,156)	(83,477)
Cash flow from investing activities in discontinued operations	(1)	1

Net cash used in investing activities	(15,157)	(83,476)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(157)	(593)
Proceeds from issuance of stock	430	640
Proceeds from stock offering	—	189,393
Dividends paid	(7,173)	(6,502)

Net cash provided by (used in) financing activities	(6,900)	182,938

Effect of exchange rate changes on cash and cash equivalents	728	(4,794)

Net increase (decrease) in cash and cash equivalents	19,528	102,859
Cash and cash equivalents at beginning of period	224,903	222,719

Cash and cash equivalents at end of period	244,431	325,578
Cash and cash equivalents of discontinued operations	(69)	(132)

Cash and cash equivalents of continuing operations	$244,362	$325,446

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated condensed statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, stock-based compensation expense is recognized in the financial statements for the amounts related to restricted stock unit grants and stock options granted to employees at exercise prices which are less than the market price of our stock on the dates that the stock option is awarded. (See Note 2 regarding restatement of our financial statements for stock-based compensation expense.)

We have determined the fair value of stock option grants using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors (See Note 8). The value of stock options that are expected to vest is amortized to expense using the straight line, graded vesting method over the vesting period of each stock option granted. Previously, for purposes of the disclosure only calculations under SFAS 123, the aggregate value of stock option grants was amortized to expense on a straight line basis.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense included in the accompanying financial statements for the three months was $5,618,000 and $862,000 in the three months ended March 31, 2006 and 2005, respectively.

The following table provides the pro forma results if we had recognized stock compensation expense under the provisions of SFAS 123(R) in 2005:

Three Months Ended
March 31, 2005
(In thousands, except
per share amounts)
(Restated)

Net loss as reported	$(139,759)
Stock compensation expense recorded at intrinsic value for stock incentive plans	862
Stock compensation expense determined under fair value method for stock incentive plans	(5,560)

Pro forma net loss	$(144,457)

Net loss per share:
Basic and diluted — as reported	$(1.57)

Basic and diluted — pro forma	$(1.63)

Prior to the restatement discussed in Note 2, we reported that the pro forma net loss and net loss per share resulting from the application of SFAS 123R would have been $144,309,000 and $1.62 per share, respectively, for the three month period ended March 31, 2005.

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

2.	Restatement of Consolidated Financial Statements

We are amending our quarterly report on Form 10-Q for the quarter ended March 31, 2006 to restate our condensed consolidated financial statements for the three month periods ended March 31, 2006 and 2005 and the related disclosures. On January 22, 2007 we filed an amended Annual Report on Form 10-K for the year ended December 31, 2005.

In July 2006, we were contacted by the Securities and Exchange Commission, or SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in our common stock and the public

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

In total we recorded $31,049,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement to correct errors for awards granted from 1982 to date. Of this, $28,651,000 related to awards granted prior to the Change in Control and $2,398,000 to awards granted after the Change in Control. None of these changes affected our previously reported revenues, cash, or cash equivalents. As explained below, however, we also reported corrections for certain other items which impact our reported revenues and cash flow presentations.

Options Granted Prior to the Change in Control

The Special Committee found that the recorded grant dates for the majority of stock options awarded prior to the Change in Control differed from the actual grant dates for those transactions. In connection with that finding, the Special Committee concluded that, with respect to many broad-based grants of stock options prior to the Change in Control, prior management used a methodology of selecting a recorded grant date based on the lowest closing price during some time period (e.g., quarter, ten trading days) preceding the actual grant date. While the Special Committee did not reach a conclusion as to how prior management selected other recorded grant dates for broad- based or individual grants that did not use the lowest closing price methodology, there is some evidence that dates were selected based on the occurrence of an event or when the former chief executive officer, Milan Panic, agreed in

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

principle to the grant. While these and similar practices resulted in the grant of “in-the-money” options, and the Special Committee identified evidence that two pre-Change in Control directors may have been aware of these backdating practices, it does not appear that prior management pre-Change in Control attempted to conceal that the stock option grants were discounted using the backdating methodology.

Between November 1994 and the June 2002 Change in Control, eight broad-based grants were made. All of the 908 individual awards of options to purchase 6.9 million shares comprising those grants had recorded grant dates that differed from the actual grant dates for those transactions and each resulted in additional compensation charges that are reflected in our restated financial statements. Of those eight broad-based grants, six appear to have been annual grants that used the lowest closing price methodology and two appear to have been event-related (in those instances, there are lower prices between the recorded grant date and actual grant date). These eight broad-based option grants accounted for $11,488,000 of the $31,049,000 in pre-tax compensation charges.

During this period, options to directors to purchase a total of 334,000 shares were also found to have recorded grant dates earlier than the dates when the board of directors acted to approve the grants. The grants were dated in accordance with the 1994 Stock Option Plan which provided expressly that the grants were to be dated as of November 11, 1994. The board of directors, however, did not approve that stock option plan until January 1995. Accordingly, we are taking additional non-cash compensation charges equal to the difference between the closing stock price on the date of approval and November 11, 1994. These option grants to directors accounted for $148,000 of the $31,049,000 in pre-tax compensation charges.

Also during this period, there were 114 other individual grants of options to purchase a total of 2.0 million shares with stipulated grant dates earlier than the dates the compensation committee acted to approve these awards. The Special Committee could not determine whether the date of those grants were based on an event or when the former chief executive officer, Milan Panic, agreed in principle to the award. These individual option grants accounted for $4,538,000 of the $31,049,000 in additional compensation charges.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

adequate amount of compensation expense was recorded in the restatement. A total of 14 other individual awards (0.1 million shares) made to rank-and-file employees since the change of control were also found to contain administrative stock option accounting errors.

To correct these errors, we recorded $2,398,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for the period July 1, 2002 through March 31, 2006. These non-cash charges have no impact on previously reported revenues, cash or cash equivalents. As explained below, however, we also reported corrections for certain other items which do have an impact on reported revenues and cash flow presentations.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Summary and Other Items

In addition, we have restated the aforementioned financial statements to correct certain accounting errors which were previously identified but not considered to be material through December 31, 2005. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments. The cumulative effect of these errors on retained earnings as of December 31, 2005 was $4,714,000. The restatement impact through March 31, 2006 of these other corrections and of the non-cash charges for stock-based compensation that have resulted from the review of the Special Committee are summarized in the table below (amounts in thousands):

							Total
	Three Months					Cumulative	Additional
	Ended March 31,		Year Ended December 31,			Effect	Expense
	2006	2005	2005	2004	2003	1982 -2002	(Income)
	(In thousands)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$—	$—	$11,488	$11,488
Option grants to directors with improper measurement dates	—	—	—	—	—	148	148
Other option grants with improper measurement dates	—	—	—	—	—	4,538	4,538
Re-priced option grant	—	—	—	—	—	997	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	—	—	10,105	10,105

Sub total pre Change in Control	—	—	—	—	—	28,651	28,651

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	(64)	312	1,171	1,085	172	—	2,364
Other stock option matters after June 2002	—	6	21	(7)	20	—	34

Sub total post Change in Control	(64)	318	1,192	1,078	192	—	2,398

Total impact of additional stock compensation on operating income	(64)	318	1,192	1,078	192	28,651	31,049
Other items corrected in connection with restatement	(629)	35	(2,273)	(1,265)	(90)	7,766	3,509
Tax effects of above and other tax items	300	147	964	(14,957)	1,785	3,357	(8,551)

Net income decrease (increase) resulting from all restatement items	$(393)	$500	$(117)	$(15,144)	$1,887	$39,774	$26,007

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The cumulative effect of the errors in 2002 and prior years of $39,774,000 was recorded as a reduction of retained earnings at December 31, 2002.

The pre-tax effect of the correction for stock-based compensation was $157,000, $206,000, $792,000, $2,503,000, $2,690,000, $3,491,000, $4,492,000 and $12,945,000 for 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002, respectively. The cumulative pre-tax effect of the correction for stock-based compensation between 1982 and 1994 was $1,375,000.

The following table summarizes the specific income statement accounts as reported and as affected by the restatement for the three month periods ended March 31, 2006 and 2005.

	March 31,
	2006	2005
	(In thousands)

Revenues
As previously reported	$198,848	$181,138
Adjustment	644	(21)

As restated	$199,492	$181,117

Cost of goods sold
As previously reported	$58,580	$48,721
Adjustment	21	62

As restated	$58,601	$48,783

Selling expenses
As previously reported	$64,270	$52,815
Adjustment	6	35

As restated	$64,276	$52,850

Research and development costs
As previously reported	$29,535	$25,724
Adjustment	18	107

As restated	$29,553	$25,831

General and administrative expenses
As previously reported	$28,540	$24,577
Adjustment	(94)	128

As restated	$28,446	$24,705

Income (loss) from operations, before interest, taxes and other items
As previously reported	$7,934	$(112,761)
Adjustment	693	(353)

As restated	$8,627	$(113,114)

Income (loss) from continuing operations before income taxes income taxes and minority interest
As previously reported	$1,091	$(121,218)
Adjustment	693	(353)

As restated	$1,784	$(121,571)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2006	2005
	(In thousands)

Provision for income taxes
As previously reported	$7,242	$16,367
Adjustment	300	147

As restated	$7,542	$16,514

Income (loss) from continuing operations
As previously reported	$(6,152)	$(137,756)
Adjustment	393	(500)

As restated	$(5,759)	$(138,256)

Net income (loss)
As previously reported	$(6,364)	$(139,259)
Adjustment	393	(500)

As restated	$(5,971)	$(139,759)

Basic and diluted earnings per share from continuing operations
As previously reported	$(0.07)	$(1.55)
Adjustment	0.01	—

As restated	$(0.06)	$(1.55)

Basic and diluted earnings per share
As previously reported	$(0.07)	$(1.57)
Adjustment	0.01	—

As restated	$(0.06)	$(1.57)

The following table summarizes the specific balance sheet accounts as reported and as affected by the restatement as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(In thousands)

Other current assets (deferred taxes)
As previously reported	$38,862	$36,652
Adjustment	—	3,702

As restated	$38,862	$40,354

Deferred tax assets, Net
As previously reported	$21,510	$45,904
Adjustment	—	(20,562)

As restated	$21,510	$25,342

Accrued liabilities (reserve for product returns)
As previously reported	$135,043	$136,701
Adjustment	3,508	4,137

As restated	$138,551	$140,838

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2006	2005
	(In thousands)

Income taxes — current
As previously reported	$37,995	$42,452
Adjustment	1,470	4,872

As restated	$39,465	$47,324

Deferred taxes
As previously reported	$5,126	$28,770
Adjustment	—	(20,562)

As restated	$5,126	$8,208

Additional capital
As previously reported	$1,209,926	$1,203,814
Adjustment	21,029	21,093

As restated	$1,230,955	$1,224,907

Accumulated deficit
As previously reported	$(757,480)	$(743,950)
Adjustment	(26,007)	(26,400)

As restated	$(783,487)	$(770,350)

Stockholders’ equity
As previously reported	$434,590	$439,251
Adjustment	(4,978)	(5,307)

As restated	$429,612	$433,944

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the impact of the restatement on our consolidated statements of cash flows from operating activities three months ended March 31, 2006 and 2005 (in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(6,364)	$393	$(5,971)	$(139,259)	$(500)	$(139,759)
Loss from discontinued operations	(212)	—	(212)	(1,503)	—	(1,503)

Loss from continuing operations	(6,152)	393	(5,759)	(137,756)	(500)	(138,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,482	—	23,482	21,038	—	21,038
Provision for losses on accounts receivable and inventory	3,597	—	3,597	1,594	—	1,594
Stock compensation expense	5,682	(64)	5,618	544	319	863
Translation and exchange (gains) losses, net	(937)	—	(937)	1,791	—	1,791
Impairment charges and other non-cash items	20,426	—	20,426	1,461	—	1,461
Acquired in-process research and development	—	—	—	126,399	—	126,399
Deferred income taxes	1,910	—	1,910	(14,026)	147	(13,879)
Change in assets and liabilities, net of effects of acquisitions:
Accounts Receivable	13,779	—	13,779	6,482	—	6,482
Inventories	(3,736)	—	(3,736)	(10,951)	—	(10,951)
Prepaid expenses and other assets	1,216	3,702	4,918	(129)	—	(129)
Trade payables and accrued liabilities	(9,886)	—	(9,886)	(7,740)	34	(7,706)
Income taxes	(9,085)	(4,031)	(13,116)	15,960	—	15,960
Other liabilities	842	—	842	3,995	—	3,995

Cash flow from operating activities in continuing operations	41,138	—	41,138	8,662	—	8,662
Cash flow from operating activities in discontinued operations	(281)	—	(281)	(471)	—	(471)

Net cash provided by operating activities	$40,857	$—	$40,857	$8,191	$—	$8,191

3.	Restructuring

On April 3, 2006 Valeant announced a restructuring program to reduce costs and accelerate earnings growth.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

The restructuring program is also expected to reduce selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia (AAA), which have been managed as a separate business unit, will be combined with those of other regions.

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

We recorded a provision of $26,466,000 in the three months ended March 31, 2006 in connection with our decision to implement the restructuring program. This charge, which was reported in the Corporate operating segment, consists of the write off of the costs of assets to be abandoned in the restructuring process of $19,822,000 and an accrual for a portion of the severance costs of employees who will be terminated in the program of $6,644,000. The severance charges recorded in the three months ended March 31, 2006 relate to 103 employees in administrative and research positions whose positions were eliminated in the restructuring. The amount of the accrual for severance in the three months ended March 31, 2006 was determined in accordance with Financial Accounting Standard No. 112 “Employers’ Accounting for Postemployment Benefits.”

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

March 31, 2005
(in thousands, except
per share amounts)
(Restated)

Net revenues	$200,471
Loss from continuing operations	(196,021)
Net loss	(197,524)
Basic and diluted net loss per share:
Loss from continuing operations	$(2.12)
Net loss	$(2.13)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)

Income (loss):
Numerator for basic and dilutive earnings per share — loss attributable to stockholders	$(5,971)	$(139,759)

Shares:
Denominator for basic and dilutive earnings per share — adjusted weighted-average shares outstanding	92,770	88,836

Basic and diluted loss per share:
Loss from continuing operations	$(0.06)	$(1.55)
Loss from discontinued operations	—	(0.02)

Basic and diluted net loss per share	$(0.06)	$(1.57)

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

The following tables present the details of certain amounts included in the consolidated balance sheet at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Accounts receivable, net:
Trade accounts receivable	$134,912	$153,497
Royalties receivable	18,111	27,306
Other receivables	27,222	12,669

	180,245	193,472
Allowance for doubtful accounts	(5,812)	(5,485)

	$174,433	$187,987

Inventories, net:
Raw materials and supplies	$34,448	$34,931
Work-in-process	27,520	28,726
Finished goods	89,604	85,152

	151,572	148,809
Allowance for inventory obsolescence	(13,843)	(12,775)

	$137,729	$136,034

Property, plant and equipment, net:
Property, plant and equipment, at cost	$393,408	$401,613
Accumulated depreciation and amortization	(175,595)	(171,487)

	$217,813	$230,126

Intangible assets: As of March 31, 2006 and December 31, 2005, intangible assets were as follows (in thousands):

	March 31, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$764,471	$(271,743)	$763,653	$(257,380)
License agreements	67,376	(40,490)	67,376	(37,330)

Total intangible assets	$831,847	$(312,233)	$831,029	$(294,710)

Amortization expense for the three months ended March 31, 2006 and 2005 was $17,523,000 and $13,968,000, respectively, of which $14,364,000 and $10,709,000, respectively, related to amortization of acquired product rights.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

We experience losses in the United States tax jurisdiction, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses from reductions of future taxable income resulting from products in our development pipeline, further growth in US product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The valuation allowance for the three months ended March 31, 2006 was approximately $6,500,000 resulting in a provision for income taxes of $7,542,000 which primarily represents the taxes payable on earnings in tax jurisdictions outside the United States and for state and local taxes payable within the U.S.

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

9.	Common Stock and Share Compensation

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

The aggregate intrinsic value of the stock options outstanding at March 31, 2006 was $27,391,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at March 31, 2006 was $19,454,000. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options vesting in the three months ended March 31, 2006 was $2,609,000.

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

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount to market price. Additionally, the market prices under the ESPP program are the lower of the Company’s stock price at the beginning or end of each six month ESPP enrollment period. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of our fiscal year for a period of ten years, ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In the year ending 2005, we issued 100,000 shares of common stock for proceeds of $1,644,000. No shares were issued in the three month period

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2006 (under the terms of the ESPP shares are issued twice each year in May and November). Under SFAS 123(R) we recorded $120,000 as compensation expense in the three month period ended March 31, 2006 for shares expected to be purchased under this plan. This amount consists of the 15% discount to market price offered to participating employees under the ESPP plus the additional value, determined under the Black-Scholes model, of the plan feature allowing purchased share price to be based on the lower of the Company’s share price at the beginning or end of each ESPP enrollment period.

The components of stock compensation expense and the amounts of future expense that relate to outstanding but unvested stock options and phantom stock awards is set forth in the table below (amounts in thousands):

	Recorded as Expense	To be Recorded as
	Through	Expense in
	March 31, 2006	Future Periods
	(Restated)	(Restated)

Employee stock options	$4,861	$23,838
Phantom and Restrictred stock units	637	1,872
Employee Stock Pruchase Plan	120	—

Total stock based compensation expense	$5,618	$25,710

Stock compensation expense was recorded in the following expense classifications (in thousands).

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)

Cost of goods sold	$434	$62
Selling expenses	854	35
General and administrative expenses	3,532	525
Research and development costs	798	240

	$5,618	$862

The amounts of future stock compensation expense associated with outstanding stock options and restricted stock units outstanding at March 31, 2006 is scheduled to be charged to expense as follows (amounts are as restated):

(In Thousands)

Remainder of 2006	$13,580
2007	8,255
2008	3,108
2009 and thereafter	767

$25,710

Dividends:  We have paid quarterly cash dividends of $0.0775 per share for each quarter in 2005 and the first quarter of 2006. However, we cannot assure that we will continue to do so.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the amounts of segment revenues and operating income of the Company for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$75,856	$48,922
Latin America	35,788	32,060
Europe	56,257	65,875
AAA	13,500	14,925

Total specialty pharmaceuticals	181,401	161,782
Ribavirin royalties	18,091	19,335

Total revenues	$199,492	$181,117

Operating Income (Loss)
Specialty pharmaceuticals
North America	$23,136	$16,673
Latin America	8,684	9,818
Europe	4,550	11,734
AAA	154	790

	36,524	39,015
Corporate expenses(1)	(23,141)	(14,699)

Total specialty pharmaceuticals	13,383	24,316
Restructuring charges(2)	(26,466)	(1,695)
Gain on settlement of litigation	34,000	—
Research and development	(12,290)	(9,336)
Acquired IPR&D(2)	—	(126,399)

Consolidated segment operating income (loss)	8,627	(113,114)
Interest income	2,657	3,015
Interest expense	(10,437)	(9,681)
Other, net	937	(1,791)

Income (loss) from continuing operations before provision for income taxes and minority interest	$1,784	$(121,571)

(1)	All stock based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total assets of the Company by segment as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
		(Restated)

North America	$500,161	$503,196
Latin America	134,882	131,070
Europe	379,841	373,974
AAA	60,403	62,886
Corporate	202,054	223,821
Research and development division	213,154	218,943
Discontinued operations	105	127

Total	$1,490,600	$1,514,017

The following table sets forth the long-term assets of the Company by segment as of March 31, 2006 and December 31, 2005 (in thousands):

	Long-Term Assets
	March 31,	December 31,
	2006	2005
		(Restated)

North America	$418,779	$426,745
Latin America	38,970	39,287
Europe	130,274	129,952
AAA	21,072	21,762
Corporate	121,814	138,239
Research and development division	153,184	158,464

Total	$884,093	$914,449

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2006	2005	(Decrease)
	(Restated)	(Restated)

Dermatology
Efudix/Efudex®(T)	$15,581	$19,276	(19)%
Kinerase®(T)	6,860	4,435	55%
Oxsoralen-Ultra®(T)	3,508	2,968	18%
Dermatixtm	1,834	1,896	(3)%
Other Dermatology	8,569	8,133	5%
Infectious Disease
Infergen®(T)	13,705	—	—
Virazole®(T)	5,801	4,174	39%
Other Infectious Disease	4,731	5,853	(19)%

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		%
	March 31,		Increase/
	2006	2005	(Decrease)
	(Restated)	(Restated)

Neurology
Diastat(T)	12,022	5,177	132%
Mestinon®(T)	9,817	9,860	0%
Cesamet	3,303	2,055	61%
Migranal	3,115	774	302%
Librax	2,919	4,080	(28)%
Dalmane/Dalmadorm	2,466	2,642	(7)%
Limbitrol	1,510	1,294	17%
TASMAR®	1,185	939	26%
Other Neurology	14,591	10,568	38%
Other Therapeutic Classes
Bedoyectatm(T)	10,580	9,244	14%
Bisocard(T)	3,565	2,655	34%
Solcoseryl(T)	3,377	4,194	(19)%
Calcitonin	1,850	2,585	(28)%
Nyal	1,754	2,474	(29)%
Aclotin	1,372	1,520	(10)%
Espaven	1,302	1,562	(17)%
Other pharmaceutical products	46,084	53,424	(14)%

Total product sales	$181,401	$161,782	12%

Total promoted product sales(a)	$107,426	$83,804	28%

Total top 10 products based on 2006 sales	$84,816	$61,983	37%

(a)	The products named above are all promoted products with estimated annualized sales in excess of $5 million.

(T)	Represents ten products with the largest amount of sales in the first quarter of 2006.

During the three months ended March 31, 2006 two customers in the United States accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation were $23,068,000 and sales to Cardinal Health were $18,112,000 in the three month period ended March 31, 2006. In prior years no single customer accounted for more than 10% of product sales in any period.

12.	Subsequent events relating to the restatement

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006. The filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006, within sixty days of the notice of default, has cured the asserted default under the indenture.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this amended quarterly report on Form 10-Q/A and Note 2 to the consolidated financial statements set forth herein were initiated after March 31, 2005:

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

In September 2006, our board of directors appointed a Special Committee consisting solely of independent directors to conduct a comprehensive review relating to our stock option grants and stock option practices. The Special Committee, with the assistance of outside legal counsel, reviewed the stock option grants to our officers, directors and employees from 1982 to July 2006 under our various stock option plans in effect during this period. Our finance department has also reviewed the stock option grants and stock option practices from November 1994 to the present.

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

We are amending our quarterly report on Form 10-Q for the quarter ended March 31, 2006 to restate our condensed consolidated financial statements for the three month periods ended March 31, 2006 and 2005 and the related disclosures. On January 22, 2007 we filed an amended Annual Report of Form 10-K for the year ended December 31, 2005.

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

The Special Committee made a determination, based on the available evidence, of measurement dates for each affected grant. If the grants were approved at a meeting of the compensation committee of the board of directors and there was no actual evidence of a change in the approved list of individual awards, the measurement date selected was the date of the compensation committee meeting. If there was actual evidence of a change in the list of individual awards and evidence of when the list became final, the measurement date selected was the date when the list became final. If there was actual evidence of a change in the list but evidence of when the list became final was not definitive, the measurement date was reconstructed using the best available evidence to ensure that an adequate amount of compensation expense was recorded in the restatement

In total we recorded $31,049,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement to correct errors for awards granted from 1982 to date. Of this, $28,651,000 related to awards granted prior to the Change in Control and $2,398,000 to awards granted after the Change in Control. None of these changes affected our previously reported revenues, cash, or cash equivalents. As explained below, however, we also reported corrections for certain other items which impact our reported revenues and cash flow presentations.

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

Between November 1994 and the June 2002 Change in Control, eight broad-based grants were made. All of the 908 individual awards of options to purchase 6.9 million shares comprising those grants had recorded grant dates that differed from the actual grant dates for those transactions and each resulted in additional compensation charges that are reflected in our restated financial statements. Of those eight broad-based grants, six appear to have been annual grants that used the lowest closing price methodology and two appear to have been event-related (in those instances, there are lower prices between the recorded grant date and actual grant date). These eight broad-based option grants accounted for $11,488,000 of the $31,049,000 in pre-tax compensation charges.

During this period, options to directors to purchase a total of 334,000 shares were also found to have recorded grant dates earlier than the dates when the board of directors acted to approve the grants. The grants were dated in accordance with the 1994 Stock Option Plan which provided expressly that the grants were to be dated as of November 11, 1994. The board of directors, however, did not approve that stock option plan until January 1995. Accordingly, we are taking additional non-cash compensation charges equal to the difference between the closing stock price on the date of approval and November 11, 1994. These option grants to directors accounted for $148,000 of the $31,049,000 in pre-tax compensation charges.

Also during this period, there were 114 other individual grants of options to purchase a total of 2.0 million shares with stipulated grant dates earlier than the dates the compensation committee acted to approve these awards. The Special Committee could not determine whether the date of those grants were based on an event or when the former chief executive officer, Milan Panic, agreed in principle to the award. These individual option grants accounted for $4,538,000 of the $31,049,000 in additional compensation charges.

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

To correct these errors, we recorded $2,398,000 of additional pre-tax, non-cash, stock-based compensation expense in the restatement for the period July 1, 2002 through March 31, 2006. These non-cash charges have no impact on previously reported revenues, cash or cash equivalents. As explained below, however, we also reported corrections for certain other items which do have an impact on reported revenues and cash flow presentations.

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

Summary and Other Items

In addition, we have restated the aforementioned financial statements to correct certain accounting errors which were previously identified but not considered to be material through December 31, 2005. These corrections related to accounting for employee tax withholding on certain compensation transactions, elimination of an intercompany difference, accounting for product exchanges (resulting in a revenue adjustment), and certain income tax adjustments. The income tax adjustments include reducing the charge taken to increase the valuation allowance in 2004 by $11,566,000 as a result of recording less U.S. deferred tax assets in prior periods, which had originated from administrative errors in the preparation of tax returns in earlier periods and were immaterial to each of those prior periods. The cumulative effect of these errors on retained earnings as of December 31, 2005 was $4,714,000. The restatement impact through March 31, 2006 of these other corrections and of the non-cash charges for stock-based compensation that have resulted from the review of the Special Committee are summarized in the table below:

							Total
	Three Months					Cumulative	Additional
	Ended March 31,		Year Ended December 31,			Effect	Expense
	2006	2005	2005	2004	2003	1982 -2002	(Income)
	(In thousands)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$—	$—	$11,488	$11,488
Option grants to directors with improper measurement dates	—	—	—	—	—	148	148
Other option grants with improper measurement dates	—	—	—	—	—	4,538	4,538
Re-priced option grant	—	—	—	—	—	997	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	—	—	10,105	10,105

Sub total pre Change in Control	—	—	—	—	—	28,651	28,651

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	(64)	312	1,171	1,085	172	—	2,364
Other stock option matters after June 2002	—	6	21	(7)	20	—	34

Sub total post Change in Control	(64)	318	1,192	1,078	192	—	2,398

Total impact of additional stock compensation on operating income	(64)	318	1,192	1,078	192	28,651	31,049
Other items corrected in connection with restatement	(629)	35	(2,273)	(1,265)	(90)	7,766	3,509
Tax effects of above and other tax items	300	147	964	(14,957)	1,785	3,357	(8,551)

Net income decrease (increase) resulting from all restatement items	$(393)	$500	$(117)	$(15,144)	$1,887	$39,774	$26,007

The cumulative effect of the errors in 2002 and prior years of $39,774,000 was recorded as a reduction of retained earnings at December 31, 2002.

The pre-tax effect of the correction for stock-based compensation was $157,000, $206,000, $792,000, $2,503,000, $2,690,000, $3,491,000, $4,492,000 and $12,945,000 for 1995, 1996, 1997, 1998, 1999, 2000,

2001 and 2002, respectively. The cumulative pre-tax effect of the correction for stock-based compensation between 1982 and 1994 was $1,375,000.

The following table summarized the effect of the restatement on our consolidated statements of operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product sales	$180,757	$644	$181,401	$161,803	$(21)	$161,782
Ribavirin royalties	18,091	—	18,091	19,335	—	19,335

Total revenues	198,848	644	199,492	181,138	(21)	181,117

Costs and expenses:
Cost of goods sold (excluding amortization)	58,580	21	58,601	48,721	62	48,783
Selling expenses	64,270	6	64,276	52,815	35	52,850
General and administrative expenses	28,540	(94)	28,446	24,577	128	24,705
Research and development costs	29,535	18	29,553	25,724	107	25,831
Acquired in -process research and development	—	—	—	126,399	—	126,399
Gain on settlement of litigation	(34,000)	—	(34,000)	—	—	—
Restructuring charges	26,466	—	26,466	1,695	—	1,695
Amortization expense	17,523	—	17,523	13,968	—	13,968

Total costs and expenses	190,914	(49)	190,865	293,899	332	294,231

Income (loss ) from operations	7,934	693	8,627	(112,761)	(353)	(113,114)
Other income (loss), net, including translation and exchange	937	—	937	(1,791)	—	(1,791)
Interest income	2,657	—	2,657	3,015	—	3,015
Interest expense	(10,437)	—	(10,437)	(9,681)	—	(9,681)

Income (loss) from continuing operations before income taxes and minority interest	1,091	693	1,784	(121,218)	(353)	(121,571)
Provision for income taxes	7,242	300	7,542	16,367	147	16,514
Minority interest, net	1	—	1	171	—	171

Loss from continuing operations	(6,152)	393	(5,759)	(137,756)	(500)	(138,256)
Loss from discontinued operations	(212)	—	(212)	(1,503)	—	(1,503)

Net loss	$(6,364)	$393	$(5,971)	$(139,259)	$(500)	$(139,759)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$0.01	$(0.06)	$(1.55)	$—	$(1.55)
Loss from discontinued operations	$—	—	—	$(0.02)	—	(0.02)

Basic and diluted net loss per share	$(0.07)	$—	$(0.06)	$(1.57)	$—	$(1.57)

Basic and diluted shares used in per share computation	92,770		92,770	88,836		88,836

The following table sets forth the impact of the restatement on our consolidated statements of cash flows from operating activities three months ended March 31, 2006 and 2005 (in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(6,364)	$393	$(5,971)	$(139,259)	$(500)	$(139,759)
Loss from discontinued operations	(212)	—	(212)	(1,503)	—	(1,503)

Loss from continuing operations	(6,152)	393	(5,759)	(137,756)	(500)	(138,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,482	—	23,482	21,038	—	21,038
Provision for losses on accounts receivable and inventory	3,597	—	3,597	1,594	—	1,594
Stock compensation expense	5,682	(64)	5,618	544	319	863
Translation and exchange (gains) losses, net	(937)	—	(937)	1,791	—	1,791
Impairment charges and other non-cash items	20,426	—	20,426	1,461	—	1,461
Acquired in-process research and development	—	—	—	126,399	—	126,399
Deferred income taxes	1,910	—	1,910	(14,026)	147	(13,879)
Change in assets and liabilities, net of effects of acquisitions:
Accounts Receivable	13,779	—	13,779	6,482	—	6,482
Inventories	(3,736)	—	(3,736)	(10,951)	—	(10,951)
Prepaid expenses and other assets	1,216	3,702	4,918	(129)	—	(129)
Trade payables and accrued liabilities	(9,886)	—	(9,886)	(7,740)	34	(7,706)
Income taxes	(9,085)	(4,031)	(13,116)	15,960	—	15,960
Other liabilities	842	—	842	3,995	—	3,995

Cash flow from operating activities in continuing operations	41,138	—	41,138	8,662	—	8,662
Cash flow from operating activities in discontinued operations	(281)	—	(281)	(471)	—	(471)

Net cash provided by operating activities	$40,857	$—	$40,857	$8,191	$—	$8,191

The following table sets for the impact of the restatement on our consolidated balance sheet as of March 31, 2006 and December 31, 2005 (in thousands).

	March 31, 2006			December 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	reported	Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$244,362	$—	$244,362	$224,856	$—	$224,856
Marketable securities	11,121	—	11,121	10,210	—	10,210
Accounts receivable, net	174,433	—	174,433	187,987	—	187,987
Inventories, net	137,729	—	137,729	136,034	—	136,034
Prepaid expenses and other current assets	38,862	—	38,862	36,652	3,702	40,354

Total current assets	606,507	—	606,507	595,739	3,702	599,441
Property, plant and equipment, net	217,813	—	217,813	230,126	—	230,126
Deferred tax assets, net	21,510	—	21,510	45,904	(20,562)	25,342
Goodwill	79,767	—	79,767	79,486	—	79,486
Intangible assets, net	519,614	—	519,614	536,319	—	536,319
Other assets	45,284	—	45,284	43,176	—	43,176
Assets of discontinued operations	105	—	105	127	—	127

Total non-current assets	884,093	—	884,093	935,138	(20,562)	914,576

	$1,490,600	$—	$1,490,600	$1,530,877	$(16,860)	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$48,708	$—	$48,708	$55,279	$—	$55,279
Accrued liabilities	135,043	3,508	138,551	136,701	4,137	140,838
Notes payable and current portion of long-term	346	—	346	495	—	495
Income taxes	37,995	1,470	39,465	42,452	4,872	47,324

Total current liabilities	222,092	4,978	227,069	234,927	9,009	243,936
Long-term debt, less current portion	785,850	—	785,850	788,439	—	788,439
Deferred tax liabilities, net	5,126	—	5,126	28,770	(20,562)	8,208
Other liabilities	19,918	—	19,918	16,372	—	16,372
Liabilities of discontinued operations	23,024	—	23,024	23,118	—	23,118

Total non-current liabilities	833,918	—	833,918	856,699	(20,562)	836,137

Commitments and contingencies
Common stock	928	—	928	928	—	928
Additional capital	1,209,926	21,029	1,230,955	1,203,814	21,093	1,224,907
Accumulated deficit	(757,480)	(26,007)	(783,487)	(743,950)	(26,400)	(770,350)
Accumulated other comprehensive income (loss)	(18,784)	—	(18,784)	(21,541)	—	(21,541)

Total stockholders’ equity	434,590	(4,978)	429,612	439,251	(5,307)	433,944

	$1,490,600	$—	$1,490,601	$1,530,877	$(16,860)	$1,514,017

The following table summarizes the specific income statement accounts as reported and as affected by the restatement for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Revenues
As previously reported	$198,848	$181,138
Adjustment	644	(21)

As restated	$199,492	$181,117

Cost of goods sold
As previously reported	$58,580	$48,721
Adjustment	21	62

As restated	$58,601	$48,783

Selling expenses
As previously reported	$64,270	$52,815
Adjustment	6	35

As restated	$64,276	$52,850

Research and development costs
As previously reported	$29,535	$25,724
Adjustment	18	107

As restated	$29,553	$25,831

General and administrative expenses
As previously reported	$28,540	$24,577
Adjustment	(94)	128

As restated	$28,446	$24,705

Income (loss) from operations, before interest, taxes and other items
As previously reported	$7,934	$(112,761)
Adjustment	693	(353)

As restated	$8,627	$(113,114)

Income (loss) from continuing operations before income taxes income taxes and minority interest
As previously reported	$1,091	$(121,218)
Adjustment	693	(353)

As restated	$1,784	$(121,571)

Provision for income taxes
As previously reported	$7,242	$16,367
Adjustment	300	147

As restated	$7,542	$16,514

Income (loss) from continuing operations
As previously reported	$(6,152)	$(137,756)
Adjustment	393	(500)

As restated	$(5,759)	$(138,256)

Net income (loss)
As previously reported	$(6,364)	$(139,259)
Adjustment	393	(500)

As restated	$(5,971)	$(139,759)

Basic and diluted earnings per share from continuing operations
As previously reported	$(0.07)	$(1.55)
Adjustment	0.01	—

As restated	$(0.06)	$(1.55)

Basic and diluted earnings per share
As previously reported	$(0.07)	$(1.57)
Adjustment	0.01	—

As restated	$(0.06)	$(1.57)

The following table summarizes the specific balance sheet accounts as reported and as affected by the restatement as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(In thousands)

Other current assets (deferred taxes)
As previously reported	$38,862	$36,652
Adjustment	—	3,702

As restated	$38,862	$40,354

Deferred tax assets, Net
As previously reported	$21,510	$45,904
Adjustment	—	(20,562)

As restated	$21,510	$25,342

Accrued liabilities (reserve for product returns)
As previously reported	$135,043	$136,701
Adjustment	3,508	4,137

As restated	$138,551	$140,838

Income taxes — current
As previously reported	$37,995	$42,452
Adjustment	1,470	4,872

As restated	$39,465	$47,324

Deferred taxes
As previously reported	$5,126	$28,770
Adjustment	—	(20,562)

As restated	$5,126	$8,208

Additional capital
As previously reported	$1,209,926	$1,203,814
Adjustment	21,029	21,093

As restated	$1,230,955	$1,224,907

Accumulated deficit
As previously reported	$(757,480)	$(743,950)
Adjustment	(26,007)	(26,400)

As restated	$(783,487)	$(770,350)

Stockholders’ equity
As previously reported	$434,590	$439,251
Adjustment	(4,978)	(5,307)

As restated	$429,612	$433,944

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

Specialty Pharmaceuticals

Specialty pharmaceutical sales accounted for 91% and 89% of our total revenues from continuing operations for the three months ended March 31, 2006 and 2005, respectively, and increased $19,619,000 (12%) in the three months ended March 31, 2006 compared to the similar period in 2005. The increase in specialty pharmaceutical sales was due to an approximate 8% increase in volume, a 5% increase due to changes in selling prices, and a 1% negative impact from foreign exchange rate fluctuations. New products acquired in the Xcel and Infergen transactions contributed $24,747,000 to the increase in sales, which was offset in part by decreases in sales of other product lines.

Our specialty pharmaceutical business focuses its efforts in three therapeutic areas and a portfolio of promoted products which we have identified as offering the best opportunities for returns on investment. Promoted products constituted 59% and 52% of our specialty pharmaceutical sales for the three months ended March 31, 2006 and 2005, respectively. Sales of promoted products increased $23,622,000 (28%) in the three months ended March 31, 2006 compared to the similar period in 2005. Newly acquired promoted products contributed $22,891,000 of this increase. We also experience generic challenges to some products and pricing challenges, primarily in Europe, through government imposed price controls and reductions. We expect these challenges to continue.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and neurology. Research and development expenses for the three months ended March 31, 2006 and 2005 were $29,553,000 and $25,831,000, respectively, and increased $3,722,000 (14%) in the three months ended March 31, 2006 compared to the same period in 2005. Research and development costs have increased sharply in 2005 and 2006 over prior years as a result of clinical trials conducted for late stage drug candidates.

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

We recorded a provision of $26,466,000 in the three months ended March 31, 2006 in connection with our decision to implement the restructuring program. This charge consists of the write off of the costs of assets to be abandoned in the restructuring process of $19,822,000 and an accrual for a portion of the severance costs of employees who will be terminated in the program of $6,644,000. The severance charges recorded in the three months ended March 31, 2006 relate to 103 employees in administrative and research positions whose positions were eliminated in the restructuring. The amount of the accrual for severance in the three months ended March 31, 2006 was determined in accordance with Financial Accounting Standard No. 112 “Employers’ Accounting for Postemployment Benefits.”

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

The following table compares 2006 and 2005 revenues by reportable segments and operating expenses for the three months ended March 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2006	2005	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$75,856	$48,922	$26,934	55%
Latin America	35,788	32,060	3,728	12%
Europe	56,257	65,875	(9,618)	(15)%
AAA	13,500	14,925	(1,425)	(10)%

Total specialty pharmaceuticals	181,401	161,782	19,619	12%
Ribavirin royalties	18,091	19,335	(1,244)	(6)%

Total revenues	199,492	181,117	18,375	10%
Costs and Expenses
Cost of goods sold (excluding amortization)	58,601	48,783	9,818	20%
Selling expenses	64,276	52,850	11,426	22%
General and administrative expenses	28,446	24,705	3,741	15%
Research and development costs	29,553	25,831	3,722	14%
Gain on settlement of litigation	(34,000)	—	(34,000)	NM
Acquired IPR&D	—	126,399	(126,399)	NM
Restructuring charges	26,466	1,695	24,771	NM
Amortization expense	17,523	13,968	3,555	25%

Operating income (loss)	$8,627	$(113,114)	$121,741	NM %

Gross profit on product sales (excluding amortization)	$122,800	$112,999	$9,801	9%

Gross profit margin on product sales	68%	70%

NM — Percentage not meaningful

Specialty Pharmaceutical Revenues:  Specialty pharmaceutical sales increased $19,619,000 (12%) for the three months ended March 31, 2006 over the same period in 2005. The increase in pharmaceutical sales was led by our promoted products which increased $23,622,000 (28%). In addition, sales of products acquired from Xcel and Infergen contributed $32,046,000 and $7,298,000 to pharmaceutical sales in the three months ended March 31, 2006 and 2005, respectively.

In the North America pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $75,856,000 compared to $48,922,000 for the same period in 2005, an increase of $26,934,000 (55%). The increase was primarily driven by sales of products acquired from Xcel (which were acquired on March 1, 2005) and Infergen (which was acquired on December 30, 2005). Sales of products acquired from Xcel totaled $18,341,000 in the three months ended March 31, 2006 and $7,299,000 in the three months ended March 31, 2005 (representing only one month’s sales in 2005). Sales of Infergen were $13,705,000 in the three months ended March 31, 2006; we did not record any sales of Infergen in 2005.

In the Latin America pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $35,788,000 compared to $32,060,000 for the same period in 2005, an increase of $3,728,000 (12%). The increase is primarily due to favorable foreign exchange effects ($2.1 million), sales of a newly acquired product, Melleril, in Brazil ($1,408,000) and increased sales of Bedoyecta ($1,336,000) resulting from a continuing successful direct-to-consumer campaign. These increases were partially offset by declines in sales of non-promoted products.

In the Europe pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $56,257,000 compared to $65,875,000 for the same period in 2005, a decrease of $9,618,000 (15%). Approximately $3,769,000 of the decrease in European sales is attributable to currency exchange rate movements and approximately $6,200,000 is due to lower sales volumes. The lower sales volumes were experienced across all European markets with the exceptions of Poland and the United Kingdom. Sales in Germany decreased approximately $5,922,000 partially as a result of changes in purchase patterns in the wholesale market.

In the AAA pharmaceuticals segment, revenues for the three months ended March 31, 2006 were $13,500,000 compared to $14,925,000 for the same period in 2005, a decrease of $1,425,000 (10%). The decrease was primarily due to lower sales in China and Australia.

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

Ribavirin royalties from Schering-Plough and Roche for the three months ended March 31, 2006 were $18,091,000 compared to $19,335,000 for the same period in 2005, a decrease of $1,244,000 (6%). The relative decline in ribavirin royalty revenues for the three months ended March 31, 2006 as compared to the same period in the prior year primarily reflects reductions in reserves against the royalty revenues recorded in the three month period ended March 31, 2005.

Gross Profit Margin (excluding amortization):  Gross profit margin on pharmaceutical sales for the three months ended March 31, 2006 was 68% compared to 70% the same period in 2005. The decrease in gross profit margin is attributable to a temporary maintenance shutdown in our Mexico plant that lasted longer than anticipated and to adjustments made for products that were not manufactured to specifications and to other inventory write-offs. Cost of goods sold in 2006 includes a provision of $434,000 related to employee stock option and purchase programs following the implementation of SFAS 123(R) in 2005 Stock compensation expense included in cost of sales was $62,000.

Selling Expenses:  Selling expenses were $64,276,000 for the three months ended March 31, 2006 compared to $52,850,000 for the same period in 2005, an increase of $11,426,000 (22%). As a percent of pharmaceutical sales, selling expenses were 35% for the three months ended March 31, 2006 compared to 33% for 2005. The increase in selling expenses reflects our increased promotional efforts primarily in North America and includes costs related to the launch of line extensions and new products. Selling expenses in 2006 include a provision of $854,000 for expenses associated with stock option and stock purchase programs following the implementation of SFAS 123(R), in 2005 selling expenses included $35,000 of stock-based compensation.

General and Administrative Expenses:  General and administrative expenses were $28,446,000 for the three months ended March 31, 2006 compared to $24,705,000 for the same period in 2005, an increase of $3,741,000 (15%). As a percent of pharmaceutical sales, general and administrative expenses were 16% for the three months ended March 31, 2006 compared to 15% for the same period in 2005. Stock compensation expense included in general and administrative expense increased to $3,532,000 in the three months ended March 31, 2006 from $525,000 in the same period in 2005 as a result of implementing SFAS 123(R). Excluding stock compensation costs, general and administrative expenses declined as a percentage of pharmaceutical revenues in 2006 as compared to 2005.

Research and Development:  Research and development expenses were $29,553,000 for the three months ended March 31, 2006 compared to $25,831,000 for the same period in 2005, an increase of $3,722,000 (14%). The increase in research and development expenses reflects the costs of clinical trials for Viramidine and pradefovir. Research and development expenses include $798,000 of stock compensation expense in the three months ended March 31, 2006 and $240,000 in the same period in 2005 following the implementation of SFAS 123(R).

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

Amortization:  Amortization expense was $17,523,000 for the three months ended March 31, 2006 compared to $13,968,000 for the same period in 2005, an increase of $3,555,000 (5%). The increase was due to amortization of intangibles acquired with the acquisition of Xcel and Infergen.

Other Income, Net, Including Translation and Exchange:  Other income, net, including translation and exchange was $937,000 for the three months ended March 31, 2006 compared to a loss of $1,791,000 for the same period in 2005. These amounts consist primarily of foreign currency exchange gains and losses. The variation between years reflects foreign exchange movements during the period.

Interest Expense and Income:  Interest expense increased $756,000 during the three months ended March 31, 2006 compared to the same period in 2005 primarily as result of higher interest rates on variable rate debt. Interest income decreased $358,000 during the year ended March 31, 2006 compared to the same period in 2005 as a result of lower cash and investment securities balances.

Income Taxes:  The tax provisions in the first quarters of both 2006 and 2005 relate to the profits of our foreign operations and state and local taxes in the U.S. The decrease in 2006 is a result of the reduced profitability of our operations, withholding taxes, in Europe and the AAA regions. Our U.S. operations, which include our research and development activities, have substantial net operating loss carryforwards for US income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, the tax benefits associated with U.S. operating losses have been fully reserved. Additionally, in 2005 a significant portion of the loss relates to a charge for IPR&D associated with the Xcel acquisition that will not be deductible for tax purposes since that acquisition was structured as a stock purchase.

Loss from Discontinued Operations, Net of Taxes:  Loss from discontinued operations was $212,000 for the three months ended March 31, 2006 compared to $1,503,000 in the same period in 2005. The losses in 2006 relate to closure and wind up of our remaining administrative activities associated with the discontinued manufacturing operations in Central Europe, the last of which was disposed of in 2005.

Liquidity and Capital Resources

Cash and marketable securities totaled $255,483,000 at March 31, 2006 compared to $235,066,000 at December 31, 2005. Working capital was $379,437,000 at March 31, 2006 compared to $355,505,000 at December 31, 2005. The increase in working capital of $23,932,000 was primarily attributable to gain on litigation settlement of $34,000,000, partially offset by cash used in operations, including research and development activities.

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

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006. The filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006, within sixty days of the notice of default, has cured the asserted default under the indenture.

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

Following a Special Protocol Assessment by the FDA two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1) was conducted at approximately 45 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) will be performed at 55 sites, mainly in Europe. On September 2, 2005, the first patient in the RESTORE1 trial was enrolled. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring a year to a year-and-a-half to enroll.

A Phase 1 cardiology trial in healthy volunteers, a hepatic impairment study and a renal impairment study are being planned to start in mid-2006.

Assuming successful completion of the Phase 3 trials, availability of the trials’ results in the second half of 2007, and approval by the FDA, we expect to launch retigabine in late 2008 or early 2009.

Infergen:  On December 30, 2005, we completed the acquisition of the United States and Canadian rights to the hepatitis C drug Infergen (interferon alfacon-1) from InterMune. Infergen, or consensus interferon, is a bio-

optimized, selective and highly potent type 1 interferon alpha originally developed by Amgen and launched in the United States in 1997. It is currently indicated as monotherapy for the treatment of adult patients suffering from chronic hepatitis C viral infections with compensated liver disease who have not responded to other treatments or have relapsed after such treatment. Infergen is the only interferon with data in the label regarding use in patients following relapse or non-response to certain previous treatments.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5,618,000, which consisted of stock-based compensation expense related to employee stock options and the Employee Stock Purchase Plan of $4,981,000, and stock-based compensation expense related to restricted stock awards and acquisitions of $637,000. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years for this new pronouncement. Stock-based compensation expense of $862,000 for the three ended March 31, 2005 included $318,000 for stock options and $544,000 related to restricted stock awards and acquisitions which the Company had been recognizing under previous accounting standards (see Notes 1 and 2 to Consolidated Condensed Financial Statements). The following table shows the pro forma effects had we applied SFAS 123R in 2005:

Three Months Ended
March 31, 2005
(In thousands, except
per share amounts)
(Restated)

Net loss as reported	$(139,759)
Stock compensation expense recorded at intrinsic value for stock incentive plans	862
Stock compensation expense determined under fair value method for stock incentive plans	(5,560)

Pro forma net loss	$(144,457)

Net loss per share:
Basic and diluted — as reported	$(1.57)

Basic and diluted — pro forma	$(1.63)

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $5.48 determined using the Black-Scholes model and the following weighted-average assumptions:

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at March 31, 2006 is as follows:

(In Thousands)

Remainder of 2006	$13,580
2007	8,255
2008	3,108
2009 and thereafter	767

$25,710

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance, with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Notes 10 and 12 of notes to consolidated condensed financial statements for a discussion of contingencies.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three months ended March 31, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 8, 2006 except for Note 2, which is as of January 22, 2007, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q/A, which could cause actual results to differ materially from those anticipated by our management. In addition, the information set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. At March 31, 2006 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Viramidine was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	Some of our development programs are based on the library of nucleoside compounds we have developed. It is not practicable to create backups for our nucleoside library, and accordingly it is at risk of loss in earthquakes, fire and other natural disasters and catastrophes. Any insurance we maintain may not be adequate to cover our losses.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our debt agreements permit us to incur additional debt, subject to certain restrictions, but there is no guaranty that we will actually be able to borrow any money should the need for it arise.

•	We are involved in several legal proceedings, including those described in Notes 10 and 12 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Dependence on key personnel leaves us vulnerable to a negative impact if they leave. Our continued success will depend, to a significant extent, upon the efforts and abilities of the key members of management. The loss of their services could have a negative impact on us.

•	Our research and development activities involve the controlled use of potentially harmful biological materials as wells as hazardous materials, chemicals and various radioactive compounds. We cannot

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

As disclosed in the Note 2 to the consolidated condensed financial statements contained in this Form 10-Q/A, we announced on September 11, 2006 that a Special Committee consisting solely of independent members of the board of directors had been formed to conduct an internal review of our historic stock option practices and related accounting.

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

Our annual report on Form 10-K/A for the year ended December 31, 2005 includes a detailed discussion of our risk factors. Pursuant to the instructions to Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our most recent annual report on Form 10-K/A. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our most recent Form 10-K/A and the other risks described in this Form 10-Q/A.

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

The delay in filing the quarterly report on Form 10-Q may increase the resources to file registration statements.

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

Date: January 30, 2007

/s/  Bary G. Bailey
Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 30, 2007

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