Form 10-Q/A
period 2006-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-01-30
CIK 930184

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

VALEANT PHARMACEUTICALS INTERNATIONAL

Explanatory Note

We are amending our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006 (the “Original Filing”) to restate our condensed consolidated financial statements for the three month and six month periods ended June 30, 2006 and 2005 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements for a detailed discussion of the effect of the restatement. On January 22, 2007 we filed an amended annual report on Form 10-K/A for the year ended December 31, 2005.

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

For more information on these matters, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Restatement of Consolidated Financial Statements, Note 2 of the Notes to the Condensed Consolidated Financial Statements, and Item 4, “Controls and Procedures.”

As a result of the findings of the Special Committee as well as our internal review, we concluded that it was necessary to amend our annual report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. The annual report on Form 10-K/A, filed on January 22, 2007, also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, originally filed on May 9, 2006 and August 8, 2006, respectively, to restate our condensed consolidated financial statements for those periods. We also restated the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q on January 22, 2007. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) this amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2006, (ii) the amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2006 being filed on the same date as this filing, and (iii) the amended annual report on Form 10-K/A for the year ended December 31, 2005, filed January 22, 2007.

All of the information in this amended quarterly report on Form 10-Q/A is as of June 30, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or modify or update disclosures (including, the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, and 32.1 described below) affected by subsequent events. For the convenience of the reader, this amended quarterly report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the findings of the Special Committee as well as our internal review:

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

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(In thousands, except par value data)

	June 30,	December 31,
	2006	2005
	(Restated)(1)	(Restated)(1)
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$244,607	$224,856
Marketable securities	8,208	10,210
Accounts receivable, net	201,567	187,987
Inventories, net	144,505	136,034
Prepaid expenses and other current assets	33,118	40,354

Total current assets	632,005	599,441

Property, plant and equipment, net	174,648	230,126
Deferred tax assets, net	24,767	25,342
Goodwill	79,977	79,486
Intangible assets, net	506,117	536,319
Other assets	48,781	43,176
Assets of discontinued operations	49	127

Total non-current assets	834,339	914,576

	$1,466,344	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$59,587	$55,279
Accrued liabilities	144,173	140,839
Notes payable and current portion of long-term debt	487	495
Income taxes	40,648	47,323

Total current liabilities	244,895	243,936

Long-term debt, less current portion	779,483	788,439
Deferred tax liabilities, net	2,796	8,208
Other liabilities	22,542	16,372
Liabilities of discontinued operations	23,078	23,118

Total non-current liabilities	827,899	836,137

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 92,873 (June 30, 2006) and 92,760 (December 31, 2005) shares outstanding (after deducting shares in treasury of 1,094 as of June 30, 2006 and December 31, 2005)	929	928
Additional capital	1,237,998	1,224,907
Accumulated deficit	(833,195)	(770,350)
Accumulated other comprehensive income (loss)	(12,182)	(21,541)

Total stockholders’ equity	393,550	433,944

	$1,466,344	$1,514,017

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2006 and 2005
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

Revenues:
Product sales	$208,756	$180,942	$390,157	$342,724
Ribavirin royalties	21,635	24,206	39,726	43,541

Total revenues	230,391	205,148	429,883	386,265

Costs and expenses:
Cost of goods sold (excluding amortization)	65,759	53,003	124,360	101,786
Selling expenses	66,270	61,489	130,546	114,339
General and administrative expenses	30,667	26,111	59,113	50,816
Research and development costs	26,868	27,629	56,421	53,460
Acquired in-process research and development	—	—	—	126,399
Gain on litigation settlement	—	—	(34,000)	—
Restructuring charges	53,082	(1,324)	79,548	371
Amortization expense	17,514	17,211	35,037	31,179

Total costs and expenses	260,160	184,119	451,025	478,350

Income (loss) from operations	(29,769)	21,029	(21,142)	(92,085)
Other income (loss), net, including translation and exchange	757	(2,631)	1,694	(4,422)
Interest income	2,715	3,119	5,372	6,134
Interest expense	(10,861)	(10,063)	(21,298)	(19,744)

Income (loss) from continuing operations before income taxes and minority interest	(37,158)	11,454	(35,374)	(110,117)
Provision (benefit) for income taxes	5,163	10,256	12,705	26,770
Minority interest, net	—	134	1	305

Income (loss) from continuing operations	(42,321)	1,064	(48,080)	(137,192)
Loss from discontinued operations	(197)	(1,988)	(409)	(3,491)

Net loss	$(42,518)	$(924)	$(48,489)	$(140,683)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.46)	$0.01	$(0.52)	$(1.51)
Loss from discontinued operations	—	(0.02)	—	(0.04)

Net loss	$(0.46)	$(0.01)	$(0.52)	$(1.55)

Shares used in per share computation	92,818	92,568	92,794	90,712
Dividends paid per share of common stock	$0.08	$0.08	$0.16	$0.16

Dividends declared per share of common stock	$0.08	$0.08	$0.16	$0.16

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2006 and 2005
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

Net loss	$(42,518)	$(924)	$(48,489)	$(140,683)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,643)	(16,378)	10,626	(31,740)
Unrealized gain (loss) on marketable equity securities and other	(144)	2,993	(1,267)	6,251

Comprehensive (loss)	$(47,305)	$(14,309)	$(39,130)	$(166,172)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited, in thousands)

	2006	2005
	(Restated)(1)	(Restated)(1)

Cash flows from operating activities:
Net Loss	$(48,489)	$(140,683)
Loss from discontinued operations	(409)	(3,491)

Loss from continuing operations	(48,080)	(137,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,070	45,498
Provision for losses on accounts receivable and inventory obsolescence	7,671	3,805
Stock compensation expense	10,697	1,652
Translation and exchange (gains) losses, net	(1,694)	4,422
Impairment charges and other non-cash items	67,913	1,355
Acquired in-process research and development	—	126,399
Deferred income taxes	(3,787)	(18,215)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,428)	2,154
Inventories	(12,435)	(13,518)
Prepaid expenses and other assets	1,769	3,916
Trade payables and accrued liabilities	3,015	(21,243)
Income taxes	(11,314)	22,088
Other liabilities	1,732	1,284

Cash flow from operating activities in continuing operations	51,129	22,405
Cash flow from operating activities in discontinued operations	(418)	(1,129)

Net cash provided by operating activities	50,711	21,276

Cash flows from investing activities:
Capital expenditures	(19,840)	(15,021)
Proceeds from sale of assets	8,037	5,876
Proceeds from investments	6,665	506,600
Purchase of investments	(8,900)	(299,672)
Acquisition of businesses, license rights and product lines	(2,932)	(281,781)

Cash flow from investing activities in continuing operations	(16,970)	(83,998)
Cash flow from investing activities in discontinued operations	(1)	(132)

Net cash used in investing activities	(16,971)	(84,130)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(6,137)	(708)
Proceeds capitalized lease financing	578	—
Stock option exercises and employee stock purchases	2,395	1,646
Proceeds from stock offering	—	189,030
Dividends paid	(14,354)	(13,650)

Net cash provided by (used in) financing activities	(17,518)	176,318

Effect of exchange rate changes on cash and cash equivalents	3,501	(9,033)

Net increase (decrease) in cash and cash equivalents	19,723	104,431
Cash and cash equivalents at beginning of period	224,903	222,719

Cash and cash equivalents at end of period	244,626	327,150
Cash and cash equivalents classified as part of discontinued operations	(19)	(995)

Cash and cash equivalents of continuing operations	$244,607	$326,155

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant, and “the Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2005.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

See Note 2 for information associated with the restatement of our consolidated financial statements which resulted from an investigation into our stock-option granting practices. A Special Committee of our board of directors determined that there were differences between the historical market price of the our common stock at the dates that stock options were officially awarded and the stock option exercise prices. These differences resulted in substantial additional stock compensation expense as determined in accordance with APB 25 and related interpretations. Further, these differences impacted the calculation of the fair values of our stock options as determined under FAS 123, since fair value is determined based, in part, on both the market price of a stock at the date of grant and the grant exercise price. Our historical consolidated financial statements and the pro forma information below have been restated to reflect these differences.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense was $5,079,000 and $10,697,000 in the three-month and six-month periods ended June 30, 2006, respectively. The following table illustrates the effect of applying SFAS 123(R) on our financial results in 2005.

	Periods Ended
	June 30, 2005
	Three months	Six Months
	(In thousands, except
	per share amounts)
	(Restated)	(Restated)

Net loss as reported	$(924)	$(140,683)
Stock compensation expense recorded at intrinsic value for stock incentive plans	789	1,652
Stock compensation expense determined under fair value method for stock incentive plans	(5,583)	(11,174)

Pro forma net loss	$(5,718)	$(150,205)

Net loss per share:
Basic and diluted — as reported	$(0.01)	$(1.55)

Basic and diluted — pro forma	$(0.06)	$(1.66)

Prior to the restatement discussed in Note 2, we reported that the pro forma net loss and net loss per share resulting from the application of SFAS 123R would have been $5,620,000 and $0.06 per share, respectively, for the three-month period ended June 30, 2005 and $149,832,000 and $1.65 per share, respectively, for the six-month period ended June 30, 2005.

Income tax benefits in the United States that are associated with the our stock option programs and stock compensation expense have been recorded net of a completely offsetting valuation allowance because, at this time, there is insufficient objective evidence to assure that we will have sufficient U.S. taxable income to realize such benefits.

Recent Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109‘ (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Consolidated Financial Statements

We are amending our quarterly report on Form 10-Q for the quarter ended June 30, 2006 to restate our condensed consolidated financial statements for the three month and six month periods ended June 30, 2006 and 2005 and the related disclosures. On January 22, 2007 we filed an amended annual report on Form 10-K/A for the year ended December 31, 2005.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

							Total
	Six Months Ended		Year Ended			Cumulative	Additional
	June 30,		December 31,			Effect	Expense
	2006	2005	2005	2004	2003	1982-2002	(Income)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$—	$—	$11,488	$11,488
Option grants to directors with improper measurement dates	—	—	—	—	—	148	148
Other option grants with improper measurement dates	—	—	—	—	—	4,538	4,538
Re-priced option grant	—	—	—	—	—	997	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	—	—	10,105	10,105

Sub total pre Change in Control	—	—	—	—	—	28,651	28,651

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

							Total
	Six Months Ended		Year Ended			Cumulative	Additional
	June 30,		December 31,			Effect	Expense
	2006	2005	2005	2004	2003	1982-2002	(Income)

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	(3)	587	1,171	1,085	172	—	2,425
Other stock option matters after June 2002	—	13	21	(7)	20	—	35

Sub total post Change in Control	(3)	600	1,192	1,078	192	—	2,460

Total impact of additional stock compensation on operating income	(3)	600	1,192	1,078	192	28,651	31,111
Other items corrected in connection with restatement	(1,772)	(67)	(2,273)	(1,265)	(90)	7,766	2,366
Tax effects of above and other tax items	(1,170)	344	964	(14,957)	1,785	3,357	(10,022)

Net income decrease (increase) resulting from all restatement items	$(2,945)	$877	$(117)	$(15,144)	$1,887	$39,774	$23,455

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the specific income statement accounts as reported and as affected by the restatement for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)

Revenues
As previously reported	$230,152	$180,828	$429,000	$386,172
Adjustment	239	114	883	93

As restated	$230,391	$180,942	$429,883	$386,265

Cost of goods sold
As previously reported	$65,744	$52,940	$124,324	$101,661
Adjustment	15	63	36	125

As restated	$65,759	$53,003	$124,360	$101,786

Selling expenses
As previously reported	$66,268	$61,454	$130,538	$114,269
Adjustment	2	35	8	70

As restated	$66,270	$61,489	$130,546	$114,339

Research and development costs
As previously reported	$26,842	$27,559	$56,377	$53,283
Adjustment	26	70	44	177

As restated	$26,868	$27,629	$56,421	$53,460

General and administrative expenses
As previously reported	$31,553	$25,985	$60,093	$50,562
Adjustment	(886)	126	(980)	254

As restated	$30,667	$26,111	$59,113	$50,816

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)

Income (loss) from operations, before interest, taxes and other items
As previously reported	$(30,851)	$21,209	$(22,917)	$(91,552)
Adjustment	1,082	(180)	1,775	(533)

As restated	$(29,769)	$21,029	$(21,142)	$(92,085)

Income (loss) from continuing operations before income taxes income taxes and minority interest
As previously reported	$(38,240)	$11,634	$(37,149)	$(109,584)
Adjustment	1,082	(180)	1,775	(533)

As restated	$(37,158)	$11,454	$(35,374)	$(110,117)

Provision for income taxes
As previously reported	$6,633	$10,059	$13,875	$26,426
Adjustment	(1,470)	197	(1,170)	344

As restated	$5,163	$10,256	$12,705	$26,770

Income (loss) from continuing operations
As previously reported	$(44,873)	$1,441	$(51,025)	$(136,315)
Adjustment	2,552	(377)	2,945	(877)

As restated	$(42,321)	$1,064	$(48,080)	$(137,192)

Net income (loss)
As previously reported	$(45,070)	$(547)	$(51,434)	$(139,806)
Adjustment	2,552	(377)	2,945	(877)

As restated	$(42,518)	$(924)	$(48,489)	$(140,683)

Basic and diluted earnings per share from continuing operations
As previously reported	$(0.49)	$0.02	$(0.55)	$(1.50)
Adjustment	$0.03	$(0.01)	$0.03	$(0.01)

As restated	$(0.46)	$0.01	$(0.52)	$(1.51)

Basic and diluted earnings per share
As previously reported	$(0.49)	$(0.01)	$(0.55)	$(1.54)
Adjustment	$0.03	$—	$0.03	$(0.01)

As restated	$(0.46)	$(0.01)	$(0.52)	$(1.55)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the specific balance sheet accounts as reported and as affected by the restatement as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(In thousands)

Other current assets (deferred taxes)
As previously reported	$33,118	$36,652
Adjustment	—	3,702

As restated	$33,118	$40,354

Deferred tax assets, Net
As previously reported	$24,767	$45,904
Adjustment	—	(20,562)

As restated	$24,767	$25,342

Accrued liabilities (reserve for product returns)
As previously reported	$141,808	$136,701
Adjustment	2,365	4,138

As restated	$144,173	$140,839

Income taxes — current
As previously reported	$40,648	$42,452
Adjustment	—	4,871

As restated	$40,648	$47,323

Deferred taxes and other liabilities
As previously reported	$2,796	$28,770
Adjustment	—	(20,562)

As restated	$2,796	$8,208

Additional capital
As previously reported	$1,216,908	$1,203,814
Adjustment	21,090	21,093

As restated	$1,237,998	$1,224,907

Accumulated deficit
As previously reported	$(809,740)	$(743,950)
Adjustment	(23,455)	(26,400)

As restated	$(833,195)	$(770,350)

As previously reported	$395,915	$439,251
Adjustment	(2,365)	(5,307)

As restated	$393,550	$433,944

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the impact of the restatement on our consolidated statements of cash flows from operating activities six months ended June 30, 2006 and 2005 (in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(51,434)	2,945	$(48,489)	$(139,806)	$(877)	$(140,683)
Loss from discontinued operations	(409)	—	(409)	(3,491)	—	(3,491)

Loss from continuing operations	(51,025)	2,945	(48,080)	(136,315)	(877)	(137,192)
Adjustments to reconcile net loss to net cash provided by operating activities:			—			—
Depreciation and amortization	47,070	—	47,070	45,498	—	45,498
Provision for losses on accounts receivable and inventories	7,671	—	7,671	3,805	—	3,805
Stock compensation expense	10,700	(3)	10,697	1,052	600	1,652
Translation and exchange (gains) losses, net	(1,694)	—	(1,694)	4,422	—	4,422
Impairment charges and other non-cash items	67,913	—	67,913	1,355	—	1,355
Acquired in-process research and development	—	—	—	126,399	—	126,399
Deferred income taxes	(3,787)	—	(3,787)	(18,215)	—	(18,215)
Change in assets and liabilities, net of effects of acquisitions:		—	—		—	—
Accounts receivable	(11,428)	—	(11,428)	2,154	—	2,154
Inventories	(12,435)	—	(12,435)	(13,518)	—	(13,518)
Prepaid expenses and other assets	(1,933)	3,702	1,769	3,916	—	3,916
Trade payables and accrued liabilities	4,787	(1,772)	3,015	(21,176)	(67)	(21,243)
Income taxes	(6,442)	(4,872)	(11,314)	21,744	344	22,088
Other liabilities	1,732	—	1,732	1,284	—	1,284

Cash flow from operating activities in continuing operations	51,129	—	51,129	22,405	—	22,405
Cash flow from operating activities in discontinued operations	(418)	—	(418)	(1,129)	—	(1,129)

Net cash provided by operating activities	$50,711	$—	$50,711	$21,276	$—	$21,276

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring

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

	Three Months Ended		Six Months Ended
Restructuring Charge Details	March 31, 2006	June 30, 2006	June 30, 2006
	(In thousands)

Employee Severances (135 Employees)	$6,644	$5,369	$12,013
Contract cancellation and other cash costs	—	992	992

Subtotal: Cash-related Charges	6,644	6,361	13,005
Abandoned software and other capital assets	19,822	3,031	22,853
Impairment of manufacturing assets	—	43,690	43,690

Subtotal: Non-cash charges	19,822	46,721	66,543
Total:	$26,466	$53,082	$79,548

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

	March 31,	June 30,
	2006	2006
	(In thousands)

Opening Accrual	$—	$5,425
Cash Charges	6,644	6,361
Cash Paid	(1,219)	(3,235)

Closing Accrual	$5,425	$8,551

We have recorded impairment charges of $18,576,000 related to our manufacturing plant in Humacao, Puerto Rico and $6,614,000 related to a manufacturing plant in Birsfelden, Switzerland in the three months ended June 30, 2006. We are continuing to develop specific plans for the sale of these facilities which is expected to be completed within 12 to 18 months.

Restructuring charges in the three and six-month periods ended June 30, 2005 relate to the decision to dispose of the Company’s manufacturing facility in China offset in part by the gain on the sale of a manufacturing plant in Argentina.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

preacquisition sales and certain third-party claims. As of June 30, 2006, approximately $5,116,000 of the Xcel purchase price was in an escrow fund to pay indemnification claims.

The following unaudited pro forma financial information presents the combined results of operations of Valeant, Infergen and Xcel for the three and six month periods ended June 30, 2005 as if the acquisitions had occurred as of January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of January 1, 2005, and should not be taken as representative of our future consolidated results of operations or financial condition (in thousands, except per share information):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(Restated)	(Restated)

Net revenues	$212,526	$412,976
Loss from continuing operations	(12,744)	(208,766)
Net loss	(14,732)	(212,257)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)	$(2.26)
Net loss	$(0.16)	$(2.29)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Income (loss):
Numerator for basic and dilutive earnings per share — loss to stockholders	$(42,518)	$(924)	$(48,489)	$(140,683)

Shares:
Denominator for basic and dilutive earnings per share — adjusted weighted-average shares after assumed conversions	92,818	92,568	92,794	90,712

Basic and diluted (loss) per share:
Income (loss) from continuing operations	$(0.46)	$0.01	$(0.52)	$(1.51)
Loss from discontinued operations	—	(0.02)	—	(0.04)

Basic and diluted net loss per share	$(0.46)	$(0.01)	$(0.52)	$(1.55)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.  Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Accounts receivable, net:
Trade accounts receivable	$154,297	$153,497
Royalties receivable	22,888	27,306
Other receivables	29,567	12,669

	206,752	193,472
Allowance for doubtful accounts	(5,185)	(5,485)

	$201,567	$187,987

Inventories, net:
Raw materials and supplies	$37,176	$34,931
Work-in-process	26,875	28,726
Finished goods	97,105	85,152

	161,156	148,809
Allowance for inventory obsolescence	(16,651)	(12,775)

	$144,505	$136,034

Property, plant and equipment, net:
Property, plant and equipment, at cost	$389,239	$401,613
Accumulated depreciation and amortization	(214,591)	(171,487)

	$174,648	$230,126

Intangible assets:  As of June 30, 2006 and December 31, 2005, intangible assets were as follows (in thousands):

	June 30,		December 31,
	2006		2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Product rights	$769,601	$(287,213)	$763,652	$(257,379)
License agreement	67,376	(43,647)	67,376	(37,330)

Total intangible assets	$836,977	$(330,860)	$831,028	$(294,709)

Amortization expense for the three and six months ended June 30, 2006 was $17,514,000 and $35,037,000, respectively, of which $14,357,000 and $28,720,000, respectively, related to amortization of acquired product rights.

8.	Income Taxes

We incur losses in the U.S. where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses through offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in US

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The increase in the valuation allowance for the six months ended June 30, 2006 was approximately $15,736,000 resulting in a provision for income taxes of $12,705,000 for this period. The income tax provision primarily represents the taxes payable on earnings in tax jurisdictions outside the U.S., net of tax benefits outside the U.S. resulting from restructuring charges, foreign withholding taxes, interest on U.S. liabilities recorded in connection with the 1997 through 2001 IRS examination and state and local taxes.

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

One of our Singapore subsidiaries has borrowed money from one of our U.S. subsidiaries. A Singapore withholding tax applies to the interest payments that accrue under this intercompany lending arrangement. The liability for these payments, which arose in 2004, 2005 and the first and second quarters of 2006, was originally recorded as a component of income tax expense for the three months ended June 30, 2006, with no corresponding U.S. tax benefit due to valuation allowances having been established. These amounts were $206,000, $964,000, $300,000, and $307,000, respectively, and have been recorded in the periods in which they arose as part of the restatement discussed in Note 2.

In 2002, we failed to withhold U.S. federal taxes on the fees, bonus amounts and the value of stock options subject to accelerated vesting which were paid to an individual who was then a member of the board of directors, and who was a resident of Switzerland. The amount that should have been withheld is $740,000. With interest, the amount due the U.S. Government at June 30, 2006 is $920,000. The charge associated with this liability was originally recorded as a component of general and administrative expense for the three months ended June 30, 2006. As part of the restatement discussed in Note 2 this liability has been recorded in the correct prior period.

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

The schedule below reflects the number of outstanding and exercisable options as of June 30, 2006 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable		Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number	Exercise	Number	Exercise	Contractual
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$ 8.10 to $13.83	4,726	$10.32	3,632	$10.34	6.47
$14.99 to $18.55	4,894	$17.99	1,581	$18.19	8.14
$18.70 to $46.25	4,222	$25.50	2,462	$26.94	6.86

	13,842		7,675

The fair value of options granted in 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005

Weighted-average life (years)	4.1	4.1
Volatility	38%	41%
Expected dividend per share	$0.31	$0.31
Risk-free interest rate	4.88%	4.33%
Weighted-average fair value of options	$5.48	$6.10

The aggregate intrinsic value of the stock options outstanding at June 30, 2006 was $31,567,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at June 30, 2006 was $24,110,000. During the six months ended June 30, 2006 stock options with an aggregate intrinsic value of $504,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

market and exercise prices. The fair value of options that vested in the six months ended June 30, 2006 as determined using the Black Scholes valuation model, was $5,551,000.

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

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount to market price. Additionally, the market prices under the ESPP program are the lower of the Company’s stock price at the beginning or end of each six month ESPP enrollment period. There are 7,000,000 shares of common stock reserved for issuance under the Purchase Plan, plus an annual increase on the first day of our fiscal year for a period of ten years, ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In the year ending 2005, we issued 100,000 shares of common stock for proceeds of $1,644,000. In the three month period ended June 30, 2006, 63,880 shares were issued for proceeds of $938,000. Under SFAS 123(R)we recorded $149,000 and $268,000 as compensation expense in the three and six month periods ended June 30, 2006, respectively, for shares expected to be purchased under this plan. This amount consists of the 15% discount to market price offered to participating employees under the ESPP plus the additional value, determined under the Black-Scholes model, of the plan feature allowing purchased share price to be based on the lower of the Company’s share price at the beginning or end of each ESPP enrollment period.

The components of stock compensation expense by programs is presented below (amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Employee stock options	$4,544	281	$9,405	600
Employee Stock Purchase Plan	148	—	268	—
Restricted stock grants	387	508	1,024	1,052

Total stock compensation expense	$5,079	$789	$10,697	$1,652

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense for the three months and six months ended June 30, 2006 was recorded in the following expense classifications (in thousands):

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Cost of goods sold	$367	63	$801	125
Selling expenses	$860	35	$1,713	70
General and administrative expense	3,068	481	6,601	1,006
Research and development costs	784	210	1,582	451

Total stock compensation expense	$5,079	$789	$10,697	$1,652

The amounts of future stock compensation expense associated with outstanding stock options and restricted stock units is scheduled to be charged to expense as follows (in thousands):

(Restated)

Remainder of 2006	$7,541
2007	7,826
2008	2,965
2009 and thereafter	740

$19,072

10.	Legal Proceedings and Contingencies

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Indemnification of Directors:  The Company, as well as other unrelated entities, may be responsible for indemnification obligations in connection with a lawsuit filed on March 24, 2006, by former chairman and chief executive officer, Milan Panic in State of California, Orange County, Superior Court styled Milan Panic v. Robert W. O’Leary and Randy Thurman, Case No. 06CC04425, against Robert W. O’Leary and Randy Thurman, current and former directors of the Company, respectively. Plaintiff Panic purports to assert direct claims against the two individual defendants for fraud, conspiracy, breach of fiduciary duties, and violations of California Business & Professions Code § 17200 et seq. in connection with a 2002 proxy context and subsequent receipt by defendants of compensation from the Company. Plaintiff alleges, among other things, damages in excess of $20 million, and purportedly seeks the costs of the lawsuit, attorneys’ fees, punitive damages, restitution and other injunctive relief. The July 28, 2006 settlement between Mr. Panic and us provides the suit against Messrs. O’Leary and Thurman will be dismissed.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the amounts of segment revenues and operating income of the Company for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$72,304	$60,512	$148,160	$109,434
International	64,471	54,430	109,661	96,346
EMEA	71,981	66,000	132,336	136,944

Total specialty pharmaceuticals	208,756	180,942	390,157	342,724
Ribavirin royalties	21,635	24,206	39,726	43,541

Consolidated revenues	$230,391	$205,148	$429,883	$386,265

Operating Income (Loss)
Specialty pharmaceuticals
North America	14,089	16,666	37,225	33,339
International	22,934	15,431	32,106	25,761
EMEA	12,393	8,867	16,609	20,879

	49,416	40,964	85,940	79,979
Corporate expenses(1)	(15,419)	(14,638)	(38,560)	(29,337)

Total specialty pharmaceuticals	33,997	26,326	47,380	50,642
Restructuring charges(2)	(53,082)	1,324	(79,548)	(371)
Gain on litigation settlement	—	—	34,000	—
Research and development	(10,684)	(6,621)	(22,974)	(15,957)
Acquired IPR&D(2)	—	—	—	(126,399)

Consolidated segment operating income (loss)	(29,769)	21,029	(21,142)	(92,085)
Interest income	2,715	3,119	5,372	6,134
Interest expense	(10,861)	(10,063)	(21,298)	(19,744)
Other, net	757	(2,631)	1,694	(4,422)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(37,158)	$11,454	$(35,374)	$(110,117)

(1)	All stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total assets of the Company by segment as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
Total Assets	2006	2005
		(Restated)

North America	$489,121	$503,196
International	184,787	183,740
EMEA	373,987	384,191
Corporate	208,746	223,820
Research and Development Division	209,654	218,943
Discontinued operations	49	127

Total	$1,466,344	$1,514,017

The following table sets forth the long term assets of the Company by segment as of June 30, 2006 and December 31, 2005 (in thousands)

	June 30,	December 31,
Long Term Assets	2006	2005
		(Restated)

North America	$392,841	$426,745
International	60,578	61,049
EMEA	115,746	129,952
Corporate	117,556	138,239
Research and Development Division	147,618	158,464

Total	$834,339	$914,449

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Dermatology
Efudix/Efudex®(P)	$14,978	$12,231	$30,560	$31,507
Kinerase®(P)	9,024	5,821	15,884	10,256
Oxsoralen-Ultra®(P)	3,593	4,126	7,101	7,094
Dermatixtm(P)	2,977	2,566	4,811	4,462
Eldoquin(P)	1,571	1,116	2,753	2,521
Other Dermatology	10,612	7,783	17,826	14,511
Infectious Disease
Infergen®(P)(a)	11,309	—	25,014	—
Virazole®(P)	3,780	4,153	9,581	8,327
Other Infectious Disease	4,890	4,245	9,622	10,098
Neurology
Diastat(P)(b)	11,709	14,291	23,731	19,468
Mestinon®(P)	12,326	10,434	22,143	20,294
Librax(P)	5,004	1,670	7,924	5,751
Cesamet(P)	4,042	1,919	7,345	3,974
Migranal(P)(b)	2,701	4,130	5,816	4,904
Dalmane/Dalmadorm(P)	2,544	3,329	5,010	5,971
Tasmar®(P)	1,666	1,533	2,851	2,472
Limbitrol(P)	1,318	1,623	2,828	2,917
Other Neurology	15,575	15,525	30,165	26,092
Other Therapeutic Classes
Bedoyectatm(P)	12,512	10,976	23,092	20,220
Solcoseryl	4,597	3,911	7,974	8,105
Bisocard(P)	3,912	3,363	7,477	6,018
Nyal(P)	4,803	5,366	6,557	7,840
Calcitonin(P)	2,228	2,733	4,078	5,318
Espaven(P)	2,983	1,509	4,285	3,071
Aclotin(P)	1,219	1,370	2,591	2,890
Other Pharmaceutical Products	56,883	55,219	103,138	108,643

Total product sales	$208,756	$180,942	$390,157	$342,724

Total Promoted Product sales(P)	$120,796	$98,170	$229,406	$183,380

(a)	Infergen was acquired from InterMune on December 30, 2005.

(b)	Diastat and Migranal were acquired with the Xcel transaction on March 1, 2005.

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months ended June 30, 2006 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $38,675,000 in the three month period ended June 30, 2006, representing 18.6% of our product sales. Sales to Cardinal Health in the three month period were $18,943,253, representing 9.1% of our product sales. In the six month period ended June 30, 2006, sales to McKesson Corporation were $69,057,000 and sales to Cardinal Health were $37,056,000, representing 17.7% and 9.5%, respectively. In prior years no single customer accounted for more than 10% of product sales in any period.

12.	Subsequent events relating to the restatement

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006. The filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006 within sixty days of the notice of default has cured the asserted default under the indenture.

The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this amended annual report on Form 10-K/A and Note 2 to the consolidated financial statements set forth herein were initiated after June 30, 2006:

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

Derivative Actions:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006 respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. The defendants have not yet responded to the complaints. We expect the actions to be consolidated before a single judge after which the plaintiffs will file a single consolidated complaint. We will evaluate the consolidated complaint and respond accordingly

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

We are amending our quarterly report on Form 10-Q for the quarter ended June 30, 2006 to restate our condensed consolidated financial statements for the three month and six month periods ended June 30, 2006 and 2005 and the related disclosures. On January 22, 2007 we filed an amended annual report on Form 10-K/A for the year ended December 31, 2005.

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

							Total
	Six Months Ended					Cumulative	Additional
	June 30,		Year Ended December 31,			Effect	Expense
	2006	2005	2005	2004	2003	1982-2002	(Income)

Stock option grants prior to 2002 Change in Control:
Broad-based option grants with improper measurement dates	$—	$—	$—	$—	$—	$11,488	$11,488
Option grants to directors with improper measurement dates	—	—	—	—	—	148	148
Other option grants with improper measurement dates	—	—	—	—	—	4,538	4,538
Re-priced option grant	—	—	—	—	—	997	997
Improper measurement dates for option grants 1982-1994	—	—	—	—	—	1,375	1,375
Incremental charge in connection with Change in Control	—	—	—	—	—	10,105	10,105

Sub total pre Change in Control	—	—	—	—	—	28,651	28,651

Stock option grants after 2002 Change in Control:
Company-wide option grants with improper measurement dates	(3)	587	1,171	1,085	172	—	2,425
Other stock option matters after June 2002	—	13	21	(7)	20	—	35

Sub total post Change in Control	(3)	600	1,192	1,078	192	—	2,460

Total impact of additional stock compensation on operating income	(3)	600	1,192	1,078	192	28,651	31,111
Other items corrected in connection with restatement	(1,772)	(67)	(2,273)	(1,265)	(90)	7,766	2,366
Tax effects of above and other tax items	(1,170)	344	964	(14,957)	1,785	3,357	(10,022)

Net income decrease (increase) resulting from all restatement items	$(2,945)	$877	$(117)	$(15,144)	$1,887	$39,774	$23,455

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

In light of the conclusions of the Special Committee’s review of our stock option granting practices, we have re-evaluated the Management’s Report on Internal Control Over Financial reporting as of December 31, 2005 in the 2005 Form 10-K. The restated report is set forth in the Form 10-K/A. Based on this analysis, we have determined that there was a material weakness in our internal control over financial reporting relating to the accounting and disclosure of stock-based compensation expense as of December 31, 2005 and as of June 30, 2006. We implemented remedial controls in 2006.

The following table summarizes the effect of the restatement on our consolidated statements of operations for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product sales	$389,274	$883	$390,157	$342,631	$93	$342,724
Ribavirin royalties	39,726	—	39,726	43,541	—	43,541

Total revenues	429,000	883	429,883	386,172	93	386,265

Costs and expenses:
Cost of goods sold (excluding amortization)	124,324	36	124,360	101,661	125	101,786
Selling expenses	130,538	8	130,546	114,269	70	114,339
General and administrative expenses	60,093	(980)	59,113	50,562	254	50,816
Research and development costs	56,377	44	56,421	53,283	177	53,460
Acquired in-process research and development	—	—	—	126,399	—	126,399
Gain on settlement of litigation	(34,000)	—	(34,000)	—	—	—
Restructuring charges	79,548	—	79,548	371	—	371
Amortization expense	35,037	—	35,037	31,179	—	31,179

Total costs and expenses	451,917	(892)	451,025	477,724	626	478,350

Income (loss) from operations	(22,917)	1,775	(21,142)	(91,552)	(533)	(92,085)
Other income (loss), net, including translation and exchange	1,694	—	1,694	(4,422)	—	(4,422)
Interest income	5,372	—	5,372	6,134	—	6,134
Interest expense	(21,298)	—	(21,298)	(19,744)	—	(19,744)

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Income (loss) from continuing operations before income taxes and minority interest	(37,149)	1,775	(35,374)	(109,584)	(533)	(110,117)
Provision for income taxes	13,875	(1,170)	12,705	26,426	344	26,770
Minority interest, net	1	—	1	305	—	305

Loss from continuing operations	(51,025)	2,945	(48,080)	(136,315)	(877)	(137,192)
Loss from discontinued operations	(409)	—	(409)	(3,491)	—	(3,491)

Net loss	$(51,434)	$2,945	$(48,489)	$(139,806)	$(877)	$(140,683)

Basic and diluted loss per share:
Loss from continuing operations	$(0.55)	$—	$(0.52)	$(1.50)	$—	$(1.51)
Loss from discontinued operations	$—	—	—	$(0.04)	—	(0.04)

Basic and diluted net loss per share	$(0.55)	$—	$(0.52)	$(1.54)	$—	$(1.55)

Basic and diluted shares used in per share computation	92,794		92,794	90,712		90,712

The following table summarizes the effect of the restatement on our consolidated statements of operations for the three month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenues:
Product sales	$208,517	$239	$208,756	$180,828	$114	$180,942
Ribavirin royalties	21,635	—	21,635	24,206	—	24,206

Total revenues	230,152	239	230,391	205,034	114	205,148

Costs and expenses:
Cost of goods sold (excluding amortization)	65,744	15	65,759	52,940	63	53,003
Selling expenses	66,268	2	66,270	61,454	35	61,489
General and administrative expenses	31,553	(886)	30,667	25,985	126	26,111
Research and development costs	26,842	26	26,868	27,559	70	27,629
Acquired in-process research and development	—	—	—	—	—	—
Gain on settlement of litigation	—	—	—	—	—	—
Restructuring charges	53,082	—	53,082	(1,324)	—	(1,324)
Amortization expense	17,514	—	17,514	17,211	—	17,211

Total costs and expenses	261,003	(843)	260,160	183,825	294	184,119

Income (loss) from operations	(30,851)	1,082	(29,769)	21,209	(180)	21,029
Other income (loss), net, including translation and exchange	757	—	757	(2,631)	—	(2,631)
Interest income	2,715	—	2,715	3,119	—	3,119
Interest expense	(10,861)	—	(10,861)	(10,063)	—	(10,063)

Income (loss) from continuing operations before income taxes and minority interest	(38,240)	1,082	(37,158)	11,634	(180)	11,454
Provision for income taxes	6,633	(1,470)	5,163	10,059	197	10,256
Minority interest, net	—	—	—	134	—	134

Loss from continuing operations	(44,873)	2,552	(42,321)	1,441	(377)	1,064
Loss from discontinued operations	(197)	—	(197)	(1,988)	—	(1,988)

Net loss	$(45,070)	$2,552	$(42,518)	$(547)	$(377)	$(924)

Basic and diluted loss per share:
Loss from continuing operations	$(0.49)	$—	$(0.46)	$0.02	$—	$0.01
Loss from discontinued operations	$—	—	—	$(0.03)	—	(0.03)

Basic and diluted net loss per share	$(0.49)	$—	$(0.46)	$(0.01)	$—	$(0.01)

Basic and diluted shares used in per share computation	92,818		92,818	92,568		92,568

The following is a summary of the specific income statement accounts as reported and as affected by the restatement for the three and six month periods ended June 30, 2006 and 2005:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Revenues
As previously reported	$230,152	$180,828	$429,000	$386,172
Adjustment	239	114	883	93

As restated	$230,391	$180,942	$429,883	$386,265

Cost of goods sold
As previously reported	$65,744	$52,940	$124,324	$101,661
Adjustment	15	63	36	125

As restated	$65,759	$53,003	$124,360	$101,786

Selling expenses
As previously reported	$66,268	$61,454	$130,538	$114,269
Adjustment	2	35	8	70

As restated	$66,270	$61,489	$130,546	$114,339

Research and development costs
As previously reported	$26,842	$27,559	$56,377	$53,283
Adjustment	26	70	44	177

As restated	$26,868	$27,629	$56,421	$53,460

General and administrative expenses
As previously reported	$31,553	$25,985	$60,093	$50,562
Adjustment	(886)	126	(980)	254

As restated	$30,667	$26,111	$59,113	$50,816

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)

Income (loss) from operations, before interest, taxes and other items
As previously reported	$(30,851)	$21,209	$(22,917)	$(91,552)
Adjustment	1,082	(180)	1,775	(533)

As restated	$(29,769)	$21,029	$(21,142)	$(92,085)

Income (loss) from continuing operations before income taxes income taxes and minority interest
As previously reported	$(38,240)	$11,634	$(37,149)	$(109,584)
Adjustment	1,082	(180)	1,775	(533)

As restated	$(37,158)	$11,454	$(35,374)	$(110,117)

Provision for income taxes
As previously reported	$6,633	$10,059	$13,875	$26,426
Adjustment	(1,470)	197	(1,170)	344

As restated	$5,163	$10,256	$12,705	$26,770

Income (loss) from continuing operations
As previously reported	$(44,873)	$1,441	$(51,025)	$(136,315)
Adjustment	2,552	(377)	2,945	(877)

As restated	$(42,321)	$1,064	$(48,080)	$(137,192)

Net income (loss)
As previously reported	$(45,070)	$(547)	$(51,434)	$(139,806)
Adjustment	2,552	(377)	2,945	(877)

As restated	$(42,518)	$(924)	$(48,489)	$(140,683)

Basic and diluted earnings per share from continuing operations
As previously reported	$(0.49)	$0.02	$(0.55)	$(1.50)
Adjustment	$0.03	$(0.01)	$0.03	$(0.01)

As restated	$(0.46)	$0.01	$(0.52)	$(1.51)

Basic and diluted earnings per share
As previously reported	$(0.49)	$(0.01)	$(0.55)	$(1.54)
Adjustment	$0.03	$—	$0.03	$(0.01)

As restated	$(0.46)	$(0.01)	$(0.52)	$(1.55)

The following table sets forth the impact of the restatement on our consolidated statements of cash flows from operating activities six months ended June 30, 2006 and 2005 (in thousands).

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2006			2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(51,434)	$2,945	$(48,489)	$(139,806)	$(877)	$(140,683)
Loss from discontinued operations	(409)	—	(409)	(3,491)	—	(3,491)

Loss from continuing operations	(51,025)	2,945	(48,080)	(136,315)	(877)	(137,192)
Adjustments to reconcile net loss to net cash provided by operating activities:			—			—
Depreciation and amortization	47,070	—	47,070	45,498	—	45,498
Provision for losses on accounts receivable and inventories	7,671	—	7,671	3,805	—	3,805
Stock compensation expense	10,700	(3)	10,697	1,052	600	1,652
Translation and exchange (gains) losses, net	(1,694)	—	(1,694)	4,422	—	4,422
Impairment charges and other non-cash items	67,913	—	67,913	1,355	—	1,355
Acquired in-process research and development	—	—	—	126,399	—	126,399
Deferred income taxes	(3,787)	3,702	(85)	(18,215)	—	(18,215)
Change in assets and liabilities, net of effects of acquisitions:		—	—		—	—
Accounts receivable	(11,428)	—	(11,428)	2,154	—	2,154
Inventories	(12,435)	—	(12,435)	(13,518)	—	(13,518)
Prepaid expenses and other assets	(1,933)	—	(1,933)	3,916	—	3,916
Trade payables and accrued liabilities	4,787	(1,772)	3,015	(21,176)	(67)	(21,243)
Income taxes	(6,442)	(4,872)	(11,314)	21,744	344	22,088
Other liabilities	1,732	—	1,732	1,284	—	1,284

Cash flow from operating activities in continuing operations	51,129	—	51,129	22,405	—	22,405
Cash flow from operating activities in discontinued operations	(418)	—	(418)	(1,129)	—	(1,129)

Net cash provided by operating activities	$50,711	$—	$50,711	$21,276	$—	$21,276

The following table sets for the impact of the restatement on our consolidated balance sheet as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$244,607	$—	$244,607	$224,856	$—	$224,856
Marketable securities	8,208	—	8,208	10,210	—	10,210
Accounts receivable, net	201,567	—	201,567	187,987	—	187,987
Inventories, net	144,505	—	144,505	136,034	—	136,034
Prepaid expenses and other current assets	33,118	—	33,118	36,652	3,702	40,354

Total current assets	632,005	—	632,005	595,739	3,702	599,441
Property, plant and equipment, net	174,648	—	174,648	230,126	—	230,126
Deferred tax assets, net	24,767	—	24,767	45,904	(20,562)	25,342
Goodwill	79,977	—	79,977	79,486	—	79,486
Intangible assets, net	506,117	—	506,117	536,319	—	536,319
Other assets	48,781	—	48,781	43,176	—	43,176
Assets of discontinued operations	49	—	49	127	—	127

Total non-current assets	834,339	—	834,339	935,138	(20,562)	914,576

	$1,466,344	$—	$1,466,344	$1,530,877	$(16,860)	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$59,587	$—	$59,587	$55,279	$—	$55,279
Accrued liabilities	141,808	2,365	144,173	136,701	4,138	140,839
Notes payable and current portion of long-term debt	487	—	487	495	—	495
Income taxes	40,648	—	40,648	42,452	4,871	47,323

Total current liabilities	242,530	2,365	244,895	234,927	9,009	243,936
Long-term debt, less current portion	779,483	—	779,483	788,439	—	788,439
Deferred tax liabilities, net	2,796	—	2,796	28,770	(20,562)	8,208
Other liabilities	22,542	—	22,542	16,372	—	16,372
Liabilities of discontinued operations	23,078	—	23,078	23,118	—	23,118

Total non-current liabilities	827,899	—	827,899	856,699	(20,562)	836,137

Stockholders’ Equity:
Common Stock	929	—	929	928	—	928
Additional capital	1,216,908	21,090	1,237,998	1,203,814	21,093	1,224,907
Accumulated deficit	(809,740)	(23,455)	(833,195)	(743,950)	(26,400)	(770,350)
Accumulated other comprehensive income (loss)	(12,182)	—	(12,182)	(21,541)	—	(21,541)

Total stockholders’ equity	395,915	(2,365)	393,550	439,251	(5,307)	433,944

	$1,466,344	$—	$1,466,344	$1,530,877	$(16,860)	$1,514,017

The following table summarizes the specific balance sheet accounts as reported and as affected by the restatement as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(In thousands)

Other current assets (deferred taxes)
As previously reported	$33,118	$36,652
Adjustment	—	3,702

As restated	$33,118	$40,354

Deferred tax assets, Net
As previously reported	$24,767	$45,904
Adjustment	—	(20,562)

As restated	$24,767	$25,342

Accrued liabilities (reserve for product returns)
As previously reported	$141,808	$136,701
Adjustment	2,365	4,138

As restated	$144,173	$140,839

Income taxes — current
As previously reported	$40,648	$42,452
Adjustment	—	4,871

As restated	$40,648	$47,323

Deferred taxes and other liabilities
As previously reported	$2,796	$28,770
Adjustment	—	(20,562)

As restated	$2,796	$8,208

Additional capital
As previously reported	$1,216,908	$1,203,814
Adjustment	21,090	21,093

As restated	$1,237,998	$1,224,907

Accumulated deficit
As previously reported	$(809,740)	$(743,950)
Adjustment	(23,455)	(26,400)

As restated	$(833,195)	$(770,350)

As previously reported	$395,915	$439,251
Adjustment	(2,365)	(5,307)

As restated	$393,550	$433,944

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

Specialty Pharmaceuticals

Specialty Pharmaceutical Revenues:  Product sales from the Company’s specialty pharmaceutical segments increased $27,814,000 (15%) and $47,433,000 (14%) for the three and six months ended June 30, 2006, respectively, over the same periods in 2005. Sales from products related to the acquisition of Xcel in March 2005 contributed $17,451,000 and $35,780,000 to product sales in the three and six months ended June 30, 2006, respectively, reflecting declines in non-promoted products acquired from Xcel and lower sales of Diastat and Migranal in the second quarter than in the same period in the prior year. Sales from Infergen, acquired on Dec. 30, 2005, contributed $11,309,000 and $25,014,000 in the three and six months ended June 30, 2006, respectively. Product sales from the Company’s Promoted Products increased $22,626,000 (23%) and $46,026,000 (25%) for the three and six months ended June 30, 2006, respectively, over the same period from 2005.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and neurology. Research and development expenses were $26,868,000 and $56,421,000 for the three and six months ended June 30, 2006, respectively, compared to $27,629,000 and $53,460,000 for the same periods in 2005, resulting in a decrease of $761,000 (3%) in the three month period and an increase of $2,961,000 (6%) in the six month period, respectively.

In April 2006 we announced a major restructuring program which will result in a reduction of the size and scope of our research and development activities. See “Company Strategy and Restructuring” below.

Ribavirin Royalties

Ribavirin royalty revenues decreased $2,571,000 (11%) and accounted for 9% of our total revenues from continuing operations for the three months ended June 30, 2006 as compared to 12% in the similar three month period in 2005. Ribavirin royalty revenues decreased $3,815,000 (9%) and accounted for 9% of our total revenues from continuing operations for the six months ended June 30, 2006 as compared to 11% in the similar six month period in 2005. The year-to-date decrease in ribavirin royalties includes the effects of generic competition in the United States, partially offset by increased royalties in Japan.

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

We recorded provisions of $53,082,000 and $79,548,000 in the three and six months ended June 30, 2006, respectively, in connection with the restructuring program. These charges consist of the impairment charges for our manufacturing sites in Puerto Rico and Switzerland of $18,576,000 and $25,114,000, respectively. The fair value of these sites was determined based on independent appraisals. The restructuring charges also consist of other costs as detailed below. The restructuring charges in the three months ended June 30, 2006 were $18,576,000 and $28,898,000 for the North American and EMEA segments, respectively.

The activity in the restructuring accounts is summarized in the following tables:

Restructuring Charge Details

	Three Months Ended		Six Months Ended	Anticipated Total
	March 31, 2006	June 30, 2006	June 30, 2006	Restructuring Charge
	(In thousands)

Employee Severances (135 Employees)	$6,644	$5,369	$12,013	$19,000 - 28,000
Contract cancellation and other cash costs	—	992	992	1,000 - 2,000

Subtotal: Cash-related Charges	6,644	6,361	13,005	20,000 - 30,000
Abandoned software and other capital assets	19,822	3,031	22,853	23,000 - 24,000
Impairment of manufacturing assets	—	43,690	43,690	47,000 - 71,000

Subtotal: Non-cash charges	19,822	46,721	66,543	70,000 - 95,000
Total:	$26,466	$53,082	$79,548	$90,000 - $115,000

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

	March 31, 2006	June 30, 2006
	(In thousands)

Opening Accrual	$—	$5,425
Cash Charges	6,644	6,361
Cash Paid	(1,219)	(3,235)

Closing Accrual	$5,425	$8,551

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

The following tables compare 2006 and 2005 revenues by reportable segments and operating expenses for the three months and six months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended
	June 30,		Increase/	Percent
	2006	2005	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$72,304	$60,512	$11,792	19%
International	64,471	54,430	10,041	18
EMEA	71,981	66,000	5,981	9

Total specialty pharmaceuticals	208,756	180,942	27,814	15
Ribavirin royalties	21,635	24,206	(2,571)	(11)

Total revenues	230,391	205,148	25,243	12
Costs and Expenses
Cost of goods sold (excluding amortization)	65,759	53,003	12,756	24
Selling expenses	66,270	61,489	4,781	8
General and administrative expenses	30,667	26,111	4,556	17
Research and development costs	26,868	27,629	(761)	(3)
Restructuring charges	53,082	(1,324)	54,406	NM
Amortization expense	17,514	17,211	303	2

Operating income	$(29,769)	$21,029	$(50,798)	NM

Gross profit on product sales (excluding amortization)	$142,997	$127,939	$15,058	12

Gross profit margin on product sales	68%	71%

	Six Months Ended
	June 30,		Increase/	Percent
	2006	2005	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$148,160	$109,434	$38,726	35%
International	109,661	96,346	13,315	14
EMEA	132,336	136,944	(4,608)	(3)

Total specialty pharmaceuticals	390,157	342,724	47,433	14
Ribavirin royalties	39,726	43,541	(3,815)	(9)

Total revenues	429,883	386,265	43,618	11
Costs and Expenses
Cost of goods sold (excluding amortization)	124,360	101,786	22,574	22
Selling expenses	130,546	114,339	16,207	14
General and administrative expenses	59,113	50,816	8,297	16
Research and development costs	56,421	53,460	2,961	6
IPR&D	—	126,399	(126,399)	NM
Gain on litigation settlement	(34,000)	—		NM
Restructuring charges	79,548	371	79,177	NM
Amortization expense	35,037	31,179	3,858	12

Operating loss	$(21,142)	$(92,085)	$36,943	(40)

Gross profit on product sales (excluding amortization)	$265,797	$240,938	$24,859	10

Gross profit margin on product sales	68%	70%

NM — Not meaningful

In the North America pharmaceuticals segment, revenues for the three months ended June 30, 2006 were $72,304,000, compared to $60,512,000 for the same period in 2005, representing an increase of $11,792,000 (19%). The increase is primarily related to the acquisition of Infergen which contributed $11,309,000 and $25,014,000 in the three and six months ended June 30, 2006, respectively. Revenues for the six months ended June 30, 2006 were $148,160,000 compared to $109,434,000 for 2005, an increase of $38,726,000 (35%).The sales for the six months ended June 30, 2006 also benefited from the full six months of Xcel products compared with only four months in 2005. The region reported increased sales in the second quarter of Efudex, Kinerase, and Cesamet, which were offset by declines in sales of Diastat and Migranal in the period, along with decreased sales of non-promoted products. Product sales in the North America region were 35% and 38% of total product sales in the three and six months ended June 30, 2006, respectively, compared to 33% and 32% of total product sales for the same periods in 2005. Canadian sales benefited from the increased strength of the Canadian dollar relative to the U.S. dollar, which contributed $918,000 and $1,407,000 to sales in the three and six month periods ended June 30, 2006, respectively.

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

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales decreased to 68% for the second quarter of 2005, compared to 71% for the same period in 2005. Gross profit margin on product sales for the six months ended June 30, 2006 was 68% compared to 70% for the same period in 2005. The decrease in gross profit margin is primarily due to inventory write offs, product mix, and certain manufacturing inefficiencies. Cost of goods sold in 2006 includes a provision of $367,000 and $801,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three and six month periods ended June 30, 2006, respectively. Cost of sales included $63,000 and $125,000 of stock compensation expense in the three and six month periods ended June 30, 2005.

Selling Expenses:  Selling expenses were $66,270,000 and $130,546,000 for the three and six months ended June 30, 2006, respectively, compared to $61,489,000 and $114,339,000 for the same periods in 2005, resulting in increases of $4,781,000 (8%) and $16,207,000 (14%), respectively. As a percent of product sales, selling expenses were 32% and 33% for the three and six months ended June 30, 2006, respectively, compared to 34% and 33%, respectively, for each of the same periods in 2005. The quarterly increase in selling expenses primarily reflects the additional sales force associated with the acquisition of Infergen and includes costs related to the launch of line extensions and new products. The decrease in selling expense as a percent of sales reflects the Company’s efforts to target its selling efforts on responsive products, the impact of leveraging an increased level of sales, and savings from the Company’s restructuring. Selling expenses in 2006 includes a provision of $860,000 and $1,713,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three and six-month periods ended June 30, 2006, respectively. Selling expenses included stock compensation expense of $35,000 and $70,000 in the three and six-month periods ended June 30, 2005.

General and Administrative Expenses:  General and administrative expenses were $30,667,000 and $59,113,000 for the three and six months ended June 30, 2006, respectively, compared to $26,111,000 and $50,816,000 for the same periods in 2005, resulting in increases of $4,556,000 (17%) and $8,297,000 (16%), respectively. As a percent of product sales, general and administrative expenses were 15% for the three and six months ended June 30, 2006 compared to 14% and 15% for the same periods in 2005. General and administrative expense in the three months ended June 30, 2006 include $2,355,000 in damages awarded against us in the Caleel + Hayden case. General and administrative expenses include stock compensation expense of $3,068,000 and $6,601,000 in the three and six month periods ended June 30, 2006 following the implementation of SFAS 123(R). General and administrative expense included $481,000 and $1,006,000 of stock compensation expense in the three and six-month periods ended June 30, 2005.

Research and Development:  Research and development expenses were $26,868,000 and $56,421,000 for the three and six months ended June 30, 2006, respectively, compared to $27,629,000 and $53,460,000 for the same periods in 2005, resulting in a decrease of $761,000 (3%) in the three-month period and an increase of $2,961,000 (6%) in the six-month period, respectively. Research and development costs are expected to decrease in 2006 due to the restructuring program. Research and development expenses include provisions of $784,000 and $1,582,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R) in the three and six-month periods ended June 30, 2006, respectively. Research and development expenses included stock compensation expense of $210,000 and $451,000 in the three and six-month periods ended June 30, 2005.

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

Other Income (expense), Net, Including Translation and Exchange:  Other income, net, including translation and exchange was $757,000 and $1,694,000 for the three and six months ended June 30, 2006, respectively, compared to losses of $2,631,000 and $4,422,000 for the same periods in 2005. In the second quarter of 2006, translation gains principally consisted of translation and exchange gains of $601,000 in International and $258,000 in EMEA. In the six months ended June 30, 2006, translation gains principally consisted of gains of $1,503,000 in International and $240,000 in EMEA.

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

One of our Singapore subsidiaries has borrowed money from one of our U.S. subsidiaries. A Singapore withholding tax applies to the interest payments that accrue under this intercompany lending arrangement. The lability for these payments, which arose in 2004, 2005 and the first and second quarters of 2006, was originally recorded as a component of income tax expense for the three months ended June 30, 2006, with no corresponding U.S. tax benefit due to valuation allowances having been established. These amounts were $206,000, $964,000, $300,000, and $307,000, respectively, and have been recorded in the periods in which they arose as part of the restatement discussed in Note 2.

In 2002, we failed to withhold U.S. federal taxes on the fees, bonus amounts and the value of stock options subject to accelerated vesting which were paid to an individual who was then a member of the board of directors, and who was a resident of Switzerland. The amount that should have been withheld is $740,000. With interest, the amount due the U.S. Government at June 30, 2006 is $920,000. The charge associated with this liability was originally recorded as a component of general and administrative expense for the three months ended June 30, 2006. As part of the restatement discussed in Note 2 this liability has been recorded in the correct prior period.

Loss from Discontinued Operations, Net of Taxes:  Our loss from discontinued operations was $197,000 and $409,000 for the three and six-month periods ended June 30, 2006, respectively. These losses compare to $1,988,000 and $3,491,000 in the three and six-month periods ended June 30, 2005, respectively. The losses in 2006 relate to closure and wind up of our remaining administrative activities associated with the discontinued manufacturing operations in Central Europe, the last of which was disposed of in 2005. Valeant signed an agreement on July 14, 2006 to sell assets related to its former Russian pharmaceutical distribution company, OAO Pharmsnabsbyt (“PSS”). Proceeds from this sale will be approximately $2.0 million, with the first installment due in the third quarter of 2006 and the remaining payments to be backed by a bank guarantee. This sale will generate a gain of approximately $2 million within discontinued operations in the third quarter of 2006.

Liquidity and Capital Resources

Cash and marketable securities totaled $252,815,000 at June 30, 2006 compared to $235,066,000 at December 31, 2005. Working capital was $387,110,000 at June 30, 2006 compared to $355,505,000 at December 31, 2005. The increase in working capital of $31,605,000 was benefited by the settlement of claims with the Serbian government and further benefited by operations, partially offset by cash used in inventory purchase commitments, research and development activities, severance, and other restructuring costs.

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

The restatement of our financial statements caused us to delay the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006. On December 12, 2006, we received a notice of default from The Bank of New York, as trustee for the holders of our 3% Convertible Notes due 2010, asserting that a default occurred under our indenture dated as of November 19, 2003, governing the 3.0% Convertible Notes and our 4.0% Convertible Notes due 2013. The notice of default asserts that a default occurred under the indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006. The filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2006 within sixty days of the notice of default has cured the asserted default under the indenture.

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

The timeline and path to regulatory approval is uncertain at this time. Further development of Viramidine (taribavirin) may require the completion of another Phase 3 trial which could add significantly to the drug’s development cost and the time it takes to complete development, thereby delaying the commercial launch of Viramidine (taribavirin) and possibly weakening its position in relation to competing treatments. We will evaluate the economics of the Viramidine (taribavirin) development program and decide on its course of action by the end of the year. Our external research and development expenses for Viramidine (taribavirin) were $4,548,000 and $11,238,000 for the three and the six month periods ended June 30, 2006. For the three and six-month periods ended June 30, 2005, these external research and development expenses for Viramidine (taribavirin) were $8,374,000 and $18,168,000, respectively.

Retigabine:  We are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine is believed to have a unique, dual-acting mechanism and has undergone several Phase 2 clinical trials. The Phase 2 trials included more than 600 patients in several dose-ranging studies compared to placebo. We successfully completed an End-of-Phase 2 meeting concerning retigabine with the FDA in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p<0.001).

Following a Special Protocol Assessment by the FDA two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) will be conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) will be conducted at 60 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring twelve to eighteen months to complete. Supportive Phase 1 trials for retigabine in healthy volunteers start in 2006. Assuming successful completion of the Phase 3 trials, we expect availability of the trials’ results in the second half of 2007. Assuming approval by the FDA, we expect to launch retigabine in late 2008 or early 2009. For the three and six month periods ended June 30, 2006, the external research and development expenses for retigabine were $5,173,000 and $9,188,000, respectively. For the three month period ended June 30, 2005, the external research and development expenses for retigabine were $3,056,000. We acquired Xcel Pharmaceuticals, Inc. on March 1, 2005 and did not incur external research and development expenses for retigabine in the three months ended March 31, 2005.

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

In some markets customers have the right to return products to us under certain conditions. Historically and in the three and six-month periods ended June 30, 2006 and 2005, the provision for sales returns was less than 2% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $10,697,000, which consisted of stock-based compensation expense related to employee stock options and the Employee Stock Purchase Plan of $9,673,000, and stock-based compensation expense related to restricted stock awards and acquisitions of $1,024,000. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years. Stock-based compensation expense of $1,652,000 for the six months ended June 30, 2005, consisted of $600,000 for stock options and $1,052,000 related to restricted stock awards and acquisitions which the Company had been recognizing under previous accounting standards (see Notes 1 and 2 to Consolidated Condensed Financial Statements). The following table shows the pro forma effect had we applied the provisions of SFAS 123(R) in 2005:

	Periods Ended June 30, 2005
	Three months	Six Months
	(Restated)	(Restated)
	(In thousands, except per share amounts)

Net loss as reported	$(924)	$(140,683)
Stock compensation expense recorded at intrinsic value for stock incentive plans	789	1,652
Stock compensation expense determined under fair value method for stock incentive plans	(5,583)	(11,174)

Pro forma net loss	$(5,718)	$(150,205)

Net loss per share:
Basic and diluted — as reported	$(0.01)	$(1.55)

Basic and diluted — pro forma	$(0.06)	$(1.66)

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2006 was $5.48 determined using the Black Scholes model and the following weighted-average assumptions:

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at June 30, 2006 is as follows:

(Restated)

Remainder of 2006	$7,541
2007	7,826
2008	2,965
2009 and thereafter	740

$19,072

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

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and six months ended June 30, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 7, 2006, except for Note 2, which is as of January 22, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. Forward-looking statements include, among other things, statements regarding the effects and success of our restructuring program, our products in development, the information and expectations concerning our future financial performance, business strategy, projected plans and objectives, and our estimates with respect to future operating results. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q, which could cause actual results to differ materially from those anticipated by our management. You should consider these in evaluating our prospects and future financial performance. In addition, the information set forth in our annual report on Form 10-K/A for the fiscal year ended December 31, 2005 and this quarterly report on Form 10-Q/A describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes or any obligation to explain the reasons why actual results may differ.

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

As disclosed in the Note 2 of this Form 10-Q/A, we announced on September 11, 2006 that a Special Committee consisting solely of independent members of the board of directors had been formed to conduct an internal review of our historic stock option practices and related accounting.

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

Item 5.	Other Information

See Note 3, Restructuring, of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number		Description

10	.1†	Valeant Pharmaceuticals International Executive Incentive Plan, previously described in Item 1.01 of Registrant’s Current Report on Form 8-K filed on April 19, 2006, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.3†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/ Timothy C. Tyson
Timothy C. Tyson
President and Chief Executive Officer

Date: January 30, 2007

/s/ Bary G. Bailey
Bary G. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 30, 2007

EXHIBIT INDEX

Exhibit
Number		Description

10	.1†	Valeant Pharmaceuticals International Executive Incentive Plan, previously described in Item 1.01 of Registrant’s Current Report on Form 8-K filed on April 19, 2006, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.3†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
23		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.