Form 10-K
period 2006-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-03-01
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $1,571,412,800.

The number of outstanding shares of the Registrant’s common stock as of February 23, 2007 was 94,659,944.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Valeant Pharmaceuticals International’s definitive Proxy Statement for the 2007 annual meeting of stockholders is incorporated by reference into Part III hereof.

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

Aclotin, Bedoyecta, Bisocard, Cesamet, Dalmane/Dalmadorm, Dermatix, Diastat AcuDial, Efudex/Efudix, Espacil, Espaven, Infergen, Kinerase, Librax, Mestinon, Migranal, Nyal, Oxsoralen/Oxsoralen-Ultra, Solcoseryl, Tasmar, Virazole and Zelapar are trademarks or registered trademarks of Valeant Pharmaceuticals International or its related companies or are used under license. This annual report also contains trademarks or tradenames of other companies and those trademarks and tradenames are the property of their respective owners.

PART I

Item 1.	Business

Introduction

We are a global, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. We focus our greatest resources and attention principally in the therapeutic areas of neurology, dermatology, and infectious disease. Our marketing and promotion efforts focus on our Promoted Products, which consist of products marketed globally, regionally, or locally with annual sales in excess of $5,000,000. Our products are currently sold in more than 100 markets around the world, with our primary focus on the United States, Mexico, Poland, Canada, Germany, Spain, Italy, the United Kingdom and France.

Our value driver is a specialty pharmaceutical business with a global platform. We believe that our global reach and marketing agility differentiate us among specialty pharmaceutical companies, and provide us with the ability to leverage compounds clinical development and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche. Such royalties are expected to decline as a result of market competition, and the loss of patents and data exclusivity in European markets and Japan.

We develop, manufacture and distribute a broad range of prescription and non-prescription pharmaceuticals. Although we focus most of our efforts on neurology, infectious disease and dermatology, our prescription pharmaceutical products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. Our products are sold globally, through three pharmaceutical segments comprising: North America, International (composed of the Latin America, Asia, and Australasia regions), and EMEA (Europe, Middle East, and Africa). See Note 16 of notes to consolidated financial statements for financial information concerning each of our business segments for the last three years.

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

Specialty Pharmaceuticals

Our current product portfolio comprises approximately 370 branded products, with approximately 2,200 stock keeping units. We market our products globally through a marketing and sales force consisting of approximately 1,500 persons. We focus our sales, marketing and promotion efforts on our promoted products within our product portfolio. We have identified these promoted products as offering the best potential return on investment. The majority of our promoted products are in neurology, infectious disease and dermatology. Promoted products in other therapeutic areas have characteristics and regional or local market positions that also offer significant growth and returns on marketing efforts.

Our future growth is expected to be driven primarily by growth of our existing promoted products, the commercialization of new products and business development. Our promoted products accounted for 58% of our product sales for the year ended December 31, 2006. Sales of our promoted products increased $101,959,000 (27%) in the year ended December 31, 2006 compared to 2005. This increase includes $42,716,000 from sales of Infergen, a product we acquired on December 30, 2005 and started to sell as of January 3, 2006. Excluding Infergen, sales of promoted products increased $59,243,000 or 16% in the year ended December 31, 2006 over 2005.

The following table summarizes sales by major product for the each of the last three years (dollar amounts in thousands). It includes any product with annualized sales of greater than $10,000,000 and currently promoted products with annualized sales of greater than $5,000,000. It is categorized by therapeutic class.

	Year Ended December 31,			% Increase (Decrease)
Therapeutic Area/Product	2006	2005	2004	06/05	05/04

Neurology
Diastat AcuDial(P)	$50,678	$47,631	$—	6%	NM
Mestinon®(P)	47,649	43,530	41,631	9%	5%
Cesamet(P)	18,985	10,010	4,957	90%	102%
Librax	14,835	18,159	16,868	(18)%	8%
Dalmane/Dalmadorm(P)	10,965	12,284	12,146	(11)%	1%
Migranal(P)	11,592	12,948	—	(10)%	NM
Tasmar®(P)	6,534	5,829	3,551	12%	64%
Melleril(P)	6,463	3,084	—	110%	NM
Zelapar(P)	3,981	—	—	NM	NM
Other Neurology	63,051	57,433	47,817	10%	20%

Total Neurology	234,733	210,908	126,970	11%	66%

Dermatology
Efudix/Efudex(P)	78,357	60,179	45,453	30%	32%
Kinerase(P)	28,937	22,267	15,619	30%	43%
Oxsoralen-Ultra(P)	10,528	9,364	10,910	12%	(14)%
Dermatix(P)	10,146	9,189	7,034	10%	31%
Other Dermatology	42,441	38,309	23,015	11%	66%

Total Dermatology	170,409	139,308	102,031	22%	37%

Infectious Disease
Infergen(P)	42,716	—	—	NM	NM
Virazole(P)	16,601	16,557	15,553	0%	6%
Other Infectious Disease	20,160	21,464	17,307	(6)%	24%

Total Infectious Disease	79,477	38,021	32,860	109%	16%

Other therapeutic classes
Bedoyecta(P)	50,366	46,884	30,654	7%	53%
Solcoseryl(P)	18,916	18,983	14,397	0%	32%
Bisocard(P)	15,927	12,847	10,613	24%	21%
MVI(P)	13,468	7,624	7,123	77%	7%
Nyal(P)	10,216	13,747	11,904	(26)%	15%
Espaven(P)	11,235	9,272	7,010	21%	32%
Protamin(P)	6,386	6,044	5,701	6%	6%
Espacil(P)	5,565	5,979	5,028	(7)%	19%
Other products	209,298	222,623	253,533	(6)%	(12)%

Total Other therapeutic classes	341,377	344,003	345,963	(1)%	(1)%

Total product sales	$825,996	$732,240	$607,824	13%	20%

Total promoted product sales	$476,211	$374,252	$249,284	27%	50%

P –	Promoted Products with annualized sales of greater than $5,000,000. Zelapar was launched in the third quarter of 2006; it is included here because annualized sales are expected to be greater than $5,000,000.

NM – Not meaningful.

Neurology

Total sales of our neurology products accounted for 28% of our product sales for the year ended December 31, 2006. Products in this therapeutic category include:

Diastat AcuDial	Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. Diastat AcuDial is the only product approved by the Food and Drug Administration (“FDA”) for treatment of such conditions outside of hospital situations. We acquired the rights to Diastat AcuDial as part of the Xcel acquisition (see “Acquisitions”).

Mestinon	Mestinon is an orally active cholinesterase inhibitor used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body.

Cesamet	Cesamet is a synthetic cannabinoid. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy.

Librax	Librax is a combination within a single capsule formulation of the antianxiety action of Librium and the anticholinergic/spasmolytic effects of Quarzan. It is indicated as adjunctive therapy in the treatment of peptic ulcer and in the treatment of irritable bowel syndrome (irritable colon, spastic colon, mucous colitis) and acute enterocolitis.

Dalmane/Dalmadorm	Dalmane/Dalmadorm is a sedative/anxiolytic indicated for the treatment of insomnia and anxiety.

Migranal	Migranal is a nasal spray indicated for the treatment of acute migraine headaches. We acquired the rights to Migranal as part of the Xcel acquisition (see “Acquisitions”).

Tasmar	Tasmar is used in the treatment of Parkinson’s disease as an adjunct to levodopa/carbidopa therapy. We acquired the global rights to Tasmar from F. Hoffmann-La Roche in 2004.

Melleril	Melleril is used in the treatment of schizophrenia. We acquired the rights to Melleril in Brazil and Argentina from Novartis.

Zelapar	Zelapar is a once-daily adjunct therapy for Parkinson’s disease patients being treated with levodopa/carbidopa who exhibit deterioration in the quality of their response to this therapy. Zelapar, a monoamine oxidase-B (MAO-B) inhibitor, is the first Parkinson’s disease treatment to use a novel oral delivery system called Zydis® fast-disolving technology, which allows the tablets to dissolve within seconds in the mouth and deliver more active drug at a lower dose. We acquired the U.S. rights to Zelapar in our acquisition of Amarin Pharmaceuticals in 2004 and licensed the marketing rights in certain additional countries in 2006.

Dermatology

Total sales of our dermatology products accounted for 21% of our product sales for the year ended December 31, 2006. Products in this therapeutic category include:

Efudex	Efudex/Efudix is indicated for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a topical solution and cream, and provides effective therapy for multiple lesions.

Kinerase	Kinerase is a range of science-based, over-the-counter cosmetic products that helps skin look smoother, younger and healthier. Kinerase contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants. Kinerase helps to diminish the appearance of fine lines and wrinkles.

Oxsoralen-Ultra	Oxsoralen-Ultra is indicated for the treatment of severe psoriasis and mycosis fungoides and is used along with ultraviolet light radiation.

Dermatix	Dermatix is used to flatten and soften scars, to reduce scar-associated discoloration in old or new scars and to prevent abnormal scar formation.

Infectious Disease

Total sales of our infectious disease products accounted for 10% of our product sales for the year ended December 31, 2006. Products in this therapeutic category are Infergen and Virazole.

Infergen	Infergen, or consensus interferon, is indicated as monotherapy for the treatment of adult patients suffering from chronic hepatitis C viral infections with compensated liver disease. Infergen is the only interferon with data in the label regarding use in patients following relapse or non-response to certain previous treatments. We acquired the rights to Infergen in the United States and Canada from InterMune, Inc. on December 30, 2005.

Virazole	Virazole is our brand name for ribavirin, a synthetic nucleoside with antiviral activity. It is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to respiratory syncytial virus. Virazole has also been approved for various other indications in countries outside the United States including herpes zoster, genital herpes, chickenpox, hemorrhagic fever with renal syndrome, measles and influenza.

Other Therapeutic Classes

Total sales of products in other therapeutic classes constituted 41% of our product sales from continuing operations for the year ended December 31, 2006 and encompass a broad range of ancillary products which are sold through our existing distribution channels. The promoted products in this category are as follows:

Bedoyecta	Bedoyecta is a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy.

Solcoseryl	Solcoseryl is a line of products used for treating dry wounds, minor injuries, venous ulcers and chilblain.

Bisocard	Bisocard is a Beta-blocker. It is indicated to treat hypertension and angina pectoris.

M.V.I.	M.V.I., multi-vitamin infusion, is a hospital dietary supplement used in treating trauma and burns.

Nyal	Nyal is a brand covering various non-steroidal anti-inflammatory agents, analgesics and antipyretics. Nyal products are used to treat coughs, colds and associated symptoms.

Espaven	Espaven is a digestion improvement and anti-flatulent agent. It is most often used by pediatricians due to its high efficacy and safety in infant dyspepsia syndrome.

Protamin	Protamin is used to neutralize heparin.

Aclotin	Aclotin is an anti-platelet. It is used to prevent thromboembolism in patients who are intolerant to acetylsalicylic acid or in whom acetylsalicylic acid therapy is ineffective.

Espacil	Espacil is an anti-spasmodic agent. It is indicated for spasmodic pain including gastrointestinal, renal, vesicular, hepatic and premenstrual spasms.

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

On March 1, 2005, we acquired Xcel Pharmaceuticals, Inc. (“Xcel”), a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 in cash, plus expenses of $5,435,000. Under the terms of the purchase agreement, we paid an additional $7,470,000 as a post-closing working capital adjustment. The Xcel acquisition expanded our existing neurology product portfolio with four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures in patients with epilepsy. Xcel had synergies with our then existing neurology products and the acquisition added retigabine to our pipeline of product candidates.

On December 30, 2005, we acquired the U.S. and Canadian rights to Infergen from InterMune. Infergen is indicated for the treatment of hepatitis C when patients have not responded to other treatments (primarily the combination of pegylated interferon and ribavirin) or have relapsed after such treatment. In connection with this transaction we acquired patent rights and rights to a clinical trial underway to expand applications of Infergen. We also employed InterMune’s marketing and research staffs who were dedicated to the Infergen product and projects. We paid InterMune $120,000,000 in cash at the closing. We have also agreed to pay InterMune up to an additional $22,585,000, $20,000,000 of which is dependent on reaching certain milestones. We paid InterMune $2,585,000 as a non-contingent payment in January 2007. Additionally, as part of the acquisition transaction we assumed a contract for the transfer of the manufacturing process for Infergen from one third party supplier to another. Under the contract we are obligated to pay the new third party supplier up to $11,700,000 upon the attainment of separate milestones tied to the manufacturing process transfer. In 2006 we charged $5,200,000 to cost of sales for payments to this supplier for the achievement of milestones and we anticipate paying an additional $5,200,000 in 2007. Amgen originally developed Infergen and licensed the rights to InterMune.

On October 4, 2006, we signed a distribution agreement with Intendis GmbH for rights to certain dermatology products in the United Kingdom. This agreement includes the distribution rights to Finacea®, a new topical treatment for rosacea.

In 2006, we also acquired the rights to Zelapar in Canada and Mexico. We had acquired the rights to Zelapar in the United States as part of the Amarin acquisition in 2004 and launched the product in the United States in 2006. In 2006, we also acquired from Novartis the rights to Melleril in Argentina, having acquired the rights to this product in Brazil in 2005.

See Note 3 of notes to consolidated financial statements for further discussion of these acquisitions.

Ribavirin Royalties

Our royalties are derived from sales of ribavirin, a nucleoside analog that we discovered. Ribavirin royalties are paid by both Schering-Plough and Roche. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. In 2002, the FDA granted Schering-Plough marketing approval for Rebetol® capsules (Schering-Plough’s brand name for ribavirin) as a separately marketed product for use in combination with Peg-Intron (pegylated interferon alfa) for the treatment of chronic hepatitis C in patients with compensated liver disease who are at least 18 years of age. We licensed ribavirin to Roche in 2003.

Ribavirin royalty revenues were $81,242,000, $91,646,000, and $76,427,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and accounted for 9%, 11%, and 11% of our total revenues in 2006, 2005, and 2004, respectively. Royalty revenues in 2006, 2005, and 2004 were substantially lower than those in 2003 and prior years. This decrease had been expected and relates to the introduction of generic versions of ribavirin in the United States in 2004. With respect to Schering-Plough, in some markets royalty rates increase in tiers based on increased sales levels. Upon the entry of generics into the United States in April 2004, pursuant to the terms of its contract with Valeant, Roche ceased paying royalties on sales in the United States. Schering-Plough has also launched a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of its generic ribavirin.

In 2006 ribavirin royalty revenues decreased $10,404,000 or 11% due to (i) competitive dynamics between Roche and Schering-Plough in Europe, as Roche’s version of ribavirin, Copegus, gained market share over Schering-Plough’s version of ribavirin, Rebetol, (ii) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy there, and (iii) further gains in market share by generic competitors in the United States. In 2005 ribavirin royalty revenues increased $15,219,000 or 20% over the amount in 2004. This increase was attributable to an increase in sales of ribavirin in Japan following marketing approval from the Ministry of Health, Labor and Welfare of Japan for Schering-Plough’s Rebetol in combination with Peg-Intron for the treatment of hepatitis C. In 2007, Roche received similar approval in Japan for Copegus in combination with their pegylated interferon alfa.

We expect ribavirin royalties to continue to decline in 2007 as a result of market competition between Roche and Schering-Plough in Japan. The royalty will decline significantly in 2009 and 2010 with the loss of exclusivity in European markets and Japan.

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

Product Acquisitions.  We plan to selectively license or acquire product candidates, technologies and businesses from third parties which complement our existing business and provide for effective life-cycle management of key products. We believe that our drug development and commercialization expertise will allow us to recognize licensing opportunities and to capitalize on research initially conducted and funded by others.

Efficient Manufacturing and Supply Chain Organization.  The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations and further reduce our excess capacity. Under our global manufacturing strategy, we seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing and by other actions to improve efficiencies. We have undertaken major process improvement initiatives and the deployment of lean six sigma process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. The restructuring program includes the sale of manufacturing plants in Humacao, Puerto Rico and in Basel, Switzerland. We have entered into a letter of intent to sell these two manufacturing facilities and believe we will sell them in the first half of 2007. We have transferred them to “held for sale” classification in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in December 2006.

Clinical Development Activities.  We are focusing development efforts and expenditures on two late stage development projects: taribavirin, a potential treatment for hepatitis C, and retigabine, a potential treatment for partial onset seizures in patients with epilepsy. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. As previously announced, we intend to sell rights to, out-license, or secure partners to share the costs of our major clinical projects and discovery programs. On January 9, 2007, we licensed the development and commercialization rights to the hepatitis B compound pradefovir to Schering-Plough. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals) (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. We continue to pursue partnering opportunities for taribavirin and retigabine to share the costs of development, and look to license in additional compounds in clinical development to diversify our opportunities and the inherent risks associated with product development.

The restructuring program is also intended to result in reduced selling, general and administrative expenses primarily through consolidation of our management functions into fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Asia, Africa and Australia, (“AAA”), which were formerly managed as a separate business unit, have been combined with those of other regions. As a result we now have three reportable pharmaceutical segments, which comprise our pharmaceutical operations in:

•	North America, comprising the United States and Canada.

•	International. The Latin America, Asia, and Australasia regions are now described as “International”.

•	Europe, Middle East, and Africa (“EMEA”).

We moved into a new leased headquarters building in Aliso Viejo, California in December 2006. We have reached agreement for the sale of our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for cash consideration of $38,000,000. The closing, which is subject to certain customary conditions, is scheduled for March 2007. We classified this facility as “held for sale” in September 2006 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

Research and Development

In conjunction with the restructuring program, we decided to sell certain assets related to our discovery operations and focus our research and development resources on pre-clinical and clinical development of identified molecules. With our restructured research and development organization, we seek to develop and commercialize innovative products for the treatment of medical needs which are significantly under-served, principally in the areas of infectious disease and neurology. We are developing certain product candidates, including two clinical stage programs: taribavirin and retigabine. In addition, we have been engaged in development activities in support of Infergen and Zelapar.

We licensed the development and commercialization rights to the hepatitis B compound pradefovir to Schering-Plough on January 9, 2007. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals) (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials.

Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $109,618,000, $114,100,000, and $92,858,000. The reduction in research and development expenses in 2006 compared with 2005 is principally due to the completion of certain clinical trials for taribavirin and pradefovir. Clinical development expenses are expected to decline further as a result of the restructuring described above.

As of December 31, 2006, there were 125 employees involved in our research and development efforts.

Products Under Development

Late Stage Development of New Chemical Entities

Taribavirin:  Taribavirin (formerly referred to as Viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing taribavirin in oral form for the treatment of hepatitis C.

Preclinical studies indicated that taribavirin, a liver-targeting analog of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In an animal model of acute hepatitis, taribavirin showed biologic activity similar to ribavirin. The liver-targeting properties of taribavirin were also confirmed in two animal models. Short-term toxicology studies showed that taribavirin may be safer than ribavirin at the same dosage levels. This data suggested that taribavirin, as a liver-targeting analog of ribavirin, could potentially be as effective and have a lower incidence of anemia than ribavirin.

In 2006, we reported the results of two pivotal Phase 3 trials for taribavirin. The VISER (Viramidine Safety and Efficacy Versus Ribavirin) trials included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response, SVR). The results of the VISER trials met the safety endpoint but did not meet the efficacy endpoint.

The studies demonstrated that 38-40 percent of patients treated with taribavirin achieved SVR and that the drug continued to demonstrate a safety advantage over ribavirin, but that it was not comparable to ribavirin in efficacy at the doses studied. We believe that the results of the studies were significantly impacted by the dosing methodology, which employed a fixed dose of taribavirin for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results leads us to believe that the dosage of taribavirin, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy comparable or superior to that of ribavirin. Additionally we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives.

Based on our analysis, we initiated a Phase 2b study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon. A ribavirin control arm also is included in the study. The primary endpoint for the study will be the week 12 analysis though a preliminary review will also be conducted at week 4.

The Phase 2b protocol has been agreed with the FDA and we expect to initiate the study in the first quarter of 2007. If the results of the 12-week interim analysis are positive, we plan to select a dose and initiate a large Phase 3 study. If we initiate a Phase 3 study, we will consider cost and risk sharing opportunities for this larger development program.

The timeline and path to regulatory approval remains uncertain at this time. The completion of another Phase 3 trial would add significantly to the drug’s development cost and the time it takes to complete development, whether or not we are able to secure a development partner, thereby delaying the commercial launch of taribavirin and possibly weakening its position in relation to competing treatments. Assuming we proceed with the Phase 3 study and assuming ultimate approval by the FDA, we expect to launch taribavirin in 2010. Our external research and development expenses for taribavirin were $16,133,000 for the year ended December 31, 2006, compared with $36,474,000 for 2005.

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

Following a Special Protocol Assessment by the FDA, we initiated two Phase 3 trials of retigabine in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) is being conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) is being conducted at 60 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. The enrollment period in epilepsy studies can be lengthy, frequently requiring 12 to 18 months to complete. Both RESTORE1 and RESTORE2 are approximately two-thirds enrolled. Supportive Phase 1 trials for retigabine in healthy volunteers started in 2006.

Assuming successful completion of the Phase 3 trials in 2008 and approval by the FDA, we expect to launch retigabine in 2009. We also plan to evaluate a sustained release formulation of the drug and intend to investigate a new indication for use in treating neuropathic pain. We are evaluating opportunities to share the investment and risk in the development of retigabine. For the 12 months ended December 31, 2006, external research and development expenses for retigabine were $27,391,000, compared with $8,864,000 for 2005.

Pradefovir:  Pradefovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We had been engaged in the development of this compound into an oral once-a-day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and lamivudine drug-resistant hepatitis B. We completed Phase 1 and Phase 2 clinical trials of pradefovir.

On December 13, 2006, we announced the signing of definitive agreements for the assignment and license of development and commercial rights to pradefovir to Schering-Plough. The transaction closed on January 9, 2007. Under the terms of the agreements, Schering-Plough made an upfront payment of $19,200,000 to Valeant and $1,800,000 to Metabasis and will pay up to an additional $90,000,000 in aggregate fees to Valeant and Metabasis upon the achievement of certain development and regulatory milestones. Approximately $65,000,000 of the additional fees would be paid to Valeant and $25,000,000 to Metabasis. The amount to be paid to Metabasis includes the remaining $16,000,000 in milestone payments that could have been realized by Metabasis under the previous agreement between Metabasis and Valeant. Schering-Plough also will pay royalties to Valeant and Metabasis in the event pradefovir is commercialized.

For the 12 months ended December 31, 2006, external research and development expenses for pradefovir were $3,981,000, compared with $8,103,000 for 2005.

Other Development Activities

Infergen:  On December 30, 2005, we completed the acquisition of the United States and Canadian rights to the hepatitis C drug Infergen (interferon alfacon-1) from InterMune. Infergen, or consensus interferon, is a bio-optimized, selective and highly potent type 1 interferon alpha originally developed by Amgen and launched in the United States in 1997. It is indicated as monotherapy for the treatment of adult patients suffering from chronic hepatitis C viral infections with compensated liver disease who have not responded to other treatments or have relapsed after such treatment. Infergen is the only interferon with data in the label regarding use in patients following relapse or non-response to certain previous treatments.

In connection with this transaction, we acquired patent rights and rights to a clinical trial underway to expand the applications of Infergen. In the DIRECT trial (IHRC-001) which started in the second quarter of 2004, 514 patients were enrolled. Of these 514 patients, 343 were assigned to the two treatment arms whereas 171 were assigned to the no-treatment group. In the later case, when these patients reached week 24, they were allowed to enter IRHC-002, the same trial as IRHC-001 except it omits the no-treatment arm. As of December 31, 2006, 22 patients remained in IRHC-001. We reported 24-week and 48-week data from the trial at a scientific meeting in October 2006. The percent of patients who were virus negative at end-of-treatment (treatment week 48) for the Infergen 9 mcg and 15 mcg groups were 16 percent and 19 percent, respectively (TMA Assay). Response rates at end-of-treatment using the bDNA assay were 22 percent and 25 percent for the Infergen 9 mcg and 15 mcg groups, respectively.

The second DIRECT trial (IHRC-002) has enrolled 144 patients of the possible 171 and is still ongoing. As of December 31, 2006, 32 patients remained in this trial. Both of the DIRECT trials are reviewed on a regular basis by an independent Data Monitoring Committee to monitor the safety of each trial. Post-treatment follow-up for the DIRECT trials are expected to be completed (i.e., last patient visit) in the first and third quarters of 2007, respectively. We expect to report and publish the results from these studies sometime in late 2007.

In the first quarter of 2007, we are initiating a Phase 4 study to evaluate the use of Infergen 15 mcg /day plus ribavirin (1.0-1.2 g/day) in patients who did not have an optimal response at 12 weeks of treatment with pegylated interferon and ribavirin. The multi-center, randomized U.S. study will enroll patients who received initial treatment with pegylated interferon and ribavirin and achieved a >2 log 10 decline in HCV RNA at week 12 but still have detectable virus. The patients will be immediately randomized to receive Infergen 15 mcg/day plus ribavirin (1.0-1.2 g/day) for 36 or 48 weeks or continue on their pegylated interferon and ribavirin regimen for an additional 36 weeks of therapy. All treatment groups will have a 24-week follow up period to measure sustained virologic response.

For the year ended December 31, 2006, external research and development expenses for Infergen were $4,176,000; we did not incur research and development expenses for Infergen in 2005.

Zelapar:  Zelapar was approved by the FDA on June 14, 2006 as an adjunct treatment in the management of patients with Parkinson’s disease being treated with levodopa/carbidopa. Zelapar is the first Parkinson’s disease treatment to use the patented Zydis® fast-dissolving technology, which allows the tablets to dissolve within seconds in the mouth and deliver more active drug at a lower dose. We launched Zelapar in the U.S. market in July 2006.

Cesamet:  Cesamet, a synthetic cannabinoid, was approved by the FDA in 2006 for the treatment of cancer chemotherapy-induced nausea and vomiting (CINV) in patients who have failed to respond adequately to conventional antiemetic treatments. We also market Cesamet in Canada for the treatment of CINV. In recent years, there has been increasing scientific and clinical evidence regarding the efficacy of cannabinoids in different types of pain, including chronic neuropathic pain. On January 19, 2007, Valeant submitted an Investigational New Drug Application (IND) to the FDA to evaluate Cesamet in cancer chemotherapy-induced neuropathic pain (CINP). Certain chemotherapy regimens result in neuropathic pain, with more than 90% of patients being affected following certain types of chemotherapy. There are no approved therapies for CINP. Valeant intends to start the development program described in this IND in 2007.

Licenses and Patents (Proprietary Rights)

Data and Patent Exclusivity

We rely on a combination of regulatory and patent rights to protect the value of our investment in the development of our products.

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

A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to eight years from the date of the first approval of a drug by the European Agency for the Evaluation of Medicinal Products (“EMEA”). Under both the United States and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy.

Exclusivity Rights with Respect to Ribavirin

Generic ribavirin was launched in the United States in the first half of 2004.

Various parties are opposing our ribavirin patents in actions before the European Patent Office (“EPO”), and we are responding to these oppositions. One patent has been revoked by the Opposition Division of the EPO, and we have filed an appeal within the EPO. The revoked patent benefited from patent extensions in the major European countries that provide market protection until 2010. A second European patent is also the subject of an opposition proceeding in the EPO. Oral proceedings in this second opposition are scheduled to take place in June 2007.

Should the opponents prevail against both of our ribavirin patents, the ribavirin component of the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Although data exclusivity applies to these products until 2010, if no ribavirin patents remain in force in Europe, we will no longer receive royalties from Roche in Europe.

Exclusivity Rights with Respect to Taribavirin and Retigabine

We own a United States patent (which will expire in 2018) directed to a method of treating a viral infection using a genus of compounds that includes taribavirin. We also own a United States patent (which will expire in 2020) that specifically claims the use of taribavirin to treat hepatitis C infection. If taribavirin receives regulatory approval, these patents may be eligible for patent term extensions. To the extent permitted in foreign jurisdictions, we are pursuing the foreign patent rights that correspond to our United States patents.

We own a United States composition of matter patent (which will expire in 2013) directed to retigabine without regard to crystalline form. We also own two United States patents (both of which will expire in 2018) that are directed to specific crystalline forms of retigabine. In addition, we own a number of United States patents and pending applications, with expiration dates ranging from 2016 to 2023, directed to the use of retigabine to treat a variety of disease indications. We also own several patents and pending applications in foreign countries with expiration dates ranging from 2012 to 2024.

Upon regulatory approval, we expect to obtain five years of data exclusivity in the United States and eight years in Europe for taribavirin and retigabine. We have various issued patents or pending applications in foreign countries. These patents or patent applications, if issued, have expiration dates ranging from 2012 to 2023.

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

Environmental Regulation

We are subject to national, state, and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our development and manufacturing activities involve the controlled use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for resulting damages.

Marketing and Customers

We focus on the following major geographic markets:  the United States, Mexico, Poland, Canada, Germany, Spain, Italy, the United Kingdom, and France. During the year ended December 31, 2006, we derived approximately 79% of our specialty pharmaceutical sales from these markets. In the United States, Europe and Latin America, principally in Mexico, we currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force. These products are typically distributed to drug stores and hospitals through wholesalers. In Canada, we have our own sales force and promote and sell directly to physicians, hospitals, wholesalers and large drug store chains. In many smaller markets we market our products through distributors or contracted sales forces.

As part of our marketing program for pharmaceuticals, we use direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions, sponsor medical education symposia and sell through distributors in countries where we do not have our own sales staff.

Competition

Our competitors include specialty and large pharmaceutical companies, biotechnology companies, academic and other research and development institutions, and generic manufacturers, both in the United States and abroad. In addition, our cosmeceutical Kinerase products also face competition from manufacturers of non-prescription cosmetic products. Our competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting in neurology, infectious disease and dermatology.

For instance, with respect to infectious disease, some competitors are engaged in research on the development of a vaccine to prevent hepatitis C and others are developing therapies that do not incorporate the use of ribavirin or our successor in development, taribavirin, to treat hepatitis C.

Products being developed by our competitors to treat hepatitis C include, but are not limited to:

•	Interferons or immunomodulators being developed by Human Genome Sciences, Inc., Intarcia Therapeutics, Inc., Anadys, and SciClone Pharmaceuticals, Inc.;

•	IMPDH inhibitors being developed by Roche and Vertex Pharmaceuticals Incorporated; and

•	Protease or polymerase inhibitors being developed by InterMune, Vertex Pharmaceuticals Incorporated, Schering-Plough, Novartis A.G., Wyeth/Viropharma Inc. and Idenix Pharmaceuticals, Inc.

Products being developed by our competitors to treat epilepsy include, but are not limited to:

•	Eisai’s rufinamide, which has been submitted to the FDA for review for the treatment of partial onset epilepsy and Lennox-Gastaut Syndrome (LGS), having received European approval for the treatment of LGS in January 2007, and

•	Anti-epileptic drugs (AED’s) in Phase III development for the treatment of epilepsy including lacosamide by UCB (previously Schwarz) and Lamictal XR by GSK. There are many AED’s in Phase II development for the treatment of epilepsy.

The success of any of our competitors’ products or products in development could hurt sales of ribavirin and Infergen and our expected revenues for taribavirin or retigabine, if approved.

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

We also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. We currently have two significant products, Efudex and Cesamet, which do not currently have generic competition but neither of which are protected by patent or regulatory exclusivity.

Manufacturing

As a part of our plan to improve operational performance, we adopted a global manufacturing strategy to reduce the number of manufacturing sites in our global manufacturing and supply chain network from 15 sites in 2003 to six sites by the end of 2006. As of December 31, 2006, we had disposed of nine sites targeted as non-strategic and we have a letter of intent to sell two others. We now expect to have only four manufacturing sites by the end of 2007. For information about manufacturing restructuring, see Note 2 of notes to consolidated financial statements. All of our manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.

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

In 2007 we estimate that approximately 53% of our products and approximately 49% of our product sales, will be produced by third party manufacturers under toll manufacturing arrangements.

The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources. We have not experienced any significant shortages in supplies of such raw materials.

Employees

As of December 31, 2006, we had 3,443 employees.  These employees include 1,329 in production, 1,568 in sales and marketing, 125 in research and development, and 421 in general and administrative positions. Collective bargaining exists for some employees in a number of markets; the majority of our employees in Spain are covered by collective bargaining or similar agreements. Substantially all the employees in Europe are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. We currently consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Product Liability Insurance

We have had product liability insurance to cover damages resulting from the use of our products since March 2005. Prior to 2005, we obtained product liability insurance coverage only for certain products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.

Foreign Operations

Approximately 71% and 75% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2006 and 2005, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. The effect of these risks remains difficult to predict.

Item 1A:	Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

If we cannot successfully develop or obtain future products and commercialize those products, our growth would be delayed.

Our future growth will depend, in large part, upon our ability to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active development program involving compounds owned by us or licensed from others which we may commercially develop in the future. We are in clinical trials for taribavirin, retigabine and other compounds. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. It may be necessary for us to enter into other licensing arrangements, similar to our arrangements with Schering-Plough and Roche, with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.

There can be no assurance that the clinical trials of any of our product candidates, including taribavirin and retigabine will be successful, that we will be granted approval to market any of our product candidates for any of the indications we are seeking or that any of our product candidates will result in a commercially successful product.

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

Our research and development activities have historically been funded, in part, by the royalties received from Schering-Plough and Roche. Competition from generic pharmaceutical companies in the U.S. market has had a material negative impact on our royalty revenue by significantly reducing royalties payable to us by Schering-Plough and eliminating royalties payable to us by Roche in the U.S. market.

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

Products representing a significant amount of our revenue are not protected by patent or data exclusivity rights.

Some of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could adversely affect our results of operations and financial condition.

If taribavirin and retigabine do not become approved and commercially successful products, our ability to generate future growth in revenue and earnings will be adversely affected.

We focus our development activities on areas in which we have particular strengths, such as the antiviral and neurology areas. The outcome of any development program is highly uncertain. Products in clinical trials may fail to yield a commercial product, or a product may be approved by the FDA yet not be a commercial success. Success in preclinical and early stage clinical trials may not necessarily translate into success in large-scale clinical trials.

In addition, we will need to obtain and maintain regulatory approval in order to market taribavirin and retigabine. Even if they appear promising in large-scale Phase 3 clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market a product, thereby reducing the size of the market that we would be able to address or our product may not be chosen by physicians for use by their patients. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may not be able to generate significant revenue, if any, from taribavirin and retigabine.

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

In September 2006, our board of directors appointed a Special Committee, which consisted solely of independent directors, to conduct a review of our historical stock option granting practices and related accounting during the period from 1982 through July 2006. The Special Committee identified a number of occasions on which the exercise prices for stock options granted to certain of our directors, officers and employees were set using closing prices of our common stock with dates different than the actual approval dates, resulting in additional compensation charges. To correct these and other accounting errors, we have amended our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements contained in those reports.

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

In July 2006, we were contacted by the SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for taribavirin. In addition, the SEC later requested data regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others. In September 2006, our board of directors established the Special Committee to review our historical stock option practices and related accounting. The Special Committee concluded its investigation in January 2007. We have briefed the SEC with the results of the Special Committee’s investigation. We have cooperated fully and will continue to cooperate with the SEC on its informal inquiry. We cannot predict the outcome of the inquiry. In the event that the inquiry leads to SEC action against any current or former officer or director, our business (including our ability to complete financing transactions) and the trading price of our securities may be adversely impacted. In addition, if the SEC inquiry continues for a prolonged period of time, it may have an adverse impact on our business or the trading price of our securities regardless of the ultimate outcome of the investigation. In addition, the SEC inquiry has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the inquiry is concluded.

If competitors develop vaccines or more effective or less costly drugs for our target indications, our business could be seriously harmed.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our existing products and many of the drugs that we are attempting to develop or discover compete with or will be competing with new and existing therapies. Many companies in the United States and abroad are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. If, for example, other therapies that do not incorporate the use of our products prove to be more clinically or cost effective treatments, then our revenues could be adversely affected. For example, there are institutions engaged in the research and development of a vaccine to prevent hepatitis C. The availability of such a vaccine could have an adverse effect on our existing revenues from sales of products treating hepatitis C and could materially and adversely affect our expected revenue from products under development.

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

In addition, we depend on patent law and data exclusivity to keep generic products from reaching the market in our evaluations of the development of our products. In assessing whether we will invest in any development program, or license a product from a third party, we assess the likelihood of patent and/or data exclusivity under the laws and regulations then in effect. If those schemes significantly change in a large market, or across many smaller markets, our ability to protect our investment may be adversely affected.

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

We conduct a significant portion of our business outside the United States. Including ribavirin royalties, approximately 71% and 75% of our revenue was generated outside the United States during the year ended December 31, 2006 and 2005, respectively. We sell our pharmaceutical products in more than 100 countries around the world and employ approximately 2,600 individuals in countries other than the United States. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

While we believe that we can obtain at least $150,000,000 in secured financings to finance our operations, we can give no assurances that such financings will be obtained or available on terms acceptable to us. Further, if we obtain such financing, we cannot be sure that the amount will be sufficient to meet all our cash requirements, including the marketing of new products and paying quarterly dividends, which have been suspended since October 2006. There are significant contractual limitations on our ability to pay future dividends under the terms of the indenture governing our 7% senior notes due 2011. Incurring additional debt may also subject us to covenants, in addition to those in our existing debt agreements, that may restrict how we operate our business.

Cash earned by our foreign subsidiaries is held at those subsidiaries and transferring that cash to the United States would likely have a negative impact on our earnings.

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

Much of our operating cash flow is earned outside of the United States.

We are involved in various legal proceedings that could adversely affect us.

We are involved in several legal proceedings, including those described in Note 15 of notes to the consolidated financial statements. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

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

In 1999, we restructured our operations by contributing the stock of several non-United States subsidiaries to a wholly-owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with our timely filed 1999 United States Corporate Income Tax Return. We discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 tax return. The IRS has denied our request to rule that reasonable cause existed for the failure to provide the agreements, the result of which is additional taxable income in that year of approximately $120,000,000. We are pursuing resolution through the formal appeals process. The impact of the IRS position on this issue is considered in the adjustments noted above.

Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough.

In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that they designate prior to our entering into Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. In addition, the agreement provides for certain other disclosures about our research and development activities. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreements we ultimately enter into for these rights may be negatively impacted by our agreement with Schering-Plough. A commercialization partner other than Schering-Plough may be preferable in a given disease area or geographic region or due to that potential partner’s strength or for other reasons.

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

Our stockholder rights plan, provisions of our certificate of incorporation, bylaws and the Delaware General Corporation Law provide our board of directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of the company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. The board of directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the Company.

We are subject to a consent order with the Securities and Exchange Commission.

We are subject to a consent order with the SEC, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements we made prior to November 28, 2005 may limit our ability to defend against future allegations.

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

In April 2006, we announced a strategic restructuring designed to focus our resources on programs and products that have the greatest opportunity for success. Accordingly, we elected to rationalize certain of our assets, including our discovery program and certain manufacturing facilities. We have sold and out licensed pradefovir and certain discovery programs, and any future compensation relating thereto is contingent upon the transferee’s successful development of the applicable product and/or program. Such success is subject to the risks inherent in developing and obtaining approval for pharmaceutical products. Accordingly, it is possible that we may not receive any financial benefit from the sale or out license of these assets. In addition, if we are unable to realize the expected operational efficiencies from our restructuring plan, our operating results and financial condition would be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our major facilities are in the following locations:

		Owned or	Square
Location	Purpose	Leased	Footage

North America
Costa Mesa, California (sale pending)	Former corporate headquarters and	Owned	178,000
	research laboratories
Aliso Viejo, California	Corporate headquarters	Leased	109,948
Montreal, Canada	Offices and manufacturing facility	Owned	94,119
**Humacao, Puerto Rico	Offices and manufacturing facility	Owned	415,000
Latin America
Mexico City, Mexico	Offices and manufacturing facility	Owned	286,411
Europe
**Birsfelden, Switzerland	Offices and manufacturing facility	Owned	1,158,884
Rzeszow, Poland	Offices and manufacturing facility	Owned	446,661

**	We intend to dispose of these sites and have signed a letter of intent for this transaction, which is expected to close in the first half of 2007.

In our opinion, facilities occupied by us are more than adequate for present requirements, and our current equipment is considered to be in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings

See Note 15 of notes to consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (Symbol: VRX). As of February 23, 2007 there were 4,989 holders of record of our common stock.

The following table sets forth, for the periods indicated the high and low sales prices of our common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2006		2005
Fiscal Quarters	High	Low	High	Low

First	$19.77	$15.85	$26.70	$22.25
Second	$18.20	$16.06	$22.83	$17.59
Third	$20.46	$15.81	$21.11	$17.10
Fourth	$20.34	$16.32	$20.50	$16.25

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative return on the Standard and Poor’s Mid Cap 400 Index (“S&P Mid Cap 400 Index”) and a 10-Stock Custom Composite Index (the “New Custom Composite Index”) for the five years ended December 31, 2006. The New Custom Composite consists of Allergan, Inc., Biovail Corporation, Cephalon, Inc., Forest Laboratories, Inc., Gilead Sciences, Inc., King Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Mylan Laboratories Inc., Shire Pharmaceuticals Group plc and Watson Pharmaceuticals, Inc. The second graph compares the cumulative total return of our common stock with its previously used 10-Stock Composite Index (the “Old Custom Composite Index”) which consisted of AAIPharma, Inc., Allergan, Inc., Biovail Corporation, Forest Laboratories, Inc., Gilead Sciences, Inc., King Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Mylan Laboratories Inc., Shire Pharmaceuticals Group plc and Watson Pharmaceuticals, Inc. AAIPharma, Inc. was been removed from the composite index and replaced with Cephalon, Inc. AAIPharma, Inc. was delisted from the Nasdaq Stock Market in April 2005 and is no longer a publicly traded company. Factors used in deciding to include Cephalon, Inc. in the New Custom Composite Index include similarity of market capitalization, international presence and existence of branded products. Cephalon, Inc. is also a Nasdaq-listed component of the S&P Mid Cap 400 index.

Based on reinvestment of $100 beginning on December 31, 2001

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Valeant Pharmaceuticals International	100	33	78	83	58	56
S&P Mid Cap 400 Index	98	83	111	128	143	156
New Custom Composite Index	100	77	106	97	117	135

Based on reinvestment of $100 beginning on December 31, 2001

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Valeant Pharmaceuticals International	100	33	78	83	58	56
S&P Mid Cap 400 Index	98	83	111	128	143	156
Old Custom Composite Index	100	76	115	92	109	125

Dividend Policy

We paid cash dividends of $0.0775 per share for the first three quarters during the year ended December 31, 2006 and for each of the quarters during the year ended December 31, 2005. We announced in October 2006 that we would not pay a dividend for the fourth quarter of 2006.

Our board of directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions and other factors. There are significant contractual limitations on our ability to pay future dividends under the terms of the indenture governing our 7% senior notes due 2011.

Item 6.	Selected Financial Data

The following table sets forth financial data for each of the five years ended December 31, 2006. The selected historical financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, 2004 and 2003, respectively, has been derived from the audited restated consolidated financial statements. The data as of December 31, 2003 and 2002, respectively, and for the year ended December 31, 2002 has been derived from unaudited restated financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2006(1)	2005(1)	2004(1)	2003(1)	2002(1)
	(In thousands, except per share data)

Revenues:
Product sales	$825,996	$732,240	$607,824	$518,598	$466,513
Royalties	81,242	91,646	76,427	167,482	270,265

Total revenues	907,238	823,886	684,251	686,080	736,778

Costs and expenses:
Cost of goods sold (excluding amortization)	256,980	222,358	200,543	184,704	157,272
Selling expenses	264,834	232,316	196,642	166,740	165,124
General and administrative expenses(2)	117,172	108,252	99,443	111,635	376,062
Research and development costs	109,618	114,100	92,858	45,344	50,567
Amortization expense	71,876	68,832	59,303	38,577	30,661
Gain on litigation settlement(3)	(51,550)
Restructuring charges and asset impairments(4)	138,181	1,253	19,344	—	—
Acquired in-process research and development(5)	—	173,599	11,770	117,609	—

Total expenses	907,111	920,710	679,903	664,609	779,686

Income (loss) from operations	127	(96,824)	4,348	21,471	(42,908)
Other income (loss), net including translation and exchange	1,152	(6,358)	141	4,727	8,707
Gain on sale of subsidiary stock(6)	—	—	—	—	261,937
Loss on early extinguishment of debt(7)	—	—	(19,892)	(12,803)	(25,730)
Interest income	12,610	13,169	12,432	8,888	5,644
Interest expense	(43,726)	(40,326)	(49,265)	(36,145)	(42,856)

Income (loss) from continuing operations before income taxes, and minority interest	(29,837)	(130,339)	(52,236)	(13,862)	164,794
Provision for income taxes(8)	34,219	55,151	68,640	41,248	71,000
Minority interest	3	287	233	11,763	17,730

Income (loss) from continuing operations	(64,059)	(185,777)	(121,109)	(66,873)	76,064
Income (loss) from discontinued operations, net of taxes(9)	7,494	(2,366)	(33,544)	9,346	(198,797)
Cumulative effect of change in accounting principle(10)	—	—	—	—	(21,791)

Net income (loss)	$(56,565)	$(188,143)	$(154,653)	$(57,527)	$(144,524)

Per share information:
Income (loss) from continuing operations — basic	$(0.69)	$(2.03)	$(1.44)	$(0.80)	$0.91
Discontinued operations	0.08	(0.02)	(0.40)	0.11	(2.39)
Cumulative effect of change in accounting principle	—	—	—	—	(0.26)

Net income (loss) per share — basic	$(0.61)	$(2.05)	$(1.84)	$(0.69)	$(1.74)

Income (loss) from continuing operations — diluted	$(0.69)	$(2.03)	$(1.44)	$(0.80)	$0.91
Discontinued operations	0.08	(0.02)	(0.40)	0.11	(2.37)
Cumulative effect of change in accounting principle	—	—	—	—	(0.26)
Net income (loss) — diluted	$(0.61)	$(2.05)	$(1.84)	$(0.69)	$(1.72)

Dividends declared per share of common stock	$0.24	$0.23	$0.31	$0.31	$0.31

	As of December 31,
	2006(1)	2005(1)	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$326,002	$224,856	$222,590	$410,019	$202,647
Working capital(11)	480,663	355,504	572,965	989,432	390,424
Net assets (liabilities) of discontinued operations(9)	(18,117)	(22,991)	(8,162)	8,263	153,762
Total assets(9)(10)	1,496,104	1,514,017	1,520,755	1,911,396	1,474,319
Total debt(7)	787,433	788,934	794,068	1,121,145	485,471
Stockholders’ equity(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)	425,920	433,944	469,606	583,299	682,814

Notes to Selected Financial Data:

(1)	In January 2007, a special committee of the board composed solely of independent directors concluded its investigation of our historic stock option practices and related accounting. As a result of the findings of the Special Committee we amended our annual report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. The annual report on Form 10-K/A was filed on January 22, 2007. The selected historical data presented here is derived from those restated financial statements.

(2)	We recorded $239,965,000 of non-recurring and other unusual charges, which are included in general and administrative expenses, for the year ended December 31, 2002. The non-recurring and other unusual charges include compensation costs related to the change in control, severance costs, expenses incurred in connection with Ribapharm’s initial public offering in 2002, write-off of certain assets, environmental clean-up costs and costs incurred in our proxy contests in 2002.

(3)	In 2006, we recorded a gain on litigation settlement from litigation with the former Chief Executive Officer, Milan Panic, of $17,550,000 relating to Ribapharm bonuses. We also recorded a gain on litigation settlement from litigation with the Republic of Serbia of $34,000,000 relating to the ownership and operations of a joint venture we formerly participated in known as Galenika.

(4)	In 2004, we incurred an expense of $19,344,000 related to our manufacturing and rationalization plan. Our manufacturing sites were tested for impairment resulting in an impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded asset impairment charges of $18,000,000 and severance charges of $1,344,000 in the year ended December 31, 2004. In 2005 we made the decision to dispose of another manufacturing plant in China which resulted in an asset impairment charge of $2,322,000. In 2005, we also recorded net gains of approximately $1,816,000 resulting from the sale of the manufacturing plants in the United States, Argentina and Mexico.

In 2006, we incurred an expense of $138,181,000 relating to a restructuring program undertaken to reduce costs and accelerate earnings growth, focused on our research and development and manufacturing operations, but also reducing selling, general and administrative expenses. The expense included employee severance costs (259 employees) of $16,997,000, abandoned software & other capital assets of $22,178,000, asset impairment charges relating to fixed assets at two manufacturing facilities and our former headquarters and research facility to $97,344,000 and contract cancellation & other cash charges of $1,662,000.

(5)	In connection with our acquisitions, portions of the purchase price are allocated to acquired in-process research and development on projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. Such costs are charged to research and development expense as of the date of the acquisition. In March 2005 we acquired Xcel for approximately $280,000,000 of which $126,399,000 was allocated to in-process research and development costs and charged to expense. Additionally, in December 2005 we acquired certain product rights from InterMune for cash consideration of $120,000,000 of which $47,200,000 was allocated to in-process research and development costs. In February 2004, we acquired from Amarin Corporation plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc., and all of that subsidiary’s U.S. product rights. The total consideration paid for Amarin was $40,000,000. In

August 2003, we repurchased the 20% publicly held minority interest in Ribapharm, Inc. for an aggregate total purchase price of $207,658,000. In connection with these acquisitions, we expensed $11,770,000 and $117,609,000 of in-process research and development in the years ended December 31, 2004 and 2003, respectively.

(6)	In April 2002, we completed an underwritten public offering of 29,900,000 shares of common stock of Ribapharm, representing 19.93% of the total outstanding common stock of Ribapharm. In connection with Ribapharm’s public offering, we recorded a gain on the sale of Ribapharm’s stock of $261,937,000 net of offering costs.

(7)	In May and July 2004, we repurchased $326,000,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $19,892,000 for the year ended December 31, 2004.

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

(8)	The tax provision in 2005 includes a net charge of $27,368,000 associated with an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 (including interest). In 2006, 2005 and 2004, we recorded valuation allowances of $28,106,000, $39,862,000 and $85,427,000 against our deferred tax asset to recognize the uncertainty of realizing the benefits of our accumulated U.S. net operating losses and research credits. As of December 31, 2006 the tax valuation allowances totaled $161,713,000. In addition to these factors, the tax provisions in 2003 and 2005 do not reflect tax benefits for certain of the amounts of acquired in-process research and development charged to expense.

(9)	During 2002, we made the decision to divest our Russian pharmaceuticals segment, biomedical segment, raw materials business and manufacturing capability in Central Europe, our photonics business and the Circe unit. This decision required us to evaluate the carrying value of the divested businesses in accordance with the Statement of Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of the analysis, we recorded asset impairment charges of $160,010,000 (net of an income tax benefit of $48,193,000) in the year ended December 31, 2002. The results of operations and the financial position of the divested businesses have been reflected as discontinued operations.

(10)	During 2002, we completed the transitional impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we recorded an impairment loss of $25,332,000 offset by a benefit of $3,541,000 for the write-off of negative goodwill. The net amount of $21,791,000 has been recorded as a cumulative effect of change in accounting principle.

(11)	Working capital in 2006 excludes assets held for sale, $49,104,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products, primarily in the areas of neurology, infectious disease, and dermatology. Our marketing and promotion efforts focus on our Promoted Products. Our products are currently sold in more than 100 markets around the world, with our primary focus on the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany, and Spain.

Our primary value driver is a specialty pharmaceutical business with a global platform. We believe that our global reach and marketing agility differentiate us among specialty pharmaceutical companies, and provide us with the ability to leverage compounds in the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties are expected to decline as a result of market competition and the loss of exclusivity in European markets and Japan.

Specialty Pharmaceuticals

Product sales from our specialty pharmaceuticals segment accounted for 91% of our total revenues from continuing operations for the year ended December 31, 2006, compared to 89% for 2005. Product sales increased $93,756,000 (13%) for the year ended December 31, 2006 compared with 2005. Infergen, the product we acquired from InterMune, Inc. on December 30, 2005, contributed $42,716,000 to the increase. Excluding Infergen, specialty pharmaceutical sales grew 7% in 2006. On a net basis, excluding Infergen, volume sales of our products was flat year over year with volume growth in our Promoted Products being offset by declines in volume on our non-promoted products. Specialty pharmaceutical product sales in 2006 include an approximate 1% favorable impact from foreign exchange rate fluctuations.

Our current product portfolio comprises approximately 370 branded products, with approximately 2,200 stock keeping units. We market our products globally through a marketing and sales force consisting of approximately 1,568 employees. We focus our sales, marketing and promotion efforts on the Promoted Products within our product portfolio. We have identified these Promoted Products as offering the best potential return on investment. The majority of our Promoted Products are in our three targeted therapeutic areas. Promoted Products in other therapeutic areas have characteristics and regional or local market positions that also offer significant growth and returns on marketing investments.

Our future growth is expected to be driven primarily by the commercialization of new products, growth of our existing products, and business development. Our Promoted Products accounted for 58% and 51% of our specialty pharmaceutical product sales for the years ended December 31, 2006 and 2005, respectively. Sales of our Promoted Products increased $101,959,000 (27%) in the year ended December 31, 2006 compared to 2005. This increase includes $42,716,000 from Infergen, a product we did not sell in 2005. Excluding Infergen, sales of Promoted Products increased $59,243,000 or 16% in the year ended December 31, 2006 compared to 2005. Our increased sales of Promoted Products were partially offset by declines in non-promoted products.

We have experienced generic challenges and other competition to our products, as well as pricing challenges through government imposed price controls and reductions, and expect these challenges to continue in 2007 and beyond.

Ribavirin Royalties

Ribavirin royalty revenues decreased $10,404,000 (11%) in 2006 over 2005 due to (i) competitive dynamics between Roche and Schering-Plough in Europe, as Roche’s version of ribavirin, Copegus, gained market share over Schering-Plough’s version of ribavirin, Rebetol, (ii) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy there, and (iii) further gains in market share by generic competitors in the United States. We expect ribavirin royalties to continue to decline in 2007 as a result of market competition between Roche and Schering-Plough in Japan. The royalty will reduce significantly in 2009 and 2010 with the loss of exclusivity in European markets and Japan.

Research and Development

We are developing certain product candidates, including two clinical stage programs, taribavirin and retigabine, which target large market opportunities. Taribavirin is a pro-drug of ribavirin, for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon. Retigibine was added to our pipeline with the acquisition of Xcel in March 2005. Retigabine is being developed as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Clinical development expenses in 2007 will be impacted by the results of a Phase 2(b) study on taribavirin, results of implementing strategies to acquire Phase 1 and Phase 2 compounds to augment our existing development portfolio and whether we ultimately determine and are successful at sharing the cost of development and associated risk of our existing development portfolio.

Chronic Hepatitis C

Worldwide, approximately 170 million individuals are infected with HCV. In the United States alone, 3-4 million individuals are infected. Current therapies consist of (pegylated) interferon alpha and ribavirin with a sustained virological response ranging as high as 54% to 56%.

Epilepsy

There are more than 50 million people worldwide who have epilepsy, with approximately 6 million people afflicted with the disease in the United States, the European Union, and Japan. Approximately half of all epilepsy patients become seizure free with their first medication. Another 20% to 30% become seizure free when other therapies are tried or added to the first medication. The remaining 20% to 30% of patients who do not respond to multiple AED’s are considered to have refractory epilepsy, thus representing the greatest unmet need in epilepsy treatment.

Acquisitions

We made the following acquisitions in 2006 and 2005:

In 2006 we acquired rights to new product lines in Poland and the UK. In Poland we acquired the rights of a number of branded generic products for nominal cash consideration. In the UK we acquired exclusive rights to distribute certain dermatological skin care products from Intendis AG, including Finacea, Skinoren, Scheriproct, and Ultrabase. We also purchased additional rights to Melleril in Latin America and additional rights to Zelapar in Canada and Mexico. Aggregate consideration for these transactions was $4,568,000 in 2006.

On March 1, 2005, we acquired Xcel, a specialty pharmaceutical company focused on the treatment of disorders of the central nervous system, for $280,000,000 in cash, plus expenses of approximately $5,000,000. Xcel’s portfolio consists of four products that are sold within the United States, and retigabine, a late-stage clinical product candidate that is an adjunctive treatment for partial-onset seizures for patients with epilepsy, which is being developed for commercialization in all major markets. We have filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement and certain third-party claims. As of December 31, 2006, approximately $5,230,000 of the Xcel purchase price remained in an escrow fund to pay indemnification claims.

In the third quarter of 2005 we acquired product rights to Melleril in Brazil and Acurenal in Poland for cash consideration of $7,900,000.

On December 30, 2005, we acquired the U.S. and Canadian rights to Infergen from InterMune. Infergen is indicated for the treatment of hepatitis C when patients have not responded to other treatments (primarily the combination of pegylated interferon and ribavirin) or have relapsed after such treatment. In connection with this transaction we acquired patent rights and rights to a clinical trial underway to expand applications of Infergen. We also employed InterMune’s marketing and research staffs who were dedicated to the Infergen product and projects. We paid InterMune $120,000,000 in cash at the closing. We have also agreed to pay InterMune up to an additional $22,585,000, $20,000,000 of which is dependent on reaching certain milestones.

We paid InterMune $2,585,000 as a non-contingent payment in January 2007. Additionally, as part of the acquisition transaction we assumed a contract for the transfer of the manufacturing process for Infergen from one third party supplier to another. Under the contract we are obligated to pay the new third party supplier up to $11,700,000 upon the attainment of separate milestones tied to the manufacturing process transfer. In 2006 we charged $5,200,000 to cost of sales for payments to this supplier for the achievement of milestones and we anticipate paying an additional $5,200,000 in 2007. Amgen originally developed Infergen and licensed the rights to InterMune.

See Note 3 of notes to consolidated financial statements for a discussion of these acquisitions.

Results of Operations

We have three specialty pharmaceutical segments comprising our pharmaceuticals operations in North America, International (Latin America, Asia and Australasia) and Europe, Middle East, and Africa (EMEA). In addition, we have a research and development division. Certain financial information for our business segments is set forth below (in thousands). This discussion of our results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this document. For additional financial information by business segment, see Note 16 of notes to consolidated financial statements included elsewhere in this document.

	2006	2005	2004

Revenues
Specialty pharmaceuticals North America	$307,110	$232,342	$144,530
International	241,024	219,690	192,548
EMEA	277,862	280,208	270,746

Total specialty pharmaceuticals	825,996	732,240	607,824
Ribavirin royalties	81,242	91,646	76,427

Consolidated revenues	$907,238	$823,886	$684,251

Operating Income (Loss)
Specialty pharmaceuticals
North America	$86,435	$69,285	$46,169
International	73,251	65,777	49,665
EMEA	44,797	36,074	30,909

	204,483	171,136	126,743
Corporate expenses	(75,658)	(54,619)	(52,421)

Total specialty pharmaceuticals	128,825	116,517	74,322
Restructuring charges and asset impairments	(138,181)	(1,253)	(19,344)
Gain on litigation settlement	51,550	—	—
Research and development	(42,067)	(38,489)	(38,860)
Acquired IPR&D	—	(173,599)	(11,770)

Consolidated segment operating income (loss)	127	(96,824)	4,348
Interest income	12,610	13,169	12,432
Interest expense	(43,726)	(40,326)	(49,265)
Other, net	1,152	(6,358)	(19,751)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(29,837)	$(130,339)	$(52,236)

Depreciation and Amortization
Specialty pharmaceuticals North America	$37,223	$33,950	$21,878
International	14,419	13,347	12,173
EMEA	21,963	30,112	28,453

	73,605	77,409	62,504
Corporate expenses	3,912	3,238	3,176

Total specialty pharmaceuticals	77,517	80,647	65,680
Research and development	14,829	16,704	21,458

Total	$92,346	$97,351	$87,138

Year Ended December 31, 2006 Compared to 2005

Specialty Pharmaceutical Revenues:  Total specialty pharmaceutical product sales increased $93,756,000 for the year ended December 31, 2006 over 2005. Significant factors that contributed to this increase included the acquisition of Infergen on December 30, 2005, the full year of sales from Xcel products compared with ten months of sales of these products in 2005, certain product launches, general price increases and success in the growth of our Promoted Products.

Approximately 58% of our total pharmaceutical revenues resulted from sales of Promoted Products in 2006. We define Promoted Products as being those that we promote with annual sales of greater than $5,000,000. Worldwide sales of Promoted Products totaled $476,211,000 in 2006, an increase of $101,959,000 or 27% over 2005. Infergen sales in 2006 were $42,716,000. Sales of other Promoted Products in 2006 increased $59,243,000 or 16% over 2005 sales levels. The increased sales in Promoted Products were partially offset by declines in sales of non-promoted products.

In our North America pharmaceuticals segment, revenues for the year ended December 31, 2006 increased $74,768,000 over 2005. This increase reflects the acquisition of Infergen, the full year of Xcel products compared with ten months in 2005, the launch of Cesamet and Zelapar in the United States, the growth in Cesamet sales in Canada, and the $14,337,000 increase in Efudex sales, which totaled $66,695,000 in 2006. Efudex sales increases resulted from a combination of factors, including changes in wholesaler buying patterns, price increases taken earlier in the year, and the launch at the end of the year of our generic version of the product. The increase also reflects higher sales of Promoted Products which totaled $257,497,000 in 2006, an increase of $72,977,000 (40%) over 2005 sales levels. These increases were partially offset by volume decreases of non-promoted products. The increase in North American pharmaceutical sales for the year ended December 31, 2006, excluding Infergen, was due to 5% percent increase in volume, an 8% increase in price, and a 1% percent positive contribution from the appreciation of the Canadian Dollar.

In our International pharmaceuticals segment, revenues for the year ended December 31, 2006 increased $21,334,000. Revenues from Bedoyecta, which is our highest revenue product in Mexico, were $50,366,000 in 2006, an increase of $3,482,000 (7%) over 2005 reflecting a successful direct-to-consumer marketing campaign. Sales of Promoted Products in the region totaled $129,636,000 in 2006, an increase of $14,585,000 (13%) over 2005. The increases in revenues were partially offset by volume decreases of non-promoted products. On a net basis, the increase in sales in the International segment were primarily impacted by price increases and reduced discounts to wholesalers. International sales in 2006 resulted from an aggregate 11% price increase, a 1% reduction in volume, and a negligible currency impact.

In our EMEA pharmaceuticals segment, revenues for the year ended December 31, 2006 were $277,862,000, a decrease of $2,346,000. The increase in the value of currencies in the region relative to the U.S. Dollar contributed $4,596,000 to revenues in the region in 2006. Sales of Promoted Products in 2006 were $154,136,000 compared to $152,024,000 in 2005 an increase of $2,112,000 (1%). The increases in revenues from higher promoted product sales and stronger European currencies were offset by reductions in sales of non-promoted products. Sales in several European countries were also negatively affected by pricing policies imposed by governmental authorities. EMEA sales in 2006 were impacted by a 2% positive contribution from currency fluctuations, a 3% reduction in volume, and a negligible change in aggregate prices.

Ribavirin Royalties:  Ribavirin royalties from Schering-Plough and Roche for the year ended December 31, 2006 were $81,242,000 compared to $91,646,000 for 2005, a decrease of $10,404,000 (11%). 2006 ribavirin royalty revenues decreased due to (i) competitive dynamics between Roche and Schering-Plough in Europe, as Roche’s version of ribavirin, Copegus, gained market share over Schering-Plough’s version of ribavirin, Rebetol, (ii) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy there, and (iii) further gains in market share by generic competitors in the United States.

Gross Profit Margin:  The decline in gross profit margin in 2006 from 70% to 69% is largely due to changes in the product mix resulting from recent acquisitions, higher inventory obsolescence charges in 2006, and a $5,200,000 technology transfer milestone payment paid to the future manufacturer of Infergen. Gross profit calculations exclude amortization which is discussed below. Consolidated cost of goods sold in 2006 included a provision of $1,255,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R). Gross profits by segment are as follows (dollar amounts in thousands):

				Increase
	Year Ended 31,			(Decrease)
	2006	2005	2004	06/05	05/04

Gross Profits (Specialty Pharmaceuticals Only)
North America	$244,712	$186,561	$117,141	31%	59%
% of product sales	80%	80%	81%
International	163,396	152,567	131,818	7%	16%
% of product sales	68%	69%	68%
EMEA	160,908	170,754	158,322	−6%	8%
% of product sales	58%	61%	58%

Consolidated Gross Profits	569,016	509,882	407,281	12%	25%

% of product sales	69%	70%	67%

Selling Expenses:  Selling expenses were $264,834,000 for the year ended December 31, 2006 compared to $232,316,000 for 2005, an increase of $32,518,000 (14%). As a percent of product sales, selling expenses were 32% for the years ended December 31, 2006 and 2005. Included in selling expenses for the year ended December 31, 2005 were severance charges of $3,000,000 related to the sales force restructuring in Europe. The increase in selling expenses includes the additional sales force associated with the acquisition of Infergen. This increase reflects our increased promotional efforts primarily in North America and Latin America and includes costs related to new product launches and line extensions. Selling expenses in 2006 includes a provision of $3,580,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

General and Administrative Expenses:  General and administrative expenses were $117,172,000 for the year ended December 31, 2006 compared to $108,252,000 for 2005, an increase of $8,920,000 (8%). As a percent of product sales, general and administrative expenses were 14% for the year ended December 31, 2006 compared to 15% for 2005. General and administrative expenses in 2006 includes a provision of $13,699,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

Research and Development:  Research and development expenses were $109,618,000 for the year ended December 31, 2006 compared $114,100,000 for 2005, a reduction of $4,482,000 (4%). The decrease in research and development expenses was primarily attributable to the completion of the VISER Phase 3 clinical trials for taribavirin, the completion of phase 2 clinical trials for pradefovir, and the strategic restructuring announced April 3, 2006. Research and development expenses in 2006 included a $7,000,000 milestone payment related to the development of retigabine. It is expected that clinical development expenses will decline in 2007 as a result of the restructuring initiatives. Research and development expenses in 2006 includes a provision of $2,504,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

Amortization:  Amortization expense was $71,876,000 for the year ended December 31, 2006 compared to $68,832,000 for 2005, an increase of $3,044,000 (4%). The increase was primarily due to amortization of intangibles acquired with the acquisition of Infergen, offset in part by a decrease in the amortization of a royalty intangible which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis. Additionally, in 2006, we recorded asset impairment charges on certain products sold in Spain in the amount of $1,075,000. In 2005, we recorded asset impairment charges on certain products sold in the UK, Germany and Spain in the amount of $7,400,000.

Gain on Litigation Settlement:  Litigation settlements contributed significantly to operating profit in 2006. The recoveries in 2006 included the settlement with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika of $34,000,000 of which $28,000,000 was received in 2006, and the settlement of litigation with the former Chief Executive Officer, Milan Panic relating to Ribapharm bonuses, for which we received $20,000,000 and recorded a gain from litigation of $17,550,000 in 2006.

Restructuring Charges and Asset Impairments:  In 2006 we incurred $138,181,000 in restructuring charges relating to severance charges, contract cancellations, and asset impairments. In 2005 we made the decision to dispose of a manufacturing plant in China which resulted in an asset impairment charge of $2,300,000. In 2005 we also recorded net gains of approximately $1,800,000 resulting from the sale of the manufacturing plants in the U.S., Argentina and Mexico.

Restructuring Charge Details

In April 2006, we announced a restructuring program to reduce costs and accelerate earnings growth.

The program is primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it relates to research and development activities is to focus our efforts and expenditures on two late stage development projects: Taribavirin, a potential treatment for hepatitis C, and retigabine, a potential treatment for partial onset seizures in patients with epilepsy. As previously announced, we intend to sell rights to, out-license, or secure partners to share the costs of our major clinical projects and discovery programs. On January 9, 2007, we licensed the development and commercialization rights to the hepatitis B compound pradefovir to Schering-Plough. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals) (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. We continue to pursue partnering opportunities for taribavirin and retigabine to share the costs of development, and look to license in additional compounds in clinical development to diversify our opportunities and the inherent risks associated with product development.

The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations and further reduce our excess capacity. Under our global manufacturing strategy, we also seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing and by other actions to improve efficiencies. We have undertaken major process improvement initiatives and the deployment of lean six sigma process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. The restructuring program includes the sale of manufacturing plants in Humacao, Puerto Rico and in Basel, Switzerland. We have entered into a letter of intent to sell these two manufacturing facilities and believe we will sell them in the first half of 2007. We have transferred them to “held for sale” classification in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in December 2006. Recent negotiations for the sale of these facilities have been used to estimate the fair value of the facilities.

The restructuring program will also result in savings in our selling, general and administrative expenses primarily through consolidation of our management functions into fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Asia, Africa and Australia, (“AAA”), which were formerly managed as a separate business unit, have been combined with those of other regions. As a result we now have three reportable pharmaceutical segments, which comprise our pharmaceutical operations in:

•	North America, comprising the United States and Canada;

•	International, comprising the Latin America, Asia, and Australasia regions;

•	Europe, Middle East, and Africa (“EMEA”).

We moved into a new leased headquarters building in Aliso Viejo, California, in December 2006. We have reached agreement for the sale of our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for $38,000,000. We classified this facility as “held for sale” in September 2006 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

We anticipate that the total restructuring program will result in restructuring and asset impairment charges that will range between $140,000,000 and $145,000,000. In 2006 we incurred an expense of $138,181,000 relating to a restructuring program. Restructuring and asset impairment charges are recorded as a component of costs and expenses in the consolidated statement of income.

	Year Ended	Estimated
	December 31, 2006	total cost
	(In thousands)

Employee Severances	$16,997	$20,000 - $ 22,000
Contract cancellation and other cash costs	1,662	1,000 - 2,000

Subtotal: Cash-related Charges	18,659	21,000 - 24,000
Abandoned software and other capital assets	22,178	22,000 - 23,000
Impairment of fixed assets	97,344	97,000 - 98,000

Subtotal: Non-cash charges	119,522	119,000 - 121,000

Total:	$138,181	$140,000 - $145,000

Severance charges recorded in the year ended December 31, 2006 relate to employees whose positions were eliminated in the restructuring. When completed, we anticipate that approximately 750 employees in total will be impacted by the restructuring, the majority of whom work in the two manufacturing facilities being sold. We intend to dispose of these manufacturing plants by selling to a buyer who will continue to operate the plant, including the assumption of certain employee obligations. We have signed a letter of intent for the sale of these two facilities, with the sale expected to close in the first half of 2007. It is intended that the buyer will continue to operate the plant, including the assumption of certain employee obligations. In 2006 severance benefits were accrued for 259 employees within the restructuring program. Severance payments to 67 employees are accounted for under SFAS 112, Employers’ Accounting for Post-employment Benefits with the remaining 192 being accounted for under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

Abandoned software and other capital assets included an expense of $20,453,000, relating to an Enterprise Resource Planning (ERP) project which was discontinued in March 2006. It also includes $632,000 of cash-related charges.

Non-cash asset impairment charges include $37,223,000 related to our manufacturing plant in Humacao, Puerto Rico, $45,624,000 related to a manufacturing plant in Birsfelden, Switzerland, $5,946,000 related to equipment used in our discovery operations and $8,551,000 related to the building in Costa Mesa which previously served as our corporate headquarters and principal research facility.

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash for 2006 follows:

Reconciliation of Cash Restructuring Payments with Restructuring Accrual (in thousands)

	Three Months	Three Months	Three Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006

Opening accrual	$—	$5,425	$8,551	$4,453	$—
Charges to earnings	6,644	6,361	2,587	3,699	19,291
Cash paid	(1,219)	(3,235)	(6,685)	(2,936)	(14,075)

Closing accrual	$5,425	$8,551	$4,453	$5,216	$5,216

In the first, second, third and fourth quarters of 2006 we incurred expenses of $26,466,000, $53,082,000, 17,139,000 and $41,494,000 respectively relating to the restructuring program.

The restructuring and asset impairment charges for the year ended December 31, 2006 represent charges of $37,223,000, $50,201,000, $242,000, $5,485,000 and $45,030,000 in the North America, EMEA, International, R&D and Corporate reporting segments, respectively.

The benefits achieved as a result of the restructuring program are estimated at $30,000,000 for 2006. For 2007 the benefits are expected to exceed $50,000,000.

Acquired In-Process Research and Development (IPR&D):  We did not incur IPR&D charges in 2006. In 2005, we expensed $173,599,000 as IPR&D in connection with the acquisition of Xcel ($126,399,000) and with the Infergen business acquired from InterMune ($47,200,000). The amounts expensed as IPR&D represent our estimate of fair value of purchased in-process technology for projects that, as of the acquisition dates, had not yet reached technological feasibility and had no alternative future use.

We estimated the fair value of the IPR&D in connection with the acquisition of Xcel based on the use of a discounted cash flow model (including an estimate of future sales at an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 35%) were probability weighted to take account of the stage of completion and risks surrounding the successful development and commercialization. The assumed tax rate is our estimate of the effective statutory tax rate for an acquisition of similar types of assets. The cash flows were discounted to a present value using a discount rate of 18%, which represents our risk adjusted after tax weighted average cost of capital for each product. We estimated we would incur future research and development costs of approximately $50,000,000 to complete the retigabine IPR&D project.

The estimated fair value of the IPR&D related to the Infergen business acquired from InterMune was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 41%) were then probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate is our estimate of the effective statutory tax rate for an acquisition of similar types of assets. These cash flows were then discounted to a present value using a discount rate of 15% which represents our estimated risk adjusted after tax weighted average cost of capital. We estimated we would incur future research and development costs of approximately $25,000,000 to complete the Infergen IPR&D project.

Other Income, Net, Including Translation and Exchange:  Other income, net, including translation and exchange was income of $1,152,000 for the year ended December 31, 2006 compared with a loss of $6,358,000 in 2005. In both 2006 and 2005 the amounts represent primarily the effects of translation gains and losses in Europe and Latin America. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.

Interest Expense and Income:  Interest expense increased $3,400,000 during the year ended December 31, 2006 compared to 2005, due to higher interest rates associated with our variable rate debt. Interest income decreased $559,000 during the year ended December 31, 2006 compared to 2005 due primarily to lower cash balances.

Income Taxes:  Despite reporting losses from continuing operations, we recorded tax expense of $34,219,000 in 2006 and $55,151,000 in 2005. This occurred primarily because, due to the valuation allowances, no tax benefits are recorded for the U.S. operating losses. In 2006, the effective rate was also affected by the pre-tax losses resulting from restructuring in Puerto Rico of $37,223,000 for which no tax benefit was recorded. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate. In addition, the 2005 Xcel IPR&D charge of $126,400,000 was not deductible for tax purposes resulting in higher effective tax rates for the year. Tax expense in 2005 was also impacted by a charge of $27,400,000 resulting from an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 and taxes imposed on the repatriation of foreign earnings of $4,500,000.

In 2006, 2005 and 2004 we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards are offset against U.S. taxable income in future years. The reserve was recorded since we cannot be certain that sufficient U.S. taxable income will be generated to utilize the tax benefits of the loss and credit carryforwards before they expire. As of December 31, 2006 the valuation allowance against deferred tax assets totaled $161,713,000.

Income (Loss) from Discontinued Operations:  Income from discontinued operations was $7,494,000 in 2006 compared to a loss of $2,366,000 for the year ended December 31, 2005. The income in 2006 primarily relates to the partial release of an environmental reserve for a former Biomedicals site. The losses in 2005 primarily relate to our former raw materials businesses and manufacturing operations in Central Europe.

Year Ended December 31, 2005 Compared to 2004

Specialty Pharmaceutical Revenues:  Total specialty pharmaceutical product sales increased $124,416,000 for the year ended December 31, 2005 over 2004. The largest portion of this increase ($73,400,000) resulted from the addition of new products to our portfolio as a result of the Xcel acquisition.

Approximately 51% of our total pharmaceutical revenues resulted from sales of Promoted Products in 2005. We define Promoted Products as being those that we promote with annual sales of greater than $5,000,000. Worldwide sales of Promoted Products totaled $374,252,000 in 2005, an increase of $124,968,000, or 50% over 2004. Approximately $60,600,000 of this increase in promoted product sales consisted of two new products acquired in the Xcel transaction. Sales of other Promoted Products in 2005 increased $64,368,000, or 26% over 2004 sales levels. The increased sales in Promoted Products and those resulting from the acquisition of Xcel were partially offset by declines in sales of non-promoted products.

In our North America pharmaceuticals segment, revenues for the year ended December 31, 2005 increased $87,812,000 over 2004. The increase reflects the inclusion of sales of products acquired from Xcel in March 2005 ($73,400,000). The increase also reflects higher sales of Promoted Products other than those acquired in the Xcel transaction which totaled $119,500,000 in 2005, an increase of $23,500,000 (25%) over 2004 sales levels. These increases were partially offset by lower sales of non-promoted products. The increase in sales in North America resulted from a 50% increase in volume, a 9% increase in price, and a 1% benefit from the appreciation of the Canadian Dollar.

In our International pharmaceuticals segment, revenues for the year ended December 31, 2005 increased $27,142,000. The increase was primarily due to a reduction in discounts offered to distributors in the region aggregating $23,900,000. Revenues from Bedoyecta, which is our highest revenue product in Mexico, were $46,884,000 in 2005, an increase of $16,230,000 (53%) over 2004 reflecting a successful direct-to-consumer marketing campaign. Sales of other Promoted Products in the region totaled $34,300,000 in 2005, an increase of $4,400,000 (15%) over those in 2004. The increases in revenues were partially offset by volume decreases in sales of non-promoted products. The increase in sales in the International pharmaceutical sector resulted from a 12% increase in price, a 5% positive contribution from currency, which offset a 3% reduction in volume.

In our EMEA pharmaceuticals segment, revenues for the year ended December 31, 2005 were $280,208,000, an increase of $9,462,000. The increase in the value of currencies in the region relative to the U.S. Dollar contributed $7,600,000 to the increase in revenues in the region in 2005. Sales of Promoted Products in 2005 were $116,341,000 compared to $101,244,000 in 2004, an increase of $15,097,000 (15%). The increases in revenues from higher promoted product sales and stronger European currencies were offset by reductions in sales of non-promoted products. Sales in many parts of Europe were negatively affected by pricing policies imposed by governmental authorities. The increase in sales in EMEA resulted from a 3% benefit from currency, a 2% increase in price, offsetting a 1% reduction in volume.

Ribavirin Royalties:  Ribavirin royalties from Schering-Plough and Roche for the year ended December 31, 2005 were $91,646,000 compared to $76,427,000 for 2004, an increase of $15,219,000 (20%). This increase primarily resulted from increased sales in Japan where the Ministry of Health, Labor and Welfare approved the marketing of ribavirin in combination with Peg-Intron for the treatment of hepatitis C.

The 2005 and 2004 royalty amounts are significantly less than amounts received in 2003 and prior years. The decrease in ribavirin royalties reflect the effects of the launch of generic ribavirin in the United States and competition between Schering-Plough and Roche. Approval of a generic form of oral ribavirin by the FDA in the United States was announced in April 2004. Competition from generic pharmaceutical companies has had, and continues to have, a material negative impact on our royalty revenue. With respect to Schering-Plough, in some markets royalty rates increase in tiers based on increased sales levels. Upon the entry of generics into the United States in April 2004, pursuant to the terms of their contract, Roche ceased paying royalties on sales in the United States. Schering-Plough has also launched a generic version of ribavirin. Under the license and supply agreement, Schering-Plough is obligated to pay us royalties for sales of their generic ribavirin.

Selling Expenses:  Selling expenses were $232,316,000 for the year ended December 31, 2005 compared to $196,642,000 for 2004, an increase of $35,674,000 (18%). As a percent of product sales, selling expenses were 32%

for the years ended December 31, 2005 and 2004. Included in selling expenses for the year ended December 31, 2005 and 2004 were severance charges of $3,000,000 and $3,600,000, respectively, related to a sales force restructuring in Europe. The increase in selling expenses also reflects our increased promotional efforts primarily in North America and Latin America and includes costs related to new product launches and unified promotional materials and campaigns for our global products.

General and Administrative Expenses:  General and administrative expenses were $108,252,000 for the year ended December 31, 2005 compared to $99,443,000 for 2004, an increase of $8,809,000 (9%). As a percent of product sales, general and administrative expenses were 15% for the year ended December 31, 2005 compared to 16% for 2004.

Research and Development:  Research and development expenses were $114,100,000 for the year ended December 31, 2005 compared $92,858,000 for 2004, an increase of $21,242,000 (23%). The increase in research and development expenses was primarily attributable to the progression of clinical trials for taribavirin, retigabine and pradefovir and costs associated with the completion of safety studies for Zelapar. We completed enrollment of two Phase 3 studies for taribavirin and a Phase 2 study for pradefovir. We also advanced the clinical trials for retigabine acquired in March 2005 with the initiation of two Phase 3 trials.

Amortization:  Amortization expense was $68,832,000 for the year ended December 31, 2005 compared to $59,303,000 for 2004, an increase of $9,529,000 (16%). The increase was primarily due to amortization of intangibles acquired with the acquisition of Xcel, offset in part by a decrease in the amortization of a royalty intangible which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis. Additionally, in 2005, we recorded asset impairment charges on certain products sold in the UK, Germany and Spain in the amount of $7,400,000. In 2004, we recorded asset impairment charges of $4,800,000 primarily related to products sold in Italy for which the patent life was reduced by a decree by the Italian government.

Restructuring Charges and Asset Impairments:  In 2004 we incurred an expense of $19,344,000 related to the manufacturing rationalization plan. Our manufacturing sites were tested for impairment resulting in an asset impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded asset impairment charges of $18,102,000 and severance charges of $1,242,000 in the year ended December 31, 2004. In 2005 we modified the Manufacturing Restructuring Plan to include the disposition of the manufacturing site in China and recorded an asset impairment reserve of $3,602,000 for this facility and one in Poland. Also in 2005, we sold a plant in the United States, two plants in Argentina and one plant in Mexico and recorded a net gain of $2,349,000 on these sales.

Acquired In-Process Research and Development (IPR&D):  In 2005, we expensed $173,599,000 as IPR&D in connection with the acquisition of Xcel ($126,399,000) and with the Infergen business acquired from InterMune ($47,200,000). In 2004, we incurred an expense of $11,770,000 associated with IPR&D related to the acquisition of Amarin that occurred in February 2004. The amounts expensed as IPR&D represent our estimate of fair value of purchased in-process technology for projects that, as of the acquisition dates, had not yet reached technological feasibility and had no alternative future use.

We estimated the fair value of the IPR&D in connection with the acquisition of Xcel based on the use of a discounted cash flow model (including an estimate of future sales at an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 35%) were probability weighted to take account of the stage of completion and risks surrounding the successful development and commercialization. The assumed tax rate is our estimate of the effective statutory tax rate for an acquisition of similar types of assets. The cash flows were discounted to a present value using a discount rate of 18%, which represents our risk adjusted after tax weighted average cost of capital for each product. We estimated we would incur future research and development costs of approximately $50,000,000 to complete the retigabine IPR&D project.

The estimated fair value of the IPR&D related to the Infergen business acquired from InterMune was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 41%) were then probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate is our estimate of the effective statutory tax rate for an acquisition of similar types of assets.

These cash flows were then discounted to a present value using a discount rate of 15% which represents our estimated risk adjusted after tax weighted average cost of capital. We estimated we would incur future research and development costs of approximately $25,000,000 to complete the Infergen IPR&D project.

Other Income, Net, Including Translation and Exchange:  Other income, net, including translation and exchange was a loss of $6,358,000 for the year ended December 31, 2005 compared to a net gain of $141,000 in 2004. In both 2005 and 2004 the amounts represent primarily the effects of translation gains and losses in Europe and Latin America. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.

Loss on Early Extinguishment of Debt:  The loss on early extinguishment of debt in 2004, $19,892,000 related to the repurchase of $326,000,000 aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. We did not have a similar transaction in 2005.

Interest Expense, net:  Interest expense, net decreased $9,676,000 during the year ended December 31, 2005 compared to 2004. The decrease was due to repurchases of our 6 1/2% Convertible Subordinated Notes due 2008 in July 2004, which eliminated the associated interest expense.

Income Taxes:  Despite reporting losses from continuing operations, we recorded tax expense of $55,151,000 in 2005 and $68,640,000 in 2004. This occurs primarily because, due to valuation allowances, no tax benefits are recorded for the U.S. operating losses. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate. In addition, the 2005 Xcel IPR&D charge of $126,399,000 is not deductible for tax purposes resulting in higher effective tax rates for the year. Tax expense in 2005 was also impacted by a charge of $27,400,000 resulting from an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 and taxes imposed on the repatriation of foreign earnings of $4,500,000.

In 2005 and 2004 we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards are offset against U.S. taxable income in future years. The reserve was recorded since we cannot be certain that sufficient U.S. taxable income will be generated to utilize the tax benefits of the loss and credit carryforwards before they expire. As of December 31, 2005 the valuation allowance against deferred tax assets totaled $148,100,000.

The 2004 tax provision was also negatively impacted by restructuring and asset impairment charges relating to facilities in certain foreign jurisdictions. We recorded minimal tax benefits in connection with these charges due to uncertainties about our ability to realize the benefits as reductions of our foreign tax liabilities. Some of these tax benefits were, however, recorded in 2005 as the likelihood of realizing the benefits increased.

Income (Loss) from Discontinued Operations:  The loss from discontinued operations was $2,366,000 in 2005 compared to $33,544,000 for the year ended December 31, 2004. The losses in 2005 primarily relate to our former raw materials businesses and manufacturing operations in Central Europe. In 2004 the loss also includes environmental charges of $16,000,000 related to a former operating site of our Biomedicals division, for which we retained the liability when we sold this business.

Liquidity and Capital Resources

Cash and marketable securities totaled $335,745,000 at December 31, 2006 compared to $235,066,000 at December 31, 2005. Working capital was $480,663,000 (excluding assets held for sale) at December 31, 2006 compared to $344,245,000 at December 31, 2005. The increase in working capital of $125,159,000 was primarily attributable to cash generated from operations, litigation settlements and the exercise of stock options.

During the year ended December 31, 2006, cash provided by operating activities totaled $125,061,000 compared to $64,458,000 for 2005. The improvement was mainly attributable to recoveries in 2006 resulting from the settlement with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika of $34,000,000 of which $28,000,000 was received in 2006 and the settlement of litigation with the former Chief Executive Officer, Milan Panic relating to Ribapharm bonuses, for which we received $20,000,000 in 2006.

Cash used in investing activities was $32,153,000 for the year ended December 31, 2006. This compares to cash used in investing activities of $218,350,000 for the year ended December 31, 2005. In 2006, $4,568,000 was used for the purchase of product rights. Additionally, cash was used for capital expenditures of $42,142,000. Cash generated from net sales of marketable securities totaled $1,413,000 and sales of assets generated $10,022,000. In 2005 cash used in investing activities consisted of net proceeds from sales of marketable securities of $228,007,000 and proceeds from asset sales of $7,252,000, which was offset by the use of $413,621,000 in the acquisitions of Xcel and Infergen, the purchase of product rights in Brazil and Poland, and the purchase of the minority interest in our Polish operations. Additionally, cash used for capital expenditures was $45,525,000.

Cash flows used in financing activities were $6,810,000 in 2006 and primarily consisted of dividends paid of $21,552,000 and payments on long-term debt and notes payable of $6,662,000. This was partially offset by proceeds from stock option exercises and employee stock purchases of $17,389,000 and proceeds from capitalized lease financing and long-term debt of $4,015,000. Cash flows provided by financing activities were $164,544,000 in 2005 and primarily consisted of the proceeds of a common stock offering in connection with the Xcel acquisition, which raised net proceeds of approximately $192,822,000, offset by dividend payments of $27,966,000.

In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of our 7.0% Senior Notes due 2011. The interest rate on the swap is variable at six-month LIBOR plus 2.41%. The effect of this transaction was to initially lower our effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective rate will float and correlate to the variable interest earned on our cash held. At December 31, 2006 the effective rate on the $150,000,000 of debt under the swap agreement was 7.78%. We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contracts. As of December 31, 2006, we have collateral of $8,600,000 included in marketable securities and other assets related to this instrument.

We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through December 31, 2007, and to provide cash needed to fund capital expenditures and our clinical development program. We may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by our operating activities. Our sources of liquidity are our cash and cash equivalent balances and our cash flow from operations.

We paid quarterly cash dividends in all four quarters of 2005 and in the first three quarters of 2006. We did not pay a quarterly dividend in the final quarter of 2006. There are significant contractual limitations on our ability to pay future dividends under the terms of the indenture governing our 7% senior notes due 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(Amounts in thousands)

Long-term debt obligations:
7.0% Senior Notes due 2011	$300,000	$—	$—	$300,000	$—
3.0% Convertible Subordinated Notes due 2010	240,000	—	240,000	—	—
4.0% Convertible Subordinated Notes due 2013	240,000	—	—	—	240,000
Other long-term debt	11,096	8,582	2,200	225	89
Interest payments	196,225	37,800	75,600	64,825	18,000
Lease obligations	53,345	5,472	12,264	10,173	25,436

Total cash obligations	$1,040,666	$51,854	$330,064	$375,223	$283,525

We have no material commitments for purchases of property, plant and equipment and we expect that for 2007, such expenditures will approximate $20,000,000 to $30,000,000.

As part of the acquisition of Infergen from InterMune in December 2005, we agreed to pay InterMune up to an additional $22,585,000, $20,000,000 of which is dependent on reaching certain milestones. We paid InterMune $2,585,000 as a non-contingent payment in January 2007. Additionally, as part of the acquisition transaction we assumed a contract for the transfer of the manufacturing process for Infergen from one third party supplier to another. Under the contract we are obligated to pay the new third party supplier up to $11,700,000 upon the attainment of separate milestones tied to the manufacturing process transfer. In 2006 we charged $5,200,000 to cost of sales for payments to this supplier for the achievement of milestones and we anticipate paying an additional $5,200,000 in 2007.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our table contained in the “Contractual Obligations” section above. Our 3% and 4% Notes include conversion features that are considered as off-balance sheet arrangements under SEC requirements.

Products in Development

We expect our research and development expenses to decrease in 2007 in comparison to 2006 as a result of the sale of certain discovery and pre-clinical assets undertaken as part of our restructuring program. A large percentage of our research and development expenses will support the continuing product development programs for the late-stage development projects of taribavirin and retigabine. We expect that for 2007, we will spend approximately $70,000,000 on external research and development costs related to our external product development programs.

Late Stage Development of New Chemical Entities

Taribavirin:  Taribavirin (formerly referred to as Viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing taribavirin in oral form for the treatment of hepatitis C.

Preclinical studies indicated that taribavirin, a liver-targeting analog of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In an animal model of acute hepatitis, taribavirin showed biologic activity similar to ribavirin. The liver-targeting properties of taribavirin were also confirmed in two animal models. Short-term toxicology studies showed that taribavirin may be safer than ribavirin at the same dosage levels. This data suggested that taribavirin, as a liver-targeting analog of ribavirin, could potentially be as effective and have a lower incidence of anemia than ribavirin.

In 2006, we reported the results of two pivotal Phase 3 trials for taribavirin. The VISER (Viramidine Safety and Efficacy Versus Ribavirin) trials included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response, SVR). The results of the VISER trials met the safety endpoint but did not meet the efficacy endpoint.

The studies demonstrated that 38-40 percent of patients treated with taribavirin achieved SVR and that the drug has a clear safety advantage over ribavirin, but that it was not comparable to ribavirin in efficacy at the doses studied. We believe that the results of the studies were significantly impacted by the dosing methodology which employed a fixed dose of taribavirin for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results leads us to believe that the dosage of taribavirin, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. Additionally we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives.

Based on our analysis, we initiated a Phase 2b study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon. A ribavirin control arm also is included in the study. The primary endpoint for the study will be the week 12 analysis though a preliminary review will also be conducted at week 4. If the results of the 12-week analysis are positive, we plan to select a dose and initiate a large Phase 3 study.

If we initiate a Phase 3 study, we may seek a partner to share the investment and risk of this larger development program.

The timeline and path to regulatory approval remains uncertain at this time. The completion of another Phase 3 trial would add significantly to the drug’s development cost and the time it takes to complete development, whether or not we are able to secure a development partner, thereby delaying the commercial launch of taribavirin and possibly weakening its position in relation to competing treatments. Our external research and development expenses for taribavirin were $16,133,000 for the year ended December 31, 2006, compared with $36,474,000 for 2005.

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

Following a Special Protocol Assessment by the FDA two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) is being conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) is being conducted at 60 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. Both RESTORE1 and RESTORE2 are approximately two-thirds enrolled. The enrollment period in epilepsy studies can be lengthy, frequently requiring twelve to eighteen months to complete.

A number of standard supportive Phase 1 trials necessary for successful registration of retigabine will start in 2007. Additionally in 2007 we intend to initiate development of a sustained release formulation of retigabine and open an IND so that we can conduct a study evaluating the potential of retigabine to treat patients with neuropathic pain.

Assuming successful completion of the Phase 3 trials and approval by the FDA, we expect to launch retigabine in 2009. We plan to seek a partner to share the investment and risk in the development of retigabine. For the twelve months ended December 31, 2006, external research and development expenses for retigabine were $27,391,000, compared with $8,864,000 for 2005.

Pradefovir:  Pradefovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We had been engaged in the development of this compound into an oral once-a-day monotherapy for patients with chronic hepatitis B infection. The active molecule in this compound exhibits anti-hepatitis B activity against both the wild type and lamivudine drug-resistant hepatitis B. We have completed Phase 1 and Phase 2 clinical trials of pradefovir.

On December 13, 2006, we announced the signing of definitive agreements for the assignment and license of development and commercial rights to pradefovir to Schering-Plough. The transaction closed on January 9, 2007. Under the terms of the agreements, Schering-Plough made an upfront cash payment of $19,200,000 to Valeant and $1,800,000 to Metabasis and will pay up to an additional $90,000,000 in aggregate cash fees to Valeant and Metabasis upon the achievement of certain development and regulatory milestones. Approximately $65,000,000 of the additional fees would be paid to Valeant and $25,000,000 to Metabasis. The amount to be paid to Metabasis includes the remaining $16,000,000 in milestone payments that could have been realized by Metabasis under the previous agreement between Metabasis and Valeant. Schering-Plough also will pay royalties to Valeant and Metabasis in the event pradefovir is commercialized.

For the twelve months ended December 31, 2006, external research and development expenses for pradefovir were $3,981,000, compared with $8,103,000 for 2005.

Other Development Activities

Infergen:  On December 30, 2005, we completed the acquisition of the United States and Canadian rights to the hepatitis C drug Infergen (interferon alfacon-1) from InterMune. Infergen, or consensus interferon, is a bio-optimized, selective and highly potent type 1 interferon alpha originally developed by Amgen and launched in the United States in 1997. It is indicated as monotherapy for the treatment of adult patients suffering from chronic hepatitis C viral infections with compensated liver disease who have not responded to other treatments or have relapsed after such treatment. Infergen is the only interferon with data in the label regarding use in patients following relapse or non-response to certain previous treatments.

In connection with this transaction, we acquired patent rights and rights to a clinical trial underway to expand the labeled indications of Infergen. In the DIRECT trial (IHRC-001) which started in the second quarter of 2004, 514 patients were enrolled. Of these 514 patients, 343 were assigned to the two treatment arms whereas 171 were assigned to the no-treatment group. In the later case, when these patients reached week 24, they were allowed to enter IRHC-002, the same trial design as IRHC-001 except it omits the no-treatment arm. As of December 31, 2006, 22 patients remained in IRHC-001. We reported 24-week and 48-week data from the trial at a scientific meeting in October 2006. The percent of patients who were virus negative at end-of-treatment (treatment week 48) for the Infergen 9 mcg and 15 mcg groups were 16 percent and 19 percent, respectively (TMA Assay). Response rates at end-of-treatment using the bDNA assay were 22 percent and 25 percent for the Infergen 9 mcg and 15 mcg groups, respectively.

The second DIRECT trial (IHRC-002) has enrolled 144 patients of the possible 171 and is still ongoing. As of December 31, 2006, 32 patients remained in this trial. Both of the DIRECT trials are reviewed on a regular basis by an independent Data Monitoring Committee to monitor the safety of each trial. Post-treatment follow-up for the DIRECT trials are expected to be completed (i.e., last patient visit) in the first and third quarters of 2007, respectively. We expect to report and publish the results from these studies sometime in late 2007.

In the first quarter of 2007, we plan to initiate a Phase 4 study to evaluate the use of Infergen 15 mcg/day plus ribavirin (1.0-1.2 g/day) in patients who did not have an optimal response at 12 weeks of treatment with pegylated interferon and ribavirin. The multi-center, randomized U.S. study will enroll patients who received initial treatment with pegylated interferon and ribavirin and achieve a >2log 10 decline in HCV RNA at week 12 but still have detectable virus (“partial responders”). The patients will be immediately randomized to receive Infergen 15 mcg/day plus ribavirin (1.0-1.2 g/day) for 36 or 48 weeks or continue on their pegylated interferon and ribavirin regimen for an additional 36 weeks of therapy. All treatment groups will have a 24-week follow up period to measure sustained virologic response.

For the year ended December 31, 2006, external research and development expenses for Infergen were $4,176,000; we did not incur research and development expenses for Infergen in 2005.

Zelapar:  Zelapar was approved by the FDA on June 14, 2006 as an adjunct treatment in the management of patients with Parkinson’s disease being treated with levodopa/carbidopa. Zelapar is the first Parkinson’s disease treatment to use the patented Zydis® fast-dissolving technology, which allows the tablets to dissolve within seconds in the mouth and deliver more active drug at a lower dose. We launched Zelapar in the U.S. market in July 2006.

Cesamet:  Cesamet (nabilone), a synthetic cannabinoid, was approved by the FDA on May 15, 2006 for the treatment of cancer chemotherapy-induced nausea and vomiting (CINV) in patients who have failed to respond adequately to conventional antiemetic treatments. We also market the product in Canada for CINV. In recent years, there has been increasing scientific and clinical evidence regarding the efficacy of cannabinoids in different types of pain, including chronic neuropathic pain. Certain chemotherapy regimens result in neuropathic pain, with more than 90% of patients being affected. We submitted an Investigational New Drug Application to the FDA in January 2007, to evaluate Cesamet in the treatment of chronic neuropathic pain associated with cancer chemotherapy. We will start this development program in 2007.

Foreign Operations

Approximately 70% and 75% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2006 and 2005, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad. See Item 1A. Risk Factors.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (“FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123R using the modified prospective basis effective January 1, 2006. Our adoption of FAS 123R resulted in compensation expense of $21,038,000 for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Future stock compensation expense for restricted stock and stock option incentive awards outstanding at December 31, 2006 is as follows:

2007	$13,461
2008	6,166
2009 and thereafter	3,226

$22,853

SFAS No. 155.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 became effective for Valeant as of January 1, 2007. The adoption of this standard did not have a material impact on our financial statements.

FIN 48.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

FIN 48 became effective for Valeant as of January 1, 2007. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. Valeant has not fully completed the process of evaluating the impact of adopting FIN 48.

EITF 06-3.  In June 2006, the FASB ratified the Emerging Issues Task Force’s Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). EITF 06-3 provides guidance on disclosing the accounting policy for the income statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, EITF 06-3 requires disclosure of any such taxes that are reported on a gross basis as well as the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF 06-3 will be effective for Valeant as of January 1, 2007. Valeant presents sales taxes on a net basis. The adoption of this standard did not have any significant impact on Valeant.

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for Valeant as of January 1, 2008 and we are currently assessing the impact that SFAS No. 157 may have on our financial statements.

SFAS No. 158.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which became effective for Valeant as of December 31, 2006. SFAS No. 158 requires companies to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or liability on the balance sheet. Valeant does not have defined benefit postretirement plans for its U.S. operations but does maintain such plans for certain of its foreign operations. SFAS No. 158 also prescribes that, by December 31, 2008, the measurement date of a plan to be the date of its year-end balance sheet, which is the measurement date Valeant already uses for most its plans. The impact of adopting FAS 158 resulted in an increase in pension related assets and an increase in other comprehensive income of approximately $7,813,000. In addition, we have disclosed additional information about certain effects on net periodic benefit cost for the next fiscal year.

SFAS 159.  In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS 159) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. We have not yet determined if we will elect to apply the options presented in SFAS 159, the earliest effective date that we can make such an election is January 1, 2008.

EITF Issue 07-B.  The Emerging Issues Task Force has added an item to its 2007 agenda entitled “Accounting for Convertible Instruments That Require or Permit Partial Cash Settlement upon Conversion”. This issue involves reconsideration of the conclusions reached in EITF Issues 90-19 “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion”, EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF 03-07 “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock”. We accounted for the issuance of our Convertible Subordinated Notes in accordance with these EITF conclusions (see Notes 6 and 9). Changes in the EITF’s previous conclusions on these issues could effect the calculations of interest expense and diluted earnings per share related to debt issues such as our Convertible

Subordinated Notes. At this time it is unclear what effect, if any, the Emerging Issues Task Force actions will have on our financial statements.

SAB No. 108.  In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for Valeant as of January 1, 2007. The adoption of this standard is not expected to have a material impact on Valeant.

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

In the United States we record provisions for Medicaid, Medicare and contract rebates based upon our actual experience ratio of rebates paid and actual prescriptions written during prior quarters. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly and adjusted if necessary to ensure that the historical trends are as current as practicable. We adjust the ratio to better match our current experience or our expected future experience, as appropriate. In developing this ratio, we consider current contract terms, such as changes in formulary status and discount rates. If our ratio is not indicative of future experience, our results could be materially affected.

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

Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 5% of product sales. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid and contract rebates are most at-risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement. This interval can range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.

We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs.

We use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. For the years ended December 31, 2006 and 2005, the provision for sales returns was less than 3% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

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

The Internal Revenue Service has completed an examination of our tax returns for the years 1997 through 2001 and has proposed adjustments to our tax liabilities for those years plus associated interest and penalties. While we have written a formal protest in response to the proposed adjustments, we have recorded an additional tax provision of $27,400,000 should we not prevail in our position. The provision consists of $62,300,000 as the estimated additional taxes, interest and penalties associated with the period 1997 to 2001. This amount is offset by $34,900,000 that would reduce net operating loss and other carryforwards resulting in no net expense or cash payment. While we have substantial net operating loss and other carryforwards available to offset our U.S. tax liabilities, the additional tax provision we recorded results from annual utilization limitations on those carryforwards that would result if the Internal Revenue Service adjustments are upheld.

We assess whether it is more likely than not that we will realize the tax benefits associated with our deferred tax assets and establish a valuation allowance for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If we revise these forecasts or determine that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made. We increased the valuation allowance significantly in 2006, 2005 and 2004 to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits.

Impairment of Property, Plant and Equipment

We evaluate the carrying value of property, plant and equipment when conditions indicate a potential impairment. We determine whether there has been impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the asset impairment, if any, is then determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, independent appraisals or preliminary offers from prospective buyers.

Valuation of Intangible Assets

We periodically review intangible assets for impairment using an undiscounted net cash flows approach. We determine whether there has been impairment by comparing the anticipated undiscounted future operating cash flows of the products associated with the intangible asset with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the asset impairment, if any, will be determined by comparing the value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis.

We use a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset.

The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory factors.

Purchase Price Allocation Including Acquired In-Process Research and Development

The purchase price for the Xcel, Infergen, Amarin and Ribapharm acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

We value IPR&D acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amounts expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair values were based on our use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rates that will apply to the expected cash flows. These cash flows were then discounted to a present value using discount rates between 15% and 20%. The discount rates represent our weighted average cost of capital for each of the acquisitions. In addition, solely for the purposes of estimating the fair value of IPR&D projects acquired, we estimated that future clinical development costs would be incurred in the amount of

$50,000,000 for retigabine (acquired from Xcel) and $25,000,000 for Infergen. See Note 3 of notes to consolidated financial statements for a discussion of acquisitions.

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

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 15 of notes to consolidated financial statements for a discussion of contingencies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Polish Zloty, the Mexican Peso, the Swiss Franc and the Canadian Dollar. In 2004, and in 2006 we entered into foreign currency hedge transactions to reduce our exposure to variability in the Euro which is the currency for the majority of our royalty revenues. In May and July 2005, and again in December 2006 we entered hedge transactions to reduce our net investment exposure to the Polish Zloty.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At December 31, 2006 the fair value of our financial instruments was (in thousands):

	Derivatives and Hedging Activity
	December 31, 2006		December 31, 2005
		Gain/(Loss)		Gain/(Loss)
		Amount Held in		Amount Held in
	Notional	OCI or	Notional	OCI or
Description	Amount	Recognized	Amount	Recognized
	(In thousands)

Foreign Currency Forward Contracts —
Cash flow Hedges	$10,479	$(133)	$0	$0
Foreign Currency Forward Contracts —
Balance Sheet Hedges	$74,205	$963	$45,376	$(1,667)
Interest Rate Swap	$150,000	$(4,318)	$150,000	$(4,308)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At December 31, 2006 we had $7,800,000 of foreign denominated variable rate debt that would subject us to both interest rate and currency risks. In 2004 we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of our 7.0% Senior Notes. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2006 pretax earnings. In addition, we had $780,000,000 of fixed rate debt as of December 31, 2006 that requires U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data

Following is a summary of quarterly financial data for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

2006
Revenues	$199,492	$230,391	$219,974	$257,381
Gross profit on product sales (excluding amortization)	122,800	142,997	138,701	164,518
Income (loss) from continuing operations(a)(b)	(5,759)	(42,321)	6,161	(22,141)
Income (loss) from discontinued operations, net	(212)	(197)	7,546	357
Net income (loss)	(5,971)	(42,518)	13,707	(21,784)
Basic earnings (loss) per share from continuing operations	(0.06)	(0.46)	0.07	(0.23)
Discontinued operations, net of tax	—	—	0.08	—
Basic earnings (loss) per share — net income (loss)	(0.06)	(0.46)	0.15	(0.23)
Diluted earnings (loss) per share from continuing operations	(0.06)	(0.46)	0.06	(0.23)
Discontinued operations, net of tax	—	—	0.08	—
Diluted earnings (loss) per share — net income (loss)	$(0.06)	$(0.46)	$0.14	$(0.23)

2005
Revenues	$181,117	$205,148	$205,395	$232,226
Gross profit on product sales (excluding amortization)	112,999	127,939	128,805	140,139
Income (loss) from continuing operations(c)(d)	(138,255)	1,063	(3,808)	(44,777)
Income (loss) from discontinued operations, net	(1,503)	(1,988)	1,123	1
Net income (loss)	(139,758)	(925)	(2,685)	(44,776)
Basic earnings (loss) per share from continuing operations	(1.55)	0.01	(0.04)	(0.48)
Discontinued operations, net of tax	(0.02)	(0.02)	0.01	—
Basic earnings (loss) per share — net income (loss)	(1.57)	(0.01)	(0.03)	(0.48)
Diluted earnings (loss) per share from continuing operations	(1.55)	0.01	(0.04)	(0.48)
Discontinued operations, net of tax	(0.02)	(0.02)	0.01	—
Diluted earnings (loss) per share — net income (loss)	$(1.57)	$(0.01)	$(0.03)	$(0.48)

(a)	In the first quarter of 2006, we recorded a gain on litigation settlement from litigation with the Republic of Serbia of $34,000,000 relating to the ownership and operations of a joint venture we formerly participated in known as Galenika. In the third quarter of 2006, we recorded a gain on litigation settlement from litigation with the former Chief Executive Officer, Milan Panic of $17,550,000 relating to Ribapharm bonuses.

(b)	In the first, second, third and fourth quarters of 2006, we incurred expenses of $26,466,000, $53,082,000, $17,139,000 and $41,494,000 respectively relating to a restructuring program undertaken to reduce costs and accelerate earnings growth, focused on our research and development and manufacturing operations, but also reducing selling, general and administrative expenses. The expense included employee severance costs (259 employees), abandoned software and other capital assets, asset impairment charges relating to writing down fixed assets at two manufacturing facilities and our former headquarters facility to fair value and contract cancellation and other cash charges.

(c)	In the first quarter of 2005, we recorded $21,450,000 as the estimated expense associated with the Internal Revenue Service examination of the U.S. tax returns for 1997 through 2001, net of $11,122,000 for reversal of foreign valuation allowances. In the third quarter of 2005 we recorded $3,984,000 of tax expense associated with the repatriation of foreign earnings to the United States. In the fourth quarter of 2005 we recorded an additional $542,000 of tax expense associated with the repatriation.

(d)	In March 2005, we acquired Xcel for $280,000,000. In December 2005 we acquired the U.S. and Canadian rights to Infergen for $120,000,000. In connection with these acquisitions, we expensed $126,399,000 in the first quarter of 2005 and $47,200,000 in the fourth quarter of 2005, respectively. These expensed amounts represent costs associated with acquired in-process research and development on projects that, as of the acquisition dates, had not yet reached technological feasibility and had no alternative future use.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

December 31, 2006

The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Valeant Pharmaceuticals International:

We have completed integrated audits of Valeant Pharmaceuticals International’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audits. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/  PricewaterhouseCoopers LLP

Orange County, California
March 1, 2007

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
December 31,

	2006	2005
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$326,002	$224,856
Marketable securities	9,743	10,210
Accounts receivable, net	227,452	187,987
Inventories, net	142,679	136,034
Assets held for sale	49,104	—
Prepaid expenses and other current assets	26,995	40,354

Total current assets	781,975	599,441
Property, plant and equipment, net	94,279	230,126
Deferred tax assets, net	21,514	25,342
Goodwill	80,162	79,486
Intangible assets, net	474,315	536,319
Other assets	52,966	43,176
Assets of discontinued operations	226	127

Total non-current assets	723,462	914,576

	$1,505,437	$1,514,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$60,621	$55,279
Accrued liabilities	142,532	140,839
Notes payable and current portion of long-term debt	9,237	495
Income taxes	39,818	47,324

Total current liabilities	252,208	243,937
Long-term debt, less current portion	778,196	788,439
Deferred tax liabilities, net	3,255	8,208
Other liabilities	18,182	16,371
Liabilities of discontinued operations	18,343	23,118

Total non-current liabilities	817,976	836,136

Total liabilities	1,070,184	1,080,073

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 94,416 (December 31, 2006) and 92,760 (December 31, 2005) shares outstanding (after deducting shares in treasury of 1,094 as of December 31, 2006 and December 31, 2005)	945	928
Additional capital	1,263,317	1,224,907
Accumulated deficit	(848,467)	(770,350)
Accumulated other comprehensive income (loss)	19,458	(21,541)

Total stockholders’ equity	435,253	433,944

	$1,505,437	$1,514,017

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2006	2005	2004
		(In thousands)

Revenues:
Product sales	$825,996	$732,240	$607,824
Ribavirin royalties	81,242	91,646	76,427

Total revenues	907,238	823,886	684,251

Costs and expenses:
Cost of goods sold (excluding amortization)	256,980	222,358	200,543
Selling expenses	264,834	232,316	196,642
General and administrative expenses	117,172	108,252	99,443
Research and development costs	109,618	114,100	92,858
Acquired in-process research and development	—	173,599	11,770
Gain on litigation settlements	(51,550)	—	—
Restructuring charges and asset impairments	138,181	1,253	19,344
Amortization expense	71,876	68,832	59,303

Total costs and expenses	907,111	920,710	679,903

Income (loss) from operations	127	(96,824)	4,348
Other income (loss), net, including translation and exchange	1,152	(6,358)	141
Loss on early extinguishment of debt	—	—	(19,892)
Interest income	12,610	13,169	12,432
Interest expense	(43,726)	(40,326)	(49,265)

Income (loss) from continuing operations before income taxes and minority interest	(29,837)	(130,339)	(52,236)
Provision (benefit) for income taxes	34,219	55,151	68,640
Minority interest, net	3	287	233

Income (loss) from continuing operations	(64,059)	(185,777)	(121,109)
Income (loss) from discontinued operations	7,494	(2,366)	(33,544)

Net loss	$(56,565)	$(188,143)	$(154,653)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.69)	$(2.03)	$(1.44)
Income (loss) from discontinued operations	0.08	(0.02)	(0.40)

Basic and diluted income (loss) per share:	$(0.61)	$(2.05)	$(1.84)

Shares used in per share computations	93,251	91,696	83,887

Dividends paid per share of common stock	$0.24	$0.31	$0.31

Dividends declared per share of common stock	$0.24	$0.23	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005, and 2004

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
			(In thousands)

Balance at December 31, 2003	83,185	$832	$996,372	$(380,044)	$(33,860)	$583,300
Comprehensive income:
Net loss	—	—	—	(154,653)	—	(154,653)
Foreign currency translation adjustments	—	—	—	—	43,343	43,343
Unrealized loss on marketable equity securities and other	—	—	—	—	(4,772)	(4,772)

Total comprehensive loss						(116,082)
Exercise of stock options	839	8	10,611	—	—	10,619
Employee stock purchase plan	195	2	2,871	—	—	2,873
Tax effect on stock options exercised, net	—	—	11,772	—	—	11,772
Stock option compensation expense	—	—	1,078	—	—	1,078
Stock compensation	—	—	2,072	—	—	2,072
Dividends	—	—	—	(26,025)	—	(26,025)

Balance at December 31, 2004	84,219	842	1,024,776	(560,722)	4,711	469,607
Comprehensive income:
Net loss	—	—	—	(188,143)	—	(188,143)
Foreign currency translation adjustments	—	—	—	.	(30,633)	(30,633)
Unrealized gain on marketable equity securities and other	—	—	—	—	4,381	4,381

Total comprehensive loss						(214,395)
Exercise of stock options	161	2	2,146	—	—	2,148
Employee stock purchase plan	100	1	1,643	—	—	1,644
Common Stock Offering	8,280	83	188,947	—	—	189,030
Stock option compensation expense		—	1,192	—	—	1,192
Stock compensation	—	—	2,139	—	—	2,139
Tax effect on stock options exercised, net		—	4,064	—	—	4,064
Dividends	—	—	—	(21,485)	—	(21,485)

Balance at December 31, 2005	92,760	928	1,224,907	(770,350)	(21,541)	433,944
Comprehensive income:
Net loss	—	—	—	(56,565)	—	(56,565)
Foreign currency translation adjustments	—	—	—	—	40,143	40,143
Unrealized loss on marketable equity securities and other	—	—	—	—	(6,957)	(6,957)

Total comprehensive loss						(23,379)
Net effect of adopting new accounting standard for pensions	—	—	—	—	7,813	7,813
Exercise of stock options	1,592	16	16,435	—	—	16,451
Employee stock purchase plan	64	1	937	—	—	938
Stock compensation expense	—	—	21,038	—	—	21,038
Dividends	—	—	—	(21,552)	—	(21,552)

Balance at December 31, 2006	94,416	$945	$1,263,317	$(848,467)	$19,458	$435,253

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net Loss	$(56,565)	$(188,143)	$(154,653)
Income (loss) from discontinued operations	7,494	(2,366)	(33,544)

Loss from continuing operations	(64,059)	(185,777)	(121,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,346	97,351	87,138
Provision for losses on accounts receivable and inventory	14,071	10,744	6,371
Stock compensation expense	21,038	3,331	3,150
Translation and exchange (gains) losses, net	(1,152)	6,358	(141)
Impairment charges and other non-cash items	122,171	2,682	19,344
Acquired in-process research and development	—	173,599	11,770
Deferred income taxes	2,625	(34,204)	24,872
Minority interest	3	287	233
Loss on early extinguishment of debt	—	—	19,892
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,786)	(14,774)	(3,303)
Inventories	(11,030)	(30,141)	(16,293)
Prepaid expenses and other assets	(861)	(3,545)	1,294
Trade payables and accrued liabilities	(4,329)	7,838	4,042
Income taxes payable	(11,820)	27,559	4,462
Other liabilities	(117)	3,807	(5,704)

Cash flow from operating activities in continuing operations	127,100	65,115	36,018
Cash flow from operating activities in discontinued operations	(2,039)	(657)	(18,100)

Net cash provided by operating activities	125,061	64,458	17,918

Cash flows from investing activities:
Capital expenditures	(42,142)	(45,525)	(26,613)
Proceeds from sale of assets	10,022	7,252	12,088
Proceeds from investments	27,913	533,307	1,173,251
Purchase of investments	(26,500)	(305,300)	(947,371)
Acquisition of businesses, license rights and product lines	(4,568)	(413,621)	(76,284)

Cash flow from investing activities in continuing operations	(35,275)	(223,887)	135,071
Cash flow from investing activities in discontinued operations	3,122	5,537	4,137

Net cash provided by (used in) investing activities	(32,153)	(218,350)	139,208

Cash flows from financing activities:
Payments on long-term debt and notes payable	(6,662)	(1,114)	(342,157)
Proceeds capitalized lease financing and long term debt	4,015	802	—
Proceeds from sales of stock	17,389	192,822	13,492
Dividends paid	(21,552)	(27,966)	(25,884)

Net cash provided by (used in) financing activities	(6,810)	164,544	(354,549)

Effect of exchange rate changes on cash and cash equivalents	15,204	(8,468)	9,210

Net increase (decrease) in cash and cash equivalents	101,302	2,184	(188,213)
Cash and cash equivalents at beginning of period	224,903	222,719	410,932

Cash and cash equivalents at end of period	326,205	224,903	222,719
Cash and cash equivalents classified as part of discontinued operations	(203)	(47)	(129)

Cash and cash equivalents of continuing operations	$326,002	$224,856	$222,590

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Organization and Summary of Significant Accounting Policies

In these financial statements and this annual report, “we”, “us” and “our” refers to Valeant Pharmaceuticals International (“Valeant”) and its subsidiaries.

Organization:  We are a global, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).

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

Cash and Cash Equivalents:  Cash equivalents include repurchase agreements, certificates of deposit, money market funds and municipal debt securities which, at the time of purchase, have maturities of three months or less. For purposes of the consolidated statements of cash flows, we consider highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these investments. At December 31, 2006 and 2005, cash equivalents totaled $194,720,000 and $93,142,000, respectively.

Marketable Securities:  We invest in investment grade securities and classify these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of December 31, 2006, the fair market value of these securities approximates cost.

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

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. We primarily use the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings are depreciated up to 40 years, machinery and equipment are depreciated from 3-11 years, furniture and fixtures from 5-10 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. We follow the policy of capitalizing expenditures that materially increase the lives of the related assets and charge maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. From time to time, if there is an indication of possible asset impairment, we evaluate the carrying value of property, plant and equipment. We determine if there has been asset impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the asset impairment, if any, is determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, appraisals or preliminary offers from prospective buyers. In the years ended December 31, 2006, 2005 and 2004, we recorded asset impairment charges of $97,344,000, $2,322,000 and $18,000,000 respectively, on certain of our fixed assets. See Note 2.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired In-Process Research and Development:  We charge the costs associated with acquired in-process research and development (“IPR&D”) to expense. These amounts represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The estimation of fair value requires significant judgment. Differences in those judgments would have the impact of changing our allocation of purchase price to goodwill, which is an intangible asset that is not amortized. We incurred significant IPR&D expenses related to the acquisitions of Xcel and Infergen in 2005 and Amarin in 2004.

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

Goodwill and Intangible Assets:  Our intangible assets comprise product marketing rights, related patents and trademarks for pharmaceutical products, and rights under the ribavirin license agreements. The product rights primarily relate to either 1) mature pharmaceutical products without patent protection, or 2) patented products. The mature products display a stable and consistent revenue stream over a relatively long period of time. The patented products generally have steady growth rates up until the point of patent expiration when revenues decline due to the introduction of generic competition. We amortize the mature products using the straight-line method over the estimated remaining life of the product (ranging from 5-19 years for current products) where the pattern of revenues is generally flat over the remaining life. We amortize patented products using the straight-line method over the remaining life of the patent because the revenues are generally growing until patent expiration.

We amortize the license rights for ribavirin on an accelerated basis because of the significant decline in royalties which started in 2003 upon the expiration of a U.S. patent; amortization is scheduled to be completed in 2008.

Intangible assets are tested for impairment when possible indicators of impairment are identified. We recorded asset impairment charges for intangible assets of $1,075,000, $7,417,000 and $4,797,000 in 2006, 2005, and 2004 respectively. The charge in 2006 relates to two products in Spain. The charge in 2005 primarily relates to products sold in the United Kingdom, Germany and Spain which experienced revenue declines in recent years. The charge in 2004 primarily related to products sold in Italy for which the patent life was reduced by a decree by the Italian government. We evaluate intangible assets by comparing the carrying value of each intangible asset to the related undiscounted future cash flows. If the carrying value exceeds the undiscounted cash flows, the amount of the asset impairment is determined by comparing the carrying value to its fair value, as determined using discounted cash flows analysis.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the United States, we record provisions for Medicaid, Medicare and contract rebates based upon our actual experience ratio of rebates paid and actual prescriptions during prior quarters. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly and compared to industry data and claims made by states and other contract organizations to ensure that the historical trends are representative of current experience and that our accruals are adequate.

Our reserve for rebates, product returns and allowances is included in accrued liabilities and was $47,370,000 and $37,848,000 at December 31, 2006 and 2005, respectively.

We earn ribavirin royalties as a result of our license of product rights and technologies to Schering-Plough and Roche. Ribavirin royalties are earned at the time the products subject to the royalty are sold by Schering-Plough and Roche. We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements.

Foreign Currency Translation:  The assets and liabilities of our foreign operations are translated at end of period exchange rates. Revenues and expenses are translated at the weighted average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into United States Dollars are accumulated as a separate component of stockholders’ equity.

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

Comprehensive Income:  We have adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Accumulated comprehensive income (loss) consists of accumulated foreign currency adjustments — $26,230,000, unrealized losses on marketable equity securities — ($1,286,000), net pension liabilities — $1,586,000 and changes in the value of certain derivative financial instruments designated and effective as hedges — ($7,072,000).

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

Stock-Based Compensation:  We adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”) on January 1, 2006. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires companies to recognize compensation expense for the fair value of all share based incentive programs including employee stock options and our employee stock purchase plan. We adopted SFAS 123R on the modified prospective basis prescribed therein and have not restated prior period financial statements for this new accounting method.

Prior to the adoption of SFAS 123R in 2006, we followed APB 25 to account for employee stock options. Under APB 25, compensation expense was recognized in the amount of the intrinsic value of the option on the date of grant over the vesting period of the option. Intrinsic value is the amount that the exercise price of a stock option is less than the market price of the underlying stock. Prior to the adoption of SFAS 123R we also applied the disclosure provisions of SFAS 123 which illustrate, on a pro forma basis, the effect on our reported earnings as if we recorded stock compensation expense based on the fair value of stock options.

In order to estimate the fair value of stock options under the provisions of SFAS 123 and SFAS 123R we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which, unlike employee stock options, have no vesting restrictions and are fully transferable. Option valuation models such as Black-Scholes require the input of subjective assumptions which can vary over time. Additional information about our stock incentive programs and the assumptions used in determining the fair value of stock options are contained in Note 14.

Stock compensation expense was $21,038,000, $3,331,000 and $3,150,000 in 2006, 2005 and 2004, respectively.

The following pro forma net loss and loss per share were determined as if we had accounted for employee stock options and stock issued under our employee stock plans under the fair value method prescribed by SFAS 123 in 2005 and 2004. Since we have recorded valuation allowances for U.S. tax benefits, no tax benefits have been attributed to the additional compensation expense.

	2005	2004
	(In thousands, except per share amounts)

Net loss as reported	$(188,143)	$(154,653)
Stock compensation expense recorded at intrinsic value for stock incentive plans	3,331	3,150
Stock compensation expense determined under fair value based method for stock incentive plans	(19,642)	(15,068)

Pro forma net loss	$(204,454)	$(166,571)

Net loss per share:
Basic and diluted — as reported	$(2.05)	$(1.84)

Basic and diluted — pro forma	$(2.23)	$(1.99)

Recent Accounting Pronouncements

SFAS No. 155.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 became

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for Valeant as of January 1, 2007. The adoption of this standard did not have a material impact on our financial statements.

FIN 48.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

FIN 48 became effective for Valeant as of January 1, 2007. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. Valeant has not fully completed the process of evaluating the impact of adopting FIN 48.

EITF 06-3.  In June 2006, the FASB ratified the Emerging Issues Task Force’s Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). EITF 06-3 provides guidance on disclosing the accounting policy for the income statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, EITF 06-3 requires disclosure of any such taxes that are reported on a gross basis as well as the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF 06-3 will be effective for Valeant as of January 1, 2007. Valeant presents revenue net of sales taxes. The adoption of this standard did not have any significant impact on Valeant.

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for Valeant as of January 1, 2008 and we are currently assessing the impact that SFAS No. 157 may have on our financial statements.

SFAS No. 158.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which became effective for Valeant as of December 31, 2006. SFAS No. 158 requires companies to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or liability on the balance sheet. Valeant does not have defined benefit postretirement plans for its U.S. operations but does maintain such plans for certain of its foreign operations. SFAS No. 158 also prescribes that, by December 31, 2008, the measurement date of a plan be the date of its year-end balance sheet, which is the measurement date Valeant already uses for most its plans. The impact of adopting FAS 158 resulted in an increase in pension related assets and an

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in other comprehensive income of approximately $7,813,000. In addition, we are required to disclose additional information about certain effects on net periodic benefit cost for the next fiscal year.

SFAS 159.  In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS 159) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. We have not yet determined if we will elect to apply the options presented in SFAS 159, the earliest effective date that we can make such an election is January 1, 2008.

EITF Issue 07-B.  The Emerging Issues Task Force has added an item to its 2007 agenda entitled “Accounting for Convertible Instruments That Require or Permit Partial Cash Settlement upon Conversion”. This issue involves reconsideration of the conclusions reached in EITF Issues 90-19 “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion”, EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF 03-07 “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock”. We accounted for the issuance of our Convertible Subordinated Notes in accordance with these EITF conclusions (see Notes 6 and 9). Changes in the EITF’s previous conclusions on these issues could affect the calculations of interest expense and diluted earnings per share related to debt issues such as our Convertible Subordinated Notes. At this time it is unclear what effect, if any, the Emerging Issues Task Force actions will have on our financial statements.

SAB No. 108.  In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 became effective for Valeant as of January 1, 2007. The adoption of this standard is not expected to have a material impact on Valeant.

2.	Restructuring

2006 Activities:

In 2006, we announced a restructuring program to reduce costs and accelerate earnings growth.

The program is primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it relates to research and development activities is to focus our efforts and expenditures on two late stage development projects: taribavirin, a potential treatment for hepatitis C, and retigabine, a potential treatment for partial onset seizures in patients with epilepsy. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. We announced that we intended to sell rights to, out-license, or secure partners to share the costs of our major clinical projects and discovery programs. On January 9, 2007, we licensed the development and commercialization rights to the hepatitis B compound pradefovir to Schering-Plough. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals) (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. We continue to pursue partnering opportunities for taribavirin and retigabine to share the costs of development, and look to license in additional compounds in clinical development to diversify our opportunities and the inherent risks associated with product development.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations and further reduce our excess capacity. Under our global manufacturing strategy, we also seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing and by other actions to improve efficiencies. We have undertaken major process improvement initiatives and the deployment of lean six sigma process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution. The restructuring program includes the sale of manufacturing plants in Humacao, Puerto Rico and in Basel, Switzerland. We have entered into a letter of intent to sell these two manufacturing facilities and believe we will sell them in the first half of 2007. We have transferred them to “held for sale” classification in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in December 2006. Recent negotiations for the sale of these facilities have been used to estimate the fair value of the facilities.

The objective of the restructuring program is also to reduce selling, general and administrative expenses primarily through consolidation of our management functions into fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Asia, Africa and Australia, (“AAA”), which were formerly managed as a separate business unit, have been combined with those of other regions. As a result we now have three reportable pharmaceutical segments, which comprise our pharmaceutical operations in:

•	North America, comprising the United States and Canada.

•	International. The Latin America, Asia, and Australasia regions are now described as “International”.

•	Europe, Middle East, and Africa (“EMEA”).

We moved into a new leased headquarters building in Aliso Viejo, California, in December 2006. We have reached agreement for the sale of our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for cash consideration of $38,000,000. We classified this facility as “held for sale” in September 2006 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

In 2006 we incurred an expense of $138,181,000 relating to our restructuring program. Restructuring and asset impairment charges are recorded as a component of costs and expenses in the consolidated statement of income.

Restructuring Charge Details

Year Ended
December 31, 2006
(In thousands)

Employee Severances	$16,997
Contract cancellation and other cash costs	1,662

Subtotal: Cash-related Charges	18,659
Abandoned software and other capital assets	22,178
Impairment of fixed assets	97,344

Subtotal: Non-cash charges	119,522

Total:	$138,181

Severance charges recorded in the year ended December 31, 2006 relate to employees whose positions were eliminated in the restructuring. When completed, we anticipate that approximately 750 employees in total will be impacted by the restructuring, the majority of whom work in the two manufacturing facilities being sold. We have signed a letter of intent for the sale of these two facilities, with the sale expected to close in the first half of 2007. It is intended that the buyer will continue to operate the plant, including the assumption of certain employee obligations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006 severance benefits were accrued for 259 employees within the restructuring program. Severance payments to 67 employees are accounted for under SFAS 112, Employers’ Accounting for Post-employment Benefits with the remaining 192 being accounted for under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

Abandoned software and other capital assets included an expense of $20,453,000, relating to an Enterprise Resource Planning (ERP) project which was discontinued in March 2006. It also includes $632,000 of cash-related charges.

Non-cash asset impairment charges include $37,223,000 related to our manufacturing plant in Humacao, Puerto Rico, $45,624,000 related to a manufacturing plant in Birsfelden, Switzerland, $5,946,000 related to equipment used in our discovery operations and $8,551,000 related to the building in Costa Mesa which previously served as our corporate headquarters and principal research facility.

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash for 2006 follows:

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Year Ended
December 31, 2006

Opening accrual	$—
Charges to earnings	19,291
Cash paid	(14,075)

Closing accrual	$5,216

The restructuring and asset impairment charges for the year ended December 31, 2006 represent charges of $37,223,000, $50,201,000, $242,000, $5,485,000 and $45,030,000 in the North America, EMEA, International, R&D and Corporate reporting segments, respectively.

Pre- 2006 Activities:

During 2003, we approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, and dispose of or close ten of our manufacturing sites (the “Manufacturing Restructuring Plan”). The Manufacturing Restructuring Plan includes a refocus of our international operations to improve profitability and achieve greater operating efficiencies. We have made significant progress towards disposing of certain manufacturing sites and to date have sold eight sites. We reassessed our reserves for impairment in the second quarter of 2004 because we accelerated our plan of disposing of the sites. The impairment analysis resulted in impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded an asset impairment charge of $18,000,000 for the year ended December 31, 2004. In addition to the asset impairment charge, we recorded $1,344,000 in restructuring and asset impairment charges related to severance for the year ended December 31, 2004.

In 2005 we modified the Manufacturing Restructuring Plan to include the disposition of the manufacturing site in China and recorded an asset impairment reserve of $3,602,000 for this facility and one in Poland. Also, in 2005 we sold a plant in the United States, two plants in Argentina and one plant in Mexico and recorded a net gain of $2,349,000 on these sales. In 2006 we completed the sale of a manufacturing facility in Poland and recorded a loss of $635,000 on the sale which is included in restructuring charges in 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

2006 Transactions:

In 2006 we acquired rights to new product lines in Poland and the UK. In Poland we acquired the rights of a number of branded generic products for nominal cash consideration. In the UK we acquired exclusive rights to distribute certain dermatological skin care products from Intendis AG, including Finacea, Skinoren, Scheriproct, and Ultrabase. We also purchased additional rights to Melleril in Latin America and additional rights to Zelapar in Canada and Mexico. Aggregate consideration for these transactions was $4,568,000 in 2006.

2005 Transactions

Infergen:  On December 30, 2005, we acquired the U.S. and Canadian rights to Infergen from InterMune. Infergen is indicated for the treatment of hepatitis C when patients have not responded to other treatments (primarily the combination of pegylated interferon and ribavirin) or have relapsed after such treatment. In connection with this transaction we acquired patent rights and rights to a clinical trial underway to expand applications of Infergen. We also employed InterMune’s marketing and research staffs who were dedicated to the Infergen product and projects. We paid InterMune $120,000,000 in cash at the closing. We have also agreed to pay InterMune up to an additional $22,585,000, $20,000,000 of which is dependent on reaching certain milestones. We paid InterMune $2,585,000 as a non-contingent payment in January 2007. Additionally, as part of the acquisition transaction we assumed a contract for the transfer of the manufacturing process for Infergen from one third party supplier to another. Under the contract we are obligated to pay the new third party supplier up to $11,700,000 upon the attainment of separate milestones tied to the manufacturing process transfer. In 2006 we charged $5,200,000 to cost of sales for payments to this supplier for the achievement of milestones and we anticipate paying an additional $5,200,000 in 2007. Amgen originally developed Infergen and licensed the rights to InterMune.

The components of the purchase price allocation for the Infergen acquisition is as follows (in thousands):

Purchase price:
Cash paid at closing	$120,000
Non-contingent payment made in 2006	2,585
Transaction costs	1,021

$123,606

Allocation:
Tangible assets	$6,771
In-process research and development	47,200
Intangible Product rights	66,000
Goodwill	3,635

$123,606

The allocation of the purchase price includes $47,200,000 of IPR&D, which was expensed in 2005 and $66,000,000 of intangible product rights, which will be amortized over a period of ten years, and $3,635,000 of goodwill which have been allocated to our North American pharmaceutical reporting unit. The amount expensed as IPR&D represents our estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data to determine fair value requires significant judgment. Differences in those judgments would have the impact of changing the allocation of the purchase price to goodwill, which is an intangible asset that is not amortized. The goodwill resulting from the Infergen acquisition will be deductible for tax purposes.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the IPR&D was based on the use of a discounted cash flow model (based on an estimate of future sales and an average gross margin of 80%). For each project, the estimated after-tax cash flows (using a tax rate of 41%) were then probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rate is our estimate of the effective statutory tax rate for an acquisition of similar types of assets. These cash flows were then discounted to a present value using a discount rate of 15% which represents our estimated risk adjusted after tax weighted average cost of capital. We estimated we would incur future research and development costs of approximately $25,000,000 to complete the Infergen IPR&D project.

Melleril and Acurenal:  During the third quarter of 2005 we acquired product rights to Melleril in Brazil from Novartis for consideration of approximately $5,900,000. Additionally, we paid approximately $2,000,000 for product rights to Acurenal in Poland. Sales of these products recorded during 2005 were $3,800,000. Costs of both of these acquisitions were capitalized as intangible product costs.

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

Xcel’s results of operations have been included in our consolidated statement of operations since the date of acquisition. We allocated the purchase price based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. A portion of the purchase price was placed in an escrow account to cover potential claims under the purchase agreement that would arise within one year of the acquisition date. We filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement relating to Medicaid rebates on preacquisition sales and certain third-party claims. As of December 31, 2006, approximately $5,230,000 of the Xcel purchase price was in an escrow fund to pay indemnification claims.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the purchase price allocation for the Xcel acquisition are as follows (in thousands):

Purchase price:
Cash paid	$280,000
Working capital adjustment	7,470
Transaction costs	5,435

$292,905

Allocation:
Xcel tangible assets acquired	$6,980
In-process research and development	126,399
Intangible product rights	103,500
Goodwill	56,026

$292,905

The allocation of the purchase price includes $103,500,000 of intangible product rights, which is being amortized over a period of 10 years, $126,399,000 of IPR&D, which was expensed in 2005, and goodwill of $56,026,000 which was capitalized. Since the Xcel transaction was a stock purchase, neither the IPR&D nor the goodwill are deductible for tax purposes. We have allocated the goodwill to our North American pharmaceutical reporting unit.

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

The pro forma data above includes the charge for the write off of the IPR&D associated with the Xcel and Infergen transactions ($173,599,000) in both years presented.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Transactions

Amarin Pharmaceuticals, Inc.:  On February 25, 2004, we acquired from Amarin Corporation, plc (“Amarin plc”) its U.S.-based subsidiary (“Amarin”) and all of its U.S. product rights (the “Amarin Acquisition”). Under the terms of the transaction, we acquired the rights to Amarin’s product portfolio, which included Permax® and a primary care portfolio with a broad range of indications. We also acquired in the transaction the rights to Zelapar, a late-stage candidate for the treatment of Parkinson’s disease. Amarin had received an approvable letter from the Food and Drug Administration (“FDA”) for Zelapar, subject to the completion of two safety studies. Those studies were completed and we filed the final results in late 2004. We launched Zelapar in 2006, after the FDA approved the product. We paid $38,000,000 in cash at the closing for the Amarin acquisition.

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

Amarin’s results of operations have been included in our consolidated financial statements from the date of acquisition. Allocation of the purchase price for the Amarin Acquisition is based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. The acquired intangible assets are being amortized using an estimated useful life of seven years. Amounts allocated to goodwill are deductible for tax purposes. Pro forma results are not presented as the acquisition did not materially affect our results of operations.

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

$42,210

Tasmar:  On April 22, 2004, we acquired the worldwide rights, excluding the rights in European Union, to Tasmar (tolcapone) from Roche. Tasmar is indicated for the treatment of Parkinson’s disease. Under the terms of the agreement, we paid $13,500,000 in cash, plus future additional royalty amounts. On September 13, 2004, we

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired the European Union rights to Tasmar from Roche for $11,400,000 in cash, plus future royalties. We accounted for the acquisition of Tasmar as intangible product rights.

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

In 2002, we made a strategic decision to divest our Photonics business, Circe unit, Russian Pharmaceuticals segment, biomedicals segment and raw materials businesses and manufacturing facilities in Central Europe. The results of these discontinued businesses have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all periods presented. In 2005 the major assets of these discontinued businesses had been disposed of.

Environmental contamination has been identified in the soil under a facility which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site involves excavation and disposal of the waste at appropriately licensed sites. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities are reviewed and adjusted to reflect additional information that becomes available.

The total environmental reserves for this site were $12,660,000 and $19,023,000 as of December 31, 2006 and December 31, 2005, respectively, and are included in the liabilities of discontinued operations. The environmental reserves were reduced by $5,648,000 in the third quarter of 2006 based upon contractual agreements for remedial work with contractors at costs which are less than the amounts previously accrued for these projects. We expect that the major work on these projects will be completed in 2007. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of December 31, 2006 cannot be reasonably estimated.

In August 2005 we disposed of a raw materials and manufacturing facility in Hungary for cash proceeds of $7,000,000. We recorded a net gain from discontinued operations of $1,780,000 on this disposal. In the fourth quarter of 2006 we received cash proceeds of $1,123,000 for warehouse buildings in Hungary and recorded a gain from discontinued operations of the full amount received on this disposal. We also received $2,000,000 in the third and fourth quarters of 2006 relating to assets receivable balances in respect of our Russian distribution business, which closed in 2003, of which $1,959,000 was recorded as a gain from discontinued operations.

In July 2004, we disposed of one of the raw materials business and manufacturing facility in Central Europe for net cash proceeds of $3,611,000. We recorded a net loss on disposal of discontinued operations of $1,522,000 related to the sale of this business in the year ended December 31, 2004.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized selected financial information of discontinued operations for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Revenue	$—	$9,041	$17,474

Income (loss) before income taxes	$5,090	$(3,889)	$(28,994)
Income tax provision	—	—	—

Income (loss) from discontinued operations, net	5,090	(3,889)	(28,994)

Income (loss) on disposal of discontinued operations	2,404	1,523	(4,550)
Income tax provision	—	—	—

Income (loss) on disposal of discontinued operations, net	2,404	1,523	(4,550)

Income (loss) from discontinued operations	$7,494	$(2,366)	$(33,544)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2006 and 2005 in the accompanying consolidated balance sheets. The major assets and liabilities categories are as follows (in thousands):

	December 31,
	2006	2005

Cash	$203	$47
Accounts receivable, net	21	45
Property, plant and equipment, net	—	18
Deferred taxes and other assets	2	17

Assets of discontinued operations	$226	$127

Accounts payable	$—	$13
Accrued liabilities	12,777	19,118
Other liabilities	5,566	3,987

Liabilities of discontinued operations	$18,343	$23,118

5.	Income Taxes

The components of income (loss) from continuing operations before income taxes and minority interest for each of the years ended December 31, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004

Domestic	$(87,270)	$(243,884)	$(143,124)
Foreign	57,433	113,545	90,888

	$(29,837)	$(130,339)	$(52,236)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision for each of the years ended December 31, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004

Current:
Federal	$1,478	$28,759	$(1,750)
Effect of foreign earnings repatriation	—	4,526	—
State	1,589	1,377	24
Foreign	36,867	40,333	32,991

	39,934	74,995	31,265

Deferred:
Federal	254	257	30,366
State	42	—	(292)
Foreign	(6,011)	(20,101)	7,301

	(5,715)	(19,844)	37,375

	$34,219	$55,151	$68,640

Our effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate due to the following:

	2006	2005	2004

Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates	(49)%	3%	(2)%
Change in valuation allowance	(57)%	(22)%	(182)%
Net operating loss & examination adjustments	(34)%	(20)%	—
State tax and other, net	(10)%	(4)%	18%
Effect of IPR&D, not deductible for tax	0%	(34)%	—

Effective rate	(115)%	(42)%	(131)%

Our effective tax rates for the years ended December 31, 2006, 2005 and 2004 were significantly affected by recording valuation allowances to recognize the uncertainty of realizing the benefits of the U.S. net operating losses and research credits. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of the U.S. net operating losses and research credits is dependent upon generating sufficient taxable income in the United States prior to their expiration.

At December 31, 2006 a valuation allowance of $158,688,000 had been recorded to offset U.S. deferred tax assets. The U.S. valuation allowance was increased by $28,106,000 during 2006. Additionally, valuation allowances of $3,025,000 for foreign net operating losses had been recorded as of December 31, 2006.

In 2006, the effective tax rate was also affected by pre-tax losses resulting from restructuring, and asset impairment charges in Puerto Rico of $37,223,000 for which no tax benefit was recorded.

During 2005, the Internal Revenue Service completed an examination of our tax returns for the years 1997 through 2001 and proposed adjustments to the tax liabilities for those years plus associated interest and penalties. Although a formal protest has been filed in response to the proposed adjustments, we recorded a related tax provision of $27,368,000. The provision consisted of $62,317,000 for the estimated additional taxes, interest and penalties associated with the period 1997 to 2001 which was reduced by utilization of $34,949,000 of net operating

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses and other carryforwards. While substantial net operating loss and other carryforwards are available to offset our U.S. tax liabilities, the additional tax provision resulted from annual utilization limitations on those carryforwards that would result if the Internal Revenue Service adjustments are upheld.

In 1999 we restructured its operations by contributing the stock of several non-United States subsidiaries to a wholly owned Dutch company. At the time of the restructuring, we intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the our timely filed 1999 United States Corporate Income Tax Return. We discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 tax return. The IRS has denied our request to rule that reasonable cause existed for the failure to provide the agreements, the result of which is additional taxable income in that year of approximately $120,000,000. We will pursue resolution through the formal appeals process. The impact of the IRS position on this issue is considered in the adjustments noted above.

In 2005, the effective tax rate was also affected by pre-tax losses resulting from restructuring, asset impairment and work force reduction charges of $11,868,000 for which a minimal tax benefit of $1,087,000 (9%) was recorded. This minimal tax benefit reflects uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. Additionally, in 2005, we reversed valuation allowances of $10,527,000 on net operating losses for certain foreign operations and recorded a corresponding tax benefit due to the existence of additional evidence supporting the probability of realizing the benefit of these net operating losses. We also recorded net tax benefits associated with resolution of foreign examinations and tax law changes of $3,391,000.

Additionally, our tax rate was impacted in 2005 by IPR&D expenses associated with acquisitions which were structured as stock purchase transactions. IPR&D costs resulting from acquisitions structured as stock purchases are not deductible for U.S. tax purposes.

During 2005, after the Xcel acquisition, one of our U.S. subsidiaries sold the rights for retigabine to one of our subsidiaries in Singapore. A gain on this intercompany transaction was recorded in the books of the U.S. subsidiary, but the gain was eliminated in consolidation for financial reporting purposes. This gain is, however, subject to tax in the United States, with a corresponding tax basis increase for the Singapore subsidiary. The U.S. tax liability created by this transaction of $16,127,000 has been recorded. However, because this is an intercompany transaction, the associated expense is deferred and recorded as prepaid tax. This amount may be offset by the carryback of future U.S. net operating losses, and will be amortized as the Singapore basis is amortized. Amortization of the prepaid tax of $538,000 and $235,000 was recorded as tax expense during 2005 and 2006 respectively. During 2006, $7,690,000 of the prepaid tax was reduced as a result of additional foreign tax credits.

In 2004, pre-tax losses resulting from restructuring and asset impairment charges of $19,344,000 and a European work force reduction charge of $4,262,000 for which we recorded a minimal tax benefit of $1,451,000 (6%) also affected our effective tax rate. This minimal tax benefit reflected uncertainty of the realization of tax benefits in some of the jurisdictions in which these charges were incurred. However, as described above, some of these benefits were recorded during 2005 when additional evidence supporting the probability of realizing the benefits became available. Additionally, in 2004, we recorded a tax provision of $1,828,000 related to the settlement of a tax dispute with Puerto Rico relating to tax years 1998 and 1999.

During 2004 and prior years, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of our foreign subsidiaries with the exception of Subpart F income, since management intended to reinvest those undistributed earnings in the foreign operations. However, during the fourth quarter of 2004, legislation was passed that provided for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States during 2005 (The American Jobs Creation Act of 2004). To take advantage of this opportunity, we repatriated $205,000,000 of earnings from certain foreign subsidiaries during 2005. Income tax expense of $4,526,000 associated with such repatriation was recorded in 2005, and an additional cost of $5,337,000

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was been recorded as a reduction of the U.S. net operating losses (net of valuation allowance this has no current effect on tax expense).

During 2006, we reinstated our intention to reinvest undistributed earnings in the foreign operations. No U.S. income or foreign withholding taxes were provided on the 2006 undistributed earnings. Included in the consolidated accumulated deficit at December 31, 2006 is approximately $351,367,000 of accumulated earnings of foreign operations that would be subject to United States income or foreign withholdings taxes, if and when repatriated. Management, however, does not intend to repatriate these amounts. We intend to reinvest the remaining undistributed earnings in foreign operations for an indefinite period of time.

The primary components of our net deferred tax asset at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred tax assets:
NOL and capital loss carryforwards	$90,460	$114,576
Inventory and other reserves	28,643	32,746
Tax credit carryforwards	13,007	7,841
Intangibles	30,873	25,085
Prepaid tax on intercompany transaction	7,663	15,589
Other	21,945	10,135
Valuation allowance	(161,713)	(148,100)

Total deferred tax asset	30,878	57,872

Deferred tax liabilities:
Fixed assets and other	(2,576)	(22,046)
Intangibles	(6,927)	(12,243)

Total deferred tax liability	(9,503)	(34,289)

Net deferred tax (liability) asset	$21,375	$23,583

Deferred tax assets and liabilities are recorded in the following captions in the consolidated balance sheets as of December 31, 2006 and 2005, respectively (in thousands):

	2006	2005

Prepaid expenses and other current assets	$8,071	$6,449
Deferred tax asset, net	21,514	25,342
Income taxes	4,955	—
Deferred tax liabilities, net	3,255	8,208

In 2006 and 2005 the valuation allowance primarily relates to U.S. and foreign net operating losses.

At December 31, 2006, we had U.S. federal, state and foreign net operating losses of approximately $142,193,000, $132,715,000 and $72,455,000, respectively. In 2008, $19,289,000 of our U.S. federal net operating losses will expire. The remainder will begin to expire in 2024. The state net operating losses will begin to expire in 2013 and the foreign net operating losses will begin to expire in 2010. We also had a U.S. federal capital loss of $48,256,000 which will expire in 2025, and a state capital loss of $99,110,000 that will begin to expire in 2008. We also had U.S. federal and state credits of $10,508,000 and $2,499,000 that will begin to expire in 2022.

Tax benefits associated with the exercise of employee stock options in the amount of $307,000 were recorded directly to additional capital in 2005. Tax benefits associated with the convertible note hedge (see note 9) of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,757,000 were treated as permanent equity for financial statement purposes and were recorded directly to additional capital in 2005. These amounts were not recognized during 2004 and 2006 due to the application of FAS 123R and the valuation allowance. As of December 31, 2006 approximately $8,952,000 of the valuation allowance related to the tax benefits of stock option deductions and $8,145,000 related to the tax benefits of the convertible note hedge. These amounts are included in our net operating losses for tax reporting purposes. At such time as the valuation allowance is released, the tax benefit associated with these amounts will be credited to additional paid in capital. Additionally, approximately $16,800,000 of deferred tax assets were included in our acquisition of Xcel with a full valuation allowance. Future releases of the valuation allowance related to these assets will be credited to goodwill.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2006	2005	2004

Income:
Numerator for basic and dilutive earnings per share
Loss from continuing operations	$(64,059)	$(185,777)	$(121,109)

Income (loss) from discontinued operations	$7,494	$(2,366)	$(33,544)

Net loss	$(56,565)	$(188,143)	$(154,653)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	93,251	91,696	83,887
Employee stock options	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	93,251	91,696	83,887

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.69)	$(2.03)	$(1.44)
Discontinued operations, net of taxes	0.08	(0.02)	(0.40)

Basic and diluted net loss per share	$(0.61)	$(2.05)	$(1.84)

The $240,000,000 3.0% Convertible Subordinated Notes due 2010 and the $240,000,000 4.0% Convertible Subordinated Notes due 2013, discussed in Note 9, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. The accounting for convertible debt with such settlement features is addressed in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” It is our intent to settle the notes’ conversion obligations consistent with Instrument C of EITF 90-19. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion.

For the years ended December 31, 2006, 2005, and 2004 options to purchase 1,863,000, 2,908,000 and 2,789,000 weighted-average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.

For the years ended December 31, 2006, 2005, and 2004 options to purchase 9,118,000, 4,441,000 and 2,661,000 weighted-average shares of common stock, respectively, were also not included in the computation of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share because the options exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

7.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at December 31, 2006 and 2005:

	2006	2005

Accounts receivable, net:
Trade accounts receivable	$180,767	$149,017
Royalties receivable	22,212	27,306
Other receivables	31,487	17,149

	234,466	193,472
Allowance for doubtful accounts	(7,014)	(5,485)

	$227,452	$187,987

Inventories, net:
Raw materials and supplies	$37,045	$34,931
Work-in-process	21,477	28,726
Finished goods	98,454	85,152

	156,976	148,809
Allowance for inventory obsolescence	(14,297)	(12,775)

	$142,679	$136,034

Property, plant and equipment, net:
Land	$1,593	$14,030
Buildings	45,545	146,637
Machinery and equipment	98,935	166,573
Furniture and fixtures	21,039	30,344
Leasehold improvements	6,202	6,715

	173,314	364,299
Accumulated depreciation and amortization	(89,515)	(171,487)
Construction in progress	10,480	37,314

	$94,279	$230,126

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, construction in progress primarily includes costs incurred in plant expansion projects. At December 31, 2005, construction in progress primarily includes costs incurred in plant expansion projects and costs associated with the installation of an enterprise resource planning information system.

	2006	2005
	(in thousands)

Accrued liabilities
Payroll and related items	$36,964	$47,211
Accrued returns, rebates, and allowances	47,370	37,848
Legal and professional fees	7,584	8,237
Accrued research and development costs	10,490	14,028
Environmental accrual	1,638	2,333
Interest	4,860	4,864
Accrued royalties payable	4,409	2,923
Other	29,217	23,395

Total accrued liabilities	$142,532	$140,839

8.	Intangible Assets and Goodwill

The components of intangible assets at December 31, 2006 and 2005 were as follows (in thousands):

	Weighted	December 31, 2006			December 31, 2005
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$293,531	$(100,990)	$192,541	$289,961	$(73,063)	$216,898
Infectious diseases	11	72,480	(10,020)	62,460	72,480	(3,060)	69,420
Dematology	19	85,337	(42,786)	42,551	83,864	(38,003)	45,861
Other products	11	316,873	(157,620)	159,253	317,348	(143,254)	174,094

Total product rights	14	768,221	(311,416)	456,805	763,653	(257,380)	506,273
License agreement	5	67,376	(49,866)	17,510	67,376	(37,330)	30,046

Total intangible assets		$835,597	$(361,282)	$474,315	$831,029	$(294,710)	$536,319

Future amortization of intangible assets at December 31, 2006 is scheduled as follows (in thousands):

	Scheduled Future Amortization Expense
	2007	2008	2009	2010	2011	Thereafter

Product rights
Neurology	$27,622	$27,481	$27,339	$26,422	$20,649	$63,028
Infectious diseases	6,960	6,960	6,960	6,960	6,960	27,660
Dematology	4,953	4,953	4,952	4,948	4,843	17,902
Other products	19,476	18,825	17,947	16,885	15,989	70,131

Total product rights	59,011	58,219	57,198	55,215	48,441	178,721
License agreement	11,338	6,172	—	—	—	—

Total	$70,349	$64,391	$57,198	$55,215	$48,441	$178,721

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill balances relate primarily to the Infergen and Xcel acquisitions and totaled $80,162,000 and $79,486,000 at December 31, 2006 and 2005, respectively.

9.	Debt and lease obligations

As of December 31, 2006 and 2005, long-term debt consists of the following (in thousands):

	2006	2005

3% Convertible Subordinated Notes due 2010	$240,000	$240,000
4% Convertible Subordinated Notes due 2013	240,000	240,000
7% Senior Notes due 2011	295,682	295,692
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5%; interest and principal payable semi-annually through 2030	7,177	12,260
Other	3,919	982

	786,778	788,934
Less: current portion	(8,582)	(495)

Total long-term debt	$778,196	$788,439

On May 14 and July 21, 2004, we repurchased $326,000,000 aggregate principal amount of our then outstanding 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $19,892,000 for the year ended December 31, 2004.

In December 2003, we issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”). Interest on the 7% Senior Notes is payable semi-annually on June 15 and December 15 of each year. We may, at our option, redeem some or all of the 7.0% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. The 7.0% Senior Notes are senior unsecured obligations. They rank senior in right of payment to any of our existing and future subordinated indebtedness. The indenture governing the 7.0% Senior Notes includes certain covenants which restricts the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets or the ability to consolidate or merge with another entity, subject to qualifications and exceptions. In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 in principal amount of the Senior Notes. See Note 12 for a description of the interest rate swap arrangement.

In November 2003, we issued $240,000,000 aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 (the “3.0% Notes”) and $240,000,000 aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. We have the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into our common stock at a conversion rate of 31.6336 shares per each $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy the conversion obligations by delivery, at our option in shares of our common stock, in cash or in a combination thereof. It is our intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations, ranking in right of payment behind our senior debt, including the 7.0% Senior Notes.

In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to our common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of purchasing a call option on 12,653,440 shares of our common stock at a strike

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200,000,000 principal amount of the 3.0% Notes and $200,000,000 principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the notes. The written call option sold offset, to some extent, the cost of the written call option purchased. The net cost of the Convertible Note Hedge of $42,880,000 was recorded as the sale of a permanent equity instrument pursuant to guidance in EITF 00-19.

We have a mortgage totaling $7,177,000 payable in Swiss francs collateralized by certain real property. This obligation has been classified as short term as of December 31, 2006 because it is expected to be repaid in 2007.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2007	$8,582
2008	1,390
2009	810
2010	240,225
2011	295,771
Thereafter	240,000

Total	$786,778

The estimated fair value of our public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $735,637,000 and $738,000,000 compared to its carrying value of $775,682,000 and $775,692,000 at December 31, 2006 and 2005, respectively.

We maintain no lines of credit in the U.S. and have a short-term line of credit of $700,000 in the aggregate outside the U.S., under which $655,523 was outstanding at December 31, 2006. The line of credit provides for short-term borrowings and bears interest at a variable rate based upon LIBOR or an equivalent index.

We lease certain administrative and laboratory facilities under non-cancelable operating lease agreements that expire through 2017. Additionally, we lease certain automobiles and computer software under lease agreements that qualify as capital leases. The following table summarizes our lease commitments at December 31. 2006 (in thousands):

	Operating	Capital
	Leases	Leases

2007	$2,915	$2,557
2008	4,995	1,385
2009	5,152	732
2010	5,053	104
2011	5,016	—
Thereafter	25,436	—

Total	$48,567	$4,778

Amounts representing interest		(860)

Amounts of lease obligations recorded as debt		$3,918

Our 3% and 4% Notes and 7% Senior Notes include covenants requiring the timely filing of periodic reports covered by SEC regulations, including Forms 10-Q. For the quarter ended September 30, 2006, we were not timely in filing our Form 10-Q as a result of the investigation of stock option granting practices by a Special Committee of our Board of Directors. The Bank of New York, the trustee for the holders of our 3% Convertible Notes and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4% Convertible Notes due 2010, asserted that a default occurred under our indenture when we failed to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2006. We are permitted sixty days from receipt of notice of default to cure this asserted default. We cured the asserted default with the filing of our Form 10-Q for the quarter ended September 30, 2006 on January 23, 2007, within the sixty-day period. As a result of having cured this asserted default, we have classified the 3% and 4% Notes and 7% Senior Notes as non-current in the consolidated balance sheets as of December 31, 2006.

10.	Pension and Postretirement Employee Benefit Plans

We operate 401(k) and similar defined contribution retirement plans for our employees in the United States and Puerto Rico. Under these plans employees are allowed to contribute up to 15% of their income and Valeant matches such contributions with 50% of the amount contributed up to 3% of salary.

Outside the United States certain groups of our employees are covered by defined benefit retirement plans. In 2006 the FASB issued SFAS No. 158 (SFAS 158) which was effective for Valeant on December 31, 2006 and requires that we recognize the net over-funded or under-funded financial position of our defined benefit retirement plans in our balance sheet. The difference between the overall funded status of each plan and the amounts of assets and liabilities recorded in our financial statements was charged to accumulated other comprehensive income and represents pension costs and benefits that will be recorded in the income statement in future years under currently effective pension accounting rules. As a result of the adoption of SFAS 158 we credited $7,813,000 to accumulated other comprehensive income.

Below is a summary of our defined benefit pension plans grouped by their overall funding status at December 31, 2006 (amounts in thousands):

	Under	Fully
	Funded	Funded
	Plans	Plans	Total

Changes in benefit obligation:
Balance at December 31, 2005	$24,294	$56,722	$81,016
Service cost	971	1,816	2,787
Interest cost	1,209	1,841	3,050
Employee contributions	9	891	899
Actuarial loss (gain)	1,113	(2,569)	(1,456)
Total benefits paid	(1,645)	(10,032)	(11,677)
Acquisitions	1,026	—	1,026
Currency exchange and other	2,930	3,762	6,692

Balance at December 31, 2006	$29,907	$52,431	$82,338

Changes in plan assets:
Balance at December 31, 2005	$15,776	$60,632	$76,408
Actual return on plan assets	886	4,858	5,744
Employer contributions	335	1,576	1,911
Employee contributions	55	891	946
Benefits paid from plan assets	(788)	(10,032)	(10,820)
Currency exchange and other	2,049	3,931	(464)

Balance at December 31, 2006	$18,313	$61,856	$80,169

Total unfunded liability (asset)	$11,594	$(9,425)	$2,169

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The defined benefit retirement plan for our Swiss subsidiary was over-funded by $9,333,000 at December 31, 2006. Under the restructuring program the assets of this subsidiary at our manufacturing facility in Basel, Switzerland are expected to be sold in 2007. Upon sale, employees will be transferred to the purchaser of the manufacturing facility or terminated, consequently it is likely that the plan will be curtailed and settled or partially settled in 2007. Under Swiss law all assets of the plan will become allocable to the participants in the plan, upon complete settlement.

Pension expense related to these plans in 2006 was composed of the following (amounts in thousands):

Service cost	$2,874
Interest cost	3,079
Expected return on plan assets	(3,377)
Amortization of past service cost	13
Amortization of net transition obligation	25
Recognized actuarial net loss	204

Net periodic benefit cost	$2,818

The weighted average actuarial assumptions related to the determination of pension liabilities and expense are as follows:

Expected return on plan assets	4.30%
Discount rate for determining pension benefit obligations	4.04%
Salary increase rate	1.84%

Amounts recorded in our consolidated balance sheet at December 31, 2006 that are related to the above defined benefit pension plans are as follows (in thousands):

Current liabilities	$(604)
Non-current liabilities	(10,904)
Prepaid benefit cost	91
Other Assets	9,333
Accumulated other comprehensive income	(1,586)

Net amount recognized in income	$(3,670)

The amounts of pension costs included in other accumulated comprehensive income at December 31, 2006 are as follows (in thousands):

Unrecognized net actuarial gain	$(1,897)
Unrecognized prior service cost	245
Unrecognized net transition obligation	66

Pension costs included in other accumulated comprehensive income	$(1,586)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental Cash Flow Disclosures

The following table sets forth the amounts of interest and income taxes paid during 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Interest paid	$38,054	$38,094	$54,892

Income taxes paid	$42,052	$63,224	$31,841

12.	Derivatives and Hedging Activities

We use derivative financial instruments to hedge foreign currency and interest rate exposures. We do not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor do we enter into trades for which there is no underlying exposure.

Interest Rate Swap Agreement:  In January 2004, we entered into an interest rate swap agreement with respect to the $150,000,000 principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of initially lowering our effective interest rate by exchanging fixed rate payments for floating rate payments. The agreement provides that we will exchange our 7.0% fixed-rate payment obligation for variable-rate payments of six-month LIBOR plus 2.409% (7.78% as of December 31, 2006). The Interest Rate Swap is designated as a fair value hedge and is deemed perfectly effective. At December 31, 2006, the fair value of the Interest Rate Swap was ($4,318,000) and this amount has been offset against long-term debt as a fair value adjustment. The underlying portion of the hedged debt is also marked to market through the profit and loss account. In support of our obligation under the Interest Rate Swap, we are required to maintain a minimum level of cash and investment collateral depending on the fair market value of the Interest Rate Swap. As of December 31, 2006, $8,600,000 is recorded on the balance sheet in other assets related to collateral on the Interest Rate Swap.

Foreign Currency Hedge Transactions:  In November and December of 2006, we entered additional forward contracts to reduce our exposure for forecasted 2007 Euro denominated royalty revenue. Unrealized losses of $132,878 were recorded in other comprehensive income at December 31, 2006.

In May and July 2005 we entered forward contracts to reduce our exposure to the Polish Zloty through our net investment in our Polish subsidiary. At December 31, 2005, the notional amount of these contracts was $45,000,000. This Hedge has been determined to be fully effective in reducing the risk of currency rate fluctuations with the Zloty. We have recorded losses of $2,043,000 related to this hedge agreement as accumulated translation losses at December 31, 2005. In December 2006, we entered into additional forward contracts to reduce overexposure to an increasing Zloty-denominated cash balance. We have recorded a gain of $963,000 in other comprehensive income for the year ended December 31, 2006.

	Derivatives and Hedging Activity
	December 31,		December 31,
	2006		2005
		Gain/(Loss)		Gain/(Loss)
		Amount Held in		Amount Held in
	Notional	OCI or	Notional	OCI or
Description	Amount	Recognized	Amount	Recognized
	(In thousands)

Foreign Currency Forward Contracts —
Cash flow Hedges	$10,479	$(133)	$0	$0
Foreign Currency Forward Contracts —
Balance Sheet Hedges	$74,205	$963	$45,376	$(1,667)
Interest Rate Swap	$150,000	$(4,318)	$150,000	$(4,308)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March and June 2004, we entered into a series of forward contracts to reduce its exposure to variability in the Euro compared to the U.S. Dollar (the “Hedges”). The Hedges were terminated effective December 31, 2005. These Hedges covered the Euro denominated royalty payments on forecasted Euro royalty revenue. The Hedges were designated and qualified as cash flow hedges. The Hedges were consistent with our risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Hedges were determined to be fully effective as a hedge in reducing the risk of the underlying transaction. Unrealized losses of $5,630,000 were recorded in other comprehensive income for the year ended December 31, 2004. The unrealized losses were reclassified into earnings as the forward contracts were settled on a monthly basis through December 31, 2005.

13.	Concentrations of Credit Risk

We are exposed to concentrations of credit risk related to our cash deposits and marketable securities. We place our cash and cash equivalents with respected financial institutions. Our cash and cash equivalents and marketable securities totaled $335,745,000 and $235,066,000 at December 31, 2006 and 2005, respectively, and consisted of time deposits, commercial paper and money market funds through approximately ten major financial institutions. We are also exposed to credit risk related to our royalties receivable from Schering-Plough and Roche, which totaled $22,212,000 and $27,306,000 at December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $158,432,000 in the year ended December 31, 2006, representing 19% of our product sales. In prior years no single customer accounted for more than 10% of product sales in any period. At December 31, 2006 accounts receivables balances with McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $34,851,000.

14.	Stock and Stock Incentive Programs

In May 2006, we implemented our 2006 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 2003 Equity Incentive Plan. The Incentive Plan increased the number of shares of common stock available for issuance from 18,104,000 to 22,304,000 in the aggregate. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and stock bonuses (collectively, “awards”) to our key employees, officers, directors, consultants and advisors. Options granted under the Incentive Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan shares may be issued as phantom stock awards or restricted stock awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four-year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan during the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2003	12,301	16.89
Granted	2,668	23.39
Exercised	(838)	12.66
Canceled	(795)	25.86

Shares under option, December 31, 2004	13,336	17.93
Granted	2,192	18.16
Exercised	(160)	20.10
Canceled	(736)	22.28

Shares under option, December 31, 2005	14,632	$17.80

Granted	2,014	18.54
Exercised	(1,592)	19.38
Canceled	(1,703)	21.81

Shares under option, December 31, 2006	13,351	$18.28

Exercisable at December 31, 2004	4,799	$19.56

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at December 31, 2006	8,374	$18.00

Awards available for grant at December 31, 2004	2,211

Awards available for grant at December 31, 2005	513

Awards available for grant at December 31, 2006	4,376

The schedule below reflects the number of outstanding and exercisable options as of December 31, 2006 segregated by price range (in thousands, except per share data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (years)

$ 8.10 to $17.72	5,455	$13.30	3,624	$11.74	7.02
$18.01 to $22.11	4,451	$18.72	2,159	$18.71	8.05
$22.66 to $46.25	3,445	$25.60	2,591	$26.15	6.42

	13,351		8,374

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 and 123R Assumptions and Fair Value:  The fair value of options granted in 2006, 2005 and 2004 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Weighted-average life (years)	4.10 - 5.80	4.12 - 4.20	4.20
Volatility	37 - 39%	39 - 61%	63 - 65%
Expected dividend per share	$0.00 - 0.31	$0.31	$0.31
Risk-free interest rate	4.54 - 4.80%	3.77 - 4.40%	3.10 - 3.80%
Weighted-average fair value of options	$7.83	$5.87	$11.52

The aggregate intrinsic value of the stock options outstanding at December 31, 2006 was $22,293,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at December 31, 2006 was $20,167,000. During the twelve months ended December 31, 2006 stock options with an aggregate intrinsic value of $14,389,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options that vested in the twelve months ended December 31, 2006 as determined using the Black-Scholes valuation model, was $24,717,000.

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount. There are 7,000,000 shares of common stock reserved for issuance under the ESPP, plus an annual increase on the first day of our fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. Under the ESPP we issued 64,000, 100,000 and 195,000 shares of common stock for proceeds of $938,000, $1,644,000 and $2,873,000 in 2006, 2005 and 2004, respectively.

Restricted and Phantom Stock Awards:  Non-employee members of our board of directors receive compensation in the form of phantom stock grants, cash retainers and meeting fees for each meeting they attend during the year. Directors also have the option to receive phantom stock awards in lieu of fees otherwise payable in cash. During 2006, 2005 and 2004, the Company granted its non-employee directors 69,874, 52,465 and 51,477 shares of phantom stock, respectively. The phantom stock issued to non-employee directors had a fair value of $1,179,000, $1,087,000 and $916,000, in the years ended December 31, 2006, 2005, and 2004, respectively. Additionally, in 2004 the Company granted certain officers of the Company 90,000 shares of phantom stock with a fair value of $1,594,800. Each share of phantom stock granted to non-employee directors vests over one year, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. Each share of phantom stock granted to certain officers of the company vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock upon vesting. During 2006, 2005 and 2004, the Company recorded non-cash charges related to the vesting of phantom stock of $1,235,000, $1,368,000 and $1,301,000, respectively. As of December 31, 2006, there were 268,524 shares of phantom stock outstanding.

In prior years the Company assumed outstanding employee stock options in connection with the Ribapharm acquisition. Stock compensation expense recorded in connection with these stock options totaled $771,000 in each of the years ended December 31, 2006, 2005 and 2004.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock compensation expense for our stock incentive plans is presented below:

	2006	2005	2004

Employee stock options	$18,723	$1,192	$1,078
Employee stock purchase plan	309	—
Phantom stock-based compensation expense	2,006	2,139	2,072

	$21,038	$3,331	$3,150

Stock compensation expense was charged to the following accounts:

	2006	2005	2004

Cost of goods sold	$1,255	$252	$230
Selling expenses	3,580	140	75
General and administrative expenses	13,699	2,029	1,926
Research and development costs	2,504	910	919

Total stock compensation expense	$21,038	$3,331	$3,150

Future stock compensation expense for restricted stock and stock option incentive awards outstanding at December 31, 2006 is as follows:

2007	$13,461
2008	6,166
2009 and thereafter	3,226

$22,853

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

Dividends:  We declared and paid quarterly cash dividends of $0.0775 per share for each quarter in 2004 and 2005 and the first three quarters of 2006. There are significant contractual limitations on our ability to pay future dividends under the terms of the indenture governing our 7% senior notes due 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The claims with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,050,000 and $3,000,000, respectively, were tried in Delaware Chancery Court in a one-week trial beginning February 27, 2006. On July 28, 2006, we settled the claims with respect to Mr. Panic for $20,000,000, which amount has been paid to us. We recorded a $17,550,000 gain resulting from this settlement. The amount reflects the settlement proceeds net of related costs associated with the litigation and settlement arrangement.

SEC Inquiry:  In July 2006, we were contacted by the SEC, with respect to an informal inquiry regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for taribavirin. In addition, the SEC later requested data regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others. In September 2006, our board of directors established the Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. We have cooperated fully and will continue to cooperate with the SEC on its informal inquiry. We cannot predict the outcome of the inquiry.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc., Case No. 07 L 47 in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois. This case alleges that the use of Permax for restless leg syndrome caused the plaintiff to have valvular heart disease, and as a result, she suffered extensive pain and suffering, emotional distress and mental anguish. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suit. Under an agreement between Valeant and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, associated with this claim. Product liability insurance exists with respect to this claim. Although it is expected that the insurance proceeds will be sufficient to cover existing claims against us, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on our consolidated financial position, results of operation or liquidity.

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

Trademark litigation:  Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and our VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions, including Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Czech Republic, European Union, France, Germany, Indonesia, Israel, Japan, Malaysia, New Zealand, Romania, Slovak Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela, the United Kingdom and the United States. Valent Biosciences’ oppositions in Colombia, Czech Republic, France, Indonesia, Japan, New Zealand, Romania, Slovak Republic,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spain, Switzerland, and Turkey have been denied. Valent Biosciences is appealing the denial of their opposition in Turkey. We are appealing the Chilean ruling in Valent’s favor. Also, we have initiated actions to cancel trademark registrations owned by Valent Biosciences in Germany, Israel, South Korea and the United Kingdom and have opposed Valent’s application to register the VALENT mark in Switzerland in connection with pharmaceuticals. We have responded or will respond to all opposition proceedings that have been filed and discovery is ongoing in the opposition proceeding in the United States. Valent Biosciences has also filed for cancellation of the VALEANT trademark in Austria. If the cancellation filing or any of the opposition proceedings are successful, we would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in the VALEANT mark those particular jurisdictions.

Former ICN Yugoslavia Employees:  In December 2003, sixteen former employees of ICN Yugoslavia filed a complaint in state court in Orange County, California. Plaintiffs allege that we breached a promise by Milan Panic, who allegedly offered plaintiffs full pay and benefits if they boycotted the management installed by the Yugoslavian government following its takeover of ICN Yugoslavia. Plaintiffs’ initial complaint and first amended complaint were both dismissed by the judge in March and October 2004, respectively. However, plaintiffs appealed and the Court of Appeal reversed the trial court’s dismissal. Plaintiffs filed their second amended complaint in January 2006, alleging only unjust enrichment and constructive fraud. Discovery has closed. The parties have agreed to submit this matter to arbitration. An arbitration date has not been set.

Republic of Serbia Litigation:  In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika for $34,000,000. We received a payment of $28,000,000 in March 2006 and an additional $6,000,000 in January 2007. We recorded a gain resulting from this settlement of $34,000,000 in 2006.

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

16.	Business Segments

We have three reportable specialty pharmaceutical segments comprised of our pharmaceutical operations in North America, International and Europe, Middle East and Africa (EMEA). In addition, we have a research and development division. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 4 for discussion of discontinued operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts of segment revenues, operating income, non-cash charges and capital expenditures for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Revenues
Specialty pharmaceuticals
North America	$307,110	$232,342	$144,530
International	241,024	219,690	192,548
EMEA	277,862	280,208	270,746

Total specialty pharmaceuticals	825,996	732,240	607,824
Ribavirin royalties	81,242	91,646	76,427

Consolidated revenues	$907,238	$823,886	$684,251

Operating Income (Loss)
Specialty pharmaceuticals
North America	$86,435	$69,285	$46,169
International	73,251	65,777	49,665
EMEA	44,797	36,074	30,909

	204,483	171,136	126,743
Corporate expenses	(75,658)	(54,619)	(52,421)

Total specialty pharmaceuticals	128,825	116,517	74,322
Restructuring charges and asset impairments	(138,181)	(1,253)	(19,344)
Gain on litigation settlement	51,550	—	—
Research and development	(42,067)	(38,489)	(38,860)
Acquired IPR&D	—	(173,599)	(11,770)

Consolidated segment operating income (loss)	127	(96,824)	4,348
Interest income	12,610	13,169	12,432
Interest expense	(43,726)	(40,326)	(49,265)
Other, net	1,152	(6,358)	(19,751)

Income (loss) from continuing operations before provision for income taxes and minority interest	$(29,837)	$(130,339)	$(52,236)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004

Depreciation and Amortization
Specialty pharmaceuticals
North America	$37,223	$33,950	$21,878
International	14,419	13,347	12,173
EMEA	21,963	30,112	28,453

	73,605	77,409	62,504
Corporate expenses	3,912	3,238	3,176

Total specialty pharmaceuticals	77,517	80,647	65,680
Research and development	14,829	16,704	21,458

Total	$92,346	$97,351	$87,138

Capital Expenditures
Specialty pharmaceuticals
North America	$10,072	$3,279	$7,139
International	3,580	8,401	5,775
EMEA	9,534	11,737	9,435

	23,186	23,417	22,349
Corporate expenses	17,738	19,659	2,156

Total specialty pharmaceuticals	40,924	43,076	24,505
Research and development	1,218	2,449	2,108

Total	$42,142	$45,525	$26,613

Restructuring and asset impairment charges and IPR&D are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. Stock and stock option compensation is considered a corporate cost since the amount of such charges depends on corporate-wide performance rather than the operating performance of any single segment.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total assets and long-lived assets by segment as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Total Assets
North America	$457,503	$503,196
International	202,369	289,726
EMEA	515,268	384,191
Corporate	207,803	223,821
Research and Development Division	122,268	112,956
Discontinued operations	226	127

Total	$1,505,437	$1,514,017

Long Term Assets
North America	$353,264	$426,745
International	58,763	167,036
EMEA	201,003	129,952
Corporate	75,101	138,239
Research and Development Division	35,105	52,477

Total	$723,236	$914,449

The following table summarizes sales by major product for the each of the last three years (dollar amounts in thousands). It includes any product with annualized sales of greater than $10,000,000 and currently promoted products with annualized sales of greater than $5,000,000. We launched Zelapar in July 2006 and the Zelapar sales represented below are thus only for the six months since the product launch. The table is categorized by therapeutic class.

	Year Ended December 31,
Therapeutic Area/Product	2006	2005	2004

Neurology
Diastat AcuDial(P)	$50,678	$47,631	$—
Mestinon®(P)	47,649	43,530	41,631
Cesamet(P)	18,985	10,010	4,957
Librax	14,835	18,159	16,868
Dalmane/Dalmadorm(P)	10,965	12,284	12,146
Migranal(P)	11,592	12,948	—
Tasmar®(P)	6,534	5,829	3,551
Melleril(P)	6,463	3,084	—
Zelapar(P)	3,981	—	—
Other Neurology	63,051	57,433	47,817

Total Neurology	234,733	210,908	126,970

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Therapeutic Area/Product	2006	2005	2004

Dermatology
Efudix/Efudex(P)	78,357	60,179	45,453
Kinerase(P)	28,937	22,267	15,619
Oxsoralen-Ultra(P)	10,528	9,364	10,910
Dermatix(P)	10,146	9,189	7,034
Other Dermatology	42,441	38,309	23,015

Total Dermatology	170,409	139,308	102,031

Infectious Disease
Infergen(P)	42,716	—	—
Virazole(P)	16,601	16,557	15,553
Other Infectious Disease	20,160	21,464	17,307

Total Infectious Disease	79,477	38,021	32,860

Other therapeutic classes
Bedoyecta(P)	50,366	46,884	30,654
Solcoseryl(P)	18,916	18,983	14,397
Bisocard(P)	15,927	12,847	10,613
MVI(P)	13,468	7,624	7,123
Nyal(P)	10,216	13,747	11,904
Espaven(P)	11,235	9,272	7,010
Protamin(P)	6,386	6,044	5,701
Espacil(P)	5,565	5,979	5,028
Other products	209,298	222,623	253,533

Total Other therapeutic classes	341,377	344,003	345,963

Total product sales	$825,996	$732,240	$607,824

Total promoted product sales	$476,211	$374,252	$249,284

P –	Promoted Products with annualized sales of greater than $5,000,000. Zelapar was launched in the third quarter of 2006; it is included here because annualized sales are expected to be greater than $5,000,000.

During the year ended December 31, 2006, one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $158,432,000 in the year ended December 31, 2006, representing 19% of our product sales. In prior years no single customer accounted for more than 10% of product sales in any period.

17.	License Agreements

Schering-Plough:  In 1995, we entered into an exclusive license and supply agreement with Schering-Plough (the “License Agreement”). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. The FDA granted Schering-Plough approval for Peg-Intron (pegylated interferon alfa-2b) for use in Combination Therapy with Rebetol for the treatment of chronic hepatitis C in patients with compensated liver disease who are at least 18 years of age. Schering-Plough markets the Combination Therapy

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the United States, Europe, Japan, and many other countries around the world based on the U.S. and European Union regulatory approvals.

In November 2000, we entered into an agreement that provides Schering-Plough with certain rights to license various products we may develop (the “2000 Schering Agreement”). Under the terms of the 2000 Schering Agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that we may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to taribavirin. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, we would receive royalty revenues based on the sales of licensed products.

Under the terms of the 2000 Schering Agreement, we also granted Schering-Plough and an affiliate rights of first/last refusal to license compounds relating to the treatment of infectious disease (other than hepatitis C) or cancer or other oncology indications as well as rights of first/last refusal with respect to taribavirin (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if we intend to offer a license or other rights with respect to any of these compounds to a third party, we are required to notify Schering-Plough. At Schering-Plough’s request, we are required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If we cannot reach an agreement with Schering-Plough, we are permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, we are required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

As discussed below in Note 18, “Subsequent Events” on January 9, 2007, we completed our agreement with Schering-Plough for the assignment and license of development and commercialization rights to pradefovir. Schering-Plough’s license of these rights from us was negotiated pursuant to this 2000 Schering Agreement.

If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, we may continue to develop that compound or license that compound to other third parties. The 2000 Schering Agreement will terminate the later of 12 years from the date of the agreement or the termination of the 1995 License Agreement with Schering-Plough. The 2000 Schering Agreement was entered into as part of the resolution of claims asserted by Schering-Plough against us, including claims regarding our alleged improper hiring of former Schering-Plough research and development personnel and claims that we were not permitted to conduct hepatitis C research.

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

Jazz Pharmaceuticals:  We signed a licensing agreement with Jazz Pharmaceuticals, Inc. in December 2006, for the Canadian rights to Xyrem® (sodium oxybate). Xyrem is the only treatment approved in Canada to treat

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cataplexy, which is a sudden loss of muscle tone associated with narcolepsy. We paid Jazz a nominal upfront fee and will make future payments based on sales.

18.	Subsequent Events

On January 9, 2007, we completed our agreement with Schering-Plough for the assignment and license of development and commercialization rights to pradefovir. Schering-Plough made an upfront payment of $19,200,000 to Valeant and $1,800,000 to Metabasis and will pay up to an additional $90,000,000 in aggregate fees to Valeant and Metabasis upon the achievement of certain development and regulatory milestones. Approximately $65,000,000 of the additional fees would be paid to Valeant and $25,000,000 to Metabasis. The amount to be paid to Metabasis includes the remaining $16,000,000 in milestone payments that could have been realized by Metabasis under the previous agreement between Metabasis and Valeant. Schering-Plough also will pay royalties to Valeant and Metabasis in the event pradefovir is commercialized. We will record partnership revenue of $19,200,000 in the first quarter of 2007 for this license arrangement.

We announced the acquisition of the commercial rights to nabilone in the United Kingdom and other European markets from Cambridge Laboratories for $14,000,000 on February 15, 2007. We market nabilone as Cesamet in Canada and the United States.

In February 2007, we signed a contract to sell our former headquarters building in Costa Mesa, California for $38,000,000.

In January 2007, a special committee of the board composed solely of independent directors concluded its investigation of our historic stock option practices and related accounting. As a result of the findings of the Special Committee we amended our annual report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. The amended annual report on Form 10-K/A was filed on January 22, 2007. We also filed amended quarterly reports on Form 10-Q/A for the quarters ended March 31, 2006 and June 30, 2006 on January 30, 2007.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Year	Expenses	Accounts	Deductions	of Year
	(In thousands)

Year ended December 31, 2006
Allowance for doubtful accounts	$5,485	$1,641	$477	$(590)	$7,013

Allowance for inventory obsolescence	$12,775	$12,430	$2,022	$(12,931)	$14,296

Deferred tax asset valuation allowance	$148,100	$28,106	$—	(14,493)	$161,713

Year ended December 31, 2005
Allowance for doubtful accounts	$6,014	$598	$(420)	$(707)	$5,485

Allowance for inventory obsolescence	$13,932	$10,145	$1,184	$(12,486)	$12,775

Deferred tax asset valuation allowance	$107,225	$55,681	$—	(15,306)	$148,100

Year ended December 31, 2004
Allowance for doubtful accounts	$6,663	$823	$(1,325)	$(147)	$6,014

Allowance for inventory obsolescence	$11,583	$5,568	$(4,047)	$828	$13,932

Deferred tax asset valuation allowance	$20,509	86,716	$—	$—	$107,225

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2006, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

The independent registered public accounting firm audits our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an opinion on the financial statements.

The Board of Directors of the Company has a Finance and Audit Committee composed of four non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13A-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2006, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements contained in this annual report of Form 10-K, has issued an opinion on management’s assessment, which opinion appears in Item 8.

Changes in Internal Control over Financial Reporting

Management concluded that we had a material weakness in internal control over financial reporting as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of our stock-based compensation transactions related to the granting of our stock options. This control deficiency resulted in the misstatement of stock-based compensation expense and additional paid-in capital accounts and related financial disclosures, and in the restatement of our consolidated financial statements for the years 2005, 2004, and 2003, each of the quarters of 2005 and 2004, and the first two quarters of 2006.

Subsequent to the initiation of our investigation into our stock option granting practices in September 2006, we considered the effectiveness of both the design and operation of our internal control over financial reporting as they relate to the granting of stock-based compensation. We implemented several improvements during the fourth quarter of 2006. In particular, we developed and implemented specific procedures and controls to ensure compensation committee approval of the final specific awards to all individual recipients at the time of the compensation committee meeting. As of December 31, 2006, management has implemented these additional procedures and controls. Additionally, we have evaluated the design of these new controls, which have been placed into operation for a sufficient period of time, and have tested their operating effectiveness in connection with our assessment of internal control over financial reporting as of December 31, 2006. We believe that the controls that have been implemented have improved the effectiveness of our internal control over financial reporting and effectively remediated the material weakness that existed as of December 31, 2005.

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

The information required under this Item is set forth in the Company’s definitive proxy statement to be filed in connection with the Company’s 2007 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.

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

3. Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.8	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10	.15†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.16†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10	.17†	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10	.18†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.19†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated March 21, 2005, previously filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.20†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated December 30, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.
10	.21†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005), John Cooper (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage, Cooper and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.22		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.23	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.24		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.25		Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2005, which is incorporated herein by reference.
**10	.26	License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.27	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.28	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.29	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.30	Amendment No. 4, dated December 22, 2005, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
10	.31†	Description of Registrant’s Executive Incentive Plan, previously described in Item 1.01 of Registrant’s Current Report on Form 8-K filed on April 19, 2006, which is incorporated herein by reference.
10	.32†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.33†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
**10	.34	Development and License Agreement, dated as of December 13, 2006, between Valeant Research & Development and Schering Corporation.
**10	.35	Assignment and Assumption Agreement, dated as of December 13, 2006 among Valeant Research & Development, Metabasis Therapeutics, Inc. and Schering Corporation.
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International

By	/s/ Timothy C. Tyson
Timothy C. Tyson
President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy C. Tyson Timothy C. Tyson	President and Chief Executive Officer (Principal Executive Officer) and Director	Date: March 1, 2007

/s/ Bary G. Bailey Bary G. Bailey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 1, 2007

/s/ Robert A. Ingram Robert A. Ingram	Chairman of the Board	Date: March 1, 2007

/s/ Edward A. Burkhardt Edward A. Burkhardt	Director	Date: March 1, 2007

/s/ Richard H. Koppes Richard H. Koppes	Director	Date: March 1, 2007

/s/ Lawrence N. Kugelman Lawrence N. Kugelman	Director	Date: March 1, 2007

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	Date: March 1, 2007

/s/ Elaine Ullian Elaine Ullian	Director	Date: March 1, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.8	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.

Exhibit
Number		Description

10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10	.15†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.16†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10	.17†	Executive Employment Agreement between Ribapharm Inc. and Kim D. Lamon, M.D., Ph.D., dated as of February 21, 2003, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10	.18†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.19†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated March 21, 2005, previously filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.20†	Agreement between Valeant Pharmaceuticals International and Robert W. O’Leary, dated December 30, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, which is incorporated herein by reference.
10	.21†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005), John Cooper (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage, Cooper and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.22		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
**10	.23	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.24		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

10.25		Valeant Pharmaceuticals International Executive Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2005, which is incorporated herein by reference.
**10	.26	License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.27	Amendment No. 1, dated April 25, 2002, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.28	Amendment No. 2, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.29	Amendment No. 3, dated December 31, 2004, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
**10	.30	Amendment No. 4, dated December 22, 2005, to the License and Commercialization Agreement, dated June 15, 2001, by and between Amgen Inc. and InterMune, Inc., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
10	.31†	Description of Registrant’s Executive Incentive Plan, previously described in Item 1.01 of Registrant’s Current Report on Form 8-K filed on April 19, 2006, which is incorporated herein by reference.
10	.32†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.33†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
**10	.34	Development and License Agreement, dated as of December 13, 2006, between Valeant Research & Development and Schering Corporation.
**10	.35	Assignment and Assumption Agreement, dated as of December 13, 2006 among Valeant Research & Development, Metabasis Therapeutics, Inc. and Schering Corporation
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract plan or arrangement.