Form 10-Q
period 2007-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-05-09
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-11397

Valeant Pharmaceuticals International
(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Enterprise	92656
Aliso Viejo, California	(Zip Code)
(Address of principal executive offices)

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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of May 1, 2007 was 95,023,955.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(In thousands, except par value data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$355,432	$326,002
Marketable securities	8,321	9,743
Accounts receivable, net	185,384	227,452
Inventories, net	142,111	142,679
Assets held for sale	11,441	49,104
Prepaid expenses and other current assets	18,601	16,398
Current deferred tax assets, net	84,107	8,071
Income taxes	12,078	2,526

Total current assets	817,475	781,975
Property, plant and equipment, net	93,456	94,279
Deferred tax assets, net	21,353	21,514
Goodwill	80,162	80,162
Intangible assets, net	490,918	474,315
Other assets	48,402	52,966
Assets of discontinued operations	—	226

Total non-current assets	734,291	723,462

	$1,551,766	$1,505,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$39,762	$60,621
Accrued liabilities	126,198	142,532
Notes payable and current portion of long-term debt	2,908	9,237
Current deferred tax liabilities, net	4,722	39,818
Current liabilities for uncertain tax positions	80,413	—

Total current liabilities	254,003	252,208
Long-term debt, less current portion	778,756	778,196
Deferred tax liabilities, net	3,177	3,255
Liabilities for uncertain tax positions	29,154	—
Other liabilities	18,004	18,182
Liabilities of discontinued operations	18,112	18,343

Total non-current liabilities	847,203	817,976

Total liabilities	1,101,206	1,070,184

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 94,786 (March 31, 2007) and 94,416 (December 31, 2006) shares outstanding (after deducting shares in treasury of 1,094 as of March 31, 2007 and December 31, 2006)	949	945
Additional capital	1,271,508	1,263,317
Accumulated deficit	(841,460)	(848,467)
Accumulated other comprehensive income	19,563	19,458

Total stockholders’ equity	450,560	435,253

	$1,551,766	$1,505,437

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Product sales	$176,892	$181,400
Alliance revenue (including ribavirin royalties)	36,470	18,091

Total revenues	213,362	199,491

Costs and expenses:
Cost of goods sold (excluding amortization)	52,098	58,601
Selling expenses	64,434	64,275
General and administrative expenses	26,187	28,446
Research and development costs	23,110	29,554
Gain on litigation settlements	—	(34,000)
Restructuring charges and asset impairment	7,238	26,466
Amortization expense	19,131	17,523

Total costs and expenses	192,198	190,865

Income from operations	21,164	8,626
Other income, net, including translation and exchange	1,136	938
Interest income	4,511	2,657
Interest expense	(10,952)	(10,437)

Income from continuing operations before income taxes	15,859	1,784
Provision for income taxes	7,292	7,543

Income (loss) from continuing operations	8,567	(5,759)
Income (loss) from discontinued operations	1	(212)

Net income (loss)	$8,568	$(5,971)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.06)
Income (loss) from discontinued operations	—	—

Basic and diluted net income (loss) per share:	$0.09	$(0.06)

Shares used in per share computations — Basic	94,574	92,770

Shares used in per share computations — Diluted	96,012	92,770

Dividends paid per share of common stock	$—	$0.08

Dividends declared per share of common stock	$—	$0.08

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$8,568	$(5,971)
Other comprehensive income (loss):
Foreign currency translation adjustments	(116)	2,346
Unrealized gain on marketable equity securities and other	226	443
Pension liability adjustment	(5)	(32)

Comprehensive income (loss)	$8,673	$(3,214)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$8,568	$(5,971)
Income (loss) from discontinued operations	1	(212)

Income (loss) from continuing operations	8,567	(5,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,195	23,482
Provision for losses on accounts receivable and inventory	1,568	3,597
Stock compensation expense	3,981	5,618
Translation and exchange (gains) losses, net	(1,136)	(937)
Impairment charges and other non-cash items	(447)	20,378
Deferred income taxes	31,910	5,577
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	41,517	13,778
Inventories	(311)	(3,736)
Prepaid expenses and other assets	(3,176)	963
Trade payables and accrued liabilities	(34,641)	(10,513)
Income taxes payable	(44,373)	(12,452)
Other liabilities	532	842

Cash flow from operating activities in continuing operations	27,186	40,838
Cash flow from operating activities in discontinued operations	(211)	(281)

Net cash provided by operating activities	26,975	40,557

Cash flows from investing activities:
Capital expenditures	(4,566)	(13,351)
Proceeds from sale of assets	38,493	135
Proceeds from investments	8,631	2,260
Purchase of investments	(6,800)	(3,900)
Acquisition of businesses, license rights and product lines	(31,325)	—

Cash flow from (used in) investing activities in continuing operations	4,433	(14,856)
Cash flow from investing activities in discontinued operations	—	(1)

Net cash provided by (used in) investing activities	4,433	(14,857)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(7,750)	(157)
Proceeds from long-term debt	530	—
Stock option exercises and employee stock purchases	4,214	430
Dividends paid	—	(7,173)

Net cash used in financing activities	(3,006)	(6,900)

Effect of exchange rate changes on cash and cash equivalents	825	728

Net increase in cash and cash equivalents	29,227	19,528
Cash and cash equivalents at beginning of period	326,205	224,903

Cash and cash equivalents at end of period	355,432	244,431
Cash and cash equivalents classified as part of discontinued operations	—	(69)

Cash and cash equivalents of continuing operations	$355,432	$244,362

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant,” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. In addition, we generate alliance revenue from out-licensed products, including milestone payments from Schering-Plough Ltd. (“Schering-Plough”) related to pradefovir and royalty revenues from the sale of ribavirin by Schering-Plough and F. Hoffman-LaRoche (“Roche”).

Principles of Consolidation:  The accompanying consolidated condensed financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and all of its majority-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.

Marketable Securities:  We invest in investment grade securities and classify these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of March 31, 2007 and December 31, 2006, the fair market value of these securities approximated cost.

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

Comprehensive Income:  We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, pension funded status and changes in the fair value of derivative financial instruments.

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

Stock-Based Compensation Expense:  We have adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under our Employee Stock Purchase Plan based on estimated fair values.

In order to estimate the fair value of stock options we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions which can vary over time.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Additional information about our stock option programs and the assumptions used in determining the fair value of stock-based compensation are contained in Note 8.

Assets Held for Sale:  We have entered into a letter of intent for the sale for our manufacturing plants in Puerto Rico and Birsfelden, Switzerland. At March 31, 2007 the net book values of these facilities are classified as assets held for sale in the accompanying consolidated condensed financial statements.

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

Recent Accounting Pronouncements:

FIN 48.  In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach: a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. Our continuing practice is to record interest and penalties related to income tax matters in income tax expense.

FIN 48 became effective for Valeant as of January 1, 2007. The change in net assets as a result of applying this pronouncement is recorded as a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of accumulated deficit. As a result of the adoption of FIN 48, we recognized an increase of $1,560,000 to the beginning balance of accumulated deficit on the balance sheet. Additional information about the adoption of FIN 48 and its effect on our financial statements is contained in Note 7.

SFAS No. 155.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 became effective for Valeant as of January 1, 2007. The adoption of this standard did not have a material impact on our financial statements.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

EITF 06-3.  In June 2006, the FASB ratified the Emerging Issues Task Force’s Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides guidance on disclosing the accounting policy for the income statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, EITF 06-3 requires disclosure of any such taxes that are reported on a gross basis as well as the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF 06-3 was effective for Valeant as of January 1, 2007. Valeant presents revenue net of sales taxes. The adoption of this standard did not have a material impact on Valeant.

Reclassifications:  Certain prior year items have been reclassified to conform to the current year presentation, with no effect on previously reported net income or stockholders’ equity.

2.	Restructuring

On April 3, 2006, we announced a restructuring program to reduce costs and accelerate earnings growth.

The program is primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it relates to research and development activities is to focus our efforts and expenditures on two late stage projects currently in development. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals) (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

The restructuring program is also expected to reduce selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia, which had been managed as a separate business unit, have been combined with those of other regions.

We recorded a charge of $7,238,000 in the three months ended March 31, 2007, in connection with our decision to implement the restructuring program. Severance charges recorded in the three months ended March 31, 2007 total $3,781,000 and relate to employees whose positions were eliminated in the restructuring. When completed, we anticipate that approximately 850 employees in total will be impacted by the restructuring, the majority of whom work in the two manufacturing facilities selected for disposition. The charge in the three months ended March 31, 2007 included $2,050,000 related to 202 employees at our manufacturing facility in Humacao, Puerto Rico and $895,000 related to 10 employees in our sales and marketing operations in Spain. Currently, employee severance charges have been accrued for 480 employees.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the development of taribavirin. The impairment charges include the charges related to estimated future losses that may occur upon the disposition of specific assets related to our manufacturing operations in Switzerland and Puerto Rico. The following table summarizes the restructuring costs incurred in 2006 and during the three months ended March 31, 2007:

	Three Months		Three Months	Cumulative
	Ended	Year Ended	Ended	Total
	March 31,	December 31,	March 31,	Incurred
	2006	2006	2007
	(In thousands)

Employee severances (approximately 480 employees)	$6,644	$16,997	$3,781	$20,778
Contract cancellation and other cash costs	—	1,662	2,081	3,743

Subtotal: cash charges	6,644	18,659	5,862	24,521
Abandoned software and other capital assets	19,822	22,178	—	22,178
Impairment of manufacturing and research facilities	—	97,344	1,376	98,720

Subtotal: non-cash charges	19,822	119,522	1,376	120,898

Total:	$26,466	$138,181	$7,238	$145,419

The restructuring charges for the three months ended March 31, 2007 represent charges of $3,042,000, $2,177,000 and $2,019,000 in respect of the North America, EMEA and Corporate reporting segments respectively.

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

	Three Months
	Ended	Three Months
	December 31,	Ended
	2006	March 31, 2007

Opening accrual	$4,453	$5,216
Charges to earnings	3,699	6,024
Cash paid	(2,936)	(5,309)

Closing accrual	$5,216	$5,931

We have recorded impairment charges of $534,000 related to our manufacturing plant in Humacao, Puerto Rico and $615,000 related to our manufacturing plant in Birsfelden, Switzerland in the three months ended March 31, 2007. We have entered into a letter of intent to sell these facilities and expect to complete this sale within three months. Included within this charge is $162,000 of cash-related charges.

3.	Acquisitions

In the three months ended March 31, 2007, we acquired product rights in the United States, Europe, and Argentina. In the United States we acquired a paid-up license to Kinetin and Zeatin, the active ingredients of Kinerase, for cash consideration of $21,000,000 and other consideration of $4,170,000. In Europe we acquired the rights to nabilone, the product we currently market as Cesamet in the United States and Canada, for $9,659,000. We acquired the rights to two products in Poland and certain products in Argentina. The aggregate cash consideration for these transactions was $31,325,000.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operations

In the second half of 2002, we made a strategic decision to divest our Russian pharmaceuticals segment, biomedicals segment, Photonics business, raw materials businesses and manufacturing facilities in Central Europe and Circe unit. During 2003, we disposed of the Russian pharmaceuticals segment, biomedicals segment, Photonics business and Circe unit. During 2004, we disposed of one of the raw materials businesses and manufacturing facilities in Central Europe. During 2005 we completed the sale of the remaining raw materials business and manufacturing facility in Central Europe. In the three months ended March 31, 2007 and 2006, losses from discontinued operations consisted of the disposal of remaining real estate facilities and the wind down of administrative activities associated with these operations.

Summarized selected financial information for discontinued operations for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Revenue	$—	$—

Loss before income taxes	$—	(243)
Income tax provision	—	—

Loss from discontinued operations, net	—	(243)

Income on disposal of discontinued operations	1	31
Income tax provision	—	—

Income on disposal of discontinued operations, net	—	—

Income (loss) from discontinued operations	$1	$(212)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2007 and December 31, 2006 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	March 31,	December 31,
	2007	2006

Cash	$—	$203
Accounts receivable, net	—	21
Property, plant and equipment, net	—	—
Deferred taxes and other assets	—	2

Assets of discontinued operations	$—	$226

Accounts payable	$—	$—
Accrued liabilities	12,562	12,777
Other liabilities	5,550	5,566

Liabilities of discontinued operations	$18,112	$18,343

Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site will involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. We expect that the major work on these projects will be completed in 2007. Total environmental reserves for this site were $12,471,000 and $12,660,000 as of March 31, 2007 and December 31, 2006, respectively, and are included in the liabilities of discontinued operations. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of March 31, 2007 cannot be reasonably estimated.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Income:
Numerator for basic and dilutive earnings per share
Income (loss) from continuing operations	$8,567	$(5,759)

Income (loss) from discontinued operations	1	(212)

Net income (loss)	$8,568	$(5,971)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	94,574	92,770
Effect of dilutive securities:
Employee stock options	1,232	—
Other dilutive securities	206	—

Dilutive potential common shares	1,438	—

Denominator for diluted earnings per share — adjusted weighted- average shares after assumed conversions	96,012	92,770

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.06)
Discontinued operations, net of taxes	—	—

Basic and diluted net income (loss) per share	$0.09	$(0.06)

For the three months ended March 31, 2006, options to purchase 1,746,000 weighted average shares of common stock were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.

For the three months ended March 31, 2007 and 2006, options to purchase 9,659,000 and 9,324,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Accounts receivable, net:
Trade accounts receivable	$152,347	$180,767
Royalties receivable	16,885	22,212
Other receivables	23,637	31,486

	192,869	234,465
Allowance for doubtful accounts	(7,485)	(7,013)

	$185,384	$227,452

Inventories, net:
Raw materials and supplies	$36,193	$37,045
Work-in-process	23,146	21,477
Finished goods	96,834	98,454

	156,173	156,976
Allowance for inventory obsolescence	(14,062)	(14,297)

	$142,111	$142,679

Property, plant and equipment, net:
Property, plant, and equipment, at cost	$184,986	$183,794
Accumulated depreciation and amortization	(91,530)	(89,515)

	$93,456	$94,279

Intangible assets:  As of March 31, 2007 and December 31, 2006, intangible assets were as follows (in thousands, except life data):

	Weighted	March 31, 2007			December 31, 2006
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$301,546	$(110,161)	$191,385	$292,339	$(100,990)	$191,349
Infectious diseases	11	72,480	(11,760)	60,720	72,480	(10,020)	62,460
Dematology	19	110,315	(45,217)	65,098	85,337	(42,786)	42,551
Other products	11	325,899	(166,860)	159,039	318,065	(157,620)	160,445

Total product rights	14	810,240	(333,998)	476,242	768,221	(311,416)	456,805
License agreement	5	67,376	(52,700)	14,676	67,376	(49,866)	17,510

Total intangible assets		$877,616	$(386,698)	$490,918	$835,597	$(361,282)	$474,315

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	2007	2008	2009	2010	2011	Thereafter

Product rights
Neurology	$21,680	$28,765	$28,623	$27,706	$21,933	$63,120
Infectious diseases	5,220	6,960	6,960	6,960	6,960	27,660
Dermatology	7,494	9,992	9,990	9,982	9,877	17,902
Other products	19,770	18,885	18,007	16,945	16,049	68,802

Total product rights	54,164	64,602	63,580	61,593	54,819	177,484
License agreement	8,504	6,172	—	—	—	—

Total	$62,668	$70,774	$63,580	$61,593	$54,819	$177,484

Amortization expense for the three months ended March 31, 2007 and 2006 was $19,131,000 and $17,523,000, respectively, of which $16,296,000 and $14,364,000, respectively, related to amortization of acquired product rights.

7.	Income Taxes

We incur losses in the United States, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in U.S. product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The increase in the valuation allowance for the three months ended March 30, 2007 was insignificant since the U.S. loss was insignificant. Our effective tax rate for the three months ended March 31, 2007 was affected by pre-tax losses resulting from a restructuring charge of $3,042,000 in Puerto Rico for which we do not expect to realize income tax benefits. A provision for income taxes of $7,292,000 was recorded for this period which primarily represents the taxes payable on earnings in tax jurisdictions outside the United States, interest on U.S. liabilities recorded in conjunction with the 1997 - 2001 IRS examination and state and local taxes.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 became effective for Valeant as of January 1, 2007. As a result of the adoption of FIN 48, we recognized an increase of $1,560,000 to the beginning balance of accumulated deficit on the balance sheet. At January 1, 2007 we had $122,697,000 of unrecognized benefits, of which $32,225,000 would reduce our effective tax rate, if recognized.

Of the total unrecognized tax benefits at the adoption date, $24,799,000 was recorded as an offset against a valuation allowance. To the extent such portion of unrecognized tax benefits is recognized at the time when a valuation allowance no longer exists, the recognition would affect our tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, we had recorded $18,432,000 for interest and $2,602,000 for penalties. We accrued additional $862,000 of interest during the quarter ended March 31, 2007.

In 2005, we recorded $57,092,000 as an estimate of additional tax expense expected to result from the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001. The net impact to the tax provision was $22,153,000 after reversal of the valuation allowance for losses that would be recognized if

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

these examination adjustments were realized. Interest and penalties have also been accrued which bring the balance of the reserve for these items to $27,000,000.

The most significant adjustments proposed by the IRS for this period resulted from a transaction in 1999, when the Company restructured its operations by contributing the stock of several non-U.S. subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 U.S. Income Tax Return. We discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 tax return. The IRS denied our request to rule that reasonable cause existed for the failure to provide the agreements and proposed an adjustment that would increase taxable income by approximately $120,000,000.

We have been pursuing resolution of the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 through a formal appeals process which we expect to be completed in the next six months. As a result, it is reasonably possible that $78,872,000 of the unrecognized benefits will reverse within the next twelve months, which will reduce the liability for uncertain tax positions by $80,413,000 (including the effect on deferred tax assets, interest and penalties). The provision for income taxes is expected to be reduced by $20,000,000 to $25,000,000, primarily related to resolution of the gain recognition issue which arose for the year ended December 31, 1999. The difference will adjust the deferred tax assets and the valuation allowance.

We are currently under audit by the IRS for the 2002 through 2004 tax years. For the U.S., all years prior to 1997 are closed under the statute. Although the examination process is expected to be completed in 2007, we expect to begin a formal appeal for proposed adjustments with which we do not agree. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.

8.	Common Stock and Share Compensation

In May 2006, our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 2003 Equity Incentive Plan. The number of shares of common stock under the Incentive Plan was 22,304,000 in the aggregate at March 31, 2007. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and stock bonuses (collectively, “awards”) to our key employees, officers, directors, consultants and advisors. Options granted under the Incentive Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan shares may be issued as phantom stock awards or restricted stock unit awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four-year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2005	14,632	$17.80
Granted	2,014	$18.54
Exercised	(1,592)	$19.38
Canceled	(1,703)	$21.81

Shares under option, December 31, 2006	13,351	$18.28
Granted	79	$17.32
Exercised	(347)	$17.32
Canceled	(353)	$20.58

Shares under option, March 31, 2007	12,730	$18.41

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at December 31, 2006	8,374	$18.00

Exercisable at March 31, 2007	8,020	$18.15

Awards available for grant at December 31, 2006	4,376

Awards available for grant at March 31, 2007	4,643

The schedule below reflects the number of outstanding and exercisable options as of March 31, 2007 segregated by price range (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$ 8.10 to $17.72	5,102	$13.44	3,395	$11.77	6.85
$18.01 to $22.11	4,283	$18.70	2,047	$18.68	7.84
$22.66 to $46.25	3,345	$25.61	2,578	$26.12	6.18

	12,730		8,020

SFAS No. 123(R) Assumptions and Fair Value:  The fair value of options granted in 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Weighted-average life (years)	5.73	4.10-5.80
Stock price volatility	36%-37%	37%-39%
Expected dividend per share	$0.00	$0.00-$0.31
Risk-free interest rate	4.52-4.70%	4.54-4.80%
Weighted-average fair value of options	$7.37	$7.83

The aggregate intrinsic value of the stock options outstanding at March 31, 2007 was $20,327,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at March 31, 2007 was $18,933,000. During the three months ended March 31, 2007 stock options with an aggregate intrinsic value of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

$2,150,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options that vested in the three months ended March 31, 2007, as determined using the Black-Scholes valuation model, was $1,442,000.

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount. There are 7,000,000 shares of common stock reserved for issuance under the ESPP, plus an annual increase on the first day of our fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In 2006, we issued 64,000 shares of common stock for proceeds of $938,000 under the ESPP. In the three-month period ended March 31, 2007, 24,703 shares were issued for proceeds of $359,000.

Phantom Stock Awards:  Non-employee members of our board of directors receive compensation in the form of phantom stock grants, cash retainers and meeting fees for each meeting they attend during the year. Directors also have the option to receive phantom stock awards in lieu of fees otherwise payable in cash. During the three months ended March 31, 2007 and the year ended December 31, 2006, we granted our non-employee directors 6,614 and 69,874 shares of phantom stock, respectively. The phantom stock issued to non-employee directors in these periods had a fair value of $118,000 and $1,179,000, respectively. Each share of phantom stock granted to non-employee directors vests over one year or less, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock one year after the director ceases to serve as a member of the Company’s Board. Each share of phantom stock granted to certain officers of the company vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of the Company’s common stock upon vesting. During 2007 and 2006, the Company recorded non-cash charges related to the vesting of phantom stock of $341,000 and $1,235,000, respectively. As of March 31, 2007 and December 31, 2006, there were 275,138 and 268,524 shares of phantom stock outstanding, respectively. In prior years the Company assumed outstanding employee stock options in connection with the Ribapharm acquisition. Stock compensation expense recorded in connection with these stock options totaled $117,000 and $771,000 for the year ended December 31, 2006.

A summary of stock compensation expense for our stock incentive plans is presented below (in thousands):

	Recorded as	To be Recorded
	Expense Through	as Expense in
	March 31, 2007	Future Periods

Employee stock options	$3,498	$19,706
Employee stock purchase plan	26	—
Phantom and restricted stock units	457	911

Total stock-based compensation expense	$3,981	$20,617

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense was charged to the following accounts (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Cost of goods sold	$190	$434
Selling expenses	993	854
General and administrative expenses	2,493	3,532
Research and development costs	305	798

Total stock compensation expense	$3,981	$5,618

Future stock compensation expense for restricted stock and stock option incentive awards outstanding at March 31, 2007 is as follows (in thousands):

Remainder of 2007	$11,188
2008	6,132
2009	2,520
2010 and thereafter	777

$20,617

Dividends:  We declared and paid quarterly cash dividends of $0.0775 per share for the first quarter of 2006. We did not pay dividends for the first quarter of 2007.

9.	Commitments and Contingencies

We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:

Derivative Actions Related to Ribapharm Bonuses:  We were a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purported to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuit asserted claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff sought, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering. In March 2007, the complaint was dismissed, with prejudice. The court has retained jurisdiction to consider an application for attorneys’ fees and expenses by plaintiff’s counsel.

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

We settled the litigation with respect to ten of the defendants prior to trial. The claims with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,050,000 and $3,000,000, respectively, were tried in Delaware Chancery Court in a one-week trial beginning February 27, 2006. On July 28, 2006, we entered into a settlement agreement with Mr. Panic, which was amended on October 6, 2006. Pursuant to that settlement, Mr. Panic paid us $20,000,000. We recorded a $17,550,000 gain resulting from this settlement. The

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

amount reflects the settlement proceeds net of related costs associated with the litigation and settlement arrangement.

On March 1, 2007, the Delaware Court of Chancery issued an opinion finding Mr. Jerney liable for breach of fiduciary duty and on March 14, 2007 entered an order requiring Mr. Jerney to pay us a total of $6,983,085. Mr. Jerney purported to file a pro se appeal on April 12, 2007. The Company has filed a motion to dismiss the appeal.

SEC Investigation:  We are the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for taribavirin, matters regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others. In September 2006, our board of directors established a Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. We have cooperated fully and will continue to cooperate with the SEC in its investigation. We cannot predict the outcome of the investigation.

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006 respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases before Judge Ronald L. Bauer. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeds to conclusion. The plaintiff in the Pronko action filed an amended complaint on April 11, 2007. The defendants have not yet responded to the complaint. We will evaluate the amended complaint and respond accordingly.

We are a nominal defendant in a shareholder derivative action pending in the Court of Chancery of the state of Delaware, styled Sherwood v. Tyson, et. al., filed on March 20, 2007. This complaint also purports to assert derivative claims on the Company’s behalf for breach of fiduciary duties, gross mismanagement and waste, constructive fraud and unjust enrichment related to the alleged backdating of employee stock options. The plaintiff seeks, among other things, damages, an accounting, disgorgement, rescission and/or repricing of stock options, and imposition of a constructive trust for the benefit of the Company on amounts by which the defendants were unjustly enriched. The defendants have not yet responded to the complaint. We will evaluate the complaint and respond accordingly.

Patent Oppositions:  Various parties are opposing our ribavirin patents in actions before the European Patent Office (E.P.O.), and we are responding to these oppositions. One patent, which benefited from patent extensions in the major European countries that provided market protection until 2010, has been revoked by the Opposition Division of the E.P.O. We have filed an appeal within the E.P.O., and a decision on this appeal is expected in the fall of 2007. A second European patent, whose term extends to 2017, is the subject of a current opposition proceeding in the E.P.O. The oral proceedings in this opposition are scheduled to take place on June 12, 2007.

Should the opponents ultimately prevail against both of our ribavirin patents, the ribavirin component of the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Under the terms of our license agreement with Roche, loss of patent protection would result in the cessation of royalty payments from Roche. However, since royalty payments from Schering-Plough, our other licensee of ribavirin, do

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

not depend on the existence of a patent, payments from Schering-Plough would continue whatever the outcome of the Opposition Oral Proceeding. In either case, data exclusivity applies to these products until 2010.

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

Permax Product Liability Cases:  On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc., Case No. 07 L 47 in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois. This case, which has been removed to federal court in the Northern District of Illinois, alleges that the use of Permax for restless leg syndrome caused the plaintiff to have valvular heart disease, and as a result, she suffered damages, including extensive pain and suffering, emotional distress and mental anguish. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suit. Under an agreement between Valeant and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, associated with this claim. Product liability insurance exists with respect to this claim. Although it is expected that the insurance proceeds will be sufficient to cover existing claims against us, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on our consolidated financial position, results of operation or liquidity.

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

Trademark Litigation:  Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and our VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions, including Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Czech Republic, European Union, France, Germany, Indonesia, Israel, Japan, Korea (for the VALEANT trademark in Korean characters), Malaysia, New Zealand, Romania, Slovak Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

the United Kingdom and the United States. Valent Biosciences’ oppositions in Chile, Colombia, Czech Republic, France, Indonesia, Japan, New Zealand, Romania, Slovak Republic, Spain, Switzerland, and Turkey have been denied. Valent Biosciences is appealing the denial of their opposition in Turkey. Also, we have initiated actions to cancel trademark registrations owned by Valent Biosciences in Germany, Israel, South Korea and the United Kingdom and have opposed Valent’s application to register the VALENT mark in Switzerland in connection with pharmaceuticals. We have responded or will respond to all opposition proceedings that have been filed, and the opposition proceeding in the United States is currently stayed. Valent Biosciences has also filed for cancellation of the VALEANT trademark registration in Austria. If Valent’s cancellation filing or any of its opposition proceedings are successful, we would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in the VALEANT mark in those particular jurisdictions.

Former ICN Yugoslavia Employees:  In December 2003, sixteen former employees of ICN Yugoslavia filed a complaint in state court in Orange County, California. Plaintiffs allege that we breached a promise by Milan Panic, who allegedly offered plaintiffs full pay and benefits if they boycotted the management installed by the Yugoslavian government following its takeover of ICN Yugoslavia. Plaintiffs’ initial complaint and first amended complaint were both dismissed by the judge in March and October 2004, respectively. However, plaintiffs appealed and the Court of Appeal reversed the trial court’s dismissal. Plaintiffs filed their second amended complaint in January 2006, alleging only unjust enrichment and constructive fraud. Discovery has closed. The parties have agreed to submit this matter to binding arbitration. An arbitration date has not been set.

Republic of Serbia Litigation:  In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika for $34,000,000. We received a payment of $28,000,000 in March 2006 and an additional $6,000,000 in February 2007. We recorded a gain resulting from this settlement of $34,000,000 in 2006.

Xcel Pharmaceuticals:  In February 2005, we filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement and certain third-party claims. Part of the Xcel purchase price was placed in an escrow fund to provide funds for any indemnification claims by Valeant. As of March 31, 2007 approximately $5,300,000 of the Xcel purchase price remained in the escrow fund. The indemnification claim is subject to arbitration, and a partial final ruling has been issued awarding the amount of the escrow fund in excess of approximately $1,500,000 to the former Xcel stockholders, who have filed for a motion to confirm the partial final order. We are evaluating our options regarding this matter, including to seek vacatur of the partial final order. We have taken a charge of $3,800,000 for this matter in the three months ended March 31, 2007. The final arbitration hearings are scheduled for June 2007.

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

In the April 2006 strategic restructuring, the pharmaceutical segment formerly described as Asia, Africa, and Australia was eliminated for segment reporting purposes, with the operations in this former segment combined with the remaining three segments. We thus now have three reportable pharmaceutical segments, which comprise our pharmaceutical operations in:

•	North America, comprising the United States and Canada.

•	International. The Latin America, Asia, and Australasia regions are now described as “International.”

•	Europe, Middle East, and Africa (EMEA).

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In addition, we have a research and development division. As part of the restructuring announced on April 3, 2006, certain of our discovery and pre-clinical development assets were sold on December 21, 2006 to Ardea.

The segment information below for the three months ended March 31, 2006 has been restated from our previous presentations to reflect our new segment structure as described above.

The following table sets forth the amounts of our segment revenues and operating income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Revenues
Specialty pharmaceuticals
North America	$71,570	$75,856
International	35,457	45,189
EMEA	69,865	60,355

Total specialty pharmaceuticals	176,892	181,400
Alliance revenue (including Ribavirin royalties)	36,470	18,091

Consolidated revenues	$213,362	$199,491

Operating Income (Loss)
Specialty pharmaceuticals
North America	$16,747	$23,136
International	475	9,172
EMEA	15,069	4,216

	32,291	36,524
Corporate expenses(1)	(15,893)	(23,142)

Total specialty pharmaceuticals	16,398	13,382
Restructuring charges(2)	(7,238)	(26,466)
Gain on litigation settlement	—	34,000
Research and development	12,004	(12,290)

Consolidated segment operating income	21,164	8,626
Interest income	4,511	2,657
Interest expense	(10,952)	(10,437)
Other, net	1,136	938

Income from continuing operations before provision for income taxes and minority interest	$15,859	$1,784

(1)	All stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
Total Assets	2007	2006

North America	$442,341	$457,503
International	202,618	202,369
EMEA	526,035	515,268
Corporate	291,073	207,803
Research and Development Division	89,699	122,268
Discontinued operations	—	226

Total	$1,551,766	$1,505,437

The following table sets forth our long-term assets by segment as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
Long-Term Assets	2007	2006

North America	$357,230	$353,264
International	74,344	58,763
EMEA	202,549	201,003
Corporate	68,191	75,101
Research and Development Division	31,977	35,105

Total	$734,291	$723,236

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
Therapeutic Area/Product	2007	2006

Neurology
Diastat AcuDial(P)	$11,072	$12,022
Mestinon(P)	10,551	9,817
Cesamet(P)	5,912	3,303
Librax	3,667	2,919
Dalmane/Dalmadorm(P)	2,335	2,466
Migranal(P)	3,036	3,115
Tasmar(P)	1,982	1,185
Melleril(P)	1,541	1,408
Zelapar(P)	195	—
Other Neurology	15,592	14,692

Total Neurology	55,883	50,927

Dermatology
Efudix/Efudex(P)	12,476	15,581
Kinerase(P)	8,381	6,860
Oxsoralen-Ultra(P)	3,883	3,508
Dermatix(P)	2,773	1,834
Other Dermatology	7,839	8,397

Total Dermatology	35,352	36,180

Infectious Disease
Infergen(P)	8,970	13,705
Virazole(P)	5,527	5,801
Other Infectious Disease	5,159	4,731

Total Infectious Disease	19,656	24,237

Other Therapeutic Classes
Solcoseryl(P)	5,347	3,377
Bisocard(P)	4,694	3,565
Bedoyecta(P)	4,623	10,580
MVI (multi-vitamin infusion)(P)	2,493	2,267
Protamin(P)	2,071	1,552
Espaven(P)	1,867	1,302
Nyal(P)	1,763	1,754
Other products	43,143	45,659

Total Other therapeutic classes	66,001	70,056

Total product sales	$176,892	$181,400

Total promoted product sales	$101,492	$105,002

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2007 two customers accounted for more than 10% of consolidated product sales. During this period, sales to McKesson Corporation and its affiliates were $28,873,000 in the United States, Canada, and Mexico and sales to Cardinal Health were $18,649,000 in the United States. In the three months ended March 31, 2006, sales to McKesson Corporation and its affiliates were $23,068,000 and sales to Cardinal Health were $18,112,000.

11.	Alliance Revenue

We have reported the royalties received from the sale of ribavirin by Schering-Plough and Roche separately from our specialty pharmaceuticals product sales revenue since these royalties were first received in 1998. In 2007, we have begun presenting these royalty revenues within a new category of revenues, “alliance revenue.” The following table provides the details of our alliance revenue in the three months ended March 31, 2007 and the three months ended March 31, 2006 (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006

Ribavirin royalty	$17,220	$18,091
Licensing payment	19,200	—
Other	50	—

Total alliance revenue	$36,470	$18,091

The licensing payment of $19,200,000 was received from Schering-Plough as the initial payment to us in the licensing of pradefovir. Alliance revenue for the three months ended March 31, 2007 also included a $50,000 payment from an unrelated third party for a license to certain intellectual property assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products, primarily in the areas of neurology, infectious disease, and dermatology. Our marketing and promotion efforts focus on our Promoted Products, which include products marketed globally, regionally or locally with annual sales in excess of $5 million. Our products are currently sold in more than 100 markets around the world, with our primary focus on the United States, Canada, Mexico, the United Kingdom, France, Italy, Poland, Germany and Spain.

Our primary value driver is a specialty pharmaceutical business with a global platform. We believe that our global reach and marketing agility make us unique among specialty pharmaceutical companies, and provide us with the ability to leverage compounds in the clinical stage and commercialize them in major markets around the world. In addition, we receive alliance revenue in the form of pradefovir licensing payments from Schering-Plough and royalties from the sale of ribavirin by Schering-Plough and Roche, although such royalties are expected to decline as a result of market competition and ultimately the loss of patents and data exclusivity in European markets and Japan.

Specialty Pharmaceuticals

Product sales from our specialty pharmaceutical segments accounted for 83% of our total revenue from continuing operations for the three months ended March 31, 2007, compared with 91% for the corresponding period in 2006, and decreased $4,508,000 (2%) for the three months ended March 31, 2007 over the same period in 2006. Product sales in the three months ended March 31, 2007 were impacted by reduced sales to certain wholesalers in Mexico and by lower sales of Infergen and Efudex in the United States, compared with the same period in 2006. The reduced sales in Mexico resulted from a competitive reaction to our 2006 distribution channel restructuring in Mexico which we consider to be transitory and not reflective of underlying demand for our products. The decrease in specialty pharmaceutical sales for the three months ended March 31, 2007 was due to a 9% reduction in volume, partly offset by a 5% price increase and a 2% benefit from foreign exchange fluctuations. Product sales from our Promoted Products decreased $3,510,000 (3%) for the three months ended March 31, 2007 over the same period in 2006.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and neurology. Research and development expenses were $23,110,000 for the three months ended March 31, 2007, compared to $29,554,000 for the same period in 2006, resulting in a decrease of $6,444,000 (22%). In April 2006 we announced a major restructuring program which has resulted in a reduction of the size and scope of our research and development activities.

Alliance Revenues

Alliance revenue for the three months ended March 31, 2007 comprised the $19,200,000 pradefovir licensing payment from Schering-Plough, $17,220,000 of ribavirin royalties, and a separate licensing payment of $50,000. Ribavirin royalty revenues decreased $871,000 (5%) and accounted for 8% of our total revenues from continuing operations for the three months ended March 31, 2007 as compared to 9% in the similar three-month period in 2006. The decrease in ribavirin royalties reflects: competitive dynamics between Roche and Schering-Plough in Europe, as Roche’s version of ribavirin, Copegus, gained market share over Schering-Plough’s version of ribavirin, Rebetol, and reduced sales in Japan. We expect ribavirin royalties to continue to decline as a result of market competition between Schering-Plough and Roche and government pricing policies. Valeant is not able to predict when or whether future possible milestones or royalties on pradefovir will be paid.

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

Product Acquisitions.  We plan to selectively license or acquire from third parties product candidates, technologies and businesses that complement our existing business and provide for effective life cycle management of key products. We believe that our drug development and commercialization expertise will allow us to recognize licensing opportunities and to capitalize on research initially conducted and funded by others.

Efficient Manufacturing and Supply Chain Organization.  The objective of the restructuring program as it relates to manufacturing is to further rationalize our manufacturing operations and further reduce our excess capacity. Under our global manufacturing strategy, we also seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing and by other actions to improve efficiencies. We have undertaken major process improvement initiatives and implemented process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution.

Clinical Development Activities.  We are focusing efforts and expenditures on two late stage development projects: taribavirin, a potential treatment for hepatitis C, and retigabine, a potential treatment for partial onset seizures in patients with epilepsy and for neuropathic pain. The restructuring program is designed to rationalize our investments in research and development efforts in line with our financial resources. We previously announced our intentions to sell rights to, out-license, or secure partners to share the costs of our major clinical projects and discovery programs. On January 9, 2007, we licensed the development and commercialization rights to the hepatitis B compound pradefovir to Schering-Plough. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. We continue to pursue partnering opportunities for taribavirin and retigabine to share the costs of development, and look to license in additional compounds in the clinic to diversify our opportunities and the inherent risks associated with product development.

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

The following tables compare 2007 and 2006 revenues by reportable segments and operating expenses for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2007	2006	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$71,570	$75,856	$(4,286)	(6)%
International	35,457	45,189	(9,732)	(22)%
EMEA	69,865	60,355	9,510	16%

Total specialty pharmaceuticals	176,892	181,400	(4,508)	(2)%
Alliance revenue (including Ribavirin royalties)	36,470	18,091	18,379	102%

Total revenues	213,362	199,491	13,871	7%

Costs and Expenses
Costs of goods sold (excluding amortization)	52,098	58,601	(6,503)	(11)%
Selling expenses	64,434	64,275	159	0%
General and administrative expenses	26,187	28,446	(2,259)	(8)%
Research and development costs	23,110	29,554	(6,444)	(22)%
Gain on litigation settlement settlement	—	(34,000)
Restructuring charges and asset impairment	7,238	26,466	(19,228)	(73)%
Amortization expense	19,131	17,523	1,608	9%

Operating income (loss)	$21,164	$8,626	$12,538	145%

Gross profit on product sales (excluding amortization)	$124,794	$122,799

Gross margin	71%	68%

In the North America pharmaceuticals segment, revenues for the three months ended March 31, 2007 were $71,570,000, compared to $75,856,000 for the same period in 2006, representing a decrease of $4,286,000 (6%). The region reported declines in sales of Infergen, Efudex, and Diastat AcuDial, along with decreased sales of certain non-promoted products, which were partly offset by increased sales in the first quarter of Cesamet, Librax, and Kinerase. The decrease in sales of Infergen reflected a decline in the overall market for interferon products in the United States resulting from changes in the treatment of hepatitis C patients. The decline in Efudex sales primarily reflects the pull-through of inventory from our launch of an authorized generic version of Efudex at the end of 2006. The reported growth of Cesamet reflects strong demand for Cesamet in Canada. Product sales in the North America region were 41% of total product sales in the three months ended March 31, 2007, respectively, compared to 42% of total product sales for the same period in 2006. The North America sales decrease of 6% resulted from a volume decrease of 16% offset by a price increase of 10%, with minimal impact from currency fluctuations in Canada.

In the International pharmaceuticals segment, revenues for the three months ended March 31, 2007 were $35,457,000 compared to $45,189,000 for the same period in 2006, a decrease of $9,732,000 (22%). The decline was driven by a significant reduction in sales in Mexico, which was precipitated by a negotiating tactic by two major wholesalers, who felt disadvantaged by changes we made in our distribution operations in 2006. This impacted Bedoyecta and nearly all products in Mexico. We view this as a transitory issue and believe it does not impact underlying demand for our products in Mexico. The region reported increased sales in the first quarter of Espaven and M.V.I., which were offset by declines in sales of Bedoyecta, Mestinon and Reptilase along with decreased sales of non-promoted products. The International sales decrease of 22% resulted from a 26% decrease in volume and a 1% negative impact from currency fluctuations, partially offset by a 5% price increase.

In the EMEA pharmaceuticals segment, revenues for the three months ended March 31, 2007 were $69,865,000, compared to $60,355,000 for the same period in 2006, representing an increase of $9,510,000

(16%). The EMEA sales increase resulted from an 11% increase in volume and an 8% benefit from currency fluctuations, offset by a 3% reduction in aggregate prices, and increased sales in the first quarter of Solcoseryl, Tasmar, Mestinon and Dermatix, which were offset by declines in sales of Tepilta and Calcitonin, along with decreased sales of non-promoted products. Also contributing $492,000 to the sales increase was the acquisition of the European rights to nabilone, the product we sell as Cesamet in the United States and Canada. Sales in Germany for the three months ended March 31, 2006 were negatively impacted by wholesaler buying patterns. Europe continues to be impacted by government-imposed price reductions and lower sales volume of non-promoted products.

Alliance Revenue (including Ribavirin royalties):  Ribavirin royalties represent amounts earned under the ribavirin license and supply agreements with Schering-Plough and Roche. Under a license and supply agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C. We receive royalty fees from Roche under a license agreement on sale of Roche’s version of ribavirin, Copegus, for use in combination with interferon alfa or pegylated interferon alfa. Ribavirin royalties from Schering-Plough and Roche for the three months ended March 31, 2007 were $17,220,000, compared to $18,091,000 for the same period in 2006. Such royalties are expected to decline as a result of market competition, price reductions and the eventual loss of exclusivity in Europe and Japan. Alliance revenues in the three months ended March 31, 2007 included a licensing payment of $19,200,000 which we received from Schering-Plough as an initial payment for the license to pradefovir. Valeant is not able to predict when or whether future possible milestones or royalties on pradefovir will be paid. Alliance revenue in the three months ended March 31, 2007 also included $50,000 paid to us by an unrelated third party for certain intellectual property rights.

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales was 71% for the first quarter of 2007, compared with 68% for the same period in 2006. The increase in gross profit margin primarily reflects reduced inventory write-offs and a temporary shut-down in the first three months of 2006 of our manufacturing facility in Mexico. Our purchase of a paid-up license to Kinetin and Zeatin, the active ingredients in Kinerase, also benefited our gross margin as we no longer are required to pay royalties on this product line.

Selling Expenses:  Selling expenses were $64,434,000 for the three months ended March 31, 2007, compared to $64,275,000 for the same period in 2006. As a percent of product sales, selling expenses were 36% for the three months ended March 31, 2007, compared to 35% for the same period in 2006, with the increase in percentage being primarily due to the lower level of product sales in the first three months of 2007.

General and Administrative Expenses:  General and administrative expenses were $26,187,000 for the three months ended March 31, 2007, compared to $28,446,000 for the same period in 2006, resulting in a decrease of $2,259,000 (8%). The decrease in general and administrative expenses reflects savings from our strategic restructuring program. As a percent of product sales, general and administrative expenses were 15% for the three months ended March 31, 2007, compared to 16% for the same period in 2006. Included in general and administrative expenses in the three months ended March 31, 2007 was a $3,800,000 expense for the arbitration loss on the indemnification claim we had against the former shareholders of Xcel Pharmaceuticals associated with sales of Xcel products prior to our acquisition of the company. This was partially offset by a $2,200,000 gain on the sale of an ophthalmic business in Europe.

Research and Development:  Research and development expenses were $23,110,000 for the three months ended March 31, 2007, compared to $29,554,000 for the same period in 2006, resulting in a decrease of $6,444,000 (22%). This decrease reflects the completion of the VISER clinical trials for taribavirin and savings from our strategic restructuring program. We have significantly reduced the scope of our research and development activities. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials.

Gain on Litigation Settlement:  In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika for $34,000,000. We received a payment of $28,000,000 in March 2006 and received the remaining amount in February 2007.

Restructuring Charges:

We have revised our estimate of the total costs of the restructuring program that we initiated in 2006. We anticipate that the total restructuring program will result in charges that will range between $145,000,000 and $155,000,000. These charges include impairment charges resulting from the sale of our former headquarters facility and discovery and pre-clinical operations equipment and from the planned sale of our manufacturing facilities in Puerto Rico and Switzerland. The anticipated charges also include employee severance costs resulting from a total reduction of approximately 850 employees, the majority of whom work in the manufacturing facilities which will be sold. As of March 31, 2007, employee severance costs have been accrued for 480 employees.

We recorded provisions of $7,238,000 in the three months ended March 31, 2007, in connection with the restructuring program, compared with $26,466,000 for the same period in 2006. Severance charges recorded in the three months ended March 31, 2007 total $3,781,000 and relate to employees whose positions were eliminated in the restructuring. The restructuring charges for the three months ended March 31, 2007 represent charges of $3,042,000, $2,177,000 and $2,019,000 in respect of the North America, EMEA and Corporate reporting segments, respectively.

We expect to sell our factories in Basel, Switzerland and Puerto Rico in the next three months. We transferred these factories to “held for sale” classification in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in December 2006.

Restructuring Charge Details (in thousands)

	Three Months	Year	Three Months
	Ended	Ended	Ended	Cumulative	Estimated
	March 31,	December 31,	March 31,	Total	Total Upon
	2006	2006	2007	Incurred	Completion

Employee Severances (approximately 480 employees)	$6,644	$16,997	$3,781	$20,778	$20,000-$23,000
Contract cancellation and other cash costs	—	1,662	2,081	3,743	$3,000-$5,000

Subtotal: Cash Charges	6,644	18,659	5,862	24,521	$23,000-$28,000
Abandoned software and other capital assets	19,822	22,178	—	22,178	$22,000-$23,000
Impairment of manufacturing and research facilities	—	97,344	1,376	98,720	$100,000-$104,000

Subtotal: Non-cash charges	19,822	119,522	1,376	120,898	$122,000-$127,000

Total:	$26,466	$138,181	$7,238	$145,419	$145,000-$155,000

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

	Three Months
	Ended	Three Months
	December 31,	Ended
	2006	March 31, 2007

Opening accrual	$4,453	$5,216
Charges to earnings	3,699	6,024
Cash paid	(2,936)	(5,309)

Closing accrual	$5,216	$5,931

We have recorded impairment charges of $534,000 related to our manufacturing plant in Humacao Puerto Rico and $615,000 related to our manufacturing plant in Birsfelden, Switzerland in the three months ended March 31, 2007. Included within these charges is $162,000 of cash-related charges.

Amortization:  Amortization expense was $19,131,000 for the three months ended March 31, 2007, compared to $17,523,000 for the same period in 2006, resulting in an increase of $1,608,000 (9%). The increase is the result of the acquisition of product rights for Kinerase, nabilone and Melleril, offset in part by a declining amortization expense for the rights to the ribavirin royalty.

Other Income (expense), Net, Including Translation and Exchange:  Other income (expense), net, including translation and exchange was income of $1,136,000 in the three months ended March 31, 2007, compared to income of $938,000 for the same period in 2006.

Interest Expense, net:  Interest expense net of interest income decreased $1,339,000 (17%) during the three months ended March 31, 2007, compared to the same period in 2006, primarily as a result of higher interest income on higher cash and investment securities balances.

Income Taxes:  The tax provisions in the first quarter of both 2007 and 2006 relate to the profits of our foreign operations, foreign withholding taxes, liabilities associated with the 1997 through 2001 IRS examination and, state and local taxes in the United States. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for United States income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses.

Income from Discontinued Operations, Net of Taxes:  Our income from discontinued operations was $1,000 for the three months ended March 31, 2007. This compares to a loss of $212,000 in the three-month period ended March 31, 2006. The loss from discontinued operations relates to closure and wind up of discontinued manufacturing operations in Central Europe and a discontinued Biomedicals facility in Irvine, California.

Liquidity and Capital Resources

Cash and marketable securities totaled $363,753,000 at March 31, 2007 compared to $335,745,000 at December 31, 2006. The increase in cash of $28,008,000 resulted from the sale of the former headquarters building in Costa Mesa, California for $36,758,000, the $19,200,000 pradefovir licensing payment from Schering-Plough, the collection of the $6,000,000 settlement payment from the Republic of Serbia, offset in part by the reduction in trade payables and accrued liabilities. Working capital was $536,742,000 at March 31, 2007 compared to $529,767,000 at December 31, 2006. The increase in working capital of $6,975,000 primarily resulted from the increase in cash and decrease in trade payables and accrued liabilities, partly offset by a reduction in accounts receivable.

Cash provided by operating activities is expected to be our primary source of funds in 2007. During the three months ended March 31, 2007, cash provided by operating activities totaled $27,186,000 compared to $40,838,000 in the same period in 2006, representing a decrease of $13,652,000. The cash provided by operating activities for the three months ended March 31, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough. The cash provided by operating activities for the three months ended March 31, 2006 included receipt of $28,000,000 from the Republic of Serbia. Other than the impact of these two individual receipts the decline in cash provided by operating activities was a result of a reduction of accounts payable and income tax liabilities, offset by a reduction of accounts receivable.

Cash provided by investing activities was $4,433,000 for the three months ended March 31, 2007 compared with cash used in investing activities of $14,857,000 for the same period in 2006. In 2007, cash provided by investing activities included $36,758,000 from the sale of our former Costa Mesa headquarters and research facility, and $1,686,000 for the sale of an ophthalmics business in Europe, offset in part by cash used for product acquisitions of $31,325,000 and cash used to purchase marketable securities of $6,800,000. In 2006 cash used in investing activities consisted primarily of capital expenditures on corporate programs and existing facilities, offset in part by cash proceeds from sales of assets.

Cash used in financing activities was $3,006,000 in the three months ended March 31, 2007 and principally consisted of payments of long-term debt of $7,750,000, including the extinguishment of a mortgage in Switzerland, partly offset by proceeds from stock options of $3,855,000 and proceeds from the employee stock purchase plan of $359,000. We did not pay dividends on common stock in the three months ended March 31, 2007. Cash used in financing activities was $6,900,000 in the three months ended March 31, 2006 and principally consisted of dividends paid on common stock of $7,173,000 offset in part by cash proceeds for employee stock option exercises.

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

We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contract. As of March 31, 2007, we have collateral of $8,060,000 comprising marketable securities and included in other assets in the accompanying balance sheet.

Management believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements at least through March 31, 2008, and to provide cash needed to fund capital expenditures and its clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances and cash flow from operations.

We declared and paid quarterly cash dividends of $0.0775 per share for the first quarter of 2006. We did not pay dividends for the first quarter of 2007. Our board of directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions, including covenants, and other factors. There are significant contractual limitations on our ability to pay dividends under the terms of the indenture governing our 7% senior notes due 2011.

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

Based on our analysis, we initiated a Phase 2b study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon. A ribavirin control arm also is included in the study. The primary endpoint for the study will be the week 12 analysis. If the results of the 12-week analysis are positive, we plan to select a dose and initiate a large Phase 3 study. If we initiate a Phase 3 study, we may seek a partner to share the investment and risk of this larger development program.

The timeline and path to regulatory approval of taribavirin remains uncertain at this time. The completion of another Phase 3 trial would add significantly to the drug’s development cost and the time it takes to complete development, whether or not we are able to secure a development partner, thereby delaying the commercial launch of taribavirin and possibly weakening its position in relation to competing treatments. Our external research and development expenses for taribavirin were $1,587,000 for the three months ended March 31, 2007, compared with $6,693,000 for the same period in 2006.

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

Following a Special Protocol Assessment by the FDA, two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) is being conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) is being conducted at 60 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. Enrollment of the first patient in the RESTORE2 trial occurred in December 2005. Both RESTORE1 and RESTORE2 are approximately 80% enrolled.

A number of standard supportive Phase 1 trials necessary for successful registration of retigabine will start in 2007. In March 2007 we initiated development of a sustained release formulation of retigabine. In addition, in April 2007 we filed an IND for the treatment of post herpetic neuralgia (PHN), a common form of neuropathic pain.

Assuming successful completion of the Phase 3 trials and approval by the FDA and EMEA, we expect to launch retigabine in the United States and Europe in 2009. We plan to seek a partner to share the investment and risk in the development of retigabine. For the three months ended March 31, 2007, external research and development expenses for retigabine were $8,703,000, compared with $4,015,000 for the same period in 2006.

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

In January 2007, we licensed development and commercial rights to pradefovir to Schering-Plough. Under the terms of the assignment and license agreement, Schering-Plough made an upfront cash payment of $19,200,000 to Valeant and $1,800,000 to Metabasis and will pay up to an additional $90,000,000 in aggregate cash fees to Valeant and Metabasis upon the achievement of certain development and regulatory milestones. Approximately $65,000,000 of the additional fees would be paid to Valeant and $25,000,000 to Metabasis if pradefovir successfully completes development. The amount to be paid to Metabasis includes the remaining $16,000,000 in milestone payments that could have been realized by Metabasis under the previous agreement between Metabasis and Valeant. Schering-Plough also will pay royalties to Valeant and Metabasis in the event pradefovir is commercialized. Valeant is not able to predict when or whether future possible milestones or royalties on pradefovir will be paid.

Based on preliminary results of a 24-month oral carcinogenicity study in mice and rats submitted to Schering-Plough, we have agreed, at Schering-Plough’s request, to discontinue dosing of all patients in the pradefovir extension study as a precautionary measure, pending further analysis of the data by the Schering-Plough team. We have notified the appropriate health authorities and clinical investigators.

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

In connection with this transaction, we acquired patent rights and rights to a clinical trial then underway to expand the labeled indications of Infergen. In the DIRECT trial (IHRC-001) which started in the second quarter of 2004, 514 patients were enrolled. As of March 31, 2007, this study has been completed. We reported 24-week and 48-week data from the trial at a scientific meeting in October 2006. The percent of patients who were virus negative at end-of-treatment (treatment week 48) for the Infergen 9 mcg and 15 mcg groups were 16 percent and 19 percent, respectively (TMA Assay). Response rates at end-of-treatment using the bDNA assay were 22 percent and 25 percent for the Infergen 9 mcg and 15 mcg groups, respectively.

The second DIRECT trial (IHRC-002) has enrolled 144 patients of the possible 171 and is still ongoing. As of March 31, 2007, five patients remained in this trial. Both of the DIRECT trials are reviewed on a regular basis by an independent Data Monitoring Committee to monitor the safety of each trial. Post-treatment follow-up (i.e., last patient visit) for IHRC-002 is expected to be completed in the third quarter of 2007. We expect to report and publish the results from these studies sometime in late 2007.

In March 2007, we initiated a Phase 4 study to evaluate the use of Infergen 15 mcg/day plus ribavirin (1.0-1.2 g/day) in patients who did not have an optimal response at 12 weeks of treatment with pegylated interferon and ribavirin. The multi-center, randomized U.S. study will enroll patients who received initial treatment with pegylated interferon and ribavirin and achieve a >2log 10 decline in HCV RNA at week 12 but still have detectable virus (“partial responders”). The patients will be immediately randomized to receive Infergen 15 mcg/day plus ribavirin (1.0-1.2 g/day) for 36 or 48 weeks or continue on their pegylated interferon and ribavirin regimen for an additional 36 weeks of therapy. All treatment groups will have a 24-week follow up period to measure sustained virologic response.

For the three months ended March 31, 2007, external research and development expenses for Infergen were $2,120,000, compared with $1,861,000 for the same period in 2006.

Cesamet:  Cesamet (nabilone), a synthetic cannabinoid, was approved by the FDA on May 15, 2006 for the treatment of cancer chemotherapy-induced nausea and vomiting (CINV) in patients who have failed to respond adequately to conventional antiemetic treatments. We also market the product in Canada for CINV. In recent years, there has been increasing scientific and clinical evidence regarding the efficacy of cannabinoids in different types of pain, including chronic neuropathic pain. Certain chemotherapy regimens result in neuropathic pain, with more than 90% of patients being affected. We submitted an Investigational New Drug Application to the FDA in January 2007, to evaluate Cesamet in the treatment of chronic neuropathic pain associated with cancer chemotherapy. We expect to start this development program in 2007.

Foreign Operations

Approximately 63% and 66% of our revenues from continuing operations, which includes royalties, for the three months ended March 31, 2007 and 2006, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

In some markets customers have the rights to return products to us under certain conditions. Historically and in the three month periods ended March 31, 2007 and 2006, the provision for sales returns was less than 3% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

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

Income Taxes

Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved favorably for us and could have a material adverse effect on our reported effective tax rate and after-tax cash flows. We record liabilities based on the recognition and measurement criteria of FIN 48, which involves significant management judgment. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for uncertain tax positions. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates. To the extent that our estimates differ from amounts eventually assessed and paid our income and cash flows can be materially and adversely affected.

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

Stock-based Compensation Expense

We apply SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 was $3,981,000, compared with $5,618,000 for the similar time period in 2006. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years.

We estimate the value of employee stock options on the date of grant using the Black-Sholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2007 and 2006 was $7.37 and $7.83, respectively, determined using the Black Sholes model and the following weighted-average assumptions:

	2007	2006

Weighted-average life (years)	5.73	4.10 - 5.80
Stock price volatility	36% - 37%	37% - 39%
Expected dividend per share	$0.00	$0.00 - $0.31
Risk-free interest rate	4.52 - 4.70%	4.54 - 4.80%
Weighted-average fair value of options (per share)	$7.37	$7.83

As stock-based compensation expense recognized in the consolidated statement of operations in 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at March 31, 2007 is $20,617,000. This will be amortized to expense as follows: $11,188,000 in the remaining quarters of 2007, $6,132,000 in 2008, $2,520,000 in 2009 and $777,000 in 2010 and thereafter.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to non-income tax matters. In accordance, with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 9 of notes to consolidated condensed financial statements for a discussion of contingencies.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three months ended March 31, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 8, 2007, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. You should understand that various important factors and assumptions, including those set forth below, could cause our actual results to differ materially from those anticipated in this report.

•	The future growth of our business depends on the development and approval of new products by us and our licensees, including taribavirin, pradefovir and retigabine. The process of developing new drugs has an inherent risk of failure. For example, product candidates may turn out to be ineffective or unsafe in clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. Our inability to develop our products due to these or other factors could have a material adverse effect on future revenues.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our current business plan includes targeted expansion through acquisitions of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations, in addition to the development of new products. If we are unable to successfully execute on our expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of our business may be negatively affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. At March 31, 2007 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our debt agreements permit us to incur additional debt, subject to certain restrictions, but there is no guaranty that we will actually be able to borrow any money should the need for it arise.

•	We are involved in several legal proceedings, including those described in Note 9 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At March 31, 2007, the fair values of our financial instruments were as follows (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Forward contracts	$114,000	$(434)	$(434)
Interest rate swaps	150,000	(3,681)	(3,681)
Outstanding debt	780,000	(780,000)	(724,000)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At March 31, 2007, we had $679,000 of foreign denominated variable rate debt that would subject it to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our first quarter

2007 pretax earnings. In addition, we have $780,000,000 of fixed rate debt as of March 31, 2007 that requires U.S. dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiary units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $29,500,000 as of March 31, 2007.

We estimated the sensitivity of the fair value of our derivative Polish Zloty to U.S. Dollar exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. Dollar against the Zloty at March 31, 2007. The analysis showed that a 10% strengthening of the U.S. Dollar would have resulted in a gain from a fair value change of $6,683,000 and a 10% weakening of the U.S. Dollar would have resulted in a loss from a fair value change of $8,169,000 in these instruments. Losses and gains on the underlying transactions being hedged would have largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

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

As of March 31, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. Pursuant to the instructions to Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our most recent Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our most recent Form 10-K and the other risks described in this Form 10-Q.

If we, our partners or licensees cannot successfully develop or obtain future products and commercialize those products, our growth would be delayed.

Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active development program involving compounds owned by us or licensed from others which we may commercially develop in the future. We are in clinical trials for taribavirin and retigabine. Partners or licensees may also help us develop these and other product candidates in the future and are responsible for developing other product candidates, such as pradefovir, that have been licensed to them. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we, our partners or our licensees will be able to develop or acquire new products, successfully complete clinical trials, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture the potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. It may be necessary for us to enter into other licensing arrangements, similar to our ribavirin arrangements with Schering-Plough and Roche, with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.

There can be no assurance that the clinical trials of any of our product candidates, including taribavirin and retigabine, or those of our licensees, including pradefovir, will be successful, that the product candidates will be granted approval to be marketed for any of the indications being sought or that any of the product candidates will result in a commercially successful product.

The pending SEC investigation could adversely affect our business and the trading price of our securities.

The SEC is conducting an investigation regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase 3 trial for taribavirin. In addition, the SEC requested data regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, the former chairman and chief executive officer, and others. In September 2006, our board of directors established the Special Committee to review our historical stock option practices and related accounting. The Special Committee concluded its investigation in January 2007. We have briefed the SEC with the results of the Special Committee’s investigation. We have cooperated fully and will continue to cooperate with the SEC on its investigation. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director, our business (including our ability to complete financing transactions) and the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have an adverse impact on our business or the trading price of our securities regardless of the ultimate outcome of the investigation. In addition, the SEC inquiry has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the investigation is concluded.

Item 6.	Exhibits

(a)	Exhibits

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
10.1	Description of Registrant’s Executive Incentive Plan, previously filed as Item 5.02 in the Registrant’s Current Report on Form 8-K, dated March 28, 2007, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/  Timothy C. Tyson
Timothy C. Tyson
President and Chief Executive Officer

Date: May 8, 2007

/s/  Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2007

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
10.1	Description of Registrant’s Executive Incentive Plan, previously filed as Item 5.02 in the Registrant’s Current Report on Form 8-K, dated March 28, 2007, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.