Form 10-Q
period 2007-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-08-07
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of July 31, 2007 was 91,943,461.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(In thousands, except par value data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$377,411	$326,002
Marketable securities	9,239	9,743
Accounts receivable, net	212,115	227,452
Inventories, net	126,249	142,679
Assets held for sale	—	48,515
Prepaid expenses and other current assets	16,882	16,398
Current deferred tax assets, net	6,283	8,071
Income taxes	5,817	2,526

Total current assets	753,996	781,386
Property, plant and equipment, net	101,997	94,279
Deferred tax assets, net	63,886	21,514
Goodwill	80,162	80,162
Intangible assets, net	479,488	474,315
Other assets	51,475	53,555
Assets of discontinued operations	—	226

Total non-current assets	777,008	724,051

	$1,531,004	$1,505,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$52,510	$60,621
Accrued liabilities	127,191	142,532
Notes payable and current portion of long-term debt	2,249	9,237
Income taxes	5,311	39,818

Total current liabilities	187,261	252,208
Long-term debt, less current portion	776,475	778,196
Deferred tax liabilities, net	1,447	3,255
Liabilities for uncertain tax positions	56,176	—
Other liabilities	24,417	18,182
Liabilities of discontinued operations	16,956	18,343

Total non-current liabilities	875,471	817,976

Total liabilities	1,062,732	1,070,184

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 93,732 (June 30, 2007) and 94,415 (December 31, 2006) shares outstanding (after deducting shares in treasury of 2,694 as of June 30, 2007 and 1,094 as of December 31, 2006)	937	944
Additional capital	1,253,562	1,263,318
Accumulated deficit	(825,010)	(848,467)
Accumulated other comprehensive income	38,783	19,458

Total stockholders’ equity	468,272	435,253

	$1,531,004	$1,505,437

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2007 and 2006
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Product sales	$212,052	$208,757	$388,944	$390,157
Alliance revenue (including ribavirin royalties)	18,955	21,635	55,425	39,726

Total revenues	231,007	230,392	444,369	429,883

Costs and expenses:
Cost of goods sold (excluding amortization)	62,116	65,759	114,214	124,360
Selling expenses	74,684	66,270	139,118	130,545
General and administrative expenses	28,963	30,668	55,150	59,114
Research and development costs	24,617	26,867	47,727	56,421
Gain on litigation settlements	—	—	—	(34,000)
Restructuring charges and asset impairment	6,337	53,083	13,575	79,549
Amortization expense	20,316	17,514	39,447	35,037

Total costs and expenses	217,033	260,161	409,231	451,026

Income (loss) from operations	13,974	(29,769)	35,138	(21,143)
Other income (loss), net, including translation and exchange	1,682	756	2,818	1,694
Interest income	4,769	2,715	9,280	5,372
Interest expense	(10,882)	(10,861)	(21,834)	(21,298)

Income (loss) from continuing operations before income taxes	9,543	(37,159)	25,402	(35,375)
Provision (benefit) for income taxes	(7,289)	5,163	3	12,706

Income (loss) from continuing operations	16,832	(42,322)	25,399	(48,081)

Loss from discontinued operations	(382)	(197)	(381)	(409)

Net income (loss)	$16,450	$(42,519)	$25,018	$(48,490)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.46)	$0.27	$(0.52)
Loss from discontinued operations	(0.01)	—	(0.01)	—

Basic income (loss) per share:	$0.17	$(0.46)	$0.26	$(0.52)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.46)	$0.26	$(0.52)
Loss from discontinued operations	(0.01)	—	—	—

Diluted income (loss) per share:	$0.17	$(0.46)	$0.26	$(0.52)

Shares used in per share computations	94,868	92,818	94,722	92,794

Shares used in per share computation — Diluted	96,154	92,818	96,091	92,794

Dividends paid per share of common stock	$—	$0.08	$—	$0.16

Dividends declared per share of common stock	$—	$0.08	$—	$0.16

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months and six months ended June 30, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$16,450	$(42,519)	$25,018	$(48,490)
Other comprehensive income (loss):
Foreign currency translation adjustments	12,027	8,280	11,912	10,626
Unrealized gain (loss) on marketable equity securities and other	7,410	(1,415)	7,637	(972)
Pension liability adjustment	(217)	(263)	(223)	(295)

Comprehensive income (loss)	$35,670	$(35,917)	$44,344	$(39,131)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$25,018	$(48,490)
Loss from discontinued operations	(381)	(409)

Income (loss) from continuing operations	25,399	(48,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,339	47,071
Provision for losses on accounts receivable and inventory	5,385	7,671
Stock compensation expense	7,494	10,697
Translation and exchange gains, net	(2,818)	(1,694)
Impairment charges and other non-cash items	4,483	67,806
Deferred income taxes	12,826	(3,787)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,950	(11,428)
Inventories	(4)	(12,435)
Prepaid expenses and other assets	(2,287)	376
Trade payables and accrued liabilities	(20,737)	3,015
Income taxes	(37,730)	(11,314)
Other liabilities	1,190	1,732

Cash flow from operating activities in continuing operations	56,490	49,629
Cash flow from operating activities in discontinued operations	(1,852)	(418)

Net cash provided by operating activities	54,638	49,211

Cash flows from investing activities:
Capital expenditures	(15,598)	(19,840)
Proceeds from sale of assets	37,282	8,037
Proceeds from sale of businesses	29,486	—
Proceeds from investments	15,122	8,165
Purchase of investments	(17,100)	(8,900)
Acquisition of businesses, license rights and product lines	(35,287)	(2,932)

Cash flow from investing activities in continuing operations	13,905	(15,470)
Cash flow from investing activities in discontinued operations	—	(1)

Net cash provided by (used in) investing activities	13,905	(15,471)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,518	—
Payments on long-term debt and notes payable	(9,163)	(6,137)
Proceeds capitalized lease financing and long-term debt	—	578
Stock option exercises and employee stock purchases	10,251	2,395
Purchase of treasury stock	(27,507)	—
Dividends paid	—	(14,354)

Net cash used in financing activities	(24,901)	(17,518)

Effect of exchange rate changes on cash and cash equivalents	7,564	3,501

Net increase in cash and cash equivalents	51,206	19,723
Cash and cash equivalents at beginning of period	326,205	224,903

Cash and cash equivalents at end of period	377,411	244,626
Cash and cash equivalents classified as part of discontinued operations	—	(19)

Cash and cash equivalents of continuing operations	$377,411	$244,607

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

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

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. In addition, we generate alliance revenue from out-licensed products, including royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffman-LaRoche (“Roche”).

Principles of Consolidation:  The accompanying consolidated condensed financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. All significant intercompany account balances and transactions have been eliminated.

Marketable Securities:  We invest in investment grade securities and classify these securities as available-for-sale as they typically have maturities of one year or less and are highly liquid. As of June 30, 2007 and December 31, 2006, the fair market value of these securities approximated cost.

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

Comprehensive Income:  We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, pension funded status and changes in the fair value of derivative financial instruments. We have revised the presentation of other comprehensive income for the three months ended June 30, 2006 to correct the amount reported.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Assets Held for Sale:  In June 2007, we completed the sale of our manufacturing plants in Puerto Rico and Basel, Switzerland. At December 31, 2006 the net book values of these facilities were classified as assets held for sale in the accompanying consolidated condensed financial statements.

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

Treasury Stock.  We have recorded the repurchase of treasury stock by reducing the common stock account for the par value of the shares repurchased and adjusting paid-in capital for the balance. As of December 31, 2006 and June 30, 2007, these adjustments to paid-in capital were $18,561,000 and $46,052,000, respectively, which correspond to 1,094,000 and 2,694,000 treasury shares, respectively.

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

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for Valeant as of January 1, 2008 and we are currently assessing the impact that SFAS No. 157 may have on our financial statements.

SFAS 159.  In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. We have not yet determined if we will elect to apply the options presented in SFAS 159, the earliest effective date that we can make such an election is January 1, 2008.

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

On April 3, 2006, we announced a restructuring program to reduce costs and accelerate earnings growth. With the sale of our manufacturing plants in Basel, Switzerland and Puerto Rico in June 2007, we have completed this restructuring program.

The program was primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it related to research and development activities was to focus our efforts and expenditures on two late stage projects currently in development. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals) (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

The objective of the restructuring program as it related to manufacturing was to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the development of taribavirin. In December 2006, we transferred our former factories in Basel, Switzerland and Puerto Rico to a “held for sale” classification in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In June 2007, we sold these manufacturing facilities and the related inventories to Legacy Pharmaceuticals International for aggregate proceeds of $29,500,000, of which $12,000,000 was received as consideration for inventories sold to Legacy Pharmaceuticals International and $17,500,000 was received as consideration for the manufacturing facilities. Under certain supply agreements, Legacy Pharmaceuticals International will continue to supply us with the products manufactured in these facilities, with this future supply to include certain of the inventories transferred to Legacy. The transaction also included transition payment obligations of $6,000,000 to be paid by Valeant to Legacy Pharmaceuticals International over a 24-month period as well as capital expenditure obligations of $650,000 to be incurred by us. In addition, a working capital and inventory adjustment payment is to be made for changes in value between initial estimates and final balances which is still pending between the parties.

Our restructuring charges have included impairment charges resulting from the sale of our former headquarters facility, discovery and pre-clinical operations equipment, and our former manufacturing facilities in Puerto Rico and Basel, Switzerland. The restructuring included the reduction of approximately 850 employees, the majority of whom work in the two manufacturing facilities which have been sold to Legacy Pharmaceuticals International. As of June 30, 2007, employee severance costs have been recorded for approximately 490 employees and no severance payments have been recorded for the remaining employees who transferred to Legacy Pharmaceuticals International.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The restructuring program also rationalized selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia, which had previously been managed as a separate business unit, were combined in 2006 with those of other regions.

In this restructuring program, we recorded provisions of $6,337,000 and $13,575,000 in the three months and six months ended June 30, 2007, respectively, compared with $53,082,000 and $79,548,000 for the corresponding periods in 2006. Severance charges recorded in the three months and six months ended June 30, 2007 total $1,350,000 and $5,130,000 and relate to employees whose positions were eliminated in the restructuring.

Restructuring Charge Details (in thousands)

	Three Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2006	2006	2006

Employee severances	$5,369	$12,013	$16,997
Contract cancellation and other cash costs	992	992	1,662

Subtotal: cash charges	6,361	13,005	18,659
Abandoned software and other capital assets	3,031	22,853	22,178
Impairment of manufacturing and research facilities	43,690	43,690	97,344

Subtotal: non-cash charges	46,721	66,543	119,522

Total:	$53,082	$79,548	$138,181

	Three Months	Six Months	Cumulative
	Ended	Ended	Total
	June 30,	June 30,	Incurred
	2007	2007

Employee severances (approximately 490 employees)	$1,350	$5,130	$22,127
Contract cancellation and other cash costs	1,034	3,115	4,777

Subtotal: cash charges	2,384	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	2,891	2,891	2,891
Impairment of manufacturing and research facilities	1,062	2,439	99,783

Subtotal: non-cash charges	3,953	5,330	124,852

Total:	$6,337	$13,575	$151,756

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The accrued restructuring reserve of $9,977,000 at June 30, 2007 includes the cash restructuring charge of $2,384,000, a $6,000,000 working capital commitment previously recognized as an impairment charge, and a capital expenditure

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

commitment of $650,000 which was also previously recorded as an impairment charge. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	June 30,
	2007	2007

Opening accrual	$5,216	$5,931
Charges to earnings	5,861	2,384
Transition and capital expenditure payment obligations	163	6,650
Cash paid	(5,309)	(4,988)

Closing accrual	$5,931	$9,977

3.	Acquisitions

In the six months ended June 30, 2007, we acquired product rights in the United States, Europe, and Argentina for aggregate consideration of $39,510,000. In the United States we acquired a paid-up license to Kinetin and Zeatin, the active ingredients of Kinerase, for cash consideration of $21,000,000 and other consideration of $4,170,000. In Europe we acquired the rights to nabilone, the product we currently market as Cesamet in the United States and Canada, for $13,396,000. We acquired the rights to certain products in Poland and Argentina for $944,000.

In the six months ended June 30, 2006, we acquired certain product rights in smaller transactions. The aggregate cash consideration for these product rights was $2,932,000.

4.	Discontinued Operations

In the three months and the six months ended June 30, 2007, the loss on disposal of discontinued operations was primarily related to a legal judgment. In the three months and the six months ended June 30, 2006, the losses from discontinued operations primarily consisted of the wind down of administrative activities and the costs of environmental remediation at one facility. Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$—	$—	$—	$—

Income (loss) before income taxes	$—	$(82)	$—	$(325)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations, net	—	(82)	—	(325)

Income (loss) on disposal of discontinued operations	(382)	(114)	(381)	(83)

Income (loss) from discontinued operations	$(382)	$(196)	$(381)	$(408)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of discontinued operations are stated separately as of June 30, 2007 and December 31, 2006 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	June 30,	December 31,
	2007	2006

Cash	$—	$203
Accounts receivable, net	—	21
Deferred taxes and other assets	—	2

Assets of discontinued operations	$—	$226

Accounts payable	$—	$—
Accrued liabilities	11,340	12,777
Other liabilities	5,616	5,566

Liabilities of discontinued operations	$16,956	$18,343

Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site involves excavation and disposal of the waste at appropriately licensed sites. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. Total environmental reserves for this site were $11,250,000 and $12,660,000 as of June 30, 2007 and December 31, 2006, respectively, and are included in the liabilities of discontinued operations. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of June 30, 2007 cannot be reasonably estimated.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income:
Numerator for basic and dilutive earnings per share Income (loss) from continuing operations	$16,832	$(42,322)	$25,399	$(48,081)
Loss from discontinued operations	(382)	(197)	(381)	(409)

Net income (loss)	$16,450	$(42,519)	$25,018	$(48,490)

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	94,868	92,818	94,722	92,794
Employee stock options	1,068	—	1,159	—
Other dilutive securities	218	—	210	—

Dilutive potential common shares	1,286	—	1,369	—

Denominator for diluted earnings per share — adjusted weighted- average shares after assumed conversions	96,154	92,818	96,091	92,794

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.46)	$0.27	$(0.52)
Discontinued operations, net of taxes	(0.01)	—	(0.01)	—

Basic net income (loss) per share	$0.17	$(0.46)	$0.26	$(0.52)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.46)	$0.26	$(0.52)
Discontinued operations, net of taxes	(0.01)	—	—	—

Diluted net income (loss) per share	$0.17	$(0.46)	$0.26	$(0.52)

For the three months and the six months ended June 30, 2006, options to purchase 1,723,000 and 1,733,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.

For the three months ended June 30, 2007 and 2006, options to purchase 9,202,000 and 9,246,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the six months ended June 30, 2007 and 2006, options to purchase 9,269,000 and 9,277,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Accounts receivable, net:
Trade accounts receivable	$175,055	$180,767
Royalties receivable	20,806	22,212
Other receivables	23,957	31,486

	219,818	234,465
Allowance for doubtful accounts	(7,703)	(7,013)

	$212,115	$227,452

Inventories, net:
Raw materials and supplies	$23,496	$37,045
Work-in-process	21,434	21,477
Finished goods	95,251	98,454

	140,181	156,976
Allowance for inventory obsolescence	(13,932)	(14,297)

	$126,249	$142,679

Property, plant and equipment, net:
Property, plant and equipment, at cost	$198,348	$183,794
Accumulated depreciation and amortization	(96,351)	(89,515)

	$101,997	$94,279

Intangible assets:  As of June 30, 2007 and December 31, 2006, intangible assets were as follows (in thousands):

	Weighted	June 30, 2007			December 31, 2006
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$307,089	$(115,568)	$191,521	$292,339	$(100,990)	$191,349
Infectious diseases	11	72,480	(13,500)	58,980	72,480	(10,020)	62,460
Dermatology	19	112,062	(48,976)	63,086	85,337	(42,786)	42,551
Other products	11	332,432	(177,871)	154,561	325,470	(165,025)	160,445

Total product rights	14	824,063	(355,915)	468,148	775,626	(318,821)	456,805
License agreement	5	67,376	(56,036)	11,340	67,376	(49,866)	17,510

Total intangible assets		$891,439	$(411,951)	$479,488	$843,002	$(368,687)	$474,315

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	Remaining
	Six Months of
	2007	2008	2009	2010	2011	Thereafter

Product rights
Neurology	$14,413	$28,808	$28,662	$28,495	$21,978	$65,647
Infectious diseases	3,480	6,960	6,960	6,960	6,960	27,660
Dermatology	5,091	10,181	10,088	9,976	9,894	17,806
Other products	10,146	19,859	19,252	17,735	18,224	72,913

Total product rights	33,130	65,808	64,962	63,166	57,056	184,026
License agreement	5,168	6,172	—	—	—	—

Total	$38,298	$71,980	$64,962	$63,166	$57,056	$184,026

Amortization expense for the three and six months ended June 30, 2007 was $20,316,000 and $39,447,000, respectively, of which $16,980,000 and $33,276,000, respectively, related to amortization of acquired product rights.

7.	Income Taxes

We incur losses in the United States, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in U.S. product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. A benefit for income taxes of $7,289,000 was recorded for the three months ended June 30, 2007, comprising the following amounts (in thousands):

Three Months
Ended
June 30, 2007

Taxes payable on earnings in tax jurisdictions outside the U.S.	$11,556
Release of reserves for U.S. liabilities recorded in conjunction with settlement of the 1997 — 2001 IRS examination	(21,521)
Interest and penalties on U.S. liabilities, state taxes and other	2,676

$(7,289)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 became effective for Valeant as of January 1, 2007. As a result of the adoption of FIN 48, we recognized an increase of $1,560,000 to the beginning balance of accumulated deficit on the balance sheet. At January 1, 2007 we had $122,697,000 of unrecognized benefits, of which $32,225,000 (inclusive of $18,432,000 interest and $2,602,000 penalties) would reduce our effective tax rate, if recognized. As of June 30, 2007, unrecognized benefits were reduced to $113,722,000, of which $8,960,000 (inclusive of $6,812,000 interest and $1,456,000 penalties) would reduce our effective rate, if recognized. We are not aware of any amounts which we believe are reasonably possible of reversing in the next twelve months.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Of the total unrecognized tax benefits, $26,956,000 is recorded as an offset against a valuation allowance as of June 30, 2007. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2007, we had $78,872,000 of unrecognized tax benefits which had resulted from the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001. The most significant adjustments proposed by the IRS for this period resulted from a transaction in 1999, when the Company restructured its operations by contributing the stock of several non-U.S. subsidiaries to a wholly owned Dutch company. At the time of the restructuring, the Company intended to avail itself of the non-recognition provisions of the Internal Revenue Code to avoid generating taxable income on the intercompany transfer. One of the requirements under the non-recognition provisions was to file Gain Recognition Agreements with the Company’s timely filed 1999 U.S. Income Tax Return. We discovered and voluntarily informed the IRS that the Gain Recognition Agreements had been inadvertently omitted from the 1999 tax return. The IRS denied our request to rule that reasonable cause existed for the failure to provide the agreements and proposed an adjustment that would increase taxable income by approximately $120,000,000.

As of June 30, 2007, the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 was resolved. As a result, the related unrecognized benefits were reversed in the second quarter. The provision for income taxes was reduced by $21,521,000, primarily related to resolution of the gain recognition issue which arose for the year ended December 31, 1999. As a result of the reversal of these unrecognized tax benefits, in addition to the reduction in the provision for income taxes the following accounts were effected: income taxes payable increased $6,314,000, income tax liability for uncertain tax positions decreased $73,814,000, deferred income taxes decreased $28,229,000, and the valuation allowance on deferred tax assets increased $17,749,000.

We are currently under audit by the IRS for the 2002 through 2004 tax years. Additional unrecognized tax benefits of $69,897,000 ($41,751,000 of which are temporary differences) were identified for the three months ended June 30, 2007 related to issues arising during this examination. Of these amounts, $19,005,000 was recorded as an addition to non-current liability for uncertain tax positions. Deferred tax assets were increased by $16,403,000, and $2,602,000 was recorded as income tax expense. All other unrecognized tax benefit amounts arose in years in which we generated a tax loss and are offset by the valuation allowance. Although the examination process is expected to be completed in 2007, we expect to begin a formal appeal for proposed adjustments with which we do not agree.

For the U.S., all years prior to 1997 are closed under the statute of limitations. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.

8.	Common Stock and Share Compensation

In May 2006, our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 2003 Equity Incentive Plan. The number of shares of common stock under the Incentive Plan was 22,304,000 in the aggregate at June 30, 2007. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and stock bonuses to our key employees, officers, directors, consultants and advisors. Options granted under the Incentive Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, other than with respect to options and stock appreciation rights awards, shares may be issued as awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four-year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2005	14,632	$17.80
Granted	2,014	$18.54
Exercised	(1,592)	$19.38
Canceled	(1,703)	$21.81

Shares under option, December 31, 2006	13,351	$18.28

Granted	89	$17.13
Exercised	(853)	$17.67
Canceled	(934)	$21.68

Shares under option, June 30, 2007	11,653	$18.49

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at December 31, 2006	8,374	$18.00

Exercisable at June 30, 2007	7,620	$18.12

Awards available for grant at December 31, 2006	4,376

Awards available for grant at June 30, 2007	5,168

The schedule below reflects the number of outstanding and exercisable options as of June 30, 2007 segregated by price range (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$ 8.10 to $17.72	4,515	$13.53	3,193	$11.87	6.22
$18.01 to $19.10	3,898	$18.62	1,906	$18.56	6.48
$19.60 to $46.25	3,240	$25.26	2,521	$25.70	5.13

	11,653		7,620

SFAS No. 123(R) Assumptions and Fair Value:  The fair value of options granted in 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Average life of option (years)	5.73	4.10-5.80
Stock price volatility	35%-36%	37%-39%
Expected dividend per share	$0.00	$0.00-$0.31
Risk-free interest rate	4.52%-4.76%	4.54%-4.80%
Weighted-average fair value of options	$7.28	$7.83

The aggregate intrinsic value of the stock options outstanding at June 30, 2007 was $15,942,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at June 30, 2007 was $15,878,000. During the six months ended June 30, 2007 stock options with an aggregate intrinsic value of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

$5,177,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options that vested in the six months ended June 30, 2007, as determined using the Black-Scholes valuation model, was $3,309,000.

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount. There are 7,000,000 shares of common stock reserved for issuance under the ESPP, plus an annual increase on the first day of our fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In 2006, we issued 64,000 shares of common stock for proceeds of $938,000 under the ESPP. In the six months ended June 30, 2007, 24,703 shares were issued for proceeds of $359,000.

Restricted Stock Units:  Non-employee members of our board of directors receive compensation in the form of restricted stock units, cash retainers and meeting fees for each meeting they attend during the year. Directors also have the option to receive restricted stock units in lieu of fees otherwise payable in cash. During the six months ended June 30, 2007, the six months ended June 30, 2006 and the year ended December 31, 2006, we granted our non-employee directors 63,132, 57,146 and 69,874 restricted stock units, respectively. The restricted stock units issued to non-employee directors in these periods had a fair value of $998,000, $960,000 and $1,179,000, respectively. Each restricted stock unit granted to non-employee directors vests over one year or less, is entitled to dividend equivalent shares and is exchanged for a share of our common stock one year after the director ceases to serve as a member of our Board. Each share of restricted stock units granted to certain officers of the company in 2005 vests 50 percent three years after grant with the balance vesting equally in years four and five after grant is entitled to dividend equivalent shares and is exchanged for a share of our common stock upon vesting. As of June 30, 2007 and December 31, 2006, there were 299,736 and 268,524 restricted stock units outstanding, respectively. In prior years we assumed outstanding employee stock options in connection with the Ribapharm acquisition. Stock compensation expense recorded in connection with these stock options totaled $116,000 for the six months ended June 30, 2007 and $771,000 for the year ended December 31, 2006.

A summary of stock compensation expense for our stock incentive plans is presented below (amounts in thousands):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Employee stock options	$3,193	$4,544	$6,691	$9,405
Employee stock purchase plan	53	149	79	269
Restricted stock units	267	386	724	1,023

Total stock-based compensation expense	$3,513	$5,079	$7,494	$10,697

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense was charged to the following accounts (in thousands):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of goods sold	163	365	353	800
Selling expenses	949	860	1,942	1,712
General and administrative expenses	2,220	3,069	4,713	6,601
Research and development costs	181	785	486	1,583

Total stock compensation expense	$3,513	$5,079	$7,494	$10,696

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding at June 30, 2007 is as follows (in thousands):

Remainder of 2007	$5,632
2008	6,003
2009	2,342
2010 and thereafter	728

$14,705

Dividends:  We did not pay dividends for either the first or second quarter of 2007. We declared and paid quarterly cash dividends of $0.0775 per share for the first and second quarters of 2006.

9.	Commitments and Contingencies

We have an obligation to make a milestone payment of four million Euros to the future third party supplier of Infergen as part of the transfer of manufacturing technology when certain production and testing is completed in accordance with testing specifications. It is reasonably possible that these conditions will be met in the third quarter of 2007.

We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:

Derivative Actions Related to Ribapharm Bonuses:  We were a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purported to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuit asserted claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff sought, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering. In March 2007, the complaint was dismissed, with prejudice. The court has retained jurisdiction to consider an application for attorneys’ fees and expenses by plaintiff’s counsel. On May 4, 2007, plaintiff filed a motion seeking $1.3 million in fees. We opposed the motion, and on July 9, 2007, the court held a hearing. The court deferred ruling on plaintiff’s motion and ordered supplemental briefing. A second hearing is currently scheduled for October 1, 2007.

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

On March 1, 2007, the Delaware Court of Chancery issued an opinion finding Mr. Jerney liable for breach of fiduciary duty and on March 14, 2007, entered an order requiring Mr. Jerney to pay us a total of $6,983,085. On May 30, 2007 the Delaware Supreme Court dismissed Mr. Jerney’s pro se appeal. On May 22, 2007, we filed a motion requesting that the Court hold Mr. Jerney in contempt for failure to comply with an order compelling discovery and imposing sanctions for Mr. Jerney’s failure to comply with discovery requests. On June 11, 2007, the Delaware Court of Chancery entered an order holding Mr. Jerney in contempt.

SEC Investigation:  We are the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in our common stock, the public release of data from our first pivotal Phase 3 trial for taribavirin, and statements made in connection with the public release of data and matters regarding our stock option grants since January 1, 2000. In September 2006, our board of directors established a Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. We have cooperated fully and will continue to cooperate with the SEC in its investigation. We cannot predict the outcome of the investigation.

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006, respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases before Judge Ronald L. Bauer. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeds to conclusion. The plaintiff in the Pronko action filed an amended complaint on April 11, 2007. On June 11, 2007, the defendants filed a demurrer to the amended complaint, challenging the sufficiency of the plaintiff’s allegations pertaining to his failure to make a pre-suit demand on our Board of Directors. A hearing on the defendants’ motion is currently scheduled for August 20, 2007.

We are a nominal defendant in a shareholder derivative action pending in the Court of Chancery of the state of Delaware, styled Sherwood v. Tyson, et. al., filed on March 20, 2007. This complaint also purports to assert derivative claims on the Company’s behalf for breach of fiduciary duties, gross mismanagement and waste, constructive fraud and unjust enrichment related to the alleged backdating of employee stock options. The plaintiff seeks, among other things, damages, an accounting, disgorgement, rescission and/or repricing of stock options, and imposition of a constructive trust for the benefit of the Company on amounts by which the defendants were unjustly enriched. On July 16, 2007, the defendants filed a motion to stay or dismiss the action in favor of the derivative action proceeding in California. A hearing on the defendants’ motion has not yet been scheduled.

Patent Oppositions:  Our two patents covering ribavirin have been revoked by the Opposition Division of the European Patent Office (E.P.O.). The first was revoked on November 25, 2005. We are appealing this decision and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

expect a decision on the appeal in the fall or winter of 2007. Additionally, on June 12, 2007, the Opposition Board of the E.P.O. revoked our second patent on ribavirin. We are currently reviewing our appeal options with respect to this patent. Roche has notified us that it has discontinued its royalty payment effective the date of revocation. Since royalty payments from Schering, our other licensee of ribavirin, do not depend on the existence of a patent, we expect that payments from Schering will continue until 2010.

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

Permax Product Liability Cases:  On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc., Case No. 07 L 47 in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois. This case, which has been removed to federal court in the Northern District of Illinois, alleges that the use of Permax for restless leg syndrome caused the plaintiff to have valvular heart disease, and as a result, she suffered damages, including extensive pain and suffering, emotional distress and mental anguish. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suit. Under an agreement between Valeant and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, associated with this claim. Product liability insurance exists with respect to this claim. Although it is expected that the insurance proceeds will be sufficient to cover any material liability which might arise from this claim, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on our consolidated financial position, results of operation or liquidity.

Kali Litigation:  On June 28, 2007, we settled a patent infringement lawsuit with Kali Laboratories, Inc. In March 2004, Kali submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which we acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) in the United States District Court of New Jersey. The complaint alleged that Kali’s filing of ANDA No. 76-843 is an act of infringement under 35 U.S.C. § 271(e)(4) of one or more claims of U.S. Patent No. 5,462,740.

Under the terms of a settlement reached June 28, 2007, the companies agreed in principle that Valeant would allow Kali to introduce a generic version of Diastat and Diastat AcuDial no earlier than September 1, 2010. The parties are working on finalizing the settlement agreement.

Trademark Litigation:  Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and our VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions and in other jurisdictions cancellations had been filed. We have entered into an agreement with Valent Biosciences pursuant to which all pending opposition and cancellation matters are to be withdrawn, and the parties have filed papers with the relevant authorities to accomplish these withdrawals.

Former ICN Yugoslavia Employees:  In December 2003, sixteen former employees of ICN Yugoslavia filed a complaint in state court in Orange County, California. Plaintiffs allege that we breached a promise by Milan Panic,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

who allegedly offered plaintiffs full pay and benefits if they boycotted the management installed by the Yugoslavian government following its takeover of ICN Yugoslavia. Plaintiffs’ initial complaint and first amended complaint were both dismissed by the judge in March and October 2004, respectively. However, plaintiffs appealed and the Court of Appeals reversed the trial court’s dismissal. Plaintiffs filed their second amended complaint in January 2006, alleging only unjust enrichment and constructive fraud. Discovery has closed. The parties have agreed to submit this matter to binding arbitration. An arbitration date has not been set.

Xcel Pharmaceuticals:  On June 13, 2007, we settled an arbitration proceeding relating to our claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement and certain third-party claims. Under the settlement, Valeant received $700,000 from the escrow fund that was set up to provide funds for any indemnification claims by Valeant. The remaining escrow funds were released to the former Xcel shareholders and their representatives.

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

The following table sets forth the amounts of our segment revenues and operating income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Specialty pharmaceuticals
North America	$77,962	$72,304	$149,532	$148,160
International	56,784	64,472	92,241	109,661
EMEA	77,306	71,981	147,171	132,336

Total specialty pharmaceuticals	212,052	208,757	388,944	390,157
Alliance revenues (including ribavirin royalties)	18,955	21,635	55,425	39,726

Consolidated revenues	$231,007	$230,392	$444,369	$429,883

Operating Income (Loss)
Specialty pharmaceuticals
North America	$22,407	$14,089	$39,154	$37,225
International	9,322	22,934	9,797	32,106
EMEA	16,060	12,393	31,129	16,609

	47,789	49,416	80,080	85,940
Corporate expenses(1)(2)	(19,974)	(15,418)	(35,867)	(38,560)

Total specialty pharmaceuticals	27,815	33,998	44,213	47,380
Restructuring charges and asset impairment(3)	(6,337)	(53,083)	(13,575)	(79,549)
Gain on litigation settlement	—	—	—	34,000
Research and development	(7,504)	(10,684)	4,500	(22,974)

Consolidated segment operating income (loss)	13,974	(29,769)	35,138	(21,143)
Interest income	4,769	2,715	9,280	5,372
Interest expense	(10,882)	(10,861)	(21,834)	(21,298)
Other, net	1,682	756	2,818	1,694

Income (loss) from continuing operations before provision for income taxes	$9,543	$(37,159)	$25,402	$(35,375)

(1)	All stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	The corporate expense total above includes certain corporate marketing expenses in 2007 for our products in development. In the three months and the six months ended June 30, 2006, $4,700,000 of similar costs were allocated out of the corporate segment and reassigned to the research and development division, due to the ownership of certain intellectual property by a foreign subsidiary within this division. This foreign subsidiary no longer owns this intellectual property and the corresponding costs in 2007 are recognized as corporate expenses.

(3)	Restructuring charges are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
Total Assets	2007	2006

North America	$421,180	$457,504
International	211,005	202,369
EMEA	458,061	515,267
Corporate	370,522	207,803
Research and Development Division	70,236	122,268
Discontinued operations	—	226

Total	$1,531,004	$1,505,437

The following table sets forth our long-term assets by segment as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
Long-term Assets	2007	2006

North America	$348,632	$353,264
International	78,861	58,763
EMEA	205,210	201,188
Corporate	115,473	75,505
Research and Development Division	28,832	35,105

Total	$777,008	$723,825

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Therapeutic Area/Product	2007	2006	2007	2006

Neurology
Mestinon®(P)	$14,031	$12,326	$24,582	$22,143
Diastat AcuDialtm(P)	12,386	11,709	23,458	23,731
Cesamet®(P)	6,860	4,042	12,772	7,345
Librax®	4,455	5,005	8,122	7,924
Migranal®(P)	3,745	2,701	6,781	5,816
Dalmane®/Dalmadorm®(P)	2,757	2,544	5,092	5,010
Tasmar®(P)	2,371	1,666	4,353	2,851
Melleril(P)	1,813	1,365	3,354	2,773
Zelapar®(P)	1,381	—	1,576	—
Other Neurology	16,401	15,528	31,993	30,220

Total Neurology	66,200	56,886	122,083	107,813

Dermatology
Efudix/Efudex®(P)	17,518	14,979	29,994	30,560
Kinerase®(P)	8,145	9,024	16,526	15,884
Oxsoralen-Ultra®(P)	4,053	3,593	7,936	7,101
Dermatixtm(P)	3,565	2,977	6,338	4,811
Other Dermatology	9,616	12,181	17,455	20,578

Total Dermatology	42,897	42,754	78,249	78,934

Infectious Disease
Infergen®(P)	9,353	11,309	18,323	25,014
Virazole®(P)	3,084	3,780	8,611	9,581
Other Infectious Disease	5,235	4,891	10,394	9,622

Total Infectious Disease	17,672	19,980	37,328	44,217

Other therapeutic classes
Bedoyectatm(P)	12,587	12,512	17,210	23,092
Solcoseryl(P)	8,448	4,597	13,795	7,974
Bisocard(P)	5,575	3,912	10,269	7,477
Nyal(P)	3,991	4,803	5,754	6,557
MVI (multi-vitamin infusion)(P)	2,756	3,500	5,249	5,767
Espaven(P)	2,247	2,983	4,114	4,285
Protamin(P)	1,353	1,773	3,424	3,325
Other products	48,326	55,057	91,469	100,716

Total other therapeutic classes	85,283	89,137	151,284	159,193

Total product sales	$212,052	$208,757	$388,944	$390,157

Total promoted product sales	$128,019	$116,095	$229,511	$221,097

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(a)	Infergen® is a registered trademark of Amgen, Inc. and Valeant Pharmaceuticals North America is the exclusive licensee from Amgen of this mark in the U.S. market.

During the three months and the six months ended June 30, 2007 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $40,340,000 and $69,213,000 in the three months and the six months ended June 30, 2007, respectively, representing 19% and 18% of our total product sales, respectively.

11.	Alliance Revenue

We have reported the royalties received from the sale of ribavirin by Schering-Plough and Roche separately from our specialty pharmaceuticals product sales revenue since these royalties were first received in 1998. In 2007, we have begun presenting these royalty revenues within a new category of revenues, “alliance revenue.” The following table provides the details of our alliance revenue in the three and six months ended June 30, 2007 and June 30, 2006, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Ribavirin royalty	$18,955	$21,635	$36,175	$39,726
Licensing payment	—	—	19,200	—
Other	—	—	50	—

Total alliance revenue	$18,955	$21,635	$55,425	$39,726

A licensing payment of $19,200,000 was received in the first quarter of 2007 from Schering-Plough as a payment to us in the licensing of pradefovir. Alliance revenue for the six months ended June 30, 2007 also included a $50,000 payment from an unrelated third party for a license to certain intellectual property assets.

In June 2007, we revised our estimate of ribavirin royalties receivable from Schering-Plough, to incorporate certain historical data and payment patterns. This revision increased the royalties recorded in the three months and the six months ended June 30, 2007 by $620,000.

12.	Subsequent events

In June 2007, our Board of Directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases is subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, including restrictions in our debt covenants, and alternate investment opportunities. As of July 31, 2007, we have used a total of $63,137,000 to purchase 3.7 million shares in this stock repurchase program.

In January 2007, we licensed development and commercial rights to pradefovir to Schering-Plough. Under the terms of the assignment and license agreement, Schering-Plough made an upfront cash payment of $19,200,000 to Valeant and $1,800,000 to Metabasis Therapeutics, Inc., or Metabasis, the original developer of pradefovir, and agreed to pay additional cash fees to Valeant and Metabasis upon the achievement of certain development and regulatory milestones. Based on preliminary results of a 24-month oral carcinogenicity study in mice and rats submitted to Schering-Plough, we agreed in April 2007, at Schering-Plough’s request, to discontinue dosing of all patients in the pradefovir extension study as a precautionary measure, pending further analysis of the data by the Schering-Plough team. We notified the appropriate health authorities and clinical investigators and will be initiating a follow-up registry. In July 2007, Schering-Plough notified us of their intent to terminate this agreement and thereby return all pradefovir development and marketing rights to Metabasis.

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

Product Acquisitions.  We plan to selectively license or acquire from third parties products, technologies and businesses that complement our existing business and provide for effective life cycle management of key products.

Efficient Manufacturing and Supply Chain Organization.  The objective of the restructuring program as it related to manufacturing was to further rationalize our manufacturing operations and further reduce our excess capacity. With the sale of our manufacturing facilities in Basel, Switzerland and Puerto Rico in June 2007, we have completed this restructuring program. Under our global manufacturing strategy, we also seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing and by other actions to improve efficiencies. We have undertaken major process improvement initiatives and implemented process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution.

Clinical Development Activities.  We are focusing efforts and expenditures on two late stage development projects: retigabine, a potential treatment for partial onset seizures in patients with epilepsy and for neuropathic pain, and taribavirin, a potential treatment for hepatitis C. The restructuring program was designed in part to rationalize our investments in research and development efforts in line with our financial resources. We previously announced our intention to sell rights to, out-license, or secure partners to share the costs of our major clinical projects and discovery programs. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who subsequently has communicated its intention to return these rights to Metabasis after the results of a long-term carcinogenicity study were released. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. We continue to pursue partnering opportunities for retigabine and taribavirin to share the costs of development, and look to acquire rights to additional compounds in the clinic to diversify our opportunities and the inherent risks associated with product development.

Results of Operations

Our three reportable pharmaceutical segments comprise pharmaceutical operations in North America; International; and Europe, Middle East, and Africa. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see Note 10 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

Product sales from our specialty pharmaceutical segments increased $3,295,000 (2%) for the three months ended June 30, 2007 and decreased $1,213,000 (0.3%) for the six months ended June 30, 2007, respectively, compared with the same periods in 2006. Product sales from our Promoted Products increased $11,924,000 (10%) and $8,414,000 (4%) for the three and six months ended June 30, 2007, respectively, over the same periods from 2006. Product sales in the three and six months ended June 30, 2007 were impacted by distribution issues which resulted in reduced sales to certain wholesalers in Mexico. We believe these distribution issues were resolved in June 2007 and expect that our sales in Mexico will return to normal growth levels in 2007. The increase in product sales in the three months ended June 30, 2007 included increases in the sales of Efudex®, Cesamet®, Mestinon®, Solcoseryltm, Bisocardtm, and Zelapar®, offset in part by a decline in Infergen® sales. In the three months ended June 30, 2007, the 2% increase in product sales compared to the corresponding period in 2006 was due to a 2% increase in price and a 4% benefit from currency fluctuations, offset by a 4% reduction in volume. In the six months ended June 30, 2007, the reduction in product sales of $1,213,000 (0.3%) compared to the corresponding period in 2006 was due to a 2% increase in price and a 3% benefit from currency fluctuations, offset by a 5% reduction in volume.

The following tables compare 2007 and 2006 revenues by reportable segments and operating expenses for the three months and six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended
	June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$77,962	$72,304	$5,658	8%
International	56,784	64,472	(7,688)	(12)%
EMEA	77,306	71,981	5,325	7%

Total specialty pharmaceuticals	212,052	208,757	3,295	2%
Alliance revenue (including ribavirin royalties)	18,955	21,635	(2,680)	(12)%

Total revenues	231,007	230,392	615	0.3%
Costs and Expenses
Cost of goods sold (excluding amortization)	62,116	65,759	(3,643)	(6)%
Selling expenses	74,684	66,270	8,414	13%
General and administrative expenses	28,963	30,668	(1,705)	(6)%
Research and development costs	24,617	26,867	(2,250)	(8)%
Restructuring charges	6,337	53,083	(46,746)	(88)%
Amortization expense	20,316	17,514	2,802	16%

Operating income (loss)	$13,974	$(29,769)	$43,743

Gross profit on product sales (excluding amortization)	$149,936	$142,998	$6,938	5%

Gross profit margin on product sales	71%	68%

	Six Months Ended
	June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$149,532	$148,160	$1,372	1%
International	92,241	109,661	(17,420)	(16)%
EMEA	147,171	132,336	14,835	11%

Total specialty pharmaceuticals	388,944	390,157	(1,213)	—%
Alliance revenue (including ribavirin royalties)	55,425	39,726	15,699	40%

Total revenues	444,369	429,883	14,486	3%
Costs and Expenses
Cost of goods sold (excluding amortization)	114,214	124,360	(10,146)	(8)%
Selling expenses	139,118	130,545	8,573	7%
General and administrative expenses	55,150	59,114	(3,964)	(7)%
Research and development costs	47,727	56,421	(8,694)	(15)%
Gain on litigation settlement	—	(34,000)	34,000	NM
Restructuring charges	13,575	79,549	(65,974)	(83)%
Amortization expense	39,447	35,037	4,410	13%

Operating income (loss)	$35,138	$(21,143)	$56,281

Gross profit on product sales (excluding amortization)	$274,730	$265,797	$8,933	3%

Gross profit margin on product sales	71%	68%

NM — Not Meaningful

In the North America pharmaceuticals segment, revenues for the three months ended June 30, 2007 were $77,962,000, compared to $72,304,000 for the same period in 2006, representing an increase of $5,658,000 (8%). Revenues for the six months ended June 30, 2007 were $149,532,000 compared to $148,160,000 for 2006, an increase of $1,372,000 (1%). The increases in the three-month period is primarily related to increases in Cesamet, Efudex, Zelapar, Migranal, and Kinerase, partly offset by a decline in sales of Infergen, Mestinon, and Mysoline. The increase in the six-month period is primarily related to increases in the sales of Cesamet, Librax, Kinerase, and Zelapar, partly offset by a decline in sales of Infergen. The launch of Zelapar contributed $1,381,000 in revenue in the three months ended June 30, 2007 and $1,576,000 in the six months ended June 30, 2007. We launched Zelapar in the third quarter of 2006. The reported increases in Cesamet sales were primarily in Canada. Product sales in the North America region were 37% and 38% of total product sales in the three and six months ended June 30, 2007, respectively, compared to 35% and 38% of total product sales for the same periods in 2006. In the three-month period ended June 30, 2007, the 8% increase in North America pharmaceuticals sales resulted from a 9% increase in price, offset by a 1% decrease in volume. In the six-month period ended June 30, 2007, the 1% increase in sales resulted from a 9% increase in price, offset by an 8% decrease in volume. The increased strength of the Canadian dollar relative to the U.S. dollar contributed $261,000 and $84,000 in the three months and six months ended June 30, 2007, respectively.

In the International pharmaceuticals segment, revenues for the three months ended June 30, 2007 were $56,784,000 compared to $64,472,000 for 2006, a decrease of $7,688,000 (12%). The decrease was due to the reduced shipments of product to certain wholesalers in Mexico who had ceased making payments to us because they felt disadvantaged by changes we made in our distribution operations in 2006. We believe this matter was resolved in June 2007. These wholesalers have resumed paying us and we have resumed shipping product to them. Revenues for the six months ended June 30, 2007 were $92,241,000 compared to $109,661,000, representing a decrease of $17,420,000 (16%). In the three-month period ended June 30, 2007, the 12% decrease in the International pharmaceuticals sales resulted from a 16% decrease in volume, offset by a 4% benefit from currency fluctuations and a negligible impact from price changes. In the six-month period ended June 30, 2007, the 16% decrease in sales resulted from a 20% decrease in volume, offset by a 2% benefit from currency and a 2% price increase.

In the EMEA pharmaceuticals segment, revenues for the three months ended June 30, 2007 were $77,306,000, compared to $71,981,000 for the same period in 2006, an increase of $5,325,000 (7%). Revenues for the six months ended June 30, 2007 were $147,171,000 compared to $132,336,000 for 2006, an increase of $14,835,000 (11%). The EMEA region reported increased sales in the second quarter of Solcoseryl, Bisocard, Dermatix, and Mestinon, partly offset by declined in Kinerase, Librax, and Calcitonin. Sales of new products, including Cesamet, contributed approximately $2,517,000 to the region’s growth in the quarter. Much of the growth was in Central and Eastern Europe. In the three-month period ended June 30, 2007, the 7% increase in EMEA sales resulted from a 3% increase in volume and an 8% benefit from currency, offset by a 4% aggregate decrease in prices. In the six-month period ended June 30, 2007, the 11% increase in sales resulted from a 9% increase in volume and an 8% benefit from currency, offset by a 6% aggregate decrease in price.

Alliance Revenue (including Ribavirin royalties):  In the three months ended June 30, 2007 and the six months ended June 30, 2006, our ribavirin royalties from Schering-Plough and Roche represented all of our alliance revenues. Alliance revenues for the six months ended June 30, 2007 included a payment from Schering-Plough of $19,200,000 which we received in the first quarter of 2007 as a payment for the license to pradefovir. We do not expect any future alliance revenue relating to pradefovir.

Royalties from Schering-Plough and Roche and decreased $2,680,000 (12%) and accounted for 8% of our total revenues from continuing operations for the three months ended June 30, 2007 as compared to 9% in the similar three-month period in 2006. Ribavirin royalty revenues decreased $3,551,000 (9%) and accounted for 8% of our total revenues from continuing operations for the six months ended June 30, 2007 as compared to 9% in the similar six-month period in 2006. The year-to-date decrease in ribavirin royalties reflects reduced ribavirin sales in Japan and competitive dynamics between Roche and Schering-Plough in Europe. Such royalties are expected to decline as a result of market competition, price reductions, and the eventual loss of exclusivity in Europe and Japan.

The European Patent Office announced in June 2007 that it has revoked a ribavirin patent which would have provided protection through 2017. We are currently reviewing our appeal options with respect to this patent. Our royalties from Roche in Europe are contingent upon the European Patent Office’s recognition of this patent. Roche has notified us that it has discontinued its royalty payment effective the date of revocation. Royalties from Roche have represented approximately 10% of our historical ribavirin royalties.

Alliance revenues in the six months ended June 30, 2007 included a licensing payment of $19,200,000 which we received in the first quarter of 2007 from Schering-Plough as a payment for the license to pradefovir. In July 2007, Schering-Plough notified us of their intent to terminate this agreement and thereby return all pradefovir development and marketing rights to Metabasis. Alliance revenue in the six months ended June 30, 2007 also included $50,000 paid to us by an unrelated third party in the first quarter of 2007 for certain intellectual property rights.

In June 2007, we revised our estimate of ribavirin royalties receivable from Schering-Plough, to incorporate certain historical data and payment patterns. This revision increased the royalties recorded in the three months and the six months ended June 30, 2007 by $620,000.

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales increased from 68% to 71% for the three months and six months ended June 30, 2007, compared with the corresponding periods in 2006. The increase in gross profit margin is the result of reduced product royalty expenses, reduced inventory write-offs, product mix, and efficiencies resulting from our strategic restructuring program. Our gross margin in 2007 benefited from our purchase of a paid-up license to Kinetin and Zeatin, the active ingredients in Kinerase, as we are no longer required to pay royalties on this product line. Our gross margin also benefited in 2007 from a negotiated reduction in the royalty rate that we pay on sales of Infergen.

We have an obligation to make a milestone payment to the future third party supplier of Infergen as part of the transfer of manufacturing technology when certain production and testing is completed in accordance with testing specifications. We anticipate making this milestone payment of four million Euros in the third quarter of 2007, which will reduce our gross margin.

Selling Expenses:  Selling expenses were $74,684,000 and $139,118,000 for the three and six months ended June 30, 2007, respectively, compared to $66,270,000 and $130,545,000 for the same periods in 2006, resulting in increases of $8,414,000 (13%) and $8,573,000 (7%), respectively. As a percent of product sales, selling expenses were 35% and 36% for the three and six months ended June 30, 2007, respectively, compared to 32% and 33%, respectively, for the same periods in 2006. The increase in selling expenses primarily reflects higher selling expenses in the International and EMEA segments, including a television advertising campaign in Australia, launch activities in Central Europe, and initiatives to reestablish our distribution channels in Mexico.

General and Administrative Expenses:  General and administrative expenses were $28,963,000 and $55,150,000 for the three and six months ended June 30, 2007, respectively, compared to $30,668,000 and $59,114,000 for the same periods in 2006, resulting in decreases of $1,705,000 (6%) and $3,964,000 (7%), respectively. As a percent of product sales, general and administrative expenses were 14% for the three and six months ended June 30, 2007 compared to 15% for the same periods in 2006. General and administrative expense in the three months and six months ended June 30, 2006 included $2,355,000 in damages awarded against us in the Caleel + Hayden case.

Research and Development:  Research and development expenses were $24,617,000 and $47,727,000 for the three and six months ended June 30, 2007, respectively, compared to $26,867,000 and $56,421,000 for the same periods in 2006, resulting in a decrease of $2,250,000 (8%) in the three-month period and a decrease of $8,694,000 (15%) in the six-month period, respectively. This decrease reflects the completion of the VISER clinical trials for taribavirin and savings from our strategic restructuring program relating to the divestment of our discovery operations in December 2006. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who has subsequently informed us of its intent to terminate this license and thereby return these rights to Metabasis. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials.

Gain on Litigation Settlement:  In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika for $34,000,000. We received a payment of $28,000,000 in March 2006 and received the remaining amount in February 2007.

Restructuring Charges:

The sale of the Basel, Switzerland and Puerto Rico manufacturing sites concludes the restructuring plan announced in April 2006. In December 2006, we transferred our former factories in Basel, Switzerland and Puerto Rico to a “held for sale” classification in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In June 2007, we sold these manufacturing facilities and the related inventories to Legacy Pharmaceuticals International for aggregate proceeds of $29,500,000, of which $12,000,000 was received as consideration for inventories sold to Legacy Pharmaceuticals International and $17,500,000 was received as consideration for the manufacturing facilities. Under certain supply agreements, Legacy Pharmaceuticals International will continue to supply us with the products manufactured in these facilities, with this future supply to include certain of the inventories transferred to Legacy. The transaction also included transition payment obligations of $6,000,000 to be paid by Valeant to Legacy Pharmaceuticals International over a 24-month period as well as capital expenditure obligations of $650,000 to be incurred by us. In addition, a working capital and inventory adjustment payment is to be made for changes in value between initial estimates and final balances which is still pending between the parties.

Our restructuring charges have included impairment charges resulting from the sale of our former headquarters facility, discovery and pre-clinical operations equipment, and our former manufacturing facilities in Puerto Rico and Basel, Switzerland. The restructuring included the reduction of approximately 850 employees, the majority of whom work in the two manufacturing facilities which we have sold to Legacy Pharmaceuticals International. As of June 30, 2007, employee severance costs have been recorded for approximately 490 employees, and no severance payments have been recorded for the remaining employees who transferred to Legacy Pharmaceuticals International.

The restructuring program also rationalized selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia, which had previously been managed as a separate business unit, were combined in 2006 with those of other regions.

In this restructuring program, we recorded provisions of $6,337,000 and $13,575,000 in the three months and six months ended June 30, 2007, respectively, compared with $53,083,000 and $79,549,000 for the corresponding periods in 2006. Severance charges recorded in the three months and six months ended June 30, 2007 total $1,350,000 and $5,130,000 and relate to employees whose positions were eliminated in the restructuring.

Restructuring Charge Details (in thousands)

	Three Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2006	2006	2006

Employee Severances	$5,369	$12,013	$16,997
Contract cancellation and other cash costs	992	992	1,662

Subtotal: Cash Charges	6,361	13,005	18,659
Abandoned software and other capital assets	3,031	22,853	22,178
Impairment of manufacturing and research facilities	43,690	43,690	97,344

Subtotal: Non-cash charges	46,721	66,543	119,522

Total:	$53,082	$79,548	$138,181

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	Total
	2007	2007	Incurred

Employee Severances (approximately 490 employees)	$1,350	$5,130	$22,127
Contract cancellation and other cash costs	1,034	3,115	4,777

Subtotal: Cash Charges	2,384	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	2,891	2,891	2,891
Impairment of manufacturing and research facilities	1,062	2,439	99,783

Subtotal: Non-cash charges	3,953	5,330	124,852

Total:	$6,337	$13,575	$151,756

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The accrued restructuring reserve of $9,967,000 at June 30, 2007 includes the cash restructuring charge of $2,384,000, a $6,000,000 working capital commitment previously recognized as an impairment charge, and a capital expenditure commitment of $650,000 which was also previously recorded as an impairment charge. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	June 30,
	2007	2007

Opening accrual	$5,216	$5,931
Charges to earnings	5,861	2,384
Transition and capital expenditure payment obligations	163	6,650
Cash paid	(5,309)	(4,988)

Closing accrual	$5,931	$9,977

Amortization:  Amortization expense was $20,316,000 and $39,447,000 for the three and six months ended June 30, 2007, respectively, compared to $17,514,000 and $35,037,000 for the same periods in 2006, resulting in increases of $2,802,000 (16%) and $4,410,000 (13%), respectively. The increase is the result of the acquisition of product rights for Kinerase, nabilone, Melleril, and certain products in Europe, offset in part by a declining amortization expense for the rights to the ribavirin royalty. The impairment of a product in Spain contributed $310,000 in amortization expense in the three months and the six months ended June 30, 2007.

Other Income (expense), Net, Including Translation and Exchange:  Other income, net, including translation and exchange was $1,682,000 and $2,818,000 for the three and six months ended June 30, 2007, respectively, compared to income of $756,000 and $1,694,000 for the same periods in 2006. In the second quarter of 2007, translation gains principally consisted of a translation and exchange gain of $2,501,000 in EMEA, partly offset by a loss of $294,000 in International. In the six months ended June 30, 2007, translation gains principally consisted of gains of $3,239,000 in EMEA and $329,000 in International.

Interest Expense, net:  Interest expense net of interest income decreased $2,033,000 (25%) and $3,372,000 (21%) during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of higher interest income resulting from higher cash and investment securities balances.

Income Taxes:  The tax provisions in the second quarters of both 2007 and 2006 relate to the profits of our foreign operations, foreign withholding taxes, penalties and interest associated with U.S. liabilities and state and local taxes in the U.S. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for U.S. income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses. The provision for income taxes in the three months ended June 30, 2007 was reduced by $21,521,000, primarily related to resolution of the IRS examination of our tax returns for the years 1997 through 2001.

Loss from Discontinued Operations, Net of Taxes:  Our loss from discontinued operations was $382,000 and $381,000 for the three and six-month periods ended June 30, 2007 compared with $197,000 and $409,000 for the three and six-month periods ended June 30, 2006, respectively. The loss in 2007 related to a legal judgment. The losses in 2006 relate to closure and wind up of our remaining administrative activities associated with the discontinued operations in Central Europe and a discontinued Biomedicals facility in Irvine, California.

Liquidity and Capital Resources

Cash and marketable securities totaled $386,650,000 at June 30, 2007 compared to $335,745,000 at December 31, 2006, an increase of $50,905,000. Working capital was $566,735,000 at June 30, 2007 compared to $529,768,000 at December 31, 2006. The increase in working capital of $36,967,000 was primarily the result of the increase in cash of $51,409,000, the reduction in current tax liabilities of $34,507, and the reduction in accrued liabilities of $15,341,000, partly offset by the reduction in accounts receivable of $15,337,000 and the sale of $12,000,000 of inventory in the Puerto Rico and Switzerland manufacturing plant sales.

Cash provided by operating activities is expected to be our primary source of funds in 2007. During the six months ended June 30, 2007, cash provided by operating activities totaled $54,638,000 compared to $49,211,000 in the same period in 2006, an increase of $5,427,000. The cash provided by operating activities for the six months ended June 30, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough and $6,000,000 from the Republic of Serbia. The cash provided by operating activities for the six months ended June 30, 2006 included receipt of $28,000,000 from the Republic of Serbia. The sale of $12,000,000 of inventory in the Basel, Switzerland and Puerto Rico manufacturing plant sales reduced cash provided by operating activities, as the cash received for this inventory has been reported in cash flows from investing activities. Other than the impact of these events, the increase in cash provided by operating activities resulted from our income from continuing operations.

Cash provided by investing activities was $13,905,000 for the six months ended June 30, 2007 compared to cash used in investing activities of $15,470,000 for the six months ended June 30, 2006. In 2007 cash provided by investing activities consisted primarily of proceeds from the sale of assets of $37,282,000 and proceeds from the sale of businesses of $29,486,000, offset by the use of $35,287,000 used for product acquisitions and $15,598,000 used for capital expenditures. In the six months ended June 30, 2006, net cash used in investing activities consisted of capital expenditures on corporate programs and existing facilities of $19,840,000, partially offset by proceeds from the sale of assets, including the Warsaw manufacturing facility, of $8,037,000.

Cash used in financing activities was $24,901,000 in the six months ended June 30, 2007 and principally consisted of the repurchase of our common stock for $27,507,000 and payments of long-term debt and notes payable of $9,163,000, offset by proceeds from stock option exercises and employee stock purchases of $10,251,000. Cash used in financing activities was $17,518,000 in the six months ended June 30, 2006 and principally consisted of dividends paid on common stock of $14,354,000 and debt retirements of $6,137,000.

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

We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contract. As of June 30, 2007, we have collateral of $10,506,000 comprising marketable securities and included in other assets in the accompanying balance sheet.

Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet the Company’s operating requirements at least through June 30, 2008, and to provide cash needed to fund capital expenditures and its clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances and cash flow from operations.

We did not pay dividends for the first and second quarters of 2007. We declared and paid quarterly cash dividends of $0.0775 per share for the first and second quarters of 2006. Our board of directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions, including covenants, and other factors. There are significant contractual limitations on our ability to pay dividends under the terms of the indenture governing our 7% senior notes due 2011.

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases is subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, including restrictions in our debt covenants, and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. The total number of shares repurchased pursuant to this program was 1,600,000 as of June 30, 2007 and 3,700,000 as of July 31, 2007.

We have contractual obligations for long-term debt, interest on long-term debt, and operating lease obligations that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the table of Contractual Obligations of the Company, outside of the ordinary course of business, except for the presentation of our liability for unrecognized tax benefits. As discussed in Note 1 in the Notes to Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As of the adoption date, we had a liability of $109,567,000 million for unrecognized tax benefits, including related interest and penalties. At June 30, 2007, we had a liability of $56,176,000 million for unrecognized tax benefits, including related interest and penalties, which is expected to be paid after one year. We are unable to determine when cash settlement with a taxing authority will occur.

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

Products in Development

Late Stage Development of New Chemical Entities

Retigabine:  We are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine is believed to have a unique mechanism of action. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. Retigabine has undergone several Phase 2 clinical trials which included more than 600 patients in several dose-ranging studies compared to placebo. We successfully completed an End-of-Phase 2 meeting concerning retigabine with the Food and Drug Administration in November 2005. The results of the key Phase 2 study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p<0.001).

Following a Special Protocol Assessment by the FDA, two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) is being conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) is being conducted at approximately 70 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. RESTORE1 is fully enrolled and we expect to complete the enrollment of RESTORE2 in the fall of 2007.

A number of standard supportive Phase 1 trials necessary for successful registration of retigabine will start in 2007. In March 2007 we initiated development of a sustained release formulation of retigabine. In addition, in April 2007 we filed an IND for the treatment of post herpetic neuralgia, a common form of neuropathic pain. Following review, the FDA has allowed Valeant to proceed with this Phase 2a clinical trial. We anticipate that we will begin enrolling patients in September 2007.

Assuming successful completion of the Phase 3 trials and approval by the FDA and European Medicines Agency, we expect to launch retigabine in the United States and Europe in 2009. We plan to seek a partner to share the investment and risk in the development of retigabine. For the three months and six months ended June 30, 2007, external research and development expenses for retigabine were $10,494,000 and $19,196,000, compared with $5,173,000 and $9,188,000 for the corresponding periods in 2006.

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

The timeline and path to regulatory approval of taribavirin remains uncertain at this time. The completion of another Phase 3 trial would add significantly to the drug’s development cost and the time it takes to complete development, whether or not we are able to secure a development partner, thereby delaying the commercial launch of taribavirin and possibly weakening its position in relation to competing treatments. Our external research and development expenses for taribavirin were $1,935,000 and $3,522,000 for the three months and the six months ended June 30, 2007, respectively, compared with $4,548,000 and $11,238,000 for the corresponding periods in 2006, respectively.

Pradefovir:  Pradefovir is a compound that we licensed from Metabasis Therapeutics, Inc., or Metabasis, in October 2001. We had been engaged in the development of this compound into an oral once-a-day monotherapy for patients with chronic hepatitis B infection. We completed Phase 1 and Phase 2 clinical trials of pradefovir. We are in the process of collecting and analyzing data from a Phase 2 extension study in which we have discontinued dosing patients.

In January 2007, we licensed development and commercial rights to pradefovir to Schering-Plough. Under the terms of the assignment and license agreement, Schering-Plough made a cash payment of $19,200,000 to Valeant and $1,800,000 to Metabasis and agreed to pay additional cash fees to Valeant and Metabasis upon the achievement of certain development and regulatory milestones. Based on preliminary results of a 24-month oral carcinogenicity study in mice and rats submitted to Schering-Plough, we agreed in April 2007, at Schering-Plough’s request, to discontinue dosing of all patients in the pradefovir extension study as a precautionary measure, pending further analysis of the data by the Schering-Plough team. We notified the appropriate health authorities and clinical investigators and will be initiating a follow-up registry. In July 2007, Schering-Plough notified us of their intent to terminate this agreement and thereby return all pradefovir development and marketing rights to Metabasis.

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

In connection with this transaction, we acquired patent rights and rights to a clinical trial then underway to expand the labeled indications of Infergen. In the DIRECT trial (IHRC-001) which started in the second quarter of 2004, 514 patients were enrolled. All patients have now completed treatment and follow-up. Data analysis is still in process. We plan to present preliminary results in late 2007. We reported 24-week and 48-week data from the trial at a scientific meeting in October 2006. The percent of patients who were virus negative at end-of-treatment (treatment week 48) for the Infergen 9 mcg and 15 mcg groups were 16 percent and 19 percent, respectively (TMA Assay). Response rates at end-of-treatment using the bDNA assay were 22 percent and 25 percent for the Infergen 9 mcg and 15 mcg groups, respectively.

The second DIRECT trial (IHRC-002) has enrolled 144 patients of the possible 171. All patients have completed the follow-up phase. The data is currently being processed in preparation for analysis. We expect to report and publish the results from these studies sometime in late 2007.

In March 2007, we initiated a Phase 4 study to evaluate the use of Infergen 15 mcg/day plus ribavirin (1.0-1.2 g/day) in patients who did not have an optimal response at 12 weeks of treatment with pegylated interferon and ribavirin. The multi-center, randomized U.S. study will enroll patients who received initial treatment with pegylated interferon and ribavirin and achieve a >2log 10 decline in HCV RNA at week 12 but still have detectable virus (“partial responders”). The patients will be immediately randomized to receive Infergen 15 mcg/day plus ribavirin (1.0-1.2 g/day) for 36 or 48 weeks or continue on their pegylated interferon and ribavirin regimen for an additional 36 weeks of therapy. All treatment groups will have a 24-week follow up period to measure sustained virologic response. Enrollment into this study has now started.

For the three months and the six months ended June 30, 2007, external research and development expenses for Infergen were $1,880,000 and $4,000,000, respectively, compared with $889,000 and $2,750,000 for the corresponding periods in 2006, respectively.

Cesamet:  Cesamet (nabilone), a synthetic cannabinoid, was approved by the FDA on May 15, 2006 for the treatment of cancer chemotherapy-induced nausea and vomiting (CINV) in patients who have failed to respond adequately to conventional antiemetic treatments. We also market the product in Canada for CINV. In recent years, there has been increasing scientific and clinical evidence regarding the efficacy of cannabinoids in different types of pain, including chronic neuropathic pain. Certain chemotherapy regimens result in neuropathic pain, with more than 90% of patients being affected. We submitted an Investigational New Drug Application to the FDA in January 2007, to evaluate Cesamet in the treatment of chronic neuropathic pain associated with cancer chemotherapy. Study start-up activities are currently ongoing. We plan to start enrollment in the fourth quarter of 2007.

Foreign Operations

Approximately 72% and 70% of our revenues from continuing operations, which includes royalties, for the six months ended June 30, 2007 and 2006, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 5% of product sales. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid, Medicare and contract rebates are most at-risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement. This interval can exceed twelve months. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.

We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs.

In some markets customers have the right to return products to us under certain conditions. Historically and in the three and six-month periods ended June 30, 2007 and 2006, the provision for sales returns was less than 3% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

We earn ribavirin royalties as a result of sales of products by third-party licensees, Schering-Plough and Roche. Ribavirin royalties are earned at the time the products subject to the royalty are sold by the third party and are reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period. We rely on a limited amount of financial information provided by Schering-Plough and Roche to estimate the amounts due to us under the royalty agreements. In June 2007, we revised our estimate of ribavirin royalties receivable from Schering-Plough, to incorporate certain historical data and payment patterns. This revision increased the royalties recorded in the three months and the six months ended June 30, 2007 by $620,000.

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

Stock-based Compensation Expense

We apply SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 was $7,494,000, compared with $10,696,000 for the similar time period in 2006. We adopted SFAS 123(R)on a prospective basis and have not restated financial statements for prior years.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2007 and 2006 was $7.28 and $7.83, respectively, determined using the Black-Scholes model and the following weighted-average assumptions:

	2007	2006

Average life of option (years)	5.73	4.10 - 5.80
Stock price volatility	35% - 36%	37% - 39%
Expected dividend per share	$0.00	$0.00 - $0.31
Risk-free interest rate	4.52% - 4.76%	4.54% - 4.80%
Weighted-average fair value of options	$7.28	$7.83

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at June 30, 2007 is $17,960,000. This will be amortized to expense as follows: $5,632,000 in the remaining quarters of 2007, $6,003,000 in 2008, $2,342,000 in 2009 and $728,000 in 2010 and thereafter.

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

We have purchase commitments to purchase inventory from certain third party manufacturers and suppliers. These purchase commitments include our agreements to purchase approximately $20,000,000 in inventory of Infergen in the next 24 months. These inventory purchases may exceed the amount of inventory required to support the demand for the product, which may lead to future inventory obsolescence charges.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and six months ended June 30, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 7, 2007, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

•	The future growth of our business depends on the development and approval of new products by us and our licensees, including taribavirin and retigabine. The process of developing new drugs has an inherent risk of failure. For example, product candidates may turn out to be ineffective or unsafe in clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. Our inability to develop our products due to these or other factors could have a material adverse effect on future revenues.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our relationships with wholesale distributors, including those in Mexico, can affect sales results and, if there is a change in any of these relationships, our results may not meet our expectations.

•	The successful commercialization of product candidates and the conduct of clinical trials are subject to many risks, including the ability to complete enrollment of the requisite number of patients in clinical trials and to conclude clinical trials within expected timeframes, adverse events that would require clinical trials to be prematurely terminated, clinical results that indicate continuing clinical and commercial pursuit of clinical candidates is not advisable, and the fact that Phase 2 clinical trial results are not always indicative of those seen in Phase 3 clinical trials.

•	Our current business plan includes targeted expansion through acquisitions of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations, in addition to the development of new products. If we are unable to successfully execute on our expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of our business may be negatively affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At June 30, 2007, the fair values of the Company’s financial instruments were as follows (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Forward contracts	$68,939	$208	$208
Interest rate swaps	150,000	(6,006)	(6,006)
Outstanding fixed-rate debt	780,000	(780,000)	(741,438)

In June 2007, we established hedges of the net investment in our Mexico based subsidiaries in a total amount of approximately $27 million USD equivalent. These hedges reduce the impact of potential translation on USD denominated cash and investments held by these Mexico based subsidiaries.

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At June 30, 2007, we did not have foreign denominated variable rate debt that would be subject to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our second quarter 2007 pretax earnings. In addition, we have $780,000,000 of fixed rate debt as of June 30, 2007, that requires U.S. dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiary units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $23,300,000 as of June 30, 2007.

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

As of June 30, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

The current SEC investigation could adversely affect our business and the trading price of our securities.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At our 2007 Annual Meeting of Stockholders held on May 22, 2007 (the “Annual Meeting”), our stockholders elected Norma Ann Provencio, Timothy C. Tyson and Elaine Ullian as directors to serve until our 2010 annual meeting of stockholders or until his or her respective successor is elected and qualified. The term of office for the following directors whose terms expire at our 2008 annual meeting continued after the Annual Meeting: Richard H. Koppes and G. Mason Morfit. The term of office for the following directors whose terms expire at our 2009 annual meeting continued after the Annual Meeting: Robert A. Ingram, Lawrence N. Kugelman and Theo Melas-Kyriazi.

In addition, at the Annual Meeting, our stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

Voting at the Annual Meeting was as follows:

	Votes Cast	Votes Cast	Votes	Votes
Matter	For	Against	Withheld	Abstain

Election of Norma Ann Provencio	83,821,014		4,103,730
Election of Timothy C. Tyson	76,418,928		11,505,815
Election of Elaine Ullian	74,359,310		13,565,433
Ratification of Appointment of Pricewaterhouse Coopers LLP	77,800,833	10,081,356		42,553

Item 6.	Exhibits

(a)	Exhibits

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
10.1	Form of Restricted Stock Unit Award Grant Notice for Directors
10.2	Form of Restricted Stock Unit Award Agreement for Directors
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/  Timothy C. Tyson
Timothy C. Tyson
President and Chief Executive Officer

Date: August 7, 2007

/s/  Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2007

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
10.1	Form of Restricted Stock Unit Award Grant Notice for Directors
10.2	Form of Restricted Stock Unit Award Agreement for Directors
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.