Form 10-Q
period 2007-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2007-11-08
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of November 5, 2007 was 90,988,591.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(In thousands, except par value data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$354,996	$326,002
Marketable securities	13,833	9,743
Accounts receivable, net	200,742	227,452
Inventories, net	117,105	130,747
Assets held for sale and assets of discontinued operations	65,395	124,821
Prepaid expenses and other current assets	14,831	16,398
Current deferred tax assets, net	6,561	8,071
Income taxes receivable	8,365	2,526

Total current assets	781,828	845,760
Property, plant and equipment, net	110,591	94,121
Deferred tax assets, net	65,824	21,514
Goodwill	80,346	75,346
Intangible assets, net	411,414	414,915
Other assets	46,408	53,555
Assets of discontinued operations	—	226

Total non-current assets	714,583	659,677

	$1,496,411	$1,505,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$39,476	$60,621
Accrued liabilities	142,009	142,532
Notes payable and current portion of long-termdebt	2,842	9,237
Income taxes	6,424	39,818
Current liabilities of discontinued operations	6,380	—

Total current liabilities	197,131	252,208
Long-term debt, less current portion	780,318	778,196
Deferred tax liabilities, net	1,610	3,255
Liabilities for uncertain tax positions	59,242	—
Other liabilities	20,145	18,182
Liabilities of discontinued operations	2,104	18,343

Total non-current liabilities	863,419	817,976

Total liabilities	1,060,550	1,070,184

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 90,964 (September 30, 2007) and 94,415 (December 31, 2006) shares outstanding (after deducting shares in treasury of 5,817 as of September 30, 2007 and 1,094 as of December 31, 2006)	910	944
Additional capital	1,209,194	1,263,318
Accumulated deficit	(837,029)	(848,467)
Accumulated other comprehensive income	62,786	19,458

Total stockholders’ equity	435,861	435,253

	$1,496,411	$1,505,437

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2007 and 2006
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Product sales	$194,545	$189,872	$565,166	$555,015
Alliance revenue (including ribavirin royalties)	14,078	20,968	69,503	60,694

Total revenues	208,623	210,840	634,669	615,709

Costs and expenses:
Cost of goods sold (excluding amortization)	59,033	57,326	167,089	173,804
Selling expenses	64,396	62,634	190,482	183,254
General and administrative expenses	29,276	26,621	83,738	85,084
Research and development costs	24,886	20,328	68,612	73,999
Gain on litigation settlements	—	(17,550)	—	(51,550)
Restructuring charges and asset impairment	—	17,139	13,575	96,687
Amortization expense	18,130	16,774	54,277	48,511

Total costs and expenses	195,721	183,272	577,773	609,789

Income from operations	12,902	27,568	56,896	5,920
Other income (loss), net, including translation and exchange	(262)	(454)	2,556	1,240
Interest income	3,601	3,209	12,881	8,581
Interest expense	(10,365)	(10,960)	(32,199)	(32,258)

Income (loss) from continuing operations before income taxes	5,876	19,363	40,134	(16,517)
Provision for income taxes	8,081	11,659	8,154	24,360
Minority interest, net	1	1	2	2

Income (loss) from continuing operations	(2,206)	7,703	31,978	(40,879)

Income (loss) from discontinued operations	(9,813)	6,004	(18,979)	6,097

Net income (loss)	$(12,019)	$13,707	$12,999	$(34,782)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.34	$(0.44)
Income (loss) from discontinued operations	(0.11)	0.07	$(0.20)	$0.07

Basic income (loss) per share:	$(0.13)	$0.15	$0.14	$(0.37)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.34	$(0.44)
Income (loss) from discontinued operations	(0.11)	0.06	(0.20)	0.07

Diluted income (loss) per share:	$(0.13)	$0.14	$0.14	$(0.37)

Shares used in per share computations	91,705	93,093	93,705	92,907

Shares used in per share computation — Diluted	91,705	95,265	95,003	92,907

Dividends paid per share of common stock	$—	$0.08	$—	$0.24

Dividends declared per share of common stock	$—	$—	$—	$0.16

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months and nine months ended September 30, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(12,019)	$13,707	$12,999	$(34,782)
Other comprehensive income (loss):
Foreign currency translation adjustments	25,454	4,745	37,365	15,371
Unrealized gain (loss) on marketable equity securities and other	(1,262)	155	6,375	(817)
Pension liability adjustment	(189)	(57)	(412)	(352)

Comprehensive income (loss)	$11,984	$18,550	$56,327	$(20,580)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$12,999	$(34,782)
Income (loss) from discontinued operations	(18,979)	6,097

Income (loss) from continuing operations	31,978	(40,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,170	64,987
Provision for losses on accounts receivable and inventory	6,953	11,697
Stock compensation expense	10,729	16,229
Translation and exchange gains, net	(2,556)	(1,240)
Impairment charges and other non-cash items	6,445	83,578
Deferred income taxes	14,889	7,610
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	29,086	(17,928)
Inventories	2,879	(11,886)
Prepaid expenses and other assets	(2,049)	(2,203)
Trade payables and accrued liabilities	(17,520)	(14,949)
Income taxes	(40,130)	(17,744)
Other liabilities	208	1,742

Cash flow from operating activities in continuing operations	107,082	79,014
Cash flow from operating activities in discontinued operations	(22,095)	1,050

Net cash provided by operating activities	84,987	80,064

Cash flows from investing activities:
Capital expenditures	(24,683)	(26,177)
Proceeds from sale of assets	37,923	8,337
Proceeds from sale of businesses	30,120	—
Proceeds from investments	19,967	20,501
Purchase of investments	(22,100)	(20,200)
Acquisition of businesses, license rights and product lines	(35,487)	(4,129)

Cash flow from investing activities in continuing operations	5,740	(21,668)
Cash flow from investing activities in discontinued operations	(5,942)	(459)

Net cash provided by (used in) investing activities	(202)	(22,127)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,923	—
Payments on long-term debt and notes payable	(8,935)	(6,372)
Proceeds capitalized lease financing and long-term debt	—	120
Stock option exercises and employee stock purchases	14,517	7,898
Purchase of treasury stock	(79,599)	—
Dividends paid	—	(21,550)

Cash flow from financing activities in continuing operations	(72,094)	(19,904)

Cash flow from financing activities in discontinued operations	573	408

Net cash used in financing activities	(71,521)	(19,496)
Effect of exchange rate changes on cash and cash equivalents	15,527	4,679

Net increase in cash and cash equivalents	28,791	43,120
Cash and cash equivalents at beginning of period	326,205	224,903

Cash and cash equivalents at end of period	354,996	268,023
Cash and cash equivalents classified as part of discontinued operations	—	(136)

Cash and cash equivalents of continuing operations	$354,996	$267,887

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2007
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

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a global specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. In addition, we generate alliance revenue from out-licensed products, including royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough).

Principles of Consolidation:  The accompanying consolidated condensed financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. All significant intercompany account balances and transactions have been eliminated.

Marketable Securities:  Investments in marketable securities are categorized as either being expected to be held-to-maturity or available-for-sale. Marketable securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. Investments categorized as available-for-sale are marked to market based on quoted market values of the securities, with the resulting adjustments, net of deferred taxes, reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. As of September 30, 2007 and December 31, 2006, the fair market value of our marketable securities approximated cost.

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

Comprehensive Income (Loss):  We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, unrealized gains and losses on marketable securities, pension funded status and changes in the fair value of derivative financial instruments.

Per Share Information:  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In computing diluted earnings per share, the weighted-average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, restricted stock units, and shares purchased in the employee stock purchase program. Income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

Stock-Based Compensation Expense:  We have adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

stock purchases under our Employee Stock Purchase Plan based on estimated fair values. In order to estimate the fair value of stock options we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions which can vary over time. Additional information about our stock option programs and the assumptions used in determining the fair value of stock-based compensation are contained in Note 8.

Assets Held for Sale:  We have announced our plan to divest our Infergen product rights. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), we have classified the intangible asset value, the Infergen inventory, and certain long-lived assets associated with Infergen as assets held for sale as of September 30, 2007. In June 2007, we completed the sale of our manufacturing plants in Puerto Rico and Basel, Switzerland. At December 31, 2006 the net book values of these facilities were classified as assets held for sale in our consolidated condensed financial statements.

Discontinued Operations:  In September 2007, we made a strategic decision to divest our Infergen product rights. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS 144. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented. More details on discontinued operations are available in Note 4.

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

Treasury Stock:  We have recorded the repurchase of treasury stock by reducing the common stock account for the par value of the shares repurchased and adjusting paid-in capital for the balance. As of December 31, 2006 and September 30, 2007, these adjustments to paid-in capital were $18,561,000 and $98,113,000, respectively, which correspond to 1,094,000 and 5,817,000 treasury shares, respectively.

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

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective for Valeant as of January 1, 2008 and we are currently assessing the impact that SFAS 157 may have on our financial statements.

SFAS 159.  In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards. We have not yet determined if we will elect to apply the options presented in SFAS 159; the earliest effective date that we can make such an election is January 1, 2008.

FASB Proposed Statement of Position APB 14-a (not yet implemented).  In August 2007, the FASB issued for comment FASB Statement of Position APB 14-a (“FSP APB 14-a”) for a comment period that ended in October 2007. If the proposed FSP APB 14-a is implemented, it would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed FSP APB 14-a would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the proposed FSP APB 14-a would be applied retrospectively to all periods presented. If this proposal is implemented as currently drafted, it will materially increase our reported interest expense.

2.	Restructuring

On April 3, 2006, we announced a restructuring program to reduce costs and accelerate earnings growth. We completed this restructuring program in June 2007 with the sale of our manufacturing plants in Basel, Switzerland and Puerto Rico.

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

The objective of the restructuring program as it related to manufacturing was to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the development of taribavirin. In December 2006, we transferred our former factories in Basel, Switzerland and Puerto Rico to a “held for sale” classification in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In June 2007, we sold these manufacturing facilities and the related inventories to Legacy Pharmaceuticals International for aggregate proceeds of $29,500,000, of which $12,000,000 was received as consideration for inventories sold to Legacy Pharmaceuticals International and $17,500,000 was received as consideration for the manufacturing facilities. The transaction also included transition payment obligations of $6,000,000 to be paid by Valeant to Legacy Pharmaceuticals International over a 24-month period as well as capital expenditure obligations of $650,000 to be incurred by us. In the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

three months ended September 30, 2007, Legacy Pharmaceuticals International agreed to pay us $1,818,000 and $385,000 for inventory and working capital adjustments, respectively, pursuant to the site sale agreements.

Our restructuring charges have included impairment charges resulting from the sale of our former headquarters facility, discovery and pre-clinical operations equipment, and our former manufacturing facilities in Puerto Rico and Basel, Switzerland. The restructuring included the reduction of approximately 850 employees, the majority of whom work in the two manufacturing facilities sold to Legacy Pharmaceuticals International. As of September 30, 2007, employee severance costs in this restructuring program have been recorded for approximately 490 employees and no severance payments have been recorded for the remaining employees who transferred to Legacy Pharmaceuticals International.

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

We did not record a restructuring provision in the three months ended September 30, 2007. We recorded a provision of $17,139,000 in the three months ended September 30, 2006. We recorded a provision of $13,575,000 in the nine months ended September 30, 2007, compared with $96,687,000 for the nine months ended September 30, 2006. Severance charges recorded as part of this restructuring program in the nine months ended September 30, 2007 total $5,130,000 and relate to employees whose positions were eliminated in the restructuring.

Restructuring Charge Details (in thousands)

	Three Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2006	2006	2006

Employee severances	$1,922	$13,935	$16,997
Contract cancellation and other cash costs	665	1,657	1,662

Subtotal: cash charges	2,587	15,592	18,659
Abandoned software and other capital assets	193	21,546	22,178
Impairment of manufacturing and research facilities	14,359	59,549	97,344

Subtotal: non-cash charges	14,552	81,095	119,522

Total:	$17,139	$96,687	$138,181

	Three Months	Nine Months	Cumulative
	Ended	Ended	Total
	September 30,	September 30,	Incurred
	2007	2007

Employee severances (approximately 490 employees)	$—	$5,130	$22,127
Contract cancellation and other cash costs	—	3,115	4,777

Subtotal: cash charges	—	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	—	2,891	2,891
Impairment of manufacturing and research facilities	—	2,439	99,783

Subtotal: non-cash charges	—	5,330	124,852

Total:	$—	$13,575	$151,7561

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

Three Months
Ended
September 30,
2007

Opening accrual	$9,977
Charges to earnings	—
Cash paid	(4,771)

Closing accrual	$5,206

3.	Acquisitions

In the nine months ended September 30, 2007, we acquired product rights in the United States, Europe, and Argentina for aggregate consideration of $39,784,000. In the United States we acquired a paid-up license to Kinetin and Zeatin, the active ingredients in the Kinerase product line, for cash consideration of $21,000,000 and other consideration of $4,170,000. In Europe we acquired the rights to nabilone, the product we currently market as Cesamet in the United States and Canada, for $13,396,000. We acquired the rights to certain products in Poland and Argentina for $1,218,000.

In the nine months ended September 30, 2006, we acquired certain product rights in smaller transactions. The aggregate cash consideration for these product rights was $4,129,000.

4.	Discontinued Operations

In September 2007, we made a strategic decision to divest our Infergen product rights. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated condensed financial statements in accordance with SFAS 144. The consolidated condensed financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

In the three months and the nine months ended September 30, 2007, the loss from discontinued operations related to Infergen. In the three months and the nine months ended September 30, 2006, the income from discontinued operations was primarily related to the reduction of an environmental reserve for the discontinued biomedicals facility, offset in part by the loss from our Infergen operations. The loss on disposal of discontinued operations in the nine months ended September 30, 2007 was primarily related to a legal judgment with respect to the discontinued biomedicals business. The cost of goods sold of discontinued operations in the three months and the nine months ended September 30, 2007 include a technology transfer payment of $5,259,000 made to the future manufacturer of Infergen.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Infergen:
Product sales	$8,636	$9,134	$26,959	$34,148
Costs and expenses:
Cost of goods sold (excluding amortization)	8,365	2,978	14,523	10,860
Selling expenses	6,586	4,948	19,619	14,874
General and administrative expenses	679	591	1,367	1,241
Research and development costs	1,279	521	5,279	3,271
Amortization expense	1,650	1,650	4,950	4,950

Total costs and expenses	18,559	10,688	45,738	35,196

Loss from discontinued operations, Infergen	(9,923)	(1,554)	(18,779)	(1,048)
Other discontinued operations:
Other income	—	6,064	—	5,738

Consolidated discontinued operations:
Income (loss) from discontinued operations	(9,923)	4,510	(18,779)	4,690

Benefit for income taxes	160	12	231	9

Income (loss) from discontinued operations	(9,763)	4,522	(18,548)	4,699
Disposal of discontinued operation, net	(50)	1,482	(431)	1,398

Income (loss) from discontinued operations, net	$(9,813)	$6,004	$(18,979)	$6,097

The assets and liabilities of discontinued operations are stated separately as of September 30, 2007 and December 31, 2006 on the accompanying consolidated condensed balance sheet. All of the assets of discontinued operations as of September 30, 2007 relate to the Infergen business. The Infergen assets which are classified in discontinued operations are reclassified as assets held for sale on the accompanying consolidated condensed balance sheets as of September 30, 2007. In the three months ended September 30, 2007, we made a $5,000,000 contingent milestone payment to InterMune which we recorded as goodwill. We subsequently reclassified $4,816,000 of goodwill to discontinued operations based on the relative fair value of Infergen in comparison with the North America segment.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The major assets and liabilities categories of discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$—	$203
Accounts receivable, net	—	21
Inventories, net	5,986	11,932
Prepaid expenses and other current assets	—	2
Property, plant and equipment, net	143	158
Goodwill	4,816	4,816
Intangible assets, net	54,450	59,400

Assets of discontinued operations	$65,395	$76,532

LIABILITIES
Current Liabilities:
Accrued liabilities	$6,380	$12,777
Other liabilities	2,104	5,566

Liabilities of discontinued operations	$8,484	$18,343

Environmental contamination had previously been identified in the soil under a facility which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site involved excavation and disposal of the waste at appropriately licensed sites. Environmental reserves have been provided for remediation and related costs. Remediation costs have been applied against these environmental reserves as they have been incurred. As assessments and remediation have progressed, these liabilities have been reviewed and adjusted to reflect additional information. The environmental reserves were reduced in the third quarter of 2006 based upon contractual agreements for remediation work which totaled less than the amounts previously accrued for projects. We have substantially completed this environmental remediation work. Total environmental reserves for this site were $6,289,000 and $12,660,000 as of September 30, 2007 and December 31, 2006, respectively, and are included in the current liabilities of discontinued operations. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to environmental remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of September 30, 2007 cannot be reasonably estimated.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income:
Numerator for basic and dilutive earnings (loss) per share
Income (loss) from continuing operations	$(2,206)	$7,703	$31,978	$(40,879)
Income (loss) from discontinued operations	(9,813)	6,004	(18,979)	6,097

Net income (loss)	$(12,019)	$13,707	$12,999	$(34,782)

Shares:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	91,705	93,093	93,705	92,907
Employee stock options	—	1,939	1,046	—
Other dilutive securities	—	233	252	—

Dilutive potential common shares	—	2,172	1,298	—

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares after assumed conversions	91,705	95,265	95,003	92,907

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.34	$(0.44)
Discontinued operations, net of taxes	(0.11)	0.07	$(0.20)	0.07

Basic net income (loss) per share	$(0.13)	$0.15	$0.14	$(0.37)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.34	$(0.44)
Discontinued operations, net of taxes	(0.11)	0.06	$(0.20)	0.07

Diluted net income (loss) per share	$(0.13)	$0.14	$0.14	$(0.37)

For the three months ended September 30, 2007 and the nine months ended September 30, 2006, options to purchase 840,000 and 1,799,000 shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive.

For the three months ended September 30, 2007 and 2006, options to purchase 8,669,000 and 8,570,000 shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, options to purchase 9,093,000 and 9,061,000 shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006

Accounts receivable, net:
Trade accounts receivable	$166,199	$180,767
Royalties receivable	15,272	22,212
Other receivables	27,311	31,486

	208,782	234,465
Allowance for doubtful accounts	(8,040)	(7,013)

	$200,742	$227,452

Inventories, net:
Raw materials and supplies	$30,932	$37,045
Work-in-process	16,087	21,477
Finished goods	85,306	86,522

	132,325	145,044
Allowance for inventory obsolescence	(15,220)	(14,297)

	$117,105	$130,747

Property, plant and equipment, net:
Property, plant and equipment, at cost	$214,124	$183,597
Accumulated depreciation and amortization	(103,533)	(89,476)

	$110,591	$94,121

Intangible assets:  The Infergen product intangible rights have been reclassified to assets of discontinued operations for all time periods reported. As of September 30, 2007 and December 31, 2006, intangible assets were as follows (in thousands):

	Weighted	September 30, 2007			December 31, 2006
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$305,624	$(121,016)	$184,608	$292,339	$(100,990)	$191,349
Infectious diseases	11	6,480	(3,690)	2,790	6,480	(3,420)	3,060
Dermatology	19	111,879	(51,553)	60,326	85,337	(42,786)	42,551
Other products	11	347,419	(192,264)	155,155	325,470	(165,025)	160,445

Total product rights	14	771,402	(368,523)	402,879	709,626	(312,221)	397,405
License agreement	5	67,376	(58,841)	8,535	67,376	(49,866)	17,510

Total intangible assets		$838,778	$(427,364)	$411,414	$777,002	$(362,087)	$414,915

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	Remaining
	Three Months of
	2007	2008	2009	2010	2011	Thereafter

Product rights
Neurology	$7,349	$29,262	$29,262	$29,178	$22,593	$66,964
Infectious diseases	90	360	360	360	360	1,260
Dermatology	2,580	10,439	10,110	9,798	9,672	17,728
Other products	4,708	19,145	18,392	17,802	17,300	77,808

Total product rights	14,726	59,206	58,124	57,138	49,925	163,760
License agreement	2,363	6,172	—	—	—	—

Total	$17,089	$65,378	$58,124	$57,138	$49,925	$163,760

Amortization expense for the three and nine months ended September 30, 2007 was $18,130,000 and $54,277,000, respectively, of which $15,326,000 and $45,302,000, respectively, related to amortization of acquired product rights. These reported amortization expenses exclude the amortization of the Infergen product rights which have been classified as assets of discontinued operations.

7.	Income Taxes

We incur losses in the United States where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, growth in U.S. product sales and other measures. However, at this time there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. A provision for income taxes of $8,081,000 was recorded for the three months ended September 30, 2007, comprising the following amounts (in thousands):

Three Months
Ended
September 30, 2007

Taxes payable on earnings in tax jurisdictions outside the U.S.	$8,521
Interest and penalties on U.S. liabilities, state taxes and other	(440)

$8,081

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 became effective for Valeant as of January 1, 2007. As a result of the adoption of FIN 48, we recognized an increase of $1,560,000 to the beginning balance of accumulated deficit on the balance sheet. At January 1, 2007 we had $122,697,000 of unrecognized benefits, of which $32,225,000 (inclusive of $18,432,000 interest and $2,602,000 penalties) would reduce our effective tax rate, if recognized. As of September 30, 2007, unrecognized benefits were reduced to $113,586,000, of which $9,010,000 (inclusive of $6,492,000 interest and $1,456,000 penalties) would reduce our effective rate, if recognized. Based on current discussions with the IRS related to its exam of tax years 2003 and 2004, we believe that it is reasonably possible that certain amounts will be reversed within the next twelve months. However, such changes are not expected to have any material effect on our statement of financial position or results of operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Of the total unrecognized tax benefits, $26,843,000 is recorded as an offset against a valuation allowance as of September 30, 2007. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate.

The tax provision in the nine months ended September 30, 2007 benefited from the release of $21,521,000 in reserves. In June 2007, the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 was resolved. As a result, the related unrecognized benefits were reversed in the second quarter of 2007. The provision for income taxes was reduced by $21,521,000, primarily related to resolution of the gain recognition issue which arose for the year ended December 31, 1999.

As of September 30, 2007, an IRS examination of the 2002 through 2004 tax years was completed and we began a formal appeal with the IRS to protest adjustments with which we do not agree. During the three months ended September 30, 2007, there were no material changes to the unrecognized tax benefit relating to issues arising during this examination.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

For the U.S., all years prior to 1997 are closed under the statute of limitations. Years subsequent to 1996 are open, with 2002 to 2004 under current tax examination. Our significant foreign subsidiaries are open to tax examinations for years ending in 2001 and later.

8.	Common Stock and Share Compensation

In June 2007, our Board of Directors authorized a stock repurchase program. This program authorized us to repurchase up to $200,000,000 of our outstanding common stock in a 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases is subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, including restrictions in our debt covenants, and alternate investment opportunities. As of September 30, 2007, we had purchased 4,723,000 shares, for a total amount of $79,599,000.

In May 2006, our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 2003 Equity Incentive Plan. The number of shares of common stock authorized for issuance under the Incentive Plan was 22,304,000 in the aggregate, with 5,742,000 remaining available for grant at September 30, 2007. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards and stock bonuses to our key employees, officers, directors, consultants and advisors. Options granted under the Incentive Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, other than with respect to options and stock appreciation rights awards, shares may be issued as awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four-year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2005	14,632	$17.80
Granted	2,014	$18.54
Exercised	(1,592)	$19.38
Canceled	(1,703)	$21.81

Shares under option, December 31, 2006	13,351	$18.28

Granted	185	$16.66
Exercised	(1,208)	$17.49
Canceled	(1,604)	$21.78

Shares under option, September 30, 2007	10,724	$18.47

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at December 31, 2006	8,374	$18.00

Exercisable at September 30, 2007	6,854	$18.08

Awards available for grant at December 31, 2006	4,376

Awards available for grant at September 30, 2007	5,742

The schedule below reflects the number of outstanding and exercisable options as of September 30, 2007 segregated by price range (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$ 8.10 - $17.72	4,158	$13.63	2,871	$11.88	6.40
$18.55 - $18.75	3,589	$18.61	1,700	$18.55	6.43
$18.84 - $46.25	2,977	$25.07	2,283	$25.52	5.23

	10,724		6,854

SFAS No. 123(R) Assumptions and Fair Value:  The fair value of options granted in 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Average life of option (years)	5.73	4.10 - 5.80
Stock price volatility	35% - 37%	37% - 39%
Expected dividend per share	$0.00	$0.00 - $0.31
Risk-free interest rate	4.24% - 4.76%	4.54% - 4.80%
Weighted-average fair value of options	$7.00	$7.83

The aggregate intrinsic value of the stock options outstanding at September 30, 2007 was $11,459,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at September 30, 2007 was $11,459,000. During the nine months ended September 30, 2007 stock options with an aggregate intrinsic value of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

$6,974,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options that vested in the nine months ended September 30, 2007, as determined using the Black-Scholes valuation model, was $4,082,000.

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount. There are 7,000,000 shares of common stock reserved for issuance under the ESPP, plus an annual increase on the first day of our fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In 2006, we issued 64,000 shares of common stock for proceeds of $938,000 under the ESPP. In the nine months ended September 30, 2007, 24,703 shares were issued for proceeds of $359,000.

Restricted Stock Units:  Non-employee members of our board of directors receive compensation in the form of restricted stock units, cash retainers and meeting fees for each meeting they attend during the year. Directors also have the option to receive restricted stock units in lieu of fees otherwise payable in cash. During the nine months ended September 30, 2007, the nine months ended September 30, 2006 and the year ended December 31, 2006, we granted our non-employee directors 63,132, 69,575 and 72,302 restricted stock units, respectively. The restricted stock units issued to non-employee directors in these periods had a fair value of $998,000, $1,172,000, and $1,222,000, respectively. Each restricted stock unit granted to non-employee directors vests over one year or less, is entitled to dividend equivalent shares and is exchanged for a share of our common stock one year after the director ceases to serve as a member of our Board. Each share of restricted stock units granted to certain officers of the company in 2005 vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of our common stock upon vesting. As of September 30, 2007 and December 31, 2006, there were 299,736 and 268,524 restricted stock units outstanding, respectively.

A summary of stock compensation expense for our stock incentive plans is presented below (amounts in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Employee stock options	$2,916	$5,086	$9,479	$14,407
Employee stock purchase plan	79	69	158	337
Restricted stock units	368	462	1,092	1,485

Total stock-based compensation expense	$3,363	$5,617	$10,729	$16,229

Stock compensation expense was charged to the following accounts (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of goods sold	151	226	504	1,026
Selling expenses	846	707	2,660	2,335
General and administrative expenses	2,219	4,151	6,932	10,752
Research and development costs	147	533	633	2,116

Total stock-based compensation expense	$3,363	$5,617	$10,729	$16,229

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding at September 30, 2007 is as follows (in thousands):

Remainder of 2007	$2,153
2008	6,036
2009	2,394
2010 and thereafter	800

$11,383

Dividends:  We did not declare and did not pay dividends in the nine months ended September 30, 2007. We declared and paid cash dividends of $0.0775 per share for the first and second quarters of 2006. We also paid cash dividends of $0.0775 per share in the first quarter of 2006 for the dividend declared in the fourth quarter of 2005.

9.	Commitments and Contingencies

We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:

Derivative Actions Related to Ribapharm Bonuses:  We were a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purported to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuit asserted claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff sought, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering. In March 2007, the complaint was dismissed, with prejudice. The court has retained jurisdiction to consider an application for attorneys’ fees and expenses by plaintiff’s counsel. On May 4, 2007, plaintiff filed a motion seeking $1.3 million in fees. We opposed the motion, and on October 1, 2007, the court held a hearing. The court has not yet issued its ruling.

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

We settled the litigation with respect to ten of the defendants prior to trial. The claims with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,050,000 and $3,000,000, respectively, were tried in Delaware Chancery Court in a one-week trial beginning February 27, 2006. On July 28, 2006, we entered into a settlement agreement with Mr. Panic, which was amended on October 6, 2006. Pursuant to that settlement, Mr. Panic paid us $20,000,000. We recorded a $17,550,000 gain resulting from this settlement in the third quarter of 2006. The amount reflects the settlement proceeds net of related costs associated with the litigation and settlement arrangement.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006, respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases before Judge Ronald L. Bauer. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeds to conclusion. The plaintiff in the Pronko action filed an amended complaint on April 11, 2007. On August 20, 2007, the court overruled a demurrer challenging the amended complaint based on the plaintiff’s failure to make a pre-suit demand on our board of directors. The plaintiff intends to dismiss certain defendants from the action and to file a second amended complaint in January 2008.

We are a nominal defendant in a shareholder derivative action pending in the Court of Chancery of the state of Delaware, styled Sherwood v. Tyson, et. al., filed on March 20, 2007. This complaint also purports to assert derivative claims on the Company’s behalf for breach of fiduciary duties, gross mismanagement and waste, constructive fraud and unjust enrichment related to the alleged backdating of employee stock options. The plaintiff seeks, among other things, damages, an accounting, disgorgement, rescission and/or repricing of stock options, and imposition of a constructive trust for the benefit of the Company on amounts by which the defendants were unjustly enriched. The plaintiff has agreed to a stay pending resolution of the Pronko action in California.

Patent Oppositions:  Our two European patents covering ribavirin have been revoked by the Opposition Division of the European Patent Office (E.P.O.). The first was revoked on November 25, 2005. We are appealing this decision and expect a decision on the appeal in late 2007. Additionally, on June 12, 2007, the Opposition Board of the E.P.O. revoked our second patent on ribavirin. Roche has discontinued its royalty payment for ribavirin sales in Europe effective the date of revocation of the second patent. In addition, Roche has notified us that, given the current state of the issued patents in Japan, it does not believe that any royalties are due with respect to ribavirin sales in Japan under the terms of our license agreement with Roche. Since royalty payments from Schering, our other licensee of ribavirin, do not depend on the existence of a patent, we expect that payments from Schering will continue until 2009 in Europe and 2010 in Japan.

Argentina Antitrust Matter:  In July 2004, we were advised that the Argentine Antitrust Agency had issued a notice unfavorable to us in a proceeding against our Argentine subsidiary. The proceeding involves allegations that the subsidiary in Argentina abused a dominant market position in 1999 by increasing its price on Mestinon in Argentina and not supplying the market for approximately two months. The subsidiary filed documents with the agency offering an explanation justifying its actions, but the agency has now rejected the explanation. The agency is collecting evidence prior to issuing a new decision. Argentinean law permits a fine to be levied of up to $5,000,000 plus 20% of profits realized due to the alleged wrongful conduct. Based upon the size of the transactions alleged to have violated the law, we do not expect this matter to draw the maximum penalty.

Permax Product Liability Cases:  On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Kali Litigation:  On June 28, 2007, we reached a settlement in principle with respect to a patent infringement lawsuit with Kali Laboratories, Inc. In March 2004, Kali submitted Abbreviated New Drug Application (“ANDA”) No. 76-843 with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). In July 2004, Xcel Pharmaceuticals, Inc., which we acquired on March 1, 2005, filed a complaint against Kali for patent infringement of U.S. Patent No. 5,462,740 — Civil Case No. 04-3238 (JCL) in the United States District Court of New Jersey. The complaint alleged that Kali’s filing of ANDA No. 76-843 is an act of infringement under 35 U.S.C. §271(e)(4) of one or more claims of U.S. Patent No. 5,462,740.

We executed a settlement agreement on October 12, 2007, to allow Kali to introduce a generic version of Diastat and Diastat AcuDial on or after September 1, 2010, or earlier under certain circumstances, and the lawsuit has been dismissed.

Former ICN Yugoslavia Employees:  In December 2003, sixteen former employees of ICN Yugoslavia filed a complaint in state court in Orange County, California. Plaintiffs allege that we breached a promise by Milan Panic, who allegedly offered plaintiffs full pay and benefits if they boycotted the management installed by the Yugoslavian government following its takeover of ICN Yugoslavia. Plaintiffs’ initial complaint and first amended complaint were both dismissed by the judge in March and October 2004, respectively. However, plaintiffs appealed and the Court of Appeals reversed the trial court’s dismissal. Plaintiffs filed their second amended complaint in January 2006, alleging only unjust enrichment and constructive fraud. Discovery has closed. The parties have submitted this matter to binding arbitration. Arbitration commenced on October 23, 2007 with an evidentiary hearing on certain threshold issues, and is expected to conclude in December 2007.

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

The following table sets forth the amounts of our segment revenues and operating income for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues from continuing operations
Specialty pharmaceuticals
North America	$65,295	$62,091	$196,504	$185,237
International	54,273	60,530	146,514	170,191
EMEA	74,977	67,251	222,148	199,587

Total specialty pharmaceuticals	194,545	189,872	565,166	555,015
Alliance revenues (including ribavirin royalties)	14,078	20,968	69,503	60,694

Consolidated revenues	$208,623	$210,840	$634,669	$615,709

Operating income (loss) from continuing operations
Specialty pharmaceuticals
North America	$21,179	$17,429	$65,060	$51,313
International	12,689	18,589	22,486	50,695
EMEA	11,890	10,658	43,019	27,268

	45,758	46,676	130,565	129,276
Corporate expenses(1)(2)	(20,394)	(16,674)	(56,132)	(55,150)

Total specialty pharmaceuticals	25,364	30,002	74,433	74,126
Restructuring charges and asset impairment(3)	—	(17,139)	(13,575)	(96,687)
Gain on litigation settlement	—	17,550	—	51,550
Research and development	(12,462)	(2,845)	(3,962)	(23,069)

Consolidated segment operating income	12,902	27,568	56,896	5,920
Interest income	3,601	3,209	12,881	8,581
Interest expense	(10,365)	(10,960)	(32,199)	(32,258)
Other, net	(262)	(454)	2,556	1,240

Income (loss) from continuing operations before provision for income taxes	$5,876	$19,363	$40,134	$(16,517)

(1)	All stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	The corporate expense total above includes certain corporate marketing expenses in 2007 for our products in development. In the three months and the nine months ended September 30, 2006, $1,700,000 and $6,400,000 of similar costs were allocated out of the corporate segment and reassigned to the research and development division, due to the ownership of certain intellectual property by a foreign subsidiary within this division. This foreign subsidiary no longer owns this intellectual property and the corresponding costs in 2007 are recognized as corporate expenses.

(3)	Restructuring charges are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
Total Assets	2007	2006

North America	$351,233	$381,198
International	220,525	202,369
EMEA	481,815	515,267
Corporate	329,633	207,803
Research and Development Division	47,810	122,268
Discontinued operations	65,395	76,532

Total	$1,496,411	$1,505,437

The following table sets forth our long-term assets by segment as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
Long-term Assets	2007	2006

North America	$286,144	$288,889
International	78,537	58,763
EMEA	213,163	201,188
Corporate	110,056	75,506
Research and Development Division	26,683	35,105

Total	$714,583	$659,451

The table above excludes $226,000 in non-current assets of discontinued operations as of December 31, 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Therapeutic Area/Product	2007	2006	2007	2006

Neurology
Diastat AcuDialtm(P)	$15,676	$14,802	$39,134	$38,533
Mestinon®(P)	13,820	11,449	38,402	33,592
Cesamet®(P)	7,279	6,487	20,051	13,832
Librax®	4,301	3,002	12,423	10,926
Migranal®(P)	2,614	1,133	9,395	6,949
Dalmane®/Dalmadorm®(P)	3,046	2,538	8,138	7,548
Tasmar®(P)	2,714	1,635	7,067	4,487
Melleril(P)	1,972	1,567	5,326	4,340
Zelapar®(P)	1,825	3,824	3,401	3,824
Other Neurology	15,264	16,092	47,257	46,311

Total Neurology	68,511	62,529	190,594	170,342

Dermatology
Efudix/Efudex®(P)	16,997	15,502	46,991	46,061
Kinerase®(P)	5,729	6,622	22,255	22,506
Dermatixtm(P)	4,056	2,553	10,394	7,364
Oxsoralen-Ultra®(P)	1,032	613	8,968	7,714
Other Dermatology	9,231	10,315	26,686	30,894

Total Dermatology	37,045	35,605	115,294	114,539

Infectious Disease
Virazole®(P)	2,453	2,142	11,064	11,723
Other Infectious Disease	5,916	4,448	16,310	14,069

Total Infectious Disease	8,369	6,590	27,374	25,792

Other therapeutic classes
Bedoyectatm(P)	14,268	13,879	31,478	36,970
Solcoseryl(P)	4,993	4,908	18,788	12,882
Bisocard(P)	5,864	4,045	16,133	11,522
Nyal(P)	3,340	2,134	9,094	8,691
MVI (multi-vitamin infusion)(P)	3,176	3,629	8,425	9,396
Espaven(P)	1,841	3,340	5,955	7,625
Protamin(P)	1,532	1,397	4,956	4,722
Other products	45,606	51,816	137,075	152,534

Total other therapeutic classes	80,620	85,148	231,904	244,342

Total product sales	$194,545	$189,872	$565,166	$555,015

Total promoted product sales	$114,227	$104,199	$325,415	$300,281

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months and the nine months ended September 30, 2007 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $30,760,000 and $109,949,000 in the three months and the nine months ended September 30, 2007, respectively.

11.	Alliance Revenue

We have reported the royalties received from the sale of ribavirin by Schering-Plough and Roche separately from our specialty pharmaceuticals product sales revenue since these royalties were first received in 1998. In 2007, we have begun presenting these royalty revenues within a new category of revenues, “alliance revenue.” The following table provides the details of our alliance revenue in the three and the nine months ended September 30, 2007 and September 30, 2006, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Ribavirin royalty	$14,078	$20,968	$50,253	$60,694
Licensing payment	—	—	19,200	—
Other	—	—	50	—

Total alliance revenue	$14,078	$20,968	$69,503	$60,694

A licensing payment of $19,200,000 was received in the first quarter of 2007 from Schering-Plough as a payment to us in the licensing of pradefovir. Alliance revenue for the nine months ended September 30, 2007 also included a $50,000 payment from an unrelated third party for a license to certain intellectual property assets.

In June 2007, we revised our estimate of ribavirin royalties receivable from Schering-Plough, to incorporate certain historical data and payment patterns. This revision increased the royalties recorded in the nine months ended September 30, 2007 by $404,000.

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

Our primary value driver is a specialty pharmaceutical business with a global platform. We believe that our global reach and marketing agility make us unique among specialty pharmaceutical companies, and provide us with the ability to leverage compounds in the clinical stage and commercialize them in major markets around the world. In addition, we receive royalties from the sale of ribavirin, although such royalties currently represent a much smaller contribution to our revenues than they have in the past and are expected to continue to decline in the future. We expect that royalty payments from Schering will continue until 2009 in Europe and 2010 in Japan.

Company Strategy and Restructuring

The key elements of our strategy, as refined by the restructuring program announced on April 3, 2006, include the following:

Targeted Growth Opportunities.  We focus our business on key markets, across three therapeutic areas and on products we have or may acquire where we can leverage our local market resources and particular brand recognition. We believe that our targeted core therapeutic areas are positioned for further growth and that it is possible for a mid-sized company to attain a leadership position within these categories. In addition, we intend to continue to pursue life-cycle management strategies for our regional and local brands. We also review our product portfolio for products and geographies that do not meet our growth and profitability expectations and have divested or discontinued certain non-strategic products as a result of this ongoing review. In September 2007, we made the strategic decision to sell our rights to Infergen. In 2007, we have also sold product rights to Reptilase, Solcoseryl in Japan, and our opthalmic business in Holland.

Product Acquisitions.  We plan to selectively license or acquire from third parties products, technologies and businesses that complement our existing business and provide for effective life cycle management of key products.

Efficient Manufacturing and Supply Chain Organization.  The objective of the restructuring program as it related to manufacturing was to further rationalize our manufacturing operations and further reduce our excess capacity. We completed this restructuring program with the sale of our manufacturing facilities in Basel, Switzerland and Puerto Rico in June 2007. Under our global manufacturing strategy, we also seek to minimize our costs of goods sold by increasing capacity utilization in our manufacturing facilities or by outsourcing and by other actions to improve efficiencies. We have undertaken major process improvement initiatives and implemented process improvements, affecting all phases of our operations, from raw material and supply logistics, to manufacturing, warehousing and distribution.

Clinical Development Activities.  We are focusing efforts and expenditures on two late stage development projects: retigabine, a potential treatment for partial onset seizures in patients with epilepsy and for neuropathic pain, and taribavirin, a potential treatment for hepatitis C. The restructuring program was designed in part to rationalize our investments in research and development efforts in line with our financial resources. We had previously completed Phase 1 and Phase 2 clinical trials with pradefovir, a compound that we licensed from Metabasis Therapeutics, Inc. (“Metabasis”) in 2001. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who subsequently has returned these rights to Metabasis after the results of a long-term carcinogenicity study were released. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. We continue to pursue partnering opportunities for retigabine and taribavirin to share the costs of development, and look to acquire rights to additional compounds in the clinic to diversify our opportunities and the inherent risks associated with product development.

Results of Operations

Our three reportable pharmaceutical segments comprise pharmaceutical operations in North America; International; and Europe, Middle East, and Africa. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see note 10 of consolidated condensed financial statements included elsewhere in this quarterly report.

Product sales from our specialty pharmaceutical segments increased $4,673,000 (2%) for the three months ended September 30, 2007 and increased $10,151,000 (2%) for the nine months ended September 30, 2007, compared with the same periods in 2006. Product sales from our Promoted Products increased $10,028,000 (10%) and $25,134,000 (8%) for the three and nine months ended September 30, 2007, respectively, over the same periods from 2006. Product sales in the nine months ended September 30, 2007 were impacted by distribution issues which resulted in reduced sales to our primary two wholesalers in Mexico. The increase in product sales in the three months ended September 30, 2007 included increases in the sales of Mestinon®, Bisocardtm, Efudex®, Migranal®, and Cesamet®, offset in part by a decline in Zelapar and Kinerase sales. The increase in product sales in the nine months ended September 30, 2007 included increases in the sales of Cesamet, Solcoseryl, and Bisocardtm, offset in part by a decline in Bedoyectatm and Espaven sales.

In the three months ended September 30, 2007, the increase in product sales of $4,673,000 (2%) compared to the corresponding period in 2006 was due to a 4% benefit from currency fluctuations and a 3% increase in price, offset in part by a 5% reduction in volume. In the nine months ended September 30, 2007, the increase in product sales of $10,151,000 (2%) compared to the corresponding period in 2006 was due to a 4% benefit from currency fluctuations and 1% increase in price, offset in part by a 3% reduction in volume.

The following tables compare 2007 and 2006 revenues by reportable segments and operating expenses for the three months and nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended
	September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$65,295	$62,091	$3,204	5%
International	54,273	60,530	(6,257)	(10)%
EMEA	74,977	67,251	7,726	11%

Total specialty pharmaceuticals	194,545	189,872	4,673	2%
Alliance revenue (including ribavirin royalties)	14,078	20,968	(6,890)	(33)%

Total revenues	208,623	210,840	(2,217)	(1)%
Costs and Expenses
Cost of goods sold (excluding amortization)	59,033	57,326	1,707	3%
Selling expenses	64,396	62,634	1,762	3%
General and administrative expenses	29,276	26,621	2,655	10%
Research and development costs	24,886	20,328	4,558	22%
Gain on litigation settlement	—	(17,550)	17,550	NM
Restructuring charges	—	17,139	(17,139)	(100)%
Amortization expense	18,130	16,774	1,356	8%

Operating income	$12,902	$27,568	$(14,666)

Gross profit on product sales (excluding amortization)	$135,512	$132,546	$2,966	2%

Gross profit margin on product sales	70%	70%

	Nine Months Ended
	September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$196,504	$185,237	$11,267	6%
International	146,514	170,191	(23,677)	(14)%
EMEA	222,148	199,587	22,561	11%

Total specialty pharmaceuticals	565,166	555,015	10,151	2%
Alliance revenue (including ribavirin royalties)	69,503	60,694	8,809	15%

Total revenues	634,669	615,709	18,960	3%
Costs and Expenses
Cost of goods sold (excluding amortization)	167,089	173,804	(6,715)	(4)%
Selling expenses	190,482	183,254	7,228	4%
General and administrative expenses	83,738	85,084	(1,346)	(2)%
Research and development costs	68,612	73,999	(5,387)	(7)%
Gain on litigation settlement	—	(51,550)	51,550	NM
Restructuring charges	13,575	96,687	(83,112)	(86)%
Amortization expense	54,277	48,511	5,766	12%

Operating income	$56,896	$5,920	$50,976

Gross profit on product sales (excluding amortization)	$398,077	$381,211	$16,866	4%

Gross profit margin on product sales	70%	69%

NM — Not Meaningful

In the North America pharmaceuticals segment, revenues for the three months ended September 30, 2007 were $65,295,000, compared to $62,091,000 for the same period in 2006, representing an increase of $3,204,000 (5%). Revenues for the nine months ended September 30, 2007 were $196,504,000 compared to $185,237,000 for the corresponding period in 2006, an increase of $11,267,000 (6%). The increase in the three-month period is primarily related to increases in Migranal, Diastat AcuDial, and Efudex, partly offset by a decline in sales of Zelapar and Kinerase. Sales of Zelapar were lower due to the product’s wholesaler stocking for the launch in the third quarter of 2006. We introduced Bedoyecta in the United States in September 2007, resulting in $242,000 of sales. The increase in the nine-month period is primarily related to increases in the sales of Cesamet, Migranal, and Librax, partly offset by a decline in sales of Mysoline. Cesamet sales in North America were essentially flat, due to wholesaler purchases in the United States in anticipation of the August 2006 launch. Product sales in the North America region were 34% and 35% of total product sales in the three and nine months ended September 30, 2007, respectively, compared to 33% and 33% of total product sales for the same periods in 2006. In the three-month period ended September 30, 2007, the 5% increase in North America pharmaceuticals sales resulted from an 8% increase in price and a 1% benefit from currency, offset by a 4% decrease in volume. In the nine-month period ended September 30, 2007, the 6% increase in sales resulted from a 6% increase in price and a 1% benefit from currency, offset by a 1% decrease in volume. The increased strength of the Canadian dollar relative to the U.S. dollar contributed $925,000 and $1,009,000 in the three months and nine months ended September 30, 2007, respectively.

In the International pharmaceuticals segment, revenues for the three months ended September 30, 2007 were $54,273,000 compared to $60,530,000 for the corresponding period in 2006, a decrease of $6,257,000 (10%). The decrease was due to the reduced shipments of product to certain wholesalers in Mexico who had ceased making payments to us because they felt disadvantaged by changes we made in our distribution operations in 2006. This affected most of our products in Mexico. Nyal sales increased 57 percent in the three months ended September 30, 2007 compared with the three months ended September 30, 2006, due to improving demand and a late winter season in Australia in 2006. Reptilase sales were $1,563,000 in the three months ended September 30, 2006. We did not sell Reptilase in the three months ended September 30, 2007 because we divested this product with the sale of the Basel, Switzerland manufacturing plant to Legacy in June 2007. Revenues for the nine months ended September 30, 2007 were $146,514,000 compared to $170,191,000 for the corresponding period in 2006, representing a decrease of $23,677,000 (14%). In the three-month period ended September 30, 2007, the 10% decrease in the International pharmaceuticals sales resulted from a 14% decrease in volume, partly offset by a 2% benefit from currency fluctuations and a 2% price increase. In the nine-month period ended September 30, 2007, the 14% decrease in sales resulted from an 18% decrease in volume, partly offset by a 2% benefit from currency and a 2% price increase.

In the EMEA pharmaceuticals segment, revenues for the three months ended September 30, 2007 were $74,977,000, compared to $67,251,000 for the same period in 2006, an increase of $7,726,000 (11%). Revenues for the nine months ended September 30, 2007 were $222,148,000 compared to $199,587,000 for the corresponding period in 2006, an increase of $22,561,000 (11%). The EMEA region reported increased sales in the third quarter of Bisocard, Mestinon, and Dermatix, partly offset by declines in Eldoquin, Vision Care, Tepilta, and Calcitonin. Cesamet contributed $919,000 and $2,283,000 in the three months and the nine months ended September 30, 2007, respectively. We acquired the rights to Cesamet in the United Kingdom in January 2007. Sales of new products, including Cesamet, contributed approximately $2,632,000 to the region’s growth in the quarter. Much of the segment’s growth was in Central and Eastern Europe and resulted from foreign currency. In the three-month period ended September 30, 2007, the 11% increase in EMEA sales resulted from a 9% benefit from currency and a 2% increase in volume, with a negligible impact from price changes. In the nine-month period ended September 30, 2007, the 11% increase in sales resulted from an 8% benefit from currency and a 7% increase in volume, offset by a 4% aggregate decrease in price.

Alliance Revenue (including Ribavirin royalties):  In the three months ended September 30, 2007 and the nine months ended September 30, 2006, our ribavirin royalties from Schering-Plough and Roche represented all of our alliance revenues. Royalties from sales of ribavirin decreased $6,890,000 (33%) and accounted for 7% of our total revenues from continuing operations for the three months ended September 30, 2007 as compared to 10% in the similar three-month period in 2006. Ribavirin royalty revenues decreased $10,441,000 (17%) and accounted for 8% of our total revenues from continuing operations for the nine months ended September 30, 2007 as compared to 10% in the similar nine-month period in 2006. The year-to-date decrease in ribavirin royalties reflects Schering-Plough’s market share losses in ribavirin sales and Roche’s discontinuation of royalty payments to us in June 2007. Such royalties are expected to decline as a result of market competition, price reductions and the eventual loss of exclusivity in Europe and Japan. We expect that royalty payments from Schering will continue until 2009 in Europe and 2010 in Japan.

The European Patent Office announced in June 2007 that it has revoked a ribavirin patent which would have provided protection through 2017. Roche has discontinued its royalty payment for ribavirin sales in Europe effective the date of revocation of the patent. In addition, Roche has notified us that, given the current state of the issued patents in Japan, it does not believe that any royalties are due with respect to ribavirin sales in Japan under the terms our of license agreement with Roche. Royalties from Roche have represented approximately 10% of our historical ribavirin royalties.

Alliance revenues in the nine months ended September 30, 2007 included a licensing payment of $19,200,000 which we received in the first quarter of 2007 from Schering-Plough as a payment for the license to pradefovir. In September 2007, we announced an agreement with Schering-Plough and Metabasis which returned all pradefovir rights to Metabasis. We retained the right to this $19,200,000 licensing payment but expect to receive no future income from pradefovir. Alliance revenue in the nine months ended September 30, 2007 also included $50,000 paid to us by an unrelated third party in the first quarter of 2007 for certain intellectual property rights.

In June 2007, we revised our estimate of ribavirin royalties receivable from Schering-Plough, to incorporate certain historical data and payment patterns. This revision increased the royalties recorded in the nine months ended September 30, 2007 by $404,000.

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales was 70% for the three months ended September 30, 2007 and the three months ended September 30, 2006. Gross profit margin on product sales was 70% for the nine months ended September 30, 2007 and 69% for the nine months ended September 30,

2006. Our gross margin in 2007 benefited from our purchase of a paid-up license to Kinetin and Zeatin, the active ingredients in Kinerase, as we are no longer required to pay royalties on this product line.

Selling Expenses:  Selling expenses were $64,396,000 and $190,482,000 for the three and nine months ended September 30, 2007, respectively, compared to $62,634,000 and $183,254,000 for the same periods in 2006, resulting in increases of $1,762,000 (3%) and $7,228,000 (4%), respectively. As a percent of product sales, selling expenses were 33% for the three months ended September 30, 2007, and September 30, 2006 and 34% for the nine months ended September 30, 2007 compared with 33% for the corresponding period in 2006. The increase in selling expenses includes sales force severance costs of $2,680,000 in Germany, Italy, and Latin America.

General and Administrative Expenses:  General and administrative expenses were $29,276,000 and $83,738,000 for the three and nine months ended September 30, 2007, respectively, compared to $26,621,000 and $85,084,000 for the same periods in 2006, resulting in an increase of $2,655,000 (10%) and a decrease of $1,346,000 (2%), respectively. As a percent of product sales, general and administrative expenses were 15% for the three and nine months ended September 30, 2007, respectively, compared to 14% and 15% for the same periods in 2006. General and administrative expenses in the three months ended September 30, 2007 included information technology improvements, legal, and business development costs.

Research and Development:  Research and development expenses were $24,886,000 and $68,612,000 for the three and nine months ended September 30, 2007, respectively, compared to $20,328,000 and $73,999,000 for the same periods in 2006, resulting in an increase of $4,558,000 (22%) in the three-month period and a decrease of $5,387,000 (7%) in the nine-month period. This increase in the three-month period reflects the clinical development costs for retigabine. The decrease in the nine-month period resulted from the completion of the VISER clinical trial for taribavirin and savings from our strategic restructuring program relating to the divestment of our discovery operations in December 2006. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who subsequently has returned these rights to Metabasis after the results of a long-term carcinogenicity study were released. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials.

Gain on Litigation Settlement:  In March 2006 we settled a long standing dispute with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika for $34,000,000. We received a payment of $28,000,000 in March 2006 and received the remaining amount in February 2007. In the three months ended September 30, 2006, we settled litigation with the former chief executive officer, Milan Panic, for $20,000,000, which was paid to us. The $17,550,000 gain reflected the settlement proceeds net of related costs associated with the litigation and settlement arrangement.

Restructuring Charges:

The sale of the Basel, Switzerland and Puerto Rico manufacturing sites concluded the restructuring plan announced in April 2006. In December 2006, we transferred our former factories in Basel, Switzerland and Puerto Rico to a “held for sale” classification in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In June 2007, we sold these manufacturing facilities and the related inventories to Legacy Pharmaceuticals International for aggregate proceeds of $29,500,000, of which $12,000,000 was received as consideration for inventories sold to Legacy Pharmaceuticals International and $17,500,000 was received as consideration for the manufacturing facilities. The transaction also included transition payment obligations of $6,000,000 to be paid by Valeant to Legacy Pharmaceuticals International over a 24-month period as well as capital expenditure obligations of $650,000 to be incurred by us. In the three months ended September 30, 2007, Legacy Pharmaceuticals International agreed to pay us $1,818,000 and $385,000 for inventory and working capital adjustments, respectively, pursuant to the site sale agreements.

Our restructuring charges have included impairment charges resulting from the sale of our former headquarters facility, discovery and pre-clinical operations equipment, and our former manufacturing facilities in Puerto Rico and Basel, Switzerland. The restructuring included the reduction of approximately 850 employees, the majority of whom work in the two manufacturing facilities sold to Legacy Pharmaceuticals International. As of September 30,

2007, employee severance costs in this restructuring program have been recorded for approximately 490 employees and no severance payments have been recorded for the remaining employees who transferred to Legacy Pharmaceuticals International.

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

We did not record a restructuring provision in the three months ended September 30, 2007. We recorded a provision of $17,139,000 in the three months ended September 30, 2006. We recorded a provision of $13,575,000 in the nine months ended September 30, 2007, compared with $96,687,000 for the nine months ended September 30, 2006. Severance charges recorded as part of this restructuring program in the nine months ended September 30, 2007 total $5,130,000 and relate to employees whose positions were eliminated in the restructuring.

Restructuring Charge Details (in thousands)

	Three Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2006	2006	2006

Employee severances	$1,922	$13,935	$16,997
Contract cancellation and other cash costs	665	1,657	1,662

Subtotal: cash charges	2,587	15,592	18,659
Abandoned software and other capital assets	193	21,546	22,178
Impairment of manufacturing and research facilities	14,359	59,549	97,344

Subtotal: non-cash charges	14,552	81,095	119,522

Total:	$17,139	$96,687	$138,181

	Three Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	Total
	2007	2007	Incurred

Employee severances (approximately 490 employees)	$—	$5,130	$22,127
Contract cancellation and other cash costs	—	3,115	4,777

Subtotal: cash charges	—	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	—	2,891	2,891
Impairment of manufacturing and research facilities	—	2,439	99,783

Subtotal: non-cash charges	—	5,330	124,852

Total:	$—	$13,575	$151,756

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

Three Months
Ended
September 30,
2007

Opening accrual	$9,977
Charges to earnings	—
Cash paid	(4,771)

Closing accrual	$5,206

Amortization:  Amortization expense was $18,130,000 and $54,277,000 for the three and nine months ended September 30, 2007, respectively, compared to $16,774,000 and $48,511,000 for the same periods in 2006, resulting in increases of $1,356,000 (8%) and $5,766,000 (12%), respectively. The increase is the result of the acquisition of product rights for Kinerase, nabilone, Melleril, and certain products in Europe, offset in part by a declining amortization expense for the rights to the ribavirin royalty.

Other Income (expense), Net, Including Translation and Exchange:  Other income (expense), net, including translation and exchange was an expense of $262,000 and income of $2,556,000 for the three and nine months ended September 30, 2007, respectively, compared to an expense of $454,000 and income of $1,240,000 for the same periods in 2006. In the third quarter of 2007, translation gains consisted of translation and exchange gains of $268,000 in EMEA and $30,000 in International, partly offset by a loss of $69,000 in North America. In the nine months ended September 30, 2007, translation gains principally consisted of gains of $3,506,000 in EMEA and $358,000 in International, offset by a loss of $43,000 in North America.

Interest Expense, net:  Interest expense net of interest income decreased $987,000 (13%) and $4,359,000 (18%) during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of higher interest income resulting from higher cash and investment securities balances.

Income Taxes:  The tax provisions in the third quarters of both 2007 and 2006 relate to the profits of our foreign operations, foreign withholding taxes, penalties and interest associated with U.S. liabilities and state and local taxes in the U.S. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for U.S. income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses. The provision for income taxes in the nine months ended September 30, 2007 was reduced by $21,521,000, primarily related to resolution of the IRS examination of our tax returns for the years 1997 through 2001.

Income (loss) from Discontinued Operations, Net of Taxes:  Our loss from discontinued operations was $9,813,000 in the three months ended September 30, 2007, compared with income of $6,004,000 in the three months ended September 30, 2006. The loss from discontinued operations was $18,979,000 in the nine months ended September 30, 2007, compared with compared with income of $6,097,000 for the nine-month period ended September 30, 2006. The losses in 2007 relate to our Infergen business and the income in 2006 relates to the reduction in the environmental reserve for the discontinued biomedicals facility. The cost of goods sold of discontinued operations in the three months and the nine months ended September 30, 2007 include a technology transfer payment of $5,259,000 made to the future manufacturer of Infergen. We made this milestone payment of $5,259,000 in the third quarter of 2007, which has been classified as an expense in discontinued operations.

Liquidity and Capital Resources

Cash and marketable securities totaled $368,829,000 at September 30, 2007 compared to $335,745,000 at December 31, 2006. The increase in cash resulted from cash from operations of $84,987,000, the sale of our former headquarters building in Costa Mesa, California for $36,758,000, the sale of our manufacturing facilities and inventories in Basel, Switzerland and Puerto Rico for gross consideration of $29,500,000, and the collection of the $6,000,000 settlement payment from the Republic of Serbia, offset in part by the use of $79,598,000 in the repurchase of our common stock.

Working capital was $584,697,000 at September 30, 2007 compared to $593,552,000 at December 31, 2006. The reduction in working capital of $8,855,000 was primarily the result of the reduction assets held for sale of $59,426,000, the reduction in accounts receivable of $26,710,000 and the reduction in inventories of $13,642,000, offset in part by the increase in cash and marketable securities of $33,084,000, the reduction in income tax liabilities of $33,394,000, and the reduction in accounts payable of $21,145,000.

Cash provided by operating activities is expected to be our primary source of funds in 2007. During the nine months ended September 30, 2007, cash provided by operating activities in continuing operations totaled $107,082,000 compared to $79,014,000 in the same period in 2006, an increase of $28,068,000. The cash provided by operating activities for the nine months ended September 30, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough and $6,000,000 from the Republic of Serbia. The cash provided by operating activities for the nine months ended September 30, 2006 included receipt of $28,000,000 from the Republic of Serbia. The sale of $13,818,000 of inventory in the Basel, Switzerland and Puerto Rico manufacturing plant sales reduced cash provided by operating activities, as the cash received for this inventory has been reported in cash flows from investing activities. Other than the impact of these events, the increase in cash provided by operating activities resulted from our income from continuing operations.

Cash provided by investing activities in continuing operations was $5,740,000 for the nine months ended September 30, 2007 compared to cash used in investing activities of $21,668,000 for the nine months ended September 30, 2006. In 2007 cash provided by investing activities consisted primarily of proceeds from the sale of assets of $37,923,000 and proceeds from the sale of businesses of $30,120,000, offset by the use of $35,487,000 used for product acquisitions and $24,683,000 used for capital expenditures. In the nine months ended September 30, 2006, net cash used in investing activities in continuing operations consisted of capital expenditures on corporate programs and existing facilities of $26,177,000, partially offset by proceeds from the sale of assets, including the Warsaw manufacturing facility, of $8,337,000.

Cash used in financing activities in continuing operations was $72,094,000 in the nine months ended September 30, 2007 and principally consisted of the repurchase of our common stock for $79,598,000 and payments of long-term debt of $8,935,000, offset by proceeds from stock option exercises and employee stock purchases of $14,516,000. Cash used in financing activities in continuing operations was $19,904,000 in the nine months ended September 30, 2006 and principally consisted of dividends paid on common stock of $21,550,000 and debt retirements of $6,372,000, offset by proceeds from stock option exercises.

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

We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contract. As of September 30, 2007, we have collateral of $6,756,000 comprising marketable securities and included in other assets in the accompanying balance sheet.

Management believes that the Company’s existing cash and cash equivalents and funds generated from operations will be sufficient to meet the Company’s operating requirements at least through September 30, 2008, and to provide cash needed to fund capital expenditures and our clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances and cash flow from operations.

We did not declare and did not pay dividends in the nine months ended September 30, 2007. We declared and paid cash dividends of $0.0775 per share for the first and second quarters of 2006. We also paid cash dividends of

$0.0775 per share in the first quarter of 2006 for the dividend declared in the fourth quarter of 2005. Our board of directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions, including covenants, and other factors. There are significant contractual limitations on our ability to pay dividends under the terms of the indenture governing our 7% senior notes due 2011.

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases is subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, including restrictions in our debt covenants, and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. The total number of shares repurchased pursuant to this program was 4,723,000 as of September 30, 2007. We have used $79,599,000 to repurchase these shares.

We have contractual obligations for long-term debt, interest on long-term debt, and operating lease obligations that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the table of Contractual Obligations of the Company, outside of the ordinary course of business, except for the presentation of our liability for unrecognized tax benefits. As discussed in Note 1 in the Notes to Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As of the adoption date, we had a liability of $109,567,000 million for unrecognized tax benefits, including related interest and penalties. At September 30, 2007, we had a liability of $59,242,000 million for unrecognized tax benefits, including related interest and penalties, which is expected to be paid after one year. We are unable to determine when cash settlement with a taxing authority will occur.

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

Following a Special Protocol Assessment by the FDA, two Phase 3 trials of retigabine were initiated in 2005. One Phase 3 trial (RESTORE1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) is being conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase 3 trial (RESTORE2) is being conducted at approximately 70 sites, mainly in Europe. The first patient in the RESTORE1 trial was enrolled in September 2005. RESTORE1 is fully enrolled and we expect to complete the enrollment of RESTORE2 in November 2007.

A number of standard supportive Phase 1 trials necessary for successful registration of retigabine have started in 2007. In March 2007 we initiated development of a sustained release formulation of retigabine. In addition, in April 2007 we filed an IND for the treatment of post herpetic neuralgia, a common form of neuropathic pain.

Following review, the FDA has allowed Valeant to proceed with this Phase 2a clinical trial. We expect to begin enrolling patients in November 2007.

Assuming successful completion of the Phase 3 trials and approval by the FDA and European Medicines Agency, we expect to launch retigabine in the United States and Europe in 2009. We may seek a partner to share the investment and risk in the development of retigabine. For the three months and nine months ended September 30, 2007, external research and development expenses for retigabine were $11,506,000 and $30,702,000, compared with $5,460,000 and $14,648,000 for the corresponding periods in 2006.

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

Based on our analysis, we initiated a Phase 2b study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon. A ribavirin control arm also is included in the study. The primary endpoint for the study will be the week 12 analysis. Enrollment into this study was completed in October 2007. If the results of the 12-week analysis are positive, we plan to select a dose and initiate a large Phase 3 study. If we initiate a Phase 3 study, we may seek a partner to share the investment and risk of this larger development program.

The timeline and path to regulatory approval of taribavirin remains uncertain at this time. The completion of another Phase 3 trial would add significantly to the drug’s development cost and the time it takes to complete development. We will also need to determine whether or not we desire to secure a development partner for taribavirin, the selection of which could delay the commercial launch of taribavirin and possibly weaken its position in relation to competing treatments. Our external research and development expenses for taribavirin were $1,911,000 and $5,433,000 for the three months and the nine months ended September 30, 2007, respectively, compared with $2,204,000 and $13,443,000 for the corresponding periods in 2006, respectively.

Other Development Activities

Infergen (Reported in Discontinued Operations):  On December 30, 2005, we completed the acquisition of the United States and Canadian rights to the hepatitis C drug Infergen (interferon alfacon-1) from InterMune. In connection with this transaction, we acquired patent rights and rights to two clinical trials to expand the labeled indications of Infergen. Results were presented at AASLD in November 2007. According to the intent-to-treat analysis, sustained viral response (SVR) rates for the Infergen 9 mcg and 15 mcg groups were 5.3 percent and 9.3 percent, respectively (TMA Assay).

For the three months and the nine months ended September 30, 2007, external research and development expenses for Infergen were $1,279,000 and $5,279,000, respectively, compared with $521,000 and $3,271,000 for the corresponding periods in 2006, respectively. In September 2007, we decided to divest our Infergen product rights. The results of the Infergen operation and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS 144.

Cesamet:  Cesamet (nabilone), a synthetic cannabinoid, was approved by the FDA on May 15, 2006 for the treatment of cancer chemotherapy-induced nausea and vomiting (CINV) in patients who have failed to respond adequately to conventional antiemetic treatments. We also market the product in Canada for CINV. In recent years, there has been increasing scientific and clinical evidence regarding the efficacy of cannabinoids in different types of pain. We submitted an Investigational New Drug Application to the FDA in January 2007 to evaluate Cesamet in the treatment of pain. Study initiation activities are currently ongoing. We plan to start enrollment of patients with cancer pain in early 2008.

Foreign Operations

Approximately 75% of our revenues from continuing operations, which includes royalties, for the nine months ended September 30, 2007 and 2006 were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

In some markets customers have the right to return products to us under certain conditions. Historically and in the three and nine-month periods ended September 30, 2007 and 2006, the provision for sales returns was less than 3% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

We earn ribavirin royalties as a result of sales of products by third-party licensees. Ribavirin royalties are earned at the time the products subject to the royalty are sold by the third party and are reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period. We rely on a limited amount of financial information provided by Schering-Plough to estimate the amounts due to us under the royalty agreements. In June 2007, we revised our estimate of ribavirin royalties receivable from Schering-Plough, to incorporate certain historical data and payment patterns. This revision increased the royalties recorded in the nine months ended September 30, 2007 by $404,000.

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

Stock-based Compensation Expense

We apply SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 was $10,729,000, compared with $16,229,000 for the corresponding time period in 2006. We adopted SFAS 123(R) on a prospective basis.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2007 and the twelve months ended 2006 was

$7.00 and $7.83, respectively, determined using the Black-Scholes model and the following weighted-average assumptions:

	2007	2006

Average life of option (years)	5.73	4.10 - 5.80
Stock price volatility	35% - 37%	37% - 39%
Expected dividend per share	$0.00	$0.00 - $0.31
Risk-free interest rate	4.24% - 4.76%	4.54% - 4.80%
Weighted-average fair value of options	$7.00	$7.83

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at September 30, 2007 is $11,383,000. This will be amortized to expense as follows: $2,153,000 in the fourth quarter of 2007, $6,036,000 in 2008, $2,394,000 in 2009 and $800,000 in 2010 and thereafter.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims which range from product and environmental liabilities to tax matters. In addition, we may have indemnification obligations, including commitments to current and former directors in certain circumstances. In accordance, with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See notes 10 and 12 to consolidated condensed financial statements for a discussion of contingencies.

We have purchase commitments to purchase inventory from certain third party manufacturers and suppliers. These purchase commitments include our agreements to purchase approximately $20,000,000 in inventory of Infergen in the next 24 months. These inventory purchases may exceed the amount of inventory required to support the demand for the product, which may lead to future inventory obsolescence charges in discontinued operations.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and nine months ended September 30, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 8, 2007, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

•	The future growth of our business depends on the development and approval of new products by us and our licensees, including taribavirin and retigabine. The process of developing new drugs has an inherent risk of failure. For example, product candidates may turn out to be ineffective or unsafe in clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. Our inability to develop our products due to these or other factors could have a material adverse effect on future revenues.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and has negatively impacted future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our relationships with wholesale distributors, including those in Mexico, can affect sales results and, if there is a change in any of these relationships, our results may not meet our expectations.

•	The successful commercialization of product candidates and the conduct of clinical trials are subject to many risks, including the ability to complete enrollment of the requisite number of patients in clinical trials and to conclude clinical trials within expected timeframes, adverse events that would require clinical trials to be prematurely terminated, clinical results that indicate continuing clinical and commercial pursuit of clinical candidates is not advisable, and the fact that Phase 2 clinical trial results are not always indicative of those seen in Phase 3 clinical trials.

•	Our current business plan includes targeted expansion through acquisitions of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations, in addition to the development of new products. If we are unable to successfully execute on our expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of our business may be negatively affected.

•	Although we expect to divest assets held for sale, we may not be able to sell such assets or may receive less consideration than expected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our debt agreements permit us to incur additional debt, subject to certain restrictions, but there is no guaranty that we will actually be able to borrow any money should the need for it arise.

•	We are involved in several legal proceedings, including those described in note 9 to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At September 30, 2007, the fair values of the Company’s financial instruments were as follows (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Forward contracts	$89,050	$1,440	$1,440
Interest rate swaps	150,000	(2,648)	(2,648)
Outstanding fixed-rate debt	780,000	(780,000)	(732,553)

In June 2007, we established hedges of the net investment in our Mexico based subsidiaries in a total amount of approximately $27 million USD equivalent. These hedges reduce the impact of potential translation on USD denominated cash and investments held by these Mexico based subsidiaries.

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At September 30, 2007, we did not have foreign denominated variable rate debt that would be subject to both interest rate and currency risks. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our third quarter 2007 pretax earnings. In addition, we have $780,000,000 of fixed rate debt as of September 30, 2007, that requires U.S. dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiary units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $27,300,000 as of September 30, 2007.

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

As of September 30, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended September 30, 2007, we implemented a new enterprise resource planning system in certain countries which will enable greater efficiencies in financial reporting and will provide enhanced controls and analytical capabilities. There has been no other change in our internal controls over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active development program involving compounds owned by us or licensed from others which we may commercially develop in the future. We are in clinical trials for taribavirin and retigabine. Partners or licensees may also help us develop these and other product candidates in the future and are responsible for developing other product candidates that have been licensed to them. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we, our partners or our licensees will be able to develop or acquire new products, successfully complete clinical trials, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture the potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. It may be necessary for us to enter into other licensing arrangements with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.

There can be no assurance that the clinical trials of any of our product candidates, including taribavirin and retigabine, will be successful, that the product candidates will be granted approval to be marketed for any of the indications being sought or that any of the product candidates will result in a commercially successful product.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases is subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, including restrictions in our debt covenants, and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. The total number of shares repurchased pursuant to this program was 4,723,000 as of September 30, 2007. We have used $79,599,000 to repurchase these shares.

Set forth below is the information regarding shares repurchased under the stock repurchase program during the three months ended September 30, 2007:

			Approximate
			Dollar Value
			of Shares that
		Average	May Yet Be
	Total Number	Price Paid	Purchased
Period	of Shares Purchased	per Share	(in thousands)

7/2/07 - 7/31/07	2,100,000	$16.95	$136,863
8/1/07 - 8/17/07	1,022,600	$16.08	120,401

Total Share Repurchases	3,122,600	$16.68	$120,401

Item 6.	Exhibits

(a)	Exhibits

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Certificate of Correction, dated April 3, 2006.
3.4	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/ Timothy C. Tyson
Timothy C. Tyson
President and Chief Executive Officer

Date: November 8, 2007

/s/  Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2007

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Certificate of Correction, dated April 3, 2006.
3.4	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.