Form 10-K
period 2007-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2008-03-17
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $1,564,383,392.

The number of outstanding shares of the Registrant’s common stock as of March 11, 2008 was 89,286,410.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Valeant Pharmaceuticals International’s definitive Proxy Statement for the 2008 annual meeting of stockholders is incorporated by reference into Part III hereof.

Explanatory Note

This annual report on Form 10-K includes the restatement of our consolidated financial statements as of and for the years ended December 31, 2006 and 2005. This report also includes the restatement of the selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and the restatement of the quarterly financial data in Part II, Item 8 for the three-month periods ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for this annual report on Form 10-K, and primarily arose during the period January 1, 2002 to September 30, 2007. These included errors impacting annual periods prior to 2007 with a cumulative net charge to income from continuing operations before income taxes of $3,851,000 as of December 31, 2006. The errors also included items originating in the first, second and third quarters of 2007 with a net benefit to income from continuing operations before income taxes of $1,761,000. These errors have been determined to be, in the aggregate, material to the quarter and year ended December 31, 2007 and to certain prior periods including the year ended December 31, 2006, and therefore we are restating our results for the years ended December 31, 2003, 2004, 2005 and 2006. The errors and the cumulative net effect of the corrections through December 31, 2006 and for the nine months ended September 30, 2007 are described as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends and for certain credit memos in Latin America, the cumulative effect of which is a reduction in revenue of $3,953,000 and certain other adjustments of $127,000 through December 31, 2006 and $1,120,000 for the nine months ended September 30, 2007;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which is a reduction of revenues of $290,000 through December 31, 2006 and $1,550,000 for the nine months ended September 30, 2007;

iii. Decrease in costs of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which is a reduction in cost of goods sold and a corresponding increase in gross profit of $4,710,000 for the nine months ended September 30, 2007, with no effect prior to January 1, 2007;

iv. Changes in pension expense in UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which is a decrease in general and administrative expenses of $519,000 through December 31, 2006 and an increase to general and administrative expenses of $279,000 for the nine months ended September 30, 2007; and

v. Changes in income tax expense resulting from the income tax effects of the pre-tax adjustments described in i.-iv. above, resulting in a reduction in income tax expense of $1,331,000 through December 31, 2006 and an increase of $611,000 for the nine months ended September 30, 2007. Additionally, income tax expense increased due to corrections of deferred income taxes in certain foreign locations, resulting in a cumulative increase in income tax expense of $825,000 through December 31, 2006.

	Nine Months						Total
	Ended						Additional
	September 30,	Year Ended December 31,					Income
Income (Expense)	2007	2006	2005	2004	2003	Pre-2003	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(1,120)	$(1,554)	$(371)	$1,389	$(121)	$(3,423)	$(5,200)
Reversal of revenue in Italy	(1,550)	(290)	—	—	—	—	(1,840)
Cost of goods bookkeeping in the UK and France	4,710	—	—	—	—	—	4,710
European pension accounting	(279)	1,401	(256)	(220)	391	(797)	240

Total impact before taxes	1,761	(443)	(627)	1,169	270	(4,220)	(2,090)
Tax effect on above	(611)	204	139	(422)	(87)	1,497	720
Other deferred tax items	—	(764)	(61)	—	—	—	(825)

Total impact of restatement	$1,150	$(1,003)	$(549)	$747	$183	$(2,723)	$(2,195)

The restatement and its impact on fiscal years ended December 31, 2006 and 2005 are discussed in more detail in Note 2 to our consolidated financial statements, which are included herein.

While we have restated the unaudited quarterly information in Part II, Item 8 and intend to amend and restate our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2007 and 2006, we have not amended and do not intend to amend any of our other previously filed reports. As we have previously announced, the consolidated financial statements and related information contained in such previously filed reports should no longer be relied upon.

Identification of Material Weakness

In connection with this restatement, we identified a material weakness in our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2007 and reported this to our Finance and Audit Committee. The material weakness, which arose primarily as a result of our lack of a sufficient complement of personnel in our foreign locations and monitoring controls at the corporate level and is further described below in Item 9A of this Form 10-K, resulted in the restatement of our prior period financial information included in this report. We are in the process of identifying and implementing a plan to address the material weakness in internal control over financial reporting. This remediation is discussed in more detail in Item 9A. For this reason, the discussion and data set forth in this section may not be comparable to discussions and data in our previously filed reports.

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

Forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections in other documents filed with the Securities and Exchange Commission (“SEC”), under similar captions. You should consider these in evaluating our prospects and future financial performance. These forward-looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward-looking statements in this report or the other documents in which they are found, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

Aclotin, Bedoyecta, Bisocard, Cesamet, Dalmane/Dalmadorm, Dermatix, Diastat, Diastat AcuDial, Efudex/Efudix, Espacil, Espaven, Kinerase, Librax, Mestinon, Migranal, Nyal, Oxsoralen/Oxsoralen-Ultra, Solcoseryl, Tasmar, Virazole and Zelapar are trademarks or registered trademarks of Valeant Pharmaceuticals International or its related companies or are used under license. This annual report also contains trademarks or trade names of other companies and those trademarks and trade names are the property of their respective owners.

PART I

Item 1.	Business

Introduction

We are an international pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Historically, our marketing and promotion efforts focused on our Promoted Products, which consisted of products marketed globally, regionally, or locally with annual sales in excess of $5,000,000. Our products are currently sold in more than 100 markets around the world.

Although historically we have focused most of our efforts on neurology, dermatology, and infectious disease, our prescription pharmaceutical products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. Our products are sold through three pharmaceutical segments comprising: North America, International (Latin America, Asia, and Australasia) and EMEA (Europe, Middle East, and Africa).

Strategic Review and Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic and commercial operations, product and business portfolio, growth opportunities, and acquisition strategy. This strategic review, which we refer to as the “2008 Strategic Review,” is still underway as of the date of this filing and we expect to describe it in an announcement in late March 2008. We expect the 2008 Strategic Review to lead to significant changes in our business and will include a restructuring program.

Prior to the start of the 2008 Strategic Review, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and divested or discontinued certain non-strategic products as a result. In September 2007, we decided to sell our rights to Infergen. We sold these rights to Three Rivers Pharmaceuticals, LLC on January 14, 2008. In 2007, we also sold product rights to Reptilase, Solcoseryl in Japan, our ophthalmic business in Holland, and certain other products. In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell Invida certain of our subsidiaries and product rights in Asia, in a transaction that includes certain of our subsidiaries, branch offices, and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This

transaction also includes certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida have been classified as “held for sale” in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 2007.

We announced on February 4, 2008 that our board of directors had appointed J. Michael Pearson to the position of chief executive officer and chairman of our board of directors effective February 1, 2008, the date of the resignation of our former chief executive officer, Timothy C. Tyson. Robert A. Ingram, who served as chairman prior to Mr. Pearson’s appointment, remains on our board of directors, serving as lead director. Prior to joining Valeant as our chief executive officer, Mr. Pearson was a director at McKinsey & Company, where he had recently served as head of the global pharmaceutical practice, as a member of its board of directors and in various other capacities.

Our internet address is www.valeant.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Retigabine — RESTORE 1 Data Announcement

On February 12, 2008, we reported results for retigabine in RESTORE 1, the first of two Phase III pivotal trials using retigabine as an adjunctive treatment for adult epilepsy patients with refractory partial-onset seizures. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs. Retigabine demonstrated statistically significant results on the primary efficacy endpoints important for regulatory review by both the US Food and Drug Administration (FDA) and the European Medicines Evaluation Agency (EMEA). More details on the RESTORE 1 data announcement are provided in Item 7, Products in Development.

Taribavirin — 12-week analysis of the Phase IIb study

On March 17, 2008 we reported the results of the 12-week analysis of the taribavirin Phase IIb study. The Phase IIb study is a U.S. multi-center, randomized, parallel, open-label study in 278 treatment naïve, genotype 1 patients evaluating taribavirin at 20 mg/kg, 25 mg/kg, and 30 mg/kg per day in combination with pegylated interferon alfa-2b. The control group is being administered weight-based dosed ribavirin (800/1,000/1,200/1,400 mg daily) and pegylated interferon alfa-2b. The 12-week early viral response (EVR) data from the Phase IIb study showed comparable reductions in viral load for weight-based doses of taribavirin and ribavirin. The anemia rate was statistically significantly lower for patients receiving taribavirin in the 20mg/kg and 25mg/kg arms versus the ribavirin control arm. More details on the taribavirin Phase IIb study announcement are provided in Item 7, Products in Development. We are using the data to explore the options for the continued role of taribavirin in our portfolio, including consideration of partnering opportunities.

Infergen (Reported in Discontinued Operations)

On December 30, 2005, we acquired the U.S. and Canadian rights to the hepatitis C drug Infergen from InterMune. In September 2007, we decided to divest these Infergen product rights and we sold them to Three Rivers Pharmaceuticals, LLC on January 14, 2008. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Ribavirin Royalties

Our royalties are derived from sales of ribavirin, a nucleoside analog that we discovered. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. We also licensed ribavirin to Roche in 2003. Roche discontinued royalty payments to us in June 2007 when the European Patent Office revoked a ribavirin patent which would have provided protection through 2017.

Ribavirin royalty revenues were $67,202,000, $81,242,000 and $91,646,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and accounted for 8%, 9% and 11% of our total revenues in 2007, 2006 and 2005, respectively. Royalty revenues in 2007, 2006 and 2005 were substantially lower than those in prior years. This decrease had been expected and relates to: 1) Roche’s discontinuation of royalty payments to us in June 2007, 2) Schering-Plough’s market share losses in ribavirin sales, 3) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy and 4) further market share gains by generic competitors in the United States since they entered the market in April 2004.

We expect ribavirin royalties to continue to decline in 2008. The royalty will decline significantly in 2009 in that royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

The following table summarizes sales by major product for each of the last three years (dollar amounts in thousands). It includes any product with annualized sales of greater than $10,000,000 and currently promoted products with annualized sales of greater than $5,000,000. It is categorized by therapeutic class.

				% Increase (Decrease)
Therapeutic Class/Product	2007	2006	2005	07/06	06/05
		(Restated)	(Restated)

Neurology
Mestinon(P)	$53,012	$47,625	$43,535	11%	9%
Diastat AcuDial(P)	51,264	50,678	47,631	1%	6%
Cesamet(P)	30,173	18,985	10,009	59%	90%
Librax	17,170	14,835	18,159	16%	(18)%
Migranal(P)	13,534	11,592	12,949	17%	(10)%
Dalmane/Dalmadorm(P)	11,432	10,957	12,277	4%	(11)%
Tasmar(P)	10,262	6,534	5,829	57%	12%
Melleril(P)	8,206	6,431	3,068	28%	110%
Zelapar(P)	5,747	3,981	—	44%	NM
Other Neurology	66,677	63,033	57,431	6%	10%

Total Neurology	267,477	234,651	210,888	14%	11%

Dermatology
Efudix/Efudex(P)	71,714	78,336	60,177	(8)%	30%
Kinerase(P)	30,126	28,929	22,265	4%	30%
Dermatix(P)	14,043	10,139	9,187	39%	10%
Oxsoralen-Ultra(P)	12,377	10,527	9,365	18%	12%
Other Dermatology	39,059	42,023	38,252	(7)%	10%

Total Dermatology	167,319	169,954	139,246	(2)%	22%

Infectious Disease
Virazole(P)	14,350	16,552	16,547	(13)%	0%
Other Infectious Disease	19,813	20,144	21,459	(2)%	(6)%

Total Infectious Disease	34,163	36,696	38,006	(7)%	(3)%

Other therapeutic classes
Bedoyecta(P)	42,384	49,935	46,762	(15)%	7%
Solcoseryl(P)	23,749	18,916	18,983	26%	(0)%
Bisocard(P)	22,559	15,927	12,847	42%	24%
M.V. I. (multi-vitamin infusion)(P)	11,708	13,350	7,602	(12)%	76%
Nyal(P)	11,060	10,216	13,747	8%	(26)%
Espaven(P)	8,458	11,147	9,258	(24)%	20%
Protamin(P)	6,924	6,384	6,047	8%	6%
Other products	189,969	214,386	228,483	(11)%	(6)%

Total other therapeutic classes	316,811	340,261	343,729	(7)%	(1)%

Total product sales	$785,770	$781,562	$731,869	1%	7%

Total Promoted Product sales	$453,082	$427,141	$368,085	6%	16%

(P) –	Promoted Products with annualized sales greater than $5,000,000.

NM – Not meaningful

Neurology

Total sales of our neurology products accounted for 34% of our product sales from continuing operations for the year ended December 31, 2007. Products in this therapeutic category include:

Diastat/Diastat AcuDial	Diastat and Diastat AcuDial are gel formulations of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. Diastat and Diastat AcuDial are the only products approved by the Food and Drug Administration (“FDA”) for treatment of such conditions outside of hospital situations. We acquired the rights to Diastat and Diastat AcuDial as part of the Xcel acquisition (see “Acquisitions”).

Mestinon	Mestinon is an orally active cholinesterase inhibitor used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body.

Cesamet	Cesamet is a synthetic cannabinoid. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy.

Librax	Librax is a combination within a single capsule formulation of the antianxiety action of Librium and the anticholinergic/spasmolytic effects of Quarzan. It is used as adjunctive therapy in the treatment of peptic ulcer and in the treatment of irritable bowel syndrome (irritable colon, spastic colon, mucous colitis) and acute enterocolitis.

Dalmane/Dalmadorm	Dalmane/Dalmadorm is a sedative/anxiolytic indicated for the treatment of insomnia and anxiety.

Migranal	Migranal is a nasal spray indicated for the treatment of acute migraine headaches. We acquired the rights to Migranal as part of the Xcel acquisition (see “Acquisitions”).

Tasmar	Tasmar is used in the treatment of Parkinson’s disease as an adjunct to levodopa/carbidopa therapy. We acquired the global rights to Tasmar from F. Hoffmann-La Roche in 2004.

Melleril	Melleril is used in the treatment of schizophrenia. We acquired the rights to Melleril in Brazil and Argentina from Novartis.

Zelapar	Zelapar is a once-daily adjunct therapy for Parkinson’s disease patients being treated with levodopa/carbidopa who exhibit deterioration in the quality of their response to this therapy. We acquired the U.S. rights to Zelapar in our acquisition of Amarin Pharmaceuticals in 2004 and licensed the marketing rights in certain additional countries in 2006.

Dermatology

Total sales of our dermatology products accounted for 21% of our product sales from continuing operations for the year ended December 31, 2007. Products in this therapeutic category include:

Efudex/Efudix	Efudex/Efudix is indicated for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a topical solution and cream, and provides effective therapy for multiple lesions.

Kinerase	Kinerase is a range of science-based, over-the-counter cosmetic products that helps skin look smoother, younger and healthier. Kinerase contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants. Kinerase helps to diminish the appearance of fine lines and wrinkles.

Oxsoralen-Ultra	Oxsoralen-Ultra is indicated for the treatment of severe psoriasis and mycosis fungoides and is used along with ultraviolet light radiation.

Dermatix	Dermatix is used to flatten and soften scars, to reduce scar-associated discoloration in old or new scars and to prevent abnormal scar formation.

Infectious Disease

Total sales of our infectious disease products accounted for 5% of our product sales from continuing operations for the year ended December 31, 2007. Products in this therapeutic category include Virazole.

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

Other therapeutic classes

Total sales of products in other therapeutic classes constituted 40% of our product sales from continuing operations for the year ended December 31, 2007 and encompass a broad range of ancillary products which are sold through our existing distribution channels. The Promoted Products in this category are as follows:

Bedoyecta	Bedoyecta is a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy.

Solcoseryl	Solcoseryl is a line of products used for treating dry wounds, minor injuries, venous ulcers and chilblain.

Bisocard	Bisocard is a Beta-blocker. It is indicated to treat hypertension and angina pectoris.

M.V.I.	M.V.I., multi-vitamin infusion, is a hospital dietary supplement used in treating trauma and burns.

Nyal	Nyal is an over-the-counter line of products covering various non-steroidal anti-inflammatory agents, analgesics and antipyretics. Nyal products are used to treat coughs, colds and associated symptoms.

Espaven	Espaven is a digestion improvement and anti-flatulent agent. It is most often used by pediatricians in infant dyspepsia syndrome.

Protamin	Protamin is used to neutralize heparin.

Acquisitions

In 2007, we acquired product rights in the United States, Europe and Argentina for aggregate consideration of $40,803,000, of which $36,184,000 was cash consideration. In the United States, we acquired a paid-up license for Kinetin and Zeatin, the active ingredients in the Kinerase product line, for cash consideration of $21,000,000 and other consideration of $4,170,000. In Europe we acquired the rights to Nabilone, the product we currently market as Cesamet in Canada and the United States, for $13,582,000. We acquired the rights to certain products in Poland, Argentina and Spain for $1,602,000 in cash consideration and $449,000 in other consideration.

In 2006, we acquired rights to new product lines in Poland and the UK. In Poland we acquired the rights to a number of branded generic products for nominal cash consideration. In the UK we acquired exclusive rights to distribute certain dermatological skin care products from Intendis AG, including Finacea, Skinoren, Scheriproct, and Ultrabase. In 2006, we also acquired the rights to Zelapar in Canada and Mexico. We had acquired the rights to Zelapar in the United States as part of the Amarin acquisition in 2004 and launched the product in the United States in 2006. In 2006, we also acquired from Novartis the rights to Melleril in Argentina, having acquired the rights to this product in Brazil in 2005.

On December 30, 2005, we acquired the U.S. and Canadian rights to the hepatitis C drug Infergen from InterMune. We paid InterMune $120,000,000 in cash at the closing. Subsequently, we paid InterMune a non-contingent milestone payment of $2,585,000 in January 2007 and a $5,000,000 contingent milestone in July 2007 which we recorded as goodwill. In September 2007, we decided to divest these Infergen product rights and we sold them to Three Rivers Pharmaceuticals, LLC on January 14, 2008. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

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

See Note 4 of notes to consolidated financial statements for further discussion of these acquisitions.

Research and Development

With our restructured research and development organization, we no longer conduct discovery research to identify new compounds. Instead, we focus on the development of products through clinical trials. We currently have two compounds in late-stage clinical development: retigabine and taribavirin.

Our research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $98,025,000, $105,442,000 and $114,100,000. The reduction in research and development expenses in 2007 compared with 2006 is principally due to the discontinuation of our discovery operations and the sale of the pradefovir rights to Schering-Plough, partly offset by the increase in clinical development expense for retigabine.

As of December 31, 2007, there were 132 employees involved in our research and development efforts.

Products Under Development

Late Stage Development of New Chemical Entities

Retigabine:  We are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine is believed to have a unique mechanism of action. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. Retigabine has undergone several Phase II clinical trials which included more than 600 patients in several dose-ranging studies compared to placebo. The results of the key Phase II study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p<0.001).

Following a Special Protocol Assessment by the FDA, two Phase III trials of retigabine were initiated in 2005. One Phase III trial (RESTORE 1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) was conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase III trial (RESTORE 2) is being conducted at approximately 70 sites, mainly in Europe. The first patient in the RESTORE 1 trial was enrolled in September 2005. We completed the enrollment of patients in RESTORE 1 and RESTORE 2 in July 2007 and November 2007, respectively.

We announced clinical data results for RESTORE 1 on February 12, 2008. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs (AEDs). Retigabine demonstrated statistically significant results on the primary efficacy endpoints important for regulatory review by both the US Food and Drug Administration (FDA) and the European Medicines Evaluation Agency (EMEA). See Item 7, Products in Development for further discussion of the RESTORE 1 data announcement.

Our rights to retigabine are subject to the Asset Purchase Agreement between Meda Pharma Gmbh & Co KG (as successor to Viatris Gmbh & Co KG) and Xcel Pharmaceuticals, Inc. by which Xcel acquired the rights to retigabine. The provisions of that agreement require milestone payments of $8,000,000 upon acceptance of filing of the NDA and $6,000,000 upon approval of the NDA. We expect to expense the NDA filing milestone in 2008. In addition, earn out payments are due to Meda on sales of retigabine. Depending on geographic market and the presence or absence of competitive products containing retigabine, royalty rates vary but are in all cases less than 10%. In the event that we enter into arrangements whereby we receive milestone or other payments from partners regarding retigabine, we may also be liable to Meda for as much as $5,250,000.

Assuming successful completion of the Phase III trials and approval by the FDA and European Medicines Evaluation Agency, we expect to launch retigabine in the first market by late 2009. We will seek a partner to ensure we maximize the market potential of the compound. External research and development expenses for retigabine were $43,650,000 and $27,391,000 in 2007 and 2006, respectively. A number of standard supportive Phase I trials necessary for successful registration of retigabine started in 2007. In March 2007 we initiated development of a modified release formulation of retigabine. In addition, in April 2007 we filed an IND for the treatment of post herpetic neuralgia, a common form of neuropathic pain. Following review, the FDA has allowed Valeant to proceed with this Phase IIa clinical trial and we began enrolling patients in November 2007.

Taribavirin:  Taribavirin (formerly referred to as Viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing taribavirin in oral form for the treatment of hepatitis C.

Preclinical studies indicated that taribavirin, a liver-targeting analog of ribavirin, has antiviral and immunological properties similar to ribavirin. In 2006, we reported the results of two pivotal Phase III trials for taribavirin. The VISER (Viramidine Safety and Efficacy Versus Ribavirin) trials included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response, SVR). The results of the VISER trials met the safety endpoint but did not meet the efficacy endpoint.

The studies demonstrated that 38-40% of patients treated with taribavirin achieved SVR and that the drug has a safety advantage over ribavirin, but that it was not comparable to ribavirin in efficacy at the doses studied. We believe that the results of the studies were significantly impacted by the dosing methodology which employed a fixed dose of taribavirin for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results leads us to believe that the dosage of taribavirin, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. Additionally we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives.

Based on our analysis, we initiated a Phase IIb study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon. A ribavirin control arm also is included in the study. The primary efficacy parameter is the proportion of responders at treatment week 12; additional efficacy and safety assessments will occur throughout the duration of the study. Enrollment into this study was completed in October 2007.

On March 17, 2008 we reported the results of the 12-week analysis of the taribavirin Phase IIb study. The Phase IIb study is a U.S. multi-center, randomized, parallel, open-label study in 278 treatment naïve, genotype 1 patients evaluating taribavirin at 20 mg/kg, 25 mg/kg, and 30 mg/kg per day in combination with pegylated interferon alfa-2b. The control group is being administered weight-based dosed ribavirin (800/1,000/1,200/1,400 mg daily) and pegylated interferon alfa-2b. The 12-week early viral response (EVR) data from the Phase IIb study showed comparable reductions in viral load for weight-based doses of taribavirin and ribavirin. The anemia rate was statistically significantly lower for patients receiving taribavirin in the 20mg/kg and 25mg/kg arms versus the ribavirin control arm. More details on the taribavirin Phase IIb study announcement are provided in Item 7, Products in Development. We are using the data to explore the options for the continued role of taribavirin in our portfolio, including consideration of partnering opportunities.

The timeline and path to regulatory approval of taribavirin remains uncertain at this time. We are using the Phase IIb data to explore the options for the continued role of taribavirin in our portfolio, including consideration of partnering opportunities. Our external research and development expenses for taribavirin were $8,115,000 and $16,133,000 for 2007 and 2006, respectively

Other Development Activities

Diastat Intranasal:  Our product Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. In order to improve the convenience of this product, we have initiated the development of an intranasal delivery of diazepam. Our external research and development expenses for Diastat Intranasal were $1,425,000 and $70,000 for 2007 and 2006, respectively.

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

A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to eight years from the date of the first approval of a drug by the European Agency for the Evaluation of Medicinal Products (“EMEA”) and no generic drug can be marketed for ten years from the approval of the innovator product. Under both the United States and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy.

Exclusivity Rights with Respect to Retigabine and Taribavirin

We own a United States composition of matter patent (which will expire in 2013) directed to retigabine without regard to crystalline form; we anticipate that this patent will be extended to 2018 upon approval of retigabine pursuant to the Hatch-Waxman Act. We also own two United States patents (both of which will expire in 2018) that are directed to specific crystalline forms of retigabine. In addition, we own a number of United States patents and pending applications, with expiration dates ranging from 2016 to 2023, directed to the use of retigabine to treat a variety of disease indications. We also own several patents and pending applications in foreign countries with expiration dates ranging from 2012 to 2024.

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

Upon regulatory approval, we expect to obtain five years of data exclusivity in the United States and eight years in Europe for retigabine and taribavirin. We have various issued patents or pending applications in foreign countries. These patents or patent applications, if issued, have expiration dates ranging from 2012 to 2023.

Exclusivity with Respect to Ribavirin

Royalty payments from Schering-Plough do not depend on the existence of a patent. We expect ribavirin royalties to continue to decline in 2008 as a result of market competition between Roche and Schering-Plough. The royalty will decline significantly in 2009 in that royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. Royalties from Schering-Plough in Japan will continue after 2009.

Generic ribavirin was launched in the United States in the first half of 2004. Under our agreement with Roche, upon the entry of generics into the United States, Roche ceased paying royalties on sales in the United States. Roche discontinued paying royalties to us for ribavirin sales in Europe in June 2007 when the Opposition Division of the European Patent Office revoked a patent covering ribavirin. In the past few years, royalties from Roche represented approximately 10% of our ribavirin royalties.

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

Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an IND with the FDA. In addition, there are three phases of human testing: Phase I consists of safety tests for human clinical experiments, generally in normal, healthy people; Phase II programs expand safety tests and are conducted in people who are sick with the particular disease condition that the drug is designed to treat; and Phase III programs are greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population. The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of a New Drug Application or NDA to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources. The review by the FDA can take up to several years. If the FDA determines that the drug is safe and effective, the NDA is approved. A similar process exists in the European Union and in other countries. See Item 1A — Risk Factors for risks associated with government regulation of our business.

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

Marketing and Customers

Our five major geographic markets are: the United States, Mexico, Poland, Canada, and Germany. During the year ended December 31, 2007, we derived approximately 68% of our sales from these markets. We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some limited markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. As part of our marketing program for pharmaceuticals, we use direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.

Competition

Our competitors include specialty and large pharmaceutical companies, biotechnology companies, OTC companies, academic and other research and development institutions and generic manufacturers, both in the United States and abroad. In addition, our cosmeceutical Kinerase products also face competition from manufacturers of non-prescription cosmetic products. Our competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting in neurology, infectious disease and dermatology.

Products being developed by our competitors to treat epilepsy include, but are not limited to:

•	Eisai’s rufinamide, which has been submitted to the FDA for review for the treatment of partial onset epilepsy and Lennox-Gastaut Syndrome (LGS), having received European approval for the treatment of LGS in January 2007, and

•	UCB’s lacosamide (previously Schwarz) filed for approval with the EMEA and FDA in 2007. Extended release versions of approved anti-epileptic drugs (AEDs) have been filed and currently under review include include Lamictal aXR by GSK and Keppra XR by UCB.

•	AEDs in Phase III development for the treatment of epilepsy include carisbamate by Ortho-McNeil, Inc. and brivaracetam by UCB. There are many AEDs in Phase II development for the treatment of epilepsy.

Products being developed by our competitors to treat hepatitis C include, but are not limited to:

•	Interferons or immunomodulators being developed by Novartis/Human Genome Sciences, Inc., Intarcia Therapeutics, Inc., Anadys, and SciClone Pharmaceuticals, Inc.;

•	IMPDH inhibitors being developed by Roche and Vertex Pharmaceuticals Incorporated; and

•	Protease or polymerase inhibitors being developed by InterMune, Vertex Pharmaceuticals Incorporated/Johnson & Johnson, Schering-Plough, Novartis A.G., Wyeth/Viropharma Inc. and Idenix Pharmaceuticals, Inc.

The success of any of our competitors’ products or products in development could hurt our expected revenues for retigabine and taribavirin, if approved.

We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold.

We also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. We currently have two significant products, Efudex and Cesamet, which do not currently have generic competition but neither of which are protected by patent or regulatory exclusivity. Sales of Efudex and Cesamet in the aggregate were $101,887,000 and $97,321,000 in 2007 and in 2006, respectively.

On October 12, 2007, we settled a patent infringement lawsuit with Kali Laboratories, Inc. regarding Kali’s submission of an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval for a generic version of Diastat (a diazepam rectal gel). Under the terms of this settlement, we agreed that Valeant would allow Kali to introduce a generic version of Diastat and Diastat AcuDial on or after September 1, 2010, or earlier under certain circumstances.

Manufacturing

We currently operate four manufacturing plants. We had reduced the number of manufacturing sites in our global manufacturing and supply chain network from 15 sites in 2003 to six sites by the end of 2006 and subsequently in June 2007, we sold our former manufacturing facilities in Basel, Switzerland and Puerto Rico to Legacy Pharmaceuticals International, reducing the number of sites in our network to four.

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

In 2008, we estimate that approximately 47% of our products and approximately 67% of our product sales will be produced by third party manufacturers under toll manufacturing arrangements.

The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources. We have not experienced any significant shortages in supplies of such raw materials.

Employees

As of December 31, 2007, we had 3,001 employees. These employees include 795 in production, 1,652 in sales and marketing, 132 in research and development, and 422 in general and administrative positions. Collective bargaining exists for some employees in a number of markets. Substantially all the employees in Europe are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. We currently consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Product Liability Insurance

We have had product liability insurance to cover damages resulting from the use of our products since March 2005. Prior to 2005, we obtained product liability insurance coverage only for certain products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.

Foreign Operations

Approximately 74%, 74% and 75% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2007, 2006 and 2005, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations.

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

The results from our first Phase III study for retigabine may not be predictive of results from our second Phase III study for retigabine.

The Phase III clinical program for retigabine consists of two studies, RESTORE 1 and RESTORE 2. We reported in February 2008 that RESTORE 1 had met its clinical efficacy endpoints for both US FDA and EU CHMP (see Part II, Item 7, Products in Development). RESTORE 2 results are not expected to be available until the second quarter of 2008 and the results of RESTORE 1 may not be predictive of the results of RESTORE 2. Thus we give no assurance that RESTORE 2 will meet either of its clinical efficacy endpoints.

The results from the initial 12 weeks of our Phase IIb study for taribavirin may not be predictive of the final results of the Phase IIb study or of any subsequent clinical trial necessary for approval of taribavirin.

On March 17, 2008 we reported the results of the 12-week analysis of the taribavirin Phase IIb study (see Part II, Item 7, Products in Development). These results may not be predictive of the final results of the full 72-week study or of any subsequent clinical trial necessary for the approval of taribavirin. Thus we give no assurance that taribavirin will ultimately meet its clinical efficacy or safety endpoints, that we will conduct additional trials necessary for approval or that, if we conduct such additional trials, the results will lead to approval of taribavirin by the FDA or similar authority or any foreign government.

If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages.

Even in well designed clinical trials, the potential of a drug to cause serious or widespread personal injury may not be apparent. In addition, the existence of a correlation between use of a drug and serious or widespread personal injury may not be apparent until it has been in widespread use for some period of time. Particularly when a drug is used to treat a disease or condition which is complex and the patients are taking multiple medications, such correlations may indicate, but do not necessarily indicate, that the drug has caused the injury; nevertheless we may decide to, or regulatory authorities may require that we, withdraw the drug from the market and/or we may incur significant costs, including the potential of paying substantial damages. Withdrawals of products from the market and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases, would materially affect our business and results of operation.

If we, our partners or licensees cannot successfully develop or obtain future products and commercialize those products, our growth would be delayed.

Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active development program involving compounds which we may commercially develop in the future. We are in clinical trials for retigabine and taribavirin. Partners or licensees may also help us develop these and other product candidates in the future and are responsible for developing other product candidates that have been licensed to or acquired by them. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we, our partners or our licensees will be able to develop or acquire new products, successfully complete clinical trials, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture the potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. It may be necessary for us to enter into other licensing arrangements with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.

There can be no assurance that the clinical trials of any of our product candidates, including retigabine and taribavirin, will be successful, that the product candidates will be granted approval to be marketed for any of the indications being sought or that any of the product candidates will result in a commercially successful product.

We have identified a material weakness in our internal control over financial reporting that could adversely affect our stock price and ability to prepare complete and accurate financial statements in a timely manner.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2007. The material weakness, which arose primarily as a result of our lack of a sufficient complement of personnel in our foreign locations and monitoring controls at the corporate level, is further described in Item 9A of this annual report on Form 10-K. Because of the foregoing, we concluded that certain financial statements, earnings press releases and similar communications should no longer be relied upon and that certain of our financial statements would need to be restated. We also concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

We are taking steps to remediate this material weakness and to improve our disclosure controls and procedures. We may, however, identify additional or future material weaknesses or deficiencies. If we fail to remediate the identified or any future material weakness or deficiency, or to maintain our disclosure controls and procedures at the reasonable assurance level, our financial statements and related disclosure could contain material misstatements, the preparation and filing of our financial statements and related filings could be delayed, and substantial costs and resources may be required to remediate any weaknesses or deficiencies or to improve our disclosure controls and procedures. If we cannot produce reliable and timely financial statements, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to comply with certain covenants in our debt agreements or obtain additional financing on acceptable terms, and our business and financial condition could be harmed.

The current SEC investigation could adversely affect our business and the trading price of our securities.

The SEC is conducting an investigation regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase III trial for taribavirin. In addition, the SEC requested data regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, a former chairman and chief executive officer, and others. In September 2006, our board of directors established the Special Committee to review our historical stock option practices and related accounting. The Special Committee concluded its investigation in January 2007. We have briefed the SEC with the results of the Special Committee’s investigation. We have cooperated fully and will continue to cooperate with the SEC on its investigation. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director, our business (including our ability to complete financing transactions) and the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have an adverse impact on our business or the trading price of our securities regardless of the ultimate outcome of the investigation. In addition, the SEC inquiry has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the investigation is concluded.

Third parties may be able to sell generic forms of our products or block the sales of our products if our intellectual property rights or data exclusivity rights do not sufficiently protect us; patent rights of third parties may also be asserted against us.

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

If retigabine and taribavirin do not become approved and commercially successful products, our ability to generate future growth in revenue and earnings will be adversely affected.

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

In addition, we will need to obtain and maintain regulatory approval in order to market retigabine and taribavirin. Even if they appear promising in large-scale Phase III clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market a product, thereby reducing the size of the market that we would be able to address or our product may not be chosen by physicians for use by their patients. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may not be able to generate significant revenue, if any, from retigabine and taribavirin.

We are subject to uncertainty related to health care reform measures and reimbursement policies.

The levels at which government authorities, private health insurers, HMOs and other organizations reimburse the cost of drugs and treatments related to those drugs will impact the successful commercialization of our drugs. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. If reimbursement is not available or is available only on a limited basis, we may not be able to obtain a satisfactory financial return on the manufacture and commercialization of existing and future drugs. Third-party payors may not establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development or our continued manufacture and sale of existing drug products.

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

In September 2006, our board of directors appointed a Special Committee, which consisted solely of independent directors, to conduct a review of our historical stock option granting practices and related accounting during the period from 1982 through July 2006. The Special Committee identified a number of occasions on which the exercise prices for stock options granted to certain of our directors, officers and employees were set using closing prices of our common stock with dates different than the actual approval dates, resulting in additional compensation charges. To correct these and other accounting errors, we amended our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements contained in those reports.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. We are a nominal defendant in two shareholder derivative lawsuits pending in the state court in Orange County, California, which assert claims related to our historic stock option practices. In addition, the SEC has opened a formal inquiry into our historical stock option grant practices. We cannot assure you that this current litigation, the SEC inquiry or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Appropriate tax planning requires that we consider the current and prevailing national and local tax laws and regulations, as well as international tax treaties and arrangements that we enter into with various government authorities. Changes in national/local tax regulations or changes in political situations may limit or eliminate the effects of our tax planning and could result in unanticipated tax expenses.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

We conduct a significant portion of our business outside the United States. Including ribavirin royalties, approximately 74% of our revenues from continuing operations were generated outside the United States during the years ended December 31, 2007 and 2006. We sell our pharmaceutical products in more than 100 countries around the world and employ approximately 2,400 individuals in countries other than the United States. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, severance and benefit payments and managing international operations;

•	exchange controls, currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	the burden of complying with multiple and potentially conflicting laws;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	market share and product sales in certain markets being dependent on actions by and relationships with key distributors;

•	greater difficulty in collecting accounts receivables in and moving cash out of certain geographic regions;

•	the need for a significant amount of available cash from operations to fund our business in a number of geographic and economically diverse locations; and

•	political, social and economic instability in emerging markets in which we currently operate.

In addition, we have identified a material weakness in internal control over financial reporting as of December 31, 2007 related to not maintaining a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of U.S. generally accepted accounting principles. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. The existence of a material weakness or deficiency in internal control over financial reporting could have a material adverse affect on us. See the risk factor above captioned “We have identified a material weakness in our internal control over financial reporting that could adversely affect our stock price and ability to prepare financial statements in a timely manner.”

Cash earned by our foreign subsidiaries is held at those subsidiaries and transferring that cash to the United States would likely have a negative impact on our earnings.

A substantial portion of our cash balances and reserves result from the operations of, and are held by, our subsidiaries outside of the United States. The income in these countries has been taxed in the various countries where it was earned, but it has not been subject to tax in the United States. Income tax expense has been calculated on the basis that foreign earnings will be indefinitely invested in non-U.S. assets.

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

We are involved in several legal proceedings, including those described in Note 16 of notes to the consolidated financial statements. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

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

If we do not realize the expected benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

Our prior restructuring plan was, and the restructuring plan expected from our 2008 Strategic Review will be, intended to improve operational efficiencies and our competitiveness. If we are unable to realize the benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our major facilities are in the following locations:

		Owned or	Square
Location	Purpose	Leased	Footage

North America
Aliso Viejo, California	Corporate headquarters	Leased	109,948
Montreal, Canada	Offices and manufacturing facility	Owned	94,119
Latin America
Mexico City, Mexico	Offices and manufacturing facility	Owned	286,411
Europe
Rzeszow, Poland	Offices and manufacturing facility	Owned	446,661

In our opinion, facilities occupied by us are more than adequate for present requirements, and our current equipment is considered to be in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings

See Note 16 of notes to consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (symbol: VRX). As of March 10, 2008 there were 4,681 holders of record of our common stock.

The following table sets forth, for the periods indicated the high and low sales prices of our common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2007		2006
Fiscal Quarters	High	Low	High	Low

First	$18.06	$16.65	$19.77	$15.85
Second	$18.69	$15.44	$18.20	$16.06
Third	$17.61	$15.48	$20.46	$15.81
Fourth	$15.79	$10.65	$20.34	$16.32

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative return on the Standard and Poor’s Mid Cap 400 Index (“S&P Mid Cap 400 Index”) and a 10-Stock Custom Composite Index (the “Custom Composite Index”) for the five years ended December 31, 2007. The Custom Composite consists of Allergan, Inc., Biovail Corporation, Cephalon, Inc., Forest Laboratories, Inc., Gilead Sciences, Inc., King Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Mylan Laboratories Inc., Shire Pharmaceuticals Group plc and Watson Pharmaceuticals, Inc.

Based on reinvestment of $100 beginning on December 31, 2002

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Valeant Pharmaceuticals International	100	236	251	175	169	117
S&P Mid Cap 400 Index	100	134	154	172	187	200
Custom Composite Index	100	133	122	149	172	150

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200,000,000 of our outstanding common stock in a 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, including restrictions in our debt covenants, and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. The total number of shares repurchased pursuant to this program was 6,490,690 as of December 31, 2007. We have used $99,557,000 to repurchase these shares. We have not repurchased any shares between January 1, 2008 and March 17, 2008.

We did not purchase any shares of common stock during the year ended December 31, 2007 other than purchases under the stock repurchase program. Set forth below is the information regarding shares repurchased under the stock repurchase program during the year ended December 31, 2007:

				Approximate
				Dollar Value
	Total Number	Average		of Shares that
	of Shares	Price Paid	Aggregate	May Yet Be
Period	Purchased	Per Share	Consideration	Purchased
			(In thousands)	(In thousands)

6/1/07 — 6/30/07	1,600,000	$17.17	$27,507	$172,493
7/1/07 — 7/31/07	2,100,000	$16.95	$63,137	$136,863
8/1/07 — 8/31/07	1,022,600	$16.08	$79,599	$120,401
9/1/07 — 10/31/07	0	NM	$79,599	$120,401
11/1/07 — 11/30/07	1,598,090	$11.24	$97,590	$102,410
12/1/07 — 12/31/07	170,000	$11.55	$99,557	$100,443

Total Share Repurchases	6,490,690	$15.32	$99,557	$100,443

NM — Not meaningful.

Dividend Policy

We did not declare and did not pay dividends in 2007. We declared and paid cash dividends of $.0775 for the first and second quarters of 2006. We also paid cash dividends of $.0775 per share in the first quarter of 2006 for the dividend declared in the fourth quarter of 2005. Our board of directors will continue to review our dividend policy. There are significant contractual limitations on our ability to pay future dividends under the terms of the indenture governing our 7% senior notes due 2011.

Item 6.	Selected Financial Data

The following selected financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2006 are derived from the audited restated consolidated financial statements, including the notes thereto, appearing elsewhere in this report. The data as of December 31, 2005, 2004, and 2003 and for the years ended December 31, 2004 and 2003 has been derived from unaudited restated financial statements which are not included in this Form 10-K.

As described in Note 2 to the audited financial statements referred to above, our consolidated financial statements have been restated to correct certain accounting errors. These errors resulted in benefits (charges) to net income of ($1,003,000), ($549,000), $747,000, and 183,000 for the years ended December 31, 2006, 2005, 2004, and 2003, respectively. Additionally, the cumulative effect of the related charges to net income for periods prior to 2003 was ($2,723,000).

	Year ended December 31,
	2007	2006	2005	2004	2003
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands except per share data)

Revenues:
Product sales	$785,770	$781,562	$731,869	$609,212	$518,477
Alliance revenue (including ribavirin royalties)(1)	86,452	81,242	91,646	76,427	167,482

Total revenues	872,222	862,804	823,515	685,639	685,959

Costs and expenses:
Cost of goods sold (excluding amortization)	233,094	238,141	222,358	200,543	184,704
Selling expenses	259,324	244,757	232,316	196,642	166,740
General and administrative expenses	111,721	114,583	108,508	99,662	111,244
Research and development costs	98,025	105,442	114,100	92,858	45,344
Acquired in-process research and development(2)	—	—	126,399	11,770	117,609
Gain on litigation settlements(3)	—	(51,550)	—	—	—
Restructuring charges and asset impairment(4)	23,176	138,181	1,253	19,344	—
Amortization expense	71,567	65,276	68,832	59,303	38,577

Total costs and expenses	796,907	854,830	873,766	680,122	664,218

Income (loss) from operations	75,315	7,974	(50,251)	5,517	21,741
Other income (loss), net including translation and exchange	1,060	1,152	(6,358)	141	4,727
Loss on early extinguishment of debt(5)	—	—	—	(19,892)	(12,803)
Interest income	17,792	12,610	13,169	12,432	8,888
Interest expense	(42,878)	(43,726)	(40,326)	(49,265)	(36,145)

Income (loss) from continuing operations before income taxes and minority interest	51,289	(21,990)	(83,766)	(51,067)	(13,592)
Provision for income taxes(6)	25,233	34,824	55,073	69,062	41,335
Minority interest	2	3	287	233	11,763

Income (loss) from continuing operations	26,054	(56,817)	(139,126)	(120,362)	(66,690)
Income (loss) from discontinued operations, net of tax(7)	(32,240)	(751)	(49,566)	(33,544)	9,346

Net loss	$(6,186)	$(57,568)	$(188,692)	$(153,906)	$(57,344)

Per share information:
Income (loss) from continuing operations — basic	$0.28	$(0.61)	$(1.52)	$(1.43)	$(0.80)
Discontinued operations	(0.35)	(0.01)	(0.54)	(0.40)	0.11

Loss per share — basic	$(0.07)	$(0.62)	$(2.06)	$(1.83)	$(0.69)

Income (loss) from continuing operations — diluted	$0.28	$(0.61)	$(1.52)	$(1.43)	$(0.80)
Discontinued operations	(0.35)	(0.01)	(0.54)	(0.40)	0.11

Loss per share — diluted	$(0.07)	$(0.62)	$(2.06)	$(1.83)	$(0.69)

Dividends declared per share of common stock	$—	$0.24	$0.23	$0.31	$0.31

	As of December 31,
	2007	2006	2005	2004	2003
		(Restated)	(Restated)	(Restated)	(Restated)

Balance Sheet Data:
Cash and cash equivalents	$309,365	$325,376	$224,294	$221,943	$409,420
Working capital(8)	522,764	464,909	342,351	566,295	985,804
Total assets	1,494,262	1,505,692	1,515,539	1,522,349	1,912,879
Total debt(6)	784,207	787,433	788,934	794,068	1,121,145
Stockholders’ equity(1)(2)(3)(4)(5)(6)(7)(8)	414,103	430,390	435,558	471,538	584,328

Notes to Selected Financial Data:

(1)	Alliance revenue in 2007 included a $19,200,000 milestone payment received from Schering-Plough related to the outlicensing of pradefovir and a $50,000 payment from a third party for the license of certain intellectual property. Alliance revenue prior to 2007 consisted exclusively of royalties from Schering-Plough and Roche on their sales of ribavirin.

(2)	In connection with our acquisitions, portions of the purchase price are allocated to acquired in-process research and development on projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. Such costs are charged to research and development expense as of the date of the acquisition. In March 2005 we acquired Xcel for approximately $280,000,000 of which $126,399,000 was allocated to in-process research and development costs and charged to expense. In February 2004, we acquired from Amarin Corporation plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc., and all of that subsidiary’s U.S. product rights. The total consideration paid for Amarin was $40,000,000. In August 2003, we repurchased the 20% publicly held minority interest in Ribapharm, Inc. for an aggregate total purchase price of $207,658,000. In connection with these acquisitions, we expensed $11,770,000 and $117,609,000 of in-process research and development in the years ended December 31, 2004 and 2003, respectively.

(3)	In 2006, we recorded a gain on litigation settlement from litigation with a former chief executive officer, Milan Panic, of $17,550,000 relating to Ribapharm bonuses. We also recorded a gain on litigation settlement from litigation with the Republic of Serbia of $34,000,000 relating to the ownership and operations of a joint venture we formerly participated in known as Galenika.

(4)	In 2004, we incurred an expense of $19,344,000 related to our manufacturing and rationalization plan. Our manufacturing sites were tested for impairment resulting in an impairment of asset value on three of the sites. Accordingly, we wrote these sites down to their fair value and recorded asset impairment charges of $18,000,000 and severance charges of $1,344,000 in the year ended December 31, 2004. In 2005 we made the decision to dispose of another manufacturing plant in China which resulted in an asset impairment charge of $2,322,000. In 2005, we also recorded net gains of approximately $1,816,000 resulting from the sale of the manufacturing plants in the United States, Argentina and Mexico.

In 2006, we incurred an expense of $138,181,000 relating to the 2006 Restructuring. The expense included employee severance costs (259 employees) of $16,997,000, abandoned software and other capital assets of $22,178,000, asset impairment charges relating to fixed assets at two manufacturing facilities and our former headquarters and research facility of $97,344,000 and contract cancellation and other cash charges of $1,662,000.

In 2007, we incurred restructuring expenses of $23,176,000. In the first half of 2007, we incurred a restructuring expense of $13,575,000 relating to the completion of the 2006 Restructuring, comprising employee severance costs of $5,130,000 contract cancellation costs of $3,115,000, the elimination of accumulated foreign currency translation adjustments of $2,891,000 and asset impairment charges relating to the two manufacturing facilities of $2,439,000. On February 28, 2008, we announced that a strategic review initiated by our board of directors in October 2007 resulted in plans for a new restructuring program. Charges for this restructuring program incurred in 2007 were $9,601,000, comprising $957,000 in executive severances, $4,676,000 for professional service expenses, and $3,968,000 for contract termination and transaction costs associated with the sale of our Asia businesses.

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

(6)	The tax provision in 2005 included a net charge of $27,368,000 associated with an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 (including interest). The tax provision in 2007 includes a net credit of $21,521,000 to partially reverse the 2005 charge, as a result of resolving many of the issues raised during the examination through an appeals process. In 2007, 2006, 2005 and 2004, we recorded valuation allowances of $53,106,000, $28,106,000, $39,862,000 and $85,427,000 against our deferred tax asset to recognize the uncertainty of realizing the benefits of our accumulated U.S. and state net operating losses and research credits. In 2007 the increase in the U.S. valuation allowance was offset by liabilities for uncertain tax positions of $60,095,000, with a net decrease of the valuation allowance of $6,989,000. In 2007 we also recorded valuation allowances of $7,615,000 to recognize the uncertainty of realizing the benefits of foreign net operating losses. As of December 31, 2007, the valuation allowances totaled $159,710,000. In addition to these factors, the tax provision in 2005 does not reflect tax benefits for certain of the amounts of acquired in-process research and development charged to expense.

(7)	In September 2007, we reclassified our Infergen operations as discontinued operations. The consolidated financial statements have been reclassified for all historical periods presented. The loss from discontinued operations in 2007 was primarily related to Infergen. In 2006, the loss from discontinued operations was related to Infergen, partly offset by the partial release of $5,648,000 from a reserve for our environmental liability related to our former biomedical facility.

On December 30, 2005, we acquired the U.S. and Canadian rights to Infergen from InterMune. In this transaction, we charged $47,200,000 to acquired in-process research and development. As a result of the reclassification of the Infergen operations to discontinued operations, this charge was classified as an expense within discontinued operations.

During 2002, we decided to divest our Russian pharmaceuticals segment, biomedical segment, raw materials business and manufacturing capability in Central Europe, our photonics business and the Circe unit. The loss from discontinued operations in 2004 and the income from discontinued operations in 2003 relate to the disposition of these businesses.

(8)	Working capital in 2007 and 2006 excludes $66,247,000 and $124,821,000, respectively, of assets held for sale.

Below is a summary of the specific income statement accounts as reported and as affected by the restatement for each of the four years ended December 31, 2006 (in thousands):

	2006	2005	2004	2003

Product sales
As previously reported	$783,279	$732,240	$607,824	$518,598
Adjustment	(1,717)	(371)	1,388	(121)

As restated	$781,562	$731,869	$609,212	$518,477

General and administrative expenses
As previously reported	$115,857	$108,252	$99,443	$111,635
Adjustment	(1,274)	256	219	(391)

As restated	$114,583	$108,508	$99,662	$111,244

Income (loss) from operations, before interest, taxes
As previously reported	$8,417	$(49,624)	$4,348	$21,471
Adjustment	(443)	(627)	1,169	270

As restated	$7,974	$(50,251)	$5,517	$21,741

Loss from continuing operations before income taxes and minority interest
As previously reported	$(21,547)	$(83,139)	$(52,236)	$(13,862)
Adjustment	(443)	(627)	1,169	270

As restated	$(21,990)	$(83,766)	$(51,067)	$(13,592)

Provision for income taxes
As previously reported	$34,264	$55,151	$68,640	$41,248
Adjustment	560	(78)	422	87

As restated	$34,824	$55,073	$69,062	$41,335

Loss from continuing operations
As previously reported	$(55,814)	$(138,577)	$(121,109)	$(66,873)
Adjustment	(1,003)	(549)	747	183

As restated	$(56,817)	$(139,126)	$(120,362)	$(66,690)

Net loss
As previously reported	$(56,565)	$(188,143)	$(154,653)	$(57,527)
Adjustment	(1,003)	(549)	747	183

As restated	$(57,568)	$(188,692)	$(153,906)	$(57,344)

Below is a summary of the earnings per share information as reported and as affected by the restatement for each of the four years ended December 31, 2006 (in thousands):

	2006	2005	2004	2003

Basic loss per share — as previously reported
From continuing operations	$(0.60)	$(1.51)	$(1.44)	$(0.80)
From discontinued operations	(0.01)	(0.54)	(0.40)	0.11

Net loss	$(0.61)	$(2.05)	$(1.84)	$(0.69)
Basic income (loss) per share — adjustments
From continuing operations	$(0.01)	$(0.01)	$0.01	$—
From discontinued operations	—	—	—	—

Net income (loss)	$(0.01)	$(0.01)	$0.01	$—
Basic loss per share — as restated
From continuing operations	$(0.61)	$(1.52)	$(1.43)	$(0.80)
From discontinued operations	(0.01)	(0.54)	(0.40)	0.11

Net loss	$(0.62)	$(2.06)	$(1.83)	$(0.69)
Diluted loss per share — as previously reported
From continuing operations	$(0.60)	$(1.51)	$(1.44)	$(0.80)
From discontinued operations	(0.01)	(0.54)	(0.40)	0.11

Net loss	$(0.61)	$(2.05)	$(1.84)	$(0.69)
Diluted income (loss) per share — adjustments
From continuing operations	$(0.01)	$(0.01)	$0.01	$—
From discontinued operations	—	—	—	—

Net income (loss)	$(0.01)	$(0.01)	$0.01	$—
Diluted loss per share — as restated
From continuing operations	$(0.61)	$(1.52)	$(1.43)	$(0.80)
From discontinued operations	(0.01)	(0.54)	(0.40)	0.11

Net loss	$(0.62)	$(2.06)	$(1.83)	$(0.69)

Below is a summary of the balance sheet account information as reported and as affected by the restatement and certain adjustments for changes in balance sheet classification for each of the four years ended December 31, 2006 (in thousands):

	2006	2005	2004	2003

Cash and cash equivalents
As previously reported	$326,002	$224,856	$222,590	$410,019
Adjustment	(626)	(562)	(647)	(599)

As restated	$325,376	$224,294	$221,943	$409,420

Marketable securities
As previously reported	$9,743	$10,210	$238,918	$463,962
Adjustment	627	563	648	(1,326)

As restated	$10,370	$10,773	$239,566	$462,636

Accounts receivable, net
As previously reported	$227,452	$187,987	$171,860	$162,402
Adjustment	(301)	5	—	—

As restated	$227,151	$187,992	$171,860	$162,402

Prepaid expenses and other current assets
As previously reported	$16,398	$30,205	$23,076	$13,863
Adjustment	—	(11,260)	(4,941)	1,116

As restated	$16,398	$18,945	$18,135	$14,979

Current deferred tax assets, net
As previously reported	$8,071	$6,447	$1,973	$15,587
Adjustment	479	589	96	78

As restated	$8,550	$7,036	$2,069	$15,665

Deferred tax assets, net
As previously reported	$21,514	$25,342	$—	$—
Adjustment	(296)	379	901	1,336

As restated	$21,218	$25,721	$901	$1,336

Other assets
As previously reported	$53,555	$43,176	$40,160	$49,618
Adjustment	372	11,813	5,348	878

As restated	$53,927	$54,989	$45,508	$50,496

Assets of discontinued operations
As previously reported	$226	$71,141	$23,894	$27,994
Adjustment	—	(5)	—	—

As restated	$226	$71,136	$23,894	$27,994

Accrued liabilities
As previously reported	$142,532	$140,839	$127,587	$115,928
Adjustment	4,173	2,488	1,827	2,898

As restated	$146,705	$143,327	$129,414	$118,826

	2006	2005	2004	2003

Income taxes
As previously reported	$39,818	$47,324	$20,472	$14,962
Adjustment	(172)	—	—	—

As restated	$39,646	$47,324	$20,472	$14,962

Deferred tax liabilities, net
As previously reported	$3,255	$8,208	$13,823	$1,835
Adjustment	450	139	102	17

As restated	$3,705	$8,347	$13,925	$1,852

Other liabilities
As previously reported	$18,182	$16,371	$14,429	$18,422
Adjustment	6,324	1,359	1,693	(2,460)

As restated	$24,506	$17,730	$16,122	$15,962

Liabilities of discontinued operations
As previously reported	$18,343	$23,118	$32,056	$19,731
Adjustment	(5,657)	(4,078)	(4,148)	—

As restated	$12,686	$19,040	$27,908	$19,731

Accumulated deficit
As previously reported	$(848,467)	$(770,350)	$(560,722)	$(380,044)
Adjustment	(3,345)	(2,342)	(1,793)	(2,538)

As restated	$(851,812)	$(772,692)	$(562,515)	$(382,582)

Accumulated other comprehensive income
As previously reported	$19,458	$(21,541)	$4,711	$(33,860)
Adjustment	(1,518)	3,956	3,724	3,566

As restated	$17,940	$(17,585)	$8,435	$(30,294)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Prior Period Financial Information

This annual report on Form 10-K includes the restatement of our consolidated financial statements as of and for the years ended December 31, 2006 and 2005. This report also includes the restatement of the selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and the restatement of the quarterly financial data in Part II, Item 8 for the three-month periods ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for this annual report on Form 10-K and primarily arose during the period January 1, 2002 to September 30, 2007. These included errors impacting annual periods prior to 2007 with a cumulative net charge to income from continuing operations before income taxes of $3,851,000 as of December 31, 2006. The errors also included items originating in the first, second and third quarters of 2007 with a net benefit to income from continuing operations before income taxes of $1,761,000. These errors have been determined to be, in the aggregate, material to the quarter and year ended December 31, 2007 and to certain prior periods including the year ended December 31, 2006, and therefore we are restating our results for the years ended December 31, 2003, 2004, 2005 and 2006. The errors and the cumulative net effect of the corrections through December 31, 2006 and for the nine months ended September 30, 2007 are described as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends and for certain credit memos in Latin America, the cumulative effect of which is a reduction in revenue of $3,953,000 and certain other adjustments of $127,000 through December 31, 2006 and $1,120,000 for the nine months ended September 30, 2007;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which is a reduction of revenues of $290,000 through December 31, 2006 and $1,550,000 for the nine months ended September 30, 2007;

iii. Decrease in costs of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which is a reduction in cost of goods sold and a corresponding increase in gross profit of $4,710,000 for the nine months ended September 30, 2007, with no effect prior to January 1, 2007;

iv. Changes in pension expense in UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which is a decrease in general and administrative expenses of $519,000 through December 31, 2006 and an increase to general and administrative expenses of $279,000 for the nine months ended September 30, 2007; and

v. Changes in income tax expense resulting from the income tax effects of the pre-tax adjustments described in i.-iv. above, resulting in a reduction in income tax expense of $1,331,000 through December 31, 2006 and an increase of $611,000 for the nine months ended September 30, 2007. Additionally, income tax expense increased due to corrections of deferred income taxes in certain foreign locations, resulting in a cumulative increase in income tax expense of $825,000 through December 31, 2006.

	Nine Months						Total
	Ended						Additional
	September 30,	Year Ended December 31,					Income
Income (Expense)	2007	2006	2005	2004	2003	Pre-2003	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(1,120)	$(1,554)	$(371)	$1,389	$(121)	$(3,423)	$(5,200)
Reversal of revenue in Italy	(1,550)	(290)	—	—	—	—	(1,840)
Cost of goods bookkeeping in the UK and France	4,710	—	—	—	—	—	4,710
European pension accounting	(279)	1,401	(256)	(220)	391	(797)	240

Total impact before taxes	1,761	(443)	(627)	1,169	270	(4,220)	(2,090)
Tax effect on above	(611)	204	139	(422)	(87)	1,497	720
Other deferred tax items	—	(764)	(61)	—	—	—	(825)

Total impact of restatement	$1,150	$(1,003)	$(549)	$747	$183	$(2,723)	$(2,195)

The restatement and its impact on fiscal years ended December 31, 2006 and 2005 are discussed in more detail in Note 2 to our consolidated financial statements, which are included herein.

While we have restated the unaudited quarterly information in Part II, Item 8 and intend to amend and restate our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2007 and 2006, we have not amended and do not intend to amend any of our other previously filed reports. As we have previously announced, the consolidated financial statements and related information contained in such previously filed reports should no longer be relied upon.

Amounts appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the years ended December 31, 2006 and 2005 reflect the effects of the restatement as described above.

Identification of Material Weakness

In connection with this restatement, we identified a material weakness in our disclosure controls and procedures and internal control over financial reporting as of December 31, 2007 and reported this to our Finance and Audit Committee. The material weakness, which arose primarily as a result of our lack of a sufficient complement of personnel in our foreign locations and monitoring controls at the corporate level and is further described below in Item 9A of this Form 10-K, resulted in the restatement of our prior period financial information included in this report. We are in the process of identifying and implementing a plan to address the material weakness in internal control over financial reporting. This remediation is discussed in more detail in Item 9A. For this reason, the discussion and data set forth in this section may not be comparable to discussions and data in our previously filed reports.

Company Overview

Introduction

We are an international pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Historically, our marketing and promotion efforts focused on our Promoted Products, which consisted of products marketed globally, regionally, or locally with annual sales in excess of $5,000,000. Our products are currently sold in more than 100 markets around the world.

Although historically we have focused most of our efforts on neurology, dermatology, and infectious disease, our prescription pharmaceutical products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. Our products are sold through three pharmaceutical segments comprising: North America, International (Latin America, Asia, and Australasia) and EMEA (Europe, Middle East, and Africa).

Strategic Review and Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic and commercial operations, product and business portfolio, growth opportunities and acquisition strategy. This strategic review, which we refer to as the “2008 Strategic Review,” is still underway as of the date of this filing and we expect to describe it in an announcement in late March 2008. We expect the 2008 Strategic Review to lead to significant changes in our business and will include a restructuring program.

Prior to the start of the 2008 Strategic Review, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and divested or discontinued certain non-strategic products as a result. In September 2007, we decided to sell our rights to Infergen. We sold these rights to Three Rivers Pharmaceuticals, LLC on January 14, 2008. In 2007, we also sold product rights to Reptilase, Solcoseryl in Japan, our ophthalmic business in Holland, and certain other products. In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell Invida certain Valeant subsidiaries and product rights in Asia, in a transaction that includes certain of our subsidiaries, branch offices, and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also includes certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida have been classified as “held for sale” in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 2007.

We announced on February 4, 2008 that our board of directors had appointed J. Michael Pearson to the position of chief executive officer and chairman of our board of directors effective February 1, 2008, the date of the resignation of our former chief executive officer, Timothy C. Tyson. Robert A. Ingram, who served as chairman prior to Mr. Pearson’s appointment, remains on our board of directors, serving as lead director. Prior to joining Valeant as our chief executive officer, Mr. Pearson was a director at McKinsey & Company, where he had served as head of the global pharmaceutical practice, as a member of its board of directors and in various other capacites.

Retigabine — RESTORE 1 Data Announcement

On February 12, 2008 we reported results for retigabine in RESTORE 1, the first of two Phase III pivotal trials using retigabine as an adjunctive treatment for adult epilepsy patients with refractory partial-onset seizures. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs. Retigabine demonstrated statistically significant results on the primary efficacy endpoints important for regulatory review by both the US Food and Drug Administration (FDA) and the European Medicines Evaluation Agency (EMEA). More details on the RESTORE 1 data announcement are provided in Item 7, Products in Development.

Taribavirin — 12-week analysis of the Phase IIb study

On March 17, 2008 we reported the results of the 12-week analysis of the taribavirin Phase IIb study. The Phase IIb study is a U.S. multi-center, randomized, parallel, open-label study in 278 treatment naïve, genotype 1 patients evaluating taribavirin at 20 mg/kg, 25 mg/kg, and 30 mg/kg per day in combination with pegylated interferon alfa-2b. The control group is being administered weight-based dosed ribavirin (800/1,000/1,200/1,400 mg daily) and pegylated interferon alfa-2b. The 12-week early viral response (EVR) data from the Phase IIb study showed comparable reductions in viral load for weight-based doses of taribavirin and ribavirin. The anemia rate was statistically significantly lower for patients receiving taribavirin in the 20mg/kg and 25mg/kg arms versus the ribavirin control arm. More details on the taribavirin Phase IIb study announcement are provided in Item 7, Products in Development. We are using the data to explore the options for the continued role of taribavirin in our portfolio, including consideration of partnering opportunities.

Infergen (Reported in Discontinued Operations)

On December 30, 2005, we acquired the U.S. and Canadian rights to the hepatitis C drug Infergen from InterMune. In September 2007, we decided to divest these Infergen product rights and we sold them to Three Rivers Pharmaceuticals, LLC on January 14, 2008. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Ribavirin Royalties

Our royalties are derived from sales of ribavirin, a nucleoside analog that we discovered. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. We also licensed ribavirin to Roche in 2003. Roche discontinued royalty payments to us in June 2007 when the European Patent Office revoked a ribavirin patent which would have provided protection through 2017.

Ribavirin royalty revenues were $67,202,000, $81,242,000 and $91,646,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and accounted for 8%, 9% and 11% of our total revenues in 2007, 2006 and 2005, respectively. Royalty revenues in 2007, 2006 and 2005 were substantially lower than those in prior years. This decrease had been expected and relates to: 1) Roche’s discontinuation of royalty payments to us in June 2007, 2) Schering-Plough’s market share losses in ribavirin sales, 3) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy and 4) further market share gains by generic competitors in the United States since they entered the market in April 2004.

We expect ribavirin royalties to continue to decline in 2008. The royalty will decline significantly in 2009 in that royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

Specialty Pharmaceuticals

Product sales from our specialty pharmaceuticals segment accounted for 90% of our total revenues from continuing operations for the year ended December 31, 2007, compared to 91% for 2006. Product sales increased for the year ended December 31, 2007 compared with 2006 by $4,208,000.

Our current product portfolio comprises approximately 352 branded products, with approximately 1,974 stock keeping units. We market our products globally through a marketing and sales force consisting of approximately 1,652 employees. We focus our sales, marketing and promotion efforts on the Promoted Products within our product portfolio. We have identified these Promoted Products as offering the best potential return on investment. The majority of our Promoted Products are in our three targeted therapeutic areas. Promoted Products in other therapeutic areas have characteristics and regional or local market positions that also offer significant growth and returns on marketing investments.

Our future growth is expected to be driven primarily by the commercialization of new products, growth of our existing products, and business development. Our Promoted Products accounted for 58% and 55% of our specialty pharmaceutical product sales for the years ended December 31, 2007 and 2006, respectively. Sales of our Promoted Products increased $25,941,000 (6%) in the year ended December 31, 2007 compared to 2006.

We have experienced generic challenges and other competition to our products, as well as pricing challenges through government imposed price controls and reductions, and expect these challenges to continue in 2008 and beyond.

Research and Development

We are developing product candidates, including two clinical stage programs, retigabine and taribavirin, which target large market opportunities. Retigabine is being developed as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Taribavirin is a pro-drug of ribavirin, for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon.

Epilepsy

There are more than 50 million people worldwide who have epilepsy, with approximately 6 million people afflicted with the disease in the United States, the European Union, and Japan. The majority of all epilepsy patients are adequately and appropriately treated with the first or second AED they try. However approximately 30% of patients with epilepsy do not respond adequately to existing therapies despite trying multiple different AEDs. These patients are considered to have refractory epilepsy, thus representing the greatest unmet need in epilepsy treatment.

Chronic Hepatitis C

Worldwide, approximately 170 million individuals are infected with the hepatitis C virus. In the United States alone, 3-4 million individuals are infected. Current therapies consist of pegylated interferon alfa and ribavirin with a sustained virological response ranging as high as 54% to 56%.

Acquisitions

In 2007, we acquired product rights in the United States, Europe, and Argentina for aggregate consideration of $40,803,000, of which $36,184,000 was cash consideration. In the United States, we acquired a paid-up license for Kinetin and Zeatin, the active ingredients in the Kinerase product line, for cash consideration of $21,000,000 and other consideration of $4,170,000. In Europe we acquired the rights to Nabilone, the product we currently market as Cesamet in Canada and the United States, for $13,582,000. We acquired the rights to certain products in Poland, Argentina and Spain for $1,602,000 in cash consideration and $449,000 in other consideration.

In 2006, we acquired rights to new product lines in Poland and the UK. In Poland we acquired the rights to a number of branded generic products for nominal cash consideration. In the UK we acquired exclusive rights to distribute certain dermatological skin care products from Intendis AG, including Finacea, Skinoren, Scheriproct and Ultrabase. In 2006, we also acquired the rights to Zelapar in Canada and Mexico. We had acquired the rights to Zelapar in the United States as part of the Amarin acquisition in 2004 and launched the product in the United States in 2006. In 2006, we also acquired from Novartis the rights to Melleril in Argentina, having acquired the rights to this product in Brazil in 2005.

On December 30, 2005, we acquired the U.S. and Canadian rights to the hepatitis C drug Infergen from InterMune. We paid InterMune $120,000,000 in cash at the closing. Subsequently, we paid InterMune a non-contingent milestone payment of $2,585,000 in January 2007 and a $5,000,000 contingent milestone in July 2007 which we recorded as goodwill. In September 2007, we decided to divest these Infergen product rights and we sold them to Three Rivers Pharmaceuticals, LLC on January 14, 2008. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

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

See Note 4 of notes to consolidated financial statements for further discussion of these acquisitions.

Results of Operations

We have three specialty pharmaceutical segments comprising our pharmaceuticals operations in North America, International (Latin America, Asia and Australasia) and Europe, Middle East, and Africa (EMEA). In addition, we have a research and development division. Certain financial information for our business segments is set forth below (in thousands). This discussion of our results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this document. For additional financial information by business segment, see Note 17 of notes to consolidated financial statements included elsewhere in this document.

	2007	2006	2005
		(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$276,671	$264,393	$232,342
International	201,310	239,597	219,319
EMEA	307,789	277,572	280,208

Total specialty pharmaceuticals	785,770	781,562	731,869
Alliance revenues (including ribavirin royalties)	86,452	81,242	91,646

Consolidated revenues	$872,222	$862,804	$823,515

Operating Income (Loss)
Specialty pharmaceuticals
North America	100,855	90,359	69,286
International	34,189	71,697	65,407
EMEA	55,700	45,822	35,937

	190,744	207,878	170,630
Corporate expenses	(75,525)	(75,382)	(54,738)

Total specialty pharmaceuticals	115,219	132,496	115,892
Restructuring charges and asset impairment	(23,176)	(138,181)	(1,253)
Gain on litigation settlement	—	51,550	—
Research and development	(16,728)	(37,891)	(38,491)
Acquired IPR&D	—	—	(126,399)

Consolidated segment operating income (loss)	75,315	7,974	(50,251)
Interest income	17,792	12,610	13,169
Interest expense	(42,878)	(43,726)	(40,326)
Other, net	1,060	1,152	(6,358)

Income (loss) from continuing operations before provision for income taxes	$51,289	$(21,990)	$(83,766)

Year Ended December 31, 2007 Compared to 2006

Specialty Pharmaceutical Revenues:  Total consolidated revenues increased $9,418,000 for the year ended December 31, 2007 compared with 2006. Total specialty pharmaceutical product sales increased $4,208,000 (1%) for the year ended December 31, 2007 over 2006. Specialty pharmaceutical product sales in 2007 included a 5% favorable impact from foreign exchange rate fluctuations and a 1% aggregate increase in price, partly offset by a 5% reduction in volume. A significant factor that contributed to this reduction was the sales decline in Mexico, partly offset by sales increases in Central Europe, Canada, and the United Kingdom. The reported sales declines in Mexico were also impacted by accounting reserves for product returns and credits memos. The reported sales for the year ended December 31, 2007 include $4,144,000 for products divested in 2007 (Reptilase, Solcoseryl in Japan and our former ophthalmic business in the Netherlands), compared to $15,403,000 of revenue reported for these products in 2006.

Approximately 58% of our total pharmaceutical revenues resulted from sales of Promoted Products in 2007. We define Promoted Products as being those that we promote with annual sales of greater than $5,000,000. Worldwide sales of Promoted Products totaled $453,082,000 in 2007, an increase of $25,941,000 or 6% over 2006. The increased sales in Promoted Products were partially offset by declines in sales of non-promoted products.

In our North America pharmaceuticals segment, revenues for the year ended December 31, 2007 increased $12,278,000 (5%) over 2006. This increase reflects the growth in Cesamet sales in Canada, a full year of Zelapar sales in the United States, and sales increases in Librax, Kinerase, and Migranal. Cesamet sales were primarily in Canada. These sales increases were offset by sales decreases of Efudex, Imovane, and Limbitrol. Decreases in Efudex sales were expected and were a result of our launch of an authorized generic in December 2006. The increase in North American pharmaceutical sales for the year ended December 31, 2007 was due to a 7% percent increase in price and a 1% positive contribution from the appreciation of the Canadian Dollar, offset by a 3% decline in volume.

In our International pharmaceuticals segment, revenues for the year ended December 31, 2007 decreased $38,287,000 (16%). The decrease was due to the reduced shipments to our largest wholesalers in Mexico who had ceased making payments to us because they felt disadvantaged by changes we made in our distribution channel in 2006. This situation continued to impact sales in the fourth quarter of 2007 and affected most of our products in Mexico. Results in Mexico were also impacted by increased reserves for returns and discounts. Reptilase sales in 2007 decreased $5,337,000 because we stopped selling Reptilase with the sale of our Basel, Switzerland manufacturing plant in June 2007. International sales in 2007 reflected an 18% reduction in volume, partly offset by a 2% benefit from foreign currency.

In our EMEA pharmaceuticals segment, revenues for the year ended December 31, 2007 were $307,789,000, an increase of $30,217,000 (11%). The increase in the value of currencies in the region relative to the U.S. Dollar contributed $25,743,000 to revenues in the region in 2007. Sales of Nabilone (Cesamet) in the United Kingdom and Spain were $3,462,000 in 2007. We acquired these product rights in January 2007. Sales of the dermatology products licensed from Intendis, including Finacea, were $2,885,000 in 2007, compared with $498,000 in 2006. We licensed these products in September 2006. Much of the segment’s growth was in Central and Eastern Europe and the United Kingdom. Sales of Promoted Products in 2007 were $127,128,000 compared to $99,948,000 in 2006, an increase of $27,180,000 (27%). The increases in revenues from higher Promoted Product sales and stronger European currencies were partly offset by reductions in sales of non-promoted products. Sales in several European countries were also negatively affected by pricing policies imposed by governmental authorities. EMEA sales in 2007 were impacted by a 9% positive contribution from currency fluctuations and a 5% increase in volume, offset by a 3% aggregate reduction in prices.

Alliance Revenue (including Ribavirin royalties):  Alliance revenue in the year ended December 31, 2007 included a licensing payment of $19,200,000 which we received in the first quarter of 2007 from Schering-Plough as a payment for the license to pradefovir. In September 2007, we announced an agreement with Schering-Plough and Metabasis which returned all pradefovir rights to Metabasis. We retained the $19,200,000 licensing payment but expect to receive no future income from pradefovir. Alliance revenue in 2007 also included $50,000 paid to us by an unrelated third party in the first quarter of 2007 for certain intellectual property assets. Alliance revenue in 2006 consisted exclusively of ribavirin royalties.

Ribavirin royalties for the year ended December 31, 2007 were $67,202,000 compared to $81,242,000 for 2006, a decrease of $14,040,000 (17%). Ribavirin royalty revenues decreased due to (i) Roche’s discontinuation of royalty payments to us in June 2007, (ii) Schering-Plough’s market share losses in ribavirin sales, and (iii) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy. We expect ribavirin royalties to continue to decline in 2008. The royalty will decline significantly in 2009 in that royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect royalties from Schering-Plough in Japan will continue after 2009.

Gross Profit Margin (excluding amortization):  Gross profit margin was impacted in 2007 by increases in reserves for returns and discounts in Mexico. Gross profit calculations exclude amortization which is discussed below. Gross profits by segment are as follows (dollar amounts in thousands):

				Increase
	Year Ended December 31,			(Decrease)
	2007	2006	2005	07/06	06/05

Gross Profits (Specialty Pharmaceuticals Only)
North America	$232,654	$220,834	$186,561	5%	18%
% of product sales	84%	84%	80%
International	133,656	161,970	152,195	(17)%	6%
% of product sales	66%	68%	69%
EMEA	186,366	160,617	170,755	16%	(6)%
% of product sales	61%	58%	61%

Consolidated Gross Profits	552,676	543,421	509,511	2%	7%

% of product sales	70%	70%	70%

Selling Expenses:  Selling expenses were $259,324,000 for the year ended December 31, 2007 compared to $244,757,000 for 2006, an increase of $14,567,000 (6%). As a percent of product sales, selling expenses were 33% for the year ended December 31, 2007 and 31% for the corresponding period in 2006. The increase in selling expense reflects increased promotional activities related to the newly launched products in Central Europe and the United Kingdom. Selling expense in 2007 included a $2,776,000 bad debt provision for Mexico, sales force severance costs of $2,680,000 in Germany, Italy, and Latin America, and a $2,059,000 bad debt provision in Austria.

General and Administrative Expenses:  General and administrative expenses were $111,721,000 for the year ended December 31, 2007 compared to $114,583,000 for 2006, a decrease of $2,862,000 (2%). General and administrative expenses included $8,708,000 in stock-based compensation expenses, a reduction of $4,989,000 from the corresponding expenses recorded in general and administrative expenses in 2006. General and administrative expenses in 2007 included information technology improvements, legal, and business development costs, professional service fees, and a payroll tax withholding charge related to a former executive. As a percent of product sales, general and administrative expenses were 14% for the year ended December 31, 2007 compared to 15% for 2006.

Research and Development:  Research and development expenses were $98,025,000 for the year ended December 31, 2007 compared with $105,442,000 for 2006, a reduction of $7,417,000 (7%). The decrease in research and development expenses was primarily attributable to the completion of the VISER clinical trials for taribavirin and savings from our strategic restructuring program including the divestment of our discovery operations in December 2006. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who subsequently returned these rights to Metabasis after the results of a long-term preclinical study was released. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights outside of the United States and Canada to commercialize the compound being developed in the HIV program upon Ardea’s completion of Phase IIb trials. Research and development expenses in 2006 included a $7,000,000 milestone payment related to the development of retigabine. It is expected that clinical development expenses will decline in 2008 as a result of the completion of the Phase III clinical trials with retigabine.

Our rights to retigabine are subject to the Asset Purchase Agreement between Meda Pharma Gmbh & Co KG (as successor to Viatris Gmbh & Co KG) and Xcel Pharmaceuticals, Inc. by which Xcel acquired the rights to retigabine. The provisions of that agreement require milestone payments of $8,000,000 upon acceptance of filing of the NDA and $6,000,000 upon approval of the NDA. We expect to expense the NDA filing milestone in 2008.

Amortization:  Amortization expense was $71,567,000 for the year ended December 31, 2007 compared to $65,276,000 for 2006, an increase of $6,291,000 (10%). The increase was primarily due to amortization of intangibles acquired with the acquisition of the Kinerase product rights and Nabilone in the United Kingdom and Spain, offset in part by a decrease in the amortization of a royalty intangible which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis. We expect this royalty intangible to be fully amortized in June 2008. Additionally, in 2007, we recorded asset impairment charges on a product sold in Spain in the amount of $310,000. In 2006, we recorded asset impairment charges on certain products sold in the Spain in the amount of $1,075,000.

Gain on Litigation Settlement:  Litigation settlements contributed significantly to operating profit in 2006. The recoveries in 2006 included the settlement with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika of $34,000,000 of which $28,000,000 was received in 2006, and the settlement of litigation with a former chief executive officer, Milan Panic relating to Ribapharm bonuses, for which we received $20,000,000 and recorded a gain from litigation of $17,550,000 in 2006.

Restructuring Charges and Asset Impairments:  In 2007 and 2006 we incurred $23,176,000 and $138,181,000, respectively, in restructuring charges relating to severance charges, contract cancellations, and asset impairments.

Restructuring Charge Detail

2007 Restructuring Charges

In 2007 we recorded a restructuring charge of $23,176,000 which consisted of $13,575,000 for the 2006 Restructuring and $9,601,000 for the restructuring program that will be announced in connection with the 2008 Strategic Review.

In December 2007 we signed an agreement with Invida to sell certain subsidiaries and product rights in Asia, in a transaction that includes certain Valeant subsidiaries, branch offices, and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia, and Macau. We closed this transaction March 3, 2008. This transaction also included certain product rights in Japan. In 2007, we recognized $3,968,000 in contract termination and transaction costs as restructuring charges in support of this transaction. The assets related to this transaction were classified as “held for sale” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in December 2007.

2008 Strategic Review and Restructuring: In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities, and acquisition strategy. This 2008 Strategic Review is still underway as of the date of this filing and we expect to describe it in an announcement in late March 2008. We expect the 2008 Strategic Review to lead to significant changes in our business and will include a restructuring program. The charges taken in 2007 for this 2008 restructuring include $957,000 for certain executive severances, $4,676,000 for professional service expenses for management consultants assisting with the Strategic Review, and the $3,968,000 contract termination and transaction costs associated with the sale of our Asia businesses and product rights to Invida.

We expect additional restructuring charges in 2008. We have accounted for severance costs pursuant to SFAS No. 112, Employers’ Accounting for Post-employment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, we have incurred severance obligations of $8,345,000 related to the severance of our former chief executive officer in 2008 that will be recorded in the first quarter of 2008. This severance will include $3,676,000 in cash consideration.

March 2006 — June 2007 Restructuring Charges

On April 3, 2006, we announced a restructuring program to reduce costs and accelerate earnings growth (the “2006 Restructuring”). The 2006 Restructuring was primarily focused on our research and development and manufacturing operations. The objective of this restructuring program as it related to research and development activities was to focus our efforts and expenditures on two late stage projects currently in development. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights outside of the United States and Canada to commercialize the compound being developed in the HIV program upon Ardea’s completion of Phase IIb trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

The objective of the 2006 Restructuring as it related to manufacturing was to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the development of taribavirin. In December 2006, we transferred our former factories in Basel, Switzerland and Puerto Rico to a “held for sale” classification in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In June 2007, we sold these manufacturing facilities and the related inventories to Legacy Pharmaceuticals International for aggregate proceeds of $29,500,000, of which $12,000,000 was received as consideration for inventories sold to Legacy Pharmaceuticals International and $17,500,000 was received as consideration for the manufacturing facilities. The transaction also included transition payment obligations of $6,000,000 to be paid by Valeant to Legacy Pharmaceuticals International over a 24-month period as well as capital expenditure obligations of $650,000 to be incurred by us. The sale of these manufacturing facilities to Legacy Pharmaceuticals International in June 2007 completed the 2006 Restructuring.

The charges in the 2006 Restructuring included impairment charges resulting from the sale of our former headquarters facility, discovery and pre-clinical operations equipment, and our former manufacturing facilities in Puerto Rico and Basel, Switzerland. The restructuring included the reduction of approximately 850 employees, the majority of whom work in the two manufacturing facilities sold to Legacy Pharmaceuticals International. As of December 31, 2007, employee severance costs in the 2006 Restructuring have been recorded for approximately 490 employees and no severance payments have been recorded for the remaining employees who transferred to Legacy Pharmaceuticals International.

The 2006 Restructuring also rationalized selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia, which had previously been managed as a separate business unit, were combined in 2006 with those of other regions.

We recorded a restructuring provision for the 2006 Restructuring of $13,575,000 in 2007, compared with $138,181,000 for 2006. Severance charges recorded as part of this restructuring program were $22,127,000.

Abandoned software and other capital assets included an expense of $20,453,000 in 2006 relating to an Enterprise Resource Planning (ERP) project, which was discontinued in March 2006. It also included $632,000 of cash-related charges.

Restructuring Charge Details (in thousands)

	Year Ended	Year Ended
	December 31,	December 31,	Cumulative
	2007	2006	Total Incurred

2006 Restructuring Program
Employee severances	$5,130	$16,997	$22,127
Contract cancellation and other cash costs	3,115	1,662	4,777

Subtotal: cash charges	8,245	18,659	26,904

Abandoned software and other capital assets	—	22,178	22,178
Write-off of accumulated foreign currency translation adjustments	2,891	—	2,891
Impairment of manufacturing and research facilities	2,439	97,344	99,783

Subtotal: non-cash charges	5,330	119,522	124,852

Total:	$13,575	$138,181	$151,756

Year Ended
December 31,
2007

2008 Restructuring Program
Employee severances	$957
Contract cancellation and other cash costs	8,644

Subtotal: cash charges	9,601

Subtotal: non-cash charges	—

Total:	$9,601

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The $3,979,000 restructuring accrual for the 2006 Restructuring, accrued as of December 31, 2007, relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former manufacturing sites in Basel, Switzerland and Puerto Rico. These payment obligations last until June 30, 2009. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	19,291
Cash paid	(14,075)

Restructuring accrual, December 31, 2006	5,216

Charges to earnings	8,245
Transition and capital expenditure payment obligations	6,813
Cash paid	(16,295)

Restructuring accrual, December 31, 2007	$3,979

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	9,601
Cash paid	(1,080)

Restructuring accrual, December 31, 2007	$8,521

Other Income, Net, Including Translation and Exchange:  Other income, net, including translation and exchange was income of $1,060,000 for the year ended December 31, 2007 compared with income of $1,152,000 for 2006. In both 2007 and 2006 the amounts represent primarily the effects of translation gains and losses in Europe and Latin America. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.

Interest Expense and Income:  Interest income increased $5,182,000 during the year ended December 31, 2007 compared to 2006 due to higher cash balances. Interest expense decreased $848,000 during the year ended December 31, 2007 compared to 2006, due to lower interest rates associated with our variable rate debt.

Income Taxes:  We recorded tax expense of $25,233,000 in 2007 and $34,824,000 in 2006. This occurred primarily because no tax benefits were recorded for the U.S. operating losses. In 2007, income tax expense was also increased by recording valuation allowances of $7,615,000 for foreign deferred tax assets, and it was reduced by $21,521,000 as a result of settling the IRS examination issues for the years ended December 31, 1997 through 2001. In 2007 and 2006, the effective rate was also affected by the pre-tax losses resulting from restructuring, and asset impairment charges in Asia and Puerto Rico of $15,430,000 and $37,223,000, respectively, for which no tax benefit was recorded.

In 2007 and 2006, we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards are offset against U.S. taxable income in future years. In 2007 we also recorded valuation allowances against non-U.S. deferred tax assets. These reserves were recorded since we cannot be certain that sufficient taxable income will be generated to utilize the tax benefits of the losses and credits before they expire. In 2007, the valuation allowance was reduced for amounts that were recorded as uncertain tax positions. As of December 31, 2007 the valuation allowance against deferred tax assets totaled $159,710,000. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate.

Loss from Discontinued Operations:  The loss from discontinued operations was $32,240,000 in 2007 compared to a loss of $751,000 for 2006. The losses in 2007 and 2006 related to our Infergen business. In 2006, the loss related to the Infergen operations of $8,290,000 was offset in part by the reduction of $5,648,000 in an environmental reserve for the discontinued biomedical facility. The cost of goods sold of discontinued operations in 2007 included a technology transfer payment of $5,259,000 made to the future manufacturer of Infergen.

Year Ended December 31, 2006 Compared to 2005

Specialty Pharmaceutical Revenues:  Approximately 55% of our total pharmaceutical revenues resulted from sales of Promoted Products in 2006. Worldwide sales of Promoted Products totaled $427,141,000 in 2006, an increase of $59,056,000 or 16% over 2005. The increased sales in Promoted Products were partially offset by declines in sales of non-promoted products.

In our North America pharmaceuticals segment, revenues for the year ended December 31, 2006 increased $32,051,000 (14%) over 2005. This increase reflects the $14,336,000 increase in Efudex sales, the full year of Xcel products compared with ten months in 2005 and the growth in Cesamet sales in Canada. Efudex sales increases resulted from a combination of factors, including the launch at the end of the year of our generic version of the product, changes in wholesaler buying patterns, and price increases taken earlier in the year. These volume increases were partially offset by volume decreases of non-promoted products. The increase in North American pharmaceutical sales for the year ended December 31, 2006 was due to a 5% percent increase in volume, an 8% increase in price, and a 1% percent positive contribution from the appreciation of the Canadian Dollar.

In our International pharmaceuticals segment, revenues for the year ended December 31, 2006 increased $20,278,000. Sales of Promoted Products in the region totaled $122,769,000 in 2006, an increase of $14,075,000 (13%) over 2005. Revenues from Bedoyecta, which is our highest revenue product in Mexico, were $49,935,000 in 2006, an increase of $3,173,000 (7%) over 2005 reflecting a successful direct-to-consumer marketing campaign. The increases in revenues were partially offset by volume decreases of non-promoted products. On a net basis, the increase in sales in the International segment was primarily impacted by price increases and reduced discounts to wholesalers. International sales in 2006 resulted from an aggregate 10% price increase, a 1% reduction in volume, and a negligible currency impact.

In our EMEA pharmaceuticals segment, revenues for the year ended December 31, 2006 were $277,572,000, a decrease of $2,636,000. The increase in the value of currencies in the region relative to the U.S. Dollar contributed $4,570,000 to revenues in the region in 2006. Sales of Promoted Products in 2006 were $99,948,000 compared to $90,332,000 in 2005 an increase of $9,616,000 (11%). The increases in revenues from higher promoted product sales and stronger European currencies were offset by reductions in sales of non-promoted products. Sales in several European countries were also negatively affected by pricing policies imposed by governmental authorities. EMEA sales in 2006 were impacted by a 2% positive contribution from currency fluctuations, a 3% reduction in volume, and a negligible change in aggregate prices.

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

Gross Profit Margin:  Our gross profit margin was 70% in 2006 and 2005. Gross profit calculations exclude amortization which is discussed below. Consolidated cost of goods sold in 2006 included a provision of $1,256,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

Selling Expenses:  Selling expenses were $244,757,000 for the year ended December 31, 2006 compared to $232,316,000 for 2005, an increase of $12,441,000 (5%). As a percent of product sales, selling expenses were 31% for the year ended December 31, 2006 and 32% for the year ended December 31, 2005. Included in selling expenses for the year ended December 31, 2005 were severance charges of $3,000,000 related to the sales force restructuring in Europe. This increase reflects our increased promotional efforts primarily in North America and Latin America and includes costs related to new product launches and line extensions. Selling expenses in 2006 included a provision of $3,390,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

General and Administrative Expenses:  General and administrative expenses were $114,583,000 for the year ended December 31, 2006 compared to $108,508,000 for 2005, an increase of $6,075,000 (6%). As a percent of product sales, general and administrative expenses were 15% for the years ended December 31, 2006 and December 31, 2005. General and administrative expenses in 2006 included a provision of $13,697,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

Research and Development:  Research and development expenses were $105,442,000 for the year ended December 31, 2006 compared with $114,100,000 for 2005, a reduction of $8,658,000 (8%). The decrease in research and development expenses was primarily attributable to the completion of the VISER Phase III clinical trials for taribavirin, the completion of Phase II clinical trials for pradefovir, and the strategic restructuring announced April 3, 2006. Research and development expenses in 2006 included a $7,000,000 milestone payment related to the development of retigabine. Research and development expenses in 2006 included a provision of $2,505,000 related to employee stock options and purchase programs following the implementation of SFAS 123(R).

Amortization:  Amortization expense was $65,276,000 for the year ended December 31, 2006 compared to $68,832,000 for 2005, a decrease of $3,556,000 (5%). The decrease was primarily due to the decrease in the amortization of a royalty intangible which was acquired in the Ribapharm acquisition and is being amortized on an accelerated basis. Additionally, in 2006, we recorded asset impairment charges on certain products sold in Spain in the amount of $1,075,000. In 2005, we recorded asset impairment charges on certain products primarily sold in the UK, Germany and Spain in the amount of $7,400,000.

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

Acquired In-Process Research and Development (IPR&D):  We did not incur IPR&D charges in 2006. In 2005, we expensed $126,399,000 as IPR&D in connection with the acquisition of Xcel. The amounts expensed as IPR&D represent our estimate of fair value of purchased in-process technology for projects that, as of the acquisition dates, had not yet reached technological feasibility and had no alternative future use.

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

Income Taxes:  Despite reporting losses from continuing operations, we recorded tax expense of $34,824,000 in 2006 and $55,073,000 in 2005. This occurred primarily because no tax benefits are recorded for the U.S. operating losses. In 2006, the effective rate was also affected by the pre-tax losses resulting from restructuring in Puerto Rico of $37,223,000 for which no tax benefit was recorded. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate. In addition, the 2005 Xcel IPR&D charge of $126,399,000 was not deductible for tax purposes, resulting in higher effective tax rates for the year. Tax expense in 2005 was also impacted by a charge of $27,368,000 resulting from an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 and taxes imposed on the repatriation of foreign earnings of $4,500,000.

In 2006 and 2005 we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax losses are offset against U.S. taxable income in future years. The reserve was recorded since we cannot be certain that sufficient U.S. taxable income will be generated to utilize the tax benefits before they expire. As of December 31, 2006 the valuation allowance against deferred tax assets totaled $161,713,000. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective rate.

Loss from Discontinued Operations:  Loss from discontinued operations was $751,000 in 2006 compared to $49,566,000 for the year ended December 31, 2005. The loss in 2006 primarily related to our Infergen operations. In 2006, the loss related to the Infergen operations was offset in part by the reduction in an environmental reserve for the discontinued biomedical facility. The losses in 2005 primarily relate to the charge for acquired in-process research and development related to the Infergen acquisition of $47,200,000.

Liquidity and Capital Resources

Cash and marketable securities totaled $361,487,000 at December 31, 2007 compared to $335,746,000 at December 31, 2006. Working capital (excluding assets held for sale and discontinued operations) was $522,764,000 at December 31, 2007 compared to $464,909,000 at December 31, 2006. The increase in working capital of $57,855,000 was primarily attributable to cash generated from operations and the reduction in income tax liabilities and accrued liabilities, offset in part by the reductions in accounts receivable and inventories.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2008. During the year ended December 31, 2007, cash provided by operating activities in continuing operations totaled $121,870,000, compared with $127,053,000 in 2006. The cash provided by operating activities in continuing operations for 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough and $6,000,000 from the Republic of Serbia. The cash provided by operating activities in continuing operations for 2006 included receipt of $28,000,000 from the Republic of Serbia. The sale of $13,818,000 of inventory in the Basel, Switzerland and Puerto Rico manufacturing plant sales reduced cash provided by operating activities in 2007, as the cash received for this inventory has been reported in cash flows from investing activities.

Cash used in investing activities in continuing operations was $34,207,000 for the year ended December 31, 2007, compared with cash used in investing activities in continuing operations of $34,101,000 in 2006. In 2007, cash used in investing activities consisted primarily of the purchase of investments of $72,518,000, the purchase of product rights for $36,184,000 and capital expenditures of $32,222,000, offset in part by proceeds from the sale of assets of $38,633,000 proceeds from investments of $36,633,000 and proceeds from sale of businesses of $31,451,000. In 2006 cash used in investing activities in continuing operations consisted of $40,968,000 for capital expenditures and $4,568,000 for the acquisition of product rights, offset in part by proceeds from sale of businesses of $10,022,000.

Cash flows used in financing activities in continuing operations was $93,147,000 in the year ended December 31, 2007, compared with $7,885,000 in 2006 and primarily consisted of the repurchase of our common stock for $99,557,000 and payments on long-term debt and notes payable of $10,884,000, offset in part by proceeds from stock option exercises and employee stock purchases of $15,288,000. In 2006, cash flows used in financing activities in continuing operations was $7,885,000 and consisted primarily of $21,552,000 in dividends paid on common stock and $6,563,000 of payments on long-term debt, offset in part by $17,389,000 in proceeds from stock option exercises and employee stock purchases.

In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of our 7.0% Senior Notes due 2011. The interest rate on the swap is variable at six-month LIBOR plus 2.41%. The effect of this transaction was to initially lower our effective interest rate by exchanging fixed rate payments for floating rate payments. On a prospective basis, the effective rate will float and correlate to the variable interest earned on our cash held. At December 31, 2007 the effective rate on the $150,000,000 of debt under the swap agreement was 7.01%. We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contracts. As of December 31, 2007, we have collateral of $5,050,000 included in marketable securities and other assets related to this instrument.

We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through December 31, 2008, and to provide cash needed to fund capital expenditures and our clinical development program. We may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by our operating activities. Our sources of liquidity are our cash and cash equivalent balances and our cash flow from operations.

We did not declare and did not pay dividends in 2007. We declared and paid cash dividends of $0.0775 per share for the first and second quarters of 2006. We also paid cash dividends of $0.0775 per share in the first quarter of 2006 for the dividend declared in the fourth quarter of 2005. There are significant contractual limitations on our ability to pay future dividends under the terms of the indenture governing our 7% senior notes due 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Amounts in thousands)

Long-term debt obligations:
7.0% Senior Notes due 2011	$300,716	$—	$—	$300,716	$—
3.0% Convertible Subordinated
Notes due 2010	240,000	—	240,000	—	—
4.0% Convertible Subordinated
Notes due 2013	240,000	—	—	—	240,000
Interest payments	163,200	37,800	75,600	40,200	9,600
Lease obligations	57,758	9,164	16,561	11,577	20,456

Total cash obligations	$1,001,674	$46,964	$332,161	$352,493	$270,056

We have no material commitments for purchases of property, plant and equipment.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $69,365,000 of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 6 of the consolidated financial statements for a discussion on income taxes.

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

Products in Development

Late Stage Development of New Chemical Entities

Retigabine:  We are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. The results of the key Phase II study indicate that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared to placebo (p<0.001).

Following a Special Protocol Assessment by the FDA, two Phase III trials of retigabine were initiated in 2005. One Phase III trial (RESTORE 1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) was conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase III trial (RESTORE 2) is being conducted at approximately 70 sites, mainly in Europe. The first patient in the RESTORE 1 trial was enrolled in September 2005. We completed the enrollment of patients in RESTORE 1 and RESTORE 2 in July 2007 and November 2007, respectively.

We announced clinical data results for RESTORE 1 on February 12, 2008. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs (AEDs). Retigabine demonstrated statistically significant results on the primary efficacy endpoints important for regulatory review by both the US Food and Drug Administration (FDA) and the European Medicines Evaluation Agency (EMEA).

The intent-to-treat (ITT) median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 44.3% (n=151) and 17.5% (n=150) for the retigabine arm and placebo arm of the trial, respectively. The responder rate, defined as ≥ 50% reduction in 28-day total partial seizure frequency during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 55.5% (n=119) and 22.6% (n=137) for the retigabine arm and the placebo arm of the trial, respectively.

RETIGABINE: SUMMARY RESTORE 1 EFFICACY DATA

	RTG 1200 mg		Placebo

Median reduction in 28-day total partial seizure frequency* (ITT)	44.3	%†	17.5%
	n=151		n=150
Median reduction in 28-day total partial seizure frequency during Maintenance Phase	54.5	%†	18.9%
	n=119		n=137
Responder Rate‡ (ITT)	45.0	%†	18.0%
	n=151		n=150
Responder Rate during Maintenance Phase**	55.5	%†	22.6%
	n=119		n=137

ITT population defined as all subjects taking at least 1 dose of study medication and having at least 1 efficacy assessment

*	FDA endpoint

**	Endpoint per EU Committee for Human Medicinal Products (CHMP)

†	p <0.0001 compared to placebo

‡	Responder Rate defined as ≥ 50% reduction in 28-day total partial seizure frequency

During RESTORE 1, 26.8% of patients in the retigabine arm and 8.6% of patients in the placebo arm withdrew due to adverse events. The most common side effects associated with retigabine in RESTORE 1 included dizziness, somnolence, fatigue, confusion, dysarthria (a speech disorder), ataxia (loss of muscle coordination), blurred vision, tremor, and nausea. We plan to present comprehensive efficacy and safety results from RESTORE 1 at upcoming scientific meetings in the United States and the European Union.

Assuming successful completion of the Phase III trials and regulatory approval, we hope to launch retigabine in the first market by the end of 2009. We may seek a partner to share the investment and risk in the development of retigabine. External research and development expenses for retigabine were $43,650,000 and $27,391,000 in 2007 and 2006, respectively. A number of standard supportive Phase I trials necessary for successful registration of retigabine started in 2007. In March 2007 we initiated development of a modified release formulation of retigabine. In addition, in April 2007 we filed an IND for the treatment of post herpetic neuralgia, a common form of neuropathic pain. Following review, the FDA has allowed Valeant to proceed with this Phase IIa clinical trial and we began enrolling patients in November 2007.

Our rights to retigabine are subject to the Asset Purchase Agreement between Meda Pharma Gmbh & Co KG (as successor to Viatris Gmbh & Co KG) and Xcel Pharmaceuticals, Inc. by which Xcel acquired the rights to retigabine. The provisions of that agreement require milestone payments of $8,000,000 upon acceptance of filing of the NDA and $6,000,000 upon approval of the NDA. We expect to expense the NDA filing milestone in 2008. In addition, earn out payments are due to Meda on sales of retigabine. Depending on geographic market and the presence or absence of competitive products containing retigabine, royalty rates vary but are in all cases less than 10%. In the event that we enter into arrangements whereby we receive milestone or other payments from partners regarding retigabine, we may also be liable to Meda for as much as $5,250,000.

Taribavirin:  Taribavirin (formerly referred to as Viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing taribavirin in oral form for the treatment of hepatitis C.

Preclinical studies indicated that taribavirin, a prodrug of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In 2006, we reported the results of two pivotal Phase III trials for taribavirin. The VISER (Viramidine Safety and Efficacy Versus Ribavirin) trials included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response, SVR). The results of the VISER trials met the safety endpoint but did not meet the efficacy endpoint.

The studies demonstrated that 38-40% of patients treated with taribavirin achieved SVR and that the drug has a safety advantage over ribavirin, but that it was not comparable to ribavirin in efficacy at the doses studied. We believe that the results of the studies were significantly impacted by the dosing methodology which employed a fixed dose of taribavirin for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results leads us to believe that the dosage of taribavirin, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. Additionally we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives.

Based on our analysis, we initiated a Phase IIb study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon, as compared with ribavirin in combination with pegylated interferon. In the VISER program, taribavirin was administered in a fixed dose of 600 mg BID (approximately equivalent to 13-18 mg/kg).

On March 17, 2008 we reported the results of the 12-week analysis of the taribavirin Phase IIb study. The Phase IIb study is a U.S. multi-center, randomized, parallel, open-label study in 278 treatment naïve, genotype 1 patients evaluating taribavirin at 20 mg/kg, 25 mg/kg, and 30 mg/kg per day in combination with pegylated interferon alfa-2b. The control group is being administered weight-based dosed ribavirin (800/1,000/1,200/1,400 mg daily) and pegylated interferon alfa-2b. Overall treatment duration will be 48-weeks with a post-treatment follow-up period of 24-weeks. The primary endpoints for this study are viral load reduction at treatment week 12 and anemia rates throughout the study. The 12-week early viral response (EVR) data from the Phase IIb study showed comparable reductions in viral load for weight-based doses of taribavirin and ribavirin. The anemia rate was statistically significantly lower for patients receiving taribavirin in the 20mg/kg and 25mg/kg arms versus the ribavirin control arm.

Key Efficacy and Safety Data Table at Treatment Week 12 (ITT Population)

	TBV 20mg/kg	TBV 25 mg/kg	TBV 30 mg/kg	RBV 800-1400mg
	n = 67	n = 70	n = 68	n = 70
Responders*	43 (64.2)%	40 (57.1)%	37 (54.4)%	36 (51.4)%
Undetectable**	28 (41.8)%	29 (41.4)%	17 (25.0)%	22 (31.4)%
Anemia rate***	6 (9.0)%	5 (7.1)%	10 (14.7)%	17 (24.3)%

*	HCV RNA undetectable (less than 100 copies per mL) or ≥ 2-log decrease in viral load using the NGI SuperQuant Assay

**	HCV RNA less than 100 copies per mL

***	Anemia rate defined as percentage of patients with Hgb level < 10 g/dL. p=0.022 for 20mg/kg and p=0.009 for 25mg/kg.

The most common adverse events were fatigue, nausea, flu-like symptoms, headache and diarrhea. The incidence rates among treatment arms were generally comparable except with respect to diarrhea, where diarrhea was approximately twice as common in taribavirin patients as ribavirin patients. However, the diarrhea was not treatment limiting for taribavirin or ribavirin patients.

The timeline and path to regulatory approval of taribavirin remains uncertain at this time. We are using the Phase IIb data to explore the options for the continued role of taribavirin in our portfolio, including consideration of partnering opportunities. Our external research and development expenses for taribavirin were $8,115,000 and $16,133,000 for 2007 and 2006, respectively

Other Development Activities

Diastat Intranasal:  Our product Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. In order to improve the convenience of this product, we have initiated the development of an intranasal delivery of diazepam. Our external research and development expenses for Diastat Intranasal were $1,425,000 and $70,000 for 2007 and 2006, respectively.

Foreign Operations

Approximately 74% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2007 and 2006 were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad. See Item 1A. Risk Factors.

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

Recent Accounting Pronouncements

FIN 48.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon final settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

FIN 48 became effective for Valeant as of January 1, 2007. The change in net assets as a result of applying this pronouncement was recorded as a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. As a result of the adoption of FIN 48, we recognized an increase of $1,560,000 to the beginning balance of accumulated deficit on the balance sheet.

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

SFAS No. 158.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which became effective for Valeant as of December 31, 2006. SFAS No. 158 requires companies to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or liability on the balance sheet. Valeant does not have defined benefit postretirement plans for its U.S. operations but does maintain such plans for certain of its foreign operations. SFAS No. 158 also prescribes that, by December 31, 2008, the measurement date of a plan to be the date of its year-end balance sheet, which is the measurement date Valeant already uses for most its plans. The impact of adopting FAS 158 resulted in an increase in pension related assets and an increase in other comprehensive income of approximately $643,000. In addition, we have disclosed additional information about certain effects on net periodic benefit cost for 2008.

SFAS 159.  In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS 159) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used in future research and development activities be deferred and capitalized until the related service is performed or the goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141(R) expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. When implemented, SFAS 141(R) will require that any reduction to a valuation allowance established in purchase accounting will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

Critical Accounting Estimates

The consolidated financial statements appearing elsewhere in this document have been prepared in conformity with accounting principles generally recognized in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to product returns, rebates, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are estimated and recorded at the time of sale. Allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. Sales revenue in certain countries is recognized on a consignment or cash basis.

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

Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 5% of product sales. Sales revenue in certain countries is recognized on a consignment or cash basis. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid and contract rebates are most at-risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement. This interval can range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.

We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs.

We use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. For the years ended December 31, 2007 and 2006, the provision for sales returns was less than 3% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

We earn ribavirin royalties as a result of sales of products by Schering-Plough. Ribavirin royalties are earned at the time the products subject to the royalty are sold by the third party and are reduced by an estimate for discounts and rebates that will be paid in subsequent periods for those products sold during the current period. We rely on a limited amount of financial information provided by Schering-Plough to estimate the amounts due to us under the royalty agreements.

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

Valuation of Intangible Assets

We periodically review intangible assets for impairment using an undiscounted net cash flows approach. We determine whether there has been impairment by comparing the anticipated undiscounted future operating cash flows of the products associated with the intangible asset with its carrying value. If the undiscounted operating cash flows are less than the carrying value, the amount of the asset impairment, if any, will be determined by comparing the value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis.

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

In 2007, we capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for

Internal Use. Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization began in certain countries when portions of the project were completed, were ready for their intended purpose and were placed in service. Training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

Purchase Price Allocation Including Acquired In-Process Research and Development

The purchase prices for the Xcel, Amarin and Ribapharm acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

We value IPR&D acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amounts expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair values were based on our use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rates that will apply to the expected cash flows. These cash flows were then discounted to a present value using discount rates between 15% and 20%. The discount rates represent our weighted average cost of capital for each of the acquisitions. In addition, solely for the purposes of estimating the fair value of IPR&D projects acquired, we estimated that future clinical development costs would be incurred in the amount of $50,000,000 for retigabine (acquired from Xcel). See Note 4 of notes to consolidated financial statements for a discussion of acquisitions.

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

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 16 of notes to consolidated financial statements for a discussion of contingencies.

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

The Internal Revenue Service has completed an examination of our U.S. income tax returns for the years 2002 through 2004 and has proposed adjustments to our tax liabilities for those years, plus penalties. While we have written a formal protest in response to the proposed adjustments, additional unrecognized tax benefits of $69,897,000 ($41,751,000 of which are temporary differences) were identified related to issues arising during this examination. Of these amounts, $19,005,000 was recorded as an addition to non-current liability for uncertain tax positions. Deferred tax assets were increased by $16,403,000, and $2,602,000 was recorded as income tax expense. All other unrecognized tax benefit amounts arose in years in which we generated a tax loss and are offset by the valuation allowance.

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

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Polish Zloty, the Mexican Peso, the Swiss Franc and the Canadian Dollar. During 2007, we entered into various forward currency contracts to a) reduce our exposure to forecasted 2008 Euro and Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, c) reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations and d) reduce our Canadian subsidiary’s exposure to its investment in U.S. Dollar denominated securities. In sum, as a result of these activities, an unrealized gain of $1,206,000 was recorded in the financial statements at December 31, 2007. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At December 31, 2007, the fair value of our financial instruments was (in thousands):

	Derivatives and Hedging Activity
	December 31, 2007		December 31, 2006
		Gain/(Loss)		Gain/(Loss)
		Amount Held in		Amount Held in
	Notional	OCI or	Notional	OCI or
Description	Amount	Recognized	Amount	Recognized

Undesignated Hedges	$78,595	$834	$14,605	$(71)
Net Investment Hedges	$35,000	$(441)	$74,205	$963
Cash Flow Hedges	$17,788	$323	$10,479	$(106)
Fair Value Hedges	$26,000	$490	$0	$0
Interest Rate Swap	$150,000	$715	$150,000	$(4,318)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. At December 31, 2007 we had $181,000 of foreign denominated variable rate debt that would subject us to both interest rate and currency risks. In 2004 we entered into an interest rate swap agreement with respect to $150,000,000 principal amount of our 7.0% Senior Notes. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2006 pretax earnings. In addition, we had $780,000,000 of fixed rate debt as of December 31, 2007 that requires U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data

Following is a summary of quarterly financial data for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)
	(Unaudited)

2007
Revenues(a)	$204,403	$220,542	$207,054	$240,223
Gross profit on product sales (excluding amortization)	121,032	143,973	135,112	152,559
Income (loss) from continuing operations(b)	13,523	21,880	(2,277)	(7,072)
Loss from discontinued operations, net(c)	(4,200)	(4,966)	(9,813)	(13,261)
Net income (loss)	9,323	16,914	(12,090)	(20,333)
Basic earnings (loss) per share from continuing operations	$0.14	$0.23	$(0.02)	$(0.08)
Discontinued operations, net of tax	(0.04)	(0.05)	(0.11)	(0.14)
Basic earnings (loss) per share — net income (loss)	$0.10	$0.18	$(0.13)	$(0.22)
Diluted earnings (loss) per share from continuing operations	$0.14	$0.23	$(0.02)	$(0.08)
Discontinued operations, net of tax	(0.04)	(0.05)	(0.11)	(0.14)
Diluted earnings (loss) per share — net income (loss)	$0.10	$0.18	$(0.13)	$(0.22)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
	(Unaudited)

2006
Revenues	$185,545	$218,820	$210,230	$248,209
Gross profit on product sales (excluding amortization)	113,041	135,120	131,936	163,324
Income (loss) from continuing operations(d)(e)	(7,415)	(40,949)	7,533	(15,986)
Income (loss) from discontinued operations, net(c)	1,269	(1,176)	6,004	(6,848)
Net Income (loss)	(6,146)	(42,125)	13,537	(22,834)
Basic earnings (loss) per share from continuing operations	$(0.08)	$(0.44)	$0.08	$(0.17)
Discontinued operations, net of tax	0.01	(0.01)	0.07	(0.07)
Basic earnings (loss) per share — net income (loss)	$(0.07)	$(0.45)	$0.15	$(0.24)
Diluted earnings (loss) per share from continuing operations	$(0.08)	$(0.44)	$0.08	$(0.17)
Discontinued operations, net of tax	0.01	(0.01)	0.06	(0.07)
Diluted earnings (loss) per share — net income (loss)	$(0.07)	$(0.45)	$0.14	$(0.24)

(a)	In the first quarter of 2007, we recorded alliance revenue of $36,470,000, of which $19,200,000 related to the licensing of pradefovir to Schering-Plough.

(b)	In the first and second quarters of 2007, we incurred expenses of $7,238,000 and $6,337,000, respectively, relating to our restructuring program. These restructuring charges included employee severance costs (493 employees), professional service fees, contract cancellation costs, accumulated foreign currency translation adjustments, and asset impairment charges. We did not incur a restructuring expense in the third quarter of 2007. In the fourth quarter of 2007 we incurred expenses related to the 2008 Strategic Review, comprising

$957,000 for executive severances, $4,676,000 for professional service expenses for management consultants assisting with the Strategic Review, and the $3,968,000 contract termination and transaction costs associated with the sale of our Asia businesses.

(c)	Discontinued operations in 2007 and 2006 related primarily to our Infergen operations. In the third quarter of 2006, income from discontinued operations benefited from the release of $5,648,000 of a reserve for environmental remediation

(d)	In the first quarter of 2006, we recorded a gain on litigation settlement from litigation with the Republic of Serbia of $34,000,000 relating to the ownership and operations of a joint venture we formerly participated in known as Galenika. In the third quarter of 2006, we recorded a gain on litigation settlement from litigation with a former Chief Executive Officer, Milan Panic of $17,550,000 relating to Ribapharm bonuses.

(e)	In the first, second, third and fourth quarters of 2006, we incurred expenses of $26,466,000, $53,083,000, $17,138,000 and $41,494,000 respectively relating to a restructuring program undertaken to reduce costs and accelerate earnings growth, focused on our research and development and manufacturing operations, but also reducing selling, general and administrative expenses. The expense included employee severance costs (259 employees), abandoned software and other capital assets, asset impairment charges relating to writing down fixed assets at two manufacturing facilities and our former headquarters facility to fair value and contract cancellation and other cash charges.

Below is a summary of the summarized quarterly financial data as reported and as affected by the restatement for our fiscal quarters ended March 31, June 30, September 30, 2007 and 2006, and December 31, 2006 (in thousands, except for per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,
	2007	2007	2007
	(Unaudited)

Revenues
As previously reported	$204,392	$221,654	$208,623
As restated	204,403	220,542	207,054
Gross profit on product sales (excluding amortization)
As previously reported	119,094	143,471	135,512
As restated	121,032	143,973	135,112
Income (loss) from continuing operations
As previously reported	12,768	21,416	(2,206)
As restated	13,523	21,880	(2,277)
Net income (loss)
As previously reported	8,568	16,450	(12,019)
As restated	9,323	16,914	(12,090)
Basic earnings (loss) per share from continuing operations
As previously reported	0.13	0.23	(0.02)
As restated	0.14	0.23	(0.02)
Basic loss per share from discontinued operations
As previously reported	(0.04)	(0.06)	(0.11)
As restated	(0.04)	(0.05)	(0.11)
Basic earnings (loss) per share — net income (loss)
As previously reported	0.09	0.17	(0.13)
As restated	0.10	0.18	(0.13)
Diluted earnings (loss) per share from continuing operations
As previously reported	0.13	0.22	(0.02)
As restated	0.14	0.23	(0.02)
Diluted loss per share from discontinued operations
As previously reported	(0.04)	(0.05)	(0.11)
As restated	(0.04)	(0.05)	(0.11)
Diluted earnings (loss) per share — net income (loss)
As previously reported	0.09	0.17	(0.13)
As restated	0.10	0.18	(0.13)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Unaudited)

Revenues
As previously reported	$185,786	$219,083	$210,840	$248,812
As restated	185,545	218,820	210,230	248,209
Gross profit on product sales (excluding amortization)
As previously reported	113,282	135,383	132,546	163,927
As restated	113,041	135,120	131,936	163,324
Income (loss) from continuing operations
As previously reported	(7,240)	(41,343)	7,704	(14,935)
As restated	(7,415)	(40,949)	7,533	(15,986)
Net income (loss)
As previously reported	(5,971)	(42,519)	13,708	(21,783)
As restated	(6,146)	(42,125)	13,537	(22,834)
Basic earnings (loss) per share from continuing operations
As previously reported	(0.08)	(0.45)	0.08	(0.16)
As restated	(0.08)	(0.44)	0.08	(0.17)
Basic earnings (loss) per share from discontinued operations
As previously reported	0.02	(0.01)	0.07	(0.07)
As restated	0.01	(0.01)	0.07	(0.07)
Basic earnings (loss) per share — net income (loss)
As previously reported	(0.06)	(0.46)	0.15	(0.23)
As restated	(0.07)	(0.45)	0.15	(0.24)
Diluted earnings (loss) per share from continuing operations
As previously reported	(0.08)	(0.45)	0.08	(0.16)
As restated	(0.08)	(0.44)	0.08	(0.17)
Diluted earnings (loss) per share from discontinued operations
As previously reported	0.02	(0.01)	0.06	(0.07)
As restated	0.01	(0.01)	0.06	(0.07)
Diluted earnings (loss) per share — net income (loss)
As previously reported	(0.06)	(0.46)	0.14	(0.23)
As restated	(0.07)	(0.45)	0.14	(0.24)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

December 31, 2007

The other schedules have not been submitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Valeant Pharmaceuticals International:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the complement of personnel in the Company’s foreign locations existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and the financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for stock-based compensation in 2006.

As disclosed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.

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

/s/  PricewaterhouseCoopers LLP

Orange County, California
March 17, 2008

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
December 31,

	2007	2006
		(Restated)(1)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$309,365	$325,376
Marketable securities	52,122	10,370
Accounts receivable, net	191,796	227,151
Inventories, net	115,177	130,747
Assets held for sale and assets of discontinued operations	66,247	124,821
Prepaid expenses and other current assets	21,713	16,398
Current deferred tax assets, net	11,819	8,550
Income taxes	26,433	2,526

Total current assets	794,672	845,939
Property, plant and equipment, net	116,376	94,121
Deferred tax assets, net	65,950	21,218
Goodwill	80,346	75,346
Intangible assets, net	401,575	414,915
Other assets	35,343	53,927
Assets of discontinued operations	—	226

Total non-current assets	699,590	659,753

	$1,494,262	$1,505,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$49,203	$60,621
Accrued liabilities	139,754	146,705
Notes payable and current portion of long-term debt	1,655	9,237
Income taxes	10,239	39,646
Liabilities held for sale and liabilities of discontinued operations	4,194	—
Current liabilities for uncertain tax positions	616	—

Total current liabilities	205,661	256,209
Long-term debt, less current portion	782,552	778,196
Deferred tax liabilities, net	5,337	3,705
Liabilities for uncertain tax positions	68,749	—
Other liabilities	17,860	24,506
Liabilities of discontinued operations	—	12,686

Total non-current liabilities	874,498	819,093

Total liabilities	1,080,159	1,075,302

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 89,286 (December 31, 2007) and 94,416 (December 31, 2006) shares outstanding (after deducting shares in treasury of 7,585 as of December 31, 2007 and 1,094 as of December 31, 2006)	893	944
Additional capital	1,192,559	1,263,318
Accumulated deficit	(859,559)	(851,812)
Accumulated other comprehensive income	80,210	17,940

Total stockholders’ equity	414,103	430,390

	$1,494,262	$1,505,692

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2007	2006	2005
		(Restated)(1)	(Restated)(1)
	(In thousands except per share data)

Revenues:
Product sales	$785,770	$781,562	$731,869
Alliance revenue (including ribavirin royalties)	86,452	81,242	91,646

Total revenues	872,222	862,804	823,515

Costs and expenses:
Cost of goods sold (excluding amortization)	233,094	238,141	222,358
Selling expenses	259,324	244,757	232,316
General and administrative expenses	111,721	114,583	108,508
Research and development costs	98,025	105,442	114,100
Acquired in-process research and development	—	—	126,399
Gain on litigation settlements	—	(51,550)	—
Restructuring charges and asset impairment	23,176	138,181	1,253
Amortization expense	71,567	65,276	68,832

Total costs and expenses	796,907	854,830	873,766

Income (loss) from operations	75,315	7,974	(50,251)
Other income (loss), net including translation and exchange	1,060	1,152	(6,358)
Interest income	17,792	12,610	13,169
Interest expense	(42,878)	(43,726)	(40,326)

Income (loss) from continuing operations before income taxes and minority interest	51,289	(21,990)	(83,766)
Provision for income taxes	25,233	34,824	55,073
Minority interest, net	2	3	287

Income (loss) from continuing operations	26,054	(56,817)	(139,126)
Loss from discontinued operations	(32,240)	(751)	(49,566)

Net loss	$(6,186)	$(57,568)	$(188,692)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.61)	$(1.52)
Loss from discontinued operations	(0.35)	(0.01)	(0.54)

Basic loss per share:	$(0.07)	$(0.62)	$(2.06)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.61)	$(1.52)
Loss from discontinued operations	(0.35)	(0.01)	(0.54)

Diluted loss per share:	$(0.07)	$(0.62)	$(2.06)

Shares used in per share computations — basic	93,029	93,387	91,797

Shares used in per share computation — diluted	93,976	93,387	91,797

Dividends paid per share of common stock	$—	$0.24	$0.31

Dividends declared per share of common stock	$—	$0.24	$0.23

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006, and 2005

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(As restated)(1)
	(In thousands)

Balance at December 31, 2004, as previously reported	84,219	$842	$1,024,776	$(560,722)	$4,711	$469,607
Effect of restatement (See Note 2)	—	—	—	(1,793)	3,724	1,931

Balance at December 31, 2004	84,219	842	1,024,776	(562,515)	8,435	471,538
Comprehensive income:
Net loss	—	—	—	(188,692)	—	(188,692)
Foreign currency translation adjustments	—	—	—	—	(30,383)	(30,383)
Unrealized gain on marketable equity securities and other	—	—	—	—	4,363	4,363

Total comprehensive loss						(214,712)
Exercise of stock options	161	2	2,146	—	—	2,148
Employee stock purchase plan	100	1	1,643	—	—	1,644
Common stock offering	8,280	83	188,947	—	—	189,030
Stock option compensation expense		—	1,192	—	—	1,192
Stock compensation	—	—	2,139	—	—	2,139
Tax effect on stock options exercised, net		—	4,064	—	—	4,064
Dividends	—	—	—	(21,485)	—	(21,485)

Balance at December 31, 2005	92,760	928	1,224,907	(772,692)	(17,585)	435,558
Comprehensive income:
Net loss	—	—	—	(57,568)	—	(57,568)
Foreign currency translation adjustments	—	—	—	—	39,692	39,692
Unrealized loss on marketable equity securities and other	—	—	—	—	(4,810)	(4,810)

Total comprehensive loss						(22,686)
Net effect of adopting new accounting standard for pensions	—	—	—	—	643	643
Exercise of stock options	1,592	16	16,435	—	—	16,451
Employee stock purchase plan	64	—	938	—	—	938
Stock compensation expense	—	—	20,848	—	—	20,848
Stock compensation in discontinued operations	—	—	190	—	—	190
Dividends	—	—	—	(21,552)	—	(21,552)

Balance at December 31, 2006	94,416	944	1,263,318	(851,812)	17,940	430,390
Comprehensive income:
Net loss	—	—	—	(6,186)	—	(6,186)
Foreign currency translation adjustments	—	—	—	—	60,117	60,117
Pension liability adjustment					(4,471)	(4,471)
Unrealized gain on marketable equity securities and other	—	—			6,624	6,624

Total comprehensive income						56,084
Exercise of stock options	1,283	12	14,417	—	—	14,429
Employee stock purchase plan	78	2	857	—	—	859
Share repurchase	(6,491)	(65)	(99,492)	—	—	(99,557)
Stock compensation expense	—	—	13,220	—	—	13,220
Stock compensation in discontinued operations	—	—	239	—	—	239
Net effect of adopting new accounting standard for uncertain tax positions	—	—	—	(1,561)	—	(1,561)

Balance at December 31, 2007	89,286	$893	$1,192,559	$(859,559)	$80,210	$414,103

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2007	2006	2005
		(Restated)(1)	(Restated)(1)
	(In thousands)

Cash flows from operating activities:
Net loss	$(6,186)	$(57,568)	$(188,692)
Loss from discontinued operations	(32,240)	(751)	(49,566)

Income (loss) from continuing operations	26,054	(56,817)	(139,126)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	87,968	85,593	97,351
Provision for losses on accounts receivable and inventory	18,274	14,071	10,744
Stock compensation expense	13,220	20,848	3,331
Translation and exchange (gains) losses, net	(1,060)	(1,152)	6,358
Impairment charges and other non-cash items	6,744	122,171	2,969
Acquired in-process research and development	—	—	126,399
Deferred income taxes	21,404	3,356	(33,913)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	31,801	(27,778)	(14,774)
Inventories	(732)	(5,598)	(30,141)
Prepaid expenses and other assets	(8,517)	(2,232)	(3,762)
Trade payables and accrued liabilities	(17,996)	(13,051)	8,132
Income taxes	(50,769)	(11,991)	27,559
Other liabilities	(4,521)	(367)	3,918

Cash flow from operating activities in continuing operations	121,870	127,053	65,045
Cash flow from operating activities in discontinued operations	(29,349)	(1,992)	(587)

Net cash provided by operating activities	92,521	125,061	64,458

Cash flows from investing activities:
Capital expenditures	(32,222)	(40,968)	(45,525)
Proceeds from sale of assets	38,633	10,022	7,252
Proceeds from sale of businesses	31,451	—	—
Proceeds from investments	36,633	27,913	533,307
Purchase of investments	(72,518)	(26,500)	(305,300)
Acquisition of businesses, license rights and product lines	(36,184)	(4,568)	(293,090)

Cash flow from investing activities in continuing operations	(34,207)	(34,101)	(103,356)
Cash flow from investing activities in discontinued operations	(5,135)	1,948	(114,994)

Net cash provided by (used in) investing activities	(39,342)	(32,153)	(218,350)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(10,884)	(6,563)	(1,114)
Proceeds capitalized lease financing, long-term debt, and notes payable	2,006	2,841	802
Stock option exercises and employee stock purchases	15,288	17,389	3,792
Proceeds from sales of stock (purchase of treasury stock)	(99,557)	—	189,030
Dividends paid	—	(21,552)	(27,966)

Cash flow from financing activities in continuing operations	(93,147)	(7,885)	164,544
Cash flow from financing activities in discontinued operations	(170)	1,075	—

Net cash used in financing activities	(93,317)	(6,810)	164,544

Effect of exchange rate changes on cash and cash equivalents	23,924	15,140	(8,383)

Net increase (decrease) in cash and cash equivalents	(16,214)	101,238	2,269
Cash and cash equivalents at beginning of period	325,579	224,341	222,072

Cash and cash equivalents at end of period	309,365	325,579	224,341
Cash and cash equivalents classified as part of discontinued operations	—	(203)	(47)

Cash and cash equivalents of continuing operations	$309,365	$325,376	$224,294

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

In these financial statements and this annual report, “we”, “us” and “our” refers to Valeant Pharmaceuticals International (“Valeant”) and its subsidiaries.

Organization:  We are an international specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”).

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Valeant, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. Minority interest in results of operations of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of these consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

Cash and Cash Equivalents:  Cash equivalents include short-term commercial paper, time deposits and money market funds which, at the time of purchase, have maturities of three months or less. For purposes of the consolidated statements of cash flows, we consider highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these investments.

Marketable Securities:  Investments in marketable securities are categorized as either being expected to be held-to-maturity or available-for-sale. Marketable securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. Investments categorized as available-for-sale are marked to market based on quoted market values of the securities, with the resulting adjustments, net of deferred taxes, reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. As of December 31, 2007 and 2006, the fair value of our marketable securities approximated cost.

Allowance for Doubtful Accounts:  We evaluate the collectibility of accounts receivable on a regular basis. The allowance is based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect our future collections experience.

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

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. We primarily use the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings are depreciated up to 40 years, machinery and equipment are depreciated from 3-11 years, furniture and fixtures from 5-10 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. We follow the policy of capitalizing expenditures that materially increase the lives of the related assets and charge maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. From time to time, if there is an indication of possible asset impairment, we evaluate the carrying value of property, plant and equipment. We determine if there has been asset impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the asset impairment, if any, is determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, appraisals or preliminary offers from prospective buyers. In the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2007, 2006 and 2005, we recorded asset impairment charges of $2,439,000, $97,344,000 and $2,322,000 respectively, on certain of our fixed assets. See Note 3.

Capitalized Software Costs:  In 2007, we capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization began in certain countries when portions of the project were completed, were ready for their intended purpose and were placed in service. Training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

Acquired In-Process Research and Development:  We charge the costs associated with acquired in-process research and development (“IPR&D”) to expense. These amounts represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The estimation of fair value requires significant judgment. Differences in those judgments would have the impact of changing our allocation of purchase price to goodwill, which is an intangible asset that is not amortized. We incurred an IPR&D expense of $126,399,000 related to the acquisition of Xcel in 2005.

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

We amortize the license rights for ribavirin on an accelerated basis because of the significant decline in royalties which started in 2003 upon the expiration of a U.S. patent; amortization is scheduled to be completed in June 2008.

Intangible assets are tested for impairment when possible indicators of impairment are identified. We recorded asset impairment charges for intangible assets of $310,000, $1,075,000, and $7,417,000 in 2007, 2006, and 2005 respectively. The charges in 2007 and 2006 related to two products in Spain. The charge in 2005 primarily related to products sold in the United Kingdom, Germany and Spain which experienced revenue declines in recent years. We evaluate intangible assets by comparing the carrying value of each intangible asset to the related undiscounted future cash flows. If the carrying value exceeds the undiscounted cash flows, the amount of the asset impairment is determined by comparing the carrying value to its fair value, as determined using discounted cash flows analysis.

Revenue Recognition:  We recognize revenues from product sales when title and risk of ownership transfers to the customer and all required elements as described in SEC Staff Accounting Bulletin No. 104 have been addressed. We record revenues net of provisions for rebates, discounts and returns, which are established at the time

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our reserve for rebates, product returns and allowances is included in accrued liabilities and was $54,846,000 and $51,324,000 at December 31, 2007 and 2006, respectively.

We earn ribavirin royalties as a result of our license of product rights and technologies to Schering-Plough. Ribavirin royalties are earned at the time the products subject to the royalty are sold by Schering-Plough. We rely on a limited amount of financial information provided by Schering-Plough to estimate the amounts due to us under the royalty agreements.

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

Income Taxes:  Income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires that we recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established, when necessary, to reduce our deferred tax assets. In estimating the future tax consequences of any transaction, we consider all expected future events under presently existing tax laws and rates.

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

Comprehensive Income:  We have adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income as of December 31, 2007 consisted of accumulated foreign currency adjustments of $85,772,000, unrealized loss on marketable equity securities and other of ($1,735,000) and net pension liabilities of ($3,827,000).

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to common stockholders in these computations to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

Stock-Based Compensation:  We adopted SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires companies to recognize compensation expense for the fair value of all share based incentive programs including employee stock options and our employee stock purchase plan. We adopted SFAS 123(R) on the modified prospective basis prescribed therein and have not restated prior period financial statements for this new accounting method.

Prior to the adoption of SFAS 123(R) in 2006, we followed APB 25 to account for employee stock options. Under APB 25, compensation expense was recognized in the amount of the intrinsic value of the option on the date of grant over the vesting period of the option. Intrinsic value is the amount that the exercise price of a stock option is less than the market price of the underlying stock. Prior to the adoption of SFAS 123(R) we also applied the disclosure provisions of SFAS 123 which illustrate, on a pro forma basis, the effect on our reported earnings as if we recorded stock compensation expense based on the fair value of stock options.

In order to estimate the fair value of stock options under the provisions of SFAS 123 and SFAS 123(R) we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which, unlike employee stock options, have no vesting restrictions and are fully transferable. Option valuation models such as Black-Scholes require the input of subjective assumptions which can vary over time. Additional information about our stock incentive programs and the assumptions used in determining the fair value of stock options are contained in Note 15.

Stock compensation expense was $13,220,000, $20,848,000 and $3,331,000 in 2007, 2006 and 2005, respectively.

The following pro forma net loss and loss per share was determined as if we had accounted for employee stock options and stock issued under our employee stock plans under the fair value method prescribed by SFAS 123(R) in 2005. Since we have recorded valuation allowances for U.S. tax benefits, no tax benefits have been attributed to the additional compensation expense (in thousands, except per share amounts).

2005

Net loss as reported (restated)	$(188,692)
Stock compensation expense recorded at intrinsic value for stock incentive plans	3,331
Stock compensation expense determined under fair value based method for stock incentive plans	(19,642)

Pro forma net loss	$(205,003)

Net loss per share:
Basic and diluted — as reported	$(2.06)

Basic and diluted — pro forma	$(2.23)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

FIN 48.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon final settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

FIN 48 became effective for Valeant as of January 1, 2007. The change in net assets as a result of applying this pronouncement was recorded as a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. As a result of the adoption of FIN 48, we recognized an increase of $1,561,000 to the beginning balance of accumulated deficit on the balance sheet.

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

SFAS No. 158.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which became effective for Valeant as of December 31, 2006. SFAS No. 158 requires companies to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or liability on the balance sheet. Valeant does not have defined benefit postretirement plans for its U.S. operations but does maintain such plans for certain of its foreign operations. SFAS No. 158 also prescribes that, by December 31, 2008, the measurement date of a plan to be the date of its year-end balance sheet, which is the measurement date Valeant already uses for most its plans. The impact of adopting FAS 158 resulted in an increase in pension related assets and an increase in other comprehensive income of approximately $643,000. In addition, we have disclosed additional information about certain effects on net periodic benefit cost for 2008.

SFAS 159.  In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS 159) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used in future research and development activities be deferred and capitalized until the related service is performed or the goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141(R) expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. When implemented, SFAS 141(R) will require that any reduction to a valuation allowance established in purchase accounting will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

2.	Restatement of Consolidated Financial Statements

During the preparation process for this annual report on Form 10-K, we concluded that certain errors identified subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2006 were material to certain prior periods, including the year ended December 31, 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The errors and the cumulative effect of the corrections as of December 31, 2006 are identified as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends in Latin America, the cumulative effect of which as of December 31, 2006 is a reduction in revenue of $3,953,000 and certain other adjustments of $127,000;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which as of December 31, 2006 is a reduction of revenues of $290,000;

iii. Changes in pension expense in UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which as of December 31, 2006 is a decrease in general and administrative expenses of $519,000; and

iv. Reduction in cumulative income tax expense as of December 31, 2006 of $1,331,000 resulting from the income tax effects of the pre-tax adjustments described above. Additionally, income tax expense increased by $825,000 due to corrections of deferred taxes in certain foreign locations.

				Total
	Year Ended			Additional
	December 31,			Income
Income (Expense)	2006	2005	Prior Periods	(Expense)
	(In thousands)

Returns reserve in Latin America	$(1,554)	$(371)	$(2,155)	$(4,080)
Reversal of revenue in Italy	(290)	—	—	(290)
European pension accounting	1,401	(256)	(626)	519

Total impact before taxes	(443)	(627)	(2,781)	$(3,851)
Tax effect on above	204	139	988	$1,331
Other deferred tax items	(764)	(61)	—	(825)

Total impact of restatement	$(1,003)	$(549)	$(1,793)	$(3,345)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific income statement accounts as previously reported and as affected by the restatement for the two years ended December 31, 2006 and 2005 (in thousands):

	2006	2005

Product sales
As previously reported	$783,279	$732,240
Adjustment	(1,717)	(371)

As restated	$781,562	$731,869

General and administrative expenses
As previously reported	$115,857	$108,252
Adjustment	(1,274)	256

As restated	$114,583	$108,508

Income (loss) from operations, before interest, taxes and other items
As previously reported	$8,417	$(49,624)
Adjustment	(443)	(627)

As restated	$7,974	$(50,251)

Loss from continuing operations before income taxes and minority interest
As previously reported	$(21,547)	$(83,139)
Adjustment	(443)	(627)

As restated	$(21,990)	$(83,766)

Provision for income taxes
As previously reported	$34,264	$55,151
Adjustment	560	(78)

As restated	$34,824	$55,073

Loss from continuing operations
As previously reported	$(55,814)	$(138,577)
Adjustment	(1,003)	(549)

As restated	$(56,817)	$(139,126)

Net loss
As previously reported	$(56,565)	$(188,143)
Adjustment	(1,003)	(549)

As restated	$(57,568)	$(188,692)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the earnings per share information as reported and as affected by the restatement for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005

Basic loss per share — as previously reported
From continuing operations	$(0.60)	$(1.51)
From discontinued operations	(0.01)	(0.54)

Net loss	$(0.61)	$(2.05)

Basic loss per share — adjustments
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	—	—

Net loss	$(0.01)	$(0.01)

Basic loss per share — as restated
From continuing operations	$(0.61)	$(1.52)
From discontinued operations	(0.01)	(0.54)

Net loss	$(0.62)	$(2.06)

Diluted loss per share — as previously reported
From continuing operations	$(0.60)	$(1.51)
From discontinued operations	(0.01)	(0.54)

Net loss	$(0.61)	$(2.05)

Diluted loss per share — adjustments
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	—	—

Net loss	$(0.01)	$(0.01)

Diluted loss per share — as restated
From continuing operations	$(0.61)	$(1.52)
From discontinued operations	(0.01)	(0.54)

Net loss	$(0.62)	$(2.06)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific balance sheet accounts as reported and as affected by the restatement and certain adjustments for changes in balance sheet classification as of December 31, 2006:

2006

Cash and cash equivalents
As previously reported	$326,002
Adjustment	(626)

As restated	$325,376

Marketable securities
As previously reported	$9,743
Adjustment	627

As restated	$10,370

Accounts receivable, net
As previously reported	$227,452
Adjustment	(301)

As restated	$227,151

Current deferred tax assets, net
As previously reported	$8,071
Adjustment	479

As restated	$8,550

Deferred tax assets, net
As previously reported	$21,514
Adjustment	(296)

As restated	$21,218

Other assets
As previously reported	$53,555
Adjustment	372

As restated	$53,927

Accrued liabilities
As previously reported	$142,532
Adjustment	4,173

As restated	$146,705

Income taxes
As previously reported	$39,818
Adjustment	(172)

As restated	$39,646

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006

Deferred tax liabilities, net
As previously reported	$3,255
Adjustment	450

As restated	$3,705

Other liabilities
As previously reported	$18,182
Adjustment	6,324

As restated	$24,506

Liabilities of discontinued operations
As previously reported	$18,343
Adjustment	(5,657)

As restated	$12,686

Accumulated deficit
As previously reported	$(848,467)
Adjustment	(3,345)

As restated	$(851,812)

Accumulated other comprehensive income
As previously reported	$19,458
Adjustment	(1,518)

As restated	$17,940

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on cash flow as set forth in our Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005 (in thousands), presenting the impact of the restatement and certain adjustments for changes in balance sheet classification is as follows:

	2006			2005
	As			As
	Previously	2006	2006	Previously	2005	2005
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands)

Cash flows from operating activities:
Net loss	$(56,565)	$(1,003)	$(57,568)	$(188,143)	$(549)	$(188,692)
Loss from discontinued operations	(751)	—	(751)	(49,566)	—	(49,566)

Income (loss) from continuing operations	(55,814)	(1,003)	(56,817)	(138,577)	(549)	(139,126)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	85,593	—	85,593	97,351	—	97,351
Provision for losses on accounts receivable and inventory	14,071	—	14,071	10,744	—	10,744
Stock compensation expense	20,848	—	20,848	3,331	—	3,331
Translation and exchange (gains) losses, net	(1,152)	—	(1,152)	6,358	—	6,358
Impairment charges and other non-cash items	122,171	—	122,171	2,969	—	2,969
Acquired in-process research and development	—	—	—	126,399	—	126,399
Deferred income taxes	2,625	731	3,356	(34,204)	291	(33,913)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,068)	290	(27,778)	(14,774)	—	(14,774)
Inventories	(5,598)	—	(5,598)	(30,141)	—	(30,141)
Prepaid expenses and other assets	(858)	(1,374)	(2,232)	(3,545)	(217)	(3,762)
Trade payables and accrued liabilities	(14,733)	1,682	(13,051)	7,838	294	8,132
Income taxes	(11,820)	(171)	(11,991)	27,559	—	27,559
Other liabilities	(117)	(250)	(367)	3,807	111	3,918

Cash flow from operating activities in continuing operations	127,148	(95)	127,053	65,115	(70)	65,045
Cash flow from operating activities in discontinued operations	(2,087)	95	(1,992)	(657)	70	(587)

Net cash provided by operating activities	125,061	—	125,061	64,458	—	64,458

Cash flows from investing activities:
Capital expenditures	(40,968)	—	(40,968)	(45,525)	—	(45,525)
Proceeds from sale of assets	10,022	—	10,022	7,252	—	7,252
Proceeds from sale of businesses	—	—	—	—	—	—
Proceeds from investments	27,913	—	27,913	533,307	—	533,307
Purchase of investments	(26,500)	—	(26,500)	(305,300)	—	(305,300)
Acquisition of businesses, license rights and product lines	(4,568)	—	(4,568)	(293,090)	—	(293,090)

Cash flow from investing activities in continuing operations	(34,101)	—	(34,101)	(103,356)	—	(103,356)
Cash flow from investing activities in discontinued operations	1,948	—	1,948	(114,994)	—	(114,994)

Net cash used in investing activities	(32,153)	—	(32,153)	(218,350)	—	(218,350)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006			2005
	As			As
	Previously	2006	2006	Previously	2005	2005
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(6,563)	—	(6,563)	(1,114)	—	(1,114)
Proceeds capitalized lease financing, long-term debt, and notes payable	2,841	—	2,841	802	—	802
Stock option exercises and employee stock purchases	17,389	—	17,389	192,822	—	192,822
Proceeds from sales of stock (purchase of treasury stock)	—	—	—	—	—	—
Dividends paid	(21,552)	—	(21,552)	(27,966)	—	(27,966)

Cash flow from financing activities in continuing operations	(7,885)	—	(7,885)	164,544	—	164,544
Cash flow from financing activities in discontinued operations	1,075	—	1,075	—	—	—

Net cash provided by (used in) financing activities	(6,810)	—	(6,810)	164,544	—	164,544

Effect of exchange rate changes on cash and cash equivalents	15,204	(64)	15,140	(8,468)	85	(8,383)

Net increase (decrease) in cash and cash equivalents	101,302	(64)	101,238	2,184	85	2,269
Cash and cash equivalents at beginning of period	224,903	(562)	224,341	222,719	(647)	222,072

Cash and cash equivalents at end of period	326,205	(626)	325,579	224,903	(562)	224,341
Cash and cash equivalents classified as part of discontinued operations	(203)	—	(203)	(47)	—	(47)

Cash and cash equivalents of continuing operations	$326,002	$(626)	$325,376	$224,856	$(562)	$224,294

The restatement of our consolidated financial statements also included certain corrections in our accounting for pensions, as described in Note. 11.

3.	Restructuring

2007 Restructuring Charges

In 2007 we recorded a restructuring charge of $23,176,000 that consisted of $13,575,000 for the 2006 Restructuring and $9,601,000 for the restructuring program that will be announced in connection with the 2008 Strategic Review.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell Invida certain Valeant subsidiaries and product rights in Asia, in a transaction that includes certain of our subsidiaries, branch offices, and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia, and Macau. This transaction also includes certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida have been classified as “held for sale” in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 2007.

2008 Strategic Review and Restructuring: In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities, and acquisition strategy.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This strategic review, which we refer to as the “2008 Strategic Review,” is still underway as of date of this filing and we expect to describe it in an announcement in late March 2008. We expect the 2008 Strategic Review to lead to significant changes in our business and will include a restructuring program. The charges taken in 2007 for this 2008 restructuring include $957,000 for executive severances, $4,676,000 for professional service expenses, and the $3,968,000 contract termination and transaction costs associated with the sale of our Asia businesses to Invida.

March 2006 — June 2007 Restructuring Charges

On April 3, 2006, we announced a restructuring program to reduce costs and accelerate earnings growth. The 2006 Restructuring was primarily focused on our research and development and manufacturing operations. The objective of this restructuring program as it related to research and development activities was to focus our efforts and expenditures on two late stage projects currently in development. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights outside of the United States and Canada to commercialize the compound being developed in the HIV program upon Ardea’s completion of Phase IIb trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

The objective of the 2006 Restructuring as it related to manufacturing was to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the development of taribavirin. In December 2006, we transferred our former factories in Basel, Switzerland and Puerto Rico to a “held for sale” classification in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In June 2007, we sold these manufacturing facilities and the related inventories to Legacy Pharmaceuticals International for aggregate proceeds of $29,500,000, of which $12,000,000 was received as consideration for inventories sold to Legacy Pharmaceuticals International and $17,500,000 was received as consideration for the manufacturing facilities. The transaction also included transition payment obligations of $6,000,000 to be paid by Valeant to Legacy Pharmaceuticals International over a 24-month period as well as capital expenditure obligations of $650,000 to be incurred by us. The sale of these manufacturing facilities to Legacy Pharmaceuticals International in June 2007 completed the 2006 Restructuring.

The charges in the 2006 Restructuring included impairment charges resulting from the sale of our former headquarters facility, discovery and pre-clinical operations equipment, and our former manufacturing facilities in Puerto Rico and Basel, Switzerland. The restructuring included the reduction of approximately 850 employees, the majority of whom work in the two manufacturing facilities sold to Legacy Pharmaceuticals International. As of December 31, 2007, employee severance costs in this restructuring program have been recorded for approximately 490 employees and no severance payments have been recorded for the remaining employees who transferred to Legacy Pharmaceuticals International.

The 2006 Restructuring also rationalized selling, general and administrative expenses primarily through consolidation of the management functions in fewer administrative groups to achieve greater economies of scale. Management and administrative responsibilities for our regional operations in Australia, Africa and Asia, which had previously been managed as a separate business unit, were combined in 2006 with those of other regions.

We recorded a restructuring provision for the 2006 Restructuring of $13,575,000 in 2007, compared with $138,181,000 for 2006. Severance charges recorded as part of this restructuring program were $22,127,000.

Abandoned software and other capital assets included an expense of $20,453,000 in 2006 relating to an Enterprise Resource Planning (ERP) project, which was discontinued in March 2006. It also included $632,000 of cash-related charges.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charge Details

	Year Ended	Year Ended
	December 31,	December 31,	Cumulative
	2007	2006	Total Incurred
	(In thousands)

2006 Restructuring Program
Employee severances	$5,130	$16,997	$22,127
Contract cancellation and other cash costs	3,115	1,662	4,777

Subtotal: cash charges	8,245	18,659	26,904

Abandoned software and other capital assets	—	22,178	22,178
Write-off of accumulated foreign currency translation adjustments	2,891	—	2,891
Impairment of manufacturing and research facilities	2,439	97,344	99,783

Subtotal: non-cash charges	5,330	119,522	124,852

Total:	$13,575	$138,181	$151,756

Year Ended
December 31,
2007

2008 Restructuring Program
Employee severances	$957
Contract cancellation and other cash costs	8,644

Subtotal: cash charges	9,601

Subtotal: non-cash charges	—

Total:	$9,601

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The $3,979,000 restructuring accrual for the 2006 Restructuring, accrued as of December 31, 2007, relates to ongoing contractual contractual payments to Legacy Pharmaceuticals International relating to the sale of our former manufacturing sites in Basel, Switzerland and Puerto Rico. These payment obligations last until June 30, 2009. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	19,291
Cash paid	(14,075)

Restructuring accrual, December 31, 2006	5,216

Charges to earnings	8,245
Transition and capital expenditure payment obligations	6,813
Cash paid	(16,295)

Restructuring accrual, December 31, 2007	$3,979

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	9,601
Cash paid	(1,080)

Restructuring accrual, December 31, 2007	$8,521

Pre- 2006 Activities

During 2003, we approved restructuring plans to establish a global manufacturing and supply chain network of five manufacturing sites, and dispose of or close ten of our manufacturing sites (the “Manufacturing Restructuring Plan”). In 2005 we modified the Manufacturing Restructuring Plan to include the disposition of the manufacturing site in China and recorded an asset impairment reserve of $3,602,000 for this facility and one in Poland. Also, in 2005 we sold a plant in the United States, two plants in Argentina and one plant in Mexico and recorded a net gain of $2,349,000 on these sales. In 2006 we completed the sale of a manufacturing facility in Poland and recorded a loss of $635,000 on the sale which was recorded as a restructuring charge in 2006.

4.	Acquisitions

2007 Transactions

In 2007, we acquired product rights in the United States, Europe, and Argentina for aggregate consideration of $40,803,000, of which $36,184,000 was cash consideration. In the United States, we acquired a paid-up license to Kinetin and Zeatin, the active ingredients in the Kinerase product line, for cash consideration of $21,000,000 and other consideration of $4,170,000. In Europe we acquired the rights to Nabilone, the product we currently market as Cesamet in Canada and the United States, for $13,582,000. We acquired the rights to certain products in Poland, Argentina and Spain for $1,602,000 in cash consideration and $449,000 in other consideration.

2006 Transactions

In 2006 we acquired rights to new product lines in Poland and the UK. In Poland we acquired the rights to a number of branded generic products for nominal cash consideration. In the UK we acquired exclusive rights to distribute certain dermatological skin care products from Intendis AG, including Finacea, Skinoren, Scheriproct,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Ultrabase. We also purchased additional rights to Melleril in Latin America and additional rights to Zelapar in Canada and Mexico. Aggregate consideration for these transactions was $4,568,000 in 2006.

2005 Transactions

Melleril and Acurenal:  During the third quarter of 2005, we acquired product rights to Melleril in Brazil from Novartis for consideration of approximately $5,900,000. Additionally, we paid approximately $2,000,000 for product rights to Acurenal in Poland. Sales of these products recorded during 2005 were $3,800,000. Costs of both of these acquisitions were capitalized as intangible product costs.

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

Xcel’s results of operations have been included in our consolidated statement of operations since the date of acquisition. We allocated the purchase price based on estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. A portion of the purchase price was placed in an escrow account to cover potential claims under the purchase agreement that would arise within one year of the acquisition date. We filed a claim for indemnification from the former Xcel stockholders with respect to certain breaches of representation and warranties made by Xcel under the Xcel purchase agreement relating to Medicaid rebates on preacquisition sales and certain third-party claims. On June 13, 2007, we settled an arbitration relating to this claim. Under the settlement, we received $700,000 from the escrow fund of $5,000,000 that was set up to provide for indemnification claims by Valeant. The remaining escrow funds were released to the former Xcel shareholders and their representatives.

The components of the purchase price allocation for the Xcel acquisition are as follows (in thousands):

Purchase price:
Cash paid	$280,000
Working capital adjustment	7,470
Transaction costs	5,435

$292,905

Allocation:
Xcel tangible assets acquired	$8,875
In-process research and development	126,399
Intangible product rights	103,500
Goodwill	54,131

$292,905

The allocation of the purchase price includes $103,500,000 of intangible product rights, which is being amortized over a period of 10 years, $126,399,000 of IPR&D, which was expensed in 2005, and goodwill of $56,026,000 which was capitalized. Since the Xcel transaction was a stock purchase, neither the IPR&D nor the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill is deductible for tax purposes. We have allocated the goodwill to our North American pharmaceutical reporting unit.

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

The following unaudited pro forma financial information presents the combined results of operations of Valeant and Xcel as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share information). The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations or financial condition.

2005

Net revenue	$835,469
Loss from continuing operations	(144,335)
Net loss	(193,901)
Basic and diluted loss per share:
Loss from continuing operations	$(1.57)
Net loss	$(2.11)

The pro forma data above includes the charge for the write off of the IPR&D associated with the Xcel in 2005.

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

5.	Discontinued Operations

In 2007, we made a strategic decision to divest our Infergen product rights. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS 144. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

In the twelve months ended December 31, 2007, the loss from discontinued operations primarily related to Infergen. The loss on disposal of discontinued operations in 2007 was primarily related to a legal judgment with respect to the discontinued biomedical business. In 2006, loss from discontinued operations was primarily related to our Infergen operations, offset in part by the partial release of an environmental reserve for the discontinued biomedical facility. The cost of goods sold of discontinued operations in 2007 includes a technology transfer payment of $5,259,000 made to the future manufacturer of Infergen.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the twelve months ended December 31, 2005, the loss from discontinued operations primarily related to the $47,200,000 charge for acquired in-process research and development related to the Infergen acquisition. We closed this acquisition on December 30, 2005 and did not recognize any revenue or operating expenses for Infergen in 2005 other than this charge. In August 2005, we disposed of a raw materials and manufacturing facility in Hungary for cash proceeds of $7,000,000. We recorded a net gain from discontinued operations of $1,725,000 on this disposal.

Summarized selected financial information for discontinued operations for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005

Infergen:
Product sales	$32,085	$42,716	$—
Costs and expenses:
Cost of goods sold (excluding amortization)	24,897	18,838	—
Selling expenses	25,602	20,077	—
General and administrative expenses	1,693	1,315	—
Research and development costs	6,476	4,176	—
Acquired in-process research and development	—	—	47,200
Amortization expense	4,950	6,600	—

Total costs and expenses	63,618	51,006	47,200

Loss from discontinued operations, Infergen	(31,533)	(8,290)	(47,200)
Other discontinued operations:
Other income (loss)	—	5,089	(3,889)

Consolidated discontinued operations:
Loss from discontinued operations	(31,533)	(3,201)	(51,089)
Benefit for income taxes	(2)	(45)	—

Loss from discontinued operations	(31,531)	(3,156)	(51,089)
Disposal of discontinued operations, net	(709)	2,405	1,523

Loss from discontinued operations, net	$(32,240)	$(751)	$(49,566)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2007 and December 31, 2006 on the accompanying consolidated balance sheet. All of the assets of discontinued operations as of December 31, 2007 relate to the Infergen business. We have allocated $4,816,000 of goodwill to discontinued operations based on the relative fair value of Infergen in comparison with the North America segment. The major assets and liabilities categories of discontinued operations are as follows (in thousands):

	December 31,	December 31,
	2007	2006

ASSETS
Cash	$—	$203
Accounts receivable, net	—	21
Inventories, net	1,051	11,932
Prepaid expenses and other current assets	—	2
Property, plant and equipment, net	132	158
Goodwill	4,816	4,816
Intangible assets, net	54,450	59,400

Assets of discontinued operations	$60,449	$76,532

LIABILITIES
Accrued liabilities	1,897	12,686

Liabilities of discontinued operations	$1,897	$12,686

The assets held for sale and assets of discontinued operations as of December 31, 2006 had a total value of $125,047,000, which included the assets of discontinued operations of $76,532,000 detailed above and other assets held for sale, which primarily consisted of our former research and headquarters building in Costa Mesa, California and our manufacturing facilities in Basel, Switzerland and Puerto Rico.

Environmental contamination had previously been identified in the soil under a facility which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site involved excavation and disposal of the waste at appropriately licensed sites. Environmental reserves have been provided for remediation and related costs. Remediation costs have been applied against these environmental reserves as they have been incurred. As assessments and remediation have progressed, these liabilities have been reviewed and adjusted to reflect additional information. The environmental reserves were reduced in the third quarter of 2006 by $5,648,000 based upon contractual agreements for remediation work which totaled less than the amounts previously accrued for projects. We have substantially completed this environmental remediation work. In December 2007, we received formal license termination from the State of California following its inspection of the site. Total environmental reserves for this site were $1,897,000 and $12,660,000 as of December 31, 2007 and December 31, 2006, respectively, and are included in the current liabilities of discontinued operations. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses, which will be required relating to environmental remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of December 31, 2007 cannot be reasonably estimated.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The components of income (loss) from continuing operations before income taxes and minority interest for each of the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
		(Restated)	(Restated)

Domestic	$(66,032)	$(79,426)	$(196,686)
Foreign	117,321	57,436	112,920

	$51,289	$(21,990)	$(83,766)

The income tax provision for each of the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
		(Restated)	(Restated)

Current:
Federal	$(18,112)	$1,379	$28,760
Effect of foreign earnings repatriation	—	—	4,526
State	397	1,589	1,377
Foreign	36,521	36,999	40,332

	18,806	39,967	74,995

Deferred:
Federal	168	254	257
State	27	42	—
Foreign	6,232	(5,439)	(20,179)

	6,427	(5,143)	(19,922)

	$25,233	$34,824	$55,073

Our effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate due to the following:

	2007	2006	2005
		(Restated)	(Restated)

Statutory rate	35%	35%	35%
Foreign source income taxed at other effective rates	(12)%	(69)%	5%
Change in valuation allowance	60%	(65)%	(35)%
Net operating loss & examination adjustments	(31)%	(47)%	(31)%
State tax and other, net	(3)%	(12)%	(6)%
Effect of IPR&D, not deductible for tax	0%	0%	(34)%

Effective rate	49%	(158)%	(66)%

Our effective tax rates for the years ended December 31, 2007, 2006 and 2005 were significantly affected by recording valuation allowances to recognize the uncertainty of realizing the benefits of net operating losses and credits. The valuation allowances were recorded because there is insufficient objective evidence at this time to recognize those assets for financial reporting purposes. Ultimate realization of the benefit of these tax benefits is dependent upon generating sufficient taxable income in the United States and other locations prior to their expiration.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 a valuation allowance of $151,715,000 had been recorded to offset U.S. deferred tax assets. The U.S. valuation allowance was increased by $53,106,000 during 2007, offset by reclassifications of uncertain tax positions of $60,095,000. Additionally, valuation allowances of $7,995,000 for foreign deferred tax assets had been recorded as of December 31, 2007.

In 2007 and 2006, the effective tax rate was also affected by pre-tax losses resulting from restructuring, and asset impairment charges in Asia and Puerto Rico of $15,430,000 and $37,223,000 respectively, for which no tax benefit was recorded.

During 2005, the Internal Revenue Service completed an examination of our tax returns for the years 1997 through 2001 and proposed adjustments to the tax liabilities for those years plus associated interest and penalties. Although a formal protest was filed in response to the proposed adjustments, in 2005 we recorded a related tax provision of $27,368,000. The provision consisted of $62,317,000 for the estimated additional taxes, interest and penalties associated with the period 1997 to 2001 which was reduced by utilization of $34,949,000 of net operating losses and other carryforwards. While substantial net operating loss and other carryforwards were available to offset our U.S. tax liabilities, the additional tax provision resulted from annual utilization limitations on those carryforwards that would result if the Internal Revenue Service adjustments were upheld.

During 2007, the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 was resolved. As a result, the 2007 provision for income taxes was reduced by $21,521,000, primarily related to resolution of a gain recognition issue which arose for the year ended December 31, 1999. In addition to the reduction in the provision for income taxes, the following accounts were affected: income taxes payable increased $6,314,000, income tax liability for uncertain tax positions decreased $73,814,000, deferred income taxes decreased $28,229,000, and the valuation allowance on deferred tax assets increased $17,749,000.

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

In 2005 and 2007 gains were realized by certain of our subsidiaries related to intercompany transfers of intangible property rights. These gains were recorded in the books of the subsidiaries and are subject to tax in the subsidiaries’ jurisdictions, but they were eliminated in consolidation for financial reporting purposes. The purchasing subsidiaries have recorded corresponding tax basis increases, which in most cases can be amortized and deducted for tax purposes. In 2005 and 2007, tax liabilities of $16,127,000 and $2,116,000 created by these transactions were recorded. However, because these are intercompany transactions, the associated expense was deferred and recorded as prepaid tax. The 2005 amount has been partially offset by carrying back $7,690,000 of net operating losses. Amortization of the prepaid tax balances of $538,000, $235,000 and $574,000 was recorded as tax expense during 2005, 2006 and 2007, respectively.

In years prior to 2005, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of our foreign subsidiaries with the exception of Subpart F income, since management intended to reinvest those undistributed earnings in the foreign operations. However, during 2005, legislation provided for a special one-time tax deduction of 85 percent of certain foreign earnings that were repatriated to the United States (The American Jobs Creation Act of 2004). To take advantage of this opportunity during 2005, we repatriated $205,000,000 of earnings from certain foreign subsidiaries. Income tax expense of $4,526,000 associated with

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such repatriation was recorded in 2005, and an additional cost of $5,337,000 was been recorded as a reduction of the U.S. net operating losses (net of valuation allowance this has no current effect on tax expense).

During 2006, we reinstated our intention to reinvest undistributed earnings in the foreign operations. No U.S. income or foreign withholding taxes were provided on the 2006 or 2007 undistributed earnings. Included in the consolidated accumulated deficit at December 31, 2007 is approximately $435,549,000 of accumulated earnings of foreign operations that would be subject to United States income or foreign withholdings taxes, if and when repatriated. Management, however, does not intend to repatriate these amounts. We intend to reinvest the remaining undistributed earnings in foreign operations for an indefinite period of time.

The primary components of our net deferred tax asset at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
		(Restated)

Deferred tax assets:
NOL and capital loss carryforwards	$115,632	$90,460
Inventory and other reserves	35,102	29,454
Tax credit carryforwards	24,240	13,007
Intangibles	31,826	30,873
Prepaid tax on intercompany transaction	9,202	7,663
Other	20,093	21,026
Valuation allowance	(159,710)	(161,713)

Total deferred tax asset	76,385	30,770

Fixed assets and other	(3,789)	(2,576)
Intangibles	(2,416)	(6,927)

Total deferred tax liability	(6,205)	(9,503)

Net deferred tax (liability) asset	$70,180	$21,267

Deferred tax assets and liabilities are recorded in the following captions in the consolidated balance sheets as of December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
		(Restated)

Current deferred tax assets, net	$11,819	$8,550
Deferred tax asset, net	65,950	21,218
Income taxes	2,252	4,796
Deferred tax liabilities, net	5,337	3,705

In 2007 and 2006 the valuation allowance primarily relates to U.S. and foreign net operating losses.

At December 31, 2007, we had U.S. federal, state and foreign net operating losses of approximately $271,383,000, $180,300,000 and $7,640,000, respectively. In 2008, $19,289,000 of our U.S. federal net operating losses will expire. The remainder will begin to expire in 2019. The state net operating losses will begin to expire in 2014 and the foreign net operating losses will begin to expire in 2009. We also had a state capital loss of $48,640,000 that will begin to expire in 2008. We also had U.S. federal and state credits of $22,846,000 and $1,393,000 that will begin to expire in 2015.

Tax benefits associated with certain hedging activities, the exercise of employee stock options and with the convertible note hedge (see note 10) were not recognized during 2007 and 2006 due to the application of FAS 123(R)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the valuation allowance. As of December 31, 2007 approximately $4,009,000 of the valuation allowance related to hedges, $10,166,000 of the valuation allowance related to the tax benefits of stock option deductions and $12,085,000 related to the tax benefits of the convertible note hedge. These amounts are included in our net operating losses for tax reporting purposes. At such time as the valuation allowance is released, the tax benefit associated with these amounts will be credited to additional paid in capital. Additionally, approximately $16,800,000 of deferred tax assets was included in our acquisition of Xcel with a valuation allowance. Future releases of the valuation allowance related to these assets will be accounted for as a reduction of goodwill rather than a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction to income tax expense.

We adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

					Unrecognized
			Gross	Deferred Federal,	Income Tax
	Federal,	Accrued	Unrecognized	State and Foreign	Benefits, Net of
	State and	Interest and	Income Tax	Income Tax	Deferred Federal and
	Foreign Tax	Penalties	Benefits	Benefits	State Benefits
			(In thousands)

Balance at January 1, 2007	$122,697	$18,529	$141,226	$19,800	$121,426
Additions for tax positions related to the current year	1,214	88	1,302	840	462
Additions for tax positions related to prior years	8,337	2,449	10,786	(8,909)	19,695
Settlements	(10,754)	(10,767)	(21,521)	45,979	(67,500)
Lapse of statute of limitations	(235)	—	(235)		(235)

Balance at December 31, 2007	121,259	10,299	131,558	57,710	73,848
Less: tax attributable to timing items included above	(115,132)	(887)	(116,019)	(57,710)	(58,309)

Total UTBs that, if recognized, would impact the effective income tax rate as of December 31, 2007	$6,127	$9,412	$15,539	$—	$15,539

As of September 30, 2007, based on discussions with the IRS related to its exam of tax years 2003 and 2004, we believed it was reasonably possible that certain amounts would be reversed within the next twelve months. However, based on subsequent discussions, we no longer believe these amounts will reverse in the next twelve months, except for approximately $616,000 of federal, state and foreign uncertain tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, we had approximately $18,529,000 and $9,412,000 of accrued interest and penalties related to uncertain tax positions, respectively.

For the U.S., all years prior to 1997 are closed under the statute of limitations. Years subsequent to 1996 are open, with 2002 to 2004 in appeals, and 2005 and 2006 under examination. Our significant foreign subsidiaries are open to tax examinations for years ending in 2001 and later.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2007	2006	2005
		(Restated)	(Restated)

Income:
Numerator for basic and dilutive earnings per share
Income (loss) from continuing operations	$26,054	$(56,817)	$(139,126)

Loss from discontinued operations	$(32,240)	$(751)	$(49,566)

Net loss	$(6,186)	$(57,568)	$(188,692)

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	92,841	93,251	91,696
Vested stock equivalents (not issued)	188	136	101

Denominator for basic earnings per share	93,029	93,387	91,797
Denominator for diluted earnings per share:
Employee stock options	894	—	—
Other dilutive securities	53	—	—

Dilutive potential common shares	947	—	—

Denominator for dilutive earnings per share	93,976	93,387	91,797

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.61)	$(1.52)
Loss from discontinued operations	(0.35)	(0.01)	(0.54)

Basic loss per share	$(0.07)	$(0.62)	$(2.06)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.61)	$(1.52)
Loss from discontinued operations	(0.35)	(0.01)	(0.54)

Diluted loss per share	$(0.07)	$(0.62)	$(2.06)

The $240,000,000 3.0% Convertible Subordinated Notes due 2010 and the $240,000,000 4.0% Convertible Subordinated Notes due 2013, discussed in Note 10, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. The accounting for convertible debt with such settlement features is addressed in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” It is our intent to settle the notes’ conversion obligations consistent with Instrument C of EITF 90-19. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the years ended December 31, 2007, 2006, and 2005.

For the years ended December 31, 2006 and 2005, options to purchase 1,863,000 and 2,908,000 weighted-average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss from continuing operations and the effect would have been anti-dilutive.

For the years ended December 31, 2007, 2006 and 2005, options to purchase 8,990,000, 9,118,000 and 4,441,000 weighted-average shares of common stock, respectively, were also not included in the computation of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share because the options exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

8.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at December 31, 2007 and 2006:

	2007	2006
		(Restated)

Accounts receivable, net:
Trade accounts receivable	$162,591	$180,466
Royalties receivable	18,620	22,212
Other receivables	23,513	31,487

	204,724	234,165
Allowance for doubtful accounts	(12,928)	(7,014)

	$191,796	$227,151

Inventories, net:
Raw materials and supplies	$30,935	$37,045
Work-in-process	13,707	21,477
Finished goods	89,363	86,522

	134,005	145,044
Allowance for inventory obsolescence	(18,828)	(14,297)

	$115,177	$130,747

Property, plant and equipment, net:
Land	$1,778	$1,593
Buildings	59,029	45,545
Machinery and equipment	104,275	98,935
Furniture and fixtures	27,898	20,842
Leasehold improvements	8,060	6,202

	201,040	173,117
Accumulated depreciation and amortization	(98,796)	(89,476)
Construction in progress	14,132	10,480

	$116,376	$94,121

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006
		(Restated)

Accrued liabilities
Payroll and related items	$31,302	$37,092
Accrued returns, rebates and allowances	54,846	51,324
Legal and professional fees	9,417	7,584
Accrued research and development costs	18,586	10,490
Environmental accrual	1,354	1,638
Interest	4,860	4,860
Accrued royalties payable	2,446	4,409
Other	16,943	29,308

Total accrued liabilities	$139,754	$146,705

At December 31, 2007, construction in progress primarily includes costs incurred in plant expansion projects and costs associated with the installation of an enterprise resource planning information system. At December 31, 2006, construction in progress primarily includes costs incurred in plant expansion projects.

9.	Intangible Assets and Goodwill

The components of intangible assets at December 31, 2007 and 2006 were as follows (in thousands):

	Weighted	December 31, 2007			December 31, 2006
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$306,398	$(128,267)	$178,131	$291,388	$(99,090)	$192,298
Infectious diseases	11	21,992	(14,054)	7,938	20,500	(11,771)	8,729
Dermatology	19	111,934	(54,178)	57,756	87,105	(44,029)	43,076
Other products	11	343,831	(192,253)	151,578	310,633	(157,331)	153,302

Total product rights	14	784,155	(388,752)	395,403	709,626	(312,221)	397,405
License agreement	5	67,376	(61,204)	6,172	67,376	(49,866)	17,510

Total intangible assets		$851,531	$(449,956)	$401,575	$777,002	$(362,087)	$414,915

Future amortization of intangible assets at December 31, 2007 is scheduled as follows (in thousands):

	Scheduled Future Amortization Expense
	2008	2009	2010	2011	2012	Thereafter

Product rights
Neurology	$29,438	$29,438	$29,269	$22,699	$21,065	$46,223
Infectious diseases	1,331	1,326	780	780	780	2,941
Dermatology	10,296	10,198	9,861	9,671	4,637	13,093
Other products	19,077	18,340	18,276	17,743	17,555	60,586

Total product rights	60,142	59,302	58,186	50,893	44,037	122,843
License agreement	6,172	—	—	—	—	—

Total	$66,314	$59,302	$58,186	$50,893	$44,037	$122,843

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill balances relate primarily to the Xcel acquisition and totaled $80,346,000 and $75,346,000 at December 31, 2007 and 2006, respectively. In 2007, we made a $5,000,000 contingent milestone payment to InterMune related to Infergen which we recorded as goodwill. We subsequently reclassified $4,816,000 of goodwill to discontinued operations based on the relative fair value of Infergen in comparison with the North America segment.

10.	Debt and lease obligations

As of December 31, 2007 and 2006, long-term debt consists of the following (in thousands):

	2007	2006

3% Convertible Subordinated Notes due 2010	$240,000	$240,000
4% Convertible Subordinated Notes due 2013	240,000	240,000
7% Senior Notes due 2011	300,716	295,682
Mortgages in Swiss francs with an interest rate of LIBOR + 1.5%; interest and principal payable semi-annually through 2030	—	7,177
Other	3,310	3,919

	784,026	786,778
Less: current portion	(1,474)	(8,582)

Total long-term debt	$782,552	$778,196

In December 2003, we issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”). Interest on the 7% Senior Notes is payable semi-annually on June 15 and December 15 of each year. We may, at our option, redeem some or all of the 7.0% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. The 7.0% Senior Notes are senior unsecured obligations. They rank senior in right of payment to any of our existing and future subordinated indebtedness. The indenture governing the 7.0% Senior Notes includes certain covenants which restricts the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the sale of assets or the ability to consolidate or merge with another entity, subject to qualifications and exceptions. In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 in principal amount of the Senior Notes. See Note 13 for a description of the interest rate swap arrangement.

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

In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to our common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200,000,000

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of the 3.0% Notes and $200,000,000 principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the notes. The written call option sold offset, to some extent, the cost of the written call option purchased. The net cost of the Convertible Note Hedge of $42,880,000 was recorded as the sale of a permanent equity instrument pursuant to guidance in EITF 00-19. Subsequently, as a result of the cessation of Valeant’s common dividend, the strike price on the Convertible Note Hedge was adjusted during 2007, with the new strike prices becoming $34.61 and $35.36 for the 3.0% Notes and the 4.0% Notes, respectively.

The total number of shares applicable to the Convertible Note Hedge remains the same at 12,653,440, with 6,326,720 shares still allocated to each set of purchased call options in connection with the 3.0% and the 4.0% Notes, respectively.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2008	1,474
2009	1,301
2010	240,466
2011	300,785
2012	—
Thereafter	240,000

Total	$784,026

The estimated fair value of our public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $714,766,000 and $735,637,000 compared to its carrying value of $780,716,000 and $775,682,000 at December 31, 2007 and 2006, respectively.

We maintain no lines of credit in the U.S. and have a short-term line of credit of $700,000 in the aggregate outside the U.S., under which $181,000 was outstanding at December 31, 2007. The line of credit provides for short-term borrowings and bears interest at a variable rate based upon LIBOR or an equivalent index.

We lease certain administrative and laboratory facilities under non-cancelable operating lease agreements that expire through 2017. Additionally, we lease certain automobiles and computer software under lease agreements that qualify as capital leases. The following table summarizes our lease commitments at December 31, 2007 (in thousands):

	Operating	Capital
	Leases	Leases

2008	$7,548	$1,616
2009	7,561	1,327
2010	7,185	488
2011	6,068	96
2012	5,413	—
Thereafter	20,456	—

Total	$54,231	$3,527

Amounts representing interest		(217)

Amounts of lease obligations recorded as debt		$3,310

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Pension and Postretirement Employee Benefit Plans

We operate 401(k) and similar defined contribution retirement plans for our employees in the United States. Under these plans employees are allowed to contribute up to 15% of their income and Valeant matches such contributions with 50% of the amount contributed up to 3% of salary.

Outside the United States certain groups of our employees are covered by defined benefit retirement plans. In 2006 the FASB issued SFAS No. 158 (SFAS 158) which was effective for Valeant on December 31, 2006 and required that we recognize the net over-funded or under-funded financial position of our defined benefit retirement plans in our balance sheet. The difference between the overall funded status of each plan and the amounts of assets and liabilities recorded in our financial statements is charged to accumulated other comprehensive income and represents pension costs and benefits that will be recorded in the income statement in future years under currently effective pension accounting rules.

Certain amounts of our pension accounts have been restated for the year ended December 31, 2006, including the net pension benefit obligation, which was $2,169,000 as originally reported and $2,786,000 as restated and the net pension benefit cost, which was $2,818,000 as originally reported and $1,575,000 as restated.

Below is a summary of the activity in our defined benefit pension plans which have projected pension obligations in excess of plan assets for the years ended December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
		(Restated)

Changes in benefit obligation:
Balance at beginning of the year	$30,896	$25,269
Service cost	1,198	1,099
Interest cost	1,561	1,310
Employee contributions	—	10
Actuarial (gains) losses	(1,229)	1,068
Total benefits paid	(2,888)	(1,866)
Acquisitions	—	1,014
Currency exchange and other	979	2,992

Balance at end of the year	$30,516	$30,896

Changes in plan assets:
Balance at beginning of the year	$18,314	$15,807
Actual return on plan assets	136	902
Employer contributions	4,994	356
Employee contributions	27	56
Benefits paid from plan assets	(925)	(820)
Currency exchange and other	410	2,012

Balance at end of the year	$22,956	$18,314

Projected benefit obligations in excess of plan assets	$7,560	$12,582

Below is a summary of the activity in our defined benefit pension plans which have plan assets in excess of projected pension obligations for the years ended December 31, 2007 and 2006 (amounts in thousands). Included below are the assets and obligations of the plan covering our current and former employees in Switzerland.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006
		(Restated)

Changes in benefit obligation:
Balance at beginning of the year	$52,466	$56,743
Service cost	1,377	1,836
Interest cost	1,669	1,865
Employee contributions	824	900
Actuarial (gains) losses	(1,633)	(1,281)
Total benefits paid	(4,394)	(3,267)
Plan settlements and curtailments	(43,984)	(8,203)
Currency exchange and other	1,835	3,871

Balance at end of the year	$8,161	$52,466

Changes in plan assets:
Balance at beginning of the year	$62,262	$60,653
Actual return on plan assets	2,678	4,920
Employer contributions	1,094	1,600
Employee contributions	824	900
Benefits paid from plan assets	(4,394)	(3,267)
Plan settlements and curtailments	(54,238)	(6,886)
Currency exchange and other	2,154	4,341

Balance at end of the year	$10,381	$62,262

Plan assets in excess of projected benefit obligations	$2,219	$9,796

The funded status of the defined benefit pension plans at December 31, 2007 and 2006 are as follows:

	2007	2006
		(Restated)

Surplus on plans with assets in excess of obligations	2,219	9,796
Deficit on plans with obligations in excess of assets	(7,560)	(12,582)

Net surplus/(deficit)	$(5,340)	$(2,786)

At December 31, 2007 the accumulated benefit obligations of our defined benefit pension plans totaled $34,734,000 of which $26,678,000 relates to plans with total assets are less than the total pension obligations and $8,056,000 relates to plans with assets in excess of pension obligations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension expense related to these plans in 2007 and 2006 was composed of the following (amounts in thousands):

	2007	2006
		(Restated)

Service cost	$2,575	$3,022
Interest cost	3,230	3,204
Expected return on plan assets	(3,809)	(3,698)
Amortization of past service cost	18	12
Amortization of net transition obligation	24	24
Recognized actuarial net loss	29	332
Net settlement and curtailment costs	1,164	(1,320)

Net periodic benefit cost	$3,231	$1,575

The weighted average actuarial assumptions related to the determination of pension liabilities and expense are as follows:

	2007	2006

Expected return on plan assets	5.96%	4.61%
Discount rate for determining pension benefit obligations	5.75%	4.04%
Salary increase rate	2.56%	1.83%

Amounts recorded in our consolidated balance sheet as December 31, 2007 and 2006 that are related to defined benefit pension plans are as follows (in thousands):

	2007	2006
		(Restated)

Current liabilities	$(89)	$(89)
Non-current liabilities	(7,479)	(12,758)
Other assets	2,224	9,797
Accumulated other comprehensive income	4,817	(1,021)

Net amount recognized in income	$(527)	$(4,071)

The amounts of pension costs included in accumulated other comprehensive income at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
		(Restated)

Unrecognized net actuarial (gains)/losses	$4,443	$(1,424)
Unrecognized prior service cost	313	336
Unrecognized net transition obligation	60	66

Total	$4,817	$(1,021)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income during 2007 are as follows:

Balance as at December 31, 2006	$(1,021)
Actuarial loss/(gain)	(3,285)
Settlement loss/(gain)	10,254
Portion of net loss/(gain) recognized due to settlement	(1,164)
Exchange rate and other	33

Balance as at December 31, 2007	$4,817

The amounts of pension costs included in accumulated other comprehensive income in which are expected to be recorded in income in 2008 are as follows (amounts in thousands):

Unrecognized net actuarial gains	$444
Unrecognized prior service cost	31
Unrecognized net transition obligation	6

Total	$482

The amounts of employers’ contributions which are expected to be recorded in 2008 are as follows:

Estimated employers’ contributions in 2008	$779

12.	Supplemental Cash Flow Disclosures

The following table sets forth the amounts of interest and income taxes paid during 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Interest paid	$37,800	$38,054	$38,094

Income taxes paid	$58,768	$42,052	$63,224

13.	Derivatives and Hedging Activities

We use derivative financial instruments to hedge foreign currency and interest rate exposures. We do not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor do we enter into trades for which there is no underlying exposure.

Interest Rate Swap Agreement:  In January 2004, we entered into an interest rate swap agreement with respect to the $150,000,000 principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of initially lowering our effective interest rate by exchanging fixed rate payments for floating rate payments. The agreement provides that we will exchange our 7.0% fixed-rate payment obligation for variable-rate payments of six-month LIBOR plus 2.409% (7.01% as of December 31, 2007). The Interest Rate Swap is designated as a fair value hedge and is deemed perfectly effective. The counterparty to the swap may, at its option, terminate the swap, in whole or in part, on or after December 15, 2007, at a premium of 3.50%, 1.75% and 0.00% of the notional amount during the twelve-month period beginning December 15, 2007, 2008, and 2009 and thereafter, respectively. At December 31, 2007, the fair value of the Interest Rate Swap was an asset of $715,000 and this amount has been offset against long-term debt as a fair value adjustment. The underlying portion of the hedged debt is also marked to market through the profit and loss account. In support of our obligation under the Interest Rate Swap, we are required to maintain a minimum level of cash and investment collateral depending on the fair market value of the Interest Rate Swap. As of December 31, 2007, $5,050,000 is recorded on the balance sheet in other assets related to collateral on the Interest Rate Swap.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Hedge Transactions:  During 2007, we entered into various forward currency contracts to a) reduce our exposure to forecasted 2008 Euro and Japanese Yen denominated royalty revenue and b) hedge our net investment in our Polish and Brazilian subsidiaries and c) utilize fair value hedges to reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations and d) reduce our Canadian subsidiary’s exposure to its investment in U.S. Dollar denominated securities. In the aggregate, as a result of all of these activities, an unrealized gain of $1,206,000 was recorded in the financial statements at December 31, 2007. A more detailed description of the accounting treatment of these activities follows:

Beginning in March 2004, we entered into a series of forward contracts to reduce exposure to variability in the Euro compared to the U.S. Dollar (the “Cash Flow Hedges”). The Cash Flow Hedges cover the Euro and Japanese Yen denominated royalty payments on forecasted Euro and Japanese Yen royalty revenue. The Cash Flow Hedges were designated as cash flow hedges. The Cash Flow Hedges have been consistent with our risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Cash Flow Hedges have been determined to be fully effective as a hedge in reducing the risk of the underlying transactions.

At December 31, 2007, the notional amount of the Euro and Yen contracts utilized to hedge currency exposure was $17,788,000 (the “Cash Flow Hedges”). The Cash Flow Hedges have been determined to be fully effective in reducing the risk of currency rate fluctuations with the Euro and the Yen. We have recorded gains of $323,000 related to the Cash Flow Hedges in other comprehensive income for the year ended December 31, 2007.

At December 31, 2007, the notional amount of the Polish Zloty contracts utilized to hedge currency exposure was $35,000,000 (The “Net Investment Hedges”). The Net Investment Hedges have been determined to be fully effective in reducing the risk of currency rate fluctuations with the Zloty. We have recorded total losses of $441,000 related to the Net Investment Hedges in other comprehensive income for the year ended December 31, 2007.

At December 31, 2007, the notional amount of various currency contracts utilized to hedge currency exposure in our Treasury Center was $72,070,000 (the “Treasury Center Hedges”). We have chosen not to seek hedge accounting treatment for the Treasury Center Hedges as these contracts are short term (less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries. We have recorded a total gain of $944,000 related to the Treasury Center Hedges in earnings for the year ended December 31, 2007.

At December 31, 2007, the notional amount of the Brazilian Real contracts utilized to hedge currency exposure in our Brazilian subsidiary was $6,525,000 (The “Brazil Hedges”). We have chosen not to seek hedge accounting treatment for the Brazil Hedges as any gain or loss on these contracts offset closely any gain or loss on matching intercompany exposures in our Brazil subsidiary. We have recorded total loss of $110,000 related to the Brazil Hedges in earnings for the year ended December 31, 2007.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the notional amount of the Canadian Dollar contracts utilized to hedge currency exposure for our Canadian subsidiary relating to an investment denominated in U.S. Dollars was $26,000,000 (The “Fair Value Hedge”). The Fair Value Hedges have been determined to be fully effective in reducing the risk of currency rate fluctuations with the Canadian Dollar. We have recorded a total gain of $490,000 related to the Fair Value Hedge in earnings for the year ended December 31, 2007.

	Derivatives and Hedging Activity
	December 31,		December 31,
	2007		2006
		Gain/(Loss)		Gain/(Loss)
		Amount Held in		Amount Held in
	Notional	OCI or	Notional	OCI or
Description	Amount	Recognized	Amount	Recognized

Undesignated Hedges	$78,595	$834	$14,605	$(71)
Net Investment Hedges	$35,000	$(441)	$74,205	$963
Cash Flow Hedges	$17,788	$323	$10,479	$(106)
Fair Value Hedges	$26,000	$490	$0	$0
Interest Rate Swap	$150,000	$715	$150,000	$(4,318)

Beginning in March 2004, we entered into a series of forward contracts to reduce exposure to variability in the Euro compared to the U.S. Dollar (the “Cash Flow Hedges”). The Cash Flow Hedges cover the Euro and Japanese Yen denominated royalty payments on forecasted Euro and Japanese Yen royalty revenue. The Cash Flow Hedges were designated as cash flow hedges. The Cash Flow Hedges have been consistent with our risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Cash Flow Hedges have been determined to be fully effective as a hedge in reducing the risk of the underlying transactions.

14.	Concentrations of Credit Risk

We are exposed to concentrations of credit risk related to our cash deposits and marketable securities. We place our cash and cash equivalents with respected financial institutions. Our cash and cash equivalents and marketable securities totaled $361,487,000 and $335,746,000 at December 31, 2007 and 2006, respectively, and consisted of time deposits, commercial paper and money market funds through approximately ten major financial institutions. We are also exposed to credit risk related to our royalties receivable from Schering-Plough, which totaled $18,205,000 and $18,692,000 at December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $132,035,000 in the year ended December 31, 2007, representing 17% of our product sales. At December 31, 2007 and December 31, 2006 accounts receivables balances with McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $25,988,000 and $34,851,000, respectively.

15.	Stock and Stock Incentive Programs

In June 2007, our Board of Directors authorized a stock repurchase program. This program authorized us to repurchase up to $200,000,000 of our outstanding common stock in a 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, including restrictions in our debt covenants, and alternate investment opportunities. For the year ended December 31, 2007, we had purchased 6,490,690 shares, for a total amount of $99,557,000.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2006, our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 2003 Equity Incentive Plan. The number of shares of common stock authorized for issuance under the Incentive Plan was 22,304,000 in the aggregate, with 5,004,000 remaining available for grant at December 31, 2007. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and stock bonuses to our key employees, officers, directors, consultants and advisors. Options granted under the Incentive Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, other than with respect to options and stock appreciation rights awards, shares may be issued as awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four-year period from the date of grant.

The following table sets forth information relating to the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, December 31, 2004	13,336	$17.93
Granted	2,192	$18.16
Exercised	(160)	$13.36
Canceled	(736)	$22.28

Shares under option, December 31, 2005	14,632	$17.80

Granted	2,014	$18.54
Exercised	(1,592)	$10.34
Canceled	(1,703)	$21.81

Shares under option, December 31, 2006	13,351	$18.28

Granted	1,094	$15.12
Exercised	(1,241)	$11.63
Canceled	(2,312)	$21.11
Shares under option, December 31, 2007	10,892	$18.13

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at December 31, 2006	8,374	$18.00

Exercisable at December 31, 2007	7,846	$18.26

Awards available for grant at December 31, 2005	513

Awards available for grant at December 31, 2006	4,376

Awards available for grant at December 31, 2007	5,004

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to our restricted stock unit awards during the years ended December 31, 2007, 2006, and 2005 (in thousands, except per share data):

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Nonvested awards at December 31, 2004	51	$17.70
Granted	142	$18.83
Vested	(56)	$17.90
Forfeited	—	$—

Nonvested awards at December 31, 2005	137	$18.76

Granted	70	$16.88
Vested	(47)	$20.14
Forfeited	(47)	$17.99

Nonvested awards at Decemvaber 31, 2006	113	$17.34

Granted	679	$14.01
Vested	(55)	$16.37
Forfeited	(59)	$14.71

Nonvested awards at December 31, 2007	678	$14.31

The schedule below reflects the number of outstanding and exercisable options as of December 31, 2007 segregated by price range (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (years)

$ 8.10 - $17.72	4,768	$13.75	3,107	$12.50	6.51
$18.55 - $23.78	3,666	$18.92	2,547	$18.94	5.73
$23.92 - $46.25	2,458	$25.46	2,192	$25.64	4.70

	10,892		7,846

SFAS No. 123(R) Assumptions and Fair Value:  The fair value of options granted in 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005

Average life of option (years)	5.7	4.1 - 5.7	4.1 - 4.2
Stock price volatility	35% - 37%	37% - 39%	39% - 61%
Expected dividend per share	$0.00	$0.00 - $0.31	$0.31
Risk-free interest rate	4.15 - 4.76%	4.54 - 4.80%	3.77 - 4.40%
Weighted-average fair value of options	$6.21	$7.83	$5.87
Estimated forfeiture rate	35%	5%	NA

NA — Not applicable

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of the stock options outstanding at December 31, 2007 was $4,442,000. The aggregate intrinsic value of the stock options that are both outstanding and exercisable at December 31, 2007 was $4,442,000. During the year ended December 31, 2007 stock options with an aggregate intrinsic value of $7,151,000 were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options that vested in the year ended December 31, 2007, as determined using the Black-Scholes valuation model, was $14,372,000.

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees with an opportunity to purchase common stock at a 15% discount. There are 7,000,000 shares of common stock reserved for issuance under the ESPP, plus an annual increase on the first day of our fiscal year for a period of ten years, commencing on January 1, 2005 and ending on January 1, 2015, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. In 2006, we issued 64,000 shares of common stock for proceeds of $938,000 under the ESPP. In the year ended December 31, 2007, 78,000 shares were issued for proceeds of $858,000.

Restricted Stock Units:  Non-employee members of our board of directors receive compensation in the form of restricted stock units, cash retainers and meeting fees for each meeting they attend during the year. During 2007 and 2006, we granted our non-employee directors 63,132 and 72,194 restricted stock units, respectively. The restricted stock units issued to non-employee directors in these periods had a fair value of $998,000 and $1,220,000, respectively. Each restricted stock unit granted to non-employee directors vests over one year or less, is entitled to dividend equivalent shares and is exchanged for a share of our common stock one year after the director ceases to serve as a member of our Board.

During 2005 we granted certain officers of the company restricted stock units. Each restricted stock unit vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of our common stock upon vesting.

During 2007, we granted certain officers of the company additional restricted stock units under a market performance award. Shares of this restricted stock unit award may vest based upon three years of service and certain stock price appreciation conditions. In addition, during 2007, we granted certain officers and employees of the company restricted stock units. Each share of these restricted stock awards includes a service requirement of three years. As of December 31, 2007 and December 31, 2006, there were 858,076 and 268,524 restricted stock units outstanding, respectively.

A summary of stock compensation expense for our stock incentive plans is presented below (amounts in thousands):

	2007	2006	2005

Employee stock options	$11,012	$18,532	$1,192
Employee stock purchase plan	224	309	—
Phantom and restricted stock units	1,984	2,007	2,139

Total stock-based compensation expense	$13,220	$20,848	$3,331

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense was charged to the following accounts (in thousands):

	2007	2006	2005

Cost of goods sold	$596	$1,256	$252
Selling expenses	3,097	3,390	140
General and administrative expenses	8,708	13,697	2,031
Research and development costs	819	2,505	908

Total stock-based compensation expense	$13,220	$20,848	$3,331

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding at December 31, 2007 is as follows (in thousands):

2008	$7,817
2009	4,838
2010 and thereafter	3,035

$15,690

This calculation of future stock compensation expense is reduced for estimated stock option forfeitures, using an estimated forfeiture rate of 35%.

Dividends:  We did not declare and did not pay dividends in 2007. We declared and paid cash dividends of $0.0775 per share for the first and second quarters of 2006. We also paid cash dividends of $0.0775 per share in the first quarter of 2006 for the dividend declared in the fourth quarter of 2005.

16.	Commitments and Contingencies

We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:

Derivative Actions Related to Ribapharm Bonuses:  We were a nominal defendant in a shareholder derivative lawsuit pending in state court in Orange County, California, styled James Herrig, IRA v. Milan Panic et al. This lawsuit, which was filed on June 6, 2002, purported to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuit asserted claims for breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets. The plaintiff sought, among other things, damages and a constructive trust over cash bonuses paid to the officer and director defendants in connection with the Ribapharm offering. In March 2007, the complaint was dismissed, with prejudice. On January 8, 2008, the Court awarded Plaintiff’s counsel $58,633 in fees.

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

We settled the litigation with respect to ten of the defendants prior to trial. The claims with respect to defendants Milan Panic and Adam Jerney, who received Ribapharm Bonuses of $33,050,000 and $3,000,000, respectively, were tried in Delaware Chancery Court in a one-week trial beginning February 27, 2006. We entered into a settlement agreement with Mr. Panic. Pursuant to which, Mr. Panic paid us $20,000,000. We recorded a

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17,550,000 gain resulting from this settlement in the third quarter of 2006. The amount reflects the settlement proceeds net of related costs associated with the litigation and settlement arrangement.

On March 1, 2007, the Delaware Court of Chancery issued an opinion finding Mr. Jerney liable for breach of fiduciary duty and on March 14, 2007, entered an order requiring Mr. Jerney to pay us a total of $6,983,085. We are pursuing collection of the award.

SEC Investigation:  We are the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in our common stock, the public release of data from our first pivotal Phase III trial for taribavirin, and statements made in connection with the public release of data and matters regarding our stock option grants since January 1, 2000. In September 2006, our board of directors established a Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. We have cooperated fully and will continue to cooperate with the SEC in its investigation. We cannot predict the outcome of the investigation.

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006, respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases before Judge Ronald L. Bauer. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeds to conclusion. The plaintiff in the Pronko action filed an amended complaint on February 6, 2008, which dismissed claims against eighteen defendants. The remaining defendants must respond to the amended complaint by March 17, 2008.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Former ICN Yugoslavia Employees:  In December 2003, sixteen former employees of ICN Yugoslavia filed a complaint in state court in Orange County, California. Plaintiffs allege that we breached a promise by Milan Panic, who allegedly offered plaintiffs full pay and benefits if they boycotted the management installed by the Yugoslavian government following its takeover of ICN Yugoslavia. Plaintiffs’ initial complaint and first amended complaint were both dismissed by the judge in March and October 2004, respectively. However, plaintiffs appealed and the Court of Appeals reversed the trial court’s dismissal. Plaintiffs filed their second amended complaint in January 2006, alleging only unjust enrichment and constructive fraud. The parties submitted this matter to binding arbitration. On December 28, 2007, the arbitrator ruled in favor of Valeant on key threshold legal issues. Plaintiffs have declined to file a motion for reconsideration and Valeant has requested that the arbitrator issue a final order.

Alfa Wasserman:  On December 29, 2005, Alfa Wassermann (“Alfa”) filed suit against our Spanish subsidiary in the Commercial Court of Barcelona, Spain, alleging that our Calcitonina Hubber Nasal 200 UI Monodosis product infringes Alfa’s European patent EP 363.876 (ES 2.053.905) and demanded that we cease selling our product in the Spanish market and pay damages for lost profits caused by competition in the amount of approximately 9 million Euros. We filed a successful counter-claim; however, Alfa has filed an appeal. The Court of Appeals held a hearing in February 2008 and a decision is expected in March or April 2008.

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

17.	Business Segments

We have three reportable specialty pharmaceutical segments comprising our pharmaceutical operations in North America, International and Europe, Middle East and Africa (EMEA). In addition, we have a research and development division. The segment reporting has been reclassified to conform to discontinued operations presentation for all periods presented. See Note 5 for discussion of discontinued operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts of segment revenues, operating income, non-cash charges and capital expenditures for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
		(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$276,671	$264,393	$232,342
International	201,310	239,597	219,319
EMEA	307,789	277,572	280,208

Total specialty pharmaceuticals	785,770	781,562	731,869
Alliance revenues (including ribavirin royalties)	86,452	81,242	91,646

Consolidated revenues	$872,222	$862,804	$823,515

Operating Income (Loss)
Specialty pharmaceuticals
North America	100,855	90,359	69,286
International	34,189	71,697	65,407
EMEA	55,700	45,822	35,937

	190,744	207,878	170,630
Corporate expenses	(75,525)	(75,382)	(54,738)

Total specialty pharmaceuticals	115,219	132,496	115,892
Restructuring charges and asset impairment	(23,176)	(138,181)	(1,253)
Gain on litigation settlement	—	51,550	—
Research and development	(16,728)	(37,891)	(38,491)
Acquired IPR&D	—	—	(126,399)

Consolidated segment operating income (loss)	75,315	7,974	(50,251)
Interest income	17,792	12,610	13,169
Interest expense	(42,878)	(43,726)	(40,326)
Other, net	1,060	1,152	(6,358)

Income (loss) from continuing operations before provision for income taxes	$51,289	$(21,990)	$(83,766)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $132,035,000 in the year ended December 31, 2007, representing 17% of our product sales.

	2007	2006	2005

Depreciation and Amortization
Specialty pharmaceuticals
North America	$34,483	$30,470	$33,950
International	14,291	14,419	13,347
EMEA	24,071	21,963	30,112

	72,845	66,852	77,409
Corporate expenses	3,655	3,912	3,238
Total specialty pharmaceuticals	76,500	70,764	80,647
Research and development	11,468	14,829	16,704

Total	$87,968	$85,593	$97,351

Capital Expenditures
Specialty pharmaceuticals
North America	$3,731	$8,898	$3,279
International	11,309	3,580	8,401
EMEA	15,161	9,534	11,737

	30,201	22,012	23,417
Corporate expenses	2,021	17,738	19,659

Total specialty pharmaceuticals	32,222	39,750	43,076
Research and development	—	1,218	2,449

Total	$32,222	$40,968	$45,525

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total assets and long-lived assets by segment as of December 31, 2007 and 2006 (in thousands):

	December 31,	December 31,
	2007	2006

Total Assets
North America	$367,869	$381,198
International	200,955	203,292
EMEA	493,452	514,600
Corporate	319,335	207,802
Research and Development Division	52,202	122,268
Discontinued operations	60,449	76,532

Total	$1,494,262	$1,505,692

Long-term Assets
North America	$285,712	$288,889
International	57,510	58,607
EMEA	221,596	201,420
Corporate	110,484	75,506
Research and Development Division	24,288	35,105

Total	$699,590	$659,527

The long-term assets table above excludes $226,000 in non-current assets of discontinued operations as of December 31, 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes sales by major product for the each of the last three years (dollar amounts in thousands). It includes any product with annualized sales of greater than $10,000,000 and currently promoted products with annualized sales of greater than $5,000,000. The table is categorized by therapeutic class:

Therapeutic Class/Product	2007	2006	2005
		(Restated)	(Restated)

Neurology
Mestinon(P)	$53,012	$47,625	$43,535
Diastat AcuDial(P)	51,264	50,678	47,631
Cesamet(P)	30,173	18,985	10,009
Librax	17,170	14,835	18,159
Migranal(P)	13,534	11,592	12,949
Dalmane/Dalmadorm(P)	11,432	10,957	12,277
Tasmar(P)	10,262	6,534	5,829
Melleril(P)	8,206	6,431	3,068
Zelapar(P)	5,747	3,981	—
Other Neurology	66,677	63,033	57,431

Total Neurology	267,477	234,651	210,888

Dermatology
Efudix/Efudex(P)	71,714	78,336	60,177
Kinerase(P)	30,126	28,929	22,265
Dermatix(P)	14,043	10,139	9,187
Oxsoralen-Ultra(P)	12,377	10,527	9,365
Other Dermatology	39,059	42,023	38,252

Total Dermatology	167,319	169,954	139,246

Infectious Disease
Virazole(P)	14,350	16,552	16,547
Other Infectious Disease	19,813	20,144	21,459

Total Infectious Disease	34,163	36,696	38,006

Other therapeutic classes
Bedoyecta(P)	42,384	49,935	46,762
Solcoseryl(P)	23,749	18,916	18,983
Bisocard(P)	22,559	15,927	12,847
M.V. I. (multi-vitamin infusion)(P)	11,708	13,350	7,602
Nyal(P)	11,060	10,216	13,747
Espaven(P)	8,458	11,147	9,258
Protamin(P)	6,924	6,384	6,047
Other products	189,969	214,386	228,483

Total other therapeutic classes	316,811	340,261	343,729

Total product sales	$785,770	$781,562	$731,869

Total Promoted Product sales	$453,082	$427,141	$368,085

(P) –	Promoted Products with annualized sales of greater than $5,000,000.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	License Agreements

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

In November 2000, we entered into an agreement that provides Schering-Plough with certain rights to license various products we may develop (the “2000 Schering-Plough Agreement”). Under the terms of the 2000 Schering-Plough Agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that we may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to taribavirin. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, we would receive royalty revenues based on the sales of licensed products.

Under the terms of the 2000 Schering-Plough Agreement, we also granted Schering-Plough and an affiliate rights of first/last refusal to license compounds relating to the treatment of infectious disease (other than hepatitis C) or cancer or other oncology indications as well as rights of first/last refusal with respect to taribavirin (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if we intend to offer a license or other rights with respect to any of these compounds to a third party, we are required to notify Schering-Plough. At Schering-Plough’s request, we are required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If we cannot reach an agreement with Schering-Plough, we are permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, we are required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, we may continue to develop that compound or license that compound to other third parties. The 2000 Schering-Plough Agreement will terminate the later of 12 years from the date of the agreement or the termination of the 1995 License Agreement with Schering-Plough. The 2000 Schering-Plough Agreement was entered into as part of the resolution of claims asserted by Schering-Plough against us, including claims regarding our alleged improper hiring of former Schering-Plough research and development personnel and claims that we were not permitted to conduct hepatitis C research.

In January 2007, we executed a licensing agreement with Schering-Plough for the assignment and license of development and commercialization rights to pradefovir, which we licensed from Metabasis Therapeutics, Inc. (“Metabasis”). Schering-Plough’s license of these rights from us was negotiated pursuant to the 2000 Schering-Plough Agreement. Schering-Plough returned these rights to Metabasis Therapeutics, Inc. (“Metabasis”) in September 2007 after the results of a long-term preclinical study were released.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Alliance Revenue

We have reported the royalties received from the sale of ribavirin separately from our specialty pharmaceuticals product sales revenue since these royalties were first received in 1998. In 2007, we have begun presenting these royalty revenues within a new category of revenues, “alliance revenue.” The following table provides the details of our alliance revenue in 2007, 2006, and 2005, respectively (in thousands):

	2007	2006	2005

Ribavirin royalty	$67,202	$81,242	$91,646
Licensing payment	19,200	—	—
Other	50	—	—

Total alliance revenue	$86,452	$81,242	$91,646

We received a licensing payment of $19,200,000 in the first quarter of 2007 from Schering-Plough as a payment in the licensing of pradefovir. Alliance revenue for the year ended December 31, 2007 also included a $50,000 payment from an unrelated third party for a license to certain intellectual property assets.

In June 2007, we revised our estimate of ribavirin royalties receivable from Schering-Plough, to incorporate certain historical data and payment patterns. This revision increased the royalties recorded in the year ended December 31, 2007 by $246,000.

20.	Subsequent Events

In September 2007, we decided to divest our Infergen product rights and we sold these rights to Three Rivers Pharmaceuticals, LLC on January 14, 2008. We will record a gain in this transaction of approximately $16,000,000 in the first quarter of 2008.

We announced on February 4, 2008 that our board of directors had appointed J. Michael Pearson to the position of chief executive officer and chairman of the board of directors effective February 1, 2008, the date of the resignation of our former chief executive officer, Timothy C. Tyson. Robert A. Ingram, who had served as chairman until Mr. Tyson’s resignation, remains on our board of directors, serving as lead director. In connection with the resignation of Mr. Tyson, we have incurred employment contract termination costs of $3,676,000 which will be expensed in the first quarter of 2008. Additionally, the vesting of Mr. Tyson’s stock compensation awards was accelerated concurrent with his resignation, resulting in an accounting charge of $4,627,000 which will also be recorded in the first quarter of 2008.

In December 2007 we signed an agreement with Invida to sell certain subsidiaries and product rights in Asia, in a transaction that includes certain Valeant subsidiaries, branch offices, and commercial rights in the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also includes certain product rights in Japan. In 2007, we recognized $3,968,000 in contract termination and transaction costs as restructuring charges in support of this transaction. We closed this transaction on March 3, 2008. The assets related to this transaction have been classified as “held for sale” in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in December 2007. We received proceeds of $37,855,000 in the closing of this transaction and anticipate recording a gain of approximately $30,000,000.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Year	Expenses	Accounts	Deductions	of Year
	(In thousands)

Year ended December 31, 2007
Allowance for doubtful accounts	$7,014	$6,082	$481	$(649)	$12,928

Allowance for inventory obsolescence	$14,297	$12,192	$4,895	$(12,556)	$18,828

Deferred tax asset valuation allowance	$161,713	$60,721	$(62,724)	$—	$159,710

Year ended December 31, 2006
Allowance for doubtful accounts	$5,485	$1,641	$478	$(590)	$7,014

Allowance for inventory obsolescence	$12,775	$12,430	$2,023	$(12,931)	$14,297

Deferred tax asset valuation allowance	$148,100	$28,106	$—	(14,493)	$161,713

Year ended December 31, 2005
Allowance for doubtful accounts	$6,014	$598	$(420)	$(707)	$5,485

Allowance for inventory obsolescence	$13,932	$10,145	$1,184	$(12,486)	$12,775

Deferred tax asset valuation allowance	$107,225	$56,181	$—	(15,306)	$148,100

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background of Restatement

As disclosed in the Explanatory Note on page 1 of this Form 10-K, we announced on March 3, 2008 that upon recommendation of the Finance and Audit Committee of the Board of Directors (the “FAC”), on March 1, 2008 the Board of Directors determined that certain of the Company’s annual and interim financial statements, earnings press releases and similar communications previously issued by the Company should no longer be relied upon. During the preparation process for this 2007 annual report on Form 10-K, we identified certain accounting errors (collectively “Errors”) related to certain foreign operations which primarily arose during the period January 1, 2002 to September 30, 2007 and, in aggregate, resulted in a net charge to income from continuing operations before income taxes of $2,090,000 to correct the cumulative effect of the Errors in the fourth quarter of 2007. These included errors impacting annual periods prior to 2007 with a cumulative net charge to income from continuing operations before income taxes of $3,851,000 as of December 31, 2006. The Errors also included items originating in the first, second and third quarters of 2007 with a net benefit to income from continuing operations before income taxes of $1,761,000. These Errors have been determined to be, in the aggregate, material to the quarter and year ended December 31, 2007 and to certain prior periods including the year ended December 31, 2006 and therefore we are restating our results for the years ended December 31, 2003, 2004, 2005 and 2006. The Errors and the cumulative net effect of the corrections through December 31, 2006 and for the nine months ended September 30, 2007 are:

i. Increase in reserves for anticipated product returns based on historical trends and for certain credit memos in Latin America, the cumulative effect of which is a reduction in revenue of $3,953,000 and certain other adjustments of $127,000 through December 31, 2006 and $1,120,000 for the nine months ended September 30, 2007;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which is a reduction of revenues of $290,000 through December 31, 2006 and $1,550,000 for the nine months ended September 30, 2007;

iii. Decrease in costs of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which is a reduction in cost of goods sold and a corresponding increase in gross profit of $4,710,000 for the nine months ended September 30, 2007, with no effect prior to January 1, 2007;

iv. Changes in pension expense in UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which is a decrease in general and administrative expenses of $519,000 through December 31, 2006 and a charge to general and administrative expenses of $279,000 for the nine months ended September 30, 2007; and

v. Increase in income tax expense due to correction of deferred income taxes in certain foreign locations resulting in a cumulative decrease in income of $825,000 through December 31, 2006. Additionally income tax expense is reduced by $1,331,000 through December 31, 2006 and increased by $611,000 for the nine months ended September 30, 2007, resulting from the income tax effects of the pre-tax adjustments described in i.-iv. above.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 because of the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness, as of December 31, 2007, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2007, we did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Remediation Plan

We are in the process of identifying and implementing a plan to address the material weakness in internal control over financial reporting described above. Elements of our remediation plan are expected to be accomplished over time. We are taking the following actions to remediate the material weakness described above:

•	We have engaged professional actuarial and accounting consultants to review our calculation of assets and liabilities under and accounting for our foreign pension plans. We are also working to develop modified controls with regard to our accounting for pension obligations.

•	We have designed and commenced implementation of enhancements to our accounting for product returns and credit memos in foreign markets.

•	We have reviewed the qualifications and performance of our accounting staff in key roles in our foreign locations and identified some critical roles in certain foreign markets where accounting staff will be retrained or new accounting staff will be recruited. We have assigned qualified accounting staff from Corporate and our North American offices to review accounting procedures in certain foreign countries and have begun to enhance our accounting staff in various foreign locales.

•	We have modified our revenue recognition procedures in Italy and other locations in order to ensure that, when required by specific circumstances, we recognize revenue on a cash basis.

•	We have implemented revised review procedures over tax accounting.

In addition, we are undertaking a comprehensive strategic review. This is expected to involve a significant reduction in our geographic footprint and product focus, which will have the effect of reducing the number of foreign locations where remediation actions are required.

Management has developed a plan for the implementation of the remediation procedures described above (to the extent not already implemented), which has been presented to our Finance and Audit Committee. This committee will monitor our implementation of remediation measures. We believe that the controls that we are implementing will improve the effectiveness of our internal control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required under this Item is set forth in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting controller. The code of ethics has been posted on our internet website found at www.valeant.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on its website.

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

3. Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.8	Agreement among Schering Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10	.15†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.16†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10	.17†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.18†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.19		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc. previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
**10	.20	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.21		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

10	.22†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.23†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
10	.24†	Description of Registrant’s Executive Incentive Plan, previously described in Item 5.02 of Registrant’s Current Report on Form 8-K, dated March 28, 2007, which is incorporated herein by reference.
10	.25†	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
10	.26†	Form of Restricted Stock Unit Award Agreement for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
**10	.27	Asset Purchase Agreement dated December 19, 2007 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America.
**10	.28	Side Letter dated January 11, 2008 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America.
10	.29†	Employment Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.30†	Separation Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.31†	Release Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.32†	Separation and Release Agreement, dated as of December 13, 2007, between Valeant Pharmaceuticals International and Wesley P. Wheeler.
21		Subsidiaries of the Registrant.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International

By	/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Michael Pearson J. Michael Pearson	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date: March 17, 2008

/s/ Peter J. Blott Peter J. Blott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 17, 2008

/s/ Robert A. Ingram Robert A. Ingram	Lead Director	Date: March 17, 2008

/s/ Richard H. Koppes Richard H. Koppes	Director	Date: March 17, 2008

/s/ Lawrence N. Kugelman Lawrence N. Kugelman	Director	Date: March 17, 2008

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	Date: March 17, 2008

/s/ G. Mason Morfit G. Mason Morfit	Director	Date: March 17, 2008

/s/ Norma A. Provencio Norma A. Provencio	Director	Date: March 17, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
**10	.5	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.6	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.8	Agreement among Schering-Plough Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.9	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.

Exhibit
Number		Description

10.10		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.11		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.12		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.13		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.14		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10	.15†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.16†	Agreement between Valeant Pharmaceuticals International and Bary G. Bailey, dated October 22, 2002, previously filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A, which is incorporated herein by reference.
10	.17†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.18†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005) and Wesley Wheeler (entered into on June 16, 2005), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage and Wheeler, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10.19		Agreement and Plan of Merger among Valeant Pharmaceuticals International, BW Acquisition Sub, Inc. and Xcel Pharmaceuticals, Inc. previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2005, which is incorporated herein by reference.
**10	.20	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.21		Amended and Restated Diastat Asset Purchase Agreement, dated March 31, 2001, by and among Xcel Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Elan Pharma International Limited, previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which is incorporated herein by reference.
10	.22†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2006, which is incorporated herein by reference.
10	.23†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
10	.24†	Description of Registrant’s Executive Incentive Plan, previously described in Item 5.02 of Registrant’s Current Report on Form 8-K, dated March 28, 2007, which is incorporated herein by reference.

Exhibit
Number		Description

10	.25†	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
10	.26†	Form of Restricted Stock Unit Award Agreement for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
**10	.27	Asset Purchase Agreement dated December 19, 2007 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America.
**10	.28	Side Letter dated January 11, 2008 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America.
10	.29†	Employment Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.30†	Separation Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.31†	Release Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.32†	Separation and Release Agreement, dated as of December 13, 2007, between Valeant Pharmaceuticals International and Wesley P. Wheeler.
21		Subsidiaries of the Registrant.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.