Form 10-Q/A
period 2007-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2008-04-14
CIK 930184

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of April 4, 2008 was 89,286,410.

VALEANT PHARMACEUTICALS INTERNATIONAL

Explanatory Note

We are amending our quarterly report on Form 10-Q for the quarter ended March 31, 2007, which was originally filed on May 9, 2007 (the “Original Filing”) to restate our unaudited consolidated condensed financial statements for the three-month periods ended March 31, 2007 and 2006 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements contained in this amended quarterly report for a detailed discussion of the effect of the restatement.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, and primarily arose during the period January 1, 2002 to September 30, 2007. On March 17, 2008, we filed our annual report on Form 10-K for the year ended December 31, 2007. The annual report contained restated consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and restated selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003. The annual report also contained restated quarterly financial data for the three-month periods ended March 31, 2007 and 2006 and other quarterly periods. The reader should read the annual report in conjunction with this amended quarterly report. As a result of the restatement, the discussion and data in the reports containing our restated financial information may differ from the discussions and data from our previously filed reports.

For more information on these matters, please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, and Item 4, Controls and Procedures, as well as Note 2.

In addition to the restated financials in our 2007 annual report on Form 10-K and this amended quarterly report on Form 10-Q/A, we are also amending our quarterly reports on Form 10-Q for the quarters ended June 30 and September 30, 2007, originally filed on August 7, 2007 and November 8, 2007, respectively, to restate our unaudited consolidated condensed financial statements for those periods and the corresponding periods in 2006.

With the exception of this amended quarterly report for the quarter ended March 31, 2007 and our amended quarterly reports for the quarters ended June 30 and September 30, 2007, we are not amending and do not intend to amend any of our previously filed annual reports on Form 10-K or other quarterly reports on Form 10-Q. As we have previously announced, the consolidated financial statements and related information contained in such previously filed reports should no longer be relied upon.

Identification of Material Weakness

In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2007, we identified a material weakness in our disclosure controls and procedures and internal control over financial reporting as of December 31, 2007 and reported this to our Finance and Audit Committee. The material weakness, which arose primarily as a result of our lack of a sufficient complement of personnel in our foreign locations and monitoring controls at the corporate level and is further described below in Item 4 of this Form 10-Q/A, resulted in the restatement of the financial information included in this report. We are in the process of identifying and implementing a plan to address the material weakness. This remediation is discussed in more detail in Item 4.

The amounts appearing in this amended quarterly report on Form 10-Q/A also reflect our September 2007 reclassification of our Infergen operations to conform to discontinued operations for all historical periods presented.

All of the information in this amended quarterly report on Form 10-Q/A is as of March 31, 2007 and does not reflect events occurring after the filing date of the Original Filing, other than the restatement and the reclassification of our Infergen operations, or modify or update other disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, and 32.1 described below) affected by subsequent events. For the convenience of the reader, this amended quarterly report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the restatement:

Part I — Item 1 — Unaudited Financial Statements;

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I — Item 4 — Controls and Procedures; and

Part II — Item 6 — Exhibits.

This amended quarterly report on Form 10-Q/A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007 and subsequent filings with the SEC. In addition, in accordance with applicable SEC rules, this amended quarterly report on Form 10-Q/A includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, and 32.1.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(In thousands, except par value data)

	March 31,	December 31,
	2007	2006
	(Restated)(1)	(Restated)(1)
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$354,797	$325,376
Marketable securities	8,955	10,370
Accounts receivable, net	185,008	227,151
Inventories, net	134,117	130,747
Assets held for sale and assets of discontinued operations	83,537	124,821
Prepaid expenses and other current assets	18,601	16,398
Current deferred tax assets, net	83,890	8,550
Income taxes	12,078	2,526

Total current assets	880,983	845,939
Property, plant and equipment, net	93,291	94,121
Deferred tax assets, net	20,699	21,218
Goodwill	75,346	75,346
Intangible assets, net	433,168	414,915
Other assets	49,881	53,927
Assets of discontinued operations	—	226

Total non-current assets	672,385	659,753

	$1,553,368	$1,505,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$39,762	$60,621
Accrued liabilities	130,283	146,705
Notes payable and current portion of long-term debt	2,908	9,237
Income taxes	4,915	39,646
Liabilities held for sale and liabilities of discontinued operations	12,472	—
Current liabilities for uncertain tax positions	80,413	—

Total current liabilities	270,753	256,209
Long-term debt, less current portion	778,756	778,196
Deferred tax liabilities, net	3,630	3,705
Liabilities for uncertain tax positions	29,154	—
Other liabilities	23,939	24,506
Liabilities of discontinued operations	—	12,686

Total non-current liabilities	835,479	819,093

Total liabilities	1,106,232	1,075,302

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 94,786 (March 31, 2007) and 94,416 (December 31, 2006) shares outstanding (after deducting shares in treasury of 1,094 as of March 31, 2007 and December 31, 2006)	949	944
Additional capital	1,271,508	1,263,318
Accumulated deficit	(844,049)	(851,812)
Accumulated other comprehensive income	18,728	17,940

Total stockholders’ equity	447,136	430,390

	$1,553,368	$1,505,692

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Restated)(1)	(Restated)(1)

Revenues:
Product sales	$167,933	$167,454
Alliance revenue (including ribavirin royalties)	36,470	18,091

Total revenues	204,403	185,545

Costs and expenses:
Cost of goods sold (excluding amortization)	46,901	54,413
Selling expenses	58,440	59,891
General and administrative expenses	26,115	28,387
Research and development costs	20,990	27,693
Gain on litigation settlements	—	(34,000)
Restructuring charges and asset impairment	7,238	26,466
Amortization expense	17,481	15,873

Total costs and expenses	177,165	178,723

Income from operations	27,238	6,822
Other income, net including translation and exchange	1,136	938
Interest income	4,511	2,657
Interest expense	(10,952)	(10,437)

Income (loss) from continuing operations before income taxes and minority interest	21,933	(20)
Provision for income taxes	8,410	7,395

Income (loss) from continuing operations	13,523	(7,415)
Income (loss) from discontinued operations	(4,200)	1,269

Net income (loss)	$9,323	$(6,146)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.08)
Income (loss) from discontinued operations	(0.04)	0.01

Net income (loss) per share:	$0.10	$(0.07)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.08)
Income (loss) from discontinued operations	(0.04)	0.01

Net income (loss) per share:	$0.10	$(0.07)

Shares used in per share computations — basic	94,730	92,878

Shares used in per share computation — diluted	96,019	92,878

Dividends paid per share of common stock	$—	$0.08

Dividends declared per share of common stock	$—	$0.08

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
	(Restated)(1)	(Restated)(1)

Net income (loss)	$9,323	$(6,146)
Other comprehensive income (loss):
Foreign currency translation adjustments	118	2,369
Unrealized gain on marketable equity securities and other	227	443
Pension liability adjustment	443	—

Comprehensive income (loss)	$10,111	$(3,334)

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
	(Restated)(1)	(Restated)(1)

Cash flows from operating activities:
Net income (loss)	$9,323	$(6,146)
Income (loss) from discontinued operations	(4,200)	1,269

Income (loss) from continuing operations	13,523	(7,415)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	21,395	21,816
Provision for losses on accounts receivable and inventory	1,568	3,597
Stock compensation expense	3,917	5,574
Translation and exchange gains, net	(1,136)	(937)
Impairment charges and other non-cash items	(447)	20,378
Deferred income taxes	33,022	5,963
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	41,909	21,923
Inventories	(4,213)	(5,725)
Prepaid expenses and other assets	(3,373)	627
Trade payables and accrued liabilities	(31,467)	(13,474)
Income taxes	(44,376)	(12,452)
Other liabilities	785	610

Cash flow from operating activities in continuing operations	31,107	40,485
Cash flow from operating activities in discontinued operations	(4,132)	72

Net cash provided by operating activities	26,975	40,557

Cash flows from investing activities:
Capital expenditures	(4,431)	(13,351)
Proceeds from sale of assets	38,493	135
Proceeds from investments	8,631	2,260
Purchase of investments	(6,800)	(3,900)
Acquisition of businesses, license rights and product lines	(31,325)	—

Cash flow from investing activities in continuing operations	4,568	(14,856)
Cash flow from investing activities in discontinued operations	(135)	(1)

Net cash provided by (used in) investing activities	4,433	(14,857)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(7,601)	(157)
Proceeds from capitalized lease financing, long-term debt and notes payable	395	—
Stock option exercises and employee stock purchases	4,214	430
Dividends paid	—	(7,173)

Cash flow from financing activities in continuing operations	(2,992)	(6,900)
Cash flow from financing activities in discontinued operations	(14)	—

Net cash used in financing activities	(3,006)	(6,900)

Effect of exchange rate changes on cash and cash equivalents	816	715

Net increase in cash and cash equivalents	29,218	19,515
Cash and cash equivalents at beginning of period	325,579	224,341

Cash and cash equivalents at end of period	354,797	243,856
Cash and cash equivalents classified as part of discontinued operations	—	(69)

Cash and cash equivalents of continuing operations	$354,797	$243,787

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant,” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

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

In order to estimate the fair value of stock options we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

fully transferable. Option valuation models require the input of subjective assumptions which can vary over time. Additional information about our stock option programs and the assumptions used in determining the fair value of stock-based compensation are contained in Note 9.

Discontinued Operations:  In September 2007, we decided to divest our Infergen product rights. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented. More details on discontinued operations are available in Note 5.

Assets Held for Sale:  In December 2006, we entered into a letter of intent for the sale for our manufacturing plants in Puerto Rico and Birsfelden, Switzerland. At December 31, 2006 and March 31, 2007, the net book values of these facilities as well as the assets associated with the discontinued operations of the Infergen operations were classified as assets held for sale in the accompanying consolidated condensed financial statements.

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

FIN 48 became effective for Valeant as of January 1, 2007. The change in net assets as a result of applying this pronouncement is recorded as a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of accumulated deficit. As a result of the adoption of FIN 48, we recognized an increase of $1,561,000 to the beginning balance of accumulated deficit on the balance sheet. Additional information about the adoption of FIN 48 and its effect on our financial statements is contained in Note 8.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

2.	Restatement of Consolidated Financial Statements

During the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, we concluded that certain errors identified subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2006 were material to certain prior periods, including the year ended December 31, 2006.

The errors and the cumulative effect of the corrections as of March 31, 2007 are identified as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends in Latin America, the cumulative effect of which as of March 31, 2007 is a reduction in revenue of $4,262,000;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which as of March 31, 2007 is a reduction of revenues of $96,000;

iii. Decrease in cost of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which as of March 31, 2007 is a reduction in cost of goods sold and a corresponding increase in gross profit of $1,926,000;

iv. Changes in pension expense in the UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which as of March 31, 2007 is a decrease in general and administrative expenses of $446,000; and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

v. Reduction in cumulative income tax expense as of March 31, 2007 of $221,000 resulting from the income tax effects of the pre-tax adjustments described above. Additionally, income tax expense increased by $825,000 due to corrections of deferred taxes in certain foreign locations.

	Three Months	Three Months				Total
	Ended	Ended				Additional
	March 31,	March 31,	Year Ended December 31,			Income
Income (Expense)	2007	2006	2006	2005	Prior Periods	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(182)	$(241)	$(1,554)	$(371)	$(2,155)	$(4,262)
Reversal of revenue in Italy	194	—	(290)	—	—	(96)
Cost of goods bookkeeping in the UK and France	1,926	—	—	—	—	1,926
European pension accounting	(73)	(57)	1,401	(256)	(626)	446

Total impact before taxes	1,865	(298)	(443)	(627)	(2,781)	(1,986)
Tax effect on above	(1,110)	123	204	139	988	221
Other deferred tax items	—	—	(764)	(61)	—	(825)

Total impact of restatement	$755	$(175)	$(1,003)	$(549)	$(1,793)	$(2,590)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific income statement accounts as previously reported and as affected by the restatement for the error corrections and for the reclassification of Infergen for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Product sales
As previously reported	$176,892	$181,400
Adjustments for error correction	11	(241)

	176,903	181,159
Adjustments for restatement for discontinued operations	(8,970)	(13,705)

As restated	$167,933	$167,454

Cost of goods sold
As previously reported	$52,098	$58,601
Adjustments for error correction	(1,927)	—

	50,171	58,601
Adjustments for restatement for discontinued operations	(3,270)	(4,188)

As restated	$46,901	$54,413

Selling expenses
As previously reported	$64,434	$64,275
Adjustments for error correction	—	—

	64,434	64,275
Adjustments for restatement for discontinued operations	(5,994)	(4,384)

As restated	$58,440	$59,891

General and administrative expenses
As previously reported	$26,187	$28,446
Adjustments for error correction	73	57

	26,260	28,503
Adjustments for restatement for discontinued operations	(145)	(116)

As restated	$26,115	$28,387

Research and development expenses
As previously reported	$23,110	$29,554
Adjustments for error correction	—	—

	23,110	29,554
Adjustments for restatement for discontinued operations	(2,120)	(1,861)

As restated	$20,990	$27,693

Amortization expense
As previously reported	$19,131	$17,523
Adjustments for error correction	—	—

	19,131	17,523
Adjustments for restatement for discontinued operations	(1,650)	(1,650)

As restated	$17,481	$15,873

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2007	2006

Income from operations, before interest, taxes and other items
As previously reported	$21,164	$8,626
Adjustments for error correction	1,865	(298)

	23,029	8,328
Adjustments for restatement for discontinued operations	4,209	(1,506)

As restated	$27,238	$6,822

Income (loss) from continuing operations before income taxes and minority interest
As previously reported	$15,859	$1,784
Adjustments for error correction	1,865	(298)

	17,724	1,486
Adjustments for restatement for discontinued operations	4,209	(1,506)

As restated	$21,933	$(20)

Provision for income taxes
As previously reported	$7,292	$7,543
Adjustments for error correction	1,110	(123)

	8,402	7,420
Adjustments for restatement for discontinued operations	8	(25)

As restated	$8,410	$7,395

Income (loss) from continuing operations
As previously reported	$8,567	$(5,759)
Adjustments for error correction	755	(175)

	9,322	(5,934)
Adjustments for restatement for discontinued operations	4,201	(1,481)

As restated	$13,523	$(7,415)

Income (loss) from discontinued operations
As previously reported	$1	$(212)
Adjustments for error correction	—	—

	1	(212)
Adjustments for restatement for discontinued operations	(4,201)	1,481

As restated	$(4,200)	$1,269

Net income (loss)
As previously reported	$8,568	$(5,971)
Adjustments for error correction	755	(175)

	9,323	(6,146)
Adjustments for restatement for discontinued operations	—	—

As restated	$9,323	$(6,146)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the earnings per share information as reported and as affected by the restatement for the error corrections and for the reclassification of Infergen for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Basic and diluted income (loss) per share — as previously reported
From continuing operations	$0.09	$(0.06)
From discontinued operations	—	—

Net income (loss)	$0.09	$(0.06)
Basic and diluted income (loss) per share — adjustments for error correction
From continuing operations	$0.01	$—
From discontinued operations	—	(0.01)

Net income (loss)	$0.01	$(0.01)
Basic and diluted income (loss) per share — as restated for adjustments for error correction
From continuing operations	$0.10	$(0.06)

From discontinued operations	—	(0.01)

Net income (loss)	$0.10	$(0.07)
Basic and diluted income per share — adjustments for restatement for discontinued operations
From continuing operations	$0.04	$(0.02)
From discontinued operations	(0.04)	0.02

Net income	$—	$—
Basic and diluted income (loss) per share — as restated for error correction and discontinued operations
From continuing operations	$0.14	$(0.08)
From discontinued operations	(0.04)	0.01

Net income (loss)	$0.10	$(0.07)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific balance sheet accounts as reported and as affected by the restatement for the error corrections, for the reclassification of Infergen and for certain adjustments for changes in balance sheet classification as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Cash and cash equivalents
As previously reported	$355,432	$326,002
Adjustments for error correction and balance sheet reclassification	(635)	(626)

	354,797	325,376
Adjustments for restatement for discontinued operations	—	—

As restated	$354,797	$325,376

Marketable securities
As previously reported	$8,321	$9,743
Adjustments for error correction and balance sheet reclassification	634	627

	8,955	10,370
Adjustments for restatement for discontinued operations	—	—

As restated	$8,955	$10,370

Accounts receivable, net
As previously reported	$185,384	$227,452
Adjustments for error correction and balance sheet reclassification	(376)	(301)

	185,008	227,151
Adjustments for restatement for discontinued operations	—	—

As restated	$185,008	$227,151

Inventories, net
As previously reported	$142,111	$142,679
Adjustments for error correction and balance sheet reclassification	1,962	—

	144,073	142,679
Adjustments for restatement for discontinued operations	(9,956)	(11,932)

As restated	$134,117	$130,747

Assets held for sale and assets of discontinued operations
As previously reported	$11,441	$49,104
Adjustments for error correction and balance sheet reclassification	(591)	(589)

	10,850	48,515
Adjustments for restatement for discontinued operations	72,687	76,306

As restated	$83,537	$124,821

Current deferred tax assets, net
As previously reported	$84,107	$8,071
Adjustments for error correction and balance sheet reclassification	(217)	479

	83,890	8,550
Adjustments for restatement for discontinued operations	—	—

As restated	$83,890	$8,550

Property, plant and equipment, net
As previously reported	$93,456	$94,279
Adjustments for error correction and balance sheet reclassification	—	—

	93,456	94,279
Adjustments for restatement for discontinued operations	(165)	(158)

As restated	$93,291	$94,121

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006

Deferred tax assets, net
As previously reported	$21,353	$21,514
Adjustments for error correction and balance sheet reclassification	(654)	(296)

	20,699	21,218
Adjustments for restatement for discontinued operations	—	—

As restated	$20,699	$21,218

Goodwill
As previously reported	$80,162	$80,162
Adjustments for error correction and balance sheet reclassification	—	—

	80,162	80,162
Adjustments for restatement for discontinued operations	(4,816)	(4,816)

As restated	$75,346	$75,346

Intangible assets, net
As previously reported	$490,918	$474,315
Adjustments for error correction and balance sheet reclassification	—	—

	490,918	474,315
Adjustments for restatement for discontinued operations	(57,750)	(59,400)

As restated	$433,168	$414,915

Other assets
As previously reported	$48,402	$52,966
Adjustments for error correction and balance sheet reclassification	1,479	961

	49,881	53,927
Adjustments for restatement for discontinued operations	—	—

As restated	$49,881	$53,927

Accrued liabilities
As previously reported	$126,198	$142,532
Adjustments for error correction and balance sheet reclassification	4,085	4,173

	130,283	146,705
Adjustments for restatement for discontinued operations	—	—

As restated	$130,283	$146,705

Income taxes
As previously reported	$4,722	$39,818
Adjustments for error correction and balance sheet reclassification	193	(172)

	4,915	39,646
Adjustments for restatement for discontinued operations	—	—

As restated	$4,915	$39,646

Liabilities held for sale and liabilities of discontinued operations
As previously reported	$—	$—
Adjustments for error correction and balance sheet reclassification	12,472	—

	12,472	—
Adjustments for restatement for discontinued operations	—	—

As restated	$12,472	$—

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006

Deferred tax liabilities, net
As previously reported	$3,177	$3,255
Adjustments for error correction and balance sheet reclassification	453	450

	3,630	3,705
Adjustments for restatement for discontinued operations	—	—

As restated	$3,630	$3,705

Other liabilities
As previously reported	$18,004	$18,182
Adjustments for error correction and balance sheet reclassification	5,935	6,324

	23,939	24,506
Adjustments for restatement for discontinued operations	—	—

As restated	$23,939	$24,506

Liabilities of discontinued operations
As previously reported	$18,112	$18,343
Adjustments for error correction and balance sheet reclassification	(18,112)	(5,657)

	—	12,686
Adjustments for restatement for discontinued operations	—	—

As restated	$—	$12,686

Accumulated deficit
As previously reported	$(841,460)	$(848,467)
Adjustments for error correction and balance sheet reclassification	(2,589)	(3,345)

	(844,049)	(851,812)
Adjustments for restatement for discontinued operations	—	—

As restated	$(844,049)	$(851,812)

Accumulated other comprehensive income
As previously reported	$19,563	$19,458
Adjustments for error correction and balance sheet reclassification	(835)	(1,518)

	18,728	17,940
Adjustments for restatement for discontinued operations	—	—

As restated	$18,728	$17,940

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Information on cash flows as set forth in our Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006 (in thousands), presenting the impact of the restatement for the error corrections, for the reclassification of Infergen and for certain adjustments for changes in balance sheet classification is as follows:

	Three Months Ended March 31, 2007
		Adjustments for		Adjustments for
		Error Correction	As Restated for	Restatement for
	As Previously	and Balance Sheet	Adjustments for	Discontinued
	Reported	Reclassification	Error Correction	Operations	As Restated

Cash flows from operating activities:
Net income	$8,568	$755	$9,323	$—	$9,323
Income (loss) from discontinued operations	1	—	1	(4,201)	(4,200)

Income from continuing operations	8,567	755	9,322	4,201	13,523
Adjustments to reconcile income from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	23,195	—	23,195	(1,800)	21,395
Provision for losses on accounts receivable and inventory	1,568	—	1,568	—	1,568
Stock compensation expense	3,981	—	3,981	(64)	3,917
Translation and exchange gains, net	(1,136)	—	(1,136)	—	(1,136)
Impairment charges and other non-cash items	(447)	—	(447)	—	(447)
Deferred income taxes	31,910	1,112	33,022	—	33,022
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	41,517	76	41,593	316	41,909
Inventories	(311)	(1,926)	(2,237)	(1,976)	(4,213)
Prepaid expenses and other assets	(3,176)	(197)	(3,373)	—	(3,373)
Trade payables and accrued liabilities	(34,641)	(87)	(34,728)	3,261	(31,467)
Income taxes	(44,373)	(3)	(44,376)	—	(44,376)
Other liabilities	532	253	785	—	785

Cash flow from operating activities in continuing operations	27,186	(17)	27,169	3,938	31,107
Cash flow from operating activities in discontinued operations	(211)	17	(194)	(3,938)	(4,132)

Net cash provided by operating activities	26,975	—	26,975	—	26,975

Cash flows from investing activities:
Capital expenditures	(4,566)	—	(4,566)	135	(4,431)
Proceeds from sale of assets	38,493	—	38,493	—	38,493
Proceeds from investments	8,631	—	8,631	—	8,631
Purchase of investments	(6,800)	—	(6,800)	—	(6,800)
Acquisition of businesses, license rights and product lines	(31,325)	—	(31,325)	—	(31,325)

Cash flow from investing activities in continuing operations	4,433	—	4,433	135	4,568
Cash flow from investing activities in discontinued operations	—	—	—	(135)	(135)

Net cash provided by investing activities	4,433	—	4,433	—	4,433

Cash flows from financing activities:
Payments on long-term debt and notes payable	(7,750)	—	(7,750)	149	(7,601)
Proceeds from capitalized lease financing, long-term debt and notes payable	530	—	530	(135)	395
Stock option exercises and employee stock purchases	4,214	—	4,214	—	4,214
Dividends paid	—	—	—	—	—

Cash flow from financing activities in continuing operations	(3,006)	—	(3,006)	14	(2,992)
Cash flow from financing activities in discontinued operations	—	—	—	(14)	(14)

Net cash used in financing activities	(3,006)	—	(3,006)	—	(3,006)

Effect of exchange rate changes on cash and cash equivalents	825	(9)	816	—	816

Net increase in cash and cash equivalents	29,227	(9)	29,218	—	29,218
Cash and cash equivalents at beginning of period	326,205	(626)	325,579	—	325,579

Cash and cash equivalents at end of period	355,432	(635)	354,797	—	354,797
Cash and cash equivalents classified as part of discontinued operations	—	—	—	—	—

Cash and cash equivalents of continuing operations	$355,432	$(635)	$354,797	$—	$354,797

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2006
		Adjustments for		Adjustments for
		Error Correction	As Restated for	Restatement for
	As Previously	and Balance Sheet	Adjustments for	Discontinued
	Reported	Reclassification	Error Correction	Operations	As Restated

Cash flows from operating activities:
Net loss	$(5,971)	$(175)	$(6,146)	$—	$(6,146)
Income (loss) from discontinued operations	(212)	—	(212)	1,481	1,269

Loss from continuing operations	(5,759)	(175)	(5,934)	(1,481)	(7,415)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	23,482	—	23,482	(1,666)	21,816
Provision for losses on accounts receivable and inventory	3,597	—	3,597	—	3,597
Stock compensation expense	5,618	—	5,618	(44)	5,574
Translation and exchange gains, net	(937)	—	(937)	—	(937)
Impairment charges and other non-cash items	20,378	—	20,378	—	20,378
Deferred income taxes	5,577	386	5,963	—	5,963
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	13,778	—	13,778	8,145	21,923
Inventories	(3,736)	—	(3,736)	(1,989)	(5,725)
Prepaid expenses and other assets	963	(336)	627	—	627
Trade payables and accrued liabilities	(10,513)	369	(10,144)	(3,330)	(13,474)
Income taxes	(12,452)	—	(12,452)	—	(12,452)
Other liabilities	842	(232)	610	—	610

Cash flow from operating activities in continuing operations	40,838	12	40,850	(365)	40,485
Cash flow from operating activities in discontinued operations	(281)	(12)	(293)	365	72

Net cash provided by operating activities	40,557	—	40,557	—	40,557

Cash flows from investing activities:
Capital expenditures	(13,351)	—	(13,351)	—	(13,351)
Proceeds from sale of assets	135	—	135	—	135
Proceeds from investments	2,260	—	2,260	—	2,260
Purchase of investments	(3,900)	—	(3,900)	—	(3,900)
Acquisition of businesses, license rights and product lines	—	—	—	—	—

Cash flow from investing activities in continuing operations	(14,856)	—	(14,856)	—	(14,856)
Cash flow from investing activities in discontinued operations	(1)	—	(1)	—	(1)

Net cash used in investing activities	(14,857)	—	(14,857)	—	(14,857)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(157)	—	(157)	—	(157)
Proceeds from capitalized lease financing, long-term debt and notes payable	—	—	—	—	—
Stock option exercises and employee stock purchases	430	—	430	—	430
Dividends paid	(7,173)	—	(7,173)	—	(7,173)

Cash flow from financing activities in continuing operations	(6,900)	—	(6,900)	—	(6,900)
Cash flow from financing activities in discontinued operations	—	—	—	—	—

Net cash used in financing activities	(6,900)	—	(6,900)	—	(6,900)

Effect of exchange rate changes on cash and cash equivalents	728	(13)	715	—	715

Net increase in cash and cash equivalents	19,528	(13)	19,515	—	19,515
Cash and cash equivalents at beginning of period	224,903	(562)	224,341	—	224,341

Cash and cash equivalents at end of period	244,431	(575)	243,856	—	243,856
Cash and cash equivalents classified as part of discontinued operations	(69)	—	(69)	—	(69)

Cash and cash equivalents of continuing operations	$244,362	$(575)	$243,787	$—	$243,787

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring

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

	Three Months	Year	Three Months	Cumulative
	Ended	Ended	Ended	Total
	March 31,	December 31,	March 31,	Incurred
	2006	2006	2007
		(In thousands)

Employee severances (approximately 480 employees)	$6,644	$16,997	$3,781	$20,778
Contract cancellation and other cash costs	—	1,662	2,081	3,743

Subtotal: cash charges	6,644	18,659	5,862	24,521
Abandoned software and other capital assets	19,822	22,178	—	22,178
Impairment of manufacturing and research facilities	—	97,344	1,376	98,720

Subtotal: non-cash charges	19,822	119,522	1,376	120,898

Total:	$26,466	$138,181	$7,238	$145,419

The restructuring charges for the three months ended March 31, 2007 represent charges of $3,042,000, $2,177,000 and $2,019,000 in respect of the North America, EMEA and Corporate reporting segments respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

	Three Months Ended
	December 31,	March 31,
	2006	2007

Opening accrual	$4,453	$5,216
Charges to earnings	3,699	6,024
Cash paid	(2,936)	(5,309)

Closing accrual	$5,216	$5,931

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

4.	Acquisitions

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

5.	Discontinued Operations

In September 2007, we decided to divest our Infergen product rights. The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In the three months ended March 31, 2007 and 2006, the results from discontinued operations primarily related to Infergen.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Infergen:
Product sales	$8,970	$13,705
Costs and expenses:
Cost of goods sold (excluding amortization)	3,270	4,188
Selling expenses	5,994	4,384
General and administrative expenses	145	116
Research and development costs	2,120	1,861
Amortization expense	1,650	1,650

Total costs and expenses	13,179	12,199

Income (loss) from discontinued operations, Infergen	(4,209)	1,506
Other discontinued operations:
Other loss	—	(243)

Consolidated discontinued operations:
Income (loss) from discontinued operations	(4,209)	1,263

Provision for income taxes	8	(25)

Income (loss) from discontinued operations	(4,201)	1,238
Disposal of discontinued operations, net	1	31

Income (loss) from discontinued operations, net	$(4,200)	$1,269

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2007 and December 31, 2006 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	March 31,	December 31,
	2007	2006
	(Restated)	(Restated)

ASSETS
Cash	$—	$203
Accounts receivable, net	—	21
Inventories, net	9,956	11,932
Prepaid expenses and other current assets	—	2
Property, plant and equipment, net	165	158
Goodwill	4,816	4,816
Intangible assets, net	57,750	59,400

Assets of discontinued operations	$72,687	$76,532

LIABILITIES
Accrued liabilities	12,472	12,686

Liabilities of discontinued operations	$12,472	$12,686

Environmental contamination has been identified in the soil under a facility built by the Company which housed operations of the discontinued biomedicals segment and is currently vacant. Remediation of the site will involve excavation and disposal of the waste at appropriately licensed sites some distance from the facility. Environmental reserves have been provided for remediation and related costs that we can reasonably estimate. Remediation costs are applied against these environmental reserves as they are incurred. As assessments and remediation progress, these liabilities will be reviewed and adjusted to reflect additional information that becomes available. We expect that the major work on these projects will be completed in 2007. Total environmental reserves for this site were $12,472,000 and $12,660,000 as of March 31, 2007 and December 31, 2006, respectively, and are included in the liabilities of discontinued operations. Although we believe that the reserves are adequate, there can be no assurance that the amount of expenditures and other expenses which will be required relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss that may be incurred in excess of amounts provided for as of March 31, 2007 cannot be reasonably estimated.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
	(Restated)	(Restated)

Income:
Numerator for basic and dilutive earnings per share
Income (loss) from continuing operations	$13,523	$(7,415)
Income (loss) from discontinued operations	(4,200)	1,269

Net income (loss)	$9,323	$(6,146)

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	94,574	92,770
Vested stock equivalents (not issued)	156	108

Denominator for basic earnings per share	94,730	92,878
Denominator for diluted earnings per share:
Employee stock options	1,232	—
Other dilutive securities	57	—

Dilutive potential common shares	1,289	—

Denominator for diluted earnings per share:	96,019	92,878

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.08)
Income (loss) from discontinued operations	(0.04)	0.01

Net income (loss) per share	$0.10	$(0.07)

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

The following tables present the details of certain amounts included in the consolidated balance sheet at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
	(Restated)	(Restated)

Accounts receivable, net:
Trade accounts receivable	$151,971	$180,466
Royalties receivable	16,885	22,212
Other receivables	23,637	31,487

	192,493	234,165
Allowance for doubtful accounts	(7,485)	(7,014)

	$185,008	$227,151

Inventories, net:
Raw materials and supplies	$36,193	$37,045
Work-in-process	23,146	21,477
Finished goods	88,840	86,522

	148,179	145,044
Allowance for inventory obsolescence	(14,062)	(14,297)

	$134,117	$130,747

Property, plant and equipment, net:
Property, plant and equipment, at cost	$184,771	$183,597
Accumulated depreciation and amortization	(91,480)	(89,476)

	$93,291	$94,121

Intangible assets:  As of March 31, 2007 and December 31, 2006, intangible assets were as follows (in thousands, except life data):

	Weighted	March 31, 2007			December 31, 2006
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$301,546	$(110,161)	$191,385	$291,388	$(99,090)	$192,298
Infectious diseases	11	6,480	(3,510)	2,970	20,500	(11,771)	8,729
Dematology	19	110,315	(45,217)	65,098	87,105	(44,029)	43,076
Other products	11	325,899	(166,860)	159,039	310,633	(157,331)	153,302

Total product rights	14	744,240	(325,748)	418,492	709,626	(312,221)	397,405
License agreement	5	67,376	(52,700)	14,676	67,376	(49,866)	17,510

Total intangible assets		$811,616	$(378,448)	$433,168	$777,002	$(362,087)	$414,915

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	2007	2008	2009	2010	2011	Thereafter

Product rights
Neurology	$21,680	$28,765	$28,623	$27,706	$21,933	$63,120
Infectious diseases	270	360	360	360	360	1,260
Dermatology	7,494	9,992	9,990	9,982	9,877	17,902
Other products	19,770	18,885	18,007	16,945	16,049	68,802

Total product rights	49,214	58,002	56,980	54,993	48,219	151,084
License agreement	8,504	6,172	—	—	—	—

Total	$57,718	$64,174	$56,980	$54,993	$48,219	$151,084

Amortization expense for the three months ended March 31, 2007 and 2006 was $17,481,000 and $15,873,000, respectively, of which $14,646,000 and $12,714,000, respectively, related to amortization of acquired product rights.

8.	Income Taxes

We incur losses in the United States, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in U.S. product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The increase in the valuation allowance for the three months ended March 31, 2007 was insignificant since the U.S. loss was insignificant. Our effective tax rate for the three months ended March 31, 2007 was affected by pre-tax losses resulting from a restructuring charge of $3,042,000 in Puerto Rico for which we do not expect to realize income tax benefits. A provision for income taxes of $8,410,000 was recorded for this period which primarily represents the taxes payable on earnings in tax jurisdictions outside the United States, interest on U.S. liabilities recorded in conjunction with the 1997 — 2001 IRS examination and state and local taxes.

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

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, we had recorded $18,432,000 for interest and $97,000 for penalties. We accrued additional $862,000 of interest during the quarter ended March 31, 2007.

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

9.	Common Stock and Share Compensation

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

The schedule below reflects the number of outstanding and exercisable options as of March 31, 2007 segregated by price range (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$8.10 to $17.72	5,102	$13.44	3,395	$11.77	6.85
$18.01 to $22.11	4,283	$18.70	2,047	$18.68	7.84
$22.66 to $46.25	3,345	$25.61	2,578	$26.12	6.18

	12,730		8,020

SFAS No. 123(R) Assumptions and Fair Value:  The fair value of options granted in 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Weighted-average life (years)	5.73	4.10 - 5.80
Stock price volatility	36%-37%	37%-39%
Expected dividend per share	$0.00	$0.00-$0.31
Risk-free interest rate	4.52-4.70%	4.54-4.80%
Weighted-average fair value of options (per share)	$7.37	$7.83

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

A summary of stock compensation expense for our stock incentive plans is presented below (in thousands):

	Recorded as	To be Recorded
	Expense Through	as Expense in
	March 31, 2007	Future Periods

Employee stock options	$3,434	$19,325
Employee stock purchase plan	26	—
Phantom and restricted stock units	457	911

Total stock-based compensation expense	$3,917	$20,236

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock compensation expense was charged to the following accounts (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Cost of goods sold	$190	$434
Selling expenses	929	810
General and administrative expenses	2,493	3,532
Research and development costs	305	798

Total stock compensation expense	$3,917	$5,574

Future stock compensation expense for restricted stock and stock option incentive awards outstanding at March 31, 2007 is as follows (in thousands):

Remainder of 2007	$11,013
2008	6,002
2009	2,462
2010 and thereafter	759

$20,236

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

Should the opponents ultimately prevail against both of our ribavirin patents, the ribavirin component of the combination therapies marketed by Schering-Plough and Roche would lose patent protection in Europe. Under the terms of our license agreement with Roche, loss of patent protection would result in the cessation of royalty payments from Roche. However, since royalty payments from Schering-Plough, our other licensee of ribavirin, do not depend on the existence of a patent, payments from Schering-Plough would continue whatever the outcome of the Opposition Oral Proceeding. In either case, data exclusivity applies to these products until 2010.

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

Trademark Litigation:  Valent U.S.A. Corporation and its wholly owned subsidiary Valent Biosciences Corporation (together “Valent Biosciences”) have expressed concerns regarding the possible confusion between Valent Biosciences’ VALENT trademark registered in connection with various chemical and agricultural products and our VALEANT trademark. Valent Biosciences has opposed the registration of the VALEANT trademark by us in certain jurisdictions, including Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Czech Republic, European Union, France, Germany, Indonesia, Israel, Japan, Korea (for the VALEANT trademark in Korean characters), Malaysia, New Zealand, Romania, Slovak Republic, Spain, Switzerland, Turkey, Taiwan, Venezuela, the United Kingdom and the United States. Valent Biosciences’ oppositions in Chile, Colombia, Czech Republic, France, Indonesia, Japan, New Zealand, Romania, Slovak Republic, Spain, Switzerland, and Turkey have been

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

denied. Valent Biosciences is appealing the denial of their opposition in Turkey. Also, we have initiated actions to cancel trademark registrations owned by Valent Biosciences in Germany, Israel, South Korea and the United Kingdom and have opposed Valent’s application to register the VALENT mark in Switzerland in connection with pharmaceuticals. We have responded or will respond to all opposition proceedings that have been filed, and the opposition proceeding in the United States is currently stayed. Valent Biosciences has also filed for cancellation of the VALEANT trademark registration in Austria. If Valent’s cancellation filing or any of its opposition proceedings are successful, we would have no trademark registration for the VALEANT mark in that particular jurisdiction and, in addition, in those jurisdictions where trademark rights accrue solely through the registration process, may have no trademark rights in the VALEANT mark in those particular jurisdictions.

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

The following table sets forth the amounts of our segment revenues and operating income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$62,599	$62,151
International	35,275	44,948
EMEA	70,059	60,355

Total specialty pharmaceuticals	167,933	167,454
Alliance revenues (including ribavirin royalties)	36,470	18,091

Total revenues	$204,403	$185,545

Operating Income
Specialty pharmaceuticals
North America	$17,331	$19,726
International	273	8,930
EMEA	18,709	4,020

	36,313	32,676
Corporate expenses(1)	(15,960)	(22,959)

Total specialty pharmaceuticals	20,353	9,717
Restructuring charges and asset impairment(2)	(7,238)	(26,466)
Gain on litigation settlement	—	34,000
Research and development	14,123	(10,429)
Acquired IPR&D	—	—

Consolidated segment operating income	27,238	6,822
Interest income	4,511	2,657
Interest expense	(10,952)	(10,437)
Other, net	1,136	938

Income (loss) from continuing operations before provision for income taxes	$21,933	$(20)

(1)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
Total Assets	2007	2006
	(Restated)	(Restated)

North America	$369,654	$381,198
International	203,288	203,292
EMEA	526,967	514,600
Corporate	291,073	207,802
Research and Development Division	89,699	122,268
Discontinued operations	72,687	76,532

Total	$1,553,368	$1,505,692

The following table sets forth our long-term assets by segment as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
Long-term Assets	2007	2006
	(Restated)	(Restated)

North America	$294,499	$288,889
International	74,192	58,607
EMEA	203,122	201,420
Corporate	68,595	75,506
Research and Development Division	31,977	35,105

Total	$672,385	$659,527

The table above excludes $226,000 in non-current assets of discontinued operations as of December 31, 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
Therapeutic Class/Product	2007	2006
	(Restated)	(Restated)

Neurology
Diastat AcuDial(P)	$11,072	$12,022
Mestinon(P)	10,538	9,813
Cesamet(P)	5,911	3,303
Librax	3,667	2,919
Migranal(P)	3,036	3,115
Dalmane/Dalmadorm(P)	2,336	2,464
Tasmar(P)	1,982	1,185
Melleril(P)	1,538	1,400
Zelapar(P)	195	—
Other Neurology	15,592	14,687

Total Neurology	55,867	50,908

Dermatology
Efudix/Efudex(P)	12,477	15,576
Kinerase(P)	8,378	6,859
Oxsoralen-Ultra(P)	3,883	3,508
Dermatix(P)	2,771	1,833
Other Dermatology	8,013	8,374

Total Dermatology	35,522	36,150

Infectious Disease
Virazole(P)	5,519	5,793
Other Infectious Disease	5,155	4,729

Total Infectious Disease	10,674	10,522

Other therapeutic classes
Solcoseryl(P)	5,347	3,377
Bisocard(P)	4,694	3,565
Bedoyecta(P)	4,561	10,510
MVI (multi-vitamin infusion)(P)	2,482	2,248
Protamin(P)	2,070	1,552
Espaven(P)	1,862	1,287
Nyal(P)	1,763	1,754
Other products	43,091	45,581

Total other therapeutic classes	65,870	69,874

Total product sales	$167,933	$167,454

Total Promoted Product sales	$92,415	$91,164

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2007 one customer accounted for more than 10% of consolidated product sales. During this period, sales to McKesson Corporation and its affiliates were $25,067,000 in the United States, Canada, and Mexico.

12.	Alliance Revenue

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

We are amending our quarterly report on Form 10-Q for the quarter ended March 31, 2007, which was originally filed on May 9, 2007 (the “Original Filing”) to restate our consolidated condensed financial statements as of and for the three-month periods ended March 31, 2007 and 2006 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements contained in this amended quarterly report for a detailed discussion of the effect of the restatement.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, and primarily arose during the period January 1, 2002 to September 30, 2007. On March 17, 2008, we filed our annual report on Form 10-K for the year ended December 31, 2007. The annual report contained restated consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and restated selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003. The annual report also contained restated quarterly financial data for the three-month periods ended March 31, 2007 and 2006 and other quarterly periods. The reader should read the annual report in conjunction with this amended report. The discussion and data in the reports containing our restated financial information may differ from the discussions and data from our previously filed reports.

The errors and the cumulative effect of the corrections as of March 31, 2007 are identified as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends in Latin America, the cumulative effect of which as of March 31, 2007 is a reduction in revenue of $4,262,000;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which as of March 31, 2007 is a reduction of revenues of $96,000;

iii. Decrease in cost of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which as of March 31, 2007 is a reduction in cost of goods sold and a corresponding increase in gross profit of $1,926,000;

iv. Changes in pension expense in the UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which as of March 31, 2007 is a decrease in general and administrative expenses of $446,000; and

v. Reduction in cumulative income tax expense as of March 31, 2007 of $221,000 resulting from the income tax effects of the pre-tax adjustments described above. Additionally, income tax expense increased by $825,000 due to corrections of deferred taxes in certain foreign locations.

	Three Months	Three Months				Total
	Ended	Ended				Additional
	March 31,	March 31,	Year Ended December 31,		Prior	Income
Income (Expense)	2007	2006	2006	2005	Periods	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(182)	$(241)	$(1,554)	$(371)	$(2,155)	$(4,262)
Reversal of revenue in Italy	194	—	(290)	—	—	(96)
Cost of goods bookkeeping in the UK and France	1,926	—	—	—	—	1,926
European pension accounting	(73)	(57)	1,401	(256)	(626)	446

Total impact before taxes	1,865	(298)	(443)	(627)	(2,781)	(1,986)
Tax effect on above	(1,110)	123	204	139	988	221
Other deferred tax items	—	—	(764)	(61)	—	(825)

Total impact of restatement	$755	$(175)	$(1,003)	$(549)	$(1,793)	$(2,590)

Amounts appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the three months ended March 31, 2007 and 2006 reflect the effects of the restatement as described above. The amounts appearing in this Management’s Discussion and Analysis of Financial Condition and Results of Operations also reflect our September 2007 reclassification of our Infergen operations to conform to discontinued operations for all historical periods presented.

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

Specialty Pharmaceuticals

Product sales from our specialty pharmaceutical segments accounted for 82% of our total revenue from continuing operations for the three months ended March 31, 2007, compared with 90% for the corresponding period in 2006, and increased $479,000 (0%) for the three months ended March 31, 2007 over the same period in 2006. Product sales in the three months ended March 31, 2007 were impacted by reduced sales to certain wholesalers in Mexico and by lower sales of Efudex in the United States, compared with the same period in 2006. The increase in specialty pharmaceutical sales for the three months ended March 31, 2007 was due to a 6% reduction in volume, partly offset by a 4% price increase and a 2% benefit from foreign exchange fluctuations. Product sales from our Promoted Products increased $1,251,000 (1%) for the three months ended March 31, 2007 over the same period in 2006.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of infectious diseases and neurology. Research and development expenses were $20,990,000 for the three months ended March 31, 2007, compared to $27,693,000 for the same period in 2006, resulting in a decrease of $6,703,000 (24%). In April 2006 we announced a major restructuring program which has resulted in a reduction of the size and scope of our research and development activities.

Alliance Revenues

Alliance revenue for the three months ended March 31, 2007 comprised the $19,200,000 pradefovir licensing payment from Schering-Plough, $17,220,000 of ribavirin royalties, and a separate licensing payment of $50,000. Ribavirin royalty revenues decreased $871,000 (5%) and accounted for 8% of our total revenues from continuing operations for the three months ended March 31, 2007 as compared to 10% in the similar three-month period in 2006. The decrease in ribavirin royalties reflects: competitive dynamics between Roche and Schering-Plough in Europe, as Roche’s version of ribavirin, Copegus, gained market share over Schering-Plough’s version of ribavirin, Rebetol, and reduced sales in Japan. We expect ribavirin royalties to continue to decline as a result of market competition between Schering-Plough and Roche and government pricing policies. Valeant is not able to predict when or whether future possible milestones or royalties on pradefovir will be paid.

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

The following tables compare revenues by reportable segments and operating expenses for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2007	2006	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$62,599	$62,151	$448	1%
International	35,275	44,948	(9,673)	(22)%
EMEA	70,059	60,355	9,704	16%

Total specialty pharmaceuticals	167,933	167,454	479	0%
Alliance revenues (including ribavirin royalties)	36,470	18,091	18,379	102%

Total revenues	204,403	185,545	18,858	10%

Costs and Expenses
Cost of goods sold (excluding amortization)	46,901	54,413	(7,512)	(14)%
Selling expenses	58,440	59,891	(1,451)	(2)%
General and administrative expenses	26,115	28,387	(2,272)	(8)%
Research and development costs	20,990	27,693	(6,703)	(24)%
Gain on litigation settlements	—	(34,000)	34,000	NM
Restructuring charges and asset impairment	7,238	26,466	(19,228)	NM
Amortization expense	17,481	15,873	1,608	10%

Operating income	$27,238	$6,822	$20,416	NM

Gross profit on product sales (excluding amortization)	$121,032	$113,041	$7,991	7%

Gross margin	72%	68%

NM — Not Meaningful

In the North America pharmaceuticals segment, revenues for the three months ended March 31, 2007 were $62,599,000, compared to $62,151,000 for the same period in 2006, representing an increase of $448,000 (1%). The region reported declines in sales of Efudex and Diastat AcuDial, along with decreased sales of certain non-promoted products, which were partly offset by increased sales in the first quarter of Cesamet, Librax, and Kinerase. The decline in Efudex sales primarily reflects the pull-through of inventory from our launch of an authorized generic version of Efudex at the end of 2006. The reported growth of Cesamet reflects strong demand for Cesamet in Canada. Product sales in the North America region were 37% of total product sales in the three months ended March 31, 2007 and March 31, 2006. The North America sales increase of 1% resulted from a volume decrease of 9% offset by a price increase of 10%, with minimal impact from currency fluctuations in Canada.

In the International pharmaceuticals segment, revenues for the three months ended March 31, 2007 were $35,275,000 compared to $44,948,000 for the same period in 2006, a decrease of $9,673,000 (22%). The decline was driven by a significant reduction in sales in Mexico, which was precipitated by a negotiating tactic by two major wholesalers, who felt disadvantaged by changes we made in our distribution operations in 2006. This impacted Bedoyecta and nearly all products in Mexico. The region reported increased sales in the first quarter of Espaven and M.V.I., which were offset by declines in sales of Bedoyecta, Mestinon and Reptilase along with decreased sales of non-promoted products. The International sales decrease of 22% resulted from a 26% decrease in volume and a 1% negative impact from currency fluctuations, partially offset by a 5% price increase.

In the EMEA pharmaceuticals segment, revenues for the three months ended March 31, 2007 were $70,059,000, compared to $60,355,000 for the same period in 2006, representing an increase of $9,704,000 (16%). The EMEA sales increase resulted from an 11% increase in volume and an 8% benefit from currency fluctuations, offset by a 3% reduction in aggregate prices, and increased sales in the first quarter of Solcoseryl, Tasmar, Mestinon and Dermatix, which were offset by declines in sales of Tepilta and Calcitonin, along with decreased sales of non-promoted products. Also contributing $492,000 to the sales increase was the acquisition of the European rights to Nabilone, the product we sell as Cesamet in the United States and Canada. Sales in Germany for the three months ended March 31, 2006 were negatively impacted by wholesaler buying patterns. Europe continues to be impacted by government-imposed price reductions and lower sales volume of non-promoted products.

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

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales was 72% for the first quarter of 2007, compared with 68% for the same period in 2006. The increase in gross profit margin primarily reflects reduced inventory write-offs and a temporary shut-down in the first three months of 2006 of our manufacturing facility in Mexico. Our purchase of a paid-up license to Kinetin and Zeatin, the active ingredients in Kinerase, also benefited our gross margin as we no longer are required to pay royalties on this product line.

Selling Expenses:  Selling expenses were $58,440,000 for the three months ended March 31, 2007, compared to $59,891,000 for the same period in 2006. As a percent of product sales, selling expenses were 35% for the three months ended March 31, 2007, compared to 36% for the same period in 2006, with the decrease in percentage being primarily due to the lower level of advertising and promotion in the first three months of 2007 and savings from our strategic restructuring program.

General and Administrative Expenses:  General and administrative expenses were $26,115,000 for the three months ended March 31, 2007, compared to $28,387,000 for the same period in 2006, resulting in a decrease of $2,272,000 (8%). The decrease in general and administrative expenses reflects savings from our strategic restructuring program. As a percent of product sales, general and administrative expenses were 16% for the three months ended March 31, 2007, compared to 17% for the same period in 2006. Included in general and administrative expenses in the three months ended March 31, 2007 was a $3,800,000 expense for the arbitration loss on the indemnification claim we had against the former shareholders of Xcel Pharmaceuticals associated with sales of Xcel products prior to our acquisition of the company. This was partially offset by a $2,200,000 gain on the sale of an ophthalmic business in Europe.

Research and Development:  Research and development expenses were $20,990,000 for the three months ended March 31, 2007, compared to $27,693,000 for the same period in 2006, resulting in a decrease of $6,703,000 (24%). This decrease reflects the completion of the VISER clinical trials for taribavirin and savings from our strategic restructuring program. We have significantly reduced the scope of our research and development activities.

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

Restructuring Charge Details (in thousands)

	Three Months	Year	Three Months
	Ended	Ended	Ended	Cumulative	Estimated
	March 31,	December 31,	March 31,	Total	Total Upon
	2006	2006	2007	Incurred	Completion
	(In thousands)

Employee severances (approximately 480 employees)	$6,644	$16,997	$3,781	$20,778	$20,000-$23,000
Contract cancellation and other cash costs	—	1,662	2,081	3,743	$3,000-$ 5,000

Subtotal: cash charges	6,644	18,659	5,862	24,521	$23,000-$28,000
Abandoned software and other capital assets	19,822	22,178	—	22,178	$22,000-$23,000
Impairment of manufacturing and research facilities	—	97,344	1,376	98,720	$100,000-$104,000

Subtotal: non-cash charges	19,822	119,522	1,376	120,898	$122,000-$127,000

Total:	$26,466	$138,181	$7,238	$145,419	$145,000-$155,000

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

	Three Months Ended
	December 31,	March 31,
	2006	2007

Opening accrual	$4,453	$5,216
Charges to earnings	3,699	6,024
Cash paid	(2,936)	(5,309)

Closing accrual	$5,216	$5,931

We have recorded impairment charges of $534,000 related to our manufacturing plant in Humacao, Puerto Rico and $615,000 related to our manufacturing plant in Birsfelden, Switzerland in the three months ended March 31, 2007. Included within these charges is $162,000 of cash-related charges.

Amortization:  Amortization expense was $17,481,000 for the three months ended March 31, 2007, compared to $15,873,000 for the same period in 2006, resulting in an increase of $1,608,000 (10%). The increase is the result of the acquisition of product rights for Kinerase, Nabilone and Melleril, offset in part by a declining amortization expense for the rights to the ribavirin royalty.

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

Income (loss) from Discontinued Operations, Net of Taxes:  Our loss from discontinued operations in the three months ended March 31, 2007 and our income from discontinued operations in the three months ended March 31, 2006 related primarily to our Infergen operations.

Liquidity and Capital Resources

Cash and marketable securities totaled $363,752,000 at March 31, 2007 compared to $335,746,000 at December 31, 2006. The increase in cash of $28,006,000 resulted from the sale of the former headquarters building in Costa Mesa, California for $36,758,000, the $19,200,000 pradefovir licensing payment from Schering-Plough, the collection of the $6,000,000 settlement payment from the Republic of Serbia, offset in part by the reduction in trade payables and accrued liabilities. Working capital (excluding assets held for sale and assets of discontinued operations) was $526,693,000 at March 31, 2007 compared to $464,909,000 at December 31, 2006. The increase in working capital of $61,784,000 primarily resulted from a decrease in trade payables and accrued liabilities, a decrease in income taxes payable and an increase in cash, partly offset by a reduction in accounts receivable.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds in 2007. During the three months ended March 31, 2007, cash provided by operating activities in continuing operations totaled $31,107,000 compared to $40,485,000 in the same period in 2006, representing a decrease of $9,378,000. The cash provided by operating activities in continuing operations for the three months ended March

31, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough. The cash provided by operating activities in continuing operations for the three months ended March 31, 2006 included receipt of $28,000,000 from the Republic of Serbia. Other than the impact of these two individual receipts the decline in cash provided by operating activities in continuing operations was a result of a reduction of accounts payable and income tax liabilities, offset by a reduction of accounts receivable.

Cash provided by investing activities in continuing operations was $4,568,000 for the three months ended March 31, 2007 compared with cash used in investing activities in continuing operations of $14,856,000 for the same period in 2006. In 2007, cash provided by investing activities in continuing operations included $36,758,000 from the sale of our former Costa Mesa headquarters and research facility, and $1,686,000 for the sale of an ophthalmics business in Europe, offset in part by cash used for product acquisitions of $31,325,000. In 2006 cash used in investing activities in continuing operations consisted primarily of capital expenditures on corporate programs and existing facilities of $13,351,000.

Cash used in financing activities in continuing operations was $2,992,000 in the three months ended March 31, 2007 and principally consisted of payments of long-term debt of $7,601,000, including the extinguishment of a mortgage in Switzerland, partly offset by proceeds from stock options of $3,855,000 and proceeds from the employee stock purchase plan of $359,000. We did not pay dividends on common stock in the three months ended March 31, 2007. Cash used in financing activities in continuing operations was $6,900,000 in the three months ended March 31, 2006 and principally consisted of dividends paid on common stock of $7,173,000 offset in part by cash proceeds for employee stock option exercises.

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

We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through March 31, 2008, and to provide cash needed to fund capital expenditures and its clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances and cash flow from operations.

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

Foreign Operations

Approximately 75% and 71% of our revenues from continuing operations, which includes royalties, for the three months ended March 31, 2007 and 2006, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

In some markets customers have the rights to return products to us under certain conditions. Historically and in the three month periods ended March 31, 2007 and 2006, the provision for sales returns was less than 6% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

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

Stock-based Compensation Expense

We apply SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 was $3,917,000, compared with $5,574,000 for the similar time period in 2006. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years.

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

	2007	2006

Weighted-average life (years)	5.73	4.10-5.80
Stock price volatility	36% - 37%	37% - 39%
Expected dividend per share	$0.00	$0.00 - $0.31
Risk-free interest rate	4.52 - 4.70%	4.54 - 4.80%
Weighted-average fair value of options (per share)	$7.37	$7.83

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at March 31, 2007 is $20,236,000. This will be amortized to expense as follows: $11,013,000 in the remaining quarters of 2007, $6,002,000 in 2008, $2,462,000 in 2009 and $759,000 in 2010 and thereafter.

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

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three months ended March 31, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 8, 2007 except for Note 2, which is as of April 14, 2008, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this quarterly report on Form 10-Q/A, which could cause actual results to differ materially from those anticipated by our management. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the Original Filing (except for forward-looking statements relating to the material weakness described in Part I — Item 4, which speak as of the date of this amended quarterly report on Form 10-Q/A). We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date as of which such statements were made or to reflect actual outcomes.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007 because of the material weakness described below.

As of March 31, 2007, the end of the period covered by this amended report, management determined that we had a material weakness in internal control over financial reporting. We did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

In addition, we have completed a comprehensive strategic review and announced a strategic plan. As announced in our current report on Form 8-K on March 27, 2008, this strategic plan is expected to involve a significant reduction in our geographic footprint and product focus, which will have the effect of reducing the number of foreign locations where remediation actions are required.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors.

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

Date: April 14, 2008

/s/  Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 14, 2008

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