Form 10-Q/A
period 2007-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2008-04-14
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-11397

Valeant Pharmaceuticals International
(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Enterprise,	92656
Aliso Viejo, California	(Zip Code)
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

VALEANT PHARMACEUTICALS INTERNATIONAL

Explanatory Note

We are amending our quarterly report on Form 10-Q for the quarter ended June 30, 2007, which was originally filed on August 7, 2007 (the “Original Filing”) to restate our unaudited consolidated condensed financial statements for the three-month and six-month periods ended June 30, 2007 and 2006 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements contained in this amended quarterly report for a detailed discussion of the effect of the restatement.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, and primarily arose during the period January 1, 2002 to September 30, 2007. On March 17, 2008, we filed our annual report on Form 10-K for the year ended December 31, 2007. The annual report contained restated consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and restated selected financial data as of and for the years ended December 31, 2006, 2005, 2004, and 2003. The annual report also contained restated quarterly financial data for the three-month periods ended June 30, 2007 and 2006 and other quarterly periods. The reader should read the annual report in conjunction with this amended quarterly report. As a result of the restatement, the discussion and data in the reports containing our restated financial information may differ from the discussions and data from our previously filed reports.

For more information on these matters, please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, and Item 4, Controls and Procedures, as well as Note 2.

In addition to the restated financials in our 2007 annual report on Form 10-K and this amended quarterly report on Form 10-Q/A, we are also amending our quarterly reports on Form 10-Q for the quarters ended March 31 and September 30, 2007, originally filed on May 9, 2007 and November 8, 2007, respectively, to restate our unaudited consolidated condensed financial statements for those periods and the corresponding periods in 2006.

With the exception of this amended quarterly report for the quarter ended June 30, 2007 and our amended quarterly reports for the quarters ended March 31 and September 30, 2007, we are not amending and do not intend to amend any of our previously filed annual reports on Form 10-K or other quarterly reports on Form 10-Q. As we have previously announced, the consolidated financial statements and related information contained in such previously filed reports should no longer be relied upon.

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

All of the information in this amended quarterly report on Form 10-Q/A is as of June 30, 2007 and does not reflect events occurring after the filing date of the Original Filing, other than the restatement and the reclassification of our Infergen operations, or modify or update other disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, and 32.1 described below) affected by subsequent events. For the convenience of the reader, this amended quarterly report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the restatement:

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

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(In thousands, except par value data)

	June 30,	December 31,
	2007	2006
	(Restated)(1)	(Restated)(1)
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$376,768	$325,376
Marketable securities	9,882	10,370
Accounts receivable, net	210,762	227,151
Inventories, net	121,687	130,747
Assets held for sale and assets of discontinued operations	69,236	124,821
Prepaid expenses and other current assets	16,882	16,398
Current deferred tax assets, net	6,109	8,550
Income taxes	5,817	2,526

Total current assets	817,143	845,939
Property, plant and equipment, net	101,843	94,121
Deferred tax assets, net	64,074	21,218
Goodwill	75,346	75,346
Intangible assets, net	423,388	414,915
Other assets	48,538	53,927
Assets of discontinued operations	—	226

Total non-current assets	713,189	659,753

	$1,530,332	$1,505,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$52,510	$60,621
Accrued liabilities	131,425	146,705
Notes payable and current portion of long-term debt	2,249	9,237
Income taxes	5,382	39,646
Liabilities held for sale and liabilities of discontinued operations	11,250	—

Total current liabilities	202,816	256,209
Long-term debt, less current portion	776,475	778,196
Deferred tax liabilities, net	1,917	3,705
Liabilities for uncertain tax positions	56,176	—
Other liabilities	29,942	24,506
Liabilities of discontinued operations	—	12,686

Total non-current liabilities	864,510	819,093

Total liabilities	1,067,326	1,075,302

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 93,732 (June 30, 2007) and 94,416 (December 31, 2006) shares outstanding (after deducting shares in treasury of 2,694 as of June 30, 2007 and 1,094 as of December 31, 2006)	937	944
Additional capital	1,253,562	1,263,318
Accumulated deficit	(827,137)	(851,812)
Accumulated other comprehensive income	35,644	17,940

Total stockholders’ equity	463,006	430,390

	$1,530,332	$1,505,692

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2007 and 2006
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

Revenues:
Product sales	$201,587	$197,185	$369,520	$364,639
Alliance revenue (including ribavirin royalties)	18,955	21,635	55,425	39,726

Total revenues	220,542	218,820	424,945	404,365

Costs and expenses:
Cost of goods sold (excluding amortization)	57,614	62,065	104,515	116,478
Selling expenses	67,645	60,728	126,085	120,619
General and administrative expenses	28,743	29,318	54,858	57,705
Research and development costs	22,737	25,978	43,727	53,671
Gain on litigation settlements	—	—	—	(34,000)
Restructuring charges and asset impairment	6,337	53,083	13,575	79,549
Amortization expense	18,666	15,864	36,147	31,737

Total costs and expenses	201,742	247,036	378,907	425,759

Income (loss) from operations	18,800	(28,216)	46,038	(21,394)
Other income, net including translation and exchange	1,682	756	2,818	1,694
Interest income	4,769	2,715	9,280	5,372
Interest expense	(10,882)	(10,861)	(21,834)	(21,298)

Income (loss) from continuing operations before income taxes and minority interest	14,369	(35,606)	36,302	(35,626)
Provision for income taxes	(7,511)	5,343	899	12,738

Income (loss) from continuing operations	21,880	(40,949)	35,403	(48,364)
Income (loss) from discontinued operations	(4,966)	(1,176)	(9,166)	93

Net income (loss)	$16,914	$(42,125)	$26,237	$(48,271)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.44)	$0.37	$(0.52)
Loss from discontinued operations	(0.05)	(0.01)	(0.09)	—

Net income (loss) per share	$0.18	$(0.45)	$0.28	$(0.52)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.44)	$0.37	$(0.52)
Loss from discontinued operations	(0.05)	(0.01)	(0.10)	—

Net income (loss) per share	$0.18	$(0.45)	$0.27	$(0.52)

Shares used in per share computations — Basic	95,049	92,945	94,911	92,912

Shares used in per share computation — Diluted	96,154	92,945	96,090	92,912

Dividends paid per share of common stock	$—	$0.08	$—	$0.16

Dividends declared per share of common stock	$—	$0.08	$—	$0.16

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months and six months ended June 30, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

Net income (loss)	$16,914	$(42,125)	$26,237	$(48,271)
Other comprehensive income (loss):
Foreign currency translation adjustments	11,932	7,918	12,050	10,287
Unrealized gain (loss) on marketable equity
securities and other	7,410	(1,415)	7,637	(972)
Pension liability adjustment	(2,426)	—	(1,983)	—

Comprehensive income (loss)	$33,830	$(35,622)	$43,941	$(38,956)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Restated)(1)	(Restated)(1)

Cash flows from operating activities:
Net income (loss)	$26,237	$(48,271)
Income (loss) from discontinued operations	(9,166)	93

Income (loss) from continuing operations	35,403	(48,364)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	43,826	43,724
Provision for losses on accounts receivable and inventory	5,385	7,671
Stock compensation expense	7,365	10,613
Translation and exchange gains, net	(2,818)	(1,694)
Impairment charges and other non-cash items	4,483	67,806
Deferred income taxes	13,397	(3,749)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	17,664	(6,973)
Inventories	(7,309)	(6,536)
Prepaid expenses and other assets	(2,202)	(301)
Trade payables and accrued liabilities	(17,185)	(11,077)
Income taxes	(37,488)	(11,314)
Other liabilities	1,551	1,719

Cash flow from operating activities in continuing operations	62,072	41,525
Cash flow from operating activities in discontinued operations	(7,434)	7,686

Net cash provided by operating activities	54,638	49,211

Cash flows from investing activities:
Capital expenditures	(15,332)	(19,395)
Proceeds from sale of assets	37,282	8,037
Proceeds from sale of businesses	29,486	—
Proceeds from investments	15,122	8,165
Purchase of investments	(17,100)	(8,900)
Acquisition of businesses, license rights and product lines	(35,287)	(2,932)

Cash flow from investing activities in continuing operations	14,171	(15,025)
Cash flow from investing activities in discontinued operations	(266)	(446)

Net cash provided by (used in) investing activities	13,905	(15,471)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(8,970)	(6,122)
Proceeds from capitalized lease financing, long-term debt and notes payable	1,252	133
Stock option exercises and employee stock purchases	10,251	2,395
Purchase of treasury stock	(27,507)	—
Dividends paid	—	(14,354)

Cash flow from financing activities in continuing operations	(24,974)	(17,948)
Cash flow from financing activities in discontinued operations	73	430

Net cash used in financing activities	(24,901)	(17,518)

Effect of exchange rate changes on cash and cash equivalents	7,547	3,455

Net increase in cash and cash equivalents	51,189	19,677
Cash and cash equivalents at beginning of period	325,579	224,341

Cash and cash equivalents at end of period	376,768	244,018
Cash and cash equivalents classified as part of discontinued operations	—	(19)

Cash and cash equivalents of continuing operations	$376,768	$243,999

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

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

Assets Held for Sale:  In June 2007, we completed the sale of our manufacturing plants in Puerto Rico and Basel, Switzerland. At December 31, 2006 the net book values of these facilities were classified as assets held for sale in the accompanying consolidated condensed financial statements. At December 31, 2006 and June 30, 2007, the assets associated with the discontinued operations of the Infergen operations were classified as assets held for sale in the accompanying consolidated condensed financial statements.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

The errors and the cumulative effect of the corrections as of June 30, 2007 are identified as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends in Latin America, the cumulative effect of which as June 30, 2007 is a reduction in revenue of $5,216,000;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which as of June 30, 2007 is a reduction of revenues of $254,000;

iii. Decrease in cost of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which as of June 30, 2007 is a reduction in cost of goods sold and a corresponding increase in gross profit of $3,540,000;

iv. Changes in pension expense in the UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which as of June 30, 2007 is a decrease in general and administrative expenses of $123,000; and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

v. Reduction in cumulative income tax expense as of June 30, 2007 of $506,000 resulting from the income tax effects of the pre-tax adjustments described above. Additionally, income tax expense increased by $825,000 due to corrections of deferred taxes in certain foreign locations.

	Six Months	Six Months				Total
	Ended	Ended				Additional
	June 30,	June 30,	Year Ended December 31,		Prior	Income
Income (Expense)	2007	2006	2006	2005	Periods	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(1,136)	$(503)	$(1,554)	$(371)	$(2,155)	$(5,216)
Reversal of revenue in Italy	36	—	(290)	—	—	(254)
Cost of goods bookkeeping in the UK and France	3,540	—	—	—	—	3,540
European pension accounting	(396)	758	1,401	(256)	(626)	123

Total impact before taxes	2,044	255	(443)	(627)	(2,781)	(1,807)
Tax effect on above	(825)	(36)	204	139	988	506
Other deferred tax items	—	—	(764)	(61)	—	(825)

Total impact of restatement	$1,219	$219	$(1,003)	$(549)	$(1,793)	$(2,126)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific income statement accounts as previously reported and as affected by the restatement for the error corrections and for the reclassification of Infergen for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Product sales
As previously reported	$212,052	$208,757	$388,944	$390,157
Adjustments for error correction	(1,112)	(263)	(1,101)	(504)

	210,940	208,494	387,843	389,653
Adjustments for restatement for discontinued operations	(9,353)	(11,309)	(18,323)	(25,014)

As restated	$201,587	$197,185	$369,520	$364,639

Cost of goods sold
As previously reported	$62,116	$65,759	$114,214	$124,360
Adjustments for error correction	(1,614)	—	(3,541)	—

	60,502	65,759	110,673	124,360
Adjustments for restatement for discontinued operations	(2,888)	(3,694)	(6,158)	(7,882)

As restated	$57,614	$62,065	$104,515	$116,478

Selling expenses
As previously reported	$74,684	$66,270	$139,118	$130,545
Adjustments for error correction	—	—	—	—

	74,684	66,270	139,118	130,545
Adjustments for restatement for discontinued operations	(7,039)	(5,542)	(13,033)	(9,926)

As restated	$67,645	$60,728	$126,085	$120,619

General and administrative expenses
As previously reported	$28,963	$30,668	$55,150	$59,114
Adjustments for error correction	323	(816)	396	(759)

	29,286	29,852	55,546	58,355
Adjustments for restatement for discontinued operations	(543)	(534)	(688)	(650)

As restated	$28,743	$29,318	$54,858	$57,705

Research and development expenses
As previously reported	$24,617	$26,867	$47,727	$56,421
Adjustments for error correction	—	—	—	—

	24,617	26,867	47,727	56,421
Adjustments for restatement for discontinued operations	(1,880)	(889)	(4,000)	(2,750)

As restated	$22,737	$25,978	$43,727	$53,671

Amortization expense
As previously reported	$20,316	$17,514	$39,447	$35,037
Adjustments for error correction	—	—	—	—

	20,316	17,514	39,447	35,037
Adjustments for restatement for discontinued operations	(1,650)	(1,650)	(3,300)	(3,300)

As restated	$18,666	$15,864	$36,147	$31,737

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income (loss) from operations, before interest, taxes and other items
As previously reported	$13,974	$(29,769)	$35,138	$(21,143)
Adjustments for error correction	179	553	2,044	255

	14,153	(29,216)	37,182	(20,888)
Adjustments for restatement for discontinued operations	4,647	1,000	8,856	(506)

As restated	$18,800	$(28,216)	$46,038	$(21,394)

Income (loss) from continuing operations before income taxes and minority interest
As previously reported	$9,543	$(37,159)	$25,402	$(35,375)
Adjustments for error correction	179	553	2,044	255

	9,722	(36,606)	27,446	(35,120)
Adjustments for restatement for discontinued operations	4,647	1,000	8,856	(506)

As restated	$14,369	$(35,606)	$36,302	$(35,626)

Provision for income taxes
As previously reported	$(7,289)	$5,163	$3	$12,706
Adjustments for error correction	(285)	159	825	36

	(7,574)	5,322	828	12,742
Adjustments for restatement for discontinued operations	63	21	71	(4)

As restated	$(7,511)	$5,343	$899	$12,738

Income (loss) from continuing operations
As previously reported	$16,832	$(42,322)	$25,399	$(48,081)
Adjustments for error correction	464	394	1,219	219

	17,296	(41,928)	26,618	(47,862)
Adjustments for restatement for discontinued operations	4,584	979	8,785	(502)

As restated	$21,880	$(40,949)	$35,403	$(48,364)

Income (loss) from discontinued operations
As previously reported	$(382)	$(197)	$(381)	$(409)
Adjustments for error correction	—	—	—	—

	(382)	(197)	(381)	(409)
Adjustments for restatement for discontinued operations	(4,584)	(979)	(8,785)	502

As restated	$(4,966)	$(1,176)	$(9,166)	$93

Net income (loss)
As previously reported	$16,450	$(42,519)	$25,018	$(48,490)
Adjustments for error correction	464	394	1,219	219

	16,914	(42,125)	26,237	(48,271)
Adjustments for restatement for discontinued operations	—	—	—	—

As restated	$16,914	$(42,125)	$26,237	$(48,271)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the earnings per share information as reported and as affected by the restatement for the error corrections and for the reclassification of Infergen for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic income (loss) per share — as previously reported
From continuing operations	$0.18	$(0.45)	$0.27	$(0.52)
From discontinued operations	(0.01)	(0.01)	(0.01)	—

Net income (loss)	$0.17	$(0.46)	$0.26	$(0.52)
Basic income per share — adjustments for error correction
From continuing operations	$—	$0.01	$0.01	$—
From discontinued operations	0.01	—	0.01	—

Net income	$0.01	$0.01	$0.02	$—
Basic income (loss) per share — as restated for adjustments for error correction
From continuing operations	$0.18	$(0.44)	$0.28	$(0.52)
From discontinued operations	—	(0.01)	—	—

Net income (loss)	$0.18	$(0.45)	$0.28	$(0.52)
Basic income per share — adjustments for restatement for discontinued operations
From continuing operations	$0.05	$—	$0.09	$—
From discontinued operations	(0.05)	—	(0.09)	—

Net income	$—	$—	$—	$—
Basic income (loss) per share — as restated
From continuing operations	$0.23	$(0.44)	$0.37	$(0.52)
From discontinued operations	(0.05)	(0.01)	(0.09)	—

Net income (loss)	$0.18	$(0.45)	$0.28	$(0.52)
Diluted income (loss) per share — as previously reported
From continuing operations	$0.18	$(0.45)	$0.26	$(0.52)
From discontinued operations	(0.01)	(0.01)	—	—

Net income (loss)	$0.17	$(0.46)	$0.26	$(0.52)
Diluted income per share — adjustments for error correction
From continuing operations	$0.01	$0.01	$0.01	$—
From discontinued operations	—	—	—	—

Net income	$0.01	$0.01	$0.01	$—
Diluted income (loss) per share — as restated for adjustments for error correction
From continuing operations	$0.19	$(0.44)	$0.27	$(0.52)
From discontinued operations	(0.01)	(0.01)	—	—

Net income (loss)	$0.18	$(0.45)	$0.27	$(0.52)
Diluted income per share — adjustments for restatement for discontinued operations
From continuing operations	$0.04	$—	$0.10	$—
From discontinued operations	(0.04)	—	(0.10)	—

Net income	$—	$—	$—	$—
Diluted income (loss) per share — as restated
From continuing operations	$0.23	$(0.44)	$0.37	$(0.52)
From discontinued operations	(0.05)	(0.01)	(0.10)	—

Net income (loss)	$0.18	$(0.45)	$0.27	$(0.52)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific balance sheet accounts as reported and as affected by the restatement for the error corrections, for the reclassification of Infergen and for certain adjustments for changes in balance sheet classification as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Cash and cash equivalents
As previously reported	$377,411	$326,002
Adjustments for error correction and balance sheet reclassification	(643)	(626)

	376,768	325,376
Adjustments for restatement for discontinued operations	—	—

As restated	$376,768	$325,376

Marketable securities
As previously reported	$9,239	$9,743
Adjustments for error correction and balance sheet reclassification	643	627

	9,882	10,370
Adjustments for restatement for discontinued operations	—	—

As restated	$9,882	$10,370

Accounts receivable, net
As previously reported	$212,115	$227,452
Adjustments for error correction and balance sheet reclassification	(1,353)	(301)

	210,762	227,151
Adjustments for restatement for discontinued operations	—	—

As restated	$210,762	$227,151

Inventories, net
As previously reported	$126,249	$142,679
Adjustments for error correction and balance sheet reclassification	3,604	—

	129,853	142,679
Adjustments for restatement for discontinued operations	(8,166)	11,932

As restated	$121,687	$130,747

Assets held for sale and assets of discontinued operations
As previously reported	$—	$48,515
Adjustments for error correction and balance sheet reclassification	—	—

	—	48,515
Adjustments for restatement for discontinued operations	69,236	76,306

As restated	$69,236	$124,821

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Current deferred tax assets, net
As previously reported	$6,283	$8,071
Adjustments for error correction and balance sheet reclassification	(174)	479

	6,109	8,550
Adjustments for restatement for discontinued operations	—	—

As restated	$6,109	$8,550

Property, plant and equipment, net
As previously reported	$101,997	$94,279
Adjustments for error correction and balance sheet reclassification	—	—

	101,997	94,279
Adjustments for restatement for discontinued operations	(154)	(158)

As restated	$101,843	$94,121

Deferred tax assets, net
As previously reported	$63,886	$21,514
Adjustments for error correction and balance sheet reclassification	188	(296)

	64,074	21,218
Adjustments for restatement for discontinued operations	—	—

As restated	$64,074	$21,218

Goodwill
As previously reported	$80,162	80,162
Adjustments for error correction and balance sheet reclassification	—	—

	80,162	80,162
Adjustments for restatement for discontinued operations	(4,816)	(4,816)

As restated	$75,346	$75,346

Intangible assets, net
As previously reported	$479,488	$474,315
Adjustments for error correction and balance sheet reclassification	—	—

	479,488	474,315
Adjustments for restatement for discontinued operations	(56,100)	(59,400)

As restated	$423,388	$414,915

Other assets
As previously reported	$51,475	$53,555
Adjustments for error correction and balance sheet reclassification	(2,937)	372

	48,538	53,927
Adjustments for restatement for discontinued operations	—	—

As restated	$48,538	$53,927

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Accrued liabilities
As previously reported	$127,191	$142,532
Adjustments for error correction and balance sheet reclassification	4,234	4,173

	131,425	146,705
Adjustments for restatement for discontinued operations	—	—

As restated	$131,425	$146,705

Income taxes
As previously reported	$5,311	$39,818
Adjustments for error correction and balance sheet reclassification	71	(172)

	5,382	39,646
Adjustments for restatement for discontinued operations	—	—

As restated	$5,382	$39,646

Liabilities held for sale and liabilities of discontinued operations
As previously reported	$—	$—
Adjustments for error correction and balance sheet reclassification	11,250	—

	11,250	—
Adjustments for restatement for discontinued operations	—	—

As restated	$11,250	$—

Deferred tax liabilities, net
As previously reported	$1,447	$3,255
Adjustments for error correction and balance sheet reclassification	470	450

	1,917	3,705
Adjustments for restatement for discontinued operations	—	—

As restated	$1,917	$3,705

Other liabilities
As previously reported	$24,417	$18,182
Adjustments for error correction and balance sheet reclassification	5,525	6,324

	29,942	24,506
Adjustments for restatement for discontinued operations	—	—

As restated	$29,942	$24,506

Liabilities of discontinued operations
As previously reported	$16,956	$18,343
Adjustments for error correction and balance sheet reclassification	(16,956)	(5,657)

	—	12,686
Adjustments for restatement for discontinued operations	—	—

As restated	$—	$12,686

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Accumulated deficit
As previously reported	$(825,010)	$(848,467)
Adjustments for error correction and balance sheet reclassification	(2,127)	(3,345)

	(827,137)	(851,812)
Adjustments for restatement for discontinued operations	—	—

As restated	$(827,137)	$(851,812)

Accumulated other comprehensive income
As previously reported	$38,783	$19,458
Adjustments for error correction and balance sheet reclassification	(3,139)	(1,518)

	35,644	17,940
Adjustments for restatement for discontinued operations	—	—

As restated	$35,644	$17,940

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Information on cash flows as set forth in our Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006 (in thousands), presenting the impact of the restatement for the error corrections, for the reclassification of Infergen and for certain adjustments for changes in balance sheet classification is as follows:

	Six Months Ended June 30, 2007
		Adjustments for		Adjustments for
		Error Correction	As Restated for	Restatement for
	As Previously	and Balance Sheet	Adjustments for	Discontinued
	Reported	Reclassification	Error Correction	Operations	As Restated

Cash flows from operating activities:
Net income	$25,018	$1,219	$26,237	$—	$26,237
Loss from discontinued operations	(381)	—	(381)	(8,785)	(9,166)

Income from continuing operations	25,399	1,219	26,618	8,785	35,403
Adjustments to reconcile income from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	47,339	—	47,339	(3,513)	43,826
Provision for losses on accounts receivable and inventory	5,385	—	5,385	—	5,385
Stock compensation expense	7,494	—	7,494	(129)	7,365
Translation and exchange gains, net	(2,818)	—	(2,818)	—	(2,818)
Impairment charges and other non-cash items	4,483	—	4,483	—	4,483
Deferred income taxes	12,826	571	13,397	—	13,397
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,950	1,050	17,000	664	17,664
Inventories	(4)	(3,539)	(3,543)	(3,766)	(7,309)
Prepaid expenses and other assets	(2,287)	85	(2,202)	—	(2,202)
Trade payables and accrued liabilities	(20,737)	61	(20,676)	3,491	(17,185)
Income taxes	(37,730)	242	(37,488)	—	(37,488)
Other liabilities	1,190	361	1,551	—	1,551

Cash flow from operating activities in continuing operations	56,490	50	56,540	5,532	62,072
Cash flow from operating activities in discontinued operations	(1,852)	(50)	(1,902)	(5,532)	(7,434)

Net cash provided by operating activities	54,638	—	54,638	—	54,638

Cash flows from investing activities:
Capital expenditures	(15,598)	—	(15,598)	266	(15,332)
Proceeds from sale of assets	37,282	—	37,282	—	37,282
Proceeds from sale of businesses	29,486	—	29,486	—	29,486
Proceeds from investments	15,122	—	15,122	—	15,122
Purchase of investments	(17,100)	—	(17,100)	—	(17,100)
Acquisition of businesses, license rights and product lines	(35,287)	—	(35,287)	—	(35,287)

Cash flow from investing activities in continuing operations	13,905	—	13,905	266	14,171
Cash flow from investing activities in discontinued operations	—	—	—	(266)	(266)

Net cash provided by investing activities	13,905	—	13,905	—	13,905

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
		Adjustments for		Adjustments for
		Error Correction	As Restated for	Restatement for
	As Previously	and Balance Sheet	Adjustments for	Discontinued
	Reported	Reclassification	Error Correction	Operations	As Restated

Cash flows from financing activities:
Payments on long-term debt and notes payable	(9,163)	—	(9,163)	193	(8,970)
Proceeds from capitalized lease financing, long-term debt and notes payable	1,518	—	1,518	(266)	1,252
Stock option exercises and employee stock purchases	10,251	—	10,251	—	10,251
Proceeds from sales of stock (purchase of treasury stock)	(27,507)	—	(27,507)	—	(27,507)
Dividends paid	—	—	—	—	—

Cash flow from financing activities in continuing operations	(24,901)	—	(24,901)	(73)	(24,974)
Cash flow from financing activities in discontinued operations	—	—	—	73	73

Net cash used in financing activities	(24,901)	—	(24,901)	—	(24,901)

Effect of exchange rate changes on cash and cash equivalents	7,564	(17)	7,547	—	7,547

Net increase in cash and cash equivalents	51,206	(17)	51,189	—	51,189
Cash and cash equivalents at beginning of period	326,205	(626)	325,579	—	325,579

Cash and cash equivalents at end of period	377,411	(643)	376,768	—	376,768
Cash and cash equivalents classified as part of discontinued operations	—	—	—	—	—

Cash and cash equivalents of continuing operations	$377,411	$(643)	$376,768	$—	$376,768

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		Adjustments for		Adjustments for
		Error Correction	As Restated for	Restatement for
	As Previously	and Balance Sheet	Adjustments for	Discontinued
	Reported	Reclassification	Error Correction	Operations	As Restated

Cash flows from operating activities:
Net loss	$(48,490)	$219	$(48,271)	$—	$(48,271)
Income (loss) from discontinued operations	(409)	—	(409)	502	93

Loss from continuing operations	(48,081)	219	(47,862)	(502)	(48,364)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	47,071	—	47,071	(3,347)	43,724
Provision for losses on accounts receivable and inventory	7,671	—	7,671	—	7,671
Stock compensation expense	10,697	—	10,697	(84)	10,613
Translation and exchange gains, net	(1,694)	—	(1,694)	—	(1,694)
Impairment charges and other non-cash items	67,806	—	67,806	—	67,806
Deferred income taxes	(3,787)	38	(3,749)	—	(3,749)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,428)	5	(11,423)	4,450	(6,973)
Inventories	(12,435)	—	(12,435)	5,899	(6,536)
Prepaid expenses and other assets	376	(677)	(301)	—	(301)
Trade payables and accrued liabilities	3,015	630	3,645	(14,722)	(11,077)
Income taxes	(11,314)	—	(11,314)	—	(11,314)
Other liabilities	1,732	(13)	1,719	—	1,719

Cash flow from operating activities in continuing operations	49,629	202	49,831	(8,306)	41,525
Cash flow from operating activities in discontinued operations	(418)	(202)	(620)	8,306	7,686

Net cash provided by operating activities	49,211	—	49,211	—	49,211

Cash flows from investing activities:
Capital expenditures	(19,840)	—	(19,840)	445	(19,395)
Proceeds from sale of assets	8,037	—	8,037	—	8,037
Proceeds from sale of businesses	—	—	—	—	—
Proceeds from investments	8,165	—	8,165	—	8,165
Purchase of investments	(8,900)	—	(8,900)	—	(8,900)
Acquisition of businesses, license rights and product lines	(2,932)	—	(2,932)	—	(2,932)

Cash flow from investing activities in continuing operations	(15,470)	—	(15,470)	445	(15,025)
Cash flow from investing activities in discontinued operations	(1)	—	(1)	(445)	(446)

Net cash used in investing activities	(15,471)	—	(15,471)	—	(15,471)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		Adjustments for		Adjustments for
		Error Correction	As Restated for	Restatement for
	As Previously	and Balance Sheet	Adjustments for	Discontinued
	Reported	Reclassification	Error Correction	Operations	As Restated

Cash flows from financing activities:
Payments on long-term debt and notes payable	(6,137)	—	(6,137)	15	(6,122)
Proceeds from capitalized lease financing, long-term debt and notes payable	578	—	578	(445)	133
Stock option exercises and employee stock purchases	2,395	—	2,395	—	2,395
Proceeds from sales of stock (purchase of treasury stock)	—	—	—	—	—
Dividends paid	(14,354)	—	(14,354)	—	(14,354)

Cash flow from financing activities in continuing operations	(17,518)	—	(17,518)	(430)	(17,948)
Cash flow from financing activities in discontinued operations	—	—	—	430	430

Net cash used in financing activities	(17,518)	—	(17,518)	—	(17,518)

Effect of exchange rate changes on cash and cash equivalents	3,501	(46)	3,455	—	3,455

Net increase in cash and cash equivalents	19,723	(46)	19,677	—	19,677
Cash and cash equivalents at beginning of period	224,903	(562)	224,341	—	224,341

Cash and cash equivalents at end of period	244,626	(608)	244,018	—	244,018
Cash and cash equivalents classified as part of discontinued operations	(19)	—	(19)	—	(19)

Cash and cash equivalents of continuing operations	$244,607	$(608)	$243,999	$—	$243,999

3.	Restructuring

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Charge Details (in thousands)

	Three Months	Six Months
	Ended	Ended	Year Ended
	June 30,	June 30,	December 31,
	2006	2006	2006

Employee Severances	$5,369	$12,013	$16,997
Contract cancellation and other cash costs	992	992	1,662

Subtotal: Cash Charges	6,361	13,005	18,659
Abandoned software and other capital assets	3,032	22,854	22,178
Impairment of manufacturing and research facilities	43,690	43,690	97,344

Subtotal: Non-cash charges	46,722	66,544	119,522

Total:	$53,083	$79,549	$138,181

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months	Six Months	Cumulative
	Ended	Ended	Total
	June 30,	June 30,	Incurred
	2007	2007

Employee Severances (approximately 490 employees)	$1,350	$5,130	$22,127
Contract cancellation and other cash costs	1,034	3,115	4,777

Subtotal: Cash Charges	2,384	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	2,891	2,891	2,891
Impairment of manufacturing and research facilities	1,062	2,439	99,783

Subtotal: Non-cash charges	3,953	5,330	124,852

Total:	$6,337	$13,575	$151,756

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

	Three Months	Three Months
	Ended	Ended
	March 31,	June 30,
	2007	2007

Opening accrual	$5,216	$5,931
Charges to earnings	5,861	2,384
Transition and capital expenditure payment obligations	163	6,650
Cash paid	(5,309)	(4,988)

Closing accrual	$5,931	$9,977

4.	Acquisitions

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

In September 2007, we decided to divest our Infergen product rights. The results of the Infergen operations and the related financial position have been have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(SFAS 144). The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

In the three and six months ended June 30, 2007 and 2006, the results from discontinued operations primarily related to Infergen. The loss on disposal of discontinued operations in 2007 was primarily related to a legal judgment with respect to the discontinued biomedical business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Infergen:
Product sales	$9,353	$11,309	$18,323	$25,014
Costs and expenses:
Cost of goods sold (excluding amortization)	2,888	3,694	6,158	7,882
Selling expenses	7,039	5,542	13,033	9,926
General and administrative expenses	543	534	688	650
Research and development costs	1,880	889	4,000	2,750
Amortization expense	1,650	1,650	3,300	3,300

Total costs and expenses	14,000	12,309	27,179	24,508

Income (loss) from discontinued operations, Infergen	(4,647)	(1,000)	(8,856)	506
Other discontinued operations:
Other loss	—	(83)	—	(326)

Consolidated discontinued operations:
Income (loss) from discontinued operations	(4,647)	(1,083)	(8,856)	180

Provision for income taxes	63	21	71	(4)

Income (loss) from discontinued operations	(4,584)	(1,062)	(8,785)	176
Disposal of discontinued operations, net	(382)	(114)	(381)	(83)

Income (loss) from discontinued operations, net	$(4,966)	$(1,176)	$(9,166)	$93

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of discontinued operations are stated separately as of June 30, 2007 and December 31, 2006 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	June 30,	December 31,
	2007	2006
	(Restated)	(Restated)

ASSETS
Cash	$—	$203
Accounts receivable, net	—	21
Inventories, net	8,166	11,932
Prepaid expenses and other current assets	—	2
Property, plant and equipment, net	154	158
Goodwill	4,816	4,816
Intangible assets, net	56,100	59,400

Assets of discontinued operations	$69,236	$76,532

LIABILITIES
Accrued liabilities	11,250	12,686

Liabilities of discontinued operations	$11,250	$12,686

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Income:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$21,880	$(40,949)	$35,403	$(48,364)
Income (loss) from discontinued operations	(4,966)	(1,176)	(9,166)	93

Net income (loss)	$16,914	$(42,125)	$26,237	$(48,271)

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	94,868	92,818	94,722	92,794
Vested stock equivalents (not issued)	181	127	189	118

Denominator for basic earnings per share	95,049	92,945	94,911	92,912
Denominator for diluted earnings per share:
Employee stock options	1,068	—	1,159	—
Other dilutive securities	37	—	20	—

Dilutive potential common shares	1,105	—	1,179	—

Denominator for diluted earnings per share:	96,154	92,945	96,090	92,912

Basic income (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.44)	$0.37	$(0.52)
Loss from discontinued operations	(0.05)	(0.01)	(0.09)	—

Net income (loss) per share	$0.18	$(0.45)	$0.28	$(0.52)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.44)	$0.37	$(0.52)
Loss from discontinued operations	(0.05)	(0.01)	(0.10)	—

Net income (loss) per share	$0.18	$(0.45)	$0.27	$(0.52)

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

The following tables present the details of certain amounts included in the consolidated balance sheet at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
	(Restated)	(Restated)

Accounts receivable, net:
Trade accounts receivable	$173,702	$180,466
Royalties receivable	20,806	22,212
Other receivables	23,957	31,487

	218,465	234,165
Allowance for doubtful accounts	(7,703)	(7,014)

	$210,762	$227,151

Inventories, net:
Raw materials and supplies	$23,496	$37,045
Work-in-process	21,435	21,477
Finished goods	90,688	86,522

	135,619	145,044
Allowance for inventory obsolescence	(13,932)	(14,297)

	$121,687	$130,747

Property, plant and equipment, net:
Property, plant and equipment, at cost	$198,133	$183,597
Accumulated depreciation and amortization	(96,290)	(89,476)

	$101,843	$94,121

Intangible assets:  As of June 30, 2007 and December 31, 2006, intangible assets were as follows (in thousands):

	Weighted	June 30, 2007			December 31, 2006
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$307,089	$(115,568)	$191,521	$291,388	$(99,090)	$192,298
Infectious diseases	11	6,480	(3,600)	2,880	20,500	(11,771)	8,729
Dematology	19	112,062	(48,976)	63,086	87,105	(44,029)	43,076
Other products	11	332,432	(177,871)	154,561	310,633	(157,331)	153,302

Total product rights	14	758,063	(346,015)	412,048	709,626	(312,221)	397,405
License agreement	5	67,376	(56,036)	11,340	67,376	(49,866)	17,510

Total intangible assets		$825,439	$(402,051)	$423,388	$777,002	$(362,087)	$414,915

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	Remaining
	Six Months of
	2007	2008	2009	2010	2011	Thereafter

Product rights
Neurology	$14,413	$28,808	$28,662	$28,495	$21,978	$65,647
Infectious diseases	180	360	360	360	360	1,260
Dermatology	5,091	10,181	10,088	9,976	9,894	17,806
Other products	10,146	19,859	19,252	17,735	18,224	72,913

Total product rights	29,830	59,208	58,362	56,566	50,456	157,626
License agreement	5,168	6,172	—	—	—	—

Total	$34,998	$65,380	$58,362	$56,566	$50,456	$157,626

Amortization expense for the three and six months ended June 30, 2007 was $18,666,000 and $36,147,000, respectively, of which $15,330,000 and $29,976,000, respectively, related to amortization of acquired product rights.

8.	Income Taxes

We incur losses in the United States, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in U.S. product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. A benefit for income taxes of $7,511,000 was recorded for the three months ended June 30, 2007, comprising the following amounts (in thousands):

Three Months
Ended
June 30, 2007

Taxes payable on earnings in tax jurisdictions outside the U.S.	$11,334
Release of reserves for U.S. liabilities recorded in conjunction with settlement of the 1997 — 2001 IRS examination	(21,521)
Interest and penalties on U.S. liabilities, state taxes and other	2,676

$(7,511)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 became effective for Valeant as of January 1, 2007. As a result of the adoption of FIN 48, we recognized an increase of $1,561,000 to the beginning balance of accumulated deficit on the balance sheet. At January 1, 2007 we had $122,697,000 of unrecognized benefits, of which $32,225,000 (inclusive of $18,432,000 interest and $97,000 penalties) would reduce our effective tax rate, if recognized. As of June 30, 2007, unrecognized benefits were reduced to $113,722,000, of which $8,960,000 (inclusive of $6,812,000 interest and $1,456,000 penalties) would reduce our effective rate, if recognized. We are not aware of any amounts which we believe are reasonably possible of reversing in the next twelve months.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option , December 31, 2005	14,632	$17.80
Granted	2,014	$18.54
Exercised	(1,592)	$19.38
Canceled	(1,703)	$21.81

Shares under option , December 31, 2006	13,351	$18.28

Granted	89	$17.13
Exercised	(853)	$17.67
Canceled	(934)	$21.68

Shares under option , June 30, 2007	11,653	$18.49

Exercisable at December 31, 2005	7,197	$17.82

Exercisable at December 31, 2006	8,374	$18.00

Exercisable at June 30, 2007	7,620	$18.12

Awards available for grant at December 31, 2006	4,376

Awards available for grant at June 30, 2007	5,168

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

A summary of stock compensation expense for our stock incentive plans is presented below (amounts in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Employee stock options	$3,128	$4,504	$6,562	$9,320
Employee stock purchase plan	53	149	79	269
Restricted stock units	267	386	724	1,023

Total stock-based compensation expense	$3,448	$5,039	$7,365	$10,612

Stock compensation expense was charged to the following accounts (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of goods sold	163	365	353	800
Selling expenses	884	820	1,813	1,628
General and administrative expenses	2,220	3,069	4,713	6,601
Research and development costs	181	785	486	1,583

Total stock compensation expense	$3,448	$5,039	$7,365	$10,612

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding at June 30, 2007 is as follows (in thousands):

Remainder of 2007	$5,523
2008	5,872
2009	2,284
2010 and thereafter	710

$14,389

Dividends:  We did not pay dividends for either the first or second quarter of 2007. We declared and paid quarterly cash dividends of $0.0775 per share for the first and second quarters of 2006.

10.	Commitments and Contingencies

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Patent Oppositions:  Our two patents covering ribavirin have been revoked by the Opposition Division of the European Patent Office (E.P.O.). The first was revoked on November 25, 2005. We are appealing this decision and expect a decision on the appeal in the fall or winter of 2007. Additionally, on June 12, 2007, the Opposition Board of the E.P.O. revoked our second patent on ribavirin. We are currently reviewing our appeal options with respect to this patent. Roche has notified us that it has discontinued its royalty payment effective the date of revocation. Since royalty payments from Schering, our other licensee of ribavirin, do not depend on the existence of a patent, we expect that payments from Schering will continue until 2010.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the amounts of our segment revenues and operating income for the three and six months ended June 30, 2007 and 2006 (in thousands):

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$68,610	$60,995	$131,209	$123,146
International	55,829	64,209	91,104	109,157
EMEA	77,148	71,981	147,207	132,336

Total specialty pharmaceuticals	201,587	197,185	369,520	364,639
Alliance revenues (including ribavirin royalties)	18,955	21,635	55,425	39,726

Consolidated revenues	$220,542	$218,820	$424,945	$404,365

Operating Income (Loss)
Specialty pharmaceuticals
North America	$26,464	$14,158	$43,795	$33,884
International	8,341	22,673	8,614	31,603
EMEA	15,902	13,232	34,611	17,252

	50,707	50,063	87,020	82,739
Corporate expenses(1)(2)	(19,948)	(15,401)	(35,908)	(38,360)

Total specialty pharmaceuticals	30,759	34,662	51,112	44,379
Restructuring charges and asset impairment(3)	(6,337)	(53,083)	(13,575)	(79,549)
Gain on litigation settlement	—	—	—	34,000
Research and development	(5,622)	(9,795)	8,501	(20,224)

Consolidated segment operating income (loss )	18,800	(28,216)	46,038	(21,394)
Interest income	4,769	2,715	9,280	5,372
Interest expense	(10,882)	(10,861)	(21,834)	(21,298)
Other, net	1,682	756	2,818	1,694

Income (loss) from continuing operations before provision for income taxes	$14,369	$(35,606)	$36,302	$(35,626)

(1)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(2)	The corporate expense total above includes certain corporate marketing expenses in 2007 for our products in development. In the three months and the six months ended June 30, 2006, $4,700,000 of similar costs were allocated out of the corporate segment and reassigned to the research and development division, due to the ownership of certain intellectual property by a foreign subsidiary within this division. This foreign subsidiary no longer owns this intellectual property and the corresponding costs in 2007 are recognized as corporate expenses.

(3)	Restructuring charges are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

The following table sets forth our total assets by segment as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
Total Assets	2007	2006
	(Restated)	(Restated)

North America	$351,944	$381,198
International	211,118	203,292
EMEA	457,274	514,600
Corporate	370,524	207,802
Research and Development Division	70,236	122,268
Discontinued operations	69,236	76,532

Total	$1,530,332	$1,505,692

The following table sets forth our long-term assets by segment as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
Long-Term Assets	2007	2006
	(Restated)	(Restated)

North America	$287,563	$288,889
International	78,704	58,607
EMEA	202,616	201,420
Corporate	115,474	75,506
Research and Development Division	28,832	35,105

Total	$713,189	$659,527

The table above excludes $226,000 in non-current assets of discontinued operations as of December 31, 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Therapeutic Area/Product	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Neurology
Mestinon®(P)	$14,014	$12,322	$24,552	$22,135
Diastat AcuDialtm(P)	12,386	11,709	23,458	23,731
Cesamet®(P)	6,859	4,042	12,770	7,345
Librax®	4,455	5,005	8,122	7,924
Migranal®(P)	3,745	2,701	6,781	5,816
Dalmane®/Dalmadorm®(P)	2,759	2,542	5,095	5,006
Tasmar®(P)	2,371	1,666	4,353	2,851
Melleril(P)	1,811	1,358	3,349	2,758
Zelapar®(P)	1,381	—	1,576	—
Other Neurology	16,392	15,524	31,984	30,211

Total Neurology	66,173	56,869	122,040	107,777

Dermatology
Efudix/Efudex®(P)	17,515	14,975	29,992	30,551
Kinerase®(P)	8,133	9,022	16,511	15,881
Oxsoralen-Ultra®(P)	4,053	3,592	7,936	7,100
Dermatixtm(P)	3,558	2,975	6,329	4,808
Other Dermatology	9,366	12,157	17,379	20,531

Total Dermatology	42,625	42,721	78,147	78,871

Infectious Disease
Virazole®(P)	3,045	3,772	8,564	9,565
Other Infectious Disease	5,222	4,887	10,377	9,616

Total Infectious Disease	8,267	8,659	18,941	19,181

Other therapeutic classes
Bedoyectatm(P)	12,237	12,435	16,798	22,945
Solcoseryl(P)	8,448	4,597	13,795	7,974
Bisocard(P)	5,575	3,912	10,269	7,477
Nyal(P)	3,991	4,803	5,754	6,557
MVI (multi-vitamin infusion)(P)	2,688	3,478	5,170	5,726
Espaven(P)	2,208	2,968	4,070	4,255
Protamin(P)	1,350	1,772	3,420	3,324
Other products	48,025	54,971	91,116	100,552

Total other therapeutic classes	84,522	88,936	150,392	158,810

Total product sales	$201,587	$197,185	$369,520	$364,639

Total promoted product sales	$118,127	$104,641	$210,542	$195,805

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months and the six months ended June 30, 2007 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $36,599,000 and $61,666,000 in the three and six months ended June 30, 2007, respectively, representing 18% and 17% of our total product sales, respectively.

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

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Ribavirin royalty	$18,955	$21,635	$36,175	$39,726
Licensing payment	—	—	19,200	—
Other	—	—	50	—

Total alliance revenue	$18,955	$21,635	$55,425	$39,726

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

13.	Subsequent events

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

We are amending our quarterly report on Form 10-Q for the quarter ended June 30, 2007, which was originally filed on August 7, 2007 (the “Original Filing”) to restate our unaudited consolidated condensed financial statements for the three-month and six-month periods ended June 30, 2007 and 2006 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements contained in this amended quarterly report for a detailed discussion of the effect of the restatement.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, and primarily arose during the period January 1, 2002 to September 30, 2007. On March 17, 2008, we filed an annual report on Form 10-K for the year ended December 31, 2007. The annual report contained restated consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and restated selected financial data as of and for the years ended December 31, 2006, 2005, 2004, and 2003. The annual report also contained restated quarterly financial data for the three-month periods ended June 30, 2007 and 2006 and other quarterly periods. The reader should read the annual report in conjunction with this amended report. The discussion and data in the reports containing our restated financial information may differ from the discussions and data from our previously filed reports.

The errors and the cumulative effect of the corrections as of June 30, 2007 are identified as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends in Latin America, the cumulative effect of which as June 30, 2007 is a reduction in revenue of $5,216,000;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which as of June 30, 2007 is a reduction of revenues of $254,000;

iii. Decrease in cost of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which as of June 30, 2007 is a reduction in cost of goods sold and a corresponding increase in gross profit of $3,540,000;

iv. Changes in pension expense in the UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which as of June 30, 2007 is a decrease in general and administrative expenses of $123,000; and

v. Reduction in cumulative income tax expense as of June 30, 2007 of $506,000 resulting from the income tax effects of the pre-tax adjustments described above. Additionally, income tax expense increased by $825,000 due to corrections of deferred taxes in certain foreign locations.

	Six Months	Six Months				Total
	Ended	Ended				Additional
	June 30,	June 30,	Year Ended December 31,			Income
Income (Expense)	2007	2006	2006	2005	Prior Periods	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(1,136)	$(503)	$(1,554)	$(371)	$(2,155)	$(5,216)
Reversal of revenue in Italy	36	—	(290)	—	—	(254)
Cost of goods bookkeeping in the UK and France	3,540	—	—	—	—	3,540
European pension accounting	(396)	758	1,401	(256)	(626)	123
Total impact before taxes	2,044	255	(443)	(627)	(2,781)	(1,807)
Tax effect on above	(825)	(36)	204	139	988	506
Other deferred tax items	—	—	(764)	(61)	—	(825)

Total impact of restatement	$1,219	$219	$(1,003)	$(549)	$(1,793)	$(2,126)

Amounts appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the three and six months ended June 30, 2007 and 2006 reflect the effects of the restatement as described above. Amounts appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operations also reflect our September 2007 reclassification of our Infergen operations to conform to discontinued operations for all historical periods presented.

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

Product sales from our specialty pharmaceutical segments increased $4,402,000 (2%) for the three months ended June 30, 2007 and increased $4,881,000 (1%) for the six months ended June 30, 2007, respectively, compared with the same periods in 2006. Product sales from our Promoted Products increased $13,486,000 (13%) and $14,737,000 (8%) for the three and six months ended June 30, 2007, respectively, over the same periods from 2006. Product sales in the three and six months ended June 30, 2007 were impacted by distribution issues which resulted in reduced sales to certain wholesalers in Mexico. The increase in product sales in the three months ended June 30, 2007 included increases in the sales of Efudex, Cesamet, Mestinon, Solcoseryl, Bisocard and Zelapar. In the three months ended June 30, 2007, the 2% increase in product sales compared to the corresponding period in 2006 was due to a 4% benefit from currency fluctuations and a 1% increase in price, partly offset by a 3% reduction in volume. In the six months ended June 30, 2007, the increase in product sales of $4,881,000 (1%) compared to the corresponding period in 2006 was due to a 3% benefit from currency fluctuations and a 2% increase in price, partly offset by a 4% reduction in volume.

The following tables compare 2007 and 2006 revenues by reportable segments and operating expenses for the three months and six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$68,610	$60,995	$7,615	12%
International	55,829	64,209	(8,380)	(13)%
EMEA	77,148	71,981	5,167	7%

Total specialty pharmaceuticals	201,587	197,185	4,402	2%
Alliance revenues (including ribavirin royalties)	18,955	21,635	(2,680)	(12)%

Total revenues	220,542	218,820	1,722	1%

Costs and Expenses
Cost of goods sold (excluding amortization)	57,614	62,065	(4,451)	(7)%
Selling expenses	67,645	60,728	6,917	11%
General and administrative expenses	28,743	29,318	(575)	(2)%
Research and development costs	22,737	25,978	(3,241)	(12)%
Gain on litigation settlements	—	—	—
Restructuring charges and asset impairment	6,337	53,083	(46,746)	NM
Amortization expense	18,666	15,864	2,802	18%

Operating income (loss)	$18,800	$(28,216)	$47,016

Gross profit on product sales (excluding amortization)	$143,973	$135,120	$8,853	7%

Gross margin	71%	69%

	Six Months Ended
	June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$131,209	$123,146	$8,063	7%
International	91,104	109,157	(18,053)	(17)%
EMEA	147,207	132,336	14,871	11%

Total specialty pharmaceuticals	369,520	364,639	4,881	1%
Alliance revenues (including ribavirin royalties)	55,425	39,726	15,699	40%

Total revenues	424,945	404,365	20,580	5%

Costs and Expenses
Cost of goods sold (excluding amortization)	104,515	116,478	(11,963)	(10)%
Selling expenses	126,085	120,619	5,466	5%
General and administrative expenses	54,858	57,705	(2,847)	(5)%
Research and development costs	43,727	53,671	(9,944)	(19)%
Gain on litigation settlements	—	(34,000)	34,000	NM
Restructuring charges and asset impairment	13,575	79,549	(65,974)	NM
Amortization expense	36,147	31,737	4,410	14%

Operating income (loss)	$46,038	$(21,394)	$67,432

Gross profit on product sales (excluding amortization)	$265,005	$248,161	$16,844	7%

Gross margin	72%	68%

NM — Not Meaningful

In the North America pharmaceuticals segment, revenues for the three months ended June 30, 2007 were $68,610,000, compared to $60,995,000 for the same period in 2006, representing an increase of $7,615,000 (12%). Revenues for the six months ended June 30, 2007 were $131,209,000 compared to $123,146,000 for 2006, an increase of $8,063,000 (7%). The increases in the three-month period is primarily related to increases in Cesamet, Efudex, Zelapar, Migranal, and Kinerase, partly offset by a decline in sales of Mestinon and Mysoline. The increase in the six-month period is primarily related to increases in the sales of Cesamet, Librax, Kinerase and Zelapar. The launch of Zelapar contributed $1,381,000 in revenue in the three months ended June 30, 2007 and $1,576,000 in the six months ended June 30, 2007. We launched Zelapar in the third quarter of 2006. The reported increases in Cesamet sales were primarily in Canada. Product sales in the North America region were 34% and 36% of total product sales in the three and six months ended June 30, 2007, respectively, compared to 31% and 34% of total product sales for the same periods in 2006. In the three-month period ended June 30, 2007, the 12% increase in North America pharmaceuticals sales resulted from a 9% increase in price and a 3% increase in volume. In the six-month period ended June 30, 2007, the 7% increase in sales resulted from a 10% increase in price, offset by a 3% decrease in volume. The increased strength of the Canadian dollar relative to the U.S. dollar contributed $261,000 and $84,000 in the three months and six months ended June 30, 2007, respectively.

In the International pharmaceuticals segment, revenues for the three months ended June 30, 2007 were $55,829,000 compared to $64,209,000 for 2006, a decrease of $8,380,000 (13%). The decrease was due to the reduced shipments of product to certain wholesalers in Mexico who had ceased making payments to us because they felt disadvantaged by changes we made in our distribution operations in 2006. Revenues for the six months ended June 30, 2007 were $91,104,000 compared to $109,157,000, representing a decrease of $18,053,000 (17%). In the three-month period ended June 30, 2007, the 13% decrease in the International pharmaceuticals sales resulted from a 16% decrease in volume, offset by a 4% benefit from currency fluctuations and a 1% price increase. In the six-month period ended June 30, 2007, the 17% decrease in sales resulted from a 20% decrease in volume, offset by a 2% benefit from currency and a 1% price increase.

In the EMEA pharmaceuticals segment, revenues for the three months ended June 30, 2007 were $77,148,000, compared to $71,981,000 for the same period in 2006, an increase of $5,167,000 (7%). Revenues for the six months ended June 30, 2007 were $147,207,000 compared to $132,336,000 for 2006, an increase of $14,871,000 (11%). The EMEA region reported increased sales in the second quarter of Solcoseryl, Bisocard, Dermatix, and Mestinon, partly offset by declines in Kinerase, Librax, and Calcitonin. Sales of new products, including Cesamet, contributed approximately $2,517,000 to the region’s growth in the quarter. Much of the growth was in Central and Eastern Europe. In the three-month period ended June 30, 2007, the 7% increase in EMEA sales resulted from a 3% increase in volume and an 8% benefit from currency, offset by a 4% aggregate decrease in prices. In the six-month period ended June 30, 2007, the 11% increase in sales resulted from a 9% increase in volume and an 8% benefit from currency, offset by a 6% aggregate decrease in price.

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

Royalties from Schering-Plough and Roche and decreased $2,680,000 (12%) and accounted for 9% of our total revenues from continuing operations for the three months ended June 30, 2007 as compared to 10% in the similar three-month period in 2006. Ribavirin royalty revenues decreased $3,551,000 (9%) and accounted for 9% of our total revenues from continuing operations for the six months ended June 30, 2007 as compared to 10% in the similar six-month period in 2006. The year-to-date decrease in ribavirin royalties reflects reduced ribavirin sales in Japan and competitive dynamics between Roche and Schering-Plough in Europe. Such royalties are expected to decline as a result of market competition, price reductions, and the eventual loss of exclusivity in Europe and Japan.

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

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales increased from 69% to 71% for the three months 68% to 72% for the six months ended June 30, 2007, compared with the corresponding periods in 2006. The increase in gross profit margin is the result of reduced product royalty expenses, reduced inventory write-offs, product mix, and efficiencies resulting from our strategic restructuring program. Our gross margin in 2007 benefited from our purchase of a paid-up license to Kinetin and Zeatin, the active ingredients in Kinerase, as we are no longer required to pay royalties on this product line.

Selling Expenses:  Selling expenses were $67,645,000 and $126,085,000 for the three and six months ended June 30, 2007, respectively, compared to $60,728,000 and $120,619,000 for the same periods in 2006, resulting in increases of $6,917,000 (11%) and $5,466,000 (5%), respectively. As a percent of product sales, selling expenses were 34% for the three and six months ended June 30, 2007, respectively, compared to 31% and 33%, respectively, for the same periods in 2006. The increase in selling expenses primarily reflects higher selling expenses in the International and EMEA segments, including a television advertising campaign in Australia, launch activities in Central Europe, and initiatives to reestablish our distribution channels in Mexico.

General and Administrative Expenses:  General and administrative expenses were $28,743,000 and $54,858,000 for the three and six months ended June 30, 2007, respectively, compared to $29,318,000 and

$57,705,000 for the same periods in 2006, resulting in decreases of $575,000 (2%) and $2,847,000 (5%), respectively. As a percent of product sales, general and administrative expenses were 14% and 15% for the three and six months ended June 30, 2007, respectively, compared to 15% and 16% for the same periods in 2006, respectively. General and administrative expense in the three months and six months ended June 30, 2006 included $2,355,000 in damages awarded against us in the Caleel + Hayden case.

Research and Development:  Research and development expenses were $22,737,000 and $43,727,000 for the three and six months ended June 30, 2007, respectively, compared to $25,978,000 and $53,671,000 for the same periods in 2006, resulting in a decrease of $3,241,000 (12%) in the three-month period and a decrease of $9,944,000 (19%) in the six-month period, respectively. This decrease reflects the completion of the VISER clinical trials for taribavirin and savings from our strategic restructuring program relating to the divestment of our discovery operations in December 2006. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who has subsequently informed us of its intent to terminate this license and thereby return these rights to Metabasis. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials.

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

Restructuring Charge Details (in thousands)

	Three Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2006	2006	2006

Employee Severances	$5,369	$12,013	$16,997
Contract cancellation and other cash costs	992	992	1,662

Subtotal: Cash Charges	6,361	13,005	18,659
Abandoned software and other capital assets	3,032	22,854	22,178
Impairment of manufacturing and research facilities	43,690	43,690	97,344

Subtotal: Non-cash charges	46,722	66,544	119,522

Total:	$53,083	$79,549	$138,181

	Three Months	Six Months	Cumulative
	Ended	Ended	Total
	June 30,	June 30,	Incurred
	2007	2007

Employee Severances (approximately 490 employees)	$1,350	$5,130	$22,127
Contract cancellation and other cash costs	1,034	3,115	4,777

Subtotal: Cash Charges	2,384	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	2,891	2,891	2,891
Impairment of manufacturing and research facilities	1,062	2,439	99,783

Subtotal: Non-cash charges	3,953	5,330	124,852

Total:	$6,337	$13,575	$151,756

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

Amortization:  Amortization expense was $18,666,000 and $36,147,000 for the three and six months ended June 30, 2007, respectively, compared to $15,864,000 and $31,737,000 for the same periods in 2006, resulting in increases of $2,802,000 (18%) and $4,410,000 (14%), respectively. The increase is the result of the acquisition of product rights for Kinerase, Nabilone, Melleril, and certain products in Europe, offset in part by a declining amortization expense for the rights to the ribavirin royalty. The impairment of a product in Spain contributed $310,000 in amortization expense in the three months and the six months ended June 30, 2007.

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

Income Taxes:  The tax provisions in the second quarters of both 2007 and 2006 relate to the profits of our foreign operations, foreign withholding taxes, penalties and interest associated with U.S. liabilities and state and local taxes in the U.S. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for U.S. income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses. The provision for income taxes in the three months ended June 30, 2007 was reduced by $12,854,000, primarily related to resolution of the IRS examination of our tax returns for the years 1997 through 2001.

Loss from Discontinued Operations, Net of Taxes:  The results from discontinued operations relates primarily to our Infergen operations. The loss on disposal of discontinued operations in 2007 was primarily related to a legal judgment with respect to the discontinued biomedical business.

Liquidity and Capital Resources

Cash and marketable securities totaled $386,650,000 at June 30, 2007 compared to $335,746,000 at December 31, 2006, an increase of $50,904,000. Working capital was $545,091,000 at June 30, 2007 compared to $464,909,000 at December 31, 2006. The increase in working capital (excluding assets held for sale and assets of discontinued operations) of $80,182,000 was primarily the result of the increase in cash of $51,392,000, the reduction in current tax liabilities of $34,264,000, and the reduction in accrued liabilities of $15,280,000, partly offset by the reduction in accounts receivable of $16,389,000 and the sale of $12,000,000 of inventory in the Puerto Rico and Switzerland manufacturing plant sales.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds in 2007. During the six months ended June 30, 2007, cash provided by operating activities in continuing operations totaled $62,072,000 compared to $41,525,000 in the same period in 2006, an increase of $20,547,000. The cash provided by operating activities in continuing operations for the six months ended June 30, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough and $6,000,000 from the Republic of Serbia. The cash provided by operating activities in continuing operations for the six months ended June 30, 2006 included receipt of $28,000,000 from the Republic of Serbia. The sale of $12,000,000 of inventory in the Basel, Switzerland and Puerto Rico manufacturing plant sales reduced cash provided by operating activities in continuing operations, as the cash received for this inventory has been reported in cash flows from investing activities in continuing operations. Other than the impact of these events, the increase in cash provided by operating activities in continuing operations resulted from our income from continuing operations.

Cash provided by investing activities in continuing operations was $14,171,000 for the six months ended June 30, 2007 compared to cash used in investing activities in continuing operations of $15,025,000 for the six months ended June 30, 2006. In 2007 cash provided by investing activities in continuing operations consisted primarily of proceeds from the sale of assets of $37,282,000 and proceeds from the sale of businesses of $29,486,000, offset by the use of $35,287,000 used for product acquisitions and $15,332,000 used for capital expenditures. In the six months ended June 30, 2006, net cash used in investing activities in continuing operations consisted of capital expenditures on corporate programs and existing facilities of $19,395,000, partially offset by proceeds from the sale of assets, including the Warsaw manufacturing facility, of $8,037,000.

Cash used in financing activities in continuing operations was $24,974,000 in the six months ended June 30, 2007 and principally consisted of the repurchase of our common stock for $27,507,000 and payments of long-term debt and notes payable of $8,970,000, offset by proceeds from stock option exercises and employee stock purchases of $10,251,000. Cash used in financing activities in continuing operations was $17,948,000 in the six months ended June 30, 2006 and principally consisted of dividends paid on common stock of $14,354,000 and debt retirements of $6,122,000.

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

Foreign Operations

Approximately 75% and 74% of our revenues from continuing operations, which includes royalties, for the six months ended June 30, 2007 and 2006, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

In some markets customers have the right to return products to us under certain conditions. Historically and in the three and six-month periods ended June 30, 2007 and 2006, the provision for sales returns was less than 6% of product sales. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. We use third-party data, when available, to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue.

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

Stock-based Compensation Expense

We apply SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 was $7,365,000, compared with $10,612,000 for the similar time period in 2006. We adopted SFAS 123(R) on a prospective basis and have not restated financial statements for prior years.

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

	2007	2006

Average life of option (years )	5.73	4.10 - 5.80
Stock price volatility	35% - 36%	37% - 39%
Expected dividend per share	$0.00	$0.00 - $0.31
Risk-free interest rate	4.52% - 4.76%	4.54% - 4.80%
Weighted-average fair value of options	$7.28	$7.83

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

The total future compensation costs associated with employee stock options and restricted stock awards that were outstanding at June 30, 2007 is $14,389,000. This will be amortized to expense as follows: $5,523,000 in the remaining quarters of 2007, $5,872,000 in 2008, $2,284,000 in 2009 and $710,000 in 2010 and thereafter.

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

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and six months ended June 30, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 7, 2007 except for Note 2, which is as of April 14, 2008, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 because of the material weakness described below.

As of June 30, 2007, the end of the period covered by this amended report, management determined that we had a material weakness in internal control over financial reporting. We did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Voting at the Annual Meeting was as follows:

	Votes Cast	Votes Cast	Votes	Votes
Matter	For	Against	Withheld	Abstain

Election of Norma Ann Provencio	83,821,014		4,103,730
Election of Timothy C. Tyson	76,418,928		11,505,815
Election of Elaine Ullian	74,359,310		13,565,433
Ratification of Appointment of PricewaterhouseCoopers LLP	77,800,833	10,081,356		42,553

Item 6.	Exhibits

(a)	Exhibits

Exhibit

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
10	.1*	Form of Restricted Stock Unit Award Grant Notice for Directors
10	.2*	Form of Restricted Stock Unit Award Agreement for Directors
15.1		Review Report of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Filed with our quarterly report on Form 10-Q for the period ended June 30, 2007, filed on August 7, 2007.

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

/s/  Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 14, 2008

EXHIBIT INDEX

Exhibit

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
10	.1*	Form of Restricted Stock Unit Award Grant Notice for Directors
10	.2*	Form of Restricted Stock Unit Award Agreement for Directors
15.1		Review Report of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	Filed with our quarterly report on Form 10-Q for the period ended June 30, 2007, filed on August 7, 2007.