Form 10-Q/A
period 2007-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2008-04-14
CIK 930184

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

VALEANT PHARMACEUTICALS INTERNATIONAL

Explanatory Note

We are amending our quarterly report on Form 10-Q for the quarter ended September 30, 2007, which was originally filed on November 8, 2007 (the “Original Filing”) to restate our unaudited consolidated condensed financial statements for the three-month and nine-month periods ended September 30, 2007 and 2006 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements contained in this amended quarterly report for a detailed discussion of the effect of the restatement.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, and primarily arose during the period January 1, 2002 to September 30, 2007. On March 17, 2008, we filed our annual report on Form 10-K for the year ended December 31, 2007. The annual report contained restated consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and restated selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003. The annual report also contained restated quarterly financial data for the three-month periods ended September 30, 2007 and 2006 and other quarterly periods. The reader should read the annual report in conjunction with this amended quarterly report. As a result of the restatement, the discussion and data in the reports containing our restated financial information may differ from the discussions and data from our previously filed reports.

For more information on these matters, please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, and Item 4, Controls and Procedures, as well as Note 2.

In addition to the restated financials in our 2007 annual report on Form 10-K and this amended quarterly report on Form 10-Q/A, we are also amending our quarterly reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, originally filed on May 9, 2007 and August 7, 2007, respectively, to restate our unaudited consolidated condensed financial statements for those periods and the corresponding periods in 2006.

With the exception of this amended quarterly report for the quarter ended September 30, 2007 and our amended quarterly reports for the quarters ended March 31 and June 30, 2007, we are not amending and do not intend to amend any of our previously filed annual reports on Form 10-K or other quarterly reports on Form 10-Q. As we have previously announced, the consolidated financial statements and related information contained in such previously filed reports should no longer be relied upon.

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

All of the information in this amended quarterly report on Form 10-Q/A is as of September 30, 2007 and does not reflect events occurring after the filing date of the Original Filing, other than the restatement, or modify or update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, and 32.1 described below) affected by subsequent events. For the convenience of the reader, this amended quarterly report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the restatement:

Part I — Item 1 — Unaudited Financial Statements;
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I — Item 4 — Controls and Procedures; and
Part II — Item 6 — Exhibits.

This amended quarterly report on Form 10-Q/A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007 and subseqent filings with the SEC. In addition, in accordance with applicable SEC rules, this amended quarterly report on Form 10-Q/A includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, and 32.1.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(In thousands, except par value data)

	September 30,	December 31,
	2007	2006
	(Restated)(1)	(Restated)(1)
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$354,318	$325,376
Marketable securities	14,511	10,370
Accounts receivable, net	197,028	227,151
Inventories, net	122,045	130,747
Assets held for sale and assets of discontinued operations	65,395	124,821
Prepaid expenses and other current assets	14,831	16,398
Current deferred tax assets, net	6,648	8,550
Income taxes	8,365	2,526

Total current assets	783,141	845,939
Property, plant and equipment, net	110,591	94,121
Deferred tax assets, net	65,397	21,218
Goodwill	80,346	75,346
Intangible assets, net	411,414	414,915
Other assets	44,299	53,927
Assets of discontinued operations	—	226

Total non-current assets	712,047	659,753

	$1,495,188	$1,505,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$39,476	$60,621
Accrued liabilities	145,515	146,705
Notes payable and current portion of long-term debt	2,842	9,237
Income taxes	6,522	39,646
Liabilities held for sale and liabilities of discontinued operations	6,289	—

Total current liabilities	200,644	256,209
Long-term debt, less current portion	780,318	778,196
Deferred tax liabilities, net	2,106	3,705
Liabilities for uncertain tax positions	59,242	—
Other liabilities	21,721	24,506
Liabilities of discontinued operations	—	12,686

Total non-current liabilities	863,387	819,093

Total liabilities	1,064,031	1,075,302

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 90,964 (September 30, 2007) and 94,416 (December 31, 2006) shares outstanding (after deducting shares in treasury of 5,817 as of September 30, 2007 and 1,094 as of December 31, 2006)	910	944
Additional capital	1,209,194	1,263,318
Accumulated deficit	(839,224)	(851,812)
Accumulated other comprehensive income	60,277	17,940

Total stockholders’ equity	431,157	430,390

	$1,495,188	$1,505,692

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2007 and 2006
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

Revenues:
Product sales	$192,976	$189,262	$562,496	$553,901
Alliance revenue (including ribavirin royalties)	14,078	20,968	69,503	60,694

Total revenues	207,054	210,230	631,999	614,595

Costs and expenses:
Cost of goods sold (excluding amortization)	57,864	57,326	162,379	173,804
Selling expenses	64,397	62,635	190,482	183,254
General and administrative expenses	29,159	26,301	84,017	84,006
Research and development costs	24,885	20,328	68,612	73,999
Gain on litigation settlements	—	(17,550)	—	(51,550)
Restructuring charges and asset impairment	—	17,138	13,575	96,687
Amortization expense	18,130	16,774	54,277	48,511

Total costs and expenses	194,435	182,952	573,342	608,711

Income from operations	12,619	27,278	58,657	5,884
Other income (loss), net including translation and	(262)	(454)	2,556	1,240
Interest income	3,601	3,209	12,881	8,581
Interest expense	(10,365)	(10,960)	(32,199)	(32,258)

Income (loss) from continuing operations before income taxes and minority interest	5,593	19,073	41,895	(16,553)
Provision for income taxes	7,868	11,538	8,767	24,276
Minority interest, net	2	2	2	2

Income (loss) from continuing operations	(2,277)	7,533	33,126	(40,831)
Income (loss) from discontinued operations	(9,813)	6,004	(18,979)	6,097

Net income (loss)	$(12,090)	$13,537	$14,147	$(34,734)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.35	$(0.44)
Income (loss) from discontinued operations	(0.11)	0.07	(0.20)	0.07

Net income (loss) per share:	$(0.13)	$0.15	$0.15	$(0.37)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.35	$(0.44)
Income (loss) from discontinued operations	(0.11)	0.06	(0.20)	0.07

Net income (loss) per share:	$(0.13)	$0.14	$0.15	$(0.37)

Shares used in per share computations — Basic	91,889	93,244	93,896	93,036

Shares used in per share computation — Diluted	91,889	95,264	95,003	93,036

Dividends paid per share of common stock	$—	$0.08	$—	$0.24

Dividends declared per share of common stock	$—	$—	$—	$0.16

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months and nine months ended September 30, 2007 and 2006
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

Net income (loss)	$(12,090)	$13,537	$14,147	$(34,734)
Other comprehensive income (loss):
Foreign currency translation adjustments	25,257	4,668	37,307	14,955
Unrealized gain (loss) on marketable equity securities and other	(1,262)	155	6,375	(817)
Pension liability adjustment	638	—	(1,345)	—

Comprehensive income (loss)	$12,543	$18,360	$56,484	$(20,596)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Restated)(1)	(Restated)(1)

Cash flows from operating activities:
Net income (loss)	$14,147	$(34,734)
Income (loss) from discontinued operations	(18,979)	6,097

Income (loss) from continuing operations	33,126	(40,831)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	66,170	64,987
Provision for losses on accounts receivable and inventory	6,953	11,697
Stock compensation expense	10,729	16,229
Translation and exchange gains, net	(2,556)	(1,240)
Impairment charges and other non-cash items	6,445	83,578
Deferred income taxes	15,507	7,527
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,423	(17,583)
Inventories	(1,830)	(11,886)
Prepaid expenses and other assets	(2,162)	(3,227)
Trade payables and accrued liabilities	(18,185)	(14,047)
Income taxes	(40,138)	(17,744)
Other liabilities	(2,862)	1,778

Cash flow from operating activities in continuing operations	103,620	79,238
Cash flow from operating activities in discontinued operations	(18,633)	826

Net cash provided by operating activities	84,987	80,064

Cash flows from investing activities:
Capital expenditures	(24,683)	(26,177)
Proceeds from sale of assets	37,923	8,337
Proceeds from sale of businesses	30,120	—
Proceeds from investments	19,967	20,501
Purchase of investments	(22,100)	(20,200)
Acquisition of businesses, license rights and product lines	(35,487)	(4,129)

Cash flow from investing activities in continuing operations	5,740	(21,668)
Cash flow from investing activities in discontinued operations	(5,942)	(459)

Net cash used in investing activities	(202)	(22,127)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(8,935)	(6,372)
Proceeds from capitalized lease financing, long-term debt and notes payable	1,923	120
Stock option exercises and employee stock purchases	14,517	7,898
Proceeds from sales of stock (purchase of treasury stock)	(79,599)	—
Dividends paid	—	(21,550)

Cash flow from financing activities in continuing operations	(72,094)	(19,904)
Cash flow from financing activities in discontinued operations	573	408

Net cash used in financing activities	(71,521)	(19,496)

Effect of exchange rate changes on cash and cash equivalents	15,475	4,638

Net increase in cash and cash equivalents	28,739	43,079
Cash and cash equivalents at beginning of period	325,579	224,341

Cash and cash equivalents at end of period	354,318	267,420
Cash and cash equivalents classified as part of discontinued operations	—	(136)

Cash and cash equivalents of continuing operations	$354,318	$267,284

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

2.	Restatement of Consolidated Financial Statements

During the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, we concluded that certain errors identified prior to the filing of our annual report on Form 10-K for the year ended December 31, 2007 were material to certain prior periods, including the year ended December 31, 2006.

The errors and the cumulative effect of the corrections as of September 30, 2007 are identified as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends in Latin America, the cumulative effect of which as of September 30, 2007 is a reduction in revenue of $5,200,000;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which as of September 30, 2007 is a reduction of revenues of $1,840,000;

iii. Decrease in cost of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which as of September 30, 2007 is a reduction in cost of goods sold and a corresponding increase in gross profit of $4,710,000;

iv. Changes in pension expense in the UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which as of September 30, 2007 is a decrease in general and administrative expenses of $240,000; and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

v. Reduction in cumulative income tax expense as of September 30, 2007 of $718,000 resulting from the income tax effects of the pre-tax adjustments described above. Additionally, income tax expense increased by $825,000 due to corrections of deferred taxes in certain foreign locations.

	Nine Months	Nine Months				Total
	Ended	Ended				Additional
	September 30,	September 30,	Year Ended December 31,		Prior	Income
Income (Expense)	2007	2006	2006	2005	Periods	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(1,120)	$(774)	$(1,554)	$(371)	$(2,155)	$(5,200)
Reversal of revenue in Italy	(1,550)	(340)	(290)	—	—	(1,840)
Cost of goods bookkeeping in the UK and France	4,710	—	—	—	—	4,710
European pension accounting	(279)	1,078	1,401	(256)	(626)	240

Total impact before taxes	1,761	(36)	(443)	(627)	(2,781)	(2,090)
Tax effect on above	(613)	84	204	139	988	718
Other deferred tax items	—	—	(764)	(61)	—	(825)

Total impact of restatement	$1,148	$48	$(1,003)	$(549)	$(1,793)	$(2,197)

Below is a summary of the specific income statement accounts as previously reported and as affected by the restatement for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Product sales
As previously reported	$194,545	$189,872	$565,166	$555,015
Adjustment	(1,569)	(610)	(2,670)	(1,114)

As restated	$192,976	$189,262	$562,496	$553,901

Cost of goods sold
As previously reported	$59,033	$57,326	$167,089	$173,804
Adjustment	(1,169)	—	(4,710)	—

As restated	$57,864	$57,326	$162,379	$173,804

General and administrative expenses
As previously reported	$29,276	$26,620	$83,738	$85,084
Adjustment	(117)	(319)	279	(1,078)

As restated	$29,159	$26,301	$84,017	$84,006

Income from operations, before interest, taxes and other items
As previously reported	$12,902	$27,569	$56,896	$5,920
Adjustment	(283)	(291)	1,761	(36)

As restated	$12,619	$27,278	$58,657	$5,884

Income (loss) from continuing operations before income taxes and minority interest
As previously reported	$5,876	$19,364	$40,134	$(16,517)
Adjustment	(283)	(291)	1,761	(36)

As restated	$5,593	$19,073	$41,895	$(16,553)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Provision for income taxes
As previously reported	$8,080	$11,658	$8,154	$24,360
Adjustment	(212)	(120)	613	(84)

As restated	$7,868	$11,538	$8,767	$24,276

Income (loss) from continuing operations
As previously reported	$(2,206)	$7,704	$31,978	$(40,879)
Adjustment	(71)	(171)	1,148	48

As restated	$(2,277)	$7,533	$33,126	$(40,831)

Net income (loss)
As previously reported	$(12,019)	$13,708	$12,999	$(34,782)
Adjustment	(71)	(171)	1,148	48

As restated	$(12,090)	$13,537	$14,147	$(34,734)

Below is a summary of the earnings per share information as reported and as affected by the restatement for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic income (loss) per share — as previously reported
From continuing operations	$(0.02)	$0.08	$0.34	$(0.44)
From discontinued operations	(0.11)	0.07	(0.20)	0.07

Net income (loss)	$(0.13)	$0.15	$0.14	$(0.37)
Basic income per share — adjustments
From continuing operations	$—	$—	$0.01	$—
From discontinued operations	—	—	—	—

Net income	$—	$—	$0.01	$—
Basic income (loss) per share — as restated
From continuing operations	$(0.02)	$0.08	$0.35	$(0.44)
From discontinued operations	(0.11)	0.07	(0.20)	0.07

Net income (loss)	$(0.13)	$0.15	$0.15	$(0.37)
Diluted income (loss) per share — as previously reported
From continuing operations	$(0.02)	$0.08	$0.34	$(0.44)
From discontinued operations	(0.11)	0.06	(0.20)	0.07

Net income (loss)	$(0.13)	$0.14	$0.14	$(0.37)
Diluted income per share — adjustments
From continuing operations	$—	$—	$0.01	$—
From discontinued operations	—	—	—	—

Net income	$—	$—	$0.01	$—
Diluted income (loss) per share — as restated
From continuing operations	$(0.02)	$0.08	$0.35	$(0.44)
From discontinued operations	(0.11)	0.06	(0.20)	0.07

Net income (loss)	$(0.13)	$0.14	$0.15	$(0.37)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the specific balance sheet accounts as reported and as affected by the restatement and certain adjustments for changes in balance sheet classification as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(In thousands)

Cash and cash equivalents
As previously reported	$354,996	$326,002
Adjustment	(678)	(626)

As restated	$354,318	$325,376

Marketable securities
As previously reported	$13,833	$9,743
Adjustment	678	627

As restated	$14,511	$10,370

Accounts receivable, net
As previously reported	$200,742	$227,452
Adjustment	(3,714)	(301)

As restated	$197,028	$227,151

Inventories, net
As previously reported	$117,105	$130,747
Adjustment	4,940	—

As restated	$122,045	$130,747

Current deferred tax assets, net
As previously reported	$6,561	$8,071
Adjustment	87	479

As restated	$6,648	$8,550

Deferred tax assets, net
As previously reported	$65,824	$21,514
Adjustment	(427)	(296)

As restated	$65,397	$21,218

Other assets
As previously reported	$46,408	$53,555
Adjustment	(2,109)	372

As restated	$44,299	$53,927

Accrued liabilities
As previously reported	$142,009	$142,532
Adjustment	3,506	4,173

As restated	$145,515	$146,705

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2007	2006
	(In thousands)

Income taxes
As previously reported	$6,424	$39,818
Adjustment	98	(172)

As restated	$6,522	$39,646

Liabilities held for sale and liabilities of discontinued operations
As previously reported	$6,380	$—
Adjustment	(91)	—

As restated	$6,289	$—

Deferred tax liabilities, net
As previously reported	$1,610	$3,255
Adjustment	496	450

As restated	$2,106	$3,705

Other liabilities
As previously reported	$20,145	$18,182
Adjustment	1,576	6,324

As restated	$21,721	$24,506

Liabilities of discontinued operations
As previously reported	$2,104	$18,343
Adjustment	(2,104)	(5,657)

As restated	$—	$12,686

Accumulated deficit
As previously reported	$(837,029)	$(848,467)
Adjustment	(2,195)	(3,345)

As restated	$(839,224)	$(851,812)

Accumulated other comprehensive income
As previously reported	$62,786	$19,458
Adjustment	(2,509)	(1,518)

As restated	$60,277	$17,940

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Information on cash flows as set forth in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006 (in thousands), presenting the impact of the restatement and certain adjustments for changes in balance sheet classification is as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	As			As
	Previously			Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$12,999	$1,148	$14,147	$(34,782)	$48	$(34,734)
Income (loss) from discontinued operations	(18,979)	—	(18,979)	6,097	—	6,097

Income (loss) from continuing operations	31,978	1,148	33,126	(40,879)	48	(40,831)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	66,170	—	66,170	64,987	—	64,987
Provision for losses on accounts receivable and inventory	6,953	—	6,953	11,697	—	11,697
Stock compensation expense	10,729	—	10,729	16,229	—	16,229
Translation and exchange gains, net	(2,556)	—	(2,556)	(1,240)	—	(1,240)
Impairment charges and other non-cash items	6,445	—	6,445	83,578	—	83,578
Deferred income taxes	14,889	618	15,507	7,610	(83)	7,527
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	29,086	3,337	32,423	(17,928)	345	(17,583)
Inventories	2,879	(4,709)	(1,830)	(11,886)	—	(11,886)
Prepaid expenses and other assets	(2,049)	(113)	(2,162)	(2,203)	(1,024)	(3,227)
Trade payables and accrued liabilities	(17,520)	(665)	(18,185)	(14,949)	902	(14,047)
Income taxes	(40,130)	(8)	(40,138)	(17,744)	—	(17,744)
Other liabilities	208	(3,070)	(2,862)	1,742	36	1,778

Cash flow from operating activities in continuing operations	107,082	(3,462)	103,620	79,014	224	79,238
Cash flow from operating activities in discontinued operations	(22,095)	3,462	(18,633)	1,050	(224)	826

Net cash provided by operating activities	84,987	—	84,987	80,064	—	80,064

Cash flows from investing activities:
Capital expenditures	(24,683)	—	(24,683)	(26,177)	—	(26,177)
Proceeds from sale of assets	37,923	—	37,923	8,337	—	8,337
Proceeds from sale of businesses	30,120	—	30,120	—	—	—
Proceeds from investments	19,967	—	19,967	20,501	—	20,501
Purchase of investments	(22,100)	—	(22,100)	(20,200)	—	(20,200)
Acquisition of businesses, license rights and product lines	(35,487)	—	(35,487)	(4,129)	—	(4,129)

Cash flow from investing activities in continuing operations	5,740	—	5,740	(21,668)	—	(21,668)
Cash flow from investing activities in discontinued operations	(5,942)	—	(5,942)	(459)	—	(459)

Net cash used in investing activities	(202)	—	(202)	(22,127)	—	(22,127)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(8,935)	—	(8,935)	(6,372)	—	(6,372)
Proceeds from capitalized lease financing, long-term debt and notes payable	1,923	—	1,923	120	—	120
Stock option exercises and employee stock purchases	14,517	—	14,517	7,898	—	7,898
Proceeds from sales of stock (purchase of treasury stock)	(79,599)	—	(79,599)	—	—	—
Dividends paid	—	—	—	(21,550)	—	(21,550)

Cash flow from financing activities in continuing operations	(72,094)	—	(72,094)	(19,904)	—	(19,904)
Cash flow from financing activities in discontinued operations	573	—	573	408	—	408

Net cash used in financing activities	(71,521)	—	(71,521)	(19,496)	—	(19,496)

Effect of exchange rate changes on cash and cash equivalents	15,527	(52)	15,475	4,679	(41)	4,638

Net increase in cash and cash equivalents	28,791	(52)	28,739	43,120	(41)	43,079
Cash and cash equivalents at beginning of period	326,205	(626)	325,579	224,903	(562)	224,341

Cash and cash equivalents at end of period	354,996	(678)	354,318	268,023	(603)	267,420
Cash and cash equivalents classified as part of discontinued operations	—	—	—	(136)	—	(136)

Cash and cash equivalents of continuing operations	$354,996	$(678)	$354,318	$267,887	$(603)	$267,284

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring

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

We did not record a restructuring provision in the three months ended September 30, 2007. We recorded a provision of $17,138,000 in the three months ended September 30, 2006. We recorded a provision of $13,575,000 in the nine months ended September 30, 2007, compared with $96,687,000 for the nine months ended September 30, 2006. Severance charges recorded as part of this restructuring program in the nine months ended September 30, 2007 total $5,130,000 and relate to employees whose positions were eliminated in the restructuring.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restructuring Charge Details

	Three Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2006	2006	2006
	(In thousands)

Employee severances	$1,922	$13,935	$16,997
Contract cancellation and other cash costs	665	1,657	1,662

Subtotal: cash charges	2,587	15,592	18,659
Abandoned software and other capital assets	192	21,546	22,178
Impairment of manufacturing and research facilities	14,359	59,549	97,344

Subtotal: non-cash charges	14,551	81,095	119,522

Total:	$17,138	$96,687	$138,181

	Three Months	Nine Months	Cumulative
	Ended	Ended	Total
	September 30,	September 30,	Incurred
	2007	2007

Employee Severances (approximately 490 employees)	$—	$5,130	$22,127
Contract cancellation and other cash costs	—	3,115	4,777

Subtotal: cash charges	—	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	—	2,891	2,891
Impairment of manufacturing and research facilities	—	2,439	99,783

Subtotal: Non-cash charges	—	5,330	124,852

Total:	$—	$13,575	$151,756

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

Three Months
Ended
September 30,
2007

Opening accrual	$9,977
Charges to earnings	—
Cash paid	(4,771)

Closing accrual	$5,206

4.	Acquisitions

In the nine months ended September 30, 2007, we acquired product rights in the United States, Europe, and Argentina for aggregate consideration of $39,784,000. In the United States we acquired a paid-up license to Kinetin

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

5.	Discontinued Operations

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

Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Infergen:
Product sales	$8,636	$9,134	$26,959	$34,148
Costs and expenses:
Cost of goods sold (excluding amortization)	8,365	2,978	14,523	10,860
Selling expenses	6,586	4,948	19,619	14,874
General and administrative expenses	679	591	1,367	1,241
Research and development costs	1,279	521	5,279	3,271
Amortization expense	1,650	1,650	4,950	4,950

Total costs and expenses	18,559	10,688	45,738	35,196

Loss from discontinued operations, Infergen	(9,923)	(1,554)	(18,779)	(1,048)
Other discontinued operations:
Other income	—	6,064	—	5,738

Consolidated discontinued operations:
Income (loss) from discontinued operations	(9,923)	4,510	(18,779)	4,690

Benefit for income taxes	160	12	231	9

Income (loss) from discontinued operations	(9,763)	4,522	(18,548)	4,699
Disposal of discontinued operations, net	(50)	1,482	(431)	1,398

Income (loss) from discontinued operations, net	$(9,813)	$6,004	$(18,979)	$6,097

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

The major assets and liabilities categories of discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2007	2006
	(Restated)	(Restated)

ASSETS
Cash	$—	$203
Accounts receivable, net	—	21
Inventories, net	5,986	11,932
Prepaid expenses and other current assets	—	2
Property, plant and equipment, net	143	158
Goodwill	4,816	4,816
Intangible assets, net	54,450	59,400

Assets of discontinued operations	$65,395	$76,532

LIABILITIES
Accrued liabilities	6,289	12,686

Liabilities of discontinued operations	$6,289	$12,686

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Income:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$(2,277)	$7,533	$33,126	$(40,831)
Income (loss) from discontinued operations	(9,813)	6,004	(18,979)	6,097

Net income (loss)	$(12,090)	$13,537	$14,147	$(34,734)

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	91,705	93,093	93,705	92,907
Vested stock equivalents (not issued)	184	151	191	129

Denominator for basic earnings per share	91,889	93,244	93,896	93,036
Denominator for diluted earnings per share:
Employee stock options	—	1,939	1,046	—
Other dilutive securities	—	81	61	—

Dilutive potential common shares	—	2,020	1,107	—

Denominator for diluted earnings per share:	91,889	95,264	95,003	93,036

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.35	$(0.44)
Income (loss) from discontinued operations	(0.11)	0.07	(0.20)	0.07

Net income (loss) per share	$(0.13)	$0.15	$0.15	$(0.37)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.08	$0.35	$(0.44)
Income (loss) from discontinued operations	(0.11)	0.06	(0.20)	0.07

Net income (loss) per share	$(0.13)	$0.14	$0.15	$(0.37)

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

The following tables present the details of certain amounts included in the consolidated balance sheet at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
	(Restated)	(Restated)

Accounts receivable, net:
Trade accounts receivable	$162,486	$180,466
Royalties receivable	15,272	22,212
Other receivables	27,310	31,487

	205,068	234,165
Allowance for doubtful accounts	(8,040)	(7,014)

	$197,028	$227,151

Inventories, net:
Raw materials and supplies	$30,932	$37,045
Work-in-process	16,087	21,477
Finished goods	90,246	86,522

	137,265	145,044
Allowance for inventory obsolescence	(15,220)	(14,297)

	$122,045	$130,747

Property, plant and equipment, net:
Property, plant and equipment, at cost	$214,124	$183,597
Accumulated depreciation and amortization	(103,533)	(89,476)

	$110,591	$94,121

Intangible assets:  The Infergen product intangible rights have been reclassified to assets of discontinued operations for all time periods reported. As of September 30, 2007 and December 31, 2006, intangible assets were as follows (in thousands):

	Weighted	September 30, 2007			December 31, 2006
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$305,624	$(121,016)	$184,608	$291,388	$(99,090)	$192,298
Infectious diseases	11	6,480	(3,690)	2,790	20,500	(11,771)	8,729
Dematology	19	111,879	(51,553)	60,326	87,105	(44,029)	43,076
Other products	11	347,419	(192,264)	155,155	310,633	(157,331)	153,302

Total product rights	14	771,402	(368,523)	402,879	709,626	(312,221)	397,405
License agreement	5	67,376	(58,841)	8,535	67,376	(49,866)	17,510

Total intangible assets		$838,778	$(427,364)	$411,414	$777,002	$(362,087)	$414,915

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	Remaining
	Three
	Months of
	2007	2008	2009	2010	2011	Thereafter

Product rights
Neurology	$7,349	$29,262	$29,262	$29,178	$22,593	$66,964
Infectious diseases	90	360	360	360	360	1,260
Dermatology	2,580	10,439	10,110	9,798	9,672	17,728
Other products	4,707	19,145	18,392	17,802	17,300	77,808

Total product rights	14,726	59,206	58,124	57,138	49,925	163,760
License agreement	2,363	6,172	—	—	—	—

Total	$17,089	$65,378	$58,124	$57,138	$49,925	$163,760

Amortization expense for the three and nine months ended September 30, 2007 was $18,130,000 and $54,277,000, respectively, of which $15,326,000 and $45,302,000, respectively, related to amortization of acquired product rights. These reported amortization expenses exclude the amortization of the Infergen product rights which have been classified as assets of discontinued operations.

8.	Income Taxes

We incur losses in the United States where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, growth in U.S. product sales and other measures. However, at this time there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. A provision for income taxes of $7,868,000 was recorded for the three months ended September 30, 2007, comprising the following amounts (in thousands):

Three Months
Ended
September 30,
2007

Taxes payable on earnings in tax jurisdictions outside the U.S.	$8,308
Interest and penalties on U.S. liabilities, state taxes and other	(440)

$7,868

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

The schedule below reflects the number of outstanding and exercisable options as of September 30, 2007 segregated by price range (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (Years)

$ 8.10 to $17.72	4,158	$13.63	2,871	$11.88	6.40
$18.55 to $18.75	3,589	$18.61	1,700	$18.55	6.43
$18.84 to $46.25	2,977	$25.07	2,283	$25.52	5.23

	10,724		6,854

SFAS No. 123(R) Assumptions and Fair Value:  The fair value of options granted in 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Average life of option (years)	5.73	4.10-5.80
Stock price volatility	35%-37%	37%-39%
Expected dividend per share	$0.00	$0.00-$0.31
Risk-free interest rate	4.24%-4.76%	4.54%-4.80%
Weighted-average fair value of options	$7.00	$7.83

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

A summary of stock compensation expense for our stock incentive plans is presented below (amounts in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Employee stock options	$2,916	$5,086	$9,479	$14,407
Employee stock purchase plan	79	69	158	337
Restricted stock units	368	462	1,092	1,485

Total stock-based compensation expense	$3,363	$5,617	$10,729	$16,229

Stock compensation expense was charged to the following accounts (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of goods sold	151	226	504	1,026
Selling expenses	846	707	2,660	2,335
General and administrative expenses	2,219	4,151	6,932	10,752
Research and development costs	147	533	633	2,116

Total stock compensation expense	$3,363	$5,617	$10,729	$16,229

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

The following table sets forth the amounts of our segment revenues and operating income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$65,295	$62,091	$196,504	$185,237
International	54,290	60,259	145,394	169,416
EMEA	73,391	66,912	220,598	199,248

Total specialty pharmaceuticals	192,976	189,262	562,496	553,901
Alliance revenues (including ribavirin royalties)	14,078	20,968	69,503	60,694

Consolidated revenues	$207,054	$210,230	$631,999	$614,595

Operating Income
Specialty pharmaceuticals
North America	$21,139	$17,429	$64,934	$51,313
International	12,726	18,318	21,340	49,921
EMEA	11,639	10,653	46,250	27,905

	45,504	46,400	132,524	129,139
Corporate expenses(1)(2)	(20,422)	(16,689)	(56,330)	(55,049)

Total specialty pharmaceuticals	25,082	29,711	76,194	74,090
Restructuring charges and asset impairment(3)	—	(17,138)	(13,575)	(96,687)
Gain on litigation settlement	—	17,550	—	51,550
Research and development	(12,463)	(2,845)	(3,962)	(23,069)

Consolidated segment operating income	12,619	27,278	58,657	5,884
Interest income	3,601	3,209	12,881	8,581
Interest expense	(10,365)	(10,960)	(32,199)	(32,258)
Other, net	(262)	(454)	2,556	1,240

Income (loss) from continuing operations before provision for income taxes	$5,593	$19,073	$41,895	$(16,553)

(1)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	The corporate expense total above includes certain corporate marketing expenses in 2007 for our products in development. In the three and nine months ended September 30, 2006, $1,700,000 and $6,400,000 of similar costs were allocated out of the corporate segment and reassigned to the research and development division, due to the ownership of certain intellectual property by a foreign subsidiary within this division. This foreign subsidiary no longer owns this intellectual property and the corresponding costs in 2007 are recognized as corporate expenses.

(3)	Restructuring charges are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
Total Assets	2007	2006
	(Restated)	(Restated)

North America	$351,234	$381,198
International	219,928	203,292
EMEA	481,188	514,600
Corporate	329,633	207,802
Research and Development Division	47,810	122,268
Discontinued operations	65,395	76,532

Total	$1,495,188	$1,505,692

The following table sets forth our long-term assets by segment as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
Long-Term Assets	2007	2006
	(Restated)	(Restated)

North America	$286,144	$288,889
International	78,383	58,607
EMEA	210,780	201,420
Corporate	110,057	75,506
Research and Development Division	26,683	35,105

Total	$712,047	$659,527

The table above excludes $226,000 in non-current assets of discontinued operations as of December 31, 2006.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Therapeutic Area/Product	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Neurology
Diastat AcuDialtm(P)	$15,676	$14,802	$39,134	$38,533
Mestinon®(P)	13,819	11,444	38,371	33,579
Cesamet®(P)	7,278	6,487	20,048	13,832
Librax®	4,301	3,002	12,423	10,926
Migranal®(P)	2,614	1,133	9,395	6,949
Dalmane®/Dalmadorm®(P)	3,048	2,536	8,143	7,542
Tasmar®(P)	2,714	1,636	7,067	4,487
Melleril(P)	1,970	1,558	5,319	4,316
Zelapar®(P)	1,825	3,824	3,401	3,824
Other Neurology	15,258	16,088	47,242	46,299

Total Neurology	68,503	62,510	190,543	170,287

Dermatology
Efudix/Efudex®(P)	17,010	15,498	47,002	46,049
Kinerase®(P)	5,725	6,621	22,236	22,502
Dermatixtm(P)	4,055	2,552	10,384	7,360
Oxsoralen-Ultra®(P)	1,033	613	8,969	7,713
Other Dermatology	9,171	9,950	26,550	30,481

Total Dermatology	36,994	35,234	115,141	114,105

Infectious Disease
Virazole®(P)	2,451	2,133	11,015	11,698
Other Infectious Disease	4,950	4,444	15,327	14,060

Total Infectious Disease	7,401	6,577	26,342	25,758

Other therapeutic classes
Bedoyectatm(P)	14,244	13,800	31,042	36,745
Solcoseryl(P)	4,993	4,908	18,788	12,882
Bisocard(P)	5,864	4,045	16,133	11,522
Nyal(P)	3,340	2,134	9,094	8,691
MVI (multi-vitamin infusion)(P)	3,191	3,608	8,361	9,334
Espaven(P)	1,864	3,324	5,934	7,579
Protamin(P)	1,531	1,397	4,951	4,721
Other products	45,051	51,725	136,167	152,277

Total other therapeutic classes	80,078	84,941	230,470	243,751

Total product sales	$192,976	$189,262	$562,496	$553,901

Total promoted product sales	$114,245	$104,053	$324,787	$299,858

(P)	Promoted Products represent products promoted in at least one major territory with estimated global annual sales greater than $5 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2007 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the United States, Canada, and Mexico were $30,760,000 and $109,949,000 in the three and nine months ended September 30, 2007, respectively.

12.	Alliance Revenue

We have reported the royalties received from the sale of ribavirin by Schering-Plough and Roche separately from our specialty pharmaceuticals product sales revenue since these royalties were first received in 1998. In 2007, we have begun presenting these royalty revenues within a new category of revenues, “alliance revenue.” The following table provides the details of our alliance revenue in the three and nine months ended September 30, 2007 and September 30, 2006, respectively (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Ribavirin royalty	$14,078	$20,968	$50,253	$60,694
Licensing payment	—	—	19,200	—
Other	—	—	50	—

Total alliance revenue	$14,078	$20,968	$69,503	$60,694

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

We are amending our quarterly report on Form 10-Q for the quarter ended September 30, 2007, which was originally filed on November 8, 2007 (the “Original Filing”) to restate our unaudited consolidated condensed financial statements for the three-month and nine-month periods ended September 30, 2007 and 2006 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Condensed Financial Statements for a detailed discussion of the effect of the restatement.

As announced in our current report on Form 8-K which we filed with the Securities and Exchange Commission, or SEC, on March 3, 2008, we concluded that our previously filed financial statements should no longer be relied upon due to certain errors in the accounting for foreign operations which were identified during the preparation process for our annual report on Form 10-K for the year ended December 31, 2007, and primarily arose during the period January 1, 2002 to September 30, 2007. On March 17, 2008, we filed our annual report on Form 10-K for the year ended December 31, 2007. The annual report contained restated consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and restated selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003. The annual report also contained restated quarterly financial data for the three-month periods ended September 30, 2007 and 2006 and other quarterly periods. The reader should read the annual report in conjunction with this amended quarterly report. The discussion and data in the reports containing our restated financial information may differ from the discussions and data from our previously filed reports.

The errors and the cumulative effect of the corrections as of September 30, 2007 are identified as follows and summarized in the table below:

i. Increase in reserves for anticipated product returns based on historical trends in Latin America, the cumulative effect of which as of September 30, 2007 is a reduction in revenue of $5,200,000;

ii. Decrease in revenues associated with sales to certain customers in Italy where preexisting rights of return became known in the fourth quarter of 2007, the cumulative effect of which as of September 30, 2007 is a reduction of revenues of $1,840,000;

iii. Decrease in cost of goods sold related to bookkeeping errors in recording inventory costing and manufacturing variances in the UK and France, the cumulative effect of which as of September 30, 2007 is a reduction in cost of goods sold and a corresponding increase in gross profit of $4,710,000; iv. Changes in pension expense in the UK, Netherlands, Switzerland and Germany resulting from incorrect application of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the cumulative effect of which as of September 30, 2007 is a decrease in general and administrative expenses of $240,000; and

v. Reduction in cumulative income tax expense as of September 30, 2007 of $718,000 resulting from the income tax effects of the pre-tax adjustments described above. Additionally, income tax expense increased by $825,000 due to corrections of deferred taxes in certain foreign locations.

	Nine Months	Nine Months				Total
	Ended	Ended				Additional
	September 30,	September 30,	Year Ended December 31,			Income
Income (Expense)	2007	2006	2006	2005	Prior Periods	(Expense)
	(In thousands)

Returns reserve and credit memos in Latin America	$(1,120)	$(774)	$(1,554)	$(371)	$(2,155)	$(5,200)
Reversal of revenue in Italy	(1,550)	(340)	(290)	—	—	(1,840)
Cost of goods bookkeeping in the UK and France	4,710	—	—	—	—	4,710
European pension accounting	(279)	1,078	1,401	(256)	(626)	240

Total impact before taxes	1,761	(36)	(443)	(627)	(2,781)	(2,090)
Tax effect on above	(613)	84	204	139	988	718
Other deferred tax items	—	—	(764)	(61)	—	(825)

Total impact of restatement	$1,148	$48	$(1,003)	$(549)	$(1,793)	$(2,197)

Amounts appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the three and nine months ended September 30, 2007 and 2006 reflect the effects of the restatement as described above.

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

Results of Operations

Our three reportable pharmaceutical segments comprise pharmaceutical operations in North America; International; and Europe, Middle East, and Africa. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see note 11 of consolidated condensed financial statements included elsewhere in this quarterly report.

Product sales from our specialty pharmaceutical segments increased $3,714,000 (2%) for the three months ended September 30, 2007 and increased $8,595,000 (2%) for the nine months ended September 30, 2007, compared with the same periods in 2006. Product sales from our Promoted Products increased $10,192,000 (10%) and $24,929,000 (8%) for the three and nine months ended September 30, 2007, respectively, over the same periods from 2006. Product sales in the nine months ended September 30, 2007 were impacted by distribution issues which resulted in reduced sales to our primary two wholesalers in Mexico. The increase in product sales in the three months ended September 30, 2007 included increases in the sales of Mestinon®, Bisocardtm, Efudex®, Migranal®, and Cesamet®, offset in part by a decline in Zelapar and Kinerase sales. The increase in product sales in the nine months ended September 30, 2007 included increases in the sales of Cesamet, Solcoseryl, and Bisocardtm, offset in part by a decline in Bedoyectatm and Espaven sales.

In the three months ended September 30, 2007, the increase in product sales of $3,714,000 (2%) compared to the corresponding period in 2006 was due to a 4% benefit from currency fluctuations and a 5% increase in price, offset in part by a 7% reduction in volume. In the nine months ended September 30, 2007, the increase in product sales of $8,595,000 (2%) compared to the corresponding period in 2006 was due to a 4% benefit from currency fluctuations and 2% increase in price, offset in part by a 4% reduction in volume.

The following tables compare 2007 and 2006 revenues by reportable segments and operating expenses for the three months and nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended
	September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$65,295	$62,091	$3,204	5%
International	54,290	60,259	(5,969)	(10)%
EMEA	73,391	66,912	6,479	10%

Total specialty pharmaceuticals	192,976	189,262	3,714	2%
Alliance revenues (including ribavirin royalties)	14,078	20,968	(6,890)	(33)%

Total revenues	207,054	210,230	(3,176)	(2)%

Costs and Expenses
Cost of goods sold (excluding amortization)	57,864	57,326	538	1%
Selling expenses	64,397	62,635	1,762	3%
General and administrative expenses	29,159	26,301	2,858	11%
Research and development costs	24,885	20,328	4,557	22%
Gain on litigation settlements	—	(17,550)	17,550	NM
Restructuring charges and asset impairment	—	17,138	(17,138)	NM
Amortization expense	18,130	16,774	1,356	8%

Operating income	$12,619	$27,278	$(14,659)

Gross profit on product sales (excluding amortization)	$135,112	$131,936	$3,176	2%

Gross margin	70%	70%

	Nine Months Ended
	September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
	(Restated)	(Restated)

Revenues
Specialty pharmaceuticals
North America	$196,504	$185,237	$11,267	6%
International	145,394	169,416	(24,022)	(14)%
EMEA	220,598	199,248	21,350	11%

Total specialty pharmaceuticals	562,496	553,901	8,595	2%
Alliance revenues (including ribavirin royalties)	69,503	60,694	8,809	15%

Total revenues	631,999	614,595	17,404	3%

Costs and Expenses
Cost of goods sold (excluding amortization)	162,379	173,804	(11,425)	(7)%
Selling expenses	190,482	183,254	7,228	4%
General and administrative expenses	84,017	84,006	11	0%
Research and development costs	68,612	73,999	(5,387)	(7)%
Gain on litigation settlements	—	(51,550)	51,550	NM
Restructuring charges and asset impairment	13,575	96,687	(83,112)	NM
Amortization expense	54,277	48,511	5,766	12%

Operating income	$58,657	$5,884	$52,773

Gross profit on product sales (excluding amortization)	$400,117	$380,097	$20,020	5%

Gross margin	71%	69%

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

In the International pharmaceuticals segment, revenues for the three months ended September 30, 2007 were $54,290,000 compared to $60,259,000 for the corresponding period in 2006, a decrease of $5,969,000 (10%). The decrease was due to the reduced shipments of product to certain wholesalers in Mexico who had ceased making payments to us because they felt disadvantaged by changes we made in our distribution operations in 2006. This affected most of our products in Mexico. Nyal sales increased 57 percent in the three months ended September 30, 2007 compared with the three months ended September 30, 2006, due to improving demand and a late winter season in Australia in 2006. Reptilase sales were $1,563,000 in the three months ended September 30, 2006. We did not sell Reptilase in the three months ended September 30, 2007 because we divested this product with the sale of the Basel, Switzerland manufacturing plant to Legacy in June 2007. Revenues for the nine months ended September 30, 2007 were $145,394,000 compared to $169,416,000 for the corresponding period in 2006, representing a decrease of $24,022,000 (14%). In the three-month period ended September 30, 2007, the 10% decrease in the International pharmaceuticals sales resulted from a 14% decrease in volume, partly offset by a 2% benefit from currency fluctuations and a 2% price increase. In the nine-month period ended September 30, 2007, the 14% decrease in sales resulted from an 18% decrease in volume, partly offset by a 2% benefit from currency and a 2% price increase.

In the EMEA pharmaceuticals segment, revenues for the three months ended September 30, 2007 were $73,391,000, compared to $66,912,000 for the same period in 2006, an increase of $6,479,000 (10%). Revenues for the nine months ended September 30, 2007 were $220,598,000 compared to $199,248,000 for the corresponding period in 2006, an increase of $21,350,000 (11%). The EMEA region reported increased sales in the third quarter of Bisocard, Mestinon, and Dermatix, partly offset by declines in Eldoquin, Vision Care, Tepilta, and Calcitonin. Nabilone contributed $919,000 and $2,283,000 in the three months and the nine months ended September 30, 2007, respectively. We acquired the rights to Nabilone in the United Kingdom in January 2007. Sales of new products, including Nabilone, contributed approximately $2,632,000 to the region’s growth in the quarter. Much of the segment’s growth was in Central and Eastern Europe and resulted from foreign currency. In the three-month period ended September 30, 2007, the 10% increase in EMEA sales resulted from a 9% benefit from currency and a 6% increase in price, partially offset by a 5% decrease in volume. In the nine-month period ended September 30, 2007, the 11% increase in sales resulted from an 8% benefit from currency and a 6% increase in volume, offset by a 3% aggregate decrease in price.

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

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales was 70% for the three months ended September 30, 2007 and the three months ended September 30, 2006. Gross profit margin on product sales was 71% for the nine months ended September 30, 2007 and 69% for the nine months ended September 30, 2006. Our gross margin in 2007 benefited from our purchase of a paid-up license to Kinetin and Zeatin, the active ingredients in Kinerase, as we are no longer required to pay royalties on this product line.

Selling Expenses:  Selling expenses were $64,397,000 and $190,482,000 for the three and nine months ended September 30, 2007, respectively, compared to $62,635,000 and $183,254,000 for the same periods in 2006, resulting in increases of $1,762,000 (3%) and $7,228,000 (4%), respectively. As a percent of product sales, selling expenses were 33% for the three months ended September 30, 2007, and September 30, 2006 and 34% for the nine months ended September 30, 2007 compared with 33% for the corresponding period in 2006. The increase in selling expenses includes sales force severance costs of $2,680,000 in Germany, Italy, and Latin America.

General and Administrative Expenses:  General and administrative expenses were $29,159,000 and $84,017,000 for the three and nine months ended September 30, 2007, respectively, compared to $26,301,000 and $84,006,000 for the same periods in 2006, resulting in increases of $2,858,000 (11%) and $11,000 (0%), respectively. As a percent of product sales, general and administrative expenses were 15% for the three and nine months ended September 30, 2007, respectively, compared to 14% and 15% for the same periods in 2006. General and administrative expenses in the three months ended September 30, 2007 included information technology improvements, legal, and business development costs.

Research and Development:  Research and development expenses were $24,885,000 and $68,612,000 for the three and nine months ended September 30, 2007, respectively, compared to $20,328,000 and $73,999,000 for the same periods in 2006, resulting in an increase of $4,557,000 (22%) in the three-month period and a decrease of $5,387,000 (7%) in the nine-month period. This increase in the three-month period reflects the clinical development costs for retigabine. The decrease in the nine-month period resulted from the completion of the VISER clinical trial for taribavirin and savings from our strategic restructuring program relating to the divestment of our discovery operations in December 2006. On January 9, 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who subsequently has returned these rights to Metabasis after the results of a long-term carcinogenicity study were released. On December 21, 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials.

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

Restructuring Charge Details (in thousands)

	Three Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2006	2006	2006

Employee severances	$1,922	$13,935	$16,997
Contract cancellation and other cash costs	665	1,657	1,662

Subtotal: cash charges	2,587	15,592	18,659
Abandoned software and other capital assets	192	21,546	22,178
Impairment of manufacturing and research facilities	14,359	59,549	97,344

Subtotal: non-cash charges	14,551	81,095	119,522

Total:	$17,138	$96,687	$138,181

	Three Months	Nine Months	Cumulative
	Ended	Ended	Total
	September 30,	September 30,	Incurred
	2007	2007

Employee Severances (approximately 490 employees)	$—	$5,130	$22,127
Contract cancellation and other cash costs	—	3,115	4,777

Subtotal: cash charges	—	8,245	26,904

Abandoned software and other capital assets	—	—	22,178
Write-off of accumulated foreign currency translation adjustments	—	2,891	2,891
Impairment of manufacturing and research facilities	—	2,439	99,783

Subtotal: Non-cash charges	—	5,330	124,852

Total:	$—	$13,575	$151,756

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

Three Months
Ended
September 30,
2007

Opening accrual	$9,977
Charges to earnings	0
Cash paid	(4,771)

Closing accrual	$5,206

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

Income Taxes:  The tax provisions in the third quarters of both 2007 and 2006 relate to the profits of our foreign operations, foreign withholding taxes, penalties and interest associated with U.S. liabilities and state and local taxes in the U.S. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for U.S. income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses. The provision for income taxes in the nine months ended September 30, 2007 was reduced by $15,509,000, primarily related to resolution of the IRS examination of our tax returns for the years 1997 through 2001.

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

Liquidity and Capital Resources

Cash and marketable securities totaled $368,829,000 at September 30, 2007 compared to $335,746,000 at December 31, 2006. The increase in cash resulted from cash from operations of $84,987,000, the sale of our former headquarters building in Costa Mesa, California for $36,758,000, the sale of our manufacturing facilities and inventories in Basel, Switzerland and Puerto Rico for gross consideration of $29,500,000, and the collection of the $6,000,000 settlement payment from the Republic of Serbia, offset in part by the use of $79,599,000 in the repurchase of our common stock.

Working capital (excluding assets held for sale and assets of discontinued operations) was $517,102,000 at September 30, 2007 compared to $464,909,000 at December 31, 2006. The increase in working capital of $52,193,000 was primarily the result of the increase in cash and marketable securities of $33,083,000, the reduction in income tax liabilities of $33,124,000 and the reduction in accounts payable of $21,145,000, offset in part by the reduction in accounts receivable of $30,123,000 and the reduction in inventories of $8,702,000.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds in 2007. During the nine months ended September 30, 2007, cash provided by operating activities in continuing operations totaled $103,620,000 compared to $79,238,000 in the same period in 2006, an increase of $24,382,000. The cash provided by operating activities in continuing operations for the nine months ended September 30, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough and $6,000,000 from the Republic of Serbia. The cash provided by operating activities in continuing operations for the nine months ended September 30, 2006 included receipt of $28,000,000 from the Republic of Serbia. The sale of $13,818,000 of inventory in the Basel, Switzerland and Puerto Rico manufacturing plant sales reduced cash provided by operating activities in continuing operations, as the cash received for this inventory has been reported in cash flows from investing activities in continuing operations. Other than the impact of these events, the increase in cash provided by operating activities in continuing operations resulted from our income from continuing operations.

Cash provided by investing activities in continuing operations was $5,740,000 for the nine months ended September 30, 2007 compared to cash used in investing activities in continuing operations of $21,668,000 for the nine months ended September 30, 2006. In 2007 cash provided by investing activities in continuing operations consisted primarily of proceeds from the sale of assets of $37,923,000 and proceeds from the sale of businesses of $30,120,000, offset by the use of $35,487,000 used for product acquisitions and $24,683,000 used for capital expenditures. In the nine months ended September 30, 2006, net cash used in investing activities in continuing operations consisted of capital expenditures on corporate programs and existing facilities of $26,177,000, partially offset by proceeds from the sale of assets, including the Warsaw manufacturing facility, of $8,337,000.

Cash used in financing activities in continuing operations was $72,094,000 in the nine months ended September 30, 2007 and principally consisted of the repurchase of our common stock for $79,599,000 and payments of long-term debt of $8,935,000, offset by proceeds from stock option exercises and employee stock purchases of $14,517,000. Cash used in financing activities in continuing operations was $19,904,000 in the nine months ended September 30, 2006 and principally consisted of dividends paid on common stock of $21,550,000 and debt retirements of $6,372,000, offset by proceeds from stock option exercises.

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

Foreign Operations

Approximately 75% and 74% of our revenues from continuing operations, which includes royalties, for the nine months ended September 30, 2007 and 2006, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims which range from product and environmental liabilities to tax matters. In addition, we may have indemnification obligations, including commitments to current and former directors in certain circumstances. In accordance, with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 10 to consolidated condensed financial statements for a discussion of contingencies.

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

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceutical International for the three and nine months ended September 30, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 8, 2007 except for Note 2 which is as of April 14, 2008, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

•	The future growth of our business depends on the development and approval of new products by us and our licensees, including taribavirin and retigabine. The process of developing new drugs has an inherent risk of failure. For example, product candidates may turn out to be ineffective or unsafe in clinical testing; their patent protection may become compromised; other therapies may prove safer or more effective; or the prevalence of the disease for which they are being developed may decrease. Our inability to develop our products due to these or other factors could have a material adverse effect on future revenues.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and has negatively impacted future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our relationships with wholesale distributors, including those in Mexico, can affect sales results and, if there is a change in any of these relationships, our results may not meet our expectations.

•	The successful commercialization of product candidates and the conduct of clinical trials are subject to many risks, including the ability to complete enrollment of the requisite number of patients in clinical trials and to conclude clinical trials within expected timeframes, adverse events that would require clinical trials to be prematurely terminated, clinical results that indicate continuing clinical and commercial pursuit of clinical candidates is not advisable, and the fact that Phase 2 clinical trial results are not always indicative of those seen in Phase 3 clinical trials.

•	Our current business plan includes targeted expansion through acquisitions of compatible businesses and product lines and the formation of strategic alliances, joint ventures and other business combinations, in addition to the development of new products. If we are unable to successfully execute on our expansion plans to find attractive acquisition candidates at appropriate prices, and to integrate successfully any acquired companies or products, the expected growth of our business may be negatively affected.

•	Although we expect to divest assets held for sale, we may not be able to sell such assets or may receive less consideration than expected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our debt agreements permit us to incur additional debt, subject to certain restrictions, but there is no guaranty that we will actually be able to borrow any money should the need for it arise.

•	We are involved in several legal proceedings, including those described in note 10 to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In June 2007, we established hedges of the net investment in our Mexico-based subsidiaries in a total amount of approximately $27 million USD equivalent. These hedges reduce the impact of potential translation on USD denominated cash and investments held by these Mexico based subsidiaries.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007 because of the material weakness described below.

As of September 30, 2007, the end of the period covered by this amended report, management determined that we had a material weakness in internal control over financial reporting. We did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, we implemented a new enterprise resource planning system in certain countries which will enable greater efficiencies in financial reporting and will provide enhanced controls and analytical capabilities. There has been no other change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Set forth below is the information regarding shares repurchased under the stock repurchase program during the three months ended September 30, 2007:

			Approximate
			Dollar Value
		Average	of Shares that
	Total Number	Price Paid	May Yet be
Period	of Shares Purchased	per Share	Purchased
			(In thousands)

7/2/07 - 7/31/07	2,100,000	$16.95	$136,863
8/1/07 - 8/17/07	1,022,600	$16.08	120,401

Total Share Repurchases	3,122,600	$16.68	$120,401

Item 6.	Exhibits

(a)	Exhibits

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.4	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 6, 2006, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

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