Form 10-Q
period 2008-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2008-05-07
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of May 1, 2008 was 89,291,967.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(In thousands, except par value data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$498,097	$309,365
Marketable securities	21,162	52,122
Accounts receivable, net	169,400	191,796
Inventories, net	118,199	115,177
Assets held for sale and assets of discontinued operations	17,261	66,247
Prepaid expenses and other current assets	19,741	21,713
Current deferred tax assets, net	12,923	11,819
Income taxes	25,426	26,433

Total current assets	882,209	794,672
Property, plant and equipment, net	122,320	116,376
Deferred tax assets, net	64,967	65,950
Goodwill	80,346	80,346
Intangible assets, net	387,252	401,575
Other assets	49,414	35,343

Total non-current assets	704,299	699,590

	$1,586,508	$1,494,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$45,740	$49,203
Accrued liabilities	154,805	139,754
Notes payable and current portion of long-term debt	1,080	1,655
Income taxes	11,967	10,239
Liabilities held for sale and liabilities of discontinued operations	1,676	4,194
Current liabilities for uncertain tax positions	9,890	616

Total current liabilities	225,158	205,661
Long-term debt, less current portion	785,862	782,552
Deferred tax liabilities, net	7,300	5,337
Liabilities for uncertain tax positions	59,974	68,749
Other liabilities	26,254	17,860

Total non-current liabilities	879,390	874,498

Total liabilities	1,104,548	1,080,159

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 89,286 shares outstanding (after deducting shares in treasury of 7,585) as of March 31, 2008 and December 31, 2007	893	893
Additional capital	1,199,852	1,192,559
Accumulated deficit	(850,109)	(859,559)
Accumulated other comprehensive income	131,324	80,210

Total stockholders’ equity	481,960	414,103

	$1,586,508	$1,494,262

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Product sales	$181,913	$167,933
Alliance revenue (including ribavirin royalties)	12,773	36,470

Total revenues	194,686	204,403

Costs and expenses:
Cost of goods sold (excluding amortization)	54,890	46,901
Selling expenses	63,790	58,440
General and administrative expenses	26,106	26,115
Research and development costs	29,392	20,990
Restructuring, asset impairments and dispositions	(12,664)	7,238
Amortization expense	18,066	17,481

Total costs and expenses	179,580	177,165

Income from operations	15,106	27,238
Other income (loss), net including translation and exchange	(3,252)	1,136
Interest income	4,946	4,511
Interest expense	(9,719)	(10,952)

Income from continuing operations before income taxes and minority interest	7,081	21,933
Provision for income taxes	7,651	8,410
Minority interest, net	2	—

Income (loss) from continuing operations	(572)	13,523
Income (loss) from discontinued operations	10,022	(4,200)

Net income	$9,450	$9,323

Basic income per share:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	0.12	(0.04)

Net income per share:	$0.11	$0.10

Diluted income per share:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	0.12	(0.04)

Net income per share:	$0.11	$0.10

Shares used in per share computations — Basic	89,590	94,730

Shares used in per share computation — Diluted	89,590	96,019

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2008 and 2007
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net income	$9,450	$9,323
Other comprehensive income:
Foreign currency translation adjustments	58,979	118
Unrealized gain (loss) on marketable equity securities and other	(7,879)	227
Pension liability adjustment	14	443

Comprehensive income	$60,564	$10,111

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$9,450	$9,323
Income (loss) from discontinued operations	10,022	(4,200)

Income (loss) from continuing operations	(572)	13,523
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	22,890	21,395
Provision for losses on accounts receivable and inventory	6,818	1,568
Stock compensation expense	2,514	3,917
Translation and exchange (gains) losses, net	3,252	(1,136)
Impairment charges and other non-cash items	(22,371)	(447)
Deferred income taxes	2,156	33,022
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	38,508	41,909
Inventories	(5,256)	(4,213)
Prepaid expenses and other assets	(564)	(3,373)
Trade payables and accrued liabilities	4,789	(31,467)
Income taxes	2,207	(44,376)
Other liabilities	(842)	785

Cash flow from operating activities in continuing operations	53,529	31,107
Cash flow from operating activities in discontinued operations	(10,560)	(4,132)

Net cash provided by operating activities	42,969	26,975

Cash flows from investing activities:
Capital expenditures	(4,789)	(4,431)
Proceeds from sale of assets	36,606	38,493
Proceeds from investments	34,892	8,631
Purchase of investments	(500)	(6,800)
Acquisition of businesses, license rights and product lines	(504)	(31,325)

Cash flow from investing activities in continuing operations	65,705	4,568
Cash flow from investing activities in discontinued operations	70,800	(135)

Net cash provided by investing activities	136,505	4,433

Cash flows from financing activities:
Payments on long-term debt and notes payable	(398)	(7,601)
Proceeds from capitalized lease financing, long-term debt and notes payable	50	395
Stock option exercises and employee stock purchases	—	4,214

Cash flow from financing activities in continuing operations	(348)	(2,992)
Cash flow from financing activities in discontinued operations	—	(14)

Net cash used in financing activities	(348)	(3,006)

Effect of exchange rate changes on cash and cash equivalents	9,606	816

Net increase in cash and cash equivalents	188,732	29,218
Cash and cash equivalents at beginning of period	309,365	325,579

Cash and cash equivalents at end of period	$498,097	$354,797

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2008
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

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a multinational pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate royalty revenues from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”).

Principles of Consolidation:  The accompanying consolidated condensed financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. All significant intercompany account balances and transactions have been eliminated.

Marketable Securities:  Marketable securities include short-term commercial paper and government agency securities which, at the time of purchase, have maturities of greater than three months. Marketable securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of March 31, 2008 and December 31, 2007, the fair value of our marketable securities approximated cost.

Derivative Financial Instruments:  Our accounting policies for derivative instruments are based on whether they meet our criteria for designation as hedging transactions, either as cash flow, net investment or fair value hedges. Our derivative instruments are recorded at fair value and are included in other current assets, other assets, accrued liabilities or debt. Depending on the nature of the hedge, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions which can vary over time.

Assets Held for Sale:  We have classified certain assets as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). At December 31, 2007, assets held for sale included the assets related to our Infergen operations and the assets included in the sale of certain business subsidiaries and assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”). We sold the assets related to our Infergen operations to Three Rivers Pharmaceuticals, LLC on January 14, 2008. We completed the transaction with Invida on March 3, 2008. At March 31, 2008, assets held for sale included the assets of our subsidiaries in Argentina and Uruguay, which we have decided to sell.

Discontinued Operations:  The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS 144. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented. More details on discontinued operations are available in Note 5.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements:

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 became effective for Valeant as of January 1, 2008. For more details about our implementation of SFAS 157, see Note 3.

SFAS No. 159.  In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS 159 permitted us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting SFAS 159, we did not elect to measure any new assets or liabilities at their respective fair values.

The implementation of SFAS 159 did not have a material effect on our financial statements as we did not elect the fair value option for any financial instruments or other assets and liabilities.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Valeant on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on our financial statements.

FASB Proposed Statement of Position APB 14-a (not yet implemented).  In August 2007, the FASB issued for comment FASB Statement of Position APB 14-a (“FSP APB 14-a”) for a comment period that ended in October 2007. If the proposed FSP APB 14-a is implemented, it would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed FSP APB 14-a would be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in the proposed FSP APB 14-a would be applied retrospectively to all periods presented. If this proposal is implemented as currently drafted, it will materially increase our reported interest expense.

2.	Restructuring

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. As announced on March 27, 2008, we have completed this strategic review and announced a strategic plan which will include a restructuring program (the “2008 Restructuring”). The 2008 Restructuring is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

United States, Mexico, Canada, Brazil and Australia. We are pursuing plans to divest our operations in markets outside of these core geographic areas through sales of subsidiaries, assets or other strategic alternatives, to seek partners for taribavirin and retigabine and to make selective acquisitions.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell Invida certain Valeant subsidiaries and product rights in Asia, in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with SFAS 144. We received initial proceeds of $37,855,000 and recorded a gain of $36,923,000 in this transaction. We expect to receive additional proceeds in 2008 of approximately $5,585,000 as a purchase price adjustment relating to net asset value.

As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. We are negotiating the sale of these subsidiaries, which we expect to close in 2008. In the three months ended March 31, 2008, we recorded an impairment charge of $7,853,000 related to this sale.

The net restructuring, asset impairments and dispositions benefit of $12,664,000 in the three months ended March 31, 2008 resulted from the gain of $36,923,000 in the transaction with Invida, offset in part by restructuring charges of $24,259,000. Restructuring charges incurred in the three months ended March 31, 2008 included severance costs of $6,742,000, contract cancellation and other cash costs of $3,536,000, cash charges from the Invida transaction of $1,350,000, a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4,778,000 and an impairment charge of $7,853,000 related to the planned sale of our subsidiaries in Argentina and Uruguay. The severance charges recorded in the 2008 Restructuring as of March 31, 2008 were primarily for our former chief executive officer and six other executives. The charges taken in 2007 for this 2008 Restructuring included $957,000 for executive severances, $4,677,000 for professional service expenses and $3,967,000 for contract termination and transaction costs associated with the sale of our Asia businesses to Invida.

2006 Restructuring

On April 3, 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late stage projects in development. The restructuring program was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

In the three months ended March 31, 2007, we recorded a charge of $7,238,000 related to the 2006 Restructuring. Severance charges recorded in the three months ended March 31, 2007 for employees whose positions were eliminated in the restructuring totaled $3,781,000. The charge in the three months ended March 31, 2007 included $2,050,000 related to 202 employees at our former manufacturing facility in Humacao, Puerto Rico and $895,000 related to 10 employees in our sales and marketing operations in Spain.

The objective of the 2006 Restructuring as it related to manufacturing was to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the development of taribavirin. The impairment charges included the charges related to estimated future losses expected upon the disposition of specific assets related to our manufacturing operations in Switzerland and Puerto Rico. We completed the 2006 Restructuring in June 2007 with the sale of our

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

former manufacturing facilities in Humacao, Puerto Rico and Basel, Switzerland to Legacy Pharmaceuticals International.

The following table summarizes the restructuring costs recorded in the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Year	Three Months	Cumulative
	Ended	Ended	Total
	December 31,	March 31,	Incurred
2008 Restructuring Program	2007	2008

Cash-related charges:
Employee severances (contractual obligations)	$957	$6,742	$7,699
Contract cancellation and other cash costs	8,644	4,886	13,530

Subtotal: cash charges	9,601	11,628	21,229
Stock compensation	—	4,778	4,778
Impairment of long-lived assets	—	7,853	7,853

Subtotal: non-cash charges	—	12,631	12,631

Total:	$9,601	$24,259	$33,860

Three Months
Ended
March 31,
2006 Restructuring Program	2007

Employee severances (approximately 480 employees, cumulatively)	$3,781
Contract cancellation and other cash costs	2,081

Subtotal: cash charges	5,862
Impairment of manufacturing and research facilities	1,376

Subtotal: non-cash charges	1,376

Total:	$7,238

The $24,259,000 restructuring charge for the three months ended March 31, 2008 represent charges of $13,643,000, $9,956,000, $526,000, and $134,000 in the Corporate division and the International, EMEA, and North America segments, respectively. The restructuring charges for the three months ended March 31, 2007 represent charges of $3,042,000, $2,177,000 and $2,019,000 in respect of the North America and EMEA segments and the Corporate division, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The $3,766,000 restructuring accrual for the 2006 Restructuring, accrued as of March 31, 2008, relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former sites in Basel, Switzerland and Puerto Rico. These payment obligations last until June 30, 2009. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2007	$3,979
Charges to earnings	—
Cash paid	(213)

Restructuring accrual, March 31, 2008	$3,766

2008 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2007	$8,521
Charges to earnings	11,628
Cash paid	(6,926)

Restructuring accrual, March 31, 2008	$13,223

3.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. We are currently assessing the impact SFAS 157 will have on such nonfinancial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Level 2 — Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

Level 3 — Unobservable inputs that are not corroborated by market data.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

	March 31, 2008
	Level 1	Level 2	Level 3

Available-for-Sale Securities	$5,906	—	—
Interest rate swap	—	$4,444	—
Undesignated hedges	—	$58	—
Net investment derivative contr	—	$(4,935)	—
Cash flow derivative contracts	—	$(979)	—
Fair value derivative contracts	—	$(24)	—

Available for sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivative contracts used as hedges are valued based on observable inputs such as changes in interest rates and currency fluctuations and are classified within Level 2 of the valuation hierarchy.

For a derivative instrument in an asset position, we analyze the credit standing of the counterparty and factor it into the fair value measurement. SFAS 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of our creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

4.	Acquisitions

In the three months ended March 31, 2008, we acquired product rights in Poland for $504,000 in cash and $407,000 in other consideration. In the three months ended March 31, 2007, we acquired product rights in the United States, Europe and Argentina. In the United States we acquired a paid-up license to Kinetin and Zeatin, the active ingredients of Kinerase, for cash consideration of $21,000,000 and other consideration of $4,170,000. In Europe, we acquired the rights to Nabilone, the product we currently market as Cesamet in the United States and Canada, for $9,659,000. We acquired the rights to two products in Poland and certain products in Argentina. The aggregate cash consideration for these transactions was $31,325,000.

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

We sold these Infergen rights to Three Rivers Pharmaceuticals, LLC on January 14, 2008. We received $70,800,000 as the initial payment for our Infergen product rights, with additional payments due of up to $20,500,000. We recorded a net gain in this transaction of $27,566,000 after deducting the carrying value of the net assets sold from the proceeds received.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In the three months ended March 31, 2008 and 2007, the results from discontinued operations primarily related to Infergen and are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Infergen:
Product sales	$1,050	$8,970
Costs and expenses:
Cost of goods sold (excluding amortization)	2,076	3,270
Selling expenses	1,365	5,994
General and administrative expenses	—	145
Research and development costs	9,684	2,120
Amortization expense	—	1,650

Total costs and expenses	13,125	13,179

Loss from discontinued operations, Infergen	(12,075)	(4,209)
Provision (benefit) for income taxes	1,299	(8)

Loss from discontinued operations	(13,374)	(4,201)
Disposal of discontinued operations, net	23,396	1

Income (loss) from discontinued operations, net	$10,022	$(4,200)

The disposal of discontinued operations, net in the three months ended March 31, 2008 includes an income tax charge of $4,152,000.

The assets and liabilities of discontinued operations are stated separately as of March 31, 2008 and December 31, 2007 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	March 31,	December 31,
	2008	2007

ASSETS
Inventories, net	$—	$1,051
Property, plant and equipment, net	—	132
Goodwill	—	4,816
Intangible assets, net	—	54,450

Assets of discontinued operations	$—	$60,449

LIABILITIES
Accrued liabilities	133	1,897

Liabilities of discontinued operations	$133	$1,897

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Income:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$(572)	$13,523
Income (loss) from discontinued operations	10,022	(4,200)

Net income	$9,450	$9,323

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	89,286	94,574
Vested stock equivalents (not issued)	304	156

Denominator for basic earnings per share	89,590	94,730
Denominator for diluted earnings per share:
Employee stock options	—	1,232
Other dilutive securities	—	57

Dilutive potential common shares	—	1,289

Denominator for diluted earnings per share:	89,590	96,019

Basic income per share:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	0.12	(0.04)

Net income per share	$0.11	$0.10

Diluted income per share:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	0.12	(0.04)

Net income per share	$0.11	$0.10

For the three months ended March 31, 2008, options to purchase 479,744 weighted average shares of common stock were not included in the computation of earnings per share because we incurred a loss in continuing operations and the effect would have been anti-dilutive.

For the three months ended March 31, 2008 and 2007, options to purchase 9,182,000 and 9,659,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007

Accounts receivable, net:
Trade accounts receivable	$133,551	$162,591
Royalties receivable	13,649	18,620
Other receivables	35,834	23,513

	183,034	204,724
Allowance for doubtful accounts	(13,634)	(12,928)

	$169,400	$191,796

Inventories, net:
Raw materials and supplies	$32,266	$30,935
Work-in-process	13,729	13,707
Finished goods	95,246	89,363

	141,241	134,005
Allowance for inventory obsolescence	(23,042)	(18,828)

	$118,199	$115,177

Property, plant and equipment, net:
Property, plant and equipment, at cost	$229,612	$215,172
Accumulated depreciation and amortization	(107,292)	(98,796)

	$122,320	$116,376

The increase in other receivables includes receivables of $7,000,000 and $5,585,000 related to the transactions with Three Rivers Pharmaceuticals, LLC and Invida, respectively, offset by reductions in certain other receivables.

Other assets was $49,414,000 as of March 31, 2008, an increase of $14,071,000 from $35,343,000, reported as of December 31, 2007. This increase primarily related to the $11,006,000 receivable from Three Rivers Pharmaceuticals, LLC and the $3,728,000 increase in the value of the interest rate swap.

Intangible assets:  As of March 31, 2008 and December 31, 2007, intangible assets were as follows (in thousands, except life data):

	Weighted
	Average	March 31, 2008			December 31, 2007
	Lives	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	13	$305,496	$(135,586)	$169,910	$306,398	$(128,267)	$178,131
Infectious diseases	11	15,992	(12,355)	3,637	21,992	(14,054)	7,938
Dermatology	19	98,808	(49,462)	49,346	111,934	(54,178)	57,756
Other products	11	360,232	(199,681)	160,551	343,831	(192,253)	151,578

Total product rights	14	780,528	(397,084)	383,444	784,155	(388,752)	395,403
License agreement	5	67,376	(63,568)	3,808	67,376	(61,204)	6,172

Total intangible assets		$847,904	$(460,652)	$387,252	$851,531	$(449,956)	$401,575

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	Remaining
	Nine Months of
	2008	2009	2010	2011	2012	Thereafter

Product rights
Neurology	$22,044	$29,391	$28,169	$22,545	$21,157	$46,604
Infectious diseases	722	935	360	360	360	900
Dermatology	7,147	9,430	9,180	8,918	3,890	10,781
Other products	15,043	20,162	20,260	19,863	19,753	65,470

Total product rights	44,956	59,918	57,969	51,686	45,160	123,755
License agreement	3,808	—	—	—	—	—

Total	$48,764	$59,918	$57,969	$51,686	$45,160	$123,755

Amortization expense for the three months ended March 31, 2008 and 2007 was $18,066,000 and $17,481,000, respectively, of which $15,702,000 and $14,646,000, respectively, related to amortization of acquired product rights.

8.	Income Taxes

We incur losses in the United States, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in US product sales and other measures. However, at this time, there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve those benefits. The increase in the valuation allowance for the three months ended March 31, 2008 was $4,300,000. Our effective tax rate for the three months ended March 31, 2008 was affected by pre-tax losses resulting from restructuring and impairment charges of $8,001,000 in Argentina for which we do not expect to realize income tax benefits, and pre-tax income resulting from restructuring associated with the sale of assets in Asia of $8,962,000 which we do not expect to be subject to tax in certain jurisdictions. A provision for income taxes of $7,651,000 was recorded for this period which primarily represents the taxes payable on earnings in tax jurisdictions outside the United States and interest on uncertain tax positions.

During the quarter ended March 31, 2008, we recorded a net pre-tax gain from discontinued operations from the sale of our Infergen product line in the United States. This gain was considered in determining the amount of income tax benefit to be allocated to current year losses from continuing operations in the United States. As a result, we recorded income tax expense of $4,152,000 in discontinued operations in the quarter ended March 31, 2008 and this same amount will be recorded as an income tax benefit in continuing operations for the full year 2008. Of this amount, $1,610,000 was included in the provision for income taxes in continuing operations for the quarter ended March 31, 2008 based on an allocation of the full year impact to the quarter.

At March 31, 2008 we had $120,406,000 of unrecognized tax benefits (FIN 48), of which $6,093,000 would reduce our effective tax rate, if recognized. Of the total unrecognized tax benefits, $24,173,000 was recorded as an offset against a valuation allowance. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate. Based on current discussions with the IRS, we believe it is reasonably possible that $40,764,000 of unrecognized tax benefits will be reversed within the next twelve months. We also believe that it is reasonably possible that non-U.S. unrecognized tax benefits of $313,000 will reverse within the next twelve months.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008, we had recorded $8,622,000 for interest and $2,139,000 for penalties. We accrued additional $462,000 of interest during the quarter ended March 31, 2008.

We are currently under audit by the IRS for the 2005 and 2006 tax years. We are appealing adjustments that were proposed during the audit of the 2002 through 2004 tax years in the U.S. All years prior to 1997 are closed under the statute in the U.S. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.

9.	Common Stock and Share Compensation

We apply SFAS 123(R), Share-Based Payment which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. A summary of stock compensation expense for our stock incentive plans is presented below (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Employee stock options	$1,382	$3,434
Restricted stock units	844	457
Performance stock units	222	—
Employee stock purchase plan	66	26

Total stock-based compensation expense	$2,514	$3,917

Dividends:  We did not pay dividends for either the first quarter of 2008 or the first quarter of 2007.

10.	Commitments and Contingencies

We are involved in several legal proceedings, including the following matters (Valeant was formerly known as ICN Pharmaceuticals, Inc.):

Securities Class Actions:

SEC Investigation:  We are the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in our common stock, the public release of data from our first pivotal Phase III trial for taribavirin, statements made in connection with the public release of data and matters regarding our stock option grants since January 1, 2000 and our restatement of certain historical financial statements announced in March 2008. In September 2006, our board of directors established a Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. We have cooperated fully and will continue to cooperate with the SEC in its investigation. We cannot predict the outcome of the investigation.

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006, respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases before Judge Ronald L. Bauer. On February 6, 2007, the court issued a further order abating the Lawson action due

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

to a procedural defect while the Pronko action proceeds to conclusion. The plaintiff in the Pronko action filed an amended complaint on February 6, 2008, which dismissed claims against eighteen defendants. The remaining defendants moved to dismiss the amended complaint on March 17, 2008 and a hearing is currently scheduled for June 2, 2008.

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

Permax Product Liability Cases:  On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc., Case No. 07 L 47 in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois. This case, which has been removed to federal court in the Northern District of Illinois, alleges that the use of Permax for restless leg syndrome caused the plaintiff to have valvular heart disease, and as a result, she suffered damages, including extensive pain and suffering, emotional distress and mental anguish. On February 14, 2008, Valeant filed its motion for summary judgment, arguing that plaintiff did not use Permax after February 25, 2004, when Valeant acquired the right to market and sell Permax in the United States. On April 23, 2008, we were served a complaint in a case captioned Barbara M. Shows v. Eli Lilly and Company, Elan Corporation, PLC, Amarin Corporation, PLC, and Valeant Pharmaceuticals International, Case No. 2008-24P in the Circuit Court of Jefferson Davis County, Mississippi. We are in the process of reviewing this matter. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between Valeant and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, associated with these claims. Product liability insurance exists with respect to these claims. Although it is expected that the insurance proceeds will be sufficient to cover any material liability which might arise from these claims, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse affect on our consolidated financial position, results of operation or liquidity.

Former ICN Yugoslavia Employees:  In December 2003, sixteen former employees of ICN Yugoslavia filed a complaint in state court in Orange County, California. Plaintiffs allege that we breached a promise by Milan Panic, who allegedly offered plaintiffs full pay and benefits if they boycotted the management installed by the Yugoslavian government following its takeover of ICN Yugoslavia. Plaintiffs’ initial complaint and first amended complaint were both dismissed by the judge in March and October 2004, respectively. However, plaintiffs appealed and the Court of Appeals reversed the trial court’s dismissal. Plaintiffs filed their second amended complaint in January 2006, alleging only unjust enrichment and constructive fraud. The parties subsequently agreed to submit this matter to binding arbitration. On December 28, 2007, the arbitrator ruled in favor of Valeant on key threshold legal issues. A final order in favor of Valeant was entered on March 27, 2008.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Alfa Wasserman:  On December 29, 2005, Alfa Wassermann (“Alfa”) filed suit against our Spanish subsidiary in the Commercial Court of Barcelona, Spain, alleging that our Calcitonina Hubber Nasal 200 UI Monodosis product infringes Alfa’s European patent EP 363.876 (ES 2.053.905) and demanded that we cease selling our product in the Spanish market and pay damages for lost profits caused by competition in the amount of approximately 9 million Euros. We filed a successful counter-claim; however, Alfa has filed an appeal. The Court of Appeals held a hearing in February 2008 and we are awaiting a decision.

Spear Pharmaceuticals, Inc.:  On December 17, 2007, Spear Pharmaceuticals, Inc. and Spear Dermatology Products, Inc. filed a complaint in federal court for the District of Delaware, Case No. 07-821, against Valeant and investment firm William Blair & Company, LLC. Plaintiffs allege that while William Blair was engaged in connection with the possible sale of plaintiffs’ generic tretinoin business, plaintiffs disclosed to William Blair the development of generic Efudex in their product pipeline. Plaintiffs further allege that William Blair, while under confidentiality obligations to plaintiffs, shared such information with Valeant and that Valeant then filed a Citizen Petition with the FDA requesting that any abbreviated new drug application for generic Efudex include a study on superficial basal cell carcinoma. Arguing that Valeant’s Citizen Petition caused the FDA to delay approval of their generic Efudex, plaintiffs seek damages for Valeant’s alleged breach of contract, trade secret misappropriation and unjust enrichment, in addition to other causes of action against William Blair. We believe this case is without merit and are vigorously defending ourselves in this matter.

On April 11, 2008, the Food and Drug Administration (FDA) approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (TRO) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. Spear Pharmaceuticals has agreed to suspend marketing, sales and shipment activities for the duration of the stay.

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

The following table sets forth the amounts of our segment revenues and operating income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Revenues
Specialty pharmaceuticals
North America	$72,276	$62,599
International	29,151	35,275
EMEA	80,486	70,059

Total specialty pharmaceuticals	181,913	167,933
Alliance revenues (including ribavirin royalties)	12,773	36,470

Consolidated revenues	$194,686	$204,403

Operating Income
Specialty pharmaceuticals
North America	$27,413	$17,331
International	(2,653)	273
EMEA	11,087	18,709

	35,847	36,313
Corporate expenses(1)	(15,427)	(15,960)

Total specialty pharmaceuticals	20,420	20,353
Restructuring, asset impairments and dispositions(2)	12,664	(7,238)
Research and development	(17,978)	14,123

Consolidated segment operating income	15,106	27,238
Interest income	4,946	4,511
Interest expense	(9,719)	(10,952)
Other, net	(3,252)	1,136

Income from continuing operations before income taxes and minority interest	$7,081	$21,933

(1)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	Restructuring charges are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
Total Assets	2008	2007

North America	$368,310	$367,869
International	177,706	200,955
EMEA	550,110	493,452
Corporate	446,948	319,335
Research and Development Division	43,434	52,202
Discontinued operations	—	60,449

Total	$1,586,508	$1,494,262

The following table sets forth our long-term assets by segment as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
Long-term Assets	2008	2007

North America	$287,651	$285,712
International	46,497	57,510
EMEA	234,285	221,596
Corporate	113,902	110,484
Research and Development Division	21,964	24,288

Total	$704,299	$699,590

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the largest of our product lines by therapeutic class based on sales for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
Therapeutic Area/Product	2008	2007

Neurology
Diastat AcuDialtm	$12,179	$11,072
Mestinon®	11,531	10,538
Cesamet®	9,996	5,911
Librax®	3,582	3,667
Migranal®	2,556	3,036
Tasmar®	2,423	1,982
Dalmane®/Dalmadorm®	2,174	2,336
Zelapar®	1,939	195
Melleril	1,104	1,538
Other Neurology	12,799	15,689

Total Neurology	60,283	55,964

Dermatology
Efudix/Efudex®	23,194	12,477
Kinerase®	5,610	8,378
Dermatixtm	3,471	2,771
Oxsoralen-Ultra®	2,745	3,883
Other Dermatology	7,020	8,013

Total Dermatology	42,040	35,522

Infectious Disease
Virazole®	5,496	5,519
Other Infectious Disease	4,954	5,155

Total Infectious Disease	10,450	10,674

Other therapeutic classes
Bisocard	6,825	4,694
Solcoseryl	6,285	5,347
Bedoyectatm	3,987	4,561
Nyal	2,388	1,763
MVI (multi-vitamin infusion)	2,258	2,482
Protamin	1,644	2,070
Espaven	1,076	1,862
Other products	44,677	42,994

Total other therapeutic classes	69,140	65,773

Total product sales	$181,913	$167,933

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2008 one customer accounted for more than 10% of consolidated product sales. During this period, sales to McKesson Corporation and its affiliates were $29,828,000 in the United States, Canada, and Mexico, representing 16% of our consolidated product sales.

12.	Alliance Revenue

We report the royalties received from the sale of ribavirin by Schering-Plough separately from our specialty pharmaceuticals product sales revenue. In 2007, we began presenting these royalty revenues within a new category of revenues, “alliance revenue.” The following table provides the details of our alliance revenue in the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Ribavirin royalty	$12,773	$17,220
Licensing payment	—	19,200
Other	—	50

Total alliance revenue	$12,773	$36,470

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

Overview

We are a multinational pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products.

Although historically we have focused most of our efforts on neurology, dermatology, and infectious disease, our prescription products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. Our products are sold through three pharmaceutical segments comprising: North America, International (Latin America and Australasia) and EMEA (Europe, Middle East and Africa). In addition, we receive alliance revenue in the form of royalties from the sale of ribavirin by Schering-Plough. We expect that this royalty revenue will decline significantly in 2009 in that royalty payments from Schering-Plough continue for European sales only until the ten-year anniversary of the launch of the product, which varied by country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

Company Strategy and Restructuring

In October 2007, our board of directors initiated a strategic review (the “2008 Strategic Review”) of our business direction, geographic and commercial operations, product and business portfolio, growth opportunities and acquisition strategy. On March 26, 2008, our board of directors approved a new strategic plan for our company. The key elements of this strategy include the following:

Focus the business.  We are restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Mexico, Canada, Brazil and Australia. We are pursuing plans to divest our operations in markets outside of these core geographic areas, through sales of subsidiaries, assets, or other strategic alternatives.

Maximize the pipeline.  We expect to find strategic partners to help us optimize the value of our two late-stage development projects, retigabine, a potential treatment for partial onset seizures in patients with epilepsy and for neuropathic pain, and taribavirin, a potential treatment for hepatitis C. We are identifying potential opportunities for taribavirin in niche indications where there are significant unmet medical needs and expect to utilize a partner if we pursue a large phase III clinical development program in hepatitis C.

Rebase and grow.  With our focus on the therapeutic areas of neurology and dermatology in our core geographies, we plan to invest in our business and pursue selective acquisitions in order to deliver returns to our shareholders. Our strategic plan is designed to streamline our business, reduce expenses and align our infrastructure with the reduced scale of our operations.

Prior to the start of the 2008 Strategic Review, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and divested or discontinued certain non-strategic products as a result. We sold our rights to Infergen to Three Rivers Pharmaceuticals, LLC on January 14, 2008. In 2007, we also sold product rights to Reptilase, Solcoseryl in Japan, our opthalmic business in Holland, and certain other products. On March 3, 2008, we sold certain of our subsidiaries and product rights in Asia to Invida Pharmaceutical Holdings Pte. Ltd. in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan.

On April 11, 2008, the Food and Drug Administration (FDA) approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (TRO) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. Spear Pharmaceuticals has agreed to suspend marketing, sales and shipment activities for the duration of the stay. If a competitor is allowed to launch a generic version of our Efudex product, our sales in the U.S. of Efudex will significantly decline.

Specialty Pharmaceuticals

Product sales from our pharmaceutical segments accounted for 93% of our total revenue from continuing operations for the three months ended March 31, 2008, compared with 82% for the corresponding period in 2007, and increased $13,980,000 (8%) for the three months ended March 31, 2008 over the same period in 2007. The 8% increase in specialty pharmaceutical sales for the three months ended March 31, 2008 was due to an 8% benefit from foreign exchange fluctuations and a 1% price increase, partly offset by a 1% decline in volume.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of neurology and infectious disease. Research and development expenses were $29,392,000 for the three months ended March 31, 2008, compared to $20,990,000 for the same period in 2007, reflecting an increase of $8,402,000 (40%). This increase was largely driven by the expenditures for the retigabine clinical development program in the period.

Alliance Revenues

Alliance revenue for the three months ended March 31, 2008 consisted exclusively of $12,773,000 of ribavirin royalty revenue from Schering-Plough. Alliance revenue for the three months ended March 31, 2007 comprised the $19,200,000 pradefovir licensing payment from Schering-Plough, $17,220,000 of ribavirin royalties, and a separate licensing payment of $50,000. Ribavirin royalty revenues decreased $4,447,000 (26%) and accounted for 7% of our total revenues from continuing operations for the three months ended March 31, 2008 as compared to 8% in the similar three-month period in 2007. The decrease in ribavirin royalties reflects Schering-Plough’s market share losses in ribavirin sales and Roche’s discontinuation of royalty payments to us in June 2007. We expect ribavirin royalties to continue to decline in 2008. The royalty will decline significantly in 2009 in that royalty payments from Schering-Plough continue for European sales only until the ten-year anniversary of the launch of the product, which varied by country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

Results of Operations

As part of the 2008 Strategic Review, we announced on March 27, 2008 that we would focus on the pharmaceutical markets in the United States, Mexico, Canada, Brazil, and Australia and intend to stop organizing our company by geographic regions. In the three months ended March 31, 2008, however, we were still operating in our three reportable pharmaceutical segments, comprising pharmaceuticals operations in North America; International; and Europe, Middle East, and Africa. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see Note 11 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

The following tables compare revenues by reportable segments and operating expenses for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/	Percent
	2008	2007	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$72,276	$62,599	$9,677	15%
International	29,151	35,275	(6,124)	(17)%
EMEA	80,486	70,059	10,427	15%

Total specialty pharmaceuticals	181,913	167,933	13,980	8%
Alliance revenues (including ribavirin royalties)	12,773	36,470	(23,697)	(65)%

Total revenues	194,686	204,403	(9,717)	(5)%
Costs and Expenses
Cost of goods sold (excluding amortization)	54,890	46,901	7,989	17%
Selling expenses	63,790	58,440	5,350	9%
General and administrative expenses	26,106	26,115	(9)	0%
Research and development costs	29,392	20,990	8,402	40%
Restructuring, asset impairments and dispositions	(12,664)	7,238	(19,902)	NM
Amortization expense	18,066	17,481	585	3%

Operating income	$15,106	$27,238	$(12,132)	(45)%

Gross profit on product sales (excluding amortization)	$127,023	$121,032	$5,991	5%

Gross margin	70%	72%

NM — Not Meaningful

In the North America pharmaceuticals segment, revenues for the three months ended March 31, 2008 were $72,276,000, compared to $62,599,000 for the same period in 2007, representing an increase of $9,677,000 (15%). The region reported increases in sales of Efudex, Cesamet, and Zelapar, which were partly offset by decreases in sales in the first quarter of Kinerase and Oxsoralen-Ultra. Sales of Efudex in the three months ended March 31, 2007 were low because of the pull-through of inventory from our December 2006 launch of an authorized generic version of Efudex in the U.S. The reported growth of Cesamet reflects strong demand for Cesamet in Canada. Product sales in the North America region were 40% of total product sales in the three months ended March 31, 2008, compared with 37% in the three months ended March 31, 2007. The North America sales increase of 15% resulted from a volume increase of 7%, a price increase of 5%, and a 3% benefit from currency fluctuations in Canada.

In the International pharmaceuticals segment, revenues for the three months ended March 31, 2008 were $29,151,000 compared to $35,275,000 for the same period in 2007, a decrease of $6,124,000 (17%). Our sales to our two largest wholesalers in Mexico continue to be impacted by their reaction to the changes we made in our distribution channel in 2006. In addition, the decline in the International segment relates to our sale of certain subsidiaries and business operations in Asia to Invida on March 3, 2008. Our sales in the operations sold to Invida were $4,140,000 in the three months ended March 31, 2007, compared with $1,059,000 in the two months ended February 29, 2008. The International sales decrease of 17% resulted from a 21% decrease in volume and a 1% price reduction, partially offset by a 5% benefit from currency fluctuations.

In the EMEA pharmaceuticals segment, revenues for the three months ended March 31, 2008 were $80,486,000, compared to $70,059,000 for the same period in 2007, representing an increase of $10,427,000 (15%). The region reported increases in sales of Solcoseryl, Mestinon, and Bisocard, which were partly offset by declines in sales of Kinerase, Protamin, and Efudex. The EMEA sales increase resulted from a 15% benefit from currency fluctuations and a 1% increase in volume, partly offset by a 1% decline in price.

Gross Profit Margin (excluding amortization):  Gross profit margin on product sales was 70% for the first quarter of 2008, compared with 72% for the same period in 2007. The decrease in gross profit margin primarily reflects increased inventory obsolescence charges.

Selling Expenses:  Selling expenses were $63,790,000 for the three months ended March 31, 2008, compared to $58,440,000 for the same period in 2007. As a percent of product sales, selling expenses were 35% for the three months ended March 31, 2008 and March 31, 2007. The increase in selling expenses results primarily from currency impacts as well as increased promotional activity in support of branded generic products in Central Europe, Kinerase and neurology products in the United States.

General and Administrative Expenses:  General and administrative expenses were $26,106,000 for the three months ended March 31, 2008, compared to $26,115,000 for the same period in 2007, a decrease of $9,000 (0%). As a percent of product sales, general and administrative expenses were 14% for the three months ended March 31, 2008, compared to 16% for the same period in 2007.

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

Research and Development:  Research and development expenses were $29,392,000 for the three months ended March 31, 2008, compared to $20,990,000 for the same period in 2007, an increase of $8,402,000 (40%). This increase was largely driven by the expenditures for the retigabine clinical development program in the period.

Restructuring Charges:

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. As announced on March 27, 2008, we have completed this strategic review and announced a strategic plan which will include a restructuring program (the “2008 Restructuring”). The 2008 Restructuring is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Mexico, Canada, Brazil and Australia. We are pursuing plans to divest our operations in markets outside of these core geographic areas through sales of subsidiaries, assets or other strategic alternatives, to seek partners for taribavirin and retigabine and to make selective acquisitions.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell Invida certain Valeant subsidiaries and product rights in Asia, in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with SFAS 144. We received initial proceeds of $37,855,000 and recorded a gain of $36,923,000 in this transaction. We expect to receive additional proceeds in 2008 of approximately $5,585,000 as a purchase price adjustment relating to net asset value.

As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. We are negotiating the sale of these subsidiaries, which we expect to close in 2008. In the three months ended March 31, 2008, we recorded an impairment charge of $7,853,000 related to this sale.

The net restructuring, asset impairments and dispositions benefit of $12,664,000 in the three months ended March 31, 2008 resulted from the gain of $36,923,000 in the transaction with Invida, offset in part by restructuring charges of $24,259,000. Restructuring charges incurred in the three months ended March 31, 2008 included severance costs of $6,742,000, contract cancellation and other cash costs of $3,536,000, cash charges from the Invida transaction of $1,350,000, a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4,778,000 and an impairment charge of $7,853,000 related to the planned sale of our subsidiaries in Argentina and Uruguay. The severance charges recorded in the 2008 Restructuring as of

March 31, 2008 were primarily for our former chief executive officer and six other executives. The charges taken in 2007 for this 2008 Restructuring included $957,000 for executive severances, $4,677,000 for professional service expenses and $3,967,000 for contract termination and transaction costs associated with the sale of our Asia businesses to Invida.

As of the filing date of this quarterly report on Form 10-Q, we are not able to estimate the total restructuring charges that we will incur in the 2008 Restructuring.

2006 Restructuring

On April 3, 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late stage projects in development. The restructuring program was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

In the three months ended March 31, 2007, we recorded a charge of $7,238,000 related to the 2006 Restructuring. Severance charges recorded in the three months ended March 31, 2007 for employees whose positions were eliminated in the restructuring totaled $3,781,000. The charge in the three months ended March 31, 2007 included $2,050,000 related to 202 employees at our former manufacturing facility in Humacao, Puerto Rico and $895,000 related to 10 employees in our sales and marketing operations in Spain.

The objective of the 2006 Restructuring as it related to manufacturing was to further rationalize our manufacturing operations to reflect the regional nature of our existing products and further reduce our excess capacity after considering the delay in the development of taribavirin. The impairment charges included the charges related to estimated future losses expected upon the disposition of specific assets related to our manufacturing operations in Switzerland and Puerto Rico. We completed the 2006 Restructuring in June 2007 with the sale of our former manufacturing facilities in Humacao, Puerto Rico and Basel, Switzerland to Legacy Pharmaceuticals International.

The following table summarizes the restructuring costs recorded in the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Year	Three Months
	Ended	Ended	Cumulative
	December 31,	March 31,	Total
	2007	2008	Incurred

2008 Restructuring Program
Cash-related charges:
Employee severances (contractual obligations)	$957	$6,742	$7,699
Contract cancellation and other cash costs	8,644	4,886	13,530

Subtotal: cash charges	9,601	11,628	21,229
Stock compensation	—	4,778	4,778
Impairment of long-lived assets	—	7,853	7,853

Subtotal: non-cash charges	—	12,631	12,631

Total:	$9,601	$24,259	$33,860

Three Months
Ended
March 31,
2007

2006 Restructuring Program
Employee severances (approximately 480 employees, cumulatively)	$3,781
Contract cancellation and other cash costs	2,081

Subtotal: cash charges	5,862
Impairment of manufacturing and research facilities	1,376

Subtotal: non-cash charges	1,376

Total:	$7,238

The $24,259,000 restructuring charge for the three months ended March 31, 2008 represent charges of $13,643,000, $9,956,000, $526,000, and $134,000 in the Corporate division and the International, EMEA, and North America segments, respectively. The restructuring charges for the three months ended March 31, 2007 represent charges of $3,042,000, $2,177,000 and $2,019,000 in respect of the North America and EMEA segments and the Corporate division, respectively.

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above table relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The $3,766,000 restructuring accrual for the 2006 Restructuring, accrued as of March 31, 2008, relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former sites in Basel, Switzerland and Puerto Rico. These payment obligations last until June 30, 2009. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2007	$3,979
Charges to earnings	—
Cash paid	(213)

Restructuring accrual, March 31, 2008	$3,766

2008 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2007	$8,521
Charges to earnings	11,628
Cash paid	(6,926)

Restructuring accrual, March 31, 2008	$13,223

Amortization:  Amortization expense was $18,066,000 for the three months ended March 31, 2008, compared to $17,481,000 for the three months ended March 31, 2007, resulting in an increase of $585,000 (3%). The increase is the result of the 2007 acquisition of product rights for Kinerase, Nabilone and Melleril, offset in part by a declining amortization expense for the rights to the ribavirin royalty. The remaining $3,808,000 net intangible associated with the ribavirin royalty will be fully amortized as of June 30, 2008.

Other Income (expense), Net, Including Translation and Exchange:  Other income (expense), net, including translation and exchange was an expense of $3,252,000 in the three months ended March 31, 2008, compared to income of $1,136,000 in the three months ended March 31, 2007. The charges for translation in the three months ended March 31, 2008 were primarily in Europe and related to foreign currency appreciation relative to the dollar.

Interest Expense, net:  Interest expense net of interest income decreased $1,668,000 (26%) during the three months ended March 31, 2008, compared to the same period in 2007, primarily as a result of higher interest income on higher cash and investment securities balances, partially offset by the impact of lower interest rates.

Income Taxes:  The tax provisions in the first quarter of both 2008 and 2007 relate to the profits of our foreign operations, foreign withholding taxes, and interest on uncertain tax positions. Our U.S. operations, which include our research and development activities, generate substantial net operating losses for United States income tax reporting purposes. Since, at this time, there is insufficient objective evidence that we will generate sufficient U.S. taxable income to utilize these net operating loss benefits, a valuation allowance has been provided against the tax benefits associated with U.S. operating losses.

Income (loss) from Discontinued Operations, Net of Taxes:  Our income from discontinued operations in the three months ended March 31, 2008 related to the disposition of our Infergen operations. We recorded a net gain of $23,396,000 from the sale of our Infergen operations to Three Rivers Pharmaceuticals, LLC on January 14, 2008. Our loss from discontinued operations in the three months ended March 31, 2007 related primarily to our Infergen operations.

Liquidity and Capital Resources

Cash and marketable securities totaled $519,259,000 at March 31, 2008 compared to $361,487,000 at December 31, 2007. The increase in cash of $157,772,000 resulted in part from the receipt of $70,800,000 from Three Rivers Pharmaceuticals, LLC as the initial payment for our Infergen rights, the $37,855,000 received from Invida for the sale of certain of our businesses in Asia, and cash flow from operations. Working capital (excluding assets held for sale and assets of discontinued operations) was $639,790,000 at March 31, 2008 compared to $522,764,000 at December 31, 2007. The increase in working capital of $117,026,000 primarily resulted from the increase in cash, offset in part by a decrease in marketable securities, a decrease in accounts receivable, and an increase in accrued liabilities.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2008. During the three months ended March 31, 2008, cash provided by operating activities in continuing operations totaled $53,529,000 compared to $31,107,000 in the same period in 2007, representing an increase of $22,422,000. The cash provided by operating activities in continuing operations was a result of the reduction in accounts receivable and the increase in trade payables and accrued liabilities, offset in part by an increase in inventories. The cash provided by operating activities in continuing operations for the three months ended March 31, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough.

Cash provided by investing activities in continuing operations was $65,705,000 for the three months ended March 31, 2008 compared with cash provided by investing activities in continuing operations of $4,568,000 for the same period in 2007, an increase of $61,137,000. The cash provided by investing activities in continuing operations for the three months ended March 31, 2008 included the $37,855,000 we received from the Invida transaction and $34,892,000 in proceeds from investments, offset in part by capital expenditures of $4,789,000. Cash provided by investing activities in discontinued operations consisted of the $70,800,000 of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals LLC. In 2007, cash provided by investing activities in continuing operations included $36,758,000 from the sale of our former Costa Mesa headquarters and research facility, and $1,686,000 for the sale of an ophthalmics business in Europe, offset in part by cash used for product acquisitions of $31,325,000.

Cash used in financing activities in continuing operations was $348,000 in the three months ended March 31, 2008. Cash used in financing activities in continuing operations was $2,992,000 in the three months ended March 31, 2007 and principally consisted of payments of long-term debt of $7,601,000, including the extinguishment of a mortgage in Switzerland, partly offset by proceeds from stock options of $3,855,000 and proceeds from the employee stock purchase plan of $359,000. We did not pay dividends on common stock in the three months ended March 31, 2008 and 2007.

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

We have collateral requirements on the interest rate swap agreement. The amount of collateral varies monthly depending on the fair value of the underlying swap contract. As of March 31, 2008, we have collateral of $5,035,000 comprising marketable securities and included in other assets in the accompanying balance sheet.

We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through March 31, 2009, and to provide cash needed to fund capital expenditures and our clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our operating cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances, cash flow from operations, and cash provided by investing activities. As announced in our 2008 Restructuring, we intend to sell parts of our company and partner elements of our pipeline. We expect to use the proceeds to invest in an appropriate mix of internal investment, share repurchase, acquisitions and debt reductions within the provisions of our loan indentures.

We did not pay dividends for either the first quarter of 2008 or the first quarter of 2007. Our board of directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions, including covenants, and other factors. There are significant contractual limitations on our ability to pay dividends under the terms of the indenture governing our 7% senior notes due 2011.

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

We announced clinical data results for RESTORE 1 on February 12, 2008. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs (“AEDs”). Retigabine demonstrated statistically significant (p<0.001) results on the primary efficacy endpoints important for regulatory review by both the US Food and Drug Administration (“FDA”) and the European Medicines Evaluation Agency (“EMEA”).

The intent-to-treat (“ITT”) median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 44.3% (n=151) and 17.5% (n=150) for the retigabine arm and placebo arm of the trial, respectively. The responder rate, defined as ≥ 50% reduction in 28-day total partial seizure frequency during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 55.5% (n=119) and 22.6% (n=137) for the retigabine arm and the placebo arm of the trial, respectively.

During RESTORE 1, 26.8% of patients in the retigabine arm and 8.6% of patients in the placebo arm withdrew due to adverse events. The most common side effects associated with retigabine in RESTORE 1 included dizziness, somnolence, fatigue, confusion, dysarthria (slurring of speech), ataxia (loss of muscle coordination), blurred vision, tremor, and nausea.

More details on the RESTORE 1 data announcement are provided in our annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008. See Item 7, Products in Development. We expect to announce clinical data results for RESTORE 2 in the second quarter of 2008.

Assuming successful completion of the Phase III trials and regulatory approval, we hope to launch retigabine in the first market by the end of 2009. We are seeking a partner to share the investment and risk in the development of retigabine. A number of standard supportive Phase I trials necessary for successful registration of retigabine started in 2007. In March 2007 we initiated development of a modified release formulation of retigabine. In addition, in November 2007 we began enrolling patients into a randomized, double-blind, placebo-controlled phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. We anticipate completing enrollment at the end of 2008.

External research and development expenses for retigabine for the three months ended March 31, 2008 were $15,166,000, compared with $9,042,000 for the same period in 2007.

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

The studies demonstrated that 38-40% of patients treated with taribavirin achieved SVR and that the drug has a safety advantage over ribavirin, but that it was not comparable to ribavirin in efficacy at the doses studied. We believe that the results of the studies were significantly impacted by the dosing methodology which employed a fixed dose of taribavirin for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results led us to believe that the dosage of taribavirin, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. Additionally we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives.

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

More details on the 12-week analysis of the taribavirin Phase IIb study are provided in our annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008. See Item 7, Products in Development.

The timeline and path to regulatory approval of taribavirin remains uncertain at this time. We are using the Phase IIb data to explore the options for the continued role of taribavirin in our portfolio, including consideration of partnering opportunities. For the three months ended March 31, 2008, external research and development expenses for taribavirin were $2,746,000, compared with $1,587,000 for the comparable period in 2007.

Other Development Activities

Diastat Intranasal:  Our product Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. In order to improve the convenience of this product, we have initiated the development of an intranasal delivery of diazepam. Our external research and development expenses for Diastat Intranasal were $1,325,000 and $46,000 for the three months ended March 31, 2008 and 2007, respectively.

Foreign Operations

Approximately 70% and 75% of our revenues from continuing operations, which includes royalties, for the three months ended March 31, 2008 and 2007, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

Critical Accounting Estimates

The consolidated condensed financial statements appearing elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceuticals International for the three months ended March 31, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 7, 2008, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

•	The results from our first Phase III study for retigabine may not be predictive of results from our second Phase III study for retigabine and the results from the initial 12 weeks of our Phase IIb study for taribavirin may not be predictive of the final results of the Phase IIb study or of any subsequent clinical trial necessary for approval of taribavirin. Thus we give no assurance that RESTORE 2 will meet either of its clinical efficacy endpoints or that taribavirin will ultimately meet its clinical efficacy or safety endpoints, that we will conduct additional trials necessary for approval of taribavirin or that, if we conduct such additional trials, the results will lead to approval of taribavirin by the FDA or similar authority or any foreign government.

•	We have identified a material weakness in our internal control over financial reporting that could adversely affect our stock price and ability to prepare complete and accurate financial statements in a timely manner.

•	We are involved in several legal proceedings, including our current SEC investigation and those other proceedings described in Note 10 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	We may have to withdraw those products that cause, or are alleged to cause, serious or widespread personal injury from the market and/or incur significant costs, including payment of substantial sums in damages.

•	Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our prior restructuring plan was, and the restructuring plan resulting from our 2008 Strategic Review is, intended to improve operational efficiencies and our competitiveness. If we are unable to realize the benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. At March 31, 2008 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At March 31, 2008, the fair values of our financial instruments were as follows (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Undesignated hedges	$86,270	$58	$58
Net investment hedges	$45,000	$(4,935)	$(4,935)
Cash flow hedges	$12,703	$(979)	$(979)
Fair value hedges	$25,339	$(24)	$(24)
Interest rate swaps	$150,000	$4,444	$4,444
Outstanding debt	$780,000	$(780,000)	$(710,760)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our first quarter 2008 pretax earnings. In addition, we have $780,000,000 of fixed rate debt as of March 31, 2008 that requires U.S. dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiary units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $23,400,000 as of March 31, 2008.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that as a result of the unremediated material weakness discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As of March 31, 2008, management determined that we had an unremediated material weakness in internal control over financial reporting identified in the preparation of our annual report on Form 10-K for the year ended December 31, 2007. We did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Plan

We are in the process of identifying and implementing a plan to address the material weakness in internal control over financial reporting described above. Elements of our remediation plan are expected to be accomplished over time. We are taking the following actions to remediate the material weakness described above:

•	We engaged professional actuarial and accounting consultants to review our accounting for our foreign pension plans. Such review was conducted for the first quarter of 2008 and will continue for the foreseeable future. We have also developed modified controls with regard to our accounting for pension obligations.

•	We have implemented enhancements to our accounting for product returns and credit memos in foreign markets.

•	We have reviewed the qualifications and performance of our accounting staff in key roles in our foreign locations and identified some critical roles in certain foreign markets where accounting staff will be retrained or new accounting staff will be recruited. We have assigned qualified accounting staff from Corporate and our North American offices to review accounting procedures in certain foreign countries and have begun to enhance our accounting staff in various foreign locales.

•	We have modified our revenue recognition procedures in Italy and other locations in order to ensure that, when required by specific circumstances, we recognize revenue on a cash basis.

•	We have implemented revised review procedures over tax accounting.

In addition, we have completed a comprehensive strategic review and announced a strategic plan. As announced on March 27, 2008, this strategic plan is expected to involve a significant reduction in our geographic footprint and product focus, which will have the effect of reducing the number of foreign locations where remediation actions are required.

Management has developed a plan for the implementation of the remediation procedures described above (to the extent not already implemented), which has been discussed with our Finance and Audit Committee. This committee will monitor our implementation of remediation measures. We believe that the controls that we are implementing will improve the effectiveness of our internal control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, we implemented a new enterprise resource planning system in certain countries which will enable greater efficiencies in financial reporting and will provide enhanced controls and analytical capabilities. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC is conducting an investigation regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase III trial for taribavirin. In addition, the SEC requested information regarding our restatement of certain historical financial statements announced in March 2008, data regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, a former chairman and chief executive officer, and others. In September 2006, our board of directors established the Special Committee to review our historical stock option practices and related accounting. The Special Committee concluded its investigation in January 2007. We have briefed the SEC with the results of the Special Committee’s investigation. We have cooperated fully and will continue to cooperate with the SEC on its investigation. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director, our business (including our ability to complete financing transactions) and the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have an adverse impact on our business or the trading price of our securities regardless of the ultimate outcome of the investigation. In addition, the SEC inquiry has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the investigation is concluded.

Item 6.	Exhibits

(a)	Exhibits

Exhibit

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
10	.1**	Side Letter dated January 11, 2008 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as of Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.2†	Employment Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.3†	Separation Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.4†	Release Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: May 7, 2008

/s/  Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2008

EXHIBIT INDEX

Exhibit

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
10	.1**	Side Letter dated January 11, 2008 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as of Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.2†	Employment Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.3†	Separation Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.4†	Release Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.