Form 10-Q
period 2008-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2008-08-11
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of August 6, 2008 was 88,066,534.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(In thousands, except par value data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$466,300	$309,365
Marketable securities	83,684	52,122
Accounts receivable, net	169,143	191,796
Inventories, net	119,185	115,177
Assets held for sale and assets of discontinued operations	—	66,247
Prepaid expenses and other current assets	19,594	21,713
Current deferred tax assets, net	12,655	11,819
Income taxes	13,753	26,433

Total current assets	884,314	794,672
Property, plant and equipment, net	123,518	116,376
Deferred tax assets, net	91,845	65,950
Goodwill	73,138	80,346
Intangible assets, net	376,484	401,575
Other assets	42,223	35,343

Total non-current assets	707,208	699,590

	$1,591,522	$1,494,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$54,178	$49,203
Accrued liabilities	151,626	139,754
Notes payable and current portion of long-term debt	818	1,655
Income taxes payable	9,827	7,987
Deferred tax liabilities, net	50,766	2,252
Liabilities held for sale and liabilities of discontinued operations	—	4,194
Liabilities for uncertain tax positions	8,965	616

Total current liabilities	276,180	205,661
Long-term debt, less current portion	780,963	782,552
Deferred tax liabilities, net	10,472	5,337
Liabilities for uncertain tax positions	60,319	68,749
Other liabilities	26,545	17,860

Total non-current liabilities	878,299	874,498

Total liabilities	1,154,479	1,080,159

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 89,480 (June 30, 2008) and 89,286 (December 31, 2007) shares outstanding (after deducting shares in treasury of 7,737 as of June 30, 2008 and 7,585 as of December 31, 2007)	895	893
Additional capital	1,208,840	1,192,559
Accumulated deficit	(924,713)	(859,559)
Accumulated other comprehensive income	152,021	80,210

Total stockholders’ equity	437,043	414,103

	$1,591,522	$1,494,262

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Product sales	$191,958	$201,587	$373,871	$369,520
Alliance revenue (including ribavirin royalties)	14,805	18,955	27,578	55,425

Total revenues	206,763	220,542	401,449	424,945

Costs and expenses:
Cost of goods sold (excluding amortization)	69,479	57,614	124,369	104,515
Selling expenses	59,606	67,645	123,396	126,085
General and administrative expenses	41,482	28,743	67,588	54,858
Research and development costs	22,692	22,737	52,084	43,727
Restructuring, asset impairments and dispositions	17,583	6,337	4,919	13,575
Amortization expense	18,112	18,666	36,178	36,147

Total costs and expenses	228,954	201,742	408,534	378,907

Income (loss) from operations	(22,191)	18,800	(7,085)	46,038
Other income (expense), net including translation and exchange	(137)	1,682	(3,389)	2,818
Interest income	5,359	4,769	10,305	9,280
Interest expense	(9,634)	(10,882)	(19,353)	(21,834)

Income (loss) from continuing operations before income
taxes and minority interest	(26,603)	14,369	(19,522)	36,302
Provision (benefit) for income taxes	46,850	(7,511)	54,501	899
Minority interest, net	2	—	4	—

Income (loss) from continuing operations	(73,455)	21,880	(74,027)	35,403
Income (loss) from discontinued operations	(1,149)	(4,966)	8,873	(9,166)

Net income (loss)	$(74,604)	$16,914	$(65,154)	$26,237

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.82)	$0.23	$(0.83)	$0.37
Income (loss) from discontinued operations	(0.01)	(0.05)	0.10	(0.09)

Net income (loss) per share:	$(0.83)	$0.18	$(0.73)	$0.28

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.82)	$0.23	$(0.83)	$0.37
Income (loss) from discontinued operations	(0.01)	(0.05)	0.10	(0.10)

Net income (loss) per share:	$(0.83)	$0.18	$(0.73)	$0.27

Shares used in per share computations — Basic	89,802	95,049	89,696	94,911

Shares used in per share computation — Diluted	89,802	96,154	89,696	96,090

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2008 and 2007
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(74,604)	$16,914	$(65,154)	$26,237
Other comprehensive income (loss):
Foreign currency translation adjustments	16,131	11,932	75,110	12,050
Unrealized gain on marketable equity securities	2,958	72	1,084	630
Unrealized gain (loss) on hedges	1,461	7,338	(4,544)	7,007
Pension liability adjustment	147	(2,426)	161	(1,983)

Comprehensive income (loss)	$(53,907)	$33,830	$6,657	$43,941

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(65,154)	$26,237
Income (loss) from discontinued operations	8,873	(9,166)

Income (loss) from continuing operations	(74,027)	35,403
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	46,495	43,826
Provision for losses on accounts receivable and inventory	19,354	5,385
Stock compensation expense	(1,634)	7,365
Translation and exchange (gains) losses, net	3,389	(2,818)
Impairment charges and other non-cash items	(19,024)	4,483
Deferred income taxes	47,765	13,397
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	38,441	17,664
Inventories	(17,529)	(7,309)
Prepaid expenses and other assets	781	(2,202)
Trade payables and accrued liabilities	8,590	(17,185)
Income taxes	13,689	(37,488)
Other liabilities	(1,121)	1,551

Cash flow from operating activities in continuing operations	65,169	62,072
Cash flow from operating activities in discontinued operations	(13,466)	(7,434)

Net cash provided by operating activities	51,703	54,638

Cash flows from investing activities:
Capital expenditures	(8,254)	(15,332)
Proceeds from sale of assets	418	37,282
Proceeds from sale of businesses	48,575	29,486
Proceeds from investments	77,904	15,122
Purchase of investments	(100,172)	(17,100)
Acquisition of businesses, license rights and product lines	(1,554)	(35,287)

Cash flow from investing activities in continuing operations	16,917	14,171
Cash flow from investing activities in discontinued operations	70,800	(266)

Net cash provided by investing activities	87,717	13,905

Cash flows from financing activities:
Payments on long-term debt and notes payable	(595)	(8,970)
Proceeds from capitalized lease financing, long-term debt and notes payable	101	1,252
Stock option exercises and employee stock purchases	7,867	10,251
Purchase of treasury stock	(6,819)	(27,507)

Cash flow from financing activities in continuing operations	554	(24,974)
Cash flow from financing activities in discontinued operations	—	73

Net cash provided by (used in) financing activities	554	(24,901)

Effect of exchange rate changes on cash and cash equivalents	16,961	7,547

Net increase in cash and cash equivalents	156,935	51,189
Cash and cash equivalents at beginning of period	309,365	325,579

Cash and cash equivalents at end of period	$466,300	$376,768

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Marketable Securities:  Marketable securities include short-term commercial paper and government agency securities which, at the time of purchase, have maturities of greater than three months. Marketable securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of June 30, 2008 and December 31, 2007, the fair value of our marketable securities approximated cost.

Derivative Financial Instruments:  Our accounting policies for derivative instruments are based on whether they meet our criteria for designation as hedging transactions, either as cash flow, net investment or fair value hedges. Our derivative instruments are recorded at fair value and are included in other current assets, other assets, and accrued liabilities. Depending on the nature of the hedge, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Assets Held for Sale:  We have classified certain assets as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). At December 31, 2007, assets held for sale included the assets related to our Infergen operations and the assets included in the sale of certain business subsidiaries and assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”). We sold the assets related to our Infergen operations to Three Rivers Pharmaceuticals, LLC on January 14, 2008. We completed the transaction with Invida on March 3, 2008. At March 31, 2008, assets held for sale included the assets related to our subsidiaries in Argentina and Uruguay. We sold these subsidiaries on June 5, 2008.

Discontinued Operations:  The results of the Infergen operations and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS 144 and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented. More details on discontinued operations are available in Note 5.

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

Out of Period Adjustments:  In the second quarter of 2008 we recorded adjustments related to stock compensation expense and foreign taxes that affected costs of goods sold, selling expenses, research and development expenses and general and administrative expenses and that in the aggregate increased income from continuing operations before income taxes by approximately $916,000, comprising an increase of $1,988,000 related to 2007 and 2006 and a decrease of $1,072,000 related to the first quarter of 2008. These corrections were a reversal of stock compensation expense to adjust our historical estimated forfeiture rate for actual forfeitures which occurred in 2006, 2007 and the first quarter of 2008 and a foreign tax error recorded in 2007 and the first quarter of 2008. Correcting the stock compensation error increased income from continuing operations before income taxes by $3,870,000 and correcting the foreign tax error decreased income from continuing operations before income taxes by $2,954,000. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements, and the impact of correcting these errors is not expected to be material to the full year 2008 financial statements, we recorded the correction of these errors in the second quarter of 2008 financial statements.

Recent Accounting Pronouncements:

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 became effective for Valeant as of January 1, 2008. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For more details about our implementation of SFAS 157, see Note 3.

SFAS No. 159.  In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS 159 permitted us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. SFAS 159 became effective for Valeant as of January 1, 2008. The implementation of SFAS 159 did not have a material effect on our financial statements as we did not elect the fair value option for any new financial instruments or other assets and liabilities.

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

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our accounting for any existing collaborative arrangements in our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Valeant on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. We are currently assessing the impact that SFAS 161 may have on our financial statements.

In April 2008, the FASB issued FASB Statement of Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in order to improve the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). FSP FAS 142-3 becomes effective for Valeant on January 1, 2009. We are currently assessing the impact that FSP FAS 142-3 may have on our financial statements.

In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance in FSP APB 14-1 will be applied retrospectively to all periods presented. The implementation of FSP APB 14-1 will materially increase our reported interest expense.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

2.	Restructuring

Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets such as software systems, the impairment of manufacturing and research facilities, and other associated costs, including legal and professional costs. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location, and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period, otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets such as software and the impairment of manufacturing and research facilities. For a further description of the accounting for impairment of long-lived assets under SFAS 144, see Note 1, Organization and Summary of Significant Accounting Policies. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. As announced on March 27, 2008, we have completed this strategic review and announced a strategic plan which includes a restructuring program (the “2008 Restructuring”). The 2008 Restructuring is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Mexico, Canada, Brazil and Australia. We are pursuing plans to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets or other strategic alternatives, to seek partners for taribavirin and retigabine and to make selective acquisitions.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain Valeant subsidiaries and product rights in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with SFAS 144. During the three months ended March 31, 2008, we received initial proceeds of $37,855,000 and recorded a gain of $36,922,000 in this transaction. During the three months ended June 30, 2008 we recorded $257,000 of additional closing costs and $760,000 of net asset adjustments resulting in a reduced gain of $35,905,000 on the transaction. We expect to receive additional proceeds in 2008 of approximately $4,825,000 subject to net asset settlement provisions in the agreement.

As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. In the three months ended March 31, 2008, we recorded an impairment charge of $7,852,000 related to this anticipated sale. We sold these subsidiaries on June 5, 2008 and recorded a loss on the sale of $2,926,000.

The net restructuring, asset impairments and dispositions charge of $17,583,000 in the three months ended June 30, 2008 included the $257,000 of additional closing costs and $760,000 of net asset adjustments recorded as reductions of the gain originally recorded in the three months ended March 31, 2008 in the Invida transaction, $6,497,000 of severance charges for a total of 134 affected employees, professional service fees and other cash costs of $6,649,000, a $494,000 impairment charge related to certain fixed assets in Mexico and the $2,926,000 loss on the sale of our subsidiaries in Argentina and Uruguay. The net restructuring, asset impairments and dispositions charge of $4,919,000 in the six months ended June 30, 2008 included $13,239,000 of employee severance costs for a total of 151 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico, Brazil and Europe, professional service fees and other cash costs of $11,535,000, a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4,778,000, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8,346,000, and the loss of $2,926,000 in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35,905,000 in the transaction with Invida.

The $17,583,000 restructuring charges for the three months ended June 30, 2008 represent charges of $21,790,000 and $733,000 in the Corporate division and the EMEA segment, respectively, offset by the gain of $4,940,000 in the International segment. The $4,919,000 restructuring charges for the six months ended June 30, 2008 represent charges of $26,017,000 and $2,213,000 in the Corporate division and the International segment, respectively, offset in part by gains of $11,807,000 and $11,504,000 in the North America and EMEA segments, respectively. The gains relate to the ownership of assets sold in the transaction with Invida.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring costs recorded in the three and six months ended June 30, 2008 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
2008 Restructuring Program	2008	2008

Cash-related charges:
Employee severances (151 employees, cumulatively)	$6,497	$13,239
Professional services and other cash costs	6,649	11,535

Subtotal: cash charges	13,146	24,774
Stock compensation	—	4,778
Impairment of long-lived assets	494	8,346
Loss on sale of long-lived assets	2,926	2,926

Subtotal: non-cash charges	3,420	16,050

Subtotal: restructuring expenses	16,566	40,824

Gain on Invida transaction	1,017	(35,905)

Total: Restructurings, asset impairments and dispositions	$17,583	$4,919

In the three and six months ended June 30, 2008, we recorded inventory obsolescence charges of $15,029,000 and $22,351,000, resulting primarily from decisions to cease promotion or discontinue certain products, discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in costs of goods sold, in accordance with EITF 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

2006 Restructuring

In April 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late stage projects in development. The restructuring program was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

In the three and six months ended June 30, 2007, we recorded charges of $6,337,000 and $13,575,000 related to the 2006 Restructuring, respectively. Severance charges recorded in the three and six months ended June 30, 2007 for employees whose positions were eliminated in the restructuring totaled $1,350,000 and $5,130,000, respectively.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring costs recorded in the three and six months ended June 30, 2007 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
2006 Restructuring Program	2007	2007

Employee severances (490 employees, cumulatively)	$1,350	$5,130
Contract cancellation and other cash costs	1,034	3,115

Subtotal: cash charges	2,384	8,245
Abandoned software and other capital assets	—	—
Write-off of accumulated foreign currency translation adjustments	2,891	2,891
Impairment of manufacturing and research facilities	1,062	2,439

Subtotal: non-cash charges	3,953	5,330

Total:	$6,337	$13,575

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The $3,432,000 restructuring accrual for the 2006 Restructuring, accrued as of June 30, 2008, relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former sites in Basel, Switzerland and Puerto Rico. These payment obligations last until June 30, 2009. The $12,513,000 restructuring accrual for the 2008 Restructuring, accrued as of June 30, 2008, relates to severance, professional service fees and other obligations and is expected to be paid primarily during the remainder of 2008. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, March 31, 2008	$3,766
Charges to earnings	—
Cash paid	(334)

Restructuring accrual, June 30, 2008	$3,432

2008 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, March 31, 2008	$13,223
Charges to earnings	13,146
Cash paid	(13,856)

Restructuring accrual, June 30, 2008	$12,513

3.	Fair Value Measurements

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. We are currently assessing the impact SFAS 157 will have on such nonfinancial assets and liabilities.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

Level 3 — Unobservable inputs that are not corroborated by market data.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

	June 30, 2008
	Level 1	Level 2	Level 3

Available-for-Sale Securities	$5,424	—	—
Interest rate swap	—	$(312)	—
Undesignated hedges	—	$309	—
Net investment derivative contracts	—	$(2,726)	—
Cash flow derivative contracts	—	$(290)	—

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

In the three months ended June 30, 2008, we acquired product rights in Poland and Germany for $1,050,000 in cash and $405,000 in other consideration. In the six months ended June 30, 2008, we acquired product rights in Poland and Germany for $1,554,000 in cash and $812,000 in other consideration.

In the six months ended June 30, 2007, we acquired product rights in the United States, Europe, and Argentina for aggregate consideration of $39,510,000. In the six months ended June 30, 2007, (i) in the United States we acquired a paid-up license to Kinetin and Zeatin, the active ingredients of Kinerase, for cash consideration of $21,000,000 and other consideration of $4,170,000; (ii) in Europe we acquired the rights to Nabilone, the product we currently market as Cesamet in Canada and in the U.S., for $13,396,000; and (iii) we acquired the rights to certain products in Poland and Argentina for $944,000.

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

We sold these Infergen rights to Three Rivers Pharmaceuticals, LLC on January 14, 2008. We received $70,800,000 as the initial payment for our Infergen product rights, with additional payments due of up to $20,500,000. We recorded a net gain in this transaction of $27,536,000 after deducting the carrying value of the net assets sold from the proceeds received.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In the three and six months ended June 30, 2008 and 2007, the results from discontinued operations primarily related to Infergen and the release of an environmental reserve in our discontinued biomedicals business. The $682,000 credit to general and administrative expense in the three and six months ended June 30, 2008 relates to an insurance recovery for damaged Infergen inventory. The loss on disposal of discontinued operations in 2007 primarily related to a legal judgment with respect to the discontinued biomedical business.

Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Infergen:
Product sales	$(50)	$9,353	$1,000	$18,323
Costs and expenses:
Cost of goods sold (excluding amortization)	(69)	2,888	2,007	6,158
Selling expenses	(59)	7,039	1,306	13,033
General and administrative expenses	(682)	543	(682)	688
Research and development costs	68	1,880	9,752	4,000
Amortization expense	—	1,650	—	3,300

Total costs and expenses	(742)	14,000	12,383	27,179

Income (loss) from discontinued operations, Infergen	692	(4,647)	(11,383)	(8,856)
Other discontinued operations:
Other income	792	—	792	—

Consolidated discontinued operations:
Income (loss) from discontinued operations	1,484	(4,647)	(10,591)	(8,856)

Provision (benefit) for income taxes	237	(63)	1,536	(71)

Income (loss) from discontinued operations	1,247	(4,584)	(12,127)	(8,785)
Disposal of discontinued operations, net	(2,396)	(382)	21,000	(381)

Income (loss) from discontinued operations, net	$(1,149)	$(4,966)	$8,873	$(9,166)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of discontinued operations are stated separately as of June 30, 2008 and December 31, 2007 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	June 30,	December 31,
	2008	2007

ASSETS
Inventories, net	$—	$1,051
Property, plant and equipment, net	—	132
Goodwill	—	4,816
Intangible assets, net	—	54,450

Assets of discontinued operations	$—	$60,449

LIABILITIES
Accrued liabilities	—	1,897

Liabilities of discontinued operations	$—	$1,897

The assets held for sale and assets of discontinued operations as of December 31, 2007 had a total value of $66,247,000, which included the assets of discontinued operations of $60,449,000 detailed above and other assets held for sale, which consisted of the assets sold to Invida on March 3, 2008. The liabilities held for sale and liabilities of discontinued operations as of December 31, 2007 had a total value of $4,194,000, which included the liabilities of discontinued operations of $1,897,000 detailed above and other liabilities held for sale, which consisted of the liabilities sold to Invida on March 3, 2008.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Income:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$(73,455)	$21,880	$(74,027)	$35,403
Income (loss) from discontinued operations	(1,149)	(4,966)	8,873	(9,166)

Net income (loss)	$(74,604)	$16,914	$(65,154)	$26,237

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	89,424	94,868	89,355	94,722
Vested stock equivalents (not issued)	378	181	341	189

Denominator for basic earnings per share	89,802	95,049	89,696	94,911
Denominator for diluted earnings per share:
Employee stock options	—	1,068	—	1,159
Other dilutive securities	—	37	—	20

Dilutive potential common shares	—	1,105	—	1,179

Denominator for diluted earnings per share:	89,802	96,154	89,696	96,090

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.82)	$0.23	$(0.83)	$0.37
Income (loss) from discontinued operations	(0.01)	(0.05)	0.10	(0.09)

Net income (loss) per share	$(0.83)	$0.18	$(0.73)	$0.28

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.82)	$0.23	$(0.83)	$0.37
Income (loss) from discontinued operations	(0.01)	(0.05)	0.10	(0.10)

Net income (loss) per share	$(0.83)	$0.18	$(0.73)	$0.27

For the three months and six months ended June 30, 2008, options to purchase 829,000 and 652,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss and the effect would have been anti-dilutive. For the three months ended June 30, 2008 and 2007, options to purchase 7,590,000 and 9,202,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the six months ended June 30, 2008 and 2007, options to purchase 8,553,000 and 9,269,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007

Accounts receivable, net:
Trade accounts receivable	$131,377	$162,591
Royalties receivable	15,416	18,620
Other receivables	34,969	23,513

	181,762	204,724
Allowance for doubtful accounts	(12,619)	(12,928)

	$169,143	$191,796

Inventories, net:
Raw materials and supplies	$28,887	$30,935
Work-in-process	13,493	13,707
Finished goods	111,270	89,363

	153,650	134,005
Allowance for inventory obsolescence	(34,465)	(18,828)

	$119,185	$115,177

Property, plant and equipment, net:
Property, plant and equipment, at cost	$238,251	$215,172
Accumulated depreciation and amortization	(114,733)	(98,796)

	$123,518	$116,376

The increase in other receivables includes receivables of $7,000,000 and $4,825,000 related to the transactions with Three Rivers Pharmaceuticals, LLC and Invida, respectively.

Other assets totaled $42,223,000 as of June 30, 2008, an increase of $6,880,000 from $35,343,000, reported as of December 31, 2007. This increase primarily related to the $11,222,000 note receivable from Three Rivers Pharmaceuticals, LLC, offset in part by a reduction of $1,550,000 in the value of an investment in a publicly traded investment fund and a reduction of $1,262,000 in deferred loan costs. In the three months ended June 30, 2008, we recognized an other-than-temporary impairment loss of $3,233,000 in an investment in a publicly traded investment fund.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Intangible assets:  As of June 30, 2008 and December 31, 2007, intangible assets were as follows (in thousands, except life data):

	Weighted
	Average	June 30, 2008			December 31, 2007
	Lives	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	12	$307,006	$(143,674)	$163,332	$306,398	$(128,267)	$178,131
Dermatology	13	98,811	(51,848)	46,963	111,934	(54,178)	57,756
Other products	17	387,862	(223,118)	164,744	365,823	(206,307)	159,516

Total product rights	14	793,679	(418,640)	375,039	784,155	(388,752)	395,403
License agreement	5	67,376	(65,931)	1,445	67,376	(61,204)	6,172

Total intangible assets		$861,055	$(484,571)	$376,484	$851,531	$(449,956)	$401,575

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	Remaining
	Six Months of
	2008	2009	2010	2011	2012	Thereafter	Total

Product rights
Neurology	$14,715	$29,429	$28,670	$22,609	$21,214	$46,695	$163,332
Dermatology	4,766	9,423	9,184	8,918	3,890	10,782	46,963
Other products	10,757	22,191	21,516	21,033	20,944	68,303	164,744

Total product rights	30,238	61,043	59,370	52,560	46,048	125,780	375,039
License agreement	1,445	—	—	—	—	—	1,445

Total	$31,683	$61,043	$59,370	$52,560	$46,048	$125,780	$376,484

Amortization expense for the three and six months ended June 30, 2008 was $18,112,000 and $36,178,000, respectively, of which $15,749,000 and $31,451,000, respectively, related to amortization of acquired product rights.

8.	Income Taxes

We incur losses in the United States, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in U.S. product sales, dividends paid by our foreign subsidiaries, the sale of our foreign subsidiaries or assets, and other measures. However, at this time there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve these benefits.

During the three months ended June 30, 2008, the company reversed its position that all unremitted earnings of its foreign subsidiaries would be indefinitely reinvested and is now required to provide U.S. tax on these earnings. As of June 30, 2008, a deferred tax liability of $97,075,000 was established to provide tax on these earnings which includes $12,693,000 of withholding tax that will be due upon repatriation. Setting up the deferred tax liability has allowed the company to benefit its 2008 U.S. losses and release $67,256,000 of its U.S. valuation allowance which includes the recognition of $19,876,000 of U.S. uncertain tax benefits which were settled as of June 30, 2008. The release of valuation allowance also includes $12,328,000 and $7,209,000 in benefits that were credited to additional

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

paid-in capital and goodwill, respectively. As of June 30, 2008, there is insufficient objective evidence as to the timing and amount of future US taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax credits. The valuation allowance was recorded because it is more likely than not that such benefits could not be utilized. Ultimate realization of these tax benefits is dependent upon generating sufficient taxable income in the U.S. Based on Valeant’s historic losses, the Company could not demonstrate that it would utilize these tax benefits with sufficient objective evidence.

Our effective tax rate for the six months ended June 30, 2008 was affected by deferred taxes provided on unrepatriated foreign earnings, net of the benefit of releasing a portion of the U.S. valuation allowance, pre-tax losses resulting from the sale of our Argentina subsidiaries of $9,602,000 for which we do not expect to realize income tax benefits, and pre-tax income resulting from restructuring associated with the sale of assets in Asia of $8,962,000 which we do not expect to be subject to tax in certain jurisdictions. A provision for income taxes of $46,850,000 was recorded for the three months ended June 30, 2008, comprising the following amounts:

Three Months Ended
June 30,
2008

Deferred U.S. tax on unrepatriated foreign earnings	$44,393
Foreign withholding tax on unrepatriated foreign earnings	12,693
Tax provision on current earnings outside the U.S.	5,306
Benefit of current U.S. losses	(15,542)

$46,850

Due to ownership changes in the stock of the company, the benefit of U.S. losses are subject to a yearly limitation. However, the limitation is sufficient to allow for utilization of all losses through the reversal of taxable temporary differences.

During the quarter ended March 31, 2008, we recorded a net pre-tax gain from discontinued operations from the sale of our Infergen product line in the U.S. This gain was considered in determining the amount of income tax benefit to be allocated to current year losses from continuing operations in the U.S. As a result, we recorded income tax expense of $6,498,000 in discontinued operations for the six months ended June 30, 2008 and this same amount will be recorded as an income tax benefit in continuing operations for the full year 2008. Of this amount, $4,345,000 was included in the provision for income taxes in continuing operations for the six months ended June 30, 2008 based on an allocation of the full year impact to the six months ended June 30, 2008.

At June 30, 2008 we had $100,235,000 of unrecognized tax benefits (FIN 48), of which $5,793,000 would reduce our effective tax rate, if recognized. Of the total unrecognized tax benefits, $24,256,000 was recorded as an offset against a valuation allowance. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate. Based on current discussions with the IRS, we believe it is reasonably possible that $40,649,000 of unrecognized tax benefits will be reversed within the next twelve months.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, we had recorded $7,241,000 for interest and $2,184,000 for penalties. We accrued an additional $102,000 of interest during the quarter ended June 30, 2008.

We are currently under audit by the IRS for the 2005 and 2006 tax years. We are appealing adjustments that were proposed during the audit of the 2002 through 2004 tax years in the U.S. In the second quarter of 2007, the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 was resolved. All years prior to 1997 are closed under the statute of limitations in the U.S. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Common Stock and Share Compensation

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. In June 2008, our board of directors increased the authorization to $300 million, over the original 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. In the three months ended June 30, 2008, we purchased 411,989 shares, for a total amount of $6,819,000. In total, we have used $106,377,000 to repurchase 6,902,679 shares as of June 30, 2008.

We apply SFAS 123(R), Share-Based Payment which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. We estimate the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of the fair value of share-based payments on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.

The variables used in our share-based compensation expense calculations include our estimation of the forfeiture rate related to share-based payments. In 2006, 2007 and continuing into 2008, we experienced significant turnover at both the executive and management levels, which affected our actual forfeiture rate. We increased the estimated forfeiture rate in the three months ended December 31, 2007 from 5% to 35%. As described in Note 1, during the second quarter of 2008, we recorded a correction to adjust our historical estimated forfeiture rate for actual forfeitures which took place in 2006, 2007 and the first quarter of 2008. The correction recorded in the second quarter resulted in a $3,870,000 decrease in stock compensation expense comprising a $778,000 reduction in cost of goods sold, a $1,068,000 reduction in selling expenses, a $1,231,000 reduction in research and development expenses and a $793,000 reduction in general and administrative expenses.

Also during the second quarter of 2008, we recognized a change in estimate related to our estimated forfeiture rate for share-based payments of $3,048,000 for forfeitures which occurred in the three months ended June 30, 2008. This change in estimate related to forfeitures which occurred in the three months ended June 30, 2008 comprised a $214,000 reduction in cost of goods sold, an $802,000 reduction in selling expenses, a $53,000 reduction in research and development expenses and a $1,979,000 reduction in general and administrative expenses.

A summary of stock compensation expense for our stock incentive plans is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Employee stock options	$(5,534)	$3,128	$(4,152)	$6,562
Restricted stock units	961	267	1,805	724
Performance stock units	356	—	579	—
Employee stock purchase plan	67	53	133	79

Total stock-based compensation expense	$(4,150)	$3,448	$(1,635)	$7,365

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding at June 30, 2008 is as follows (in thousands):

Remainder of 2008	$5,490
2009	6,085
2010	3,913
2011 and thereafter	752

$16,240

10.	Commitments and Contingencies

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

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006, respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases before Judge Ronald L. Bauer. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeds to conclusion. On July 10, 2008, the parties in the Pronko action reached an agreement in principle to settle the plaintiff’s claims. The agreement, which is intended to resolve the claims raised in the Pronko and Lawson actions, requires us to adopt certain corporate governance reforms aimed at improving our process for granting stock options. It also provides for an award of fees to counsel for the plaintiffs of $1,300,000, which amount is covered by insurance and remains subject to court approval.

We are also a nominal defendant in a shareholder derivative action pending in the Court of Chancery of the state of Delaware, styled Sherwood v. Tyson, et. al., filed on March 20, 2007. This complaint also purports to assert derivative claims on the Company’s behalf for breach of fiduciary duties, gross mismanagement and waste, constructive fraud and unjust enrichment related to the alleged backdating of employee stock options. The plaintiff seeks, among other things, damages, an accounting, disgorgement, rescission and/or repricing of stock options, and imposition of a constructive trust for the benefit of the Company on amounts by which the defendants were unjustly enriched. The plaintiff has agreed to a stay pending resolution of the Pronko action in California.

Argentina Antitrust Matter:  In July 2004, we were advised that the Argentine Antitrust Agency had issued a notice unfavorable to us in a proceeding against our Argentine subsidiary. The proceeding involves allegations that the subsidiary in Argentina abused a dominant market position in 1999 by increasing its price on Mestinon in Argentina and not supplying the market for approximately two months. The subsidiary filed documents with the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

agency offering an explanation justifying its actions, but the agency has now rejected the explanation. The agency is collecting evidence prior to issuing a new decision. Argentinean law permits a fine to be levied of up to $5,000,000 plus 20% of profits realized due to the alleged wrongful conduct. Based upon the size of the transactions alleged to have violated the law, we do not expect this matter to draw the maximum penalty. On June 5, 2008, we sold our Argentine subsidiary. The former Argentine subsidiary, as transferred to the buyer, retains any liability associated with this claim.

Permax Product Liability Cases:  On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc., Case No. 07 L 47 in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois. This case, which has been removed to federal court in the Northern District of Illinois, alleges that the use of Permax for restless leg syndrome caused the plaintiff to have valvular heart disease, and as a result, she suffered damages, including extensive pain and suffering, emotional distress and mental anguish. On August 6, 2008, the court granted Valeant’s motion for summary judgment on all claims, finding that plaintiff did not use Permax after February 25, 2004, when Valeant acquired the right to market and sell Permax in the United States. We expect Valeant to be dismissed with prejudice shortly. However, Valeant’s acquired subsidiary Amarin Pharmaceuticals Inc. remains a defendant in this case. On April 23, 2008, we were served a complaint in a case captioned Barbara M. Shows v. Eli Lilly and Company, Elan Corporation, PLC, Amarin Corporation, PLC, and Valeant Pharmaceuticals International, Case No. 2008-24P in the Circuit Court of Jefferson Davis County, Mississippi. We are in the process of defending this matter. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between Valeant and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, associated with these claims. Product liability insurance exists with respect to these claims. Although it is expected that the insurance proceeds will be sufficient to cover any material liability which might arise from these claims, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operation or liquidity.

Alfa Wasserman:  On December 29, 2005, Alfa Wassermann (“Alfa”) filed suit against our Spanish subsidiary in the Commercial Court of Barcelona, Spain, alleging that our Calcitonina Hubber Nasal 200 UI Monodosis product infringes Alfa’s European patent EP 363.876 (ES 2.053.905) and demanded that we cease selling our product in the Spanish market and pay damages for lost profits caused by competition in the amount of approximately 9 million Euros. We filed a successful counter-claim; however, Alfa filed an appeal. The Court of Appeals held a hearing in February 2008 and on July 14, 2008 ruled that we infringed Alfa’s patent. Pursuant to the ruling, we would be required to: (i) cease manufacturing and selling certain Calcitonina products, (ii) withdraw such products from the market, (iii) pay Alfa’s legal costs and (iv) pay damages suffered by Alfa between January 1, 2001 through the date that the applicable products are withdrawn from the market. The specific amount of damages to be paid would be determined in separate enforcement proceedings. We have filed a writ to the Court of Appeals announcing our intention to appeal to the Supreme Court. In late July 2008, the parties agreed in principle to settle the matter and are in the process of finalizing formal settlement documents. In settlement of Alfa’s alleged claims, we agreed to pay Alfa $11,029,000 and a 10% royalty on future product sales until the expiration of Alfa’s patent in 2009.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

generic Efudex, plaintiffs seek damages for Valeant’s alleged breach of contract, trade secret misappropriation and unjust enrichment, in addition to other causes of action against William Blair. We believe this case is without merit and are vigorously defending ourselves in this matter.

On April 11, 2008, the Food and Drug Administration (FDA) approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (TRO) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008 the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped. Our case against Messrs. Leavitt and Von Eschenbach remains pending before the court.

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

The following table sets forth the amounts of our segment revenues and operating income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Specialty pharmaceuticals
North America	$54,706	$68,610	$126,982	$131,209
International	45,662	55,829	74,813	91,104
EMEA	91,590	77,148	172,076	147,207

Total specialty pharmaceuticals	191,958	201,587	373,871	369,520
Alliance revenues (including ribavirin royalties)	14,805	18,955	27,578	55,425

Consolidated revenues	$206,763	$220,542	$401,449	$424,945

Operating Income
Specialty pharmaceuticals
North America	$8,035	$26,464	$35,448	$43,795
International	7,357	8,341	4,704	8,614
EMEA	(1,247)	15,902	9,840	34,611

	14,145	50,707	49,992	87,020
Corporate expenses(1)	(8,272)	(19,948)	(23,699)	(35,908)

Total specialty pharmaceuticals	5,873	30,759	26,293	51,112
Restructuring, asset impairments and dispositions	(17,583)	(6,337)	(4,919)	(13,575)
Research and development(2)	(10,481)	(5,622)	(28,459)	8,501

Consolidated segment operating income (loss)	(22,191)	18,800	(7,085)	46,038
Interest income	5,359	4,769	10,305	9,280
Interest expense	(9,634)	(10,882)	(19,353)	(21,834)
Other, net	(137)	1,682	(3,389)	2,818

Income (loss) from continuing operations before income taxes and minority interest	$(26,603)	$14,369	$(19,522)	$36,302

(1)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	The research and development income (expense) above represents the operating profit (loss) of the research and development segment.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
Total Assets	2008	2007

North America	$323,514	$367,869
International	155,951	200,955
EMEA	673,223	493,452
Corporate	396,661	319,335
Research and Development Division	42,173	52,202
Discontinued operations	—	60,449

Total	$1,591,522	$1,494,262

In the three months ended June 30, 2008, we discontinued our historical practice of reporting sales of products treating infectious diseases as a separate classification of products. The following table summarizes the largest of our product lines by therapeutic class based on sales for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Therapeutic Area/Product	2008	2007	2008	2007

Neurology
Mestinon®	$12,754	$14,014	$24,285	$24,552
Diastat AcuDialtm	8,833	12,386	21,012	23,458
Cesamet®	9,678	6,859	19,674	12,770
Librax®	3,832	4,455	7,414	8,122
Other Neurology	30,797	28,670	53,792	53,446

Total Neurology	65,894	66,384	126,177	122,348

Dermatology
Efudix/Efudex®	11,972	17,515	35,166	29,992
Kinerase®	5,849	8,133	11,459	16,511
Other Dermatology	15,068	16,977	28,304	31,644

Total Dermatology	32,889	42,625	74,929	78,147

Other therapeutic classes
Bisocard	7,258	5,575	14,083	10,269
Bedoyectatm	9,604	12,237	13,591	16,798
Solcoseryl	6,754	8,448	13,039	13,795
Virazole®	3,361	3,045	8,857	8,564
Other products	66,198	63,273	123,195	119,599

Total other therapeutic classes	93,175	92,578	172,765	169,025

Total product sales	$191,958	$201,587	$373,871	$369,520

During the three and six months ended June 30, 2008 and 2007 one customer, McKesson Corporation, accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates in the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

United States, Canada, and Mexico were $19,550,000 and $49,377,000 in the three and six months ended June 30, 2008, respectively, representing 10% and 13% of our total product sales, respectively.

12.	Alliance Revenue

We report the royalties received from the sale of ribavirin Schering-Plough and Roche separately from our specialty pharmaceuticals product sales revenue. Roche discontinued paying royalties to us in June 2007. In 2007, we began presenting these royalty revenues within a new category of revenues, “alliance revenue.” The following table provides the details of our alliance revenue in the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ribavirin royalty	$14,805	$18,955	$27,528	$36,175
Licensing payment	—	—	—	19,200
Other	—	—	50	50

Total alliance revenue	$14,805	$18,955	$27,578	$55,425

The licensing payment of $19,200,000 was received from Schering-Plough as a payment to us in the licensing of pradefovir. Alliance revenue for the six months ended June 30, 2008 and 2007 also included $50,000 payments from an unrelated third party for a license to certain intellectual property assets.

13.	Subsequent Events

We announced on June 20, 2008 that we would redeem all of the $300,000,000 aggregate principal amount 7.0% Senior Notes due 2011 (7.0% Senior Notes). We completed this redemption on July 21, 2008 by paying $300,000,000 to redeem all of the outstanding principal amount, together with $2,100,000 in accrued interest thereon and $10,500,000 in redemption premium. The redemption premium will be recorded as an expense from extinguishment of debt in the three months ending September 30, 2008. We terminated the interest rate swap agreement related to the 7.0% Senior Notes with a payment of $1,540,000, the fair value of the swap on its termination date. We also released the collateral related to the swap of $4,513,000 with the termination of the swap agreement.

We announced on August 4, 2008 that we had agreed to sell our business operations located in Western Europe, Eastern Europe including Russia, and certain export markets to Meda AB (“Meda”), an international specialty pharmaceutical company located in Stockholm, Sweden. Under the terms of the agreement, Meda will pay $392 million in cash for the Valeant subsidiaries in those markets, and the rights to all products and licenses currently marketed by Valeant in the divested region. Excluded from this transaction are Valeant’s Central European operations, defined as the business in Poland, Hungary, Slovakia and Czech Republic. The transaction is subject to customary closing conditions including antitrust review.

On August 7, 2008, we announced we intend to enter into joint ventures with Meda in Australia, Canada and Mexico to develop, market and commercialize certain of Meda’s current and future products.

As of August 6, 2008, we have used a total of $137,191,000 to purchase 8,664,320 shares in the stock repurchase program authorized by our board of directors in June 2007. For more details on this program, see Note 9, Common Stock and Share Compensation.

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

Although historically we have focused most of our efforts on neurology, dermatology, and infectious disease, our prescription products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. In the three months ended June 30, 2008, we discontinued our historical practice of reporting sales of products treating infectious disease as a separate classification of products. Our products are sold through three pharmaceutical segments comprising: North America, International (Latin America and Australia) and EMEA (Europe, Middle East and Africa). In addition, we receive alliance revenue in the form of royalties from the sale of ribavirin by Schering-Plough. We expect that this royalty revenue will decline significantly in 2009 in that royalty payments from Schering-Plough continue for European sales only until the ten-year anniversary of the launch of the product, which varied by country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

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

Prior to the start of the 2008 Strategic Review, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and divested or discontinued certain non-strategic products as a result. We sold our rights to Infergen to Three Rivers Pharmaceuticals, LLC on January 14, 2008. In 2007, we also sold product rights to Reptilase, Solcoseryl in Japan, our opthalmic business in Holland, and certain other products. On March 3, 2008, we sold certain of our subsidiaries and product rights in Asia to Invida Pharmaceutical Holdings Pte. Ltd. in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. On June 5, 2008 we sold our subsidiaries in Argentina and Uruguay.

We announced on August 4, 2008 that we had agreed to sell our business operations located in Western Europe, Eastern Europe including Russia, and certain export markets to Meda AB (“Meda”), an international specialty pharmaceutical company located in Stockholm, Sweden. Under the terms of the agreement, Meda will pay

$392,000,000 in cash for the Valeant subsidiaries in those markets, and the rights to all products and licenses currently marketed by Valeant in the divested region. Excluded from this transaction are Valeant’s Central European operations, defined as the business in Poland, Hungary, Slovakia and Czech Republic. The transaction is subject to customary closing conditions including antitrust review.

Specialty Pharmaceuticals

Product sales from our pharmaceutical segments accounted for 93% of our total revenue from continuing operations for the three and six months ended June 30, 2008, compared with 91% and 87% for the corresponding periods in 2007, and decreased $9,629,000 (5%) and increased $4,351,000 (1%) for the three and six months ended June 30, 2008, respectively, compared with the corresponding periods in 2007.

The 5% decrease in specialty pharmaceutical sales for the three months ended June 30, 2008 was due to a 15% reduction in volume, offset in part by an 8% benefit from currency fluctuations and a 2% price increase. The 1% increase in specialty pharmaceutical sales for the six months ended June 30, 2008 was due to an 8% benefit from currency fluctuations and a 1% price increase, partly offset by a 9% decline in volume. The reported decline in volume in the three months ended June 30, 2008 resulted from a planned reduction of shipments to wholesaler customers in North America of $17,400,000 to reduce the amount of product in the wholesale channel. The decline in revenue is also a result of the divestment of operations in Asia, Argentina and Uruguay. The operations divested in Asia, Argentina and Uruguay contributed revenue of $9,642,000 and $16,761,000 in the three and six months ended June 30, 2007, respectively.

On April 11, 2008, the Food and Drug Administration (FDA) approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (TRO) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008 the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of neurology and infectious disease. Research and development expenses were $22,692,000 and $52,084,000 for the three and six months ended June 30, 2008, compared to $22,737,000 and $43,727,000 for the same periods in 2007, reflecting a decrease of $45,000 (0%) in the three months ended June 30, 2008 and an increase of $8,357,000 (19%) in the six months ended June 30, 2008. The increase in the six-month period resulted from the expenditures for the retigabine clinical development program and retigabine inventory production for validation testing. See the Products in Development section below for further discussion of the retigabine clinical development program.

Alliance Revenues

Alliance revenue for the three months and six months ended June 30, 2008 was $14,805,000 and $27,578,000, compared with $18,955,000 and $55,425,000 for the comparable periods in 2007. Alliance revenue in the three months ended June 30, 2008 and 2007 consisted exclusively of ribavirin royalty revenue. Alliance revenue for the six months ended June 30, 2007 included a $19,200,000 pradefovir licensing payment from Schering-Plough.

Alliance revenue in the six months ended June 30, 2008 and 2007 separate licensing payments of $50,000 from an unrelated third party for a license to certain intellectual property assets.

Ribavirin royalty revenues decreased $4,150,000 (22%) and accounted for 7% of our total revenues from continuing operations for the three months ended June 30, 2008 as compared to 9% in the similar three-month period in 2007. Ribavirin royalty revenues decreased $8,647,000 (24%) and accounted for 7% of our total revenues from continuing operations for the six months ended June 30, 2008 as compared to 9% in the similar six-month period in 2007.

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

Results of Operations

As part of the 2008 Strategic Review, we announced on March 27, 2008 that we would focus on the pharmaceutical markets in the United States, Mexico, Canada, Brazil, and Australia and intend to stop organizing our company by geographic regions. In the three and six months ended June 30, 2008, however, we were still operating in our three reportable pharmaceutical segments, comprising pharmaceuticals operations in North America, International, and Europe, Middle East, and Africa. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. For additional financial information by business segment, see Note 11 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

The following tables compare 2008 and 2007 revenues by reportable segments and operating expenses for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$54,706	$68,610	$(13,904)	(20)%
International	45,662	55,829	(10,167)	(18)%
EMEA	91,590	77,148	14,442	19%

Total specialty pharmaceuticals	191,958	201,587	(9,629)	(5)%
Alliance revenues (including ribavirin royalties)	14,805	18,955	(4,150)	(22)%

Total revenues	206,763	220,542	(13,779)	(6)%

Costs and Expenses
Cost of goods sold (excluding amortization)	69,479	57,614	11,865	21%
Selling expenses	59,606	67,645	(8,039)	(12)%
General and administrative expenses	41,482	28,743	12,739	44%
Research and development costs	22,692	22,737	(45)	0%
Restructuring charges, asset impairments and dispositions	17,583	6,337	11,246	NM
Amortization expense	18,112	18,666	(554)	(3)%

Operating income (loss)	$(22,191)	$18,800	$(40,991)	NM

Gross profit on product sales (excluding amortization)	$122,479	$143,973	$(21,494)	(15)%

Gross margin, excluding amortization	64%	71%

Gross profit on product sales (net of amortization)	$106,730	$128,393	$(21,663)	(17)%

Gross margin, net of amortization	56%	64%

	Six Months Ended
	June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change

Revenues
Specialty pharmaceuticals
North America	$126,982	$131,209	$(4,227)	(3)%
International	74,813	91,104	(16,291)	(18)%
EMEA	172,076	147,207	24,869	17%

Total specialty pharmaceuticals	373,871	369,520	4,351	1%
Alliance revenues (including ribavirin royalties)	27,578	55,425	(27,847)	(50)%

Total revenues	401,449	424,945	(23,496)	(6)%

Costs and Expenses
Cost of goods sold (excluding amortization)	124,369	104,515	19,854	19%
Selling expenses	123,396	126,085	(2,689)	(2)%
General and administrative expenses	67,588	54,858	12,730	23%
Research and development costs	52,084	43,727	8,357	19%
Restructuring, asset impairments and dispositions	4,919	13,575	(8,656)	NM
Amortization expense	36,178	36,147	31	0%

Operating income (loss)	$(7,085)	$46,038	$(53,123)	NM

Gross profit on product sales (excluding amortization)	$249,502	$265,005	$(15,503)	(6)%

Gross margin, excluding amortization	67%	72%

Gross profit on product sales (net of amortization)	$218,051	$235,029	$(16,978)	(7)%

Gross margin, net of amortization	58%	64%

NM — Not Meaningful

In the North America pharmaceuticals segment, revenues for the three months ended June 30, 2008 were $54,706,000, compared to $68,610,000 for the same period in 2007, representing a decrease of $13,904,000 (20%). Revenues for the six months ended June 30, 2008 were $126,982,000 compared to $131,209,000 for 2007, a decrease of $4,227,000 (3%). The reported decline in volume in the three months ended June 30, 2008 principally resulted from a planned reduction of shipments to wholesaler customers of $17,400,000 to reduce the amount of product in the wholesale channel. The volume reduction in the three-month period included reductions in most products sold in North America, including Efudex, Diastat and Kinerase, partly offset by increases in sales of Cesamet. The volume reduction in the six-month period included reductions in Kinerase, Diastat AcuDial and other products, offset in part by increases in Cesamet and Efudex. The reported increases in Cesamet sales were exclusively in Canada. Product sales in the North America region were 28% and 34% of total product sales in the three and six months ended June 30, 2008, respectively, compared to 34% and 36% of total product sales for the same periods in 2007. In the three-month period ended June 30, 2008, the 20% decrease in North America pharmaceuticals sales resulted from a 26% reduction in volume, offset in part by a 4% price increase and a 2% benefit from the appreciation of the Canadian dollar. In the six-month period ended June 30, 2008, the 3% decrease in sales resulted from a 10% decrease in volume, partly offset by a 5% price increase and a 2% benefit from the appreciation of the Canadian dollar. The increased strength of the Canadian dollar relative to the U.S. dollar contributed $1,168,000 and $3,117,000 in the three months and six months ended June 30, 2008, respectively.

In the International pharmaceuticals segment, revenues for the three months ended June 30, 2008 were $45,662,000 compared to $55,829,000 for 2007, a decrease of $10,167,000 (18%). The decline in the International segment relates to our sale of certain subsidiaries and business operations in Asia to Invida on March 3, 2008 and our sale of our subsidiaries in Argentina and Uruguay on June 5, 2008. The reported decline in volume in the three months ended June 30, 2008 resulted in part from a planned reduction of shipments to wholesaler customers in Mexico to reduce the amount of product in the wholesale channel. Revenues for the six months ended June 30, 2008 were $74,813,000 compared to $91,104,000 in the six months ended June 30, 2007, representing a decrease of $16,291,000 (18%). In the three-month period ended June 30, 2008, the 18% decrease in the International pharmaceuticals sales resulted from a 25% decrease in volume, offset by a 5% benefit from currency fluctuations and a 2% price increase. In the six-month period ended June 30, 2008, the 18% decrease in sales resulted from a 23% decrease in volume, offset by a 5% benefit from currency and a negligible price increase.

In the EMEA pharmaceuticals segment, revenues for the three months ended June 30, 2008 were $91,590,000, compared to $77,148,000 for the same period in 2007, an increase of $14,442,000 (19%). Revenues for the six months ended June 30, 2008 were $172,076,000 compared to $147,207,000 for 2007, an increase of $24,869,000 (17%). The appreciation of foreign currencies relative to the U.S. Dollar contributed $12,569,000 and $22,911,000 to the reported increase in sales revenue in the three and six months ended June 30, 2008, respectively. Much of the reported growth was in Central and Eastern Europe. In the three-month period ended June 30, 2008, the 19% increase in EMEA sales resulted from a 17% benefit from currency and a 3% increase in volume, offset by a 1% decrease in prices. In the six-month period ended June 30, 2008, the 17% increase in sales resulted from a 16% benefit from currency and a 2% increase in volume, offset by a 1% aggregate decrease in price.

Gross Profit Margin:  Gross profit margin on product sales, net of specialty pharmaceutical product amortization, was 56% and 58% for the three and six months ended June 30, 2008, respectively, compared with 64% for the three and six months ended June 30, 2007. The specialty pharmaceutical product amortization included in this calculation of gross margin excluded the amortization of the ribavirin intangible. The specialty pharmaceutical product amortization was $15,749,000 and $31,451,000 for the three and six months ended June 30, 2008, respectively, compared with $15,580,000 and $29,976,000 for the corresponding periods in 2007, respectively.

Gross profit margin on product sales (excluding specialty pharmaceutical product amortization) was 64% and 67% for the three and six months ended June 30, 2008, compared with 71% and 72% for the three months and six months ended June 30, 2007, respectively.

In the three and six months ended June 30, 2008, we recorded inventory obsolescence charges of $15,029,000 and $22,351,000, resulting primarily from decisions to cease promotion or discontinue certain products, discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in costs of goods sold, in accordance with EITF 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

Declining gross margins in the three and six months ended June 30, 2008 were offset in part by the reduction in costs of goods sold related to a $778,000 credit from our historical underestimation of stock option forfeitures and a $214,000 credit related to the stock option forfeitures recognized in the three months ended June 30, 2008.

Selling Expenses:  Selling expenses were $59,606,000 and $123,396,000 for the three and six months ended June 30, 2008, respectively, compared to $67,645,000 and $126,085,000 for the same periods in 2007, resulting in decreases of $8,039,000 (12%) and $2,689,000 (2%), respectively. As a percent of product sales, selling expenses were 31% and 33% in the three and six months ended June 30, 2008, respectively, compared to 34% for the three and six months ended June 30, 2007. The decrease in selling expenses for the three and six months ended June 30, 2008 primarily reflects savings from our restructuring initiatives. Selling expenses in the three and six months ended June 30, 2008 were also offset in part by the $1,068,000 credit related to our historical underestimation of stock option forfeitures and the $802,000 credit related to stock option forfeitures recognized in the three months ended June 30, 2008.

General and Administrative Expenses:  General and administrative expenses were $41,482,000 and $67,588,000 for the three and six months ended June 30, 2008, respectively, compared to $28,743,000 and $54,858,000 for the same periods in 2007, resulting in an increase of $12,739,000 (44%) in the three-month period and an increase of $12,730,000 (23%) in the six-month period. The increase in the three and six months ended June 30, 2008 relates to the charges for the settlement of the Alfa Wasserman case of $9,030,000, the recognition of an other-than-temporary impairment of $3,233,000 in an investment in a publicly traded investment fund, a $2,954,000 reversal of a tax benefit in Mexico and an expense of $800,000 we recorded in the Spear

Pharmaceuticals ANDA matter, offset in part by a $3,022,000 credit related to stock-based compensation forfeitures. This $3,022,000 credit is primarily due to a reduction of $793,000 in expenses related to forfeitures which occurred in 2006, 2007 and the first quarter of 2008 and a $1,979,000 reduction in expenses related to forfeitures which occurred in the three months ended June 30, 2008. As a percent of product sales, general and administrative expenses were 22% and 18% for the three and six months ended June 30, 2008, respectively, compared to 14% and 15% for the same periods in 2007, respectively.

Research and Development:  Research and development expenses were $22,692,000 and $52,084,000 for the three and six months ended June 30, 2008, compared to $22,737,000 and $43,727,000 for the same periods in 2007, reflecting a decrease of $45,000 (0%) in the three months ended June 30, 2008 and an increase of $8,357,000 (19%) in the six months ended June 30, 2008. The increase in the six-month period resulted from the expenditures for the retigabine clinical development program and retigabine inventory production for validation testing. See the Products in Development section below for further discussion of the retigabine clinical development program. Research and development expenses in the three and six months ended June 30, 2008 were also offset in part by a $1,231,000 credit related to our historical underestimation of stock option forfeitures and a $53,000 credit related to stock option forfeitures recognized in the three months ended June 30, 2008.

Restructuring Charges:

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. As announced on March 27, 2008, we have completed this strategic review and announced a strategic plan which includes a restructuring program (the “2008 Restructuring”). The 2008 Restructuring is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Mexico, Canada, Brazil and Australia. We are pursuing plans to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets or other strategic alternatives, to seek partners for taribavirin and retigabine and to make selective acquisitions.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain Valeant subsidiaries and product rights in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with SFAS 144. During the three months ended March 31, 2008, we received initial proceeds of $37,855,000 and recorded a gain of $36,922,000 in this transaction. During the three months ended June 30, 2008 we recorded $257,000 of additional closing costs and $760,000 of net asset adjustments resulting in a reduced gain of $35,905,000 on the transaction. We expect to receive additional proceeds in 2008 of approximately $4,825,000 subject to net asset settlement provisions in the agreement.

As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. In the three months ended March 31, 2008, we recorded an impairment charge of $7,852,000 related to this anticipated sale. We sold these subsidiaries on June 5, 2008 and recorded a loss on the sale of $2,926,000.

The net restructuring, asset impairments and dispositions charge of $17,583,000 in the three months ended June 30, 2008 included the $257,000 of additional closing costs and $760,000 of net asset adjustments recorded as reductions of the gain originally recorded in the three months ended March 31, 2008 in the Invida transaction, $6,497,000 of severance charges for a total of 134 affected employees, professional service fees and other cash costs of $6,649,000, a $494,000 impairment charge related to certain fixed assets in Mexico and the $2,926,000 loss on the sale of our subsidiaries in Argentina and Uruguay. The net restructuring, asset impairments and dispositions charge of $4,919,000 in the six months ended June 30, 2008 included $13,239,000 of employee severance costs for a total of 151 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico, Brazil and Europe, professional service fees and other cash costs of $11,535,000, a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4,778,000, abandoned software costs of $189,000, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8,346,000, and the loss of $2,926,000 in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35,905,000 in the transaction with Invida.

The $17,583,000 restructuring charges for the three months ended June 30, 2008 represent charges of $21,790,000 and $733,000 in the Corporate division and the EMEA segment, respectively, offset by the gain of $4,940,000 in the International segment. The $4,919,000 restructuring charges for the six months ended June 30, 2008 represent charges of $26,017,000 and $2,213,000 in the Corporate division and the International segment, respectively, offset in part by gains of $11,807,000 and $11,504,000 in the North America and EMEA segments, respectively. The gains relate to the ownership of assets sold in the transaction with Invida.

The following table summarizes the restructuring costs recorded in the three and six months ended June 30, 2008 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

2008 Restructuring Program
Cash-related charges:
Employee severances (151 employees, cumulatively)	$6,497	$13,239
Professional services and other cash costs	6,649	11,535

Subtotal: cash charges	13,146	24,774
Stock compensation	—	4,778
Impairment of long-lived assets	494	8,346
Loss on sale of long-lived assets	2,926	2,926

Subtotal: non-cash charges	3,420	16,050

Subtotal: restructuring expenses	16,566	40,824

Gain on Invida transaction	1,017	(35,905)

Total: Restructurings, asset impairments and dispositions	$17,583	$4,919

In the three and six months ended June 30, 2008, we recorded inventory obsolescence charges of $15,029,000 and $22,351,000, resulting primarily from decisions to cease promotion or discontinue certain products, discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in costs of goods sold, in accordance with EITF 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

As of the date of filing of this quarterly report on Form 10-Q, we are not able to estimate the total restructuring charges that will occur in the 2008 Restructuring.

2006 Restructuring

In April 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late stage projects in development. The restructuring program was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006 we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

In the three and six months ended June 30, 2007, we recorded charges of $6,337,000 and $13,575,000 related to the 2006 Restructuring, respectively. Severance charges recorded in the three and six months ended June 30, 2007 for employees whose positions were eliminated in the restructuring totaled $1,350,000 and $5,130,000, respectively.

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

The following table summarizes the restructuring costs recorded in the three and six months ended June 30, 2007 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

2006 Restructuring Program
Employee severances (490 employees, cumulatively)	$1,350	$5,130
Contract cancellation and other cash costs	1,034	3,115

Subtotal: cash charges	2,384	8,245
Abandoned software and other capital assets	—	—
Write-off of accumulated foreign currency translation adjustments	2,891	2,891
Impairment of manufacturing and research facilities	1,062	2,439

Subtotal: non-cash charges	3,953	5,330

Total:	$6,337	$13,575

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. The $3,432,000 restructuring accrual for the 2006 Restructuring, accrued as of June 30, 2008, relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former sites in Basel, Switzerland and Puerto Rico. These payment obligations last until June 30, 2009. The $12,513,000 restructuring accrual for the 2008 Restructuring, accrued as of June 30, 2008, relates to severance, professional service fees and other obligations and is expected to be paid primarily during the remainder of 2008. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, March 31, 2008	$3,766
Charges to earnings	—
Cash paid	(334)

Restructuring accrual, June 30, 2008	$3,432

2008 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, March 31, 2008	$13,223
Charges to earnings	13,146
Cash paid	(13,856)

Restructuring accrual, June 30, 2008	$12,513

Amortization:  Amortization expense was $18,112,000 and $36,178,000 for the three and six months ended June 30, 2008, respectively, compared to $18,666,000 and $36,147,000 for the same periods in 2007, resulting in a decrease of $554,000 (3%) and an increase of $31,000 (0%), respectively. The decrease is the result of the declining amortization of the rights to the ribavirin royalty intangible, which has been amortized using an accelerated method and will be fully amortized in September 2008.

Other Income (expense), Net, Including Translation and Exchange:  Other income (expense), net, including translation and exchange was expense of $137,000 and $3,389,000 for the three and six months ended June 30, 2008, respectively, compared to income of $1,682,000 and $2,818,000 for the same periods in 2007. These declines resulted primarily from the depreciation of the U.S. Dollar relative to the Euro and other foreign currencies.

Interest Expense, net:  Interest expense net of interest income decreased $1,838,000 and $3,506,000 during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily as a result of higher interest income resulting from higher cash and investment securities balances.

Income Taxes:  The tax provisions in the three months ended June 30, 2008 and 2007 relate to the profits of our foreign operations, foreign withholding taxes, penalties and interest associated with U.S. liabilities and state and local taxes in the U.S. In addition, during the second quarter of 2008 we reversed our APB 23 representation with respect to unrepatriated foreign earnings and are required to provide U.S. tax on these earnings. As of June 30, 2008 a deferred tax liability equal to $97,075,000 was established to provide for taxes on these earnings. Setting up the deferred tax liability has allowed us to benefit 2008 U.S. losses, release $67,256,000 of U.S. valuation allowance, which includes the recognition of $19,876,000 of U.S. uncertain tax benefits which were settled as of June 30, 2008. At this time, there is insufficient objective evidence as to the timing and amount of future US taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax credits.

Loss from Discontinued Operations, Net of Taxes:  The results from discontinued operations relate primarily to our Infergen operations.

Liquidity and Capital Resources

We announced on June 20, 2008 that we would redeem all of the $300,000,000 aggregate principal amount 7.0% Senior Notes due 2011 (7.0% Senior Notes). We completed this redemption on July 21, 2008 with a $300,000,000 payment to redeem the 7.0% Senior Notes and $10,500,000 paid as a redemption premium which will be recorded as an expense from extinguishment of debt in the three months ending September 30, 2008. We terminated the interest rate swap agreement with respect to the 7.0% Senior Notes upon their redemption. This swap agreement was terminated for $1,540,000, the fair value of the swap as of the termination date . We also released the collateral related to the swap of $4,513,000 with the termination of the swap agreement.

Cash and cash equivalents and marketable securities totaled $549,984,000 at June 30, 2008 compared to $361,487,000 at December 31, 2007. The increase of $188,497,000 resulted in part from the receipt of $70,800,000 from Three Rivers Pharmaceuticals, LLC as the initial payment for our Infergen rights, $37,855,000 received from Invida for the sale of certain of our businesses in Asia, and cash flow from operations. Working capital (excluding assets held for sale and assets of discontinued operations) was $608,134,000 at June 30, 2008 compared to $522,764,000 at December 31, 2007. The increase in working capital of $85,370,000 primarily resulted from the increase in cash and marketable securities, offset in part by a decrease in accounts receivable and income taxes receivable and an increase in income taxes payable and trade payables and accrued liabilities.

Cash provided by operating activities in continuing operations is expected to be a sufficient source of funds for operations in 2008. During the six months ended June 30, 2008, cash provided by operating activities in continuing operations totaled $65,169,000 compared to $62,072,000 in the same period in 2007, representing an increase of $3,097,000. The cash provided by operating activities in continuing operations was a result of the reduction in accounts receivable and the increase in income taxes payable, trade payables and accrued liabilities, offset in part by an increase in inventories. The cash provided by operating activities in continuing operations for the six months ended June 30, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough and $6,000,000 from the Republic of Serbia.

Cash provided by investing activities in continuing operations was $16,917,000 for the six months ended June 30, 2008 compared to $14,171,000 for the same period in 2007, representing an increase of $2,746,000. The cash provided by investing activities in continuing operations for the six months ended June 30, 2008 included the net proceeds of $48,575,000 we received in aggregate from the Invida transaction and the sale of Argentina and Uruguay, offset in part by the net purchase of investments of $22,268,000 and capital expenditures of $8,254,000. Cash provided by investing activities in discontinued operations consisted of the $70,800,000 of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals LLC. In 2007, cash provided by investing activities in continuing operations was $14,171,000 and included $36,758,000 from the sale of our former Costa Mesa headquarters and research facility, $29,500,000 from the sale of manufacturing facilities in Puerto Rico and Switzerland and $1,686,000 for the sale of an ophthalmics business in Europe, offset in part by cash used for product acquisitions of $35,287,000, capital expenditures of $15,332,000 and a net purchase of investments of $1,978,000.

Cash provided by financing activities in continuing operations was $554,000 in the six months ended June 30, 2008 and principally consisted of the proceeds from stock option exercises and employee stock purchases of $7,867,000, offset by the purchase of treasury stock of $6,819,000. Cash used in financing activities in continuing operations was $24,974,000 in the six months ended June 30, 2007 and principally consisted of the purchase of treasury stock of $27,507,000 and payment of debt and notes payable of $8,970,000, offset in part by proceeds from stock option exercises and employee stock purchases of $10,251,000. We did not pay dividends on common stock in the six months ended June 30, 2008 and 2007.

We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through June 30, 2009, and to provide cash needed to fund capital expenditures and our clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. We fund our operating cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances, cash flow from operations, and cash provided by investing activities. As announced in our 2008 Restructuring, we intend to sell parts of our company and partner elements of our pipeline. We expect to use the proceeds to invest in an appropriate mix of internal investment, share repurchases, acquisitions and debt reductions.

We did not pay dividends for either the first six months of 2008 or 2007. Our board of directors will continue to review our dividend policy. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions, including covenants and other factors. The contractual limitations on our ability to pay dividends under the terms of the indenture governing our 7% senior notes due 2011 ceased with the redemption of these notes on July 21, 2008.

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

Following a Special Protocol Assessment by the FDA, two Phase III trials of retigabine were initiated in 2005. One Phase III trial (RESTORE 1; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset

Epilepsy) was conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase III trial (RESTORE 2) was conducted at approximately 70 sites, mainly in Europe.

We announced clinical data results for RESTORE 1 on February 12, 2008. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs (“AEDs”). Retigabine demonstrated statistically significant (p < 0.001) results on the primary efficacy endpoints important for regulatory review by both the FDA and the European Medicines Evaluation Agency (“EMEA”).

The intent-to-treat (“ITT”) median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 44.3% (n=151) and 17.5% (n=150) for the retigabine arm and placebo arm of the trial, respectively. The responder rate, defined as ≥ a 50% reduction in 28-day total partial seizure frequency during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 55.5% (n=119) and 22.6% (n=137) for the retigabine arm and the placebo arm of the trial, respectively.

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

We announced clinical data results for RESTORE 2 on May 13, 2008. This announcement included the following summary efficacy data:

SUMMARY EFFICACY DATA

	Placebo	RTG 600 mg	RTG 900 mg

Median reduction in 28-day total partial seizure frequency* (ITT)	15.9%	27.9%†	39.9%†
	n=179	n=181	n=178
Median reduction in 28-day total partial seizure frequency during Maintenance Phase	17.4%	35.3%†	44.3%†
	n=164	n=158	n=149
Responder Rate‡ (ITT)	17.3%	31.5%†	39.3%†
	n=179	n=181	n=178
Responder Rate during Maintenance Phase**	18.9%	38.6%†	47.0%†
	n=164	n=158	n=149

ITT population defined as all subjects taking at least 1 dose of study medication

*	FDA endpoint

**	Endpoint per EU Committee for Human Medicinal Products (CHMP)

†	p <0.01 compared to placebo

‡	Responder Rate defined as ≥ 50% reduction in 28-day total partial seizure frequency

During RESTORE 2, 14.4% and 25.8% of patients in the retigabine 600 mg and 900 mg arms, respectively, and 7.8% of patients in the placebo arm withdrew due to adverse events. As expected, the most common side effects associated with retigabine in RESTORE 2 included dizziness, somnolence, and fatigue and were generally seen at much lower rates than at a 1200 mg dose in the RESTORE 1 trial. We plan to present comprehensive efficacy and safety results from RESTORE 2 at upcoming scientific meetings in the United States and the European Union.

Assuming timely regulatory submission and approval, we hope to launch retigabine in the first market by the end of 2009. We are seeking a partner to share the investment and risk in the development of retigabine. A number of standard supportive Phase I trials necessary for successful registration of retigabine started in 2007. In March 2007 we initiated development of a modified release formulation of retigabine. In addition, in November 2007 we began enrolling patients into a randomized, double-blind, placebo-controlled phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. We anticipate completing enrollment at the end of 2008.

External research and development expenses for retigabine for the three and six months ended June 30, 2008 were $12,629,000 and $28,620,000, compared with $11,163,000 and $20,204,000 for the corresponding periods in 2007.

Our rights to retigabine are subject to the Asset Purchase Agreement between Meda Pharma Gmbh & Co KG (as successor to Viatris Gmbh & Co KG) and Xcel Pharmaceuticals, Inc. by which Xcel acquired the rights to retigabine. The provisions of that agreement require milestone payments of $8,000,000 upon acceptance of filing of the NDA and $6,000,000 upon approval of the NDA. In addition, earn out payments are due to Meda on sales of retigabine. Depending on the geographic market and the presence or absence of competitive products containing retigabine, royalty rates vary but are in all cases less than 10%. We are actively looking for a partner to help us continue the development and commercialization of retigabine. In the event that we enter into arrangements whereby we receive milestone or other payments from partners regarding retigabine, we may also be liable to Meda for as much as $5,250,000.

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

The Phase IIb study is a U.S. multi-center, randomized, parallel, open-label study in 278 treatment naïve, genotype 1 patients evaluating taribavirin at 20 mg/kg, 25 mg/kg, and 30 mg/kg per day in combination with pegylated interferon alfa-2b. The control group is being administered weight-based dosed ribavirin (800/1,000/1,200/1,400 mg daily) and pegylated interferon alfa-2b. Overall treatment duration will be 48 weeks with a post-treatment follow-up period of 24 weeks. The primary endpoints for this study are viral load reduction at treatment week 12 and anemia rates throughout the study.

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

Valeant intends to present treatment week 24 results from its phase II b study evaluating weight-based dosing with taribavirin vs. weight-based ribavirin (both in combination with Peginterferon alfa-2b in naïve, chronic hepatitis C, genotype 1 patients) at a medical meeting towards the end of the year. While the treatment week 24 data continues to support our belief that weight based dosing of taribavirin is a key component in the program, no new information will be disclosed until after this presentation.

The timeline and path to regulatory approval of taribavirin remains uncertain at this time. We are using the Phase IIB data to explore options for potential partnering. For the three and six months ended June 30, 2008, external research and development expenses for taribavirin were $2,349,000 and $5,095,000, compared with $1,935,000 and $3,522,000 for the comparable periods in 2007.

Other Development Activities

Diastat Intranasal:  Our product Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. In order to improve the convenience of this product, we have initiated the development of an intranasal delivery of diazepam. Our external research and development expenses for Diastat Intranasal were $1,094,000 and $2,419,000 for the three and six months ended June 30, 2008, respectively, compared with $297,000 and $343,000 for the comparable periods in 2007, respectively.

Foreign Operations

Approximately 75% of our revenues from continuing operations, which includes royalties, for the six months ended June 30, 2008 and 2007, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

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

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceuticals International for the three and six months ended June 30, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 11, 2008, appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

•	The results from the initial 12 weeks of our Phase IIb study for taribavirin may not be predictive of the final results of the Phase IIb study or of any subsequent clinical trial necessary for approval of taribavirin. Thus we give no assurance that taribavirin will ultimately meet its clinical efficacy or safety endpoints, that we will conduct additional trials necessary for approval of taribavirin or that, if we conduct such additional trials, the results will lead to approval of taribavirin by the FDA or similar authority or any foreign government.

•	We have identified a material weakness in our internal control over financial reporting that could adversely affect our stock price and ability to prepare complete and accurate financial statements in a timely manner.

•	We are involved in several legal proceedings, including the current SEC investigation and those other proceedings described in Note 10 to notes to consolidated condensed financial statements, any of which could result in substantial cost and divert management’s attention and resources.

•	We may have to withdraw those products that cause, or are alleged to cause, serious or widespread personal injury from the market and/or incur significant costs, including payment of substantial sums in damages.

•	Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our prior restructuring plan was, and the restructuring plan resulting from our 2008 Strategic Review is, intended to improve operational efficiencies and our competitiveness. If we are unable to realize the benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. At June 30, 2008 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At June 30, 2008, the fair values of our financial instruments were as follows (in thousands):

		Assets (Liabilities)
	Notional/Contract	Carrying	Fair
Description	Amount	Value	Value

Undesignated hedges	$29,165	$309	$309
Net investment hedges	$59,534	$(2,726)	$(2,726)
Cash flow hedges	$6,629	$(290)	$(290)
Interest rate swap	$150,000	$(312)	$(312)
Outstanding fixed-rate debt	$780,000	$(780,000)	$(743,495)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our second quarter 2008 pretax earnings. We had $780,000,000 of fixed rate debt as of June 30, 2008 that required U.S. dollar repayment. We completed the redemption of all of our $300,000,000 aggregate principal amount 7.0% Senior Notes due 2011 (7.0% Senior Notes) on July 21, 2008. To the extent that we access foreign earnings, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $17,500,000 as of June 30, 2008. On July 21, 2008 we terminated the interest rate swap agreement.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is of necessity required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of June 30, 2008, management determined that we had an unremediated material weakness in internal control over financial reporting identified in the preparation of our annual report on Form 10-K for the year ended December 31, 2007. We did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

In addition, we have completed a comprehensive strategic review and announced a strategic plan. As announced on March 27, 2008, this strategic plan is expected to involve a significant reduction in our geographic footprint and product focus, which will have the effect of reducing the number of foreign locations where remediation actions are required. We announced on August 4, 2008 that we had agreed to sell our business operations located in Western Europe, Eastern Europe including Russia, and certain export markets to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. In June 2008, our board of directors increased the authorization to $300 million, over the original 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. The total number of shares repurchased pursuant to this program was 6,902,679 as of June 30, 2008. We have used $106,377,000 to repurchase these shares. In addition, as of June 30, 2008, we have sold 259,399 treasury shares to certain executives pursuant to executive employment agreements.

Set forth below is the information regarding shares repurchased under the stock repurchase program during the three months ended June 30, 2008:

			Total Number
			of Shares
			Purchased as	Approximate Dollar Value
	Total Number of	Average Price	Part of Publicly	of Shares that May Yet Be
Period	Shares Purchased	Paid per Share	Announced Plan	Purchased under the Plan
				(In thousands)

4/1/08 — 4/30/08	—	—	6,490,690	$100,443
5/1/08 — 5/31/08	—	—	6,490,690	$100,443
6/1/08 — 6/30/08	411,989	$16.53	6,902,679	$193,623

Item 4.	Submission of Matters to a Vote of Security Holders

At our 2008 Annual Meeting of Stockholders held on May 20, 2008 (the “Annual Meeting”), our stockholders elected Richard H. Koppes and G. Mason Morfit as directors to serve until our 2011 annual meeting of stockholders or until such director’s respective successor is elected and qualified. The term of office for the following directors whose terms expire at our 2009 annual meeting continued after the Annual Meeting: Robert A. Ingram, Lawrence N. Kugelman and Theo Melas-Kyriazi. The term of office for the following directors whose terms expire at our 2010 annual meeting continued after the Annual Meeting: Norma Ann Provencio and J. Michael Pearson.

At the Annual Meeting, our stockholders approved an amendment to the 2006 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the 2006 Equity Incentive Plan by 4,840,000. In addition, at the Annual Meeting, our stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008.

Voting at the Annual Meeting was as follows:

	Votes Cast	Votes Cast	Votes	Votes
Matter	For	Against	Withheld	Abstain

Election of Richard H. Koppes	78,661,811		3,411,041
Election of G. Mason Morfit	79,518,411		2,554,441
Approval of An Amendment To Our 2006 Equity Incentive Plan to Increase The Share Reserve By 4,840,000 Shares	71,493,427	4,168,034		21,921
Ratification of Appointment of PricewaterhouseCoopers LLP	81,413,032	609,839		49,981

Item 6.	Exhibits

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
4.1	Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: August 11, 2008

/s/
Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2008

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3	Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
4.1	Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.