Form 10-Q
period 2008-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2008-11-10
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of November 3, 2008 was 81,497,493.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$521,263	$287,728
Marketable securities	49,749	51,292
Accounts receivable, net	121,161	147,863
Inventories, net	73,478	80,150
Assets held for sale and assets of discontinued operations	—	326,270
Prepaid expenses and other current assets	14,518	19,119
Current deferred tax assets, net	16,811	13,092
Income taxes	15,350	25,684

Total current assets	812,330	951,198
Property, plant and equipment, net	103,279	109,991
Deferred tax assets, net	35,927	58,887
Goodwill	76,798	80,346
Intangible assets, net	214,761	260,802
Other assets	32,032	33,038

Total non-current assets	462,797	543,064

	$1,275,127	$1,494,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$55,732	$34,385
Accrued liabilities	132,817	118,834
Notes payable and current portion of long-term debt	586	1,655
Income taxes payable	20,532	276
Current deferred tax liabilities, net	2,326	2,252
Liabilities held for sale and liabilities of discontinued operations	—	50,358
Current liabilities for uncertain tax positions	445	616

Total current liabilities	212,438	208,376
Long-term debt, less current portion	481,060	782,552
Deferred tax liabilities, net	215	4,878
Liabilities for uncertain tax positions	54,739	68,749
Other liabilities	27,323	15,604

Total non-current liabilities	563,337	871,783

Total liabilities	775,775	1,080,159

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 85,873 (September 30, 2008) and 89,286 (December 31, 2007) shares outstanding (after deducting shares in treasury of 12,236 as of September 30, 2008 and 7,585 as of December 31, 2007)	859	893
Additional capital	1,134,279	1,192,559
Accumulated deficit	(718,025)	(859,559)
Accumulated other comprehensive income	82,239	80,210

Total stockholders’ equity	499,352	414,103

	$1,275,127	$1,494,262

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited, in thousands, except per share data)

Revenues:
Product sales	$153,181	$150,181	$431,142	$431,060
Alliance revenue (including ribavirin royalties)	15,243	14,078	42,821	69,503

Total revenues	168,424	164,259	473,963	500,563

Costs and expenses:
Cost of goods sold (excluding amortization)	42,698	41,848	126,327	113,084
Selling expenses	45,343	46,950	134,040	142,892
General and administrative expenses	26,114	26,534	77,629	77,631
Research and development costs	23,239	24,865	75,100	68,528
Restructuring, asset impairments and dispositions	3,527	—	4,294	18,074
Amortization expense	11,488	14,024	37,616	42,547

Total costs and expenses	152,409	154,221	455,006	462,756

Income from operations	16,015	10,038	18,957	37,807
Other income (expense), net including translation and exchange	(1,555)	(887)	(3,384)	2,503
Loss on early extinguishment of debt	(14,882)	—	(14,882)	—
Interest income	3,066	3,545	13,026	12,748
Interest expense	(6,255)	(10,395)	(25,585)	(32,221)

Income (loss) from continuing operations before income taxes and minority interest	(3,611)	2,301	(11,868)	20,837
Provision (benefit) for income taxes	(146)	7,491	33,727	2,311
Minority interest, net	1	1	5	2

Income (loss) from continuing operations	(3,466)	(5,191)	(45,600)	18,524
Income (loss) from discontinued operations	210,154	(6,899)	187,134	(4,377)

Net income (loss)	$206,688	$(12,090)	$141,534	$14,147

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.06)	$(0.51)	$0.20
Income (loss) from discontinued operations	2.39	(0.07)	2.10	(0.05)

Net income (loss) per share	$2.35	$(0.13)	$1.59	$0.15

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.06)	$(0.51)	$0.19
Income (loss) from discontinued operations	2.39	(0.07)	2.10	(0.04)

Net income (loss) per share	$2.35	$(0.13)	$1.59	$0.15

Shares used in per share computation — Basic	87,988	91,889	89,123	93,896

Shares used in per share computation — Diluted	87,988	91,889	89,123	95,003

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited, in thousands)

Net income (loss)	$206,688	$(12,090)	$141,534	$14,147
Other comprehensive income (loss):
Foreign currency translation adjustments	(75,089)	25,257	21	37,307
Unrealized gain (loss) on marketable equity securities	—	(1,088)	1,084	(458)
Unrealized gain (loss) on hedges	2,731	(174)	(1,813)	6,833
Pension liability adjustment	2,576	638	2,737	(1,345)

Comprehensive income	$136,906	$12,543	$143,563	$56,484

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited, in thousands)

Cash flows from operating activities:
Net income	$141,534	$14,147
Income (loss) from discontinued operations	187,134	(4,377)

Income (loss) from continuing operations	(45,600)	18,524
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	51,798	53,924
Provision for losses on accounts receivable and inventory	20,293	5,815
Stock compensation expense	1,341	10,104
Translation and exchange (gains) losses, net	3,384	(2,503)
Impairment charges and other non-cash items	(12,167)	15,151
Deferred income taxes	(22,582)	14,522
Loss on extinguishment of debt	2,842	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	30,723	26,606
Inventories	(17,620)	(608)
Prepaid expenses and other assets	8,859	992
Trade payables and accrued liabilities	(1,935)	(20,545)
Income taxes	36,626	(43,581)
Other liabilities	2,684	119

Cash flow from operating activities in continuing operations	58,646	78,520
Cash flow from operating activities in discontinued operations	9,632	6,467

Net cash provided by operating activities	68,278	84,987

Cash flows from investing activities:
Capital expenditures	(9,456)	(22,368)
Proceeds from sale of assets	728	37,918
Proceeds from sale of businesses	48,575	2,453
Proceeds from investments	151,047	18,598
Purchase of investments	(139,722)	(22,100)
Acquisition of businesses, license rights and product lines	(1,306)	(22,091)

Cash flow from investing activities in continuing operations	49,866	(7,590)
Cash flow from investing activities in discontinued operations	462,418	7,388

Net cash provided by (used in) investing activities	512,284	(202)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(300,712)	(1,545)
Proceeds from capitalized lease financing, long-term debt and notes payable	125	1,716
Stock option exercises and employee stock purchases	18,589	14,517
Purchase of treasury stock	(91,422)	(79,599)

Cash flow from financing activities in continuing operations	(373,420)	(64,911)
Cash flow from financing activities in discontinued operations	(43)	(6,610)

Net cash used in financing activities	(373,463)	(71,521)

Effect of exchange rate changes on cash and cash equivalents	4,799	15,475

Net increase in cash and cash equivalents	211,898	28,739
Cash and cash equivalents at beginning of period	309,365	325,579

Cash and cash equivalents at end of period	521,263	354,318

Cash and cash equivalents classified as part of discontinued operations	—	(31,244)

Cash and cash equivalents of continuing operations	$521,263	$323,074

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The consolidated condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a multinational pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”).

Principles of Consolidation:  The accompanying consolidated condensed financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. All significant intercompany account balances and transactions have been eliminated.

Marketable Securities:  Marketable securities include short-term commercial paper, government agency securities and variable rate demand notes (“VRDNs”) which, at the time of purchase, have maturities of greater than three months. Short-term commercial paper and government agency securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of September 30, 2008 and December 31, 2007, the fair value of these marketable securities approximated cost. VRDNs are categorized as available for sale and are carried at fair value.

Derivative Financial Instruments:  Our accounting policies for derivative instruments are based on whether they meet our criteria for designation as hedging transactions, either as cash flow, net investment or fair value hedges. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and accrued liabilities. Depending on the nature of the hedge, changes in the fair value of the hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Comprehensive Income:  We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, pension funded status and changes in the fair value of derivative financial instruments.

Per Share Information:  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In computing diluted earnings per share, the weighted-average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants and convertible debt; income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

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

Assets Held for Sale:  We have classified certain assets as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). We have reclassified our consolidated condensed balance sheet as of December 31, 2007 to reflect the sale of certain assets and the capital stock of certain subsidiaries in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). As of December 31, 2007, assets and liabilities held for sale included amounts related to our sale of our WEEMEA business to Meda which we completed on September 11, 2008, our sale of certain subsidiaries and assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd which we completed on March 3, 2008, and our sale of our Infergen operations to Three Rivers Pharmaceuticals, LLC which we completed on January 14, 2008.

Discontinued Operations:  We have reclassified our consolidated condensed financial statements for all fiscal periods presented to reflect the sale of the WEEMEA business to Meda. The results of operations and the related financial position for Infergen and the WEEMEA business have been reflected as discontinued operations in our consolidated condensed financial statements in accordance with SFAS 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. For more details regarding our discontinued operations see Note 5, Discontinued Operations.

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

Out of Period Adjustments:  In the third quarter of 2008, we recorded an adjustment related to value-added tax in Mexico that increased general and administrative expenses and reduced income from continuing operations before income taxes by approximately $1,789,000, comprised of approximately $434,000, $408,000 and $947,000 related to 2002, 2003 and 2004, respectively. This correction was to write off unrecoverable value-added tax receivables arising in the years affected. Because this error was not material to any of the prior years’ financial statements, and the impact of correcting this error in the current year is not expected to be material to the full year 2008 financial statements, we recorded the correction of this error in the third quarter of 2008 financial statements.

In the second quarter of 2008, we recorded adjustments related to stock compensation expense and foreign taxes that affected costs of goods sold, selling expenses, research and development expenses, and general and administrative expenses, and that in the aggregate increased income from continuing operations before income taxes by approximately $786,000, comprising an increase of $1,925,000 related to 2007 and 2006 and a decrease of $1,139,000 related to the first quarter of 2008. These corrections were a reversal of stock compensation expense to adjust our historical estimated forfeiture rate for actual forfeitures which occurred in 2006, 2007 and the first quarter of 2008, and a foreign tax error recorded in 2007 and the first quarter of 2008. Correcting the stock compensation error increased income from continuing operations before income taxes by $3,740,000 and correcting the foreign tax error decreased income from continuing operations before income taxes by $2,954,000. Correcting the stock compensation error also increased income from discontinued operations by $130,000. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements, and the impact of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

correcting these errors is not expected to be material to the full year 2008 financial statements, we recorded the correction of these errors in the second quarter of 2008 financial statements.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change the requirements to apply fair value in existing accounting standards. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 became effective for Valeant as of January 1, 2008. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For more details regarding our implementation of SFAS 157, see Note 3, Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS 159 permitted us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. SFAS 159 became effective for Valeant as of January 1, 2008. The implementation of SFAS 159 did not have a material effect on our financial statements as we did not elect the fair value option for any new financial instruments or other assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141(R) expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. When implemented, SFAS 141(R) will require that any reduction to a tax valuation allowance established in purchase accounting that does not qualify as a measurement period adjustment will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill.

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. We do not expect the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

adoption of EITF 07-1 to have a material impact on our accounting for any collaborative arrangements existing as of September 30, 2008 in our consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard becomes effective for Valeant on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. We are currently assessing the impact that SFAS 161 may have on our financial statements.

In April 2008, the FASB issued FASB Statement of Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). FSP FAS 142-3 becomes effective for Valeant on January 1, 2009. We are currently assessing the impact that FSP FAS 142-3 may have on our financial statements.

In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance in FSP APB 14-1 will be applied retrospectively to all periods presented. The implementation of FSP APB 14-1 will materially increase our reported interest expense.

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

Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets such as software systems, the impairment of manufacturing and research facilities, and other associated costs, including legal and professional costs. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period, otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets such as software and the impairment of manufacturing and research facilities. For a further description of the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

accounting for impairment of long-lived assets under SFAS 144, see Note 1, Organization and Summary of Significant Accounting Policies, in our annual report on Form 10-K for the year ended December 31, 2007. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. As announced on March 27, 2008, we have completed this strategic review and announced a strategic plan which includes a restructuring program (the “2008 Restructuring”). The 2008 Restructuring is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe (Poland, Hungary, Czech Republic and Slovakia) and Latin America (Mexico and Brazil). Our restructuring plans include actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets or other strategic alternatives, to seek partners for taribavirin and retigabine and to make selective acquisitions. During the third quarter of 2008, we completed the sale of the WEEMEA business operations to Meda, as discussed in Note 5, Discontinued Operations. In the fourth quarter of 2008, we also completed a worldwide License and Collaboration Agreement with Glaxo Group Limited to develop and commercialize retigabine and completed an Agreement and Plan of Merger with Coria Laboratories Ltd., as discussed in Note 14, Subsequent Events.

On August 4, 2008, we signed an agreement to sell the WEEMEA business to Meda and completed the sale on September 11, 2008. We recorded a gain of $178,506,000 in discontinued operations from the sale of the WEEMEA business, net of charges for professional fees, severance costs and income taxes.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain Valeant subsidiaries and product rights in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with SFAS 144. During the three months ended March 31, 2008, we received initial proceeds of $37,855,000 and recorded a gain of $36,922,000 in this transaction. During the three months ended June 30, 2008 and the three months ended September 30, 2008, we recorded $1,017,000 and $829,000, respectively, of net asset adjustments and additional closing costs resulting in a reduced gain of $35,076,000 on the transaction. We expect to receive additional proceeds of approximately $3,841,000 subject to net asset settlement provisions in the agreement.

As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. In the three months ended March 31, 2008, we recorded an impairment charge of $7,852,000 related to this anticipated sale. We sold these subsidiaries on June 5, 2008 and recorded a loss on the sale of $2,926,000.

The net restructuring, asset impairments and dispositions charge of $3,527,000 in the three months ended September 30, 2008 included the $829,000 of net asset adjustments and additional closing costs recorded as reductions of the gain originally recorded in the three months ended March 31, 2008 in the Invida transaction and $220,000 of severance charges for a total of 16 affected employees. The charge also included $1,511,000 for professional service fees related to the strategic review of our business, $694,000 of contract termination costs and $273,000 of other cash costs.

The net restructuring, asset impairments and dispositions charge of $4,294,000 in the nine months ended September 30, 2008 included $12,290,000 of employee severance costs for a total of 160 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico and Brazil. The charges also included $9,774,000 for professional service fees related to our strategic review of our business, $694,000 of contract termination costs and $562,000 of other cash costs.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4,778,000, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8,346,000, and the loss of $2,926,000 in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35,076,000 in the transaction with Invida.

The following table summarizes the restructuring costs recorded in the three and nine months ended September 30, 2008 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
2008 Restructuring Program	2008	2008

Cash-related charges:
Employee severances (160 employees, cumulatively)	$220	$12,290
Professional services, contract cancellation and other cash costs	2,478	11,030

Subtotal: cash charges	2,698	23,320
Stock compensation	—	4,778
Impairment of long-lived assets	—	8,346
Loss on sale of long-lived assets	—	2,926

Subtotal: non-cash charges	—	16,050

Subtotal: restructuring expenses	2,698	39,370

Gain on Invida transaction	829	(35,076)

Restructurings, asset impairments and dispositions	$3,527	$4,294

In the three and nine months ended September 30, 2008, we recorded inventory obsolescence charges of $2,216,000 and $20,214,000, respectively, resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers and product quality failures. These inventory obsolescence charges were recorded in cost of goods sold, in accordance with EITF Issue No. 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

2006 Restructuring

In April 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the 2006 Restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late-stage projects in development. The 2006 Restructuring was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006, we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

We did not record a restructuring provision in the three months ended September 30, 2007. In the nine months ended September 30, 2007, we recorded charges of $18,074,000 related to the 2006 Restructuring.

The following table summarizes the restructuring costs recorded in the three and nine months ended September 30, 2007 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
2006 Restructuring Program	2007	2007

Employee severances (417 employees, cumulatively)	$—	$3,788
Contract cancellation and other cash costs	—	2,076

Subtotal: cash charges	—	5,864
Write-off of accumulated foreign currency translation adjustments	—	2,891
Impairment of manufacturing and research facilities	—	9,319

Subtotal: non-cash charges	—	12,210

Restructurings, asset impairments and dispositions	$—	$18,074

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. As of September 30, 2008, the restructuring accrual for the 2006 Restructuring was $1,000,000 and relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico. These payment obligations last until June 30, 2009.

As of September 30, 2008, the restructuring accrual for the 2008 Restructuring was $13,243,000 and relates to severance, professional service fees and other obligations and is expected to be paid primarily during the remainder of 2008. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals
Restructuring accrual, June 30, 2008	$1,375
Cash paid	(375)

Restructuring accrual, September 30, 2008	$1,000

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Restructuring accrual, June 30, 2008	$11,799
Charges to earnings in continuing operations	2,698
Charges to earnings in discontinued operations	11,202
Cash paid	(12,456)

Restructuring accrual, September 30, 2008	$13,243

3.	Fair Value Measurements

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

business combination. We are currently assessing the impact SFAS 157 will have on such nonfinancial assets and liabilities. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

Level 3 — Unobservable inputs that are not corroborated by market data.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3

Available-for-sale securities	$44,142	—	—
Undesignated hedges	—	$(213)	—
Net investment derivative contracts	—	$1,592	—
Cash flow derivative contracts	—	$63	—

Available-for-sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Available-for-sale securities at September 30, 2008, include VRDNs classified as marketable securities and an investment in a publicly traded investment fund, which is included in other assets, carried at fair value of $39,676,000 and $4,466,000, respectively. Derivative contracts used as hedges are valued based on observable inputs such as changes in interest rates and currency fluctuations and are classified within Level 2 of the valuation hierarchy.

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

In the nine months ended September 30, 2008, we acquired product rights in Poland for $1,306,000 in cash and $256,000 in other consideration.

In the nine months ended September 30, 2007, we acquired product rights in the United States, Europe and Argentina for aggregate consideration of $26,388,000. In the nine months ended September 30, 2007, (i) in the United States we acquired a paid-up license to Kinetin and Zeatin, the active ingredients of Kinerase, for cash consideration of $21,000,000 and other consideration of $4,170,000; and (ii) we acquired the rights to certain products in Poland and Argentina for $1,218,000.

5.	Discontinued Operations

In the three and nine months ended September 30, 2008 and 2007, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our consolidated condensed financial statements in accordance with SFAS 144 and EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

On August 4, 2008, we entered into an agreement to sell our business operations located in Western and Eastern Europe, Middle East and Africa to Meda and completed the sale on September 11, 2008. Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses currently marketed by Valeant in those divested regions. Excluded from this transaction are Valeant’s Central European operations, defined as the business in Poland, Hungary, Slovakia and the Czech Republic. Under the terms of the agreement, we received initial cash proceeds of $428,432,000, which will be reduced by approximately $11,757,000 based upon the estimated levels of cash, indebtedness and working capital as of the closing date, subject to certain further post-closing adjustments. We recorded a net gain on this sale of $178,506,000 after deducting the carrying value of the net assets sold, transaction-related expenses and income taxes.

In September 2007, we decided to divest our Infergen product rights. We sold these Infergen rights to Three Rivers Pharmaceuticals, LLC on January 14, 2008. We received $70,800,000 as the initial payment for our Infergen product rights, with additional payments due of up to $20,500,000. We recorded a net gain in this transaction of $27,536,000 after deducting the carrying value of the net assets sold from the proceeds received.

The $682,000 credit to general and administrative expense in the nine months ended September 30, 2007 relates to an insurance recovery for damaged Infergen inventory. Other expense of discontinued operations in the nine months ended September 30, 2007 was primarily related to a legal judgment with respect to the discontinued biomedicals business.

Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

WEEMEA Business:
Product sales	$40,856	$42,796	$136,767	$131,436
Costs and expenses:
Cost of goods sold (excluding amortization)	15,640	16,015	56,380	49,295
Selling expenses	13,352	17,448	48,052	47,590
General and administrative expenses	2,734	2,625	18,807	6,386
Research and development costs	142	21	365	85
Restructuring, asset impairments and dispositions	50	—	1,309	(4,499)
Amortization expense	4,322	4,106	14,372	11,730

Total costs and expenses	36,240	40,215	139,285	110,587

Other income	1,983	711	744	209

Income (loss) from discontinued operations, WEEMEA	6,599	3,292	(1,774)	21,058
Infergen:
Product sales	—	8,636	1,000	26,959
Costs and expenses:
Cost of goods sold (excluding amortization)	—	8,365	2,007	14,523
Selling expenses	—	6,586	1,306	19,619
General and administrative expenses	—	679	(682)	1,367
Research and development costs	—	1,279	9,752	5,279
Amortization expense	—	1,650	—	4,950

Total costs and expenses	—	18,559	12,383	45,738

Loss from discontinued operations, Infergen	—	(9,923)	(11,383)	(18,779)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Other discontinued operations:
Other income (expense)	376	—	1,168	—

Consolidated discontinued operations:
Income (loss) from discontinued operations	6,975	(6,631)	(11,989)	2,279

Provision (benefit) for income taxes	(3,479)	218	18,685	6,225

Income (loss) from discontinued operations	10,454	(6,849)	(30,674)	(3,946)

Disposal of discontinued operations, net	199,700	(50)	217,808	(431)

Income (loss) from discontinued operations, net	$210,154	$(6,899)	$187,134	$(4,377)

The assets and liabilities of discontinued operations are stated separately as of September 30, 2008 and December 31, 2007 on the accompanying consolidated condensed balance sheets. The major assets and liabilities categories are as follows (in thousands):

	September 30,	December 31,
	2008	2007

ASSETS
Cash	$—	$21,637
Marketable securities	—	830
Accounts receivable, net	—	43,933
Inventories, net	—	36,078
Prepaid expenses and other current assets	—	2,594
Current deferred tax assets, net	—	(1,273)
Income taxes	—	749
Property, plant and equipment, net	—	6,517
Deferred tax assets, net	—	7,063
Goodwill	—	4,816
Intangible assets, net	—	195,223
Other assets	—	2,305

Assets of discontinued operations	$—	$320,472

LIABILITIES
Trade payables	$—	$14,818
Accrued liabilities	—	22,817
Income taxes	—	7,711
Deferred tax liabilities, net	—	459
Other liabilities	—	2,256

Liabilities of discontinued operations	$—	$48,061

The assets held for sale and assets of discontinued operations as of December 31, 2007 were $326,270,000, which included the assets of the discontinued operations of the WEEMEA business of $260,023,000, $60,449,000 related to assets of the Infergen discontinued operations and $5,798,000 of assets sold to Invida on March 3, 2008.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The liabilities held for sale and liabilities of discontinued operations as of December 31, 2007 were $50,358,000, which included the liabilities of discontinued operations of the WEEMEA business of $46,164,000, $1,897,000 related to the liabilities of the discontinued biomedicals business and $2,297,000 of liabilities sold to Invida on March 3, 2008.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$(3,466)	$(5,191)	$(45,600)	$18,524
Income (loss) from discontinued operations	210,154	(6,899)	187,134	(4,377)

Net income (loss)	$206,688	$(12,090)	$141,534	$14,147

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	87,703	91,705	88,800	93,705
Vested stock equivalents (not issued)	285	184	323	191

Denominator for basic earnings per share	87,988	91,889	89,123	93,896
Denominator for diluted earnings per share:
Employee stock options	—	—	—	1,046
Other dilutive securities	—	—	—	61

Dilutive potential common shares	—	—	—	1,107

Denominator for diluted earnings per share	87,988	91,889	89,123	95,003

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.06)	$(0.51)	$0.20
Income (loss) from discontinued operations	2.39	(0.07)	2.10	(0.05)

Net income (loss) per share	$2.35	$(0.13)	$1.59	$0.15

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.06)	$(0.51)	$0.19
Income (loss) from discontinued operations	2.39	(0.07)	2.10	(0.04)

Net income (loss) per share	$2.35	$(0.13)	$1.59	$0.15

For the three and nine months ended September 30, 2008 and three months ended September 30, 2007, options to purchase 1,393,000, 898,000 and 840,000 weighted average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss from continuing operations and the effect would have been anti-dilutive. For the three months ended September 30, 2008 and 2007, options to purchase 5,041,000 and 8,669,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the nine months ended September 30,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2008 and 2007, options to purchase 7,173,000 and 9,093,000 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

7.	Detail of Certain Accounts

The following tables present the details of certain amounts included in our consolidated balance sheet as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007

Accounts receivable, net:
Trade accounts receivable	$82,305	$118,696
Royalties receivable	14,872	18,620
Other receivables	28,534	19,301

	125,711	156,617
Allowance for doubtful accounts	(4,550)	(8,754)

	$121,161	$147,863

Inventories, net:
Raw materials and supplies	$20,680	$24,337
Work-in-process	12,470	11,667
Finished goods	61,724	56,622

	94,874	92,626
Allowance for inventory obsolescence	(21,396)	(12,476)

	$73,478	$80,150

Property, plant and equipment, net:
Property, plant and equipment, at cost	$205,183	$202,577
Accumulated depreciation and amortization	(101,904)	(92,586)

	$103,279	$109,991

The increase in other receivables includes receivables of $7,000,000 and $3,975,000 related to the transactions with Three Rivers Pharmaceuticals, LLC and Invida, respectively.

Intangible assets:  As of September 30, 2008 and December 31, 2007, intangible assets were as follows (in thousands, except life data):

	Weighted	September 30, 2008			December 31, 2007
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights
Neurology	12	$278,265	$(141,087)	$137,178	$281,327	$(122,622)	$158,705
Dermatology	13	95,213	(51,533)	43,680	108,491	(52,067)	56,424
Other	17	79,249	(45,346)	33,903	94,321	(54,820)	39,501

Total product rights	14	452,727	(237,966)	214,761	484,139	(229,509)	254,630
License agreement	5	67,376	(67,376)	—	67,376	(61,204)	6,172

Total intangible assets		$520,103	$(305,342)	$214,761	$551,515	$(290,713)	$260,802

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses are as follows (in thousands):

	Scheduled Future Amortization Expense
	Remaining
	Three
	Months of
	2008	2009	2010	2011	2012	Thereafter	Total

Product rights
Neurology	$6,529	$26,115	$24,787	$19,284	$17,866	$42,597	$137,178
Dermatology	2,232	8,929	8,929	8,918	3,890	10,782	43,680
Other	1,202	5,107	5,145	4,861	4,715	12,873	33,903

Total	$9,963	$40,151	$38,861	$33,063	$26,471	$66,252	$214,761

Amortization expense for the three and nine months ended September 30, 2008 was $11,488,000 and $37,616,000, respectively, of which $10,043,000 and $31,444,000, respectively, related to amortization of acquired product rights.

8.	Long-term Debt

In December 2003, we issued $300,000,000 aggregate principal amount of 7.0% Senior Notes due 2011 (the “7% Senior Notes”). At the Company’s option, the Company could redeem some or all of the 7% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. In January 2004, we entered into an interest rate swap agreement with respect to $150,000,000 in principal amount of the 7% Senior Notes, with the objective of initially lowering our effective interest rate by exchanging fixed rate payments for floating rate payments. The interest rate swap agreement provided that we would exchange our 7.0% fixed-rate payment obligation for variable-rate payments of six-month London Interbank Offer Rate (“LIBOR”) plus 2.409%.

In July 2008, we redeemed the 7% Senior Notes at an aggregate redemption price of $310,500,000. In connection with this redemption, we recorded a $14,882,000 loss on early extinguishment of debt during the three months ended September 30, 2008, including a redemption premium of $10,500,000, unamortized loan costs of $2,842,000 and an interest rate swap agreement termination fee of $1,540,000.

9.	Income Taxes

We incur losses in the United States, where our research and development activities are conducted and our corporate offices are located. We anticipate that we will realize the tax benefits associated with these losses by offsetting such losses against future taxable income resulting from products in our development pipeline, further growth in U.S. product sales, dividends paid by our foreign subsidiaries, the sale of our foreign subsidiaries or assets, and other measures. However, at this time there is insufficient objective evidence of the timing and amounts of such future U.S. taxable income to assure realization of the tax benefits, and valuation allowances have been established to reserve U.S. deferred tax assets.

During the quarter ended June 30, 2008, the Company reversed its position that all unremitted earnings of its foreign subsidiaries would be indefinitely reinvested and is now required to provide U.S. tax on these earnings. As of September 30, 2008, we repatriated $260,000,000 of these earnings which is being offset by current U.S. operating losses and foreign tax credits. We paid $7,782,000 of withholding tax on the repatriation of these earnings. As of September 30, 2008, a deferred tax liability of $38,202,000 was established to provide tax on unrepatriated earnings which includes $2,914,000 of withholding tax that will be due upon repatriation. Setting up the deferred tax liability has allowed the Company to release $35,308,000 of its U.S. valuation allowance. The release of valuation allowance includes $9,242,000 and $3,548,000 in benefits that were credited to additional paid-in capital

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

and goodwill, respectively. As of September 30, 2008, there is insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax credits. The valuation allowance was recorded because it is more likely than not that such benefits could not be utilized. Ultimate realization of these tax benefits is dependent upon generating sufficient taxable income in the United States. Based on our historic losses, we could not demonstrate that we would utilize these tax benefits with sufficient objective evidence.

Our effective tax rate for the nine months ended September 30, 2008 was affected by taxes provided on repatriated and unrepatriated foreign earnings, net of the benefit of releasing a portion of the U.S. valuation allowance, pre-tax losses resulting from the sale of our Argentina subsidiaries of $9,602,000 for which we do not expect to realize income tax benefits, and pre-tax income resulting from restructuring associated with the sale of assets in Asia of $8,962,000 and the sale of the WEEMEA business of $187,336,000 which we do not expect to be subject to tax in certain jurisdictions. A benefit for income taxes of $146,000 was recorded for the three months ended September 30, 2008, comprising the following amounts (in thousands):

Three Months Ended
September 30,
2008

Release of reserves for U.S. liabilities upon settlement of I.R.S. examination	$(2,356)
Reduction to withholding tax on unremitted earnings due to restructuring	(1,997)
Tax provision on current earnings outside the U.S	9,504
Benefit of current U.S. losses	(5,297)

$(146)

Due to ownership changes in the stock of the company, the benefit of U.S. losses are subject to a yearly limitation. However, the limitation is sufficient to allow for utilization of all losses through the reversal of taxable temporary differences.

During the quarter ended March 31, 2008, we recorded a net pre-tax gain from discontinued operations from the sale of our Infergen product line in the United States. During the quarter ended September 30, 2008, we recorded a pre-tax gain from discontinued operations from the sale of our the WEEMEA business. These gains were considered in determining the amount of income tax benefit to be allocated to current year losses from continuing operations in the United States. As a result, we recorded income tax expense of $18,113,000 in discontinued operations for the nine months ended September 30, 2008 and this same amount will be recorded as an income tax benefit in continuing operations for the full year 2008. Of this amount, $16,924,000 was included in the provision for income taxes in continuing operations for the nine months ended September 30, 2008 based on an allocation of the full year impact to the nine months ended September 30, 2008.

As of September 30, 2008, we had $45,688,000 of unrecognized tax benefits (FIN 48), of which $5,994,000 would reduce our effective tax rate, if recognized. Of the total unrecognized tax benefits, $4,873,000 was recorded as an offset against a valuation allowance. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate. We believe it is reasonably possible that $200,000 of unrecognized tax benefits will be reversed within the next twelve months.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008, we had recorded $5,586,000 for interest and $1,109,000 for penalties. We reversed $2,836,000 of accrued interest and penalties during the quarter ended September 30, 2008.

We are currently under audit by the IRS for the 2005 and 2006 tax years. In the third quarter of 2008, the IRS examination of the U.S. income tax returns for the years ended December 31, 2002 through 2004 was resolved. As a result, the related unrecognized tax benefits were reversed in the third quarter. The provision for income tax

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

was reduced by $2,356,000 related to interest and penalties. In addition, the following accounts were affected: taxes payable increased $2,678,000, income tax liability for uncertain tax positions decreased $14,031,000 and net deferred tax assets decreased $8,997,000. In the second quarter of 2007, the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 was resolved. All years prior to 1997 are closed under the statute of limitations in the United States. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.

10.	Common Stock and Share Compensation

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. In June 2008, our board of directors increased the authorization to $300 million, over the original 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements, and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. In the three months ended September 30, 2008, we purchased 4,563,921 shares, for a total of $84,602,000. In total, we have used $190,979,000 of the $300,000,000 authorized to repurchase 11,466,600 shares as of September 30, 2008.

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

The variables used in our share-based compensation expense calculations include our estimation of the forfeiture rate related to share-based payments. In 2006, 2007 and continuing into 2008, we experienced significant turnover at both the executive and management levels, which affected our actual forfeiture rate. We increased the estimated forfeiture rate in the three months ended December 31, 2007 from 5% to 35%. As described in Note 1, Organization and Summary of Significant Accounting Policies, during the second quarter of 2008, we recorded a correction to adjust our historical estimated forfeiture rate for actual forfeitures which took place in 2006, 2007 and the first quarter of 2008. The correction recorded in the second quarter of 2008 resulted in a $3,870,000 decrease in stock compensation expense comprising a $782,000 reduction in cost of goods sold, a $987,000 reduction in selling expenses, a $1,190,000 reduction in research and development expenses, a $781,000 reduction in general and administrative expenses and a $130,000 increase in income from discontinued operations.

Also during the second quarter of 2008, we recognized a change in estimate related to our estimated forfeiture rate for share-based payments of $2,835,000 for forfeitures which occurred in the second quarter of 2008. This change in estimate related to forfeitures which occurred in the second quarter of 2008 resulted in a $218,000 reduction in cost of goods sold, a $715,000 reduction in selling expenses, an $11,000 reduction in research and development expenses and a $1,891,000 reduction in general and administrative expenses.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

A summary of stock compensation expense for our stock incentive plans for the three and nine months ended September 30, 2008 and 2007, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Employee stock options	$638	$2,714	$(3,484)	$8,854
Restricted stock units	1,693	368	3,416	1,092
Performance stock units	641	—	1,219	—
Employee stock purchase plan	57	79	190	158

Total stock-based compensation expense	$3,029	$3,161	$1,341	$10,104

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding as of September 30, 2008 is as follows (in thousands):

Remainder of 2008	$3,365
2009	8,360
2010	5,217
2011 and thereafter	1,119

$18,061

11.	Commitments and Contingencies

We are involved in several legal proceedings, including the following matters:

SEC Investigation:  We are the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in our common stock, the public release of data from our first pivotal Phase III trial for taribavirin in March 2006, statements made in connection with the public release of data and matters regarding our stock option grants since January 1, 2000 and our restatement of certain historical financial statements announced in March 2008. In September 2006, our board of directors established a Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. We have cooperated fully and will continue to cooperate with the SEC in its investigation. We cannot predict the outcome of the investigation.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Permax Product Liability Cases:  On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc., Case No. 07 L 47 in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois. This case, which was removed to federal court in the Northern District of Illinois, alleged that the use of Permax for restless leg syndrome caused the plaintiff to have valvular heart disease, and as a result, she suffered damages, including extensive pain and suffering, emotional distress and mental anguish. On August 6, 2008, the court granted Valeant’s motion for summary judgment on all claims, finding that plaintiff did not use Permax after February 25, 2004, when Valeant acquired the right to market and sell Permax in the United States. Valeant has been dismissed from this case, which subsequently was settled by Eli Lilly. On April 23, 2008, we were served a complaint in a case captioned Barbara M. Shows v. Eli Lilly and Company, Elan Corporation, PLC, Amarin Corporation, PLC, and Valeant Pharmaceuticals International in the Circuit Court of Jefferson Davis County, Mississippi, which has been removed to federal court in the Southern District of Mississippi. On August 27, 2008, we were served complaints in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price v. Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California. On September 15, 2008, we were served a complaint in a case captioned Linda R. O’Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida. We are in the process of defending these matters. Eli Lilly, holder of the right granted by the Food and Drug Administration (“FDA”) to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between Valeant and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, associated with these claims. Product liability insurance exists with respect to these claims. Although it is expected that the insurance proceeds will be sufficient to cover any material liability which might arise from these claims, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operation or liquidity.

Alfa Wasserman:  On December 29, 2005, Alfa Wassermann (“Alfa”) filed suit against our Spanish subsidiary in the Commercial Court of Barcelona, Spain, alleging that our Calcitonina Hubber Nasal 200 UI Monodosis product infringes Alfa’s European patent EP 363.876 (ES 2.053.905) and demanded that we cease selling our product in the Spanish market and pay damages for lost profits caused by competition in the amount of approximately 9 million Euros. We filed a successful counter-claim; however, Alfa filed an appeal. The Court of Appeals held a hearing in February 2008 and on July 14, 2008 ruled that we infringed Alfa’s patent. Pursuant to the ruling, we would be required to: (i) cease manufacturing and selling certain Calcitonina products, (ii) withdraw such products from the market, (iii) pay Alfa’s legal costs and (iv) pay damages suffered by Alfa between January 1, 2001 through the date that the applicable products are withdrawn from the market. The specific amount of damages to be paid would be determined in separate enforcement proceedings. We have filed a writ to the Court of Appeals announcing our intention to appeal to the Supreme Court. In late July 2008, the parties agreed in principle to settle the matter and the settlement documents have been duly

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

executed and submitted by the parties on August 12, 2008. In settlement of Alfa’s alleged claims, we paid Alfa $10,448,000 and agreed to pay a 10% royalty on future product sales until the expiration of Alfa’s patent in 2009. On October 14, 2008, this matter was resolved with the approval of the joint writ/settlement by the Barcelona Court of Appeal.

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

On April 11, 2008, the FDA approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (“TRO”) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court for the Central District of California, seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008 the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped. Our case against Messrs. Leavitt and Von Eschenbach remains pending before the court.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

12.	Business Segments

The following table sets forth the amounts of our segment revenues and operating income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Product sales:
North America	$63,740	$65,295	$190,723	$196,504
International	49,011	54,290	123,536	145,394
Europe	40,430	30,596	116,883	89,162

Total product sales	153,181	150,181	431,142	431,060
Alliance revenue (including ribavirin royalties)	15,243	14,078	42,821	69,503

Consolidated revenues	$168,424	$164,259	$473,963	$500,563

Operating Income
North America	$18,182	$21,139	$53,629	$64,934
International	10,624	12,726	15,039	21,340
Europe	15,688	8,855	31,639	29,275

	44,494	42,720	100,307	115,549
Corporate expenses(1)	(16,432)	(20,220)	(40,078)	(55,706)

Subtotal	28,062	22,500	60,229	59,843
Restructuring, asset impairments and dispositions	(3,527)	—	(4,294)	(18,074)
Research and development(2)	(8,520)	(12,462)	(36,978)	(3,962)

Consolidated segment operating income	16,015	10,038	18,957	37,807
Interest income	3,066	3,545	13,026	12,748
Interest expense	(6,255)	(10,395)	(25,585)	(32,221)
Loss on early extinguishment of debt	(14,882)	—	(14,882)	—
Other, net	(1,555)	(887)	(3,384)	2,503

Income (loss) from continuing operations before income taxes and minority interest	$(3,611)	$2,301	$(11,868)	$20,837

(1)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

(2)	The research and development expense above represents the operating loss of the research and development segment.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our total assets by segment as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
Total Assets	2008	2007

North America	$331,391	$353,395
International	142,095	200,955
Europe	274,758	247,903
Corporate	486,503	319,336
Research and development division	40,380	52,201
Discontinued operations	—	320,472

Total	$1,275,127	$1,494,262

During the three and nine months ended September 30, 2008 and 2007, two customers each accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates and to Cardinal Health in the United States, Canada and Mexico are detailed in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales:
McKesson	$29,280	$30,760	$78,533	$109,949
Cardinal	15,887	17,638	47,973	53,236
Percentage of total product sales:
McKesson	19%	20%	18%	26%
Cardinal	10%	12%	11%	12%

13.	Alliance Revenue

We report the royalties received from the sale of ribavirin by Schering-Plough and Roche separately from our pharmaceuticals product sales revenue. Roche discontinued paying royalties to us in June 2007. In 2007, we began presenting these royalty revenues within a new category of revenues, “alliance revenue”. The following table provides the details of our alliance revenue in the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ribavirin royalty	$15,243	$14,078	$42,771	$50,253
Licensing payment	—	—	—	19,200
Other	—	—	50	50

Total alliance revenue	$15,243	$14,078	$42,821	$69,503

In the nine months ended September 30, 2007, we received $19,200,000 from Schering-Plough for the licensing of pradefovir. Alliance revenue for the nine months ended September 30, 2008 and 2007 also included $50,000 payments for a license to certain intellectual property assets.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Events

On October 15, 2008, Valeant and its wholly owned subsidiary, CL Acquisition Corp., completed an Agreement and Plan of Merger (the “Merger Agreement”) with Coria Laboratories, Ltd. (“Coria”), DFB Pharmaceuticals, Inc. and the other shareholders of Coria. Under the terms of the Merger Agreement, Valeant paid $95,000,000 in cash at the closing, a portion of which was deposited into escrows for certain potential liabilities, for all outstanding shares of capital stock of Coria. The purchase price is subject to certain post-closing adjustments. We will account for the acquisition as a business combination under SFAS No. 141, Business Combinations. In the fourth quarter of 2008, we will allocate the purchase price to the net assets acquired. Goodwill, if any, arising from the acquisition will not be deductible for tax purposes.

On August 27, 2008, we entered into a worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc, (“GSK”), to collaborate with GSK to develop and commercialize retigabine, an investigational drug for treatment of adult epilepsy patients with refractory partial onset seizures (“retigabine”). The Collaboration Agreement became effective on October 17, 2008.

Pursuant to the terms of the Collaboration Agreement, we granted co-development rights and worldwide commercialization rights to GSK. We have agreed to collaborate with GSK on the development and marketing of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”). In addition, we granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to retigabine worldwide.

GSK paid us $125,000,000 in upfront fees upon effectiveness of the transaction. In addition, GSK has agreed to pay us up to $545,000,000 based upon the achievement of certain regulatory, commercialization and sales milestones and the development of additional indications for retigabine. GSK has also agreed to pay us up to an additional $150,000,000 if certain regulatory and commercialization milestones are achieved for backup compounds to retigabine. We will share up to 50% of net profits within the United States, Australia, New Zealand, Canada and Puerto Rico, and will receive up to a 20% royalty on net sales of retigabine outside those regions. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay us royalties of up to 20% of net sales of products based upon such backup compounds.

We will jointly fund research and development and pre-commercialization expenses for retigabine with GSK. Our share of such expenses in the Collaboration Territory is limited to $100,000,000, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against payments owed to us under the Collaboration Agreement. GSK will solely fund the development of any backup compound and will be responsible for all expenses outside of the Collaboration Territory. Following the launch of a retigabine product, we will share equally operating expenses with respect to retigabine in the Collaboration Territory.

GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the United States Food and Drug Administration of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $95,000,000 of the upfront fee; however, the refundable portion will be reduced for every quarter that the Collaboration Agreement is in effect. Unless otherwise terminated, the Collaboration Agreement will continue on a country-by-country basis until GSK has no remaining payment obligations with respect to such country.

Our rights to retigabine are subject to an Asset Purchase Agreement between Meda Pharma GmbH & Co. KG (“Meda Pharma”), the successor to Viatris GmbH & Co. KG, and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the “Meda Pharma Agreement”). Under the terms of the Meda Pharma Agreement, we are required to pay Meda Pharma milestone payments of $8,000,000 upon acceptance of the filing of an NDA and $6,000,000 upon approval of the NDA for retigabine. We are also required to pay royalty rates which, depending on

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

the geographic market and sales levels, vary from 3% to 8% of net sales. Under the Collaboration Agreement with GSK, these royalties will be treated in the Collaboration Territory as an operating expense and shared by GSK and the Company pursuant to the profit sharing percentage then in effect. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK. We are required to make additional milestone payments to Meda Pharma of up to $5,250,000 depending on certain licensing activity. Upon effectiveness of the Collaboration Agreement with GSK, we paid Meda Pharma a milestone payment of $3,750,000 on October 30, 2008. An additional payment of $1,500,000 could become due if a certain indication for retigabine is developed and licensed to GSK.

We anticipate that up to $100,000,000 of the upfront payment will be recognized as an offset to the cost of our research and development and pre commercialization obligations, subject to the limitations imposed by GSK’s right to terminate the Collaboration Agreement during the Review Period. We expect to complete our research and development and pre commercialization obligations by mid to late 2010. The remainder of the upfront payment will be recognized as alliance revenue over the same period.

On October 24, 2008, we signed an agreement with GSK, for the promotion of Diastat® and Diastat® AcuDial. Under the terms of the agreement, GSK will exclusively promote Diastat and Diastat AcuDial to U.S. physicians in 2009, with an option to extend the term by mutual agreement. We will continue to record the sales of Diastat and Diastat AcuDial and will be responsible for ongoing brand development.

In October 2008, our board of directors approved a plan to further eliminate 174 employee positions in the U.S. in connection with the 2008 Restructuring Plan across commercial, research and development and general and administrative positions. Severance costs of approximately $6 million will be recorded in connection with this phase of the restructuring.

In October 2008, our board of directors authorized us to repurchase up to $200 million of our outstanding common stock or debt. This securities repurchase program is in addition to the share repurchase program authorized in June 2007 and June 2008 to repurchase up to $300 million of outstanding common stock.

As of November 3, 2008, we have used a total of $275,922,000 to purchase 16,293,784 shares in the stock repurchase program authorized by our board of directors in June 2007. For more details on this program, see Note 10, Common Stock and Share Compensation.

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

Although historically we have focused most of our efforts on neurology, dermatology, and infectious disease, our prescription products also treat, among other things, neuromuscular disorders, cancer, cardiovascular disease, diabetes and psychiatric disorders. In the second quarter of 2008, we discontinued our historical practice of reporting sales of products treating infectious disease as a separate classification of products. Our products are sold through three pharmaceutical segments comprising: North America, International (Latin America and Australia) and Europe, formerly EMEA (Europe, Middle East and Africa), prior to the sale of the WEEMEA business (Western and Eastern Europe, Middle East and Africa). In addition, we receive alliance revenue in the form of royalties from the sale of ribavirin by Schering-Plough. We expect that this royalty revenue will decline significantly in 2009 in that royalty payments from Schering-Plough continue for European sales only until the ten-year anniversary of the launch of the product, which varied by country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

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

Focus the business.  We are restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe (Poland, Hungary, Czech Republic and Slovakia) and Latin America (Mexico and Brazil).

Maximize the pipeline.  We expect to find strategic partners to help us optimize the value of our two late-stage development projects, retigabine, a potential treatment for partial onset seizures in patients with epilepsy and for neuropathic pain, and taribavirin, a potential treatment for hepatitis C. On October 17, 2008, we completed a worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc, (“GSK”), to collaborate with GSK to develop and commercialize retigabine. See further discussion of the Collaboration Agreement in Products in Development section below. We are identifying potential partnering opportunities for taribavirin.

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

On September 11, 2008, we sold our business operations located in Western and Eastern Europe, Middle East and Africa to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses currently marketed by Valeant in the divested region. Excluded from this transaction are Valeant’s Central European operations, defined as our business in Poland, Hungary, Slovakia and the Czech Republic. Under the terms of the agreement, we received initial cash proceeds of $428,432,000, which will be reduced by approximately $11,757,000 based upon the estimated levels of cash, indebtedness and working capital as of the closing date, subject to certain further post-closing adjustments.

On October 15, 2008, we completed an Agreement and Plan of Merger with Coria Laboratories, Ltd. (“Coria”), DFB Pharmaceuticals, Inc. and the other shareholders of Coria. We paid $95,000,000 in cash at the closing, a portion of which was deposited into escrows for certain potential liabilities, for all outstanding shares of capital stock of Coria. The purchase price is subject to certain post-closing adjustments.

Pharmaceutical Products

Product sales from our pharmaceutical segments accounted for 91% of our total revenue from continuing operations for the three and nine months ended September 30, 2008, compared with 91% and 86% for the corresponding periods in 2007, and increased $3,000,000 (2%) and $82,000 (0%) for the three and nine months ended September 30, 2008, respectively, compared with the corresponding periods in 2007.

The 2% increase in pharmaceutical sales for the three months ended September 30, 2008 was due to a 7% benefit from currency fluctuations, offset in part by a 1% reduction in volume and a 4% price decrease. Pharmaceutical sales for the nine months ended September 30, 2008 were flat due to an 8% benefit from currency fluctuations offset by an 8% decline in volume. The decline in volume in the nine months ended September 30, 2008 resulted in part from a planned reduction of shipments to wholesaler customers in North America of $17,400,000 to reduce the amount of product in the wholesale channel. The decline in volume is also a result of the divestment of operations in Asia, Argentina and Uruguay, which resulted in revenue decreases of $6,357,000 and $17,334,000 in the three and nine months ended September 30, 2008, respectively. Product price increases in the three and nine-month periods were offset by a $7,665,000 increase in estimated reserves for future product returns to reflect the effect of recent actual product returns attributable to product changes implemented 3 to 4 years ago.

On April 11, 2008, the Food and Drug Administration (“FDA”) approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (“TRO”) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court for the Central District of California, seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008 the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped. Our case against Messrs. Leavitt and Von Eschenbach remains pending before the court.

Clinical Development

We seek to develop and commercialize innovative products for the treatment of significant unmet medical needs, principally in the areas of neurology and infectious disease. Research and development expenses were $23,239,000 and $75,100,000 for the three and nine months ended September 30, 2008, respectively, compared with $24,865,000 and $68,528,000 for the corresponding periods in 2007, reflecting a decrease of $1,626,000 (7%) in the three months ended September 30, 2008 and an increase of $6,572,000 (10%) in the nine months ended September 30, 2008. The decrease in the three-month period is primarily due to the completion of the retigabine clinical trials in the first half of 2008, offset in part by expenditures for the retigabine New Drug Application (“NDA”) submission and the retigabine open label study. The increase in the nine-month period resulted from the expenditures for the retigabine NDA submission, clinical development program and inventory production for validation testing. See the Products in Development section below for further discussion of the retigabine clinical development program.

Alliance Revenue

Alliance revenue for the three months and nine months ended September 30, 2008 was $15,243,000 and $42,821,000, respectively, compared with $14,078,000 and $69,503,000 for the corresponding periods in 2007. Alliance revenue in the three months ended September 30, 2008 and 2007 consisted exclusively of ribavirin royalty revenue. Alliance revenue for the nine months ended September 30, 2007 included a $19,200,000 pradefovir licensing payment from Schering-Plough. Alliance revenue in the nine months ended September 30, 2008 and 2007 included licensing payments of $50,000 for a license to certain intellectual property assets.

Ribavirin royalty revenues increased $1,165,000 (8%) and accounted for 9% of our total revenues from continuing operations for the three months ended September 30, 2008 and 2007. Ribavirin royalty revenues decreased $7,482,000 (15%) and accounted for 9% of our total revenues from continuing operations for the nine months ended September 30, 2008 as compared with 10% for the corresponding period in 2007.

The increase in ribavirin royalties in the three-month period ended September 30, 2008 reflects Schering-Plough’s increase in market share in ribavirin sales in Japan. The decrease in ribavirin royalties in the nine-month period reflects Schering-Plough’s global market share losses in ribavirin sales and Roche’s discontinuation of royalty payments to us in June 2007. We expect ribavirin royalties to continue to decline in 2008. The royalty will decline significantly in 2009 in that royalty payments from Schering-Plough continue for European sales only until the ten-year anniversary of the launch of the product, which varied by country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

Results of Operations

As part of the 2008 Strategic Review, we announced on March 27, 2008 that we would focus on the pharmaceutical markets in the United States, Canada, and Australia and the branded generics markets in Europe (Poland, Hungary, Czech Republic and Slovakia) and Latin America (Mexico and Brazil) and intend to stop organizing our company by geographic regions. In the three and nine months ended September 30, 2008; however, we were still operating in our three reportable pharmaceutical segments, comprising pharmaceuticals operations in North America, International, and Europe. In addition, we have a research and development division. Certain financial information for our business segments is set forth below. For additional financial information by business segment, see Note 12, Business Segments, of the notes to consolidated condensed financial statements included elsewhere in this quarterly report.

The following tables compare 2008 and 2007 revenues by reportable segments and operating expenses for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change

Revenues
Product sales:
North America	$63,740	$65,295	$(1,555)	(2)%
International	49,011	54,290	(5,279)	(10)%
Europe	40,430	30,596	9,834	32%

Total product sales	153,181	150,181	3,000	2%
Alliance revenue (including ribavirin royalties)	15,243	14,078	1,165	8%

Total revenues	168,424	164,259	4,165	3%

Costs and Expenses
Cost of goods sold (excluding amortization)	42,698	41,848	850	2%
Selling expenses	45,343	46,950	(1,607)	(3)%
General and administrative expenses	26,114	26,534	(420)	(2)%
Research and development costs	23,239	24,865	(1,626)	(7)%
Restructuring, asset impairments and dispositions	3,527	—	3,527	—
Amortization expense	11,488	14,024	(2,536)	(18)%

Income from operations	$16,015	$10,038	$5,977	60%

Gross profit on product sales (excluding amortization)	$110,483	$108,333	$2,150	2%

Gross margin on product sales, excluding amortization	72%	72%

Gross profit on product sales (net of amortization)	$100,440	$97,114	$3,326	3%

Gross margin on product sales, net of amortization	66%	65%

	Nine Months Ended
	September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change

Revenues
Product sales:
North America	$190,723	$196,504	$(5,781)	(3)%
International	123,536	145,394	(21,858)	(15)%
Europe	116,883	89,162	27,721	31%

Total product sales	431,142	431,060	82	0%
Alliance revenue (including ribavirin royalties)	42,821	69,503	(26,682)	(38)%

Total revenues	473,963	500,563	(26,600)	(5)%

Costs and Expenses
Cost of goods sold (excluding amortization)	126,327	113,084	13,243	12%
Selling expenses	134,040	142,892	(8,852)	(6)%
General and administrative expenses	77,629	77,631	(2)	0%
Research and development costs	75,100	68,528	6,572	10%
Restructuring, asset impairments and dispositions	4,294	18,074	(13,780)	(76)%
Amortization expense	37,616	42,547	(4,931)	(12)%

Income from operations	$18,957	$37,807	$(18,850)	(50)%

Gross profit on product sales (excluding amortization)	$304,815	$317,976	$(13,161)	(4)%

Gross margin on product sales, excluding amortization	71%	74%

Gross profit on product sales (net of amortization)	$273,371	$284,404	$(11,033)	(4)%

Gross margin on product sales, net of amortization	63%	66%

Revenues:  In the North America pharmaceuticals segment, revenues for the three months ended September 30, 2008 were $63,740,000, compared with $65,295,000 for the corresponding period in 2007, representing a decrease of $1,555,000 (2%). Revenues for the nine months ended September 30, 2008 were $190,723,000 compared with $196,504,000 for the corresponding period in 2007, a decrease of $5,781,000 (3%). In the three-month period ended September 30, 2008, the 2% decrease in North America pharmaceuticals sales resulted from a 1% reduction in volume and a 1% price decrease, partly offset by a negligible benefit from the appreciation of the Canadian dollar. In the nine-month period ended September 30, 2008, the 3% decrease in sales resulted from a 8% decrease in volume, partly offset by a 3% price increase and a 2% benefit from the appreciation of the Canadian dollar. The reported decline in volume in the nine months ended September 30, 2008 principally resulted from a planned reduction of shipments to wholesaler customers of $17,400,000 to reduce the amount of product in the wholesale channel. The revenue reduction in the three-month period was primarily attributable to reductions in net sales of Diastat and Efudex, partly offset by increases in net sales of Kinerase and Cesamet, which is sold exclusively in Canada. The decrease in Efudex revenue is attributable to the introduction of a competing generic product in 2008. The revenue reduction in the nine-month period included reductions in net sales of Diastat, Kinerase and other products, offset in part by increases in Cesamet and Efudex. Price increases in the three and nine months ended September 30, 2008, were offset by a $7,665,000 increase in estimated reserves for future product returns to reflect the effect of recent actual product returns attributable to product changes implemented 3 to 4 years ago. The increased strength of the Canadian dollar relative to the U.S. dollar resulted in revenue increases of $107,000 and $3,224,000 in the three and nine months ended September 30, 2008, respectively.

In the International pharmaceuticals segment, revenues for the three months ended September 30, 2008 were $49,011,000 compared with $54,290,000 for the corresponding period in 2007, a decrease of $5,279,000 (10%).

Revenues for the nine months ended September 30, 2008 were $123,536,000 compared with $145,394,000 for the corresponding period in 2007, representing a decrease of $21,858,000 (15%). In the three-month period ended September 30, 2008, the 10% decrease in International pharmaceuticals sales resulted from an 8% decrease in volume and an 8% price decrease, partly offset by a 6% benefit from currency fluctuations. In the nine-month period ended September 30, 2008, the 15% decrease in sales resulted from an 18% decrease in volume and a 2% price decrease, partly offset by a 5% benefit from currency. The volume decline in the International segment in the three and nine-month periods relates primarily to our sale of certain subsidiaries and business operations in Asia to Invida on March 3, 2008 and our sale of our subsidiaries in Argentina and Uruguay on June 5, 2008. The sale of these subsidiaries resulted in revenue decreases of $6,357,000 and $17,334,000 in the three and nine-month periods, respectively. The reported decline in volume in the nine months ended September 30, 2008 also resulted in part from a planned reduction of shipments to wholesaler customers in Mexico to reduce the amount of product in the wholesale channel. The positive effects of foreign currency exchange rates resulted in revenue increases of $3,135,000 and $7,843,000 in the three and nine months ended September 30, 2008, respectively.

In the Europe pharmaceuticals segment, revenues for the three months ended September 30, 2008 were $40,430,000, compared with $30,596,000 for the corresponding period in 2007, an increase of $9,834,000 (32%). Revenues for the nine months ended September 30, 2008 were $116,883,000 compared with $89,162,000 for the corresponding period in 2007, an increase of $27,721,000 (31%). In the three-month period ended September 30, 2008, the 32% increase in Europe revenues resulted from a 24% benefit from currency and an 11% increase in volume, partly offset by a 3% decrease in prices. In the nine-month period ended September 30, 2008, the 31% increase in revenues resulted from a 25% benefit from currency and a 7% increase in volume, partly offset by a 1% decrease in price. The appreciation of foreign currencies relative to the U.S. Dollar contributed $7,443,000 and $22,431,000 to the reported increase in sales revenue in the three and nine months ended September 30, 2008, respectively.

Gross Profit Margin:  Gross profit margin on product sales, net of pharmaceutical product amortization, was 66% and 63% for the three and nine months ended September 30, 2008, respectively, compared with 65% and 66% for the corresponding periods in 2007, respectively. The pharmaceutical product amortization included in this calculation of gross margin excluded the amortization of the ribavirin intangible. The pharmaceutical product amortization was $10,043,000 and $31,444,000 for the three and nine months ended September 30, 2008, respectively, compared with $11,219,000 and $33,572,000 for the corresponding periods in 2007, respectively.

Gross profit margin on product sales (excluding pharmaceutical product amortization) was 72% and 71% for the three and nine months ended September 30, 2008, respectively, compared with 72% and 74% for the three months and nine months ended September 30, 2007, respectively.

In the three and nine months ended September 30, 2008, we recorded inventory obsolescence charges of $2,216,000 and $20,214,000, respectively, resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in cost of goods sold, in accordance with EITF Issue No. 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

Declining gross margins in the nine months ended September 30, 2008 were offset in part by the reduction in costs of goods sold related to a $782,000 credit from our historical underestimation of stock option forfeitures and a $218,000 credit related to the stock option forfeitures recognized in the second quarter of 2008.

Selling Expenses:  Selling expenses were $45,343,000 and $134,040,000 for the three and nine months ended September 30, 2008, respectively, compared with $46,950,000 and $142,892,000 for the corresponding periods in 2007, respectively, resulting in decreases of $1,607,000 (3%) and $8,852,000 (6%), respectively. As a percent of product sales, selling expenses were 30% and 31% in the three and nine months ended September 30, 2008, respectively, compared with 31% and 33% for the corresponding periods in 2007, respectively. The decrease in selling expenses for the three and nine months ended September 30, 2008 primarily reflects savings from our restructuring initiatives. Selling expenses in the nine months ended September 30, 2008 were also favorably impacted by the $987,000 credit related to our historical underestimation of stock option forfeitures and the $715,000 credit related to stock option forfeitures recognized in the second quarter of 2008.

General and Administrative Expenses:  General and administrative expenses were $26,114,000 and $77,629,000 for the three and nine months ended September 30, 2008, respectively, compared with $26,534,000 and $77,631,000 for the corresponding periods in 2007, respectively, resulting in decreases of $420,000 (2%) and $2,000 (0%), respectively. The decreases in the three and nine months ended September 30, 2008 primarily reflects savings from our restructuring initiatives, offset in the three and nine-month periods by a $1,789,000 write off of unrecoverable value-added tax receivable in Mexico arising in 2002 through 2004. The restructuring initiatives were additionally offset in the nine-month period by the recognition of an other-than-temporary impairment of $3,587,000 in an investment in a publicly traded investment fund, a $2,954,000 reversal of a tax benefit in Mexico and an expense of $800,000 we recorded in the Spear Pharmaceuticals ANDA matter, offset in part by a $2,672,000 credit related to stock-based compensation forfeitures. This $2,672,000 credit is primarily due to a reduction of $781,000 in expenses related to forfeitures which occurred in 2006, 2007 and the first quarter of 2008 and a $1,891,000 reduction in expenses related to forfeitures which occurred in the second quarter of 2008. As a percent of product sales, general and administrative expenses were 17% and 18% for the three and nine months ended September 30, 2008, respectively, compared with 18% in the corresponding periods in 2007.

Research and Development Costs:  Research and development expenses were $23,239,000 and $75,100,000 for the three and nine months ended September 30, 2008, respectively, compared with $24,865,000 and $68,528,000 for the corresponding periods in 2007, respectively, reflecting a decrease of $1,626,000 (7%) in the three months ended September 30, 2008 and an increase of $6,572,000 (10%) in the nine months ended September 30, 2008. The decrease in the three-month period is primarily due to the completion of the retigabine clinical trials in the first half of 2008, offset in part by expenditures for the retigabine NDA submission. The increase in the nine-month period resulted from the expenditures for the retigabine NDA submission, clinical development program and inventory production for validation testing. See the Products in Development section below for further discussion of the retigabine clinical development program. Research and development expenses in the nine months ended September 30, 2008 were also offset in part by a $1,190,000 credit related to our historical underestimation of stock option forfeitures and an $11,000 credit related to stock option forfeitures recognized in the second quarter of 2008.

Restructuring, Asset Impairments and Dispositions:

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. As announced on March 27, 2008, we have completed this strategic review and announced a strategic plan which includes a restructuring program (the “2008 Restructuring”). The 2008 Restructuring is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe (Poland, Hungary, Czech Republic and Slovakia) and Latin America (Mexico and Brazil). Our restructuring plans include actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets or other strategic alternatives, to seek partners for taribavirin and retigabine and to make selective acquisitions. During the third quarter of 2008, we completed the sale of the WEEMEA business operations to Meda, as discussed in Note 5, Discontinued Operations. In the fourth quarter of 2008, we also completed a worldwide License and Collaboration Agreement with Glaxo Group Limited to develop and commercialize retigabine and completed an Agreement and Plan of Merger with Coria Laboratories Ltd., as discussed in Note 14, Subsequent Events.

On August 4, 2008, we signed an agreement to sell the WEEMEA business to Meda and completed the sale on September 11, 2008. We recorded a gain of $178,506,000 in discontinued operations from the sale of the WEEMEA business, net of charges for professional fees, severance costs and income taxes.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain Valeant subsidiaries and product rights in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction on March 3, 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with SFAS 144. During the three months ended March 31, 2008, we received initial proceeds of $37,855,000 and recorded a gain of $36,922,000 in this transaction. During the three months ended June 30, 2008 and the three months ended September 30, 2008, we recorded $1,017,000 and $829,000, respectively, of net asset adjustments and additional closing costs resulting in a reduced gain of $35,076,000 on the transaction. We expect to receive additional proceeds of approximately $3,841,000 subject to net asset settlement provisions in the agreement.

As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. In the three months ended March 31, 2008, we recorded an impairment charge of $7,852,000 related to this anticipated sale. We sold these subsidiaries on June 5, 2008 and recorded a loss on the sale of $2,926,000.

The net restructuring, asset impairments and dispositions charge of $3,527,000 in the three months ended September 30, 2008 included the $829,000 of net asset adjustments and additional closing costs recorded as reductions of the gain originally recorded in the three months ended March 31, 2008 in the Invida transaction and $220,000 of severance charges for a total of 16 affected employees. The charge also included $1,511,000 for professional service fees related to the strategic review of our business, $694,000 of contract termination costs and $273,000 of other cash costs.

The net restructuring, asset impairments and dispositions charge of $4,294,000 in the nine months ended September 30, 2008 included $12,290,000 of employee severance costs for a total of 160 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico and Brazil. The charges also included $9,774,000 for professional service fees related to our strategic review of our business, $694,000 of contract termination costs and $562,000 of other cash costs. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4,778,000, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8,346,000, and the loss of $2,926,000 in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35,076,000 in the transaction with Invida.

The following table summarizes the restructuring costs recorded in the three and nine months ended September 30, 2008 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
2008 Restructuring Program	2008	2008

Cash-related charges:
Employee severances (160 employees, cumulatively)	$220	$12,290
Professional services, contract cancellation and other cash costs	2,478	11,030

Subtotal: cash charges	2,698	23,320
Stock compensation	—	4,778
Impairment of long-lived assets	—	8,346
Loss on sale of long-lived assets	—	2,926

Subtotal: non-cash charges	—	16,050

Subtotal: restructuring expenses	2,698	39,370

Gain on Invida transaction	829	(35,076)

Restructurings, asset impairments and dispositions	$3,527	$4,294

In the three and nine months ended September 30, 2008, we recorded inventory obsolescence charges of $2,216,000 and $20,214,000, respectively, resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers and product quality failures. These inventory obsolescence charges were recorded in cost of goods sold, in accordance with EITF Issue No. 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

As of the date of filing of this quarterly report on Form 10-Q, we are not able to estimate the total restructuring charges that will occur in the 2008 Restructuring.

2006 Restructuring

In April 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the 2006 Restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late-stage projects in development. The 2006 Restructuring was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006, we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase 2b trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36,758,000.

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

We did not record a restructuring provision in the three months ended September 30, 2007. In the nine months ended September 30, 2007, we recorded charges of $18,074,000 related to the 2006 Restructuring.

The following table summarizes the restructuring costs recorded in the three and nine months ended September 30, 2007 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
2006 Restructuring Program	2007	2007

Employee severances (417 employees, cumulatively)	$—	$3,788
Contract cancellation and other cash costs	—	2,076

Subtotal: cash charges	—	5,864
Write-off of accumulated foreign currency translation adjustments	—	2,891
Impairment of manufacturing and research facilities	—	9,319

Subtotal: non-cash charges	—	12,210

Restructurings, asset impairments and dispositions	$—	$18,074

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. As of September 30, 2008, the restructuring accrual for the 2006 Restructuring was $1,000,000 and relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico. These payment obligations last until June 30, 2009.

As of September 30, 2008, the restructuring accrual for the 2008 Restructuring was $13,243,000 and relates to severance, professional service fees and other obligations and is expected to be paid primarily during the remainder of 2008. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals
Restructuring accrual, June 30, 2008	$1,375
Cash paid	(375)

Restructuring accrual, September 30, 2008	$1,000

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Restructuring accrual, June 30, 2008	$11,799
Charges to earnings in continuing operations	2,698
Charges to earnings in discontinued operations	11,202
Cash paid	(12,456)

Restructuring accrual, September 30, 2008	$13,243

Amortization:  Amortization expense was $11,488,000 and $37,616,000 for the three and nine months ended September 30, 2008, respectively, compared with $14,024,000 and $42,547,000 for the corresponding periods in 2007, respectively, resulting in decreases of $2,536,000 (18%) and $4,931,000 (12%), respectively. The decrease is the result of the declining amortization of the rights to the ribavirin royalty intangible, which has been amortized using an accelerated method and was fully amortized as of September 30, 2008.

Other Income (Expense), Net, Including Translation and Exchange:  Other income (expense), net, including translation and exchange was expense of $1,555,000 and $3,384,000 for the three and nine months ended September 30, 2008, respectively, compared with expense of $887,000 and income of $2,503,000 for the corresponding periods in 2007, respectively. These increases in expense resulted primarily from the depreciation of the U.S. Dollar relative to the Polish Zloty and other foreign currencies.

Loss on Early Extinguishment of Debt:  Loss on early extinguishment of debt of $14,882,000 in the three and nine months ended September 30, 2008 resulted from the July 2008 redemption of our 7% Senior Notes and includes redemption premium of $10,500,000, unamortized loan costs of $2,842,000 and an interest rate swap agreement termination fee of $1,540,000.

Interest Expense, Net:  Interest expense, net of interest income was $3,189,000 and $12,559,000 in the three and nine months ended September 30, 2008, respectively, compared with $6,850,000 and $19,473,000 for the corresponding periods in 2007, respectively. Interest expense net of interest income decreased $3,661,000 (53%) and $6,914,000 (36%) during the three and nine months ended September 30, 2008, respectively, compared with the corresponding periods in 2007, respectively, due primarily to lower interest expense resulting from the July 2008 redemption of the 7% Senior Notes.

Income Taxes:  The income tax provisions in the three months ended September 30, 2008 and 2007 relate to the profits of our foreign operations, foreign withholding taxes, penalties and interest associated with U.S. liabilities and state and local taxes in the United States. In addition, during the second quarter of 2008 we reversed our APB 23 representation with respect to unrepatriated foreign earnings and have provided U.S. tax on these earnings. As of September 30, 2008, we repatriated $260,000,000 of these earnings which were offset by cumulative U.S. operating losses and related foreign tax credits. We paid $7,782,000 of withholding tax on the repatriation of these earnings. As of September 30, 2008, a deferred tax liability equal to $38,202,000 was established to provide for taxes on these unrepatriated earnings. Setting up the deferred tax liability has allowed us to benefit 2008 U.S. losses, release $35,308,000 of U.S. valuation allowance, which includes $9,242,000 and $3,548,000 in benefits that were credited to additional paid-in capital and goodwill, respectively. At this time, there is insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax credits.

Income (Loss) from Discontinued Operations, Net of Taxes:  The results from discontinued operations relate primarily to the WEEMEA business and our Infergen operations, and include the gain on sale of the WEEMEA business of $178,506,000 in the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

On June 20, 2008, we announced that we would redeem all of our $300,000,000 aggregate principal amount 7.0% Senior Notes due 2011 (the “7% Senior Notes”). We completed this redemption on July 21, 2008, paying $300,000,000 to redeem the aggregate principal amount of the 7% Senior Notes and $10,500,000 as a redemption premium. The redemption premium was recorded as loss on early extinguishment of debt in the three months ending September 30, 2008. We terminated the interest rate swap agreement with respect to the 7% Senior Notes upon their redemption. This swap agreement was terminated for $1,540,000, the fair value of the swap as of the termination date. We also released the collateral related to the swap of $4,513,000 with the termination of the swap agreement.

Cash and cash equivalents and marketable securities totaled $571,012,000 as of September 30, 2008 compared with $339,020,000 as of December 31, 2007. The increase of $231,992,000 resulted in part from the receipt of $428,432,000 from Meda as payment for the sale of the WEEMEA business, $70,800,000 from Three Rivers Pharmaceuticals, LLC as the initial payment for our Infergen rights, $37,855,000 received from Invida for the sale of certain of our businesses in Asia, and cash flow from operations, offset in part by $310,500,000 paid to redeem the 7% Senior Notes and treasury stock purchases of $91,422,000. Working capital (excluding assets held for sale and assets of discontinued operations) was $599,892,000 as of September 30, 2008 compared with $416,552,000 as of December 31, 2007. The increase in working capital of $183,430,000 primarily resulted from the increase in cash and marketable securities, offset in part by a decrease in accounts receivable and income taxes receivable and an increase in income taxes payable and trade payables and accrued liabilities.

Cash provided by operating activities in continuing operations is expected to be a sufficient source of funds for operations in 2008. During the nine months ended September 30, 2008, cash provided by operating activities in continuing operations totaled $58,646,000 compared with $78,520,000 for the corresponding period in 2007, representing a decrease of $19,874,000. The cash provided by operating activities in continuing operations was a result of the reduction in accounts receivable and the increase in income taxes payable, offset in part by the redemption premium of $10,500,000, termination of the swap agreement of $1,540,000 and an increase in inventories. The cash provided by operating activities in continuing operations for the nine months ended September 30, 2007 included receipt of $19,200,000 related to the pradefovir licensing payment from Schering-Plough and $6,000,000 from the Republic of Serbia.

Cash provided by investing activities in continuing operations was $49,866,000 for the nine months ended September 30, 2008 compared with cash used in investing of $7,590,000 for the corresponding period in 2007, representing an increase of $57,456,000. The cash provided by investing activities in continuing operations for the nine months ended September 30, 2008 included the net proceeds of $48,575,000 we received in aggregate from the Invida transaction and the sale of Argentina and Uruguay, and net proceeds from investments of $11,325,000, offset in part by capital expenditures of $9,456,000. Cash provided by investing activities in discontinued operations of $462,418,000 consisted primarily of the net proceeds of $394,591,000 from the sale of the WEEMEA business to Meda and $70,800,000 of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals LLC. In 2007, cash used in investing activities in continuing operations was $7,590,000 and included cash used for product acquisitions of $22,091,000 and capital expenditures of $22,368,000, offset in part by proceeds from the sale of assets of $37,918,000, primarily related to the sale of our former headquarters building in California.

Cash used in financing activities in continuing operations was $373,420,000 in the nine months ended September 30, 2008 and principally consisted of the payment of debt and notes payable of $300,712,000 and purchase of treasury stock of $91,422,000, offset in part by proceeds from stock option exercises and employee stock purchases of $18,589,000. Cash used in financing activities in continuing operations was $64,911,000 in the nine months ended September 30, 2007 and principally consisted of the purchase of treasury stock of $79,599,000, offset in part by proceeds from stock option exercises and employee stock purchases of $14,517,000.

If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $95,000,000 of the upfront fee; however, the refundable portion will be reduced for every quarter that the Collaboration Agreement is in effect.

We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through September 30, 2009, and to provide cash needed to fund capital expenditures and our clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. There can be no assurance we would be able to secure such financing on acceptable terms, if at all, especially in light of current economic and market conditions. We fund our operating cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances, cash flow from operations, and cash provided by investing activities.

We did not pay dividends for either the first nine months of 2008 or 2007. The amount and timing of any future dividends will depend upon our financial condition and profitability, the need to retain earnings for use in the development of our business, contractual restrictions, including covenants and other factors. The contractual limitations on our ability to pay dividends under the terms of the indenture governing our 7% Senior Notes ceased with the redemption of those notes on July 21, 2008. We do not intend to pay dividends for the foreseeable future.

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

Products in Development

Late Stage Development of New Chemical Entities

Retigabine:  Subject to the terms of the Collaboration Agreement with GSK, we are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. The results of the key Phase II study indicated that the compound is potentially efficacious with a demonstrated reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures. Response rates in the two higher doses were statistically significant compared with placebo (p< 0.001).

Following a Special Protocol Assessment by the FDA, two Phase III trials of retigabine were initiated in 2005. One Phase III trial (“RESTORE 1”; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) was conducted at approximately 50 sites, mainly in the Americas (U.S., Central/South America); the second Phase III trial (“RESTORE 2”) was conducted at approximately 70 sites, mainly in Europe.

We announced clinical data results for RESTORE 1 on February 12, 2008. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs (“AEDs”). Retigabine demonstrated statistically significant (p< 0.001) results on the primary efficacy endpoints important for regulatory review by both the FDA and the European Medicines Evaluation Agency (“EMEA”).

The intent-to-treat (“ITT”) median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 44.3% (n=153) and 17.5% (n=152) for the retigabine arm and placebo arm of the trial, respectively. The responder rate, defined as ≥ a 50% reduction in 28-day total partial seizure frequency compared with the baseline period, during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 55.5% (n=119) and 22.6% (n=137) for the retigabine arm and the placebo arm of the trial, respectively.

During RESTORE 1, 26.8% of patients in the retigabine arm and 8.6% of patients in the placebo arm withdrew due to adverse events. The most common side effects associated with retigabine in RESTORE 1 included dizziness, somnolence, fatigue, confusion, dysarthria (slurring of speech), ataxia (loss of muscle coordination), blurred vision, tremor, and nausea. Results of the study were presented at the 8th European Congress on Epileptology, Berlin, Germany in September 2008. More details on the RESTORE 1 data announcement are provided in our annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008. See Item 7, Products in Development.

We announced clinical data results for RESTORE 2 on May 13, 2008. RESTORE 2 evaluated the 600 and 900 mg daily doses of retigabine versus placebo in patients taking stable doses of one to three additional anti-epileptic drugs (“AEDs”). Retigabine at both the 600 mg and 900 mg doses demonstrated highly statistically significant results on the primary efficacy endpoints important for regulatory review by both the FDA and the EMEA.

The ITT median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 15.9% (n=179), 27.9% (n=181) and 39.9% (n=178) for the placebo, retigabine 600 mg and retigabine 900 mg arms of the trial, respectively. The responder rate, defined as ≥ a 50% reduction in 28-day total partial seizure frequency compared with the baseline period, during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 18.9% (n=164), 38.6% (n=158) and 47.0% (n=149) for the placebo, retigabine 600 mg and retigabine 900 mg and placebo arms of the trial, respectively.

During RESTORE 2, 14.4% and 25.8% of patients in the retigabine 600 mg and 900 mg arms, respectively, and 7.8% of patients in the placebo arm withdrew due to adverse events. As expected, the most common side effects associated with retigabine in RESTORE 2 included dizziness, somnolence, and fatigue and were generally seen at much lower rates than at a 1200 mg dose in the RESTORE 1 trial. We will present comprehensive efficacy and safety results from RESTORE 2 at an upcoming scientific meeting in the United States.

A number of standard supportive Phase I trials necessary for successful registration of retigabine were completed in 2008. In March 2007, we initiated development of a modified release formulation of retigabine. In addition, in November 2007, we began enrolling patients into a randomized, double-blind, placebo-controlled phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. We anticipate completing enrollment at the end of 2008.

In August 2008, we entered into a worldwide Collaboration Agreement with GSK for the continued development and commercialization of retigabine and its backup compounds. The Collaboration Agreement became effective on October 17, 2008. We received $125,000,000 upon effectiveness of this transaction of which, up to $100,000,000 will be used to fund our commitments to the collaboration, which are expected to be incurred through mid to late 2010. The parties will jointly develop and commercialize retigabine in the Collaboration Territory (U.S., Canada, Australia, New Zealand and Puerto Rico) and GSK will develop and commercialize in the rest of the world. If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $95,000,000 of the upfront fee; however, the refundable portion will be reduced for every quarter that the Collaboration Agreement is in effect. Under the Collaboration Agreement, we could receive up to $545,000,000 in additional milestone payments on the development and launch of retigabine worldwide. In the Collaboration Territory, we will receive a share of the profits from retigabine starting at 50% at launch and adjusting downward and upward based on the achievement of certain development and commercial milestones. GSK will pay us royalties of up to 20% on net sales outside the Collaboration Territory. We could receive up to $150,000,000 in milestones and royalties of up to 20% on the development and commercialization of the retigabine backup compounds.

Our rights to retigabine are subject to the Asset Purchase Agreement between Meda Pharma GmbH & Co KG (“Meda Pharma”) (as successor to Viatris GmbH & Co KG) and Xcel Pharmaceuticals, Inc., which we acquired in 2005. The provisions of that agreement require milestone payments of $8,000,000 upon acceptance of filing of the NDA and $6,000,000 upon approval of the NDA for retigabine. In addition, earn out payments are due to Meda Pharma on sales of retigabine. Depending on the geographic market and sales levels, royalty rates vary from 3% to 8% of net sales. Under the Collaboration Agreement with GSK, these royalties will be treated in the Collaboration Territory as an operating expense and shared by GSK and the Company pursuant to the profit sharing percentage then in effect. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK. Upon effectiveness of the Collaboration Agreement with GSK, we paid Meda Pharma a milestone payment of $3,750,000 on October 30, 2008. An additional payment of $1,500,000 could become due if a certain indication for retigabine is developed and licensed to GSK.

External research and development expenses for retigabine for the three and nine months ended September 30, 2008 were $11,925,000 and $40,545,000, respectively, compared with $12,964,000 and $33,168,000 for the corresponding periods in 2007, respectively.

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

On March 17, 2008, we reported the results of the 12-week analysis of the taribavirin Phase IIb study. The 12-week early viral response (“EVR”) data from the Phase IIb study showed comparable reductions in viral load for weight-based doses of taribavirin and ribavirin. The anemia rate was statistically significantly lower for patients receiving taribavirin in the 20mg/kg and 25mg/kg arms versus the ribavirin control arm. The most common adverse events were fatigue, nausea, flu-like symptoms, headache and diarrhea. The incidence rates among treatment arms were generally comparable except with respect to diarrhea, where diarrhea was approximately twice as common in taribavirin patients as ribavirin patients. However, the diarrhea was not treatment limiting for taribavirin or ribavirin patients.

More details on the 12-week analysis of the taribavirin Phase IIb study are provided in our annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008. See Item 7, Products in Development.

We presented treatment week 24 results from our Phase IIb study evaluating weight-based dosing with taribavirin vs. weight-based ribavirin (both in combination with Peginterferon alfa-2b in naïve, chronic hepatitis C, genotype 1 patients) at the 59th annual American Academy for the Study of Liver Diseases, San Francisco, CA in November 2008. While the treatment week 24 data continues to support our belief that weight based dosing of taribavirin is a key component in the program, the timeline and path to regulatory approval of taribavirin remains uncertain at this time. We are identifying potential partnering opportunities for taribavirin. For the three and nine months ended September 30, 2008, external research and development expenses for taribavirin were

$1,303,000 and $6,398,000, respectively, compared with $1,911,000 and $5,433,000 for the corresponding periods in 2007, respectively.

Other Development Activities

Diastat Intranasal:  Our product Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. In order to improve the convenience of this product, we have initiated the development of a novel intranasal delivery of diazepam. Our external research and development expenses for Diastat Intranasal were $266,000 and $2,685,000 for the three and nine months ended September 30, 2008, respectively, compared with $189,000 and $532,000 for the corresponding periods in 2007, respectively.

Foreign Operations

Approximately 69% of our revenues from continuing operations, which includes royalties, for the nine months ended September 30, 2008 and 2007, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies occur from time to time and may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

Critical Accounting Estimates

The consolidated condensed financial statements appearing elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates.

Other Financial Information

With respect to the unaudited consolidated condensed financial information of Valeant Pharmaceuticals International for the three and nine months ended September 30, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 7, 2008, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

•	The results from the initial 12 and 24 weeks of our Phase IIb study for taribavirin may not be predictive of the final results of the Phase IIb study or of any subsequent clinical trial necessary for approval of taribavirin. Thus we give no assurance that taribavirin will ultimately meet its clinical efficacy or safety endpoints, that we will conduct additional trials necessary for approval of taribavirin or that, if we conduct such additional trials, the results will lead to approval of taribavirin by the FDA or similar authority or any foreign government.

•	We have identified a material weakness in our internal control over financial reporting that could adversely affect our stock price and ability to prepare complete and accurate financial statements in a timely manner.

•	We are involved in several legal proceedings, including the current SEC investigation and those other proceedings described in Note 11, Commitments and Contingencies, of the notes to consolidated condensed financial statements included elsewhere in this quarterly report, any of which could result in substantial cost and divert management’s attention and resources.

•	Adverse U.S and international economic and market conditions may adversely affect our product sales and business.

•	We may have to withdraw those products that cause, or are alleged to cause, serious or widespread personal injury from the market and/or incur significant costs, including payment of substantial sums in damages.

•	Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products.

•	We can protect our products from generic substitution by third parties only to the extent that our technologies are covered by valid and enforceable patents, are effectively maintained as trade secrets or are protected by data exclusivity. However, our pending or future patent applications may not issue as patents. Any patent issued may be challenged, invalidated, held unenforceable or circumvented. Furthermore, our patents may not be sufficiently broad to prevent third parties’ competing products. The expiration of patent protection for ribavirin has resulted in significant competition from generic substitutes and declining royalty revenues and may negatively impact future financial results.

•	Trade secret protection is less effective than patent protection because competitors may discover our technology or develop parallel technology.

•	The scope of protection afforded by a patent can be highly uncertain. A pending claim or a result unfavorable to us in a patent dispute may preclude development or commercialization of products or impact sales of existing products, result in cessation of royalty payments to us and/or result in payment of monetary damages.

•	Obtaining drug approval in the United States and other countries is costly and time consuming. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	Our restructuring plans are intended to improve operational efficiencies and our competitiveness. If we are unable to realize the benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

•	We and our competitors are always striving to develop products that are more effective, safer, more easily tolerated or less costly. If our competitors succeed in developing better alternatives to our current products before we do, we will lose sales and revenues to their alternative products. If vaccines are introduced to prevent the diseases treated by our products, our potential sales and revenues will decrease.

•	The pharmaceutical industry is subject to substantial government regulation, including the approval of new pharmaceutical products, labeling, advertising and, in most countries, pricing, as well as inspection and approval of manufacturing facilities. The costs of complying with these regulations are high, and failure to comply could result in fines or interruption in our business.

•	We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. As a result, fluctuations in foreign currency exchange rates affect our operating results. Additionally, future exchange rate movements, inflation or other related factors may have a material adverse effect on our sales, gross profit or operating expenses. As of September 30, 2008 we have in place foreign currency hedge transactions to reduce our exposure to variability in the Polish Zloty. We continue to evaluate the possibility of entering into additional hedge arrangements.

•	A significant part of our revenue is derived from products manufactured by third parties. We rely on their quality level, compliance with the FDA regulations or similar regulatory requirements enforced by regulatory agencies in other countries and continuity of supply. Any failure by them in these areas could disrupt our product supply and negatively impact our revenues.

•	Our flexibility in maximizing commercialization opportunities for our compounds may be limited by our obligations to Schering-Plough. In November 2000, we entered into an agreement that provides Schering-Plough with an option to acquire the rights to up to three of our products intended to treat hepatitis C that Schering-Plough designates prior to our entering Phase 2 clinical trials and a right for first/last refusal to license various compounds we may develop and elect to license to others. Taribavirin was not subject to the option of Schering-Plough, but it would be subject to their right of first/last refusal if we elected to license it to a third party. The interest of potential collaborators in obtaining rights to our compounds or the terms of any agreement we ultimately enter into for these rights may be hindered by our agreement with Schering-Plough.

•	To purchase our products, many patients rely on reimbursement by third party payors such as insurance companies, HMOs and government agencies. These third party payors are increasingly attempting to contain costs by limiting both coverage and the level of reimbursement of new drug products. The reimbursement levels established by third party payors in the future may not be sufficient for us to realize an appropriate return on our investment in product development and our continued manufacture and sale of existing drugs.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995

with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, Mexican Peso, Polish Zloty, Swiss Franc and Canadian Dollar. We believe the sale of the WEEMEA business will reduce our exposure to the Euro and Swiss Franc. We seek to manage our foreign currency exposure through operational means by managing local currency revenues in relation to local currency costs. We take steps to mitigate the impact of foreign currency on the income statement, which include hedging our foreign currency exposure.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. As of September 30, 2008, the fair values of our derivative contracts and fixed-rate debt were as follows (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Undesignated hedges	$94,200	$(213)	$(213)
Net investment hedges	$24,695	$1,592	$1,592
Cash flow hedges	$750	$63	$63
Outstanding fixed-rate debt	$480,000	$(480,000)	$(444,446)

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our third quarter 2008 pretax earnings. We had $480,000,000 of fixed rate debt as of September 30, 2008 that required U.S. dollar repayment. We completed the redemption of all of our $300,000,000 aggregate principal amount 7.0% Senior Notes due 2011 on July 21, 2008. To the extent that we access foreign earnings, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar. However, the increase of 100 basis-points in interest rates would have reduced the fair value of our remaining fixed-rate debt instruments by approximately $13,900,000 as of September 30, 2008.

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

As of September 30, 2008, management determined that we had an unremediated material weakness in internal control over financial reporting identified in the preparation of our annual report on Form 10-K for the year ended December 31, 2007. We did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

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

In addition, we have completed a comprehensive strategic review and announced a strategic plan. As announced on March 27, 2008, this strategic plan is expected to involve a significant reduction in our geographic footprint and product focus, which will have the effect of reducing the number of foreign locations where remediation actions are required. On September 11, 2008, we completed the sale of our business operations located in Western and Eastern Europe, Middle East and Africa to Meda.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, Commitments and Contingencies, of the notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

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

The SEC is conducting an investigation regarding events and circumstances surrounding trading in our common stock and the public release of data from our first pivotal Phase III trial for taribavirin in March 2006. In addition, the SEC requested information regarding our restatement of certain historical financial statements announced in March 2008, data regarding our stock option grants since January 1, 2000 and information about our pursuit in the Delaware Chancery Court of the return of certain bonuses paid to Milan Panic, a former chairman and chief executive officer, and others. In September 2006, our board of directors established the Special Committee to review our historical stock option practices and related accounting. The Special Committee concluded its investigation in January 2007. We have briefed the SEC with the results of the Special Committee’s investigation. We have cooperated fully and will continue to cooperate with the SEC on its investigation. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director, our business (including our ability to complete financing transactions) and the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have an adverse impact on our business or the trading price of our securities regardless of the ultimate outcome of the investigation. In addition, the SEC inquiry has resulted in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue, or increase, until the investigation is concluded.

Adverse U.S. and international economic and market conditions may adversely affect our product sales and business.

Current U.S. and international economic and market conditions are uncertain. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including the recent crisis in the credit markets and financial services industry. If domestic and global economic and market conditions remain uncertain or persist or deteriorate further, we may experience material impacts on our business, operating results and financial condition. Adverse economic conditions impacting our customers, including among others, increased taxation, higher unemployment, lower customer confidence in the economy, higher customer debt levels, lower availability of customer credit, higher interest rates and hardships relating to declines in the stock markets, could cause purchases of our products to decline, which could adversely affect our revenues and operating results.

Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions estimated by us, our investors or the securities analysts that follow our common stock, could have a material adverse effect on our business and result in a decline in the price of our common stock.

Adverse economic and market conditions could also negatively impact our business by negatively impacting the parties with whom we do business, including among others, our business partners (including our customers as well as our alliance partners from whom we receive royalties and milestone payments), our manufacturers and our suppliers.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200 million of our outstanding common stock in a 24-month period. In June 2008, our board of directors increased the authorization to $300 million, over the original 24-month period. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of shares to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements and alternate investment opportunities. The share repurchase program may be modified or discontinued at any time. The total number of shares repurchased pursuant to this program was 11,466,600 as of September 30, 2008. We have used $190,979,000 to repurchase these shares. In addition, as of September 30, 2008, we have sold 324,474 treasury shares to certain executives pursuant to executive employment agreements.

Set forth below is the information regarding shares repurchased under the stock repurchase program during the three months ended September 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	may yet be
	Total Number of	Average Price	Part of Publicly	Purchased under the
Period	Shares Repurchased	Paid per Share	Announced Plan	Plan
				(In thousands)

7/1/08 - 7/31/08	1,361,641	$17.43	8,264,320	$169,858
8/1/08 - 8/31/08	1,732,825	$18.88	9,997,145	$137,108
9/1/08 - 9/30/08	1,469,455	$19.09	11,466,600	$109,020

Total	4,563,921	$18.52

Item 6.	Exhibits

Exhibit

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
10	.1†	Separation and Release Agreement dated as of July 11, 2008 between Valeant Pharmaceuticals International and Charles J. Bramlage, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated July 16, 2008, which is incorporated herein by reference.
10.2		Acquisition Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.

Exhibit

10.3		Asset Transfer and License Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.
10	.4†	Performance Restricted Stock Unit and Matching RSU Award Agreement between Valeant Pharmaceuticals International and Peter J. Blott, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, dated August 27, 2008, which is incorporated herein by reference.
10	.5**	License and Collaboration Agreement, dated August 27, 2008 between Valeant Pharmaceuticals North America and Glaxo Group Limited, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, dated August 29, 2008, which is incorporated herein by reference.
10	.6**	Agreement and Plan of Merger, dated as of September 16, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquistion Corp. (the “Coria Merger Agreement”).
10.7		Amendment to the Coria Merger Agreement, dated as of October 15, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquistion Corp.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: November 7, 2008

/s/ Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2008

EXHIBIT INDEX

Exhibit

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
10	.1†	Separation and Release Agreement dated as of July 11, 2008 between Valeant Pharmaceuticals International and Charles J. Bramlage, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated July 16, 2008, which is incorporated herein by reference.
10.2		Acquisition Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.
10.3		Asset Transfer and License Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.
10	.4†	Performance Restricted Stock Unit and Matching RSU Award Agreement between Valeant Pharmaceuticals International and Peter J. Blott, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, dated August 27, 2008, which is incorporated herein by reference.
10	.5**	License and Collaboration Agreement, dated August 27, 2008 between Valeant Pharmaceuticals North America and Glaxo Group Limited, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, dated August 29, 2008, which is incorporated herein by reference.
10	.6**	Agreement and Plan of Merger, dated as of September 16, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquistion Corp. (the “Coria Merger Agreement”).
10.7		Amendment to the Coria Merger Agreement, dated as of October 15, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquistion Corp.
15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.