Form 10-K
period 2008-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2009-03-02
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $1,531,002,000.

The number of outstanding shares of the Registrant’s common stock as of February 25, 2009 was 82,178,547.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Valeant Pharmaceuticals International’s definitive Proxy Statement for the 2009 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

In addition to current and historical information, this report contains forward-looking statements. These statements relate to, but are not limited to, our future operations, future alliance revenue, prospects, potential products, developments and business strategies. Words such as “expects,” “anticipates,” “intends,” “plans,” “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential,” or “continue” or similar language identify forward-looking statements.

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

Acanya, Atralin, Bedoyecta, Bisocard, CeraVe, Cloderm, Diastat, Diastat AcuDial, Efudex/Efudix, Kinerase, Librax, Mestinon, Migranal, M.V.I., Nyal, Virazole and Zelapar are trademarks or registered trademarks of Valeant Pharmaceuticals International or its related companies or are used under license. This annual report also contains trademarks or trade names of other companies and those trademarks and trade names are the property of their respective owners.

PART I

Item 1.	Business

Unless the context indicates otherwise, when we refer to “we,” “us,” “our,” “Valeant” or the “Company” in this Form 10-K, we are referring to Valeant Pharmaceuticals International and its subsidiaries on a consolidated basis.

Introduction

We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and OTC products are marketed under brand names and are sold in the United States, Canada, Australia, and New Zealand, where we focus most of our efforts on the dermatology and neurology therapeutic classes. We also have branded generic and OTC operations in Europe and Latin America which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.

Business Strategy

In March 2008, we announced a new company-wide restructuring effort and new strategic initiatives (the “2008 Strategic Plan”). The restructuring was designed to streamline our business, align our infrastructure to the scale of our operations, maximize our pipeline assets and deploy our cash assets to maximize shareholder value, while highlighting key opportunities for growth.

We have built our current business infrastructure by executing our multi-faceted strategy: 1) focus the business on core geographies and therapeutic classes, 2) maximize pipeline assets through strategic partnerships with other pharmaceutical companies, and 3) deploy cash with an appropriate mix of debt repurchases, share buybacks and selective acquisitions. We believe our multi-faceted strategy will allow us to expand our product offerings and upgrade our product portfolio with higher growth, higher margin assets.

Prior to the start of the 2008 Strategic Plan, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and, as a result, divested or discontinued certain non-strategic products. In September 2007, we decided to sell our rights to Infergen. We sold these rights to Three Rivers

Pharmaceuticals, LLC in January 2008. In 2007, we also sold product rights to Reptilase and Solcoseryl in Japan, our ophthalmic business in the Netherlands, and certain other products.

In March 2008, we sold certain assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”).

In June 2008, we sold our subsidiaries in Argentina and Uruguay. In September 2008, we sold our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”).

As a result of these dispositions, the following information has been adjusted to exclude the operations of Infergen and of the WEEMEA business. The results of these operations have also been classified as discontinued operations in our consolidated financial statements for all periods presented in this report.

In October 2008, we completed a worldwide License and Collaboration Agreement (“the Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc, (“GSK”), to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures.

In October 2008, we acquired Coria Laboratories Ltd. (“Coria”), a privately-held specialty pharmaceutical company focused on dermatology products in the United States. In November 2008, we acquired DermaTech Pty Ltd (“DermaTech”), an Australian specialty pharmaceutical company focused on dermatology products marketed in Australia. In December 2008, we acquired Dow Pharmaceutical Sciences, Inc. (“Dow”), a privately-held dermatology company that specializes in the development of topical products on a proprietary basis, as well as for pharmaceutical and biotechnology companies.

Segment Information

In connection with the 2008 Strategic Plan and resulting acquisitions and dispositions, we realigned our organization in the fourth quarter of 2008 in order to improve our execution and align our resources and product development efforts in the markets in which we operate. We have realigned segment financial data for the years ended December 31, 2007 and 2006 to reflect changes in our organizational structure that occurred in 2008.

Our products are sold through three segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. The Specialty Pharmaceuticals segment includes product revenues primarily from the United States, Canada, Australia and divested businesses located in Argentina, Uruguay and Asia. The Branded Generics — Europe segment includes product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment includes product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil.

Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and revenues associated with the Collaboration Agreement with GSK. Effective January 1, 2009, we will also generate alliance and services revenue from the development of dermatological products resulting from the acquisition of Dow.

For information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see Note 16 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K.

Pharmaceutical Products

Our current product portfolio comprises approximately 389 products, with approximately 982 stock keeping units. The following table summarizes sales by major branded product for each of the last three years (dollar amounts in thousands):

				% Increase
	Year Ended December 31,			(Decrease)
	2008	2007	2006	08/07	07/06

Efudex/Efudix	$61,156	$63,969	$71,878	(4)%	(11)%
Diastat AcuDial	46,226	51,264	50,678	(10)%	1%
Cesamet	37,282	26,710	18,985	40%	41%
Bedoyecta	35,922	42,384	49,935	(15)%	(15)%
Bisocard	27,252	22,414	15,818	22%	42%
Kinerase	21,184	26,684	25,245	(21)%	6%
Mestinon	17,568	21,266	20,745	(17)%	3%
M.V.I. (multi-vitamin infusion)	13,413	11,708	13,350	15%	(12)%
Migranal	13,230	13,534	11,592	(2)%	17%
Nyal	12,340	11,060	10,216	12%	8%
Virazole	12,332	11,091	13,202	11%	(16)%
Other products	295,260	300,967	302,166	(2)%	(0)%

Total product sales	$593,165	$603,051	$603,810	(2)%	0%

Efudex/Efudix	Efudex/Efudix is indicated for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a topical solution and cream under the Efudex/Efudix brand name and as generic fluorouracil, and provides effective therapy for multiple lesions.

Diastat/Diastat AcuDial	Diastat and Diastat AcuDial are gel formulations of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. Diastat and Diastat AcuDial are the only products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of such conditions outside of hospital situations.

Cesamet	Cesamet is a synthetic cannabinoid. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy.

Bedoyecta	Bedoyecta is a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy.

Bisocard	Bisocard is a Beta-blocker. It is indicated to treat hypertension and angina pectoris.

Kinerase	Kinerase is a range of science-based, over-the-counter and prescription cosmetic products that help skin look smoother, younger and healthier. Kinerase contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants. Kinerase helps to diminish the appearance of fine lines and wrinkles.

Mestinon	Mestinon is an orally active cholinesterase inhibitor used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body.

M.V.I.	M.V.I., multi-vitamin infusion, is a hospital dietary supplement used in treating trauma and burns.

Migranal	Migranal is a nasal spray formulation of dihydroergotamine indicated for the treatment of acute migraine headaches.

Nyal	Nyal is a range of over-the-counter products covering an extensive range of tablets, liquids and nasal sprays to treat cough, cold, flu, sinus and hayfever symptoms.

Virazole	Virazole is our brand name for ribavirin, a synthetic nucleoside with antiviral activity. It is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to respiratory syncytial virus. Virazole has also been approved for various other indications in countries outside the United States including herpes zoster, genital herpes, chickenpox, hemorrhagic fever with renal syndrome, measles and influenza.

Alliance Revenue and Service Revenue

Our royalties have historically been derived from sales of ribavirin, a nucleoside analog that we discovered. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. We also licensed ribavirin to Roche in 2003. Roche discontinued royalty payments to us in June 2007 when the European Patent Office revoked a ribavirin patent which would have provided protection through 2017.

Ribavirin royalty revenues were $59.4 million, $67.2 million and $81.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and accounted for 9%, 10% and 12% of our total revenues in 2008, 2007 and 2006, respectively. Royalty revenues in 2008, 2007 and 2006 were substantially lower than those in prior years. This decrease had been expected and relates to: 1) Roche’s discontinuation of royalty payments to us in June 2007, 2) Schering-Plough’s market share losses in ribavirin sales, 3) reduced Schering-Plough sales in Japan from a peak in 2005 driven by the launch of combination therapy and 4) further market share gains by generic competitors in the United States since they entered the market in April 2004.

We expect ribavirin royalties to decline significantly in 2009 in that royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

Beginning in January 2009, we will receive royalties from patent protected formulations developed by Dow and licensed to third parties. In 2008, Dow had royalties of approximately $20.0 million.

Beginning in January 2009, we will receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. The services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling, and regulatory affairs. In 2008, Dow had revenue from contract research services of approximately $25.0 million.

Business Acquisitions

In December 2008, we acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments. We paid $242.5 million in cash, net of cash acquired, and incurred transaction costs of $5.4 million. We paid $5.6 million in January 2009. We have remaining payment obligations of $36.0 million, $35.0 million of which we will pay by June 30, 2009 into an escrow account for the benefit of the Dow common stockholders, subject to any indemnification claims made by us for a period of eighteen months following the acquisition closing. We have granted a security interest to the Dow common stockholders in certain royalties to be paid to us until we satisfy our obligation to fund the $35.0 million escrow account. The accounting treatment for the acquisition requires the recognition of an additional $95.9 million of conditional purchase consideration because the fair value of the net assets acquired exceeded the total amount of the acquisition price. Contingent consideration of up to $235.0 million may be incurred for future milestones related to certain pipeline products still in development. Over 85% of this contingent consideration is dependent upon the achievement of approval and commercial targets. Future contingent consideration paid in excess of the $95.9 million will be treated as an additional cost of the acquisition and result in the recognition of goodwill.

In November 2008, we acquired DermaTech for aggregate cash consideration of $15.5 million, including transaction costs and working capital adjustments.

In October 2008, we acquired Coria for aggregate cash consideration of $96.9 million, including transaction costs and working capital adjustments. As a result of the acquisition, we acquired an assembled sales force and a suite of dermatology products which enhanced our existing product base.

For information regarding these acquisitions, see Note 3 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K.

Collaboration Agreement

In October 2008, we closed a worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (“GSK”), to collaborate with GSK to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures.

Pursuant to the terms of the Collaboration Agreement, we granted co-development rights and worldwide commercialization rights to GSK. We agreed to collaborate with GSK on the development and marketing of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”). In addition, we granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to retigabine worldwide.

GSK paid us $125.0 million in upfront fees pursuant to the Collaboration Agreement. In addition, GSK has agreed to pay us up to $545.0 million based upon the achievement of certain regulatory, commercialization and sales milestones and the development of additional indications for retigabine. GSK has also agreed to pay us up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to retigabine. We will share up to 50% of net profits within the United States, Australia, New Zealand, Canada and Puerto Rico, and will receive up to a 20% royalty on net sales of retigabine outside those regions. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay us royalties of up to 20% of net sales of products based upon such backup compounds.

We will jointly fund research and development and pre-commercialization expenses for retigabine with GSK in the Collaboration Territory. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against payments owed to us under the Collaboration Agreement. GSK will solely fund the development of any backup compound and will be responsible for all expenses outside of the Collaboration Territory. Following the launch of a retigabine product, we will share operating expenses equally with respect to retigabine in the Collaboration Territory. We expect to complete our research and development and pre-commercialization obligations by mid to late 2010.

GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $90.0 million of the upfront fee; however, the refundable portion will decline over the time the Collaboration Agreement is in effect. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions over the time the Collaboration Agreement is in effect. Unless otherwise terminated, the Collaboration Agreement will continue on a country-by-country basis until GSK has no remaining payment obligations with respect to such country.

Our rights to retigabine are subject to an Asset Purchase Agreement between Meda Pharma GmbH & Co. KG (“Meda Pharma”), the successor to Viatris GmbH & Co. KG, and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the “Meda Pharma Agreement”). Under the terms of the Meda Pharma Agreement, we are required to pay Meda Pharma milestone payments of $8.0 million upon acceptance of the filing of an NDA and $6.0 million upon approval of the NDA for retigabine. We are also required to pay royalty rates which, depending on the geographic market and sales levels, vary from 3% to 8% of net sales. Under the Collaboration Agreement with GSK, these royalties will be treated in the Collaboration Territory as an operating expense and shared by GSK and the Company pursuant to the profit sharing percentage then in effect. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK. We are required to make additional milestone payments to Meda Pharma of up to $5.3 million depending on certain licensing activity. As a result of entering into the Collaboration Agreement with GSK, we paid Meda Pharma a milestone payment of $3.8 million in October 2008. An additional payment of $1.5 million could become due if a certain indication for retigabine is developed and licensed to GSK.

During the three months ended December 31, 2008, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $13.1 million as outlined in the table below. We recorded a credit of $4.1 million against our share of the expenses to equalize our expenses with GSK.

Three Months Ended
December 31, 2008

Valeant selling, general and administrative	$483
Valeant research and development costs	10,193

10,676
GSK expenses	2,394

Total spending for Collaboration Agreement	$13,070

Equalization (difference between individual partner costs and 50% of total)	$4,141

The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and the remaining upfront payment for the Collaboration Agreement during the following period:

	Three Months Ended December 31, 2008
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development

Upfront payment from GSK	$125,000	$—	$—	$—
Incurred cost	—	—	483	10,193
Incurred cost offset	(6,535)	—	(483)	(6,052)
Recognize alliance revenue	(4,374)	(4,374)	—	—

Release from upfront payment	(10,909)	—	—	—

Remaining upfront payment from GSK	114,091	—	—	—

Equalization receivable from GSK	4,141	—	—	(4,141)

Total equalization receivable from GSK	$4,141	—	—	—

Total expense and revenue		$(4,374)	$—	$—

Accrued liabilities	$35,581
Other liabilities	52,297
Deferred revenue short-term	14,566
Deferred revenue long-term	11,647

Remaining upfront payment from GSK	$114,091

Research and Development

Our research and development organization focuses on the development of products through clinical trials. We currently have two compounds in late-stage clinical development, retigabine and taribavirin, as well as several other product candidates in development that were acquired as part of our Dow acquisition.

Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $87.0 million, $98.0 million and $105.4 million, respectively. The reduction in research and development expenses in 2008 compared with 2007 is primarily due to the offset of expenses attributable to the Collaboration Agreement with GSK. The reduction in research and development expenses in 2007 compared with 2006 is primarily due to the discontinuation of our discovery operations and the sale of the pradefovir rights to Schering-Plough, partly offset by the increase in clinical development expense for retigabine.

As of December 31, 2008, there were 171 employees involved in our research and development efforts.

Products in Development

Retigabine

Subject to the terms of the Collaboration Agreement with GSK, we are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. The results of the key Phase II study indicated that the compound is potentially efficacious with a demonstrated statistically significant reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures.

Following a Special Protocol Assessment by the FDA, two Phase III trials of retigabine were initiated in 2005. One Phase III trial (“RESTORE 1”; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) was conducted at approximately 50 sites, mainly in the Americas (United States, Central/South America); the second Phase III trial (“RESTORE 2”) was conducted at approximately 70 sites, mainly in Europe.

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

The intent-to-treat (“ITT”) median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 44.3% (n=153) and 17.5% (n=152) for the retigabine arm and placebo arm of the trial, respectively. The responder rate, defined as > 50% reduction in 28-day total partial seizure frequency compared with the baseline period, during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 55.5% (n=119) and 22.6% (n=137) for the retigabine arm and the placebo arm of the trial, respectively.

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

On May 13, 2008, we announced clinical data results for RESTORE 2. RESTORE 2 evaluated the 600 and 900 mg daily doses of retigabine versus placebo in patients taking stable doses of one to three additional AEDs. Retigabine at both the 600 mg and 900 mg doses demonstrated highly statistically significant results on the primary efficacy endpoints important for regulatory review by both the FDA and the EMEA.

The ITT median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 15.9% (n=179), 27.9% (n=181) and 39.9% (n=178) for the placebo, retigabine 600 mg and retigabine 900 mg arms of the trial, respectively. The responder rate, defined as > 50% reduction in 28-day total partial seizure frequency compared with the baseline period, during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 18.9% (n=164), 38.6% (n=158) and 47.0% (n=149) for the placebo, retigabine 600 mg and retigabine 900 mg and placebo arms of the trial, respectively.

During RESTORE 2, 14.4% and 25.8% of patients in the retigabine 600 mg and 900 mg arms, respectively, and 7.8% of patients in the placebo arm withdrew due to adverse events. As expected, the most common side effects associated with retigabine in RESTORE 2 included dizziness, somnolence, and fatigue and were generally seen at much lower rates than at the 1200 mg dose in the RESTORE 1 trial. Results of the study were presented at the 62nd American Epilepsy Society annual meeting, Seattle, WA in December 2008.

In March 2007, we initiated development of a modified release formulation of retigabine. In addition, in November 2007, we began enrolling patients into a randomized, double-blind, placebo-controlled Phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. We completed enrollment at the end of 2008.

As discussed in more detail in the subsection “Collaboration Agreement” above, in October 2008, we completed a worldwide Collaboration Agreement with GSK for the continued development and pre-commercialization of retigabine and its backup compounds and received $125.0 million in upfront fees from GSK. We will jointly develop and commercialize retigabine in the Collaboration Territory and GSK will develop and commercialize retigabine in the rest of the world. To the extent that our expected development and pre-commercialization expenses under the Collaboration Agreement are less than $100.0 million, the difference will be recognized as alliance revenue over the period prior to the launch of a retigabine product. We expect to complete our development efforts by mid to late 2010.

External research and development expenses for retigabine, net of Collaboration Agreement credits in 2008, were $41.8 million and $49.2 million in 2008 and 2007, respectively.

Taribavirin

Taribavirin (formerly referred to as viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing taribavirin in oral form for the treatment of hepatitis C.

Preclinical studies indicated that taribavirin, a prodrug of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In 2006, we reported the results of two pivotal Phase III trials for taribavirin. The Viramidine Safety and Efficacy Versus Ribavirin (“VISER”) trials included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response (“SVR”)). The results of the VISER trials met the safety endpoint of a reduced incidence of anemia but did not meet the efficacy endpoint.

The studies demonstrated that 38-40% of patients treated with taribavirin achieved SVR and that the drug has a safety advantage over ribavirin by significantly reducing the number of subjects who developed anemia, but that it was not comparable to ribavirin in efficacy at the fixed dose of 600 mg which was studied. We believe that the results of the studies were significantly impacted by the dosing methodology which employed a fixed dose of taribavirin for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results led us to believe that the dosage of taribavirin, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. Additionally we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives and to deliver doses of taribavirin derived ribavirin comparable to the doses of ribavirin that are used as standard of care.

Based on our analysis, we initiated a Phase IIb study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon, compared with ribavirin in combination with pegylated interferon. In the VISER program, taribavirin was administered in a fixed dose of 600 mg BID (approximately equivalent to 13-18 mg/kg).

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

On March 17, 2008, we reported the results of the 12-week analysis of the taribavirin Phase IIb study. The 12-week early viral response (“EVR”) data from the Phase IIb study showed comparable reductions in viral load for weight-based doses of taribavirin and ribavirin. The anemia rate was statistically significantly lower for patients receiving taribavirin in the 20mg/kg and 25mg/kg arms versus the ribavirin control arm. The most common adverse events were fatigue, nausea, flu-like symptoms, headache and diarrhea. The incidence rates among treatment arms were generally comparable except with respect to diarrhea. Diarrhea was approximately twice as common in taribavirin patients as ribavirin patients. However, the diarrhea was not treatment limiting for taribavirin or ribavirin patients.

We presented treatment week 24 results from our Phase IIb study evaluating weight-based dosing with taribavirin vs. weight-based ribavirin (both in combination with Peginterferon alfa-2b in naïve, chronic hepatitis C, genotype 1 patients) at the 59th annual American Association for the Study of Liver Disease, San Francisco, CA in November 2008. On November 24, 2008, we published the 48-week end of treatment results in a press release, and these are the subject of a platform presentation at the upcoming European Association for Study of Liver Disease (“EASL”) meeting in Copenhagen in April 2009. These results and the week 60 follow up results continue to demonstrate a consistent and similar viral response rate for both taribavirin and ribavirin at all doses studied, while the beneficial effect of taribavirin on anemia has been maintained throughout the duration of therapy.

We are actively seeking potential partners for the taribavirin program. External research and development expenses for taribavirin were $8.5 million and $8.1 million in 2008 and 2007, respectively.

Dermatology Products

A number of late stage dermatology product candidates in development were acquired as part of the acquisition of Dow on December 31, 2008. These include, but are not limited to:

IDP-107:  IDP-107 is an antibiotic for the treatment of moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit and can be identified by the presence of inflammatory and non-inflammatory lesions, pustules, papules, or pimples. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives. IDP-107 is currently in Phase II studies.

IDP-108:  IDP-108 is an antifungal targeted to treat Onychomycosis. It is an investigational topical drug for nail, hair, and skin fungal infections. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e. ergosterol synthesis inhibition. IDP-108, in a non-lacquer formulation, is currently in Phase II studies.

IDP-113:  IDP-113 has the same active pharmaceutical ingredient as IDP-108. IDP-113 is a topical therapy in solution form for the treatment of tinea capitis, which is a fungal infection of the scalp characterized by bald patches. IDP-113 is currently in Phase II studies.

IDP-115:  IDP-115 is a product that combines an active ingredient with sunscreen agents providing SPF for the treatment of rosacea. IDP-115 has completed Phase II clinical trials. Rosacea is characterized by erythema that begins on the central face and can spread to the cheeks, nose, and forehead and less commonly affect the neck, chest, ears, and scalp.

Other Development Projects

Diastat Intranasal:  Our product Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. In order to improve the convenience of this product, we had initiated the development of a novel intranasal delivery of diazepam. Our external research and development expenses for Diastat Intranasal were $3.0 million and $1.4 million for 2008 and 2007, respectively. In February 2009, we decided to terminate this development program.

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

In the United States, the Hatch Waxman Act provides nonpatent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in an NDA. The FDA is prohibited during those five years from approving a generic, or Abbreviated New Drug Application (“ANDA”), that references the NDA.

A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to eight years from the date of the first approval of a drug by the EMEA and no generic drug can be marketed for ten years from the approval of the innovator product. Under both the United States and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy.

Exclusivity Rights with Respect to Retigabine and Taribavirin

We own a United States composition of matter patent (which will expire in 2013) directed to retigabine without regard to crystalline form; we anticipate that this patent will be extended to 2018 upon approval of retigabine pursuant to the patent term restoration provisions of the Hatch-Waxman Act. We also own two United States patents

(both of which will expire in 2018) that are directed to specific crystalline forms of retigabine. In addition, we own a number of United States patents and pending applications, with expiration dates ranging from 2016 to 2023, directed to the use of retigabine to treat a variety of disease indications. We also own several patents and pending applications in foreign countries with expiration dates ranging from 2012 to 2024.

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

Exclusivity with Respect to Ribavirin

Royalty payments from Schering-Plough do not depend on the existence of a patent. We expect ribavirin royalties to continue to decline significantly in 2009 in that royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. Royalties from Schering-Plough in Japan will continue after 2009.

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

Government Regulations

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. FDA approval must be obtained in the United States, EMEA approval must be obtained for countries that are part of the European Union and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans.

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

Failures to comply with the applicable legal requirements at any time during the product development process, approval process or after approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a hold on clinical trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. In addition, newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings, precautions and contraindications.

Manufacturers of drug products are required to comply with manufacturing regulations, including current good manufacturing regulations enforced by the FDA and similar regulations enforced by regulatory agencies outside the United States. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate. We are also subject to extensive health care marketing and fraud and abuse regulation by the federal and state governments and foreign countries in which we may conduct our business. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

Environmental Regulation

We are subject to national, state, and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our development and manufacturing activities involve the controlled use of hazardous materials.

Marketing and Customers

Our four major geographic markets are: the United States, Mexico, Poland and Canada. During the year ended December 31, 2008, we derived approximately 77% of our sales from these markets. U.S. sales represented 37% of our total consolidated product net sales in 2008, 2007 and 2006. Poland accounted for 19%, 15% and 12% of our total consolidated net sales in 2008, 2007 and 2006, respectively, while Mexico accounted for 18%, 21% and 26%, respectively. Sales to McKesson Corporation and its affiliates in the United States, Canada and Mexico for the years ended December 31, 2008, 2007 and 2006 were 24%, 24% and 27%, respectively, of our total consolidated product net sales. Sales to Cardinal Healthcare in the United States for the years ended December 31, 2008, 2007 and 2006 were 17%, 12% and 12% respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total product net sales.

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

In October 2008, we signed an agreement with GSK, for the promotion of Diastat and Diastat AcuDial. Under the terms of the agreement, GSK has exclusive rights to promote Diastat and Diastat AcuDial to U.S. physicians in 2009, with an option to extend the term by mutual agreement. We will continue to record the sales of Diastat and Diastat AcuDial and will be responsible for ongoing brand development.

Competition

Our competitors include specialty and large pharmaceutical companies, biotechnology companies, OTC companies, academic and other research and development institutions and generic manufacturers, both in the United States and abroad. In addition, our cosmeceutical Kinerase and CeraVe products also face competition from manufacturers of non-prescription cosmetic products. The dermatology competitive landscape is highly fragmented, with a large number of mid size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. Our competitors are pursuing the development of pharmaceuticals and OTC products that target the same diseases and conditions that we are targeting in neurology, infectious disease and dermatology.

Products being developed by our competitors to treat epilepsy include, but are not limited to:

•	Eisai’s rufinamide, which was approved by the FDA in November 2008 for the treatment of Lennox-Gastaut Syndrome (LGS), and is under review for the treatment of partial onset seizures;

•	UCB’s lacosamide (previously Schwarz) was approved by the FDA for the treatment of partial onset seizures in October 2008;

•	An extended release version of Keppra, Keppra XR, was approved by the FDA in September 2008, and an extended release version of Lamictal is currently under review; and

•	Anti-epileptic drugs (AEDs) in Phase III development for the treatment of epilepsy include carisbamate by Ortho-McNeil, Inc. and brivaracetam by UCB. There are many AEDs in Phase II development for the treatment of epilepsy.

Products being developed by our competitors to treat hepatitis C include, but are not limited to:

•	Interferons or immunomodulators being developed by Novartis/Human Genome Sciences, Intarcia, Anadys, and SciClone;

•	IMPDH inhibitors being developed by Roche, Vertex and others;

•	Protease or polymerase inhibitors being developed by InterMune, Vertex/Johnson & Johnson, Schering-Plough, Novartis, Wyeth/Viropharma and Idenix; and

•	NS-5A inhibitors being developed by Bristol Myers Squibb and others.

The success of any of our competitors’ products or products in development could adversely affect our expected revenues for retigabine and taribavirin, if approved.

We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold.

We also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. We currently have one significant product, Cesamet, which does not currently have generic competition and which is not protected by patent or regulatory exclusivity. Sales of Cesamet were $37.3 million and $26.7 million in 2008 and 2007, respectively. In mid 2008 the first generic competitor to Efudex, which is not protected by patent or regulatory exclusivity, was launched. Sales of Efudex were $61.2 million and $64.0 million in 2008 and 2007, respectively.

On October 12, 2007, we settled a patent infringement lawsuit with Kali Laboratories, Inc. regarding Kali’s submission of an ANDA with the FDA seeking approval for a generic version of Diastat (a diazepam rectal gel). Under the terms of this settlement, we agreed that Valeant would allow Barr Laboratories, with whom Kali has a marketing agreement, to introduce a generic version of Diastat and Diastat AcuDial on or after September 1, 2010, or earlier under certain circumstances.

Manufacturing

We currently operate four manufacturing plants. We reduced the number of manufacturing sites in our global manufacturing and supply chain network from 15 sites in 2003. In June 2007, we sold our former manufacturing facilities in Basel, Switzerland and Puerto Rico to Legacy Pharmaceuticals International, reducing the number of sites in our network to four.

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

In 2009, we estimate that approximately 61% of our products and approximately 63% of our product sales will be produced by third party manufacturers under toll manufacturing arrangements.

The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources. We have not experienced any significant shortages in supplies of such raw materials.

Employees

As of December 31, 2008, we had 2,331 employees. These employees include 788 in production, 991 in sales and marketing, 171 in research and development, 99 in service related positions, and 282 in general and administrative positions. Collective bargaining exists for some employees in a number of markets. We currently consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Product Liability Insurance

We have had product liability insurance to cover damages resulting from the use of our products since March 2005. Prior to 2005, we obtained product liability insurance coverage only for certain products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.

Foreign Operations

Approximately 63%, 63% and 67% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2008, 2007 and 2006, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations.

Available Information

Our Internet address is www.valeant.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 1A.	Risk Factors

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

Current U.S. and international economic and market conditions are uncertain. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including the challenges faced in the credit markets and financial services industry. If domestic and global economic and market conditions remain uncertain or persist or deteriorate further, we may experience material impacts on our business, operating results and financial condition. Adverse economic conditions impacting our customers, including among others, increased taxation, higher unemployment, lower customer confidence in the economy, higher customer debt levels, lower availability of customer credit, higher interest rates and hardships relating to declines in the stock markets, could cause purchases of our products to decline, which could adversely affect our revenues and operating results.

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

If retigabine, taribavirin and other product candidates in development do not become approved and commercially successful products, our ability to generate future growth in revenue and earnings will be adversely affected.

We focus our development activities on areas in which we have particular strengths. The outcome of any development program is highly uncertain. Products in clinical trials may fail to yield a commercial product, or a product may be approved by the FDA yet not be a commercial success. Success in preclinical and early stage clinical trials may not necessarily translate into success in large-scale clinical trials.

In addition, we or a partner will need to obtain and maintain regulatory approval in order to market retigabine, taribavirin and other product candidates. Even if they appear promising in large-scale Phase III clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market a product or onerous risk management programs, thereby reducing the size of the market that we would be able to address or our product may not be chosen by physicians for use by their patients. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may not be able to generate significant revenue, if any, from retigabine, taribavirin and other product candidates.

We may be unable to identify, acquire and integrate acquisition targets successfully.

In 2008, we made three acquisitions. Part of our strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. Such acquisitions or arrangements may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	difficulties in assimilating any acquired workforce and merging operations;

•	attrition and the loss of key personnel;

•	an acquired business, product, technology or other asset or arrangement may not further our business strategy as anticipated;

•	we may overpay for a business, product technology or other asset or arrangement, or the economic or market conditions or assumptions underlying our strategic decision may change;

•	we may encounter difficulties entering and competing in new product or geographic markets, and we may face increased competition;

•	we may experience significant problems or liabilities, including increased intellectual property and employment related litigation exposure, associated with acquired business, product, technology or other asset or arrangement;

•	in connection with any such acquisition or arrangement, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute the then-current stockholders’ percentage ownership or incur substantial debt or contingent liabilities, or we may not be able to successfully finance such acquisition or arrangement; and

•	the related purchase price may require us to record material amounts of goodwill, charges and other intangible assets, which could result in significant impairment and charges and amortization expense in future periods.

Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.

In addition, from time to time we may enter into negotiations for acquisitions or arrangements that are not ultimately consummated. We compete for acquisition candidates or arrangements with other entities, some of which have financial and other resources that greatly exceed ours. Negotiations for acquisitions or arrangements that are not ultimately consummated could result in significant diversion of management time, as well as substantial out-of-pocket costs.

We cannot forecast the number, timing or size of future acquisitions or arrangements, or the effect that any such transactions might have on our operating or financial results. Any such acquisition or arrangement could disrupt our business and harm our operating results and financial condition. Our failure to implement successfully our acquisition strategy would limit our potential growth and could have a material adverse effect on our business.

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

If we identify a material weakness in our internal control over financial reporting in future periods, our stock price could be adversely affected and our ability to prepare complete and accurate financial statements in a timely manner could be adversely affected.

We identified a material weakness in our internal control over financial reporting as of December 31, 2007. The material weakness, which arose primarily as a result of our lack of a sufficient complement of personnel in our foreign locations and monitoring controls at the corporate level, is further described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2007. Because of the foregoing, we concluded that certain financial statements, earnings press releases and similar communications should no longer be relied upon and that certain of our financial statements would need to be restated. We also concluded that our disclosure controls and procedures were not effective as of December 31, 2007. As more fully described in Item 9A of the annual report on Form 10-K, during the year ended December 31, 2008, we took steps to remediate this material weakness and to improve our disclosure controls and procedures.

If we fail to maintain our disclosure controls and procedures at the reasonable assurance level, our financial statements and related disclosure could contain material misstatements, the preparation and filing of our financial statements and related filings could be delayed, and substantial costs and resources may be required to remediate any weaknesses or deficiencies or to improve our disclosure controls and procedures. If we cannot produce reliable and timely financial statements, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly or we may be unable to obtain financing on acceptable terms, and our business and financial condition could be harmed.

The results from the interim analyses of our Phase IIb study for taribavirin may not be predictive of the final results of the 72-week Phase IIb study or of any subsequent clinical trial necessary for approval of taribavirin.

We have reported results of the interim analyses (week 12 and week 48) of the 72-week taribavirin Phase IIb study (see Part II, Item 7, Products in Development). These results may not be predictive of the final results of the full 72-week study or of any subsequent clinical trial necessary for the approval of taribavirin. Thus we give no assurance that taribavirin will ultimately meet its clinical efficacy or safety endpoints, that we will conduct additional trials necessary for approval or that, if we conduct such additional trials, the results will lead to approval of taribavirin by the FDA or similar authority or any foreign government.

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

The levels at which government authorities, private health insurers, HMOs and other organizations reimburse the cost of drugs and treatments related to those drugs will impact the successful commercialization of our drugs. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. If reimbursement is not available or is available only on a limited basis, we may not be able to obtain a satisfactory financial return on the manufacture and commercialization of existing and future drugs. Third-party payers may not establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development or our continued manufacture and sale of existing drug products.

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

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. We are a nominal defendant in three shareholder derivative lawsuits which assert claims related to our historic stock option practices. In addition, the SEC has opened a formal inquiry into our historical stock option grant practices. We cannot assure you that this current litigation, the SEC inquiry or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If competitors develop more effective or less costly drugs for our target indications, our business could be seriously harmed.

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

We manufacture and have contracted with third parties to manufacture some of our drug products, including products under the rights acquired from other pharmaceutical companies. Manufacturers are required to adhere to current good manufacturing (“cGMP”) regulations enforced by the FDA or similar regulations required by regulatory agencies in other countries. Compliance with the FDA’s cGMP requirements applies to both drug products seeking regulatory approval and to approved drug products. Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with cGMP or similar standards before approval for marketing.

Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and obtain approval for our products on a timely and competitive basis, if at all. Our failure or that of our contract manufacturers to comply with cGMP regulations or similar regulations outside of the United States can result in enforcement action by the FDA or its foreign counterparts, including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution. In addition, delays or difficulties by us or with our contract manufacturers in producing, packaging, or distributing our products could adversely affect the sales of our current products or introduction of other products.

In addition to regulatory compliance risks, our contract manufacturers in the United States and in other countries are subject to a wide range of business risks, such as seizure of assets by governmental authorities, natural disasters, and domestic and international economic conditions. Were we or any of our contract manufacturers not able to manufacture our products because of regulatory, business or any other reasons, the manufacture of our products would be interrupted. This could have a negative impact on our sales, financial condition and competitive position.

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

We conduct a significant portion of our business outside the United States. Including ribavirin royalties, approximately 63% of our revenues from continuing operations were generated outside the United States during the years ended December 31, 2008 and 2007. We sell our pharmaceutical products in more than 40 countries around the world and employ approximately 1,834 individuals in countries other than the United States. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, severance and benefit payments and managing international operations;

•	exchange controls, currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	price controls restrictions on products sold in the relevant countries;

•	the burden of complying with multiple and potentially conflicting laws;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	market share and product sales in certain markets being dependent on actions by and relationships with key distributors;

•	greater difficulty in collecting accounts receivables in and moving cash out of certain geographic regions;

•	the need for a significant amount of available cash from operations to fund our business in a number of geographic and economically diverse locations; and

•	political, social and economic instability in emerging markets in which we currently operate.

If the counterparties to our convertible notes hedge and warrant transactions do not fulfill their obligations, if and when they occur, such a failure could have a material adverse effect on our financial position and results of operations, and result in stockholder dilution.

In connection with the issuance of the convertible notes, we entered into convertible notes hedge and warrant transactions with certain financial institutions, each of which we refer to as counterparty. The convertible notes hedge is comprised of purchased call options that are expected to reduce our exposure to the settlement value (potential cash payments or issuance of common stock, or a combination thereof) required to be incurred by us upon the conversion of the notes. The call options may be settled in cash, shares, or a combination thereof, at the option of the company. We have also entered into respective warrant transactions with the counterparties pursuant to which we will have sold to each counterparty warrants for the purchase of shares of our common stock. Together, each of the note hedges and warrant transactions are expected to provide us with some protection against increases in our stock price over the conversion price per share. Although we believe the counterparties are highly rated financial institutions, there are no assurances that the counterparties will be able to perform their respective obligations under the agreements we have with each of them. Any net exposure related to failure of the counterparties to perform their obligations under the agreements we have with them could have a material adverse effect on our financial position and results of operations and depending on how we settle our obligations, could result in stockholder dilution.

We are involved in various legal proceedings that could adversely affect us.

We are involved in several legal proceedings, including those described in Note 19 of notes to the consolidated financial statements. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

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

We are authorized to issue, without stockholder approval, approximately 10 million shares of preferred stock, 200 million shares of common stock and securities convertible into either shares of common stock or preferred stock. The board of directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of the Company.

We are subject to a consent order with the SEC.

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

Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-kickback Statute, the Foreign Corrupt Practices Act and other state and federal laws and regulations. Increasingly, states require pharmaceutical companies to have comprehensive compliance programs and to disclose certain payments made to healthcare providers or funds spent on marketing and promotion of drug products. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we do not realize the expected benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

Our prior restructuring plans were intended to improve operational efficiencies and our competitiveness. If we are unable to realize the benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our major facilities are in the following locations:

		Owned or	Square
Location	Purpose	Leased	Footage

Aliso Viejo, California	Corporate headquarters	Leased	109,948
Specialty Pharmaceuticals
Montreal, Canada	Offices and manufacturing facility	Owned	93,519
Petaluma, California	Offices and laboratories	Leased	50,435
Fort Worth, Texas	Offices	Leased	11,235
Branded Generics — Latin America
Mexico City, Mexico	Offices and manufacturing facility	Owned/Leased	232,387
Branded Generics — Europe
Rzeszow, Poland	Offices and manufacturing facility	Owned	446,661

In our opinion, facilities occupied by us are more than adequate for present requirements, and our current equipment is considered to be in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings

See Note 19 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (symbol: VRX). As of February 25, 2009 there were 4,447 holders of record of our common stock.

The following table sets forth, for the periods indicated the high and low sales prices of our common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2008		2007
Fiscal Quarters	High	Low	High	Low

First	$14.63	$11.00	$18.16	$16.62
Second	$17.71	$11.99	$18.82	$15.29
Third	$21.00	$16.00	$17.75	$15.17
Fourth	$23.28	$14.58	$15.96	$10.35

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative return on the Standard and Poor’s Mid Cap 400 Index (“S&P Mid Cap 400 Index”) and a 10-Stock Custom Composite Index (the “Custom Composite Index”) for the five years ended December 31, 2008. The Custom Composite consists of Allergan, Inc., Biovail Corporation, Cephalon, Inc., Forest Laboratories, Inc., Gilead Sciences, Inc., King Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Mylan Laboratories Inc., Shire Pharmaceuticals Group plc and Watson Pharmaceuticals, Inc.

Based on reinvestment of $100 beginning on December 31, 2003

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Valeant Pharmaceuticals International	100	106	74	71	50	95
S&P Mid Cap 400 Index	100	115	128	140	149	93
Custom Composite Index	100	91	112	127	126	108

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200.0 million of our outstanding common stock in a 24-month period. In June 2008, our board of directors increased the authorization to $300.0 million, over the original 24-month period. This program was completed in November 2008. The total number of shares repurchased pursuant to this program was 17,618,920 at an average price of $17.03 per share, including transaction costs.

In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding common stock or convertible subordinated notes in a 24-month period ending October 2010, unless earlier terminated or completed. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. As of December 31, 2008, we repurchased $32.6 million aggregate principal amount of our 3.0% Convertible Subordinated Notes due 2010 for $29.0 million in cash, in addition to the repurchase of 298,961 shares of our common stock for $6.1 million.

In addition, as of December, 31, 2008, we have sold 324,474 treasury shares to certain executives in connection with purchase requirements set forth in their executive employment agreements.

Set forth below is the information regarding shares repurchased under the repurchase programs during the fourth quarter of the year ended December 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased under the
Period	Repurchased	Per Share	Announced Plan	Plans
				(In thousands)

10/1/08 — 10/31/08	5,327,184	$17.53	5,327,184	$215,516
11/1/08 — 11/30/08	825,136	$18.76	825,136	$171,039
12/1/08 — 12/31/08	298,961	$20.38	298,961	$164,941

Total	6,451,281	$17.70	6,451,281

Dividend Policy

We did not declare and did not pay dividends in 2008 or 2007. Our board of directors reviews our dividend policy from time to time.

Item 6.	Selected Financial Data

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited consolidated financial statements which are not included in this annual report on Form 10-K. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)

Revenues:
Product sales	$593,165	$603,051	$603,810	$546,429	$431,436
Alliance revenue (including ribavirin royalties) (1)	63,812	86,452	81,242	91,646	76,427

Total revenues	656,977	689,503	685,052	638,075	507,863

Costs and expenses:
Cost of goods sold (excluding amortization)	167,916	158,060	161,008	145,403	119,610
Selling, general and administrative	278,019	292,001	283,559	253,743	212,757
Research and development costs, net	86,967	97,957	105,443	113,770	89,567
Acquired in-process research and development (2)	186,300	—	—	126,399	11,770
Gain on litigation settlements (3)	—	—	(51,550)	—	—
Restructuring, asset impairments and dispositions (4)	21,295	27,675	88,616	1,253	3,096
Amortization expense	49,973	55,985	51,295	49,335	42,629

Total costs and expenses	790,470	631,678	638,371	689,903	479,429

Income (loss) from operations	(133,493)	57,825	46,681	(51,828)	28,434
Other income (expense), net including translation and exchange	2,063	1,659	766	(1,993)	(3,682)
Loss on early extinguishment of debt (5)	(11,555)	—	—	—	(19,892)
Interest income	17,129	17,584	12,367	12,963	12,127
Interest expense	(30,486)	(42,921)	(43,470)	(40,045)	(48,964)

Income (loss) from continuing operations before income taxes and minority interest	(156,342)	34,147	16,344	(80,903)	(31,977)
Provision for income taxes (6)	33,913	13,535	36,577	67,034	57,739
Minority interest	7	2	3	287	233

Income (loss) from continuing operations	(190,262)	20,610	(20,236)	(148,224)	(89,949)
Income (loss) from discontinued operations, net of tax (7)	166,548	(26,796)	(37,332)	(40,468)	(63,960)

Net loss	$(23,714)	$(6,186)	$(57,568)	$(188,692)	$(153,909)

Basic income (loss) per share:
Income (loss) from continuing operations	$(2.17)	$0.22	$(0.22)	$(1.61)	$(1.07)
Income (loss) from discontinued operations	1.90	(0.29)	(0.40)	(0.45)	(0.76)

Net loss per share	$(0.27)	$(0.07)	$(0.62)	$(2.06)	$(1.83)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(2.17)	$0.22	$(0.22)	$(1.61)	$(1.07)
Income (loss) from discontinued operations	1.90	(0.29)	(0.40)	(0.45)	(0.76)

Net loss per share	$(0.27)	$(0.07)	$(0.62)	$(2.06)	$(1.83)

Dividends declared per share of common stock	$—	$—	$0.24	$0.23	$0.31

	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$199,582	$287,728	$311,012	$208,397	$208,517
Working capital(8)	177,843	416,552	353,159	226,062	440,344
Net assets of discontinued operations(7)	—	272,047	282,251	307,096	268,638
Total assets	1,187,352	1,494,262	1,505,692	1,515,539	1,522,160
Total debt(5)	448,529	784,207	780,255	776,674	779,591
Stockholders’ equity(1)(2)(3)(4)(5)(6)	203,425	414,103	430,390	435,558	471,538

Notes to Selected Financial Data:

(1)	Alliance revenue for the year ended December 31, 2008 included $4.4 million from the GSK Collaboration Agreement. Alliance revenue for the year ended December 31 2007 included a $19.2 million milestone payment received from Schering-Plough related to the outlicensing of pradefovir. Alliance revenue prior to 2007 consisted exclusively of royalties from Schering-Plough and Roche on their sales of ribavirin.

(2)	In connection with our acquisitions, portions of the purchase price are allocated to acquired in-process research and development on projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. Such costs are charged to research and development expense as of the date of the acquisition. In December 2008, we acquired Dow for approximately $385.1 million of which $185.8 million was allocated to in-process research and development costs and charged to expense. In October 2008, we acquired Coria for approximately $96.9 million of which $0.5 million was allocated to in-process research and development costs and charged to expense. In March 2005, we acquired Xcel for approximately $280.0 million of which $126.4 million was allocated to in-process research and development costs and charged to expense. In February 2004, we acquired from Amarin Corporation plc its U.S.-based subsidiary, Amarin Pharmaceuticals, Inc., and all of that subsidiary’s U.S. product rights. The total consideration paid for Amarin was $40.0 million, of which $11.8 million was allocated to in-process research and development costs and charged to expense in the year ended December 31, 2004.

(3)	In 2006, we recorded a gain on litigation settlement from litigation with a former chief executive officer, Milan Panic, of $17.6 million relating to Ribapharm bonuses. We also recorded a gain on litigation settlement from litigation with the Republic of Serbia of $34.0 million relating to the ownership and operations of a joint venture we formerly participated in known as Galenika.

(4)	In 2004, we incurred an expense of $3.1 million related to our manufacturing and rationalization plan. In 2005, we made the decision to dispose of another manufacturing plant in China which resulted in an asset impairment charge of $2.3 million. In 2005, we also recorded net gains of approximately $1.8 million resulting from the sale of the manufacturing plants in the United States, Argentina and Mexico.

In 2006, we incurred an expense of $88.6 million relating to the 2006 Restructuring. The expense included employee severance costs of $11.6 million, abandoned software and other capital assets of $22.2 million, asset impairment charges relating to fixed assets at a manufacturing facility and our former headquarters and research facility of $53.2 million and contract cancellation and other cash charges of $1.6 million.

In 2007, we incurred restructuring expenses of $27.7 million. In the first half of 2007, we incurred a restructuring expense of $18.1 million relating to the completion of the 2006 Restructuring, comprising employee severance costs of $3.8 million, other cash costs of $2.1 million, the elimination of accumulated foreign currency translation adjustments of $2.8 million and asset impairment charges relating to a manufacturing facility of $9.4 million. In March 2008, we announced that a strategic review initiated by our board of directors in October 2007 resulted in plans for a new restructuring program. Charges for this restructuring program incurred in 2007 were $9.6 million, comprising $1.0 million in executive severances, $4.7 million for professional service expenses, and $3.9 million for contract termination and transaction costs associated with the sale of our Asia businesses.

In 2008, we incurred restructuring expenses of $21.3 million relating to the 2008 Restructuring Plan. The expense included employee severance costs of $19.2 million, professional service fees related to the strategic review of our business of $10.4 million, contract cancellation and other cash costs of $8.0 million, stock compensation expense for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of certain subsidiaries and certain fixed assets of $10.8 million, and the loss on sale of subsidiaries in Argentina and Uruguay of $2.6 million, offset in part by the gain on sale of certain assets and subsidiaries in Asia of $34.5 million.

(5)	In November 2008, we repurchased $32.6 million aggregate principal amount of our 3.0% Convertible Subordinated Notes due 2010. In connection with this repurchase we recorded a gain on early extinguishment of debt of $3.3 million for the year ended December 31, 2008. In July 2008, we redeemed $300.0 million aggregate principal amount of 7.0% Senior Notes due 2011. In connection with this redemption, we recorded a loss on early extinguishment of debt of $14.9 million for the year ended December 31, 2008. In May and July 2004, we repurchased $326.0 million aggregate principal amount of our 6 1/2% Convertible Subordinated Notes due 2008. In connection with these repurchases, we recorded a loss on early extinguishment of debt of $19.9 million for the year ended December 31, 2004.

(6)	The tax provision in 2005 included a net charge of $27.4 million associated with an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 (including interest). The tax provision in 2007 includes a net credit of $21.5 million to partially reverse the 2005 charge, as a result of resolving many of the issues raised during the examination through an appeals process. In 2007, 2006, 2005 and 2004, we recorded valuation allowance increases of $53.1 million, $28.1 million, $39.9 million and $85.4 million, respectively, against our deferred tax asset to recognize the uncertainty of realizing the benefits of our accumulated U.S. and state net operating losses and credits. In 2007, the increase in the U.S. valuation allowance was offset by liabilities for uncertain tax positions of $60.1 million, with a net decrease of the valuation allowance of $7.0 million. As of December 31, 2008, the valuation allowances totaled $142.7 million. During 2008, based upon certain transactions including the sale of the WEEMEA business and reversal of our intent to indefinitely reinvest foreign earnings, we released $23.6 million and $4.5 million of the valuation allowance through additional paid-in capital and goodwill, respectively. Additionally, the tax provisions in 2005 and 2008 do not reflect tax benefits for acquired in-process research and development charged to expense.

(7)	In September 2008 and September 2007, we reclassified our WEEMEA business and Infergen operations, respectively, as discontinued operations. The consolidated financial statements have been reclassified for all historical periods presented. In 2006, the loss from discontinued operations was partly offset by the partial release of $5.6 million from a reserve for our environmental liability related to our former biomedical facility. In December 2005, we acquired the U.S. and Canadian rights to Infergen from InterMune. In this transaction, we charged $47.2 million to acquired in-process research and development. As a result of the reclassification of the Infergen operations to discontinued operations, this charge was classified as an expense within discontinued operations. The loss from discontinued operations in 2004 includes $33.5 million related to the disposition of our Russian pharmaceuticals segment, biomedical segment, raw materials business and manufacturing capability in Central Europe, our photonics business and the Circe unit.

(8)	Working capital in 2007 and 2006 excludes $325.9 million and $236.6 million, respectively, of assets held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Introduction

We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and OTC products are marketed under brand names and are sold in the United States, Canada, Australia, and New Zealand where we focus most of our efforts on the dermatology and neurology therapeutic classes. We also have branded generic and OTC operations in Europe and Latin America which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.

Our products are sold through three segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. The Specialty Pharmaceuticals segment includes product revenues primarily from the United States, Canada, Australia and divested businesses located in Argentina, Uruguay and Asia. The Branded Generics — Europe segment includes product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment includes product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil.

Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and revenues associated with the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc, (“GSK”) entered into in 2008.

Business Strategy

In March 2008, we announced a new company-wide restructuring effort and new strategic initiatives (the “2008 Strategic Plan”). The restructuring was designed to streamline our business, align our infrastructure to the scale of our operations, maximize our pipeline assets and deploy our cash assets to maximize shareholder value, while highlighting key opportunities for growth.

We have built our current business infrastructure by executing our multi-faceted strategy: 1) focus the business on core geographies and therapeutic classes, 2) maximize pipeline assets through strategic partnerships with other pharmaceutical companies, and 3) deploy cash with an appropriate mix of debt repurchases, share buybacks and selective acquisitions. We believe our multi-faceted strategy will allow us to expand our product offerings and upgrade our product portfolio with higher growth, higher margin assets.

Prior to the start of the 2008 Strategic Plan, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and, as a result, divested or discontinued certain non-strategic products. In September 2007, we decided to sell our rights to Infergen. We sold these rights to Three Rivers Pharmaceuticals, LLC in January 2008. In 2007, we also sold product rights to Reptilase and Solcoseryl in Japan, our ophthalmic business in the Netherlands, and certain other products.

In March 2008, we sold certain assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. The assets sold to Invida were classified as “held for sale” as of December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS 144”).

In June 2008, we sold our subsidiaries in Argentina and Uruguay. In September 2008, we sold our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”).

As a result of these dispositions, the following information has been adjusted to exclude the operations of Infergen and of the WEEMEA business. The results of these operations have also been classified as discontinued operations in our consolidated financial statements for all periods presented in this annual report on Form 10-K.

In October 2008, we completed a worldwide License and Collaboration Agreement with Glaxo Group Limited to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures.

In October 2008, we also acquired Coria Laboratories Ltd. (“Coria”), a privately-held specialty pharmaceutical company focused on dermatology products in the United States. In November 2008, we acquired DermaTech Pty Ltd (“DermaTech”), an Australian specialty pharmaceutical company focused on dermatology products marketed in Australia. In December 2008, we acquired Dow Pharmaceutical Sciences, Inc. (“Dow”), a privately-held dermatology company that specializes in the development of topical products on a proprietary basis, as well as for pharmaceutical and biotechnology companies.

Pharmaceutical Products

Product sales from our pharmaceutical segments accounted for 90% of our total revenues from continuing operations for the year ended December 31, 2008, compared to 87% for the year ended December 31, 2007. Product sales decreased by $9.9 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Our current product portfolio comprises approximately 389 products, with approximately 982 stock keeping units. We market our products globally through a marketing and sales force consisting of approximately 991 employees. Our future growth is expected to be driven primarily by the commercialization of new products, growth of our existing products, and business development.

We have experienced generic challenges and other competition to our products, as well as pricing challenges, and expect these challenges to continue in 2009 and beyond.

Alliance Revenue and Service Revenue

Our royalties have historically been derived from sales of ribavirin, a nucleoside analog that we discovered. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. We also licensed ribavirin to Roche in 2003. Roche discontinued royalty payments to us in June 2007 when the European Patent Office revoked a ribavirin patent which would have provided protection through 2017.

Ribavirin royalty revenues were $59.4 million, $67.2 million and $81.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and accounted for 9%, 10% and 12% of our total revenues in 2008, 2007 and 2006, respectively. Royalty revenues in 2008, 2007 and 2006 were substantially lower than those in prior years. This decrease had been expected and relates to: 1) Roche’s discontinuation of royalty payments to us in June 2007, 2) Schering-Plough’s market share losses in ribavirin sales, 3) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy and 4) further market share gains by generic competitors in the United States since they entered the market in April 2004.

We expect ribavirin royalties to decline significantly in 2009 because royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

Beginning in January 2009, we will receive royalties from patent protected formulations developed by Dow and licensed to third parties. During the year ended December 31, 2008, Dow had royalties of approximately $20.0 million.

Beginning in January 2009, we will receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. The services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling, and regulatory affairs. In 2008, Dow had revenue from contract research services of approximately $25.0 million.

Research and Development

We are developing product candidates, including two clinical stage programs, retigabine and taribavirin, which target large market opportunities. Retigabine is being developed in partnership with GSK as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Taribavirin is a pro-drug of ribavirin, for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon. We are looking for potential partnering opportunities for taribavirin.

Epilepsy

There are more than 50 million people worldwide who have epilepsy, with approximately 6 million people afflicted with the disease in the United States, the European Union and Japan. The majority of all epilepsy patients are adequately and appropriately treated with the first or second AED they try. However approximately 30% of patients with epilepsy do not respond adequately to existing therapies despite trying multiple different AEDs. These patients are considered to have refractory epilepsy, thus representing the greatest unmet need in epilepsy treatment.

Chronic Hepatitis C

Worldwide, approximately 170 million individuals are infected with the hepatitis C virus. In the United States alone, 3 to 4 million individuals are infected. Current therapies consist of pegylated interferon alfa and ribavirin with a sustained virological response ranging as high as 54% to 56%.

Business Acquisitions

In December 2008, we acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments. We paid $242.5 million in cash, net of cash acquired, and incurred transaction costs of $5.4 million. We paid $5.6 million in January 2009. We have remaining payment obligations of $36.0 million, $35.0 million of which we will pay by June 30, 2009 into an escrow account for the benefit of the Dow common stockholders, subject to any indemnification claims made by us for a period of eighteen months following the acquisition closing. We have granted a security interest to the Dow common stockholders in certain royalties to be paid to us until we satisfy our obligation to fund the $35.0 million escrow account. The accounting treatment for the acquisition requires the recognition of an additional $95.9 million of conditional purchase consideration because the fair value of the net assets acquired exceeded the total amount of the acquisition price. Contingent consideration of up to $235.0 million may be incurred for future milestones related to certain pipeline products still in development. Over 85% of this contingent consideration is dependent upon the achievement of approval and commercial targets. Future contingent consideration paid in excess of the $95.9 million will be treated as an additional cost of the acquisition and result in the recognition of goodwill.

In November 2008, we acquired DermaTech for aggregate cash consideration of $15.5 million, including transaction costs and working capital adjustments.

In October 2008, we acquired Coria for aggregate cash consideration of $96.9 million, including transaction costs and working capital adjustments. As a result of the acquisition, we acquired an assembled sales force and a suite of dermatology products which enhanced our existing product base.

For information regarding these acquisitions, see Note 3 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K.

Results of Operations

In connection with the 2008 Strategic Plan and resulting acquisitions and dispositions, we realigned our organization in the fourth quarter of 2008 in order to improve our execution and align our resources and product development efforts in the markets in which we operate. We have realigned segment financial data for the years ended December 31, 2007 and 2006 to reflect changes in our organizational structure that occurred in 2008.

Our products are sold through three operating segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. The Specialty Pharmaceuticals segment includes product revenues primarily from the United States., Canada, Australia and divested businesses located in Argentina, Uruguay and Asia. The Branded Generics — Europe segment includes product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment includes product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil. Certain financial information for our business segments is set forth below (in thousands). This discussion of our results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this annual report on Form 10-K. For additional financial information by business segment, see Note 16 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues
Product sales:
Specialty pharmaceuticals	$303,723	$326,682	$318,321
Branded generics — Europe	152,804	125,070	99,819
Branded generics — Latin America	136,638	151,299	185,670

Total product sales	593,165	603,051	603,810
Alliances (including ribavirin royalties)	63,812	86,452	81,242

Consolidated revenues	$656,977	$689,503	$685,052

Operating Income (loss)
Specialty pharmaceuticals	$(596)	$(4,354)	$(27,134)
Branded generics — Europe	42,029	41,908	34,427
Branded generics — Latin America	25,751	36,218	70,015

	67,184	73,772	77,308
Alliances	63,812	86,452	81,242
Corporate	(56,894)	(74,724)	(74,803)

Subtotal	74,102	85,500	83,747
Restructuring, asset impairments and dispositions	(21,295)	(27,675)	(88,616)
Acquired in-process research and development	(186,300)	—	—
Gain on litigation settlements	—	—	51,550

Consolidated segment operating income (loss)	(133,493)	57,825	46,681
Interest income	17,129	17,584	12,367
Interest expense	(30,486)	(42,921)	(43,470)
Loss on early extinguishment of debt	(11,555)	—	—
Other, net	2,063	1,659	766

Income (loss) from continuing operations before income taxes and minority interest	$(156,342)	$34,147	$16,344

Year Ended December 31, 2008 Compared to 2007

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Product Sales Revenues:  Total consolidated revenues decreased $32.6 million for the year ended December 31, 2008 compared with 2007. Total product sales decreased $9.9 million (2%) to $593.2 million in 2008 from $603.1 million in 2007. Product sales in 2008 included a 3% favorable impact from foreign exchange rate fluctuations, offset by a 4% reduction in volume and a 1% aggregate decrease in price. The decline in volume is primarily a result of the divestment of operations in Asia, Argentina and Uruguay, which resulted in aggregate revenue decreases of $24.7 million in 2008 compared with 2007. This decline was partially offset by revenues of $8.2 million in 2008 attributable to our Coria acquisition. The decrease in sales is also attributable to the sales decline in Mexico, offset by sales increases in Poland and Canada.

In our Specialty Pharmaceuticals segment, revenues for the year ended December 31, 2008 decreased $23.0 million (7%) to $303.7 million from $326.7 million in 2007. The decrease in Specialty Pharmaceuticals sales for the year ended December 31, 2008 was due to a 9% decrease in volume, partially offset by a 2% increase in price. This decrease reflects the divestment of operations in Asia, Argentina and Uruguay, which resulted in aggregate revenue decreases of $24.5 million in 2008 compared with 2007, partially offset by revenues of $8.2 million attributable to our Coria acquisition. The decrease in volume is also attributable to a decrease in sales of Diastat, Kinerase and Efudex in the United States.

In our Branded Generics — Europe segment, revenues for the year ended December 31, 2008 increased $27.7 million (22%) to $152.8 million from $125.1 million in 2007. Branded Generics — Europe sales in 2008 were impacted by a 14% positive contribution from currency fluctuations and a 12% increase in volume, offset by a 4% aggregate reduction in prices. The increase in the value of currencies in the region relative to the U.S. Dollar contributed $17.9 million to revenues in the segment in 2008. The increase in volume includes a full year of sales in 2008 from products launched during 2007, resulting in a sales increase of $3.9 million.

In our Branded Generics — Latin America segment, revenues for the year ended December 31, 2008 decreased $14.6 million (10%) to $136.7 million from $151.3 million in 2007. Branded Generics — Latin America sales in 2008 reflected a 5% decrease in price, a 4% reduction in volume and a 1% reduction from foreign currency. The decline in volume in 2008 is due in part to a planned reduction of shipments to wholesaler customers in Mexico to reduce the amount of product in the wholesale channel.

Alliance Revenue (including Ribavirin royalties):  Alliance revenue in the year ended December 31, 2008 included $4.4 million attributable to the GSK Collaboration Agreement. Alliance revenue in 2007 included a licensing payment of $19.2 million which we received from Schering-Plough as a payment for the license to pradefovir. In 2007, we announced an agreement with Schering-Plough and Metabasis which returned all pradefovir rights to Metabasis.

Ribavirin royalties for the year ended December 31, 2008 were $59.4 million compared with $67.2 million for 2007, a decrease of $7.8 million (12%). Ribavirin royalty revenues decreased due to Schering-Plough’s global market share losses in ribavirin sales and Roche’s discontinuation of royalty payments to us in June 2007.

We expect ribavirin royalties to continue to decline significantly in 2009 because royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect royalties from Schering-Plough in Japan will continue after 2009.

Gross Profit Margin:  Gross profit margin was negatively impacted for the year ended December 31, 2008 by increases in reserves for returns, in addition to inventory provisions and write offs in Mexico, the United States and Europe resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. The following table sets forth a summary of gross profit by segment, both excluding and including amortization (discussed below), for the three years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands):

				% Increase
	Year Ended December 31,			(Decrease)
	2008	2007	2006	08/07	07/06

Gross Profit (excluding amortization)
Specialty pharmaceuticals	$239,695	$260,093	$248,814	(8)%	5%
% of product sales	79%	80%	78%
Branded generics — Europe	94,397	78,640	59,954	20%	31%
% of product sales	62%	63%	60%
Branded generics — Latin America	90,300	106,813	135,245	(15)%	(21)%
% of product sales	66%	71%	73%
Corporate	857	(555)	(1,211)	(254)%	(54)%
% of product sales	—	—	—

Consolidated gross profit	$425,249	$444,991	$442,802	(4)%	0%

% of product sales	72%	74%	74%
Amortization
Specialty pharmaceuticals	$38,723	$39,218	$33,415	(1)%	17%
Branded generics — Europe	1,158	933	678	24%	38%
Branded generics — Latin America	3,920	4,495	4,667	(13)%	(4)%

Total amortization	$43,801	$44,646	$38,760	(2)%	15%

Gross Profit (including amortization)
Specialty pharmaceuticals	$200,972	$220,875	$215,399	(9)%	3%
% of product sales	66%	68%	68%
Branded generics — Europe	93,239	77,707	59,276	20%	31%
% of product sales	61%	62%	59%
Branded generics — Latin America	86,380	102,318	130,578	(16)%	(22)%
% of product sales	63%	68%	70%
Corporate	857	(555)	(1,211)	(254)%	(54)%
% of product sales	—	—	—

Consolidated gross profit	$381,448	$400,345	$404,042	(5)%	(1)%

% of product sales	64%	66%	67%

Selling, General and Administrative Expenses:  Selling, general and administrative (SG&A) expenses were $278.0 million for the year ended December 31, 2008 compared with $292.0 million for 2007, a decrease of $14.0 million (5%). As a percent of product sales, SG&A expenses were 47% for the year ended December 31, 2008 and 48% in 2007. The decrease in SG&A expense primarily reflects the effects of our restructuring initiatives, including a $10.1 million reduction due to the divestment of our businesses in Asia, Argentina and Uruguay, in addition to a reduction in stock-based compensation expense of $4.5 million in 2008. The savings from our restructuring initiatives were offset in part by the recognition of an other-than temporary impairment of $4.8 million in an investment in a publicly traded investment fund, a $3.4 million reversal of a tax benefit in Mexico and $3.5 million of expenses related to our expansion into additional markets in Central Europe.

Research and Development:  Research and development expenses were $87.0 million for the year ended December 31, 2008 compared with $98.0 million for 2007, a reduction of $11.0 million (11%). The decrease in research and development expenses was primarily due to $10.2 million of expense offsets attributable to the GSK Collaboration Agreement, which was effective in October 2008.

Acquired In-Process Research and Development:  Acquired in-process research and development (“IPR&D”) expense represents the estimate of the fair value of in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. In 2008 we incurred IPR&D expense of $185.8 million related to the acquisition of Dow and $0.5 million related to the acquisition of Coria for IPR&D assets acquired that we determined were not yet complete and had no future uses in their current state. The major risks and uncertainties associated with the timely and successful completion of the acquired in-process research and development assets consist of the ability to confirm the safety and efficacy of the product based upon the data from clinical trials and obtaining the necessary approval from the FDA.

The IPR&D assets of Dow are comprised of the following items; IDP-107 for the treatment of acne, IDP-108 for fungal infections and IDP-115 for rosacea, which were valued at $107.3 million, $49.0 million and $29.5 million, respectively. All of these IPR&D assets had not yet received approval from the FDA as of the acquisition date. IDP-107 is an antibiotic targeted to treat moderate to severe inflammatory acne and is in Phase II studies. IDP-108 is an investigational topical drug for nail, hair and skin fungal infections and is in Phase II studies. IDP-115 is a topical treatment for rosacea and has completed Phase II studies.

The estimated fair value of the IPR&D assets was determined based upon the use of a discounted cash flow model for each asset. The estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization of each asset. The cash flows for each asset were then discounted to a present value using a discount rate of 15%. Material net cash inflows were estimated to begin in 2013 for IDP-107, IDP-108 and IDP-115. Gross margins and expense levels were estimated to be consistent with Dow’s historical results. Solely for the purpose of estimating the fair value of these assets, we assumed we would incur future research and development costs of $26.6 million, $29.6 million and $20.1 million to complete IDP-107, IDP-108 and IDP-115, respectively.

Amortization:  Amortization expense was $50.0 million for the year ended December 31, 2008 compared with $56.0 million for 2007, a decrease of $6.0 million (11%). The decrease is the result of the declining amortization of the rights to the ribavirin royalty intangible, which was amortized using an accelerated method and was fully amortized in the third quarter of 2008. Amortization expense in 2008 includes a $1.6 million intangible asset impairment charge related to a product sold in the United States.

Restructuring Charges, Asset Impairments and Dispositions:  In 2008 and 2007 we incurred $21.3 million and $27.7 million, respectively, in restructuring charges, asset impairments and subsidiary dispositions.

Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets such as software systems, the impairment of manufacturing and research facilities, and other associated costs, including legal and professional costs. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number of employees, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets such as software and the impairment of manufacturing and research facilities. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. In March 2008, we completed this strategic review and announced a strategic plan designed to streamline our business, align our infrastructure to the scale of our operations, maximize our pipeline assets and deploy our cash assets to maximize shareholder value. The strategic plan includes a restructuring program (the “2008 Restructuring”), which is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe (Poland, Hungary, the Czech Republic and Slovakia) and Latin America (Mexico and Brazil). The 2008 Restructuring includes actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets or other strategic alternatives.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain assets in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction in March 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007. During the year ended December 31, 2008, we received proceeds of $37.9 million and recorded a gain of $34.5 million, net of charges for closing costs, on this transaction. We expect to receive additional proceeds of approximately $3.4 million subject to net asset settlement provisions in the agreement.

In June 2008, we sold our subsidiaries in Argentina and Uruguay, and recorded a loss on the sale of $2.6 million, in addition to an impairment charge of $7.9 million related to the anticipated sale. These subsidiaries are classified as “held for sale” in accordance with SFAS 144 as of December 31, 2007. Total proceeds received from the sale of these subsidiaries were $13.5 million.

In December 2008, as part of our efforts to align our infrastructure to the scale of our operations, we exercised our option to terminate the lease of our Aliso Viejo, California corporate headquarters as of December 2011 and, as a result, recorded a restructuring charge of $3.8 million for the year ended December 31, 2008. The charge consisted of a lease termination penalty of $3.2 million, which will be payable in October 2011, and $0.6 million for certain fixed assets.

The net restructuring, asset impairments and dispositions charge of $21.3 million in the year ended December 31, 2008 included $19.2 million of employee severance costs for a total of 389 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico, Brazil and the Czech Republic. The charges also included $10.4 million for professional service fees related to the strategic review of our business, $7.7 million of contract cancellation costs and $0.3 million of other cash costs. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $10.8 million, and the loss of $2.6 million in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $34.5 million in the transaction with Invida.

The following table summarizes the restructuring costs recorded in the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,		Cumulative
	2008	2007	Total Incurred

2008 Restructuring Program
Employee severances (392 employees cumulatively)	$19,239	$957	$20,196
Professional services, contract cancellation and other cash costs	18,406	8,644	27,050

Subtotal: cash charges	37,645	9,601	47,246

Stock compensation	4,778	—	4,778
Impairment of long-lived assets	10,758	—	10,758
Loss on sale of long-lived assets	2,652	—	2,652

Subtotal: non-cash charges	18,188	—	18,188

Subtotal: restructuring expenses	55,833	9,601	65,434

Gain on Invida transaction	(34,538)	—	(34,538)

Restructurings, asset impairments and dispositions	$21,295	$9,601	$30,896

In the year ended December 31, 2008, we recorded inventory obsolescence charges of $21.0 million resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in cost of goods sold, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

2006 Restructuring

In April 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the 2006 Restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late-stage projects in development. The 2006 Restructuring was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006, we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase IIb trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36.8 million.

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

The following table summarizes the restructuring costs recorded in the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,		Cumulative
	2007	2006	Total Incurred

2006 Restructuring Program
Employee severances (408 employees cumulatively)	$3,788	$11,584	$15,372
Contract cancellation and other cash costs	2,076	1,633	3,709

Subtotal: cash charges	5,864	13,217	19,081

Abandoned software and other capital assets	—	22,178	22,178
Write-off of accumulated foreign currency translation adjustments	2,782	—	2,782
Impairment of manufacturing and research facilities	9,428	53,221	62,649

Subtotal: non-cash charges	12,210	75,399	87,609

Restructurings, asset impairments and dispositions	$18,074	$88,616	$106,690

Aggregate restructuring charges for the 2008 and 2006 restructuring programs, by reportable segment, were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Specialty pharmaceuticals	$(16,755)	$10,445	$42,720
Branded generics — Europe	(8,011)	—	635
Branded generics — Latin America	8,328	—	231
Unallocated corporate	37,733	17,230	45,030

Total	$21,295	$27,675	$88,616

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. As of December 31, 2008, the restructuring accrual for the 2006 Restructuring was $0.6 million and relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico. These payment obligations last until June 30, 2009.

As of December 31, 2008, the restructuring accrual for the 2008 Restructuring was $10.3 million and relates to severance, professional service fees and other obligations and is expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2006 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	13,217
Cash paid	(9,002)

Restructuring accrual, December 31, 2006	4,215

Charges to earnings	5,864
Cash paid	(8,579)

Restructuring accrual, December 31, 2007	1,500

Cash paid	(875)

Restructuring accrual, December 31, 2008	$625

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	9,601
Cash paid	(1,128)

Restructuring accrual, December 31, 2007	8,473

Charges to earnings	37,645
Cash paid	(35,817)

Restructuring accrual, December 31, 2008	$10,301

Certain additional costs under the 2008 Restructuring are expected to be incurred in 2009, including, but not limited to, one-time employee severance costs of $1.1 million related to severance plans approved in 2008 for which the costs are spread over the service period in accordance with SFAS 146.

Other Income, Net, Including Translation and Exchange:  Other income, net, including translation and exchange was income of $2.1 million for the year ended December 31, 2008 compared with income of $1.7 million for 2007. In 2008, the amount represents primarily the effects of translation gains in Europe. In 2007, the amounts represent primarily the effects of translation gains and losses in Europe and Latin America. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.

Loss on Early Extinguishment of Debt:  Loss on early extinguishment of debt in the year ended December 31, 2008 includes a loss of $14.9 million as a result of the July 2008 redemption of our 7.0% Senior Notes and includes redemption premium of $10.5 million, unamortized loan costs of $2.9 million and an interest rate swap agreement termination fee of $1.5 million. This loss was partially offset by a $3.3 million gain, net of unamortized loan costs of $0.3 million, as a result of the November 2008 repurchase of $32.6 million aggregate principal amount of our 3.0% Convertible Subordinated Notes for an aggregate purchase price of $29.0 million.

Interest Expense and Income:  Interest income decreased $0.5 million during the year ended December 31, 2008 compared to 2007. Interest expense decreased $12.4 million during the year ended December 31, 2008 compared to 2007, due primarily to lower interest expense resulting from the July 2008 redemption of the 7.0% Senior Notes, and to a lesser extent to the November 2008 repurchase of a portion of the 3.0% Convertible Subordinated Notes.

Income Taxes:  In 2008 and 2007, we recorded tax expense of $33.9 million and $13.5 million respectively. The 2008 tax provision amount is the result of no tax benefits being recorded for the in-process research and development charge, the U.S. operating losses and credits. Additionally, as a result of utilizing a portion of our net operating loss carryforward in 2008, we released a portion of our valuation allowance against additional paid-in capital resulting in an increased income tax provision. The 2007 tax provision amount related primarily to the fact that no tax benefits were recorded for the U.S. operating losses and credits.

In 2008 and 2007, we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards and credits are offset against U.S. tax liability in future years. As of December 31, 2008 the valuation allowance against deferred tax assets totaled $142.7 million compared to $151.9 million as of December 31, 2007. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate. See Note 9 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K for further information.

Income/Loss from Discontinued Operations:  The income from discontinued operations was $166.5 million in 2008 compared with a loss of $26.8 million for 2007. The discontinued operations amounts in 2008 and 2007 relate primarily to our WEEMEA business and Infergen operations that were sold in 2008. In 2008, the loss from discontinued operations before income taxes of the WEEMEA business and Infergen operations was $1.8 million and $11.4 million, respectively. The income in 2008 includes the gain on sale of the WEEMEA business of $158.9 million. In 2007, the $31.5 million loss before income taxes from our Infergen operations was partially offset by income before income taxes of $17.1 million related to the WEEMEA business.

Year Ended December 31, 2007 Compared to 2006

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Product Sales Revenues:  Total consolidated revenues increased $4.6 million for the year ended December 31, 2007 compared with 2006. Total product sales decreased $0.7 million to $603.1 million in 2007 from $603.8 million in 2006. Product sales in 2007 included a 4% favorable impact from foreign exchange rate fluctuations and a 2% aggregate increase in price, partly offset by a 6% reduction in volume. A significant factor that contributed to this reduction was the sales decline in Mexico, partly offset by sales increases in Central Europe and Canada. The sales declines in Mexico were also impacted by reserves for product returns and credits memos. The reported sales for the year ended December 31, 2007 include $4.1 million for products divested in 2007 (Reptilase and Solcoseryl in Japan and our former ophthalmic business in the Netherlands), compared with $15.4 million of revenue reported for these products in 2006.

In our Specialty Pharmaceuticals segment, revenues for the year ended December 31, 2007 increased $8.4 million (3%) to $326.7 million in 2007 from $318.3 million in 2006. The increase in Specialty Pharmaceuticals sales for the year ended December 31, 2007 was due to a 5% percent increase in price and a 2% positive contribution from the appreciation of the Canadian and Australian Dollar, offset by a 4% decline in volume. This increase reflects the growth in Cesamet sales in Canada, a full year of Zelapar sales in the United States, and sales increases in Librax, Kinerase, and Migranal. Cesamet sales were primarily in Canada. These sales increases were offset by sales decreases of Efudex and Imovane. Decreases in Efudex sales were expected and were a result of our launch of an authorized generic in December 2006.

In our Branded Generics — Europe segment, revenues for the year ended December 31, 2007 increased $25.3 million (25%) to $125.1 million from $99.8 million in 2006. Branded Generics — Europe sales in 2007 were impacted by a 14% positive contribution from currency fluctuations and a 15% increase in volume, offset by a 4% aggregate reduction in prices. The increase in the value of currencies in the region relative to the U.S. Dollar contributed $14.3 million to revenues in the segment in 2007.

In our Branded Generics — Latin America segment, revenues for the year ended December 31, 2007 decreased $34.4 million (19%) to $151.3 million from $185.7 million in 2006. Branded Generics — Latin America sales in 2007 reflected a 20% reduction in volume, partly offset by a 1% benefit from foreign currency. The decrease was due to the reduced shipments to our largest wholesalers in Mexico who had ceased making payments to us because they felt disadvantaged by changes we made in our distribution channel in 2006. This situation affected most of our products in Mexico. Results in Mexico were also impacted by increased reserves for returns and discounts. Reptilase sales in 2007 decreased $5.3 million because we stopped selling Reptilase with the sale of our Basel, Switzerland manufacturing plant in June 2007.

Alliance Revenue (including Ribavirin royalties):  Alliance revenue in the year ended December 31, 2007 included a licensing payment of $19.2 million which we received in the first quarter of 2007 from Schering-Plough as a payment for the license to pradefovir. In September 2007, we announced an agreement with Schering-Plough and Metabasis which returned all pradefovir rights to Metabasis. Alliance revenue in 2006 consisted exclusively of ribavirin royalties.

Ribavirin royalties for the year ended December 31, 2007 were $67.2 million compared with $81.2 million for 2006, a decrease of $14.0 million (17%). Ribavirin royalty revenues decreased due to (i) Roche’s discontinuation of royalty payments to us in June 2007, (ii) Schering-Plough’s market share losses in ribavirin sales, and (iii) reduced sales in Japan from a peak in 2005 driven by the launch of combination therapy.

Gross Profit Margin:  Gross profit margin, excluding amortization, was unchanged in 2007 compared to 2006. Gross profit margin was negatively impacted in 2007 by increases in reserves for returns and discounts in Mexico, offset by product cost favorability in Central Europe.

Selling, General and Administrative Expenses:  SG&A expenses were $292.0 million for the year ended December 31, 2007 compared with $283.6 million for 2006, an increase of $8.4 million (3%). As a percent of product sales, SG&A expenses were 48% for the year ended December 31, 2007 and 47% in 2006. The increase in SG&A expense reflects increased promotional activities related to the newly launched products in our Branded Generics — Europe segment. SG&A expense in 2007 included a $2.8 million bad debt provision for Mexico. SG&A expenses included $11.1 million in stock-based compensation expenses, a reduction of $5.5 million from the corresponding expenses recorded in SG&A expenses in 2006. SG&A expenses in 2007 included information technology improvements, legal, and business development costs, professional service fees, and a payroll tax withholding charge related to a former executive.

Research and Development:  Research and development expenses were $98.0 million for the year ended December 31, 2007 compared with $105.4 million for 2006, a reduction of $7.4 million (7%). The decrease in research and development expenses was primarily attributable to the completion of the VISER clinical trials for taribavirin and savings from our strategic restructuring program including the divestment of our discovery operations in December 2006. In January 2007, we licensed the development and commercialization rights to pradefovir to Schering-Plough, who subsequently returned these rights to Metabasis after the results of a long-term preclinical study was released. In December 2006, we sold our HIV and cancer development programs and certain discovery and preclinical assets to Ardea, with an option for us to reacquire rights outside of the United States and Canada to commercialize the compound being developed in the HIV program upon Ardea’s completion of Phase IIb trials. Research and development expenses in 2006 included a $7.0 million milestone payment related to the development of retigabine.

Amortization:  Amortization expense was $56.0 million for the year ended December 31, 2007 compared with $51.3 million for 2006, an increase of $4.7 million (9%). The increase was primarily due to amortization of intangibles acquired with the acquisition of the Kinerase product rights, offset in part by a decrease in the amortization of the ribavirin royalty intangible which is being amortized on an accelerated basis.

Gain on Litigation Settlement:  The gain on litigation settlement in 2006 included the settlement with the Republic of Serbia relating to the ownership and operations of a joint venture we formerly participated in known as Galenika of $34.0 million of which $28.0 million was received in 2006, and the settlement of litigation with a former chief executive officer, Milan Panic relating to Ribapharm bonuses, for which we received $20.0 million and recorded a gain from litigation of $17.6 million in 2006.

Restructuring Charges and Asset Impairments:  In 2007 and 2006, we incurred $27.7 million and $88.6 million, respectively, in restructuring charges relating primarily to severance charges, contract cancellations, and asset impairments. See above for a detailed discussion of the charges in each year.

Other Income, Net, Including Translation and Exchange:  Other income, net, including translation and exchange was income of $1.7 million for the year ended December 31, 2007 compared with income of $0.8 million for 2006. In both 2007 and 2006, the amounts represent primarily the effects of translation gains and losses in

Europe and Latin America. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.

Interest Expense and Income:  Interest income increased $5.2 million during the year ended December 31, 2007 compared to 2006 due to higher cash balances. Interest expense decreased $0.6 million during the year ended December 31, 2007 compared to 2006, due to lower interest rates associated with our variable rate debt.

Income Taxes:  In 2007 and 2006, we recorded tax expense of $13.5 million and $36.6 million respectively. The 2007 and 2006 tax provisions are the result of no tax benefits being recorded for the U.S. operating losses, credits and temporary items.

In 2007 and 2006, we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards and credits are offset against U.S. tax liability in future years. As of December 31, 2007 the valuation allowance against deferred tax assets totaled $151.9 million compared to $158.7 million as of December 31, 2006. The valuation allowance also has the effect of deferring certain amounts that would normally impact the effective tax rate. See Note 9 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K for further information.

Loss from Discontinued Operations:  The loss from discontinued operations was $26.8 million in 2007 compared with a loss of $37.3 million for 2006. The net losses in 2007 and 2006 related primarily to our WEEMEA and Infergen businesses that were sold in 2008. In 2007, the $31.5 million loss before income taxes from our Infergen operations was partially offset by income before income taxes of $17.1 million related to the WEEMEA business. The cost of goods sold of discontinued operations in 2007 included a technology transfer payment of $5.3 million made to the future manufacturer of Infergen. In 2006, the loss before income taxes related to the WEEMEA and Infergen operations of $38.9 million and $8.3 million, respectively, was offset in part by the reduction of $5.6 million in an environmental reserve for the discontinued biomedical facility. The loss incurred by the WEEMEA business in 2006 included restructuring and asset impairment charges totaling $49.6 million.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $218.8 million at December 31, 2008 compared with $339.0 million at December 31, 2007. The decrease of $120.2 million resulted in part from $310.5 million paid to redeem the 7.0% Senior Notes, $251.0 million paid for the purchase of Dow, treasury stock purchases of $206.5 million, $95.0 million paid for the purchase of Coria, $29.0 million paid to repurchase a portion the 3.0% Convertible Subordinated Notes, $14.6 million paid for the purchase of DermaTech and other cash flow items, offset in part by the receipt of $428.4 million from Meda as payment for the sale of the WEEMEA business, $125.0 million from GSK for payment of upfront fees pursuant to the Collaboration Agreement, $106.0 million of cash from operations, $70.8 million from Three Rivers Pharmaceuticals, LLC as the initial payment for our Infergen rights, $49.1 million from stock option exercises and employee stock purchases, and $37.9 million received from Invida for the sale of certain of our businesses in Asia. Working capital (excluding assets held for sale and discontinued operations) was $177.8 million at December 31, 2008, compared with $416.6 million at December 31, 2007. The decrease in working capital of $238.8 million primarily resulted from the decrease in cash and cash equivalents and marketable securities and an increase in trade payables and accrued liabilities.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2009. During the year ended December 31, 2008, cash provided by operating activities in continuing operations totaled $206.8 million, compared with $100.6 million in 2007. The cash provided by operating activities in continuing operations for 2008 included receipt from GSK of $125.0 million in upfront fees pursuant to the Collaboration Agreement. The cash provided by operating activities in continuing operations for 2007 included receipt of $19.2 million related to the pradefovir licensing payment from Schering-Plough and $6.0 million from the Republic of Serbia.

Cash used in investing activities in continuing operations was $277.2 million for the year ended December 31, 2008, compared with cash used in investing activities in continuing operations of $47.9 million in 2007. In 2008, cash used in investing activities in continuing operations consisted primarily of the acquisition of businesses and product rights of $355.3 million, the purchase of investments of $155.7 million, and capital expenditures of $16.6 million, offset in part by proceeds from investments of $200.8 million and proceeds from the sale of businesses of $48.6 million. Cash provided by investing activities in discontinued operations in 2008 of $447.1 million consisted primarily of the net proceeds of $379.3 million from the sale of the WEEMEA business to Meda and $70.8 million of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals, LLC. In 2007, cash used in investing activities in continuing operations consisted of the purchase of investments of $72.5 million, capital expenditures of $29.1 million and the purchase of product rights for $22.5 million, offset in part by proceeds from the sale of assets of $38.6 million and proceeds from investments of $35.2 million.

Cash used in financing activities in continuing operations was $475.0 million in the year ended December 31, 2008, compared with $86.0 million in 2007 and primarily consisted of payments on long-term debt and notes payable of $329.9 million and the purchase of treasury stock for $206.5 million, offset in part by proceeds from stock option exercises and employee stock purchases of $49.1 million and excess tax deductions from stock options exercised of $12.3 million. In 2007, cash flows used in financing activities in continuing operations consisted of purchase of treasury stock of $99.6 million and payments on long-term debt and notes payable of $3.5 million, offset in part by proceeds from stock option exercises and employee stock purchases of $15.3 million.

If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $40.0 million of the upfront fee through March 31, 2010; however, the refundable portion will be reduced over the time the Collaboration Agreement is in effect.

Historically, our primary sources of liquidity have been our cash, cash flow from operations and issuances of long-term debt securities. Strengthening our balance sheet was one of the six strategic initiatives that management set for 2008. Solid cash flow from operations and proceeds from the sale of various assets in 2008 enabled us to achieve this strategic goal. Cash generated from operations was more than sufficient to meet our operating requirements and in addition, we retired $332.6 million of debt, repurchased $206.5 million of our common stock and financed various acquisitions totaling $352.7 million (Dow $242.5 million, Coria $95.6 million, and DermaTech $14.6 million). Our cash on hand is currently not sufficient to cover all of our outstanding debt but we do not face short-term debt maturities. We believe that cash generated from operations, along with our existing cash, will be sufficient to meet our operating requirements at least through December 31, 2009, to fund capital expenditures, and our clinical development program. We may seek additional debt financing or issue additional equity securities or sell assets to finance future acquisitions or for other purposes.

We review our investments routinely with members of our Board of Directors and continue to invest our cash conservatively given the ongoing credit crisis and turmoil in overall markets. As of December 31, 2008, we have over two-thirds of our domestic cash balances invested in money market funds that are guaranteed by the U.S. government. Our foreign cash balances are invested mostly in short dated time deposits, government securities and highly rated industrial commercial paper.

We did not declare and did not pay dividends in 2008 or 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-term debt obligations:
3% Convertible Subordinated Notes due 2010	$207,360	$—	$207,360	$—	$—
4% Convertible Subordinated Notes due 2013	240,000	—	—	240,000	—
Interest payments	60,441	15,820	25,421	19,200	—
Lease obligations	28,901	8,403	17,895	2,449	154

Total cash obligations	$536,702	$24,223	$250,676	$261,649	$154

We have no material commitments for purchases of property, plant and equipment.

In addition to the commitments in the table above, we are required to make milestone payments of $8.0 million and $6.0 million related to retigabine under the terms of the Meda Pharma Agreement, which we believe will occur in 2009 and 2010, respectively. Additional contingent obligations of up to $5.3 million and $1.5 million under the Meda Pharma Agreement are not included in the table above as the likelihood and timing of payments, if any, are uncertain.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, 54.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K for a discussion of income taxes. Contingent consideration of up to $235.0 million may be incurred for future milestones related to certain pipeline products still in development, as a result of the Dow acquisition. Over 85% of this contingent consideration is dependent upon the achievement of approval and commercial targets. We are unable to make reasonably reliable estimates of the timing and the amount of payments, if any, for these milestones. No amount for such contingent consideration has been included in the above table of contractual obligations.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in the table contained in the “Contractual Obligations” section above. Our 3.0% and 4.0% Convertible Notes include conversion features that are considered as off-balance sheet arrangements under SEC requirements.

Products in Development

Retigabine

Subject to the terms of the Collaboration Agreement with GSK, we are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. The results of the key Phase II study indicated that the compound is potentially efficacious with a demonstrated statistically significant reduction in monthly seizure rates of 23% to 35% as adjunctive therapy in patients with partial seizures.

Following a Special Protocol Assessment by the FDA, two Phase III trials of retigabine were initiated in 2005. One Phase III trial (“RESTORE 1”; RESTORE stands for Retigabine Efficacy and Safety Trial for partial Onset Epilepsy) was conducted at approximately 50 sites, mainly in the Americas (United States, Central/South America); the second Phase III trial (“RESTORE 2”) was conducted at approximately 70 sites, mainly in Europe.

We announced clinical data results for RESTORE 1 on February 12, 2008. RESTORE 1 evaluated the 1200 mg daily dose of retigabine (the highest dose in the RESTORE program) versus placebo in patients taking stable doses of one to three additional AEDs. Retigabine demonstrated statistically significant (p< 0.001) results on the primary efficacy endpoints important for regulatory review by both the FDA and the European Medicines Evaluation Agency (“EMEA”).

The intent-to-treat (“ITT”) median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 44.3% (n=153) and 17.5% (n=152) for the retigabine arm and placebo arm of the trial, respectively. The responder rate, defined as > 50% reduction in 28-day total partial seizure frequency compared with the baseline period, during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 55.5% (n=119) and 22.6% (n=137) for the retigabine arm and the placebo arm of the trial, respectively.

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

On May 13, 2008, we announced clinical data results for RESTORE 2. RESTORE 2 evaluated the 600 and 900 mg daily doses of retigabine versus placebo in patients taking stable doses of one to three additional AEDs. Retigabine at both the 600 mg and 900 mg doses demonstrated highly statistically significant results on the primary efficacy endpoints important for regulatory review by both the FDA and the EMEA.

The ITT median reduction in 28-day total partial seizure frequency from baseline to the end of the double-blind period (the FDA primary efficacy endpoint), was 15.9% (n=179), 27.9% (n=181) and 39.9% (n=178) for the placebo, retigabine 600 mg and retigabine 900 mg arms of the trial, respectively. The responder rate, defined as > 50% reduction in 28-day total partial seizure frequency compared with the baseline period, during maintenance (the dual primary efficacy endpoint required for the EMEA submission) was 18.9% (n=164), 38.6% (n=158) and 47.0% (n=149) for the placebo, retigabine 600 mg and retigabine 900 mg and placebo arms of the trial, respectively.

During RESTORE 2, 14.4% and 25.8% of patients in the retigabine 600 mg and 900 mg arms, respectively, and 7.8% of patients in the placebo arm withdrew due to adverse events. As expected, the most common side effects associated with retigabine in RESTORE 2 included dizziness, somnolence, and fatigue and were generally seen at much lower rates than at the 1200 mg dose in the RESTORE 1 trial. Results of the study were presented at the 62nd American Epilepsy Society annual meeting, Seattle, WA in December 2008.

In March 2007, we initiated development of a modified release formulation of retigabine. In addition, in November 2007, we began enrolling patients into a randomized, double-blind, placebo-controlled Phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. We completed enrollment at the end of 2008.

In October 2008, we completed a worldwide Collaboration Agreement with GSK for the continued development and pre-commercialization of retigabine and its backup compounds and received $125.0 million in upfront fees from GSK. We will jointly develop and commercialize retigabine in the Collaboration Territory and GSK will develop and commercialize retigabine in the rest of the world. To the extent that our expected development and pre-commercialization expenses under the Collaboration Agreement are less than $100.0 million, the difference will be recognized as alliance revenue over the period prior to the launch of a retigabine product. We expect to complete our development efforts by mid to late 2010. For information regarding the Collaboration Agreement with GSK, see Note 3 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K.

External research and development expenses for retigabine, net of Collaboration Agreement credits in 2008, were $41.8 million and $49.2 million for the years ended December 31, 2008 and 2007, respectively.

Taribavirin

Taribavirin (formerly referred to as viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing taribavirin in oral form for the treatment of hepatitis C.

Preclinical studies indicated that taribavirin, a prodrug of ribavirin, has antiviral and immunological activities (properties) similar to ribavirin. In 2006, we reported the results of two pivotal Phase III trials for taribavirin. The Viramidine Safety and Efficacy Versus Ribavirin (“VISER”) trials included two co-primary endpoints: one for safety (superiority to ribavirin in incidence of anemia) and one for efficacy (non-inferiority to ribavirin in sustained viral response (“SVR”)). The results of the VISER trials met the safety endpoint of a reduced incidence of anemia but did not meet the efficacy endpoint.

The studies demonstrated that 38-40% of patients treated with taribavirin achieved SVR and that the drug has a safety advantage over ribavirin by significantly reducing the number of subjects who developed anemia, but that it was not comparable to ribavirin in efficacy at the fixed dose of 600 mg which was studied. We believe that the results of the studies were significantly impacted by the dosing methodology which employed a fixed dose of taribavirin for all patients and a variable dose of ribavirin based on a patient’s weight. Our analysis of the study results led us to believe that the dosage of taribavirin, like ribavirin, likely needs to be based on a patient’s weight to achieve efficacy equal or superior to that of ribavirin. Additionally we think that higher doses of taribavirin than those studied in the VISER program may be necessary to achieve our efficacy objectives and to deliver doses of taribavirin derived ribavirin comparable to the doses of ribavirin that are used as standard of care.

Based on our analysis, we initiated a Phase IIb study to evaluate the efficacy of taribavirin at 20, 25 and 30 mg/kg in combination with pegylated interferon, compared with ribavirin in combination with pegylated interferon. In the VISER program, taribavirin was administered in a fixed dose of 600 mg BID (approximately equivalent to 13-18 mg/kg).

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

On March 17, 2008, we reported the results of the 12-week analysis of the taribavirin Phase IIb study. The 12-week early viral response (“EVR”) data from the Phase IIb study showed comparable reductions in viral load for weight-based doses of taribavirin and ribavirin. The anemia rate was statistically significantly lower for patients receiving taribavirin in the 20mg/kg and 25mg/kg arms versus the ribavirin control arm. The most common adverse events were fatigue, nausea, flu-like symptoms, headache and diarrhea. The incidence rates among treatment arms were generally comparable except with respect to diarrhea. Diarrhea was approximately twice as common in taribavirin patients as ribavirin patients. However, the diarrhea was not treatment limiting for taribavirin or ribavirin patients.

We presented treatment week 24 results from our Phase IIb study evaluating weight-based dosing with taribavirin vs. weight-based ribavirin (both in combination with Peginterferon alfa-2b in naïve, chronic hepatitis C, genotype 1 patients) at the 59th annual American Association for the Study of Liver Disease, San Francisco, CA in November 2008. On November 24, 2008, we published the 48-week end of treatment results in a press release, and these are the subject of a platform presentation at the upcoming European Association for Study of Liver Disease (“EASL”) meeting in Copenhagen in April 2009. These results and the week 60 follow up results continue to demonstrate a consistent and similar viral response rate for both taribavirin and ribavirin at all doses studied, while the beneficial effect of taribavirin on anemia has been maintained throughout the duration of therapy.

We are actively seeking potential partners for the taribavirin program. External research and development expenses for taribavirin were $8.5 million and $8.1 million for the years ended December 31, 2008 and 2007, respectively.

Dermatology Products

A number of late stage dermatology product candidates in development were acquired as part of the acquisition of Dow on December 31, 2008. These include, but are not limited to:

IDP-107:  IDP-107 is an antibiotic for the treatment of moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit and can be identified by the presence of inflammatory and non-inflammatory lesions, pustules, papules, or pimples. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives. IDP-107 is currently in Phase II studies.

IDP-108:  IDP-108 is an antifungal targeted to treat Onychomycosis. It is an investigational topical drug for nail, hair, and skin fungal infections. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e. ergosterol synthesis inhibition. IDP-108, in a non-lacquer formulation, is currently in Phase II studies.

IDP-113:  IDP-113 has the same active pharmaceutical ingredient as IDP-108. IDP-113 is a topical therapy in solution form for the treatment of tinea capitis, which is a fungal infection of the scalp characterized by bald patches. IDP-113 is currently in Phase II studies.

IDP-115:  IDP-115 is a product that combines an active ingredient with sunscreen agents providing SPF for the treatment of rosacea. IDP-115 has completed Phase II clinical trials. Rosacea is characterized by erythema that begins on the central face and can spread to the cheeks, nose, and forehead and less commonly affect the neck, chest, ears, and scalp.

Other Development Projects

Diastat Intranasal:  Our product Diastat AcuDial is a gel formulation of diazepam administered rectally in the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. In order to improve the convenience of this product, we had initiated the development of a novel intranasal delivery of diazepam. Our external research and development expenses for Diastat Intranasal were $3.0 million and $1.4 million for 2008 and 2007, respectively. In February 2009, we decided to terminate this development program.

Foreign Operations

Approximately 63% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2008 and 2007 were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad. For a discussion of these risks, see Item 1A, Risk Factors in this annual report on Form 10-K.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 became effective for us as of January 1, 2008. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For more details regarding our implementation of SFAS 157, see Note 13 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS 159 permitted us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. SFAS 159 became effective for us as of January 1, 2008. The implementation of SFAS 159 did not have a material effect on our financial statements as we did not elect the fair value option for any new financial instruments or other assets and liabilities.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used in future research and development activities be deferred and capitalized until the related service is performed or the goods are delivered. EITF 07-3 became effective for us as of January 1, 2008. The implementation of EITF 07-3 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141(R) expands the definition of a business combination, requires acquisitions to be accounted for at fair value, requires capitalization of in-process research and development assets acquired, and requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. When implemented, SFAS 141(R) will require that any reduction to a tax valuation allowance established in purchase accounting that does not qualify as a measurement period adjustment will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard became effective for us on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. We are currently assessing the impact that SFAS 161 may have on our financial statement disclosures.

In April 2008, the FASB issued FASB Statement of Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). FSP FAS 142-3 became effective for us on January 1, 2009. We are currently assessing the impact that FSP FAS 142-3 may have on our financial statements.

In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for Valeant beginning on January 1, 2009 and will be applied retrospectively. A cumulative effect adjustment will be reflected in the carrying amounts of our assets and liabilities as of the beginning of the first period presented. FSP APB 14-1 will have an impact on our financial position and reduce our results of operations, but will not have an impact on our cash flows. After adopting FSP APB-14-1, we estimate that we will record additional non-cash interest expense of approximately $14.0 million to $16.0 million in 2009, based on currently outstanding convertible debt balances.

Critical Accounting Estimates

The consolidated financial statements appearing elsewhere in this document have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to product returns, rebates, collectability of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates.

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

The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid and contract rebates are most at-risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement. This interval can range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters. Significant changes in estimate related to prior periods are discussed following the table below.

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

The following table summarizes deductions from gross sales and related accruals for the three years ended December 31, 2008, 2007 and 2006:

		Current
		Provision			Changes in
	Balance at	Related to			Estimates	Balance at
	Beginning of	Current Period	Credits and		Related to Prior	End of
	Year	Sales	Payments	Acquisitions	Years	Year
	(In thousands)

Year ended December 31, 2008
Sales Return Accruals	$33,170	$28,166	$(24,462)	$4,484	$7,282	$48,640
Rebates	16,972	23,032	(22,931)	151	—	17,224
Discounts	7,006	17,842	(23,000)	105	—	1,953
Chargebacks	2,685	21,456	(20,224)	541	467	4,925
IMA Fees	2,446	9,187	(10,339)	478	—	1,772

Total Sales Deduction Accruals	$62,279	$99,683	$(100,956)	$5,759	$7,749	$74,514

Year ended December 31, 2007
Sales Return Accruals	$27,709	$22,302	$(19,221)	$—	$2,380	$33,170
Rebates	19,845	23,246	(24,718)	—	(1,401)	16,972
Discounts	4,352	22,095	(19,441)	—	—	7,006
Chargebacks	4,059	14,807	(16,181)	—	—	2,685
IMA Fees	2,907	8,325	(8,786)	—	—	2,446

Total Sales Deduction Accruals	$58,872	$90,775	$(88,347)	$—	$979	$62,279

Year ended December 31, 2006
Sales Return Accruals	$18,743	$15,163	$(12,922)	$—	$6,725	$27,709
Rebates	18,895	29,988	(29,267)	—	229	19,845
Discounts	3,789	16,995	(16,432)	—	—	4,352
Chargebacks	2,664	14,550	(13,155)	—	—	4,059
IMA Fees	1,816	8,394	(7,303)	—	—	2,907

Total Sales Deduction Accruals	$45,907	$85,090	$(79,079)	$—	$6,954	$58,872

Sales return accruals are recorded based on historical experience, estimated customer inventory levels and forecasted sales patterns. Rebates include various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Discounts include cash discounts that are provided to customers that pay within a specific period and volume discounts. The provision for cash discounts is estimated based upon invoice billings, utilizing historical customer payment experience. Chargebacks represent amounts payable in the future to a wholesaler for the difference between the invoice prices paid to the Company by our wholesale customers for a particular product and the negotiated contract price that the wholesalers’ customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. Inventory Management Agreement (“IMA”) Fees are deductions from gross sales, recorded pursuant to agreements with certain of our wholesale customers.

We estimate product returns at the time of sale based on historical patterns and rates of return of our products. This estimation methodology relies upon a historical model to calculate sales return accruals, with a comparison to historical experience, including the historical rate of actual returns. These comparisons are reviewed quarterly, with adjustments made when trends are identified. A more detailed review of our returns model is undertaken on an annual basis.

In 2004, as a result of changes related to our product sales in the United States, including adoption of inventory management agreements with our major wholesaler customers, changes in our specific returns policy with respect to certain products, changes in the expiration dating of certain of our products, and reduction of estimated inventory levels at our major wholesaler customers, we reduced our estimated rates of future product returns for prospective sales. During 2005, our actual realized rates of product returns were consistent with our reduced estimates developed in 2004. However, in 2006, the Company began to experience higher actual product returns in the United States than had been originally estimated. These increases were experienced in many of our products in the United States, including Efudex, Oxsoralen-Ultra, and Migranal. As a result, as part of our review of our returns reserve, we adjusted our reserve for product returns to reflect the increased experienced level of returns. This adjustment resulted in an increase of $7.4 million in our returns reserve in the third quarter of 2006. Approximately $0.7million of this amount relates to our discontinued operations in Western Europe.

As part of our review of our returns reserve in the third quarter of 2007, we recognized that we had experienced higher actual product returns in the United States and certain other countries than had been previously estimated. As a result of this review of our returns reserve, we adjusted our reserve for product returns. This adjustment resulted in an increase of $2.8 million in our returns reserve in the third quarter of 2007, resulting most notably from returns of Permax and Cesamet in the United States. Approximately $0.4 million of this amount relates to our discontinued operations in Western Europe.

As part of our review of our returns reserve in the third quarter of 2008, we recognized that recent experience of actual product returns in the United States was higher than had previously been estimated under our methodology for certain products. As a result of this review of our returns reserve, we adjusted our reserve for product returns. This adjustment resulted in an increase of $7.3 million in 2008 resulting most notably from returns of Diastat and Migranal. Diastat in 2005 experienced two changes in product characteristics which included longer dating (average shelf life at the time of sale approximately doubled) along with the replacement of four fixed dosage products with two variable dosage products. As a result, we reduced our estimated rates of future product returns for prospective sales. In 2008 the Company began to experience actual returns on these products which were higher than estimated using our methodology resulting in a revision of the previous estimate of returns reserves. In addition, Migranal has been sold in two new trade sizes since its acquisition in 2005 with the returns estimate for these launches utilizing the returns experience of the previous trade sizes. In 2008, the more recent trade size product experienced a higher level of returns than estimated using our methodology which resulted in an adjustment in the returns reserve.

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

Sales Incentives

In the U.S. market, our current practice is to offer sales incentives primarily in connection with launches of new products or changes of existing products where demand has not yet been established. We monitor and restrict sales in the U.S. market in order to limit wholesaler purchases in excess of their ordinary-course-of-business inventory levels. We operate IMAs with major wholesalers in the United States. However, specific events such as the case of sales incentives described above or seasonal demand (e.g. antivirals during an outbreak) may justify larger purchases by wholesalers. We may offer sales incentives primarily in international markets, where typically no right of return exists except for goods damaged in transit, product recalls or replacement of existing products due to packaging or labeling changes. Our revenue recognition policy on these types of purchases and on incentives in international markets is consistent with the policies described above.

Collaboration Agreement

In October 2008, we completed a worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (“GSK”), to collaborate with GSK to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures and its backup compounds. Pursuant to the terms of the Collaboration Agreement, we granted co-development rights and worldwide commercialization rights to GSK.

We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”). Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. Following the launch of a retigabine product, we will share equally in the profits of retigabine in the Collaboration Territory. In addition, we granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to retigabine worldwide. GSK will be responsible for all expenses outside of the Collaboration Territory and will solely fund the development of any backup compound. We will receive up to a 20% royalty on net sales of retigabine outside of the Collaboration Territory. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay us royalties of up to 20% of net sales of products based upon such backup compounds.

Pursuant to the Collaboration Agreement, GSK paid us $125.0 million in upfront fees in October 2008. GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the United States Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $90.0 million of the upfront fee; however, the refundable portion will decline over the time the Collaboration Agreement is in effect. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions over the time the Collaboration Agreement is in effect. Unless otherwise terminated, the Collaboration Agreement will continue on a country-by-country basis until GSK has no remaining payment obligations with respect to such country.

Under terms of the Collaboration Agreement, GSK has agreed to pay us up to an additional $545.0 million based upon the achievement of certain regulatory, commercialization and sales milestones and the development of additional indications for retigabine. GSK has also agreed to pay us up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to retigabine.

The Collaboration Agreement contains multiple elements and requires evaluation pursuant to EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Collaboration Agreement includes a provision for us to participate on a joint steering committee. We evaluated the facts and circumstances of the Collaboration Agreement to determine whether our participation is protective of our interests or if it constitutes a deliverable to be included in our evaluation of the arrangement under EITF 00-21. We have concluded the participation in the joint steering committee is a deliverable until certain regulatory approval is obtained. In addition, we have determined that completion of our development and pre-commercialization efforts during the time prior to the launch of a retigabine product (the “Pre-Launch Period”) is also a deliverable under the Collaboration Agreement. As a result, pursuant to EITF 00-21, we will recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs, in addition to our participation in the joint steering committee. We will also record a credit to our development and pre-commercialization costs from the upfront payment based upon our proportional performance against our expected development and pre-commercialization costs during the Pre-Launch Period. The determination of such credit to our development and pre-commercialization costs is limited to the amount that is no longer potentially refundable to GSK should they elect to terminate the Collaboration Agreement. To the extent that our expected development and pre-commercialization costs are less than $100.0 million, the difference will be recorded as alliance revenue and earned based upon the proportional performance model during the Pre-Launch Period. Determination of our expected development and pre-commercialization costs and measurement of our completion of those costs requires the use of management’s judgment. Significant factors considered in our evaluation of our expected development and pre-commercialization costs include, but are not limited to, our experience, along with GSK’s experience, in completing clinical trials and costs of completing similar development and commercialization programs. We expect to complete our research and development and pre-commercialization obligations by mid to late 2010.

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

An impairment analysis was performed in the fourth quarter of 2008. As a result of the impairment analysis we recorded an impairment charge of $1.6 million, which is included in amortization expense for the year ended December 31, 2007.

In 2008 and 2007, we capitalized purchased software from a third party vendor and software development costs incurred under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization began in certain countries when portions of the project were completed, were ready for their intended purpose and were placed in service. Training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

Valuation of Goodwill

We evaluate the recoverability of goodwill at least annually and also in the event of an impairment indicator. The evaluation is based on a two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairment losses in the future. Our analysis of recoverability of goodwill performed in the fourth quarter of 2008 did not result in an impairment charge.

Purchase Price Allocation Including Acquired In-Process Research and Development

The purchase prices for the Dow, DermaTech and Coria acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

We value in-process research and development (“IPR&D”) acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amounts expensed as acquired IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair values were based on our use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rates that will apply to the expected cash flows. These cash flows were then discounted to a present value using discount rates between 14% and 22%. The discount rates represent our weighted-average cost of capital for each of the acquisitions. See Note 3 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K for a discussion of acquisitions.

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

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 19 of notes to consolidated financial statements in Item 8 of this annual report on Form 10-K for a discussion of contingencies.

Income Taxes

Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved favorably for us and could have a material adverse effect on our reported effective tax rate and after-tax cash flows. We record liabilities based on the recognition and measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which involves significant management judgment. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for uncertain tax positions. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates. To the extent that our estimates differ from amounts eventually assessed and paid our income and cash flows can be materially and adversely affected.

In 2008, we settled the examination of our U.S. income tax returns for the years 2002 through 2004 with the Internal Revenue Service. As a result of this settlement, the related unrecognized tax benefits were reversed in 2008. The provision for income tax was reduced by $2.3 million related to interest and penalties. In addition, the following accounts were affected; income taxes payable increased $2.7 million, income tax liability for uncertain tax positions decreased $14.0 million and net deferred tax assets decreased $9.0 million. All other unrecognized tax benefit amounts arose in years in which we generated a tax loss and are offset by the valuation allowance.

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

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Euro, the Polish Zloty, the Mexican Peso, the Swiss Franc and the Canadian Dollar. We believe the sale of the WEEMEA business will reduce our exposure to the Euro and Swiss Franc. During 2007 and 2008, we entered into various forward currency contracts to a) reduce our exposure to forecasted 2008 Euro and Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, c) utilize fair value hedges to reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations and d) utilize a fair value hedge to reduce our Canadian subsidiary’s exposure to its investment in U.S. Dollar denominated securities. In the aggregate, an unrealized gain of $0.2 million was recorded in the financial statements at December 31, 2008. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At December 31, 2008 and 2007, the fair value of our derivatives was (in thousands):

	Derivatives and Hedging Activity
	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
Description	Amount	Value	Amount	Value

Undesignated Hedges	$3,916	$157	$78,595	$834
Net Investment Hedges	$18,779	$13	$35,000	$(441)
Cash Flow Hedges	$—	$—	$17,788	$323
Fair Value Hedges	$—	$—	$26,000	$490
Interest Rate Swap	$—	$—	$150,000	$715

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2008 pretax earnings. In addition, we had $447.4 million of fixed rate debt as of December 31, 2008 that requires U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data

Following is a summary of quarterly financial data for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(Unaudited)

2008
Revenues	$151,981	$153,558	$168,424	$183,014
Gross profit on product sales (excluding amortization)	103,455	90,877	110,483	120,434
Income (loss) from continuing operations(a)	6,157	(48,291)	(3,466)	(144,662)
Income (loss) from discontinued operations, net of tax(b)	3,293	(26,313)	210,154	(20,586)
Net income (loss)	9,449	(74,603)	206,688	(165,248)
Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.54)	$(0.04)	$(1.75)
Discontinued operations	0.04	(0.29)	2.39	(0.25)
Basic earnings (loss) per share	$0.11	$(0.83)	$2.35	$(2.00)
Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.54)	$(0.04)	$(1.75)
Discontinued operations	0.03	(0.29)	2.39	(0.25)
Diluted earnings (loss) per share	$0.10	$(0.83)	$2.35	$(2.00)
2007
Revenues(c)	$163,332	$172,973	$164,258	$188,940
Gross profit on product sales (excluding amortization)	95,286	114,357	108,333	127,015
Income (loss) from continuing operations(d)	9,992	13,723	(5,191)	2,086
Income (loss) from discontinued operations, net of tax(b)	(667)	3,187	(6,897)	(22,419)
Net income (loss)	9,325	16,910	(12,088)	(20,333)
Basic earnings (loss) per share:
Continuing operations	$0.11	$0.14	$(0.06)	$0.02
Discontinued operations	(0.01)	0.04	(0.07)	(0.24)
Basic earnings (loss) per share	$0.10	$0.18	$(0.13)	$(0.22)
Diluted earnings (loss) per share:
Continuing operations	$0.10	$0.14	$(0.06)	$0.02
Discontinued operations	—	0.04	(0.07)	(0.24)
Diluted earnings (loss) per share	$0.10	$0.18	$(0.13)	$(0.22)

(a)	In the first, second, third and fourth quarters of 2008, we incurred expenses of $(12.6) million, $13.4 million, $3.5 million and $17.0 million, respectively relating to the 2008 restructuring program. These restructuring charges included employee severance costs (392 employees cumulatively), professional service fees, contract cancellation costs, asset impairment charges and loss on sale of assets, partially offset by the gain on sale of our Asia businesses.

In the fourth quarter of 2008, we incurred IPR&D expense related to the Dow and Coria acquisitions, of $185.8 million and $0.5 million, respectively.

(b)	Discontinued operations in 2008 and 2007 related primarily to our WEEMEA business and Infergen operations.

(c)	In the first quarter of 2007, we recorded alliance revenue of $36.5 million, of which $19.2 million related to the licensing of pradefovir to Schering-Plough.

(d)	In the first and second quarters of 2007, we incurred expenses of $5.1 million and $13.0 million, respectively, relating to our 2006 restructuring program. These restructuring charges included employee severance costs (408 employees cumulatively), professional service fees, contract cancellation costs, accumulated foreign currency translation adjustments, and asset impairment charges. We did not incur a restructuring expense in the third quarter of 2007. In the fourth quarter of 2007, we incurred expenses related to the 2008 restructuring program, comprising $1.0 million for executive severances, $4.7 million for professional service expenses for management consultants assisting with the Strategic Plan, and the $3.9 million contract termination and transaction costs associated with the sale of our Asia businesses.

VALEANT PHARMACEUTICALS INTERNATIONAL

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Valeant Pharmaceuticals International:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Dow Pharmaceutical Sciences, Inc. (“Dow”), Coria Laboratories, Ltd. (“Coria”) and DermaTech Pty Ltd. (“DermaTech”) from its assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company in purchase business combinations during 2008. We have also excluded Dow, Coria and DermaTech from our audit of internal control over financial reporting. The total assets and total revenues of Dow, Coria and DermaTech, wholly-owned subsidiaries, represent 18% and 0%, 11% and 1%, and 2% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/  PricewaterhouseCoopers LLP

Orange County, California
February 27, 2009

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
December 31,

	2008	2007
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$199,582	$287,728
Marketable securities	19,193	51,292
Accounts receivable, net	144,509	147,863
Inventories, net	72,972	80,150
Assets held for sale and assets of discontinued operations	—	325,906
Prepaid expenses and other current assets	17,605	19,119
Current deferred tax assets, net	16,179	13,092
Income taxes	—	25,684

Total current assets	470,040	950,834
Property, plant and equipment, net	90,228	109,991
Deferred tax assets, net	14,850	58,887
Goodwill	114,634	80,346
Intangible assets, net	467,795	261,166
Other assets	29,805	33,038

Total non-current assets	717,312	543,428

	$1,187,352	$1,494,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$41,638	$34,385
Accrued liabilities	231,451	118,834
Notes payable and current portion of long-term debt	666	1,655
Deferred revenue	15,415	—
Income taxes payable	2,497	276
Current deferred tax liabilities, net	52	2,252
Liabilities held for sale and liabilities of discontinued operations	—	50,358
Current liabilities for uncertain tax positions	478	616

Total current liabilities	292,197	208,376
Long-term debt, less current portion	447,862	782,552
Deferred revenue	11,841	—
Deferred tax liabilities, net	3,206	4,878
Liabilities for uncertain tax positions	53,425	68,749
Other liabilities	175,396	15,604

Total non-current liabilities	691,730	871,783

Total liabilities	983,927	1,080,159

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 81,753 (December 31, 2008) and 89,286 (December 31, 2007) shares outstanding (after deducting shares in treasury of 18,688 as of December 31, 2008 and 7,585 as of December 31, 2007)	818	893
Additional capital	1,067,758	1,192,559
Accumulated deficit	(883,273)	(859,559)
Accumulated other comprehensive income	18,122	80,210

Total stockholders’ equity	203,425	414,103

	$1,187,352	$1,494,262

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Product sales	$593,165	$603,051	$603,810
Alliances (including ribavirin royalties)	63,812	86,452	81,242

Total revenues	656,977	689,503	685,052

Costs and expenses:
Cost of goods sold (excluding amortization)	167,916	158,060	161,008
Selling, general and administrative	278,019	292,001	283,559
Research and development costs, net	86,967	97,957	105,443
Acquired in-process research and development	186,300	—	—
Gain on litigation settlements	—	—	(51,550)
Restructuring, asset impairments and dispositions	21,295	27,675	88,616
Amortization expense	49,973	55,985	51,295

Total costs and expenses	790,470	631,678	638,371

Income (loss) from operations	(133,493)	57,825	46,681
Other income, net including translation and exchange	2,063	1,659	766
Loss on early extinguishment of debt	(11,555)	—	—
Interest income	17,129	17,584	12,367
Interest expense	(30,486)	(42,921)	(43,470)

Income (loss) from continuing operations before income taxes and minority interest	(156,342)	34,147	16,344
Provision for income taxes	33,913	13,535	36,577
Minority interest, net	7	2	3

Income (loss) from continuing operations	(190,262)	20,610	(20,236)
Income (loss) from discontinued operations, net of tax	166,548	(26,796)	(37,332)

Net loss	$(23,714)	$(6,186)	$(57,568)

Basic income (loss) per share:
Income (loss) from continuing operations	$(2.17)	$0.22	$(0.22)
Income (loss) from discontinued operations	1.90	(0.29)	(0.40)

Net loss per share	$(0.27)	$(0.07)	$(0.62)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(2.17)	$0.22	$(0.22)
Income (loss) from discontinued operations	1.90	(0.29)	(0.40)

Net loss per share	$(0.27)	$(0.07)	$(0.62)

Shares used in per share computation — Basic	87,480	93,029	93,387

Shares used in per share computation — Diluted	87,480	93,976	93,387

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007, and 2006

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(In thousands)

Balance at January 1, 2006	92,760	$928	$1,224,907	$(772,692)	$(17,585)	$435,558
Comprehensive income:
Net loss	—	—	—	(57,568)	—	(57,568)
Foreign currency translation adjustments	—	—	—	—	34,791	34,791
Unrealized gain on marketable equity securities and other	—	—	—	—	91	91

Total comprehensive loss						(22,686)
Net effect of adopting new accounting standard for pensions	—	—	—	—	643	643
Exercise of stock options	1,592	16	16,435	—	—	16,451
Employee stock purchase plan	64	—	938	—	—	938
Stock compensation expense		—	20,270	—	—	20,270
Stock compensation in discontinued operations	—	—	768	—	—	768
Dividends	—	—	—	(21,552)	—	(21,552)

Balance at December 31, 2006	94,416	944	1,263,318	(851,812)	17,940	430,390
Comprehensive income:
Net loss	—	—	—	(6,186)	—	(6,186)
Foreign currency translation adjustments	—	—	—	—	66,791	66,791
Pension liability adjustment	—	—	—	—	(4,471)	(4,471)
Unrealized loss on marketable equity securities and other	—	—	—	—	(50)	(50)

Total comprehensive loss						56,084
Exercise of stock options	1,283	12	14,417	—	—	14,429
Employee stock purchase plan	78	2	857	—	—	859
Share repurchase	(6,491)	(65)	(99,492)	—	—	(99,557)
Stock compensation expense	—	—	12,419	—	—	12,419
Stock compensation in discontinued operations	—	—	1,040	—	—	1,040
Net effect of adopting new accounting standard for uncertain tax positions	—	—	—	(1,561)	—	(1,561)

Balance at December 31, 2007	89,286	893	1,192,559	(859,559)	80,210	414,103
Comprehensive income:
Net loss	—	—	—	(23,714)	—	(23,714)
Foreign currency translation adjustments	—	—	—	—	(66,228)	(66,228)
Pension liability adjustment	—	—	—	—	2,671	2,671
Unrealized gain on marketable equity securities and other	—	—	—	—	1,469	1,469

Total comprehensive income						(85,802)
Exercise of stock options and issuance of other stock awards	3,496	35	47,634	—	—	47,669
Employee stock purchase plan	74	1	753	—	—	754
Share repurchase	(11,427)	(114)	(206,403)	—	—	(206,517)
Issuance of treasury shares	324	3	5,407	—	—	5,410
Stock compensation expense	—	—	5,064	—	—	5,064
Stock compensation in discontinued operations	—	—	(845)	—	—	(845)
Tax benefit related to convertible debt			11,286			11,286
Tax benefit related to stock options	—	—	12,303	—	—	12,303

Balance at December 31, 2008	81,753	$818	$1,067,758	$(883,273)	$18,122	$203,425

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(23,714)	$(6,186)	$(57,568)
Income (loss) from discontinued operations	166,548	(26,796)	(37,332)

Income (loss) from continuing operations	(190,262)	20,610	(20,236)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	66,480	71,634	70,027
Provision for losses on accounts receivable and inventory	21,665	6,488	13,657
Stock compensation expense	5,064	12,419	20,270
Excess tax deduction from stock options exercised	(12,303)	—	—
Translation and exchange gains, net	(2,063)	(1,659)	(766)
Impairment charges and other non-cash items	(5,650)	16,035	73,896
Acquired in-process research and development	186,300	—	—
Deferred income taxes	(24,438)	18,122	8,600
Loss on extinguishment of debt	(485)	—	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,038	23,440	(24,158)
Inventories	(22,369)	7,609	(13,153)
Prepaid expenses and other assets	9,517	(7,839)	(4,329)
Trade payables and accrued liabilities	49,111	(9,768)	(9,445)
Income taxes	32,842	(57,350)	(11,402)
Other liabilities	82,323	824	(475)

Cash flow from operating activities in continuing operations	206,770	100,565	102,486
Cash flow from operating activities in discontinued operations	9,759	(8,044)	22,575

Net cash provided by operating activities	216,529	92,521	125,061

Cash flows from investing activities:
Capital expenditures	(16,575)	(29,140)	(35,625)
Proceeds from sale of assets	971	38,627	9,949
Proceeds from sale of businesses	48,575	2,453	3,123
Proceeds from investments	200,802	35,248	27,945
Purchase of investments	(155,653)	(72,518)	(26,500)
Acquisition of businesses, license rights and product lines, net of cash acquired	(355,303)	(22,520)	(3,148)

Cash flow from investing activities in continuing operations	(277,183)	(47,850)	(24,256)
Cash flow from investing activities in discontinued operations	447,101	8,508	(7,897)

Net cash provided by (used in) investing activities	169,918	(39,342)	(32,153)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(329,919)	(3,494)	(399)
Proceeds from capitalized lease financing, long-term debt and notes payable	118	1,799	2,841
Stock option exercises and employee stock purchases	49,054	15,288	17,389
Excess tax deduction from stock options exercised	12,303	—	—
Purchase of treasury stock	(206,517)	(99,557)	—
Dividends paid	—	—	(21,552)

Cash flow from financing activities in continuing operations	(474,961)	(85,964)	(1,721)
Cash flow from financing activities in discontinued operations	(43)	(7,353)	(5,089)

Net cash used in financing activities	(475,004)	(93,317)	(6,810)

Effect of exchange rate changes on cash and cash equivalents	(21,226)	23,924	15,140

Net increase (decrease) in cash and cash equivalents	(109,783)	(16,214)	101,238
Cash and cash equivalents at beginning of period	309,365	325,579	224,341

Cash and cash equivalents at end of period	199,582	309,365	325,579

Cash and cash equivalents classified as part of discontinued operations	—	(21,637)	(14,567)

Cash and cash equivalents of continuing operations	$199,582	$287,728	$311,012

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	Organization and Summary of Significant Accounting Policies

In these financial statements and this annual report, “we”, “us”, “our”, “Valeant” and the “Company” refers to Valeant Pharmaceuticals International and its subsidiaries.

Organization:  We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”). As a result of the December 31, 2008 acquisition of Dow Pharmaceutical Sciences, Inc. (“Dow”), beginning in January 2009, we will receive royalties from patent protected formulations licensed to third parties and revenue from contract research services performed by Dow.

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. Minority interest in results of operations of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of these consolidated subsidiaries. All significant intercompany account balances and transactions have been eliminated.

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

Marketable Securities:  Marketable securities include short-term commercial paper, government agency securities and corporate bonds which, at the time of purchase, have maturities of greater than three months. Short-term commercial paper and government agency securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of December 31, 2008 and 2007, the fair value of these marketable securities approximated cost. At December 31, 2008, corporate bonds are categorized as available for sale and are carried at fair value.

Allowance for Doubtful Accounts:  We evaluate the collectability of accounts receivable on a regular basis. The allowance is based upon various factors including the financial condition and payment history of major customers, an overall review of collections experience on other accounts and economic factors or events expected to affect our future collections experience.

Inventories:  Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. Inventories consist of currently marketed products and certain products awaiting regulatory approval. We evaluate the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price we expect to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. We primarily use the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings are depreciated up to 40 years, machinery and equipment are depreciated from 3-11 years, furniture and fixtures from 2-13 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. We follow the policy of capitalizing expenditures that materially increase the lives of the related assets and charge maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. From time to time, if there is an indication of possible asset impairment, we evaluate the carrying value of property, plant and equipment. We determine if there has been asset impairment by comparing the anticipated undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the asset impairment, if any, is determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, appraisals or preliminary offers from prospective buyers. In the years ended December 31, 2008, 2007 and 2006, we recorded asset impairment charges of $2.9 million, $9.4 million and $53.2 million, respectively, on certain of our fixed assets. See Note 2.

Capitalized Software Costs:  In 2008 and 2007, we capitalized software purchased from third party vendors and software development costs incurred under the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization began in certain countries when portions of the project were completed, were ready for their intended purpose and were placed in service. Training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

Acquired In-Process Research and Development:  We charge the costs associated with acquired in-process research and development (“IPR&D”) to expense. These amounts represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The estimation of fair value requires significant judgment. Differences in those judgments would have the impact of changing our allocation of purchase price to goodwill, which is an intangible asset that is not amortized. We incurred IPR&D expense of $186.3 million related to acquisitions in 2008. See Note 3.

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

Goodwill and Intangible Assets:  Our intangible assets comprise customer relationships, product marketing rights, related patents and trademarks for pharmaceutical products, and rights under the ribavirin license agreements. The product rights primarily relate to either 1) mature pharmaceutical products without patent protection, or 2) patented products. The mature products display a stable and consistent revenue stream over a relatively long period of time. The patented products generally have steady growth rates up until the point of patent expiration when revenues decline due to the introduction of generic competition. We amortize the mature products using the straight-line method over the estimated remaining life of the product (ranging from 5-19 years for current products) where the pattern of revenues is generally flat over the remaining life. We amortize patented products using the straight-line method over the remaining life of the patent because the revenues are generally growing until patent expiration.

We amortize the license rights for ribavirin on an accelerated basis because of the significant decline in royalties which started in 2003 upon the expiration of a U.S. patent; amortization was completed in the third quarter of 2008.

Certain intangible assets acquired in 2008 were determined to have indefinite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test, which includes assumptions such as growth and discount rates. We recorded an intangible asset impairment charge, included in amortization expense, of $1.6 million in 2008 related to a product sold in the United States. We recorded asset impairment charges for intangible assets of $0.3 million and $1.1 million in 2007 and 2006, respectively, related to two products in Spain, which is included in loss from discontinued operations.

Assets Held for Sale:  We have classified certain assets as assets held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). We have reclassified our consolidated balance sheet as of December 31, 2007 to reflect the sale of certain assets and the capital stock of certain subsidiaries in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). As of December 31, 2007, assets and liabilities held for sale included amounts related to the sale of our WEEMEA business to Meda which we completed in September 2008, the sale of certain subsidiaries and assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd which we completed in March 2008 and the sale of our Infergen operations to Three Rivers Pharmaceuticals, LLC which we completed in January 2008.

Discontinued Operations:  The results of operations and the related financial position for Infergen and the WEEMEA business have been reflected as discontinued operations in our consolidated financial statements in accordance with SFAS 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). For more details regarding our discontinued operations see Note 4.

Revenue Recognition:  We recognize revenues from product sales when title and risk of ownership transfers to the customer and all required elements as described in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 have been addressed. We record revenues net of provisions for rebates, discounts and returns, which are established at the time of sale. We calculate allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, as a percent of sales based on our historical return percentages and taking into account additional available information on competitive products and contract changes. Where we do not have data sharing agreements, we use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers and in retail pharmacies. We have data sharing agreements with the three largest wholesalers in the U.S. Based upon this information; adjustments are made to the allowance accrual if deemed necessary. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. We review our current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

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

Our reserve for rebates, product returns and allowances is included in accrued liabilities and was $66.0 million and $50.1 million at December 31, 2008 and 2007, respectively.

We earn ribavirin royalties as a result of our license of product rights and technologies to Schering-Plough. Ribavirin royalties are earned at the time the products subject to the royalty are sold by Schering-Plough. We rely on a limited amount of financial information provided by Schering-Plough to estimate the amounts due to us under the royalty agreements.

Stock-Based Compensation:  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) requires companies to

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize compensation expense for the fair value of all share based incentive programs including employee stock options and our employee stock purchase plan.

In order to estimate the fair value of stock options under the provisions of SFAS 123(R) we use the Black-Scholes option valuation model. Option valuation models such as Black-Scholes require the input of subjective assumptions which can vary over time. Additional information about our stock incentive programs and the assumptions used in determining the fair value of stock options are contained in Note 15.

Stock compensation expense was $5.1 million, $12.4 million and $20.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes:  Income taxes are calculated in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires that we recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce our deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not, that some portion of the deferred tax asset will not be realized. In estimating the future tax consequences of any transaction, we consider all expected future events under presently existing tax laws and rates.

Foreign Currency Translation:  The assets and liabilities of our foreign operations are translated at end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. Dollars are accumulated as a separate component of stockholders’ equity.

Derivative Financial Instruments:  We account for derivative financial instruments based on whether they meet our criteria for designation as hedging transactions, either as cash flow, net investment or fair value hedges. Our derivative instruments are recorded at fair value and are included in other current assets, other assets or accrued liabilities. Depending on the nature of the hedge, changes in the fair value of a hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Accumulated Other Comprehensive Income:  The components of accumulated other comprehensive income at year end were as follows:

	2008	2007

Foreign currency translation adjustments	$19,278	$85,506
Unrealized loss on marketable equity securities	—	(1,084)
Defined benefit pension plan liabilities	(1,156)	(3,827)
Other	—	(385)

Accumulated other comprehensive income	$18,122	$80,210

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

Out of Period Adjustments:  In 2008, we recorded an adjustment related to value-added tax in Mexico that increased selling, general and administrative expenses and reduced income from continuing operations before income taxes by approximately $1.8 million, comprised of approximately $0.4 million, $0.4 million and $1.0 million related to 2002, 2003 and 2004, respectively. This correction was to write off unrecoverable

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value-added tax receivables arising in the years affected. Also in 2008, we recorded adjustments related to stock compensation expense and foreign taxes that affected cost of goods sold, research and development expenses and selling, general and administrative expenses, and that in the aggregate increased income from continuing operations before income taxes by approximately $1.9 million related to 2007 and 2006. These corrections were a reversal of stock compensation expense to adjust our historical estimated forfeiture rate for actual forfeitures which occurred in 2006 and 2007, and a foreign tax error recorded in 2007. Correcting the stock compensation error increased income from continuing operations before income taxes by $3.6 million and correcting the foreign tax error decreased income from continuing operations before income taxes by $1.7 million. Correcting the stock compensation error also increased income from discontinued operations by $0.1 million.

Because these errors, both individually and in the aggregate, were not material to any of the prior years’ or current year’s financial statements, we recorded the correction of these errors in the 2008 financial statements.

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

Recent Accounting Pronouncements:

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon final settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this pronouncement was recorded as a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. As a result of the adoption of FIN 48, we recognized an increase of $1.6 million to the beginning balance of accumulated deficit on the balance sheet.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 became effective for Valeant as of January 1, 2008. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For more details regarding our implementation of SFAS 157, see Note 13.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS 159 permitted us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. SFAS 159 became effective for Valeant as of January 1, 2008. The implementation of SFAS 159 did not have a material effect on our financial statements as we did not elect the fair value option for any new financial instruments or other assets and liabilities.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used in future research and development activities be deferred and capitalized until the related service is performed or the goods are delivered. EITF 07-3 became effective for Valeant as of January 1, 2008. The implementation of EITF 07-3 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141(R) expands the definition of a business combination, requires acquisitions to be accounted for at fair value, requires capitalization of in-process research and development assets acquired, and requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. When implemented, SFAS 141(R) will require that any reduction to a tax valuation allowance established in purchase accounting that does not qualify as a measurement period adjustment will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard becomes effective for Valeant on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. We are currently assessing the impact that SFAS 161 may have on our financial statement disclosures.

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

In May 2008, the FASB issued FASB Statement of Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for Valeant beginning on January 1, 2009 and will be applied retrospectively. A cumulative effect adjustment will be reflected in the carrying amounts of our assets and liabilities as of the beginning of the first period presented. FSP APB 14-1 will have an impact on our financial position and reduce our results of operations, but will not have an impact on our cash flows. After adopting FSP APB 14-1, we estimate that we will record additional non-cash interest expense of approximately $14.0 million to $16.0 million in 2009, based on currently outstanding convertible debt balances.

2.	Restructuring

Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets such as software systems, the impairment of manufacturing and research facilities, and other associated costs, including legal and professional costs. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number of employees, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets such as software and the impairment of manufacturing and research facilities. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.

2008 Restructuring

In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. In March 2008, we completed this strategic review and announced a strategic plan designed to streamline our business, align our infrastructure to the scale of our operations, maximize our pipeline assets and deploy our cash assets to maximize shareholder value. The

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategic plan includes a restructuring program (the “2008 Restructuring”), which is expected to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe (Poland, Hungary, the Czech Republic and Slovakia) and Latin America (Mexico and Brazil). The 2008 Restructuring plan includes actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets or other strategic alternatives.

In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain assets in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included certain product rights in Japan. We closed this transaction in March 2008. The assets sold to Invida were classified as “held for sale” as of December 31, 2007. During the year ended December 31, 2008, we received proceeds of $37.9 million and recorded a gain of $34.5 million, net of charges for closing costs, on this transaction. We expect to receive additional proceeds of approximately $3.4 million subject to net asset settlement provisions in the agreement.

In June 2008, we sold our subsidiaries in Argentina and Uruguay, and recorded a loss on the sale of $2.6 million, in addition to an impairment charge of $7.9 million related to the anticipated sale. These subsidiaries were classified as “held for sale” in accordance with SFAS 144 as of December 31, 2007. Total proceeds from the sale of these subsidiaries were $13.5 million.

In December 2008, as part of our efforts to align our infrastructure to the scale of our operations, we exercised our option to terminate the lease of our Aliso Viejo, California corporate headquarters as of December 2011 and, as a result, recorded a restructuring charge of $3.8 million for the year ended December 31, 2008. The charge consisted of a lease termination penalty of $3.2 million, which will be payable in October 2011, and $0.6 million for certain fixed assets.

The net restructuring, asset impairments and dispositions charge of $21.3 million in the year ended December 31, 2008 included $19.2 million of employee severance costs for a total of 389 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico, Brazil and the Czech Republic. The charges also included $10.4 million for professional service fees related to the strategic review of our business, $7.7 million of contract cancellation costs and $0.3 million of other cash costs. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $10.8 million, and the loss of $2.6 million in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $34.5 million in the transaction with Invida.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring costs recorded in the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Cumulative
	2008	2007	Total Incurred

2008 Restructuring Program
Employee severances (392 employees cumulatively)	$19,239	$957	$20,196
Professional services, contract cancellation and other cash costs	18,406	8,644	27,050

Subtotal: cash charges	37,645	9,601	47,246

Stock compensation	4,778	—	4,778
Impairment of long-lived assets	10,758	—	10,758
Loss on sale of long-lived assets	2,652	—	2,652

Subtotal: non-cash charges	18,188	—	18,188

Subtotal: restructuring expenses	55,833	9,601	65,434

Gain on Invida transaction	(34,538)	—	(34,538)

Restructurings, asset impairments and dispositions	$21,295	$9,601	$30,896

In the year ended December 31, 2008, we recorded inventory obsolescence charges of $21.0 million resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in cost of goods sold, in accordance with EITF Issue No. 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.

2006 Restructuring

In April 2006, we announced a restructuring program (the “2006 Restructuring”) which was primarily focused on our research and development and manufacturing operations. The objective of the 2006 Restructuring program as it related to research and development activities was to focus our efforts and expenditures on retigabine and taribavirin, our two late-stage projects in development. The 2006 Restructuring was designed to rationalize our investments in research and development efforts in line with our financial resources. In December 2006, we sold our HIV and cancer development programs and certain discovery and pre-clinical assets to Ardea Biosciences, Inc. (“Ardea”), with an option for us to reacquire rights to commercialize the HIV program outside of the United States and Canada upon Ardea’s completion of Phase IIb trials. In March 2007, we sold our former headquarters building in Costa Mesa, California, where our former research laboratories were located, for net proceeds of $36.8 million.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring costs recorded in the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Cumulative
	2007	2006	Total Incurred

2006 Restructuring Program
Employee severances (408 employees cumulatively)	$3,788	$11,584	$15,372
Contract cancellation and other cash costs	2,076	1,633	3,709

Subtotal: cash charges	5,864	13,217	19,081

Abandoned software and other capital assets	—	22,178	22,178
Write-off of accumulated foreign currency translation adjustments	2,782	—	2,782
Impairment of manufacturing and research facilities	9,428	53,221	62,649

Subtotal: non-cash charges	12,210	75,399	87,609

Restructurings, asset impairments and dispositions	$18,074	$88,616	$106,690

Aggregate restructuring charges for the 2008 and 2006 restructuring programs, by reportable segment, were as follows:

	Year Ended December 31,
	2008	2007	2006

Specialty pharmaceuticals	$(16,755)	$10,445	$42,720
Branded generics — Europe	(8,011)	—	635
Branded generics — Latin America	8,328	—	231
Unallocated corporate	37,733	17,230	45,030

Total	$21,295	$27,675	$88,616

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. As of December 31, 2008, the restructuring accrual for the 2006 Restructuring was $0.6 million and relates to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico. These payment obligations last until June 30, 2009.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the restructuring accrual for the 2008 Restructuring was $10.3 million and relates to severance, professional service fees and other obligations and is expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:

2006 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	13,217
Cash paid	(9,002)

Restructuring accrual, December 31, 2006	4,215

Charges to earnings	5,864
Cash paid	(8,579)

Restructuring accrual, December 31, 2007	1,500

Cash paid	(875)

Restructuring accrual, December 31, 2008	$625

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	9,601
Cash paid	(1,128)

Restructuring accrual, December 31, 2007	8,473

Charges to earnings	37,645
Cash paid	(35,817)

Restructuring accrual, December 31, 2008	$10,301

Certain additional costs under the 2008 Restructuring are expected to be incurred in 2009, including, but not limited to, one-time employee severance costs of $1.1 million related to severance plans approved in 2008 for which the costs are spread over the service period in accordance with SFAS 146.

3.	Acquisitions and Collaboration Agreement

Dow Acquisition

On December 31, 2008, we completed the purchase of all of the outstanding common stock of Dow Pharmaceutical Sciences, Inc. (“Dow”), a privately held healthcare company that provides biopharmaceutical development services primarily in the United States. The services provided include formulation and process development, analytical chemistry and methods development, skin biology laboratory testing, clinical product manufacturing, clinical labeling and distribution, clinical consulting and research services, regulatory consulting submission preparation, regulatory compliance consulting and quality assurance services. Dow also acquires and develops selected topical, primarily dermatological, products and technologies for license to others, as well as for its own portfolio of products. The Dow acquisition will allow us to gain additional expertise in formulation and process development, clinical trial services and compliance related services. Because the acquisition was completed on December 31, 2008, our Consolidated Statements of Operations do not include any results from Dow.

We acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments. We paid $242.5 million in cash, net of cash acquired, and incurred transaction costs of $5.4 million. We paid $5.6 million in January 2009. We have remaining payment obligations of $36.0 million, $35.0 million of which we will pay by

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009 into an escrow account for the benefit of the Dow common stockholders, subject to any indemnification claims made by us for a period of eighteen months following the acquisition closing. We have granted a security interest to the Dow common stockholders in certain royalties to be paid to us until we satisfy our obligation to fund the $35.0 million escrow account. The accounting treatment for the acquisition requires the recognition of an additional $95.9 million of conditional purchase consideration because the fair value of the net assets acquired exceeded the total amount of the acquisition price. Contingent consideration of up to $235.0 million may be incurred for future milestones related to certain pipeline products still in development. Over 85% of this contingent consideration is dependent upon the achievement of approval and commercial targets. Future contingent consideration paid in excess of the $95.9 million will be treated as an additional cost of the acquisition and result in the recognition of goodwill.

We accrued the $95.9 million as a liability for conditional purchase consideration, in accordance with paragraph 46 of SFAS No. 141, Business Combinations.

The following table summarizes the Dow acquisition purchase price:

Cash consideration, net of cash acquired	$283,894
Conditional purchase consideration	95,854
Transaction costs	5,381

Total purchase price	$385,129

The Dow acquisition purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. We have completed our evaluation of the fair value of asset acquired or liabilities assumed, except for certain intangible assets, which we expect to complete in the first quarter of 2009. We believe the estimated fair values assigned to the Dow assets acquired and liabilities assumed were based upon reasonable assumptions. The following table summarizes the estimated fair value of the net assets acquired:

Current assets	$17,999
Property, plant and equipment	3,515
Other long-term assets	158
Identifiable intangible assets	184,400
In-process research and development	185,800
Current and long-term liabilities	(6,743)

Net assets acquired	$385,129

The acquired intangible assets consisted of outlicensed technology, customer relationships and developed formulations. Developed formulations include Dow’s U.S. Food and Drug Administration (“FDA”) approved product, Acanya, a topical treatment for acne scheduled to launch in the first quarter of 2009. Outlicensed technology has been licensed to third parties and will generate future royalty revenue. Customer relationships are from Dow’s contract research services. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period

Developed formulations	$104,500	6.1 years
Outlicensed technology	74,000	9.6 years
Customer relationships	5,900	7.0 years

Total indentifiable intangible assets	$184,400

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded a charge of $185.8 million to acquired in-process research and development for in-process research and development assets acquired that we determined were not yet complete and had no future uses in their current state. The major risks and uncertainties associated with the timely and successful completion of the acquired in-process research and development assets consist of the ability to confirm the safety and efficacy of the product based upon the data from clinical trials and obtaining the necessary approval from the FDA.

The in-process research and development assets are comprised of the following items; IDP-107 for the treatment of acne, IDP-108 for fungal infections and IDP-115 for rosacea, which were valued at $107.3 million, $49.0 million and $29.5 million, respectively. All of these in-process research and development assets had not yet received approval from the FDA as of the acquisition date. IDP-107 is an antibiotic targeted to treat moderate to severe inflammatory acne and is in Phase II studies. IDP-108 is an investigational topical drug for nail, hair and skin fungal infections and is in Phase II studies. IDP-115 is a topical treatment for rosacea and has completed Phase II studies.

The estimated fair value of the in-process research and development assets was determined based upon the use of a discounted cash flow model for each asset. The estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization of each asset. The cash flows for each asset were then discounted to a present value using a discount rate of 15%. Material net cash inflows were estimated to begin in 2013 for IDP-107, IDP-108 and IDP-115. Gross margins and expense levels were estimated to be consistent with Dow’s historical results. Solely for the purpose of estimating the fair value of these assets, we assumed we would incur future research and development costs of $26.6 million, $29.6 million and $20.1 million to complete IDP-107, IDP-108 and IDP-115, respectively.

DermaTech Acquisition

On November 14, 2008, we completed the purchase of all of the outstanding common stock of DermaTech Pty Ltd. (“DermaTech”), a privately held healthcare company, based in Australia that develops, manufactures and markets dermatology products. Our Consolidated Statements of Operations include the results of DermaTech since the acquisition date. The DermaTech acquisition purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. As of December 31, 2008, cash paid totaled $14.6 million. The purchase price is summarized below:

Cash consideration, net of cash acquired	$14,865
Transaction costs	603

Total purchase price	$15,468

We have completed our evaluation of the assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. We believe the estimated fair values assigned to the DermaTech assets acquired and liabilities assumed were based upon reasonable assumptions. The following table summarizes the estimated fair value of the net assets acquired:

Current and long-term assets	$3,426
Identifiable intangible assets	8,260
Goodwill	7,440
Current and long-term liabilities	(3,658)

Net assets acquired	$15,468

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired intangible assets consisted principally of trade names and customer relationships. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period

Trade names	$5,653	Indefinite
Customer relationships	2,211	10.0 years
Licensed products	396	6.4 years

Total indentifiable intangible assets	$8,260

Coria Acquisition

On October 15, 2008, we completed the purchase of all of the outstanding common stock of Coria Laboratories, Ltd. (“Coria”), a privately held healthcare company that develops, manufactures and markets dermatology products in the United States. As a result of the acquisition, we acquired an assembled sales force and a suite of dermatology products which enhanced our existing product base. Our Consolidated Statements of Operations include the results of Coria since the acquisition date.

The Coria acquisition purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. The following table summarizes the purchase price:

Cash consideration, net of cash acquired	$96,292
Transaction costs	607

Total purchase price	$96,899

We have completed our evaluation of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. We believe the fair values assigned to the Coria assets acquired and liabilities assumed were based upon reasonable assumptions. As of December 31, 2008, cash paid totaled $95.6 million. The following table summarizes the fair value of the net assets acquired:

Current assets	$12,097
Identifiable intangible assets	74,900
In-process research and development	500
Goodwill	30,951
Other assets	3,260
Current liabilities	(7,217)
Deferred tax liabilities	(17,592)

Net assets acquired	$96,899

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired intangible assets consisted of developed technology for approved indications of currently marketed products. The acquired intangible assets principally relate to the CeraVe, Cloderm and Atralin products. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period

Developed technology-CeraVe	$42,700	Indefinite
Developed technology-All other products	32,200	6.4 years

Total indentifiable intangible assets	$74,900

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to the fair value of assets acquired less liabilities assumed. The Coria acquisition will allow us to gain additional expertise and intellectual property for the next generation of patented delivery technology, an expanded and complimentary product mix and an assembled sales force, which we believe supports the amount of goodwill recognized.

The following unaudited pro forma results of operations for the year ended December 31, 2008, assume the Dow acquisition had occurred on January 1, 2008 and for the year ended December 31, 2007, assume the acquisition had occurred on January 1, 2007. These pro forma results include charges for in-process research and development of $185.8 million related to the Dow acquisition. The pro forma adjustments have no impact on the effective income tax rate used due to the valuation allowance on deferred tax assets in the United States.

	Year Ended
	December 31,
	2008	2007
	(Unaudited)

Product sales	$593,165	$603,051
Alliance revenue	$80,423	$101,841
Service revenue	$38,763	$29,184
Loss from continuing operations	$(223,969)	$(210,479)
Net loss	$(57,421)	$(237,275)
Basic net loss per share	$(0.66)	$(2.55)
Diluted net loss per share	$(0.66)	$(2.55)

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the Dow acquisition occurred on the dates indicated, or the results that may be achieved in the future.

We do not consider the historical results of operations of Coria or DermaTech to be material to our historical consolidated results of operations, either individually or in the aggregate. Accordingly, the supplemental pro forma information presented above does not include any adjustments related to these two acquisitions.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collaboration Agreement

In October 2008, we completed a worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (“GSK”), to collaborate with GSK to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures and its backup compounds. Pursuant to the terms of the Collaboration Agreement, we granted co-development rights and worldwide commercialization rights to GSK.

We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”). Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. Following the launch of a retigabine product, we will share equally in the profits of retigabine in the Collaboration Territory. In addition, we granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to retigabine worldwide. GSK will be responsible for all expenses outside of the Collaboration Territory and will solely fund the development of any backup compound. We will receive up to a 20% royalty on net sales of retigabine outside of the Collaboration Territory. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay us royalties of up to 20% of net sales of products based upon such backup compounds.

Pursuant to the Collaboration Agreement, GSK paid us $125.0 million in upfront fees in October 2008. GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the United States Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $90.0 million of the upfront fee; however, the refundable portion will decline over the time the Collaboration Agreement is in effect. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions over the time the Collaboration Agreement is in effect. Unless otherwise terminated, the Collaboration Agreement will continue on a country-by-country basis until GSK has no remaining payment obligations with respect to such country.

Under terms of the Collaboration Agreement, GSK has agreed to pay us up to an additional $545.0 million based upon the achievement of certain regulatory, commercialization and sales milestones and the development of additional indications for retigabine. GSK has also agreed to pay us up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to retigabine.

Our rights to retigabine are subject to an Asset Purchase Agreement between Meda Pharma GmbH & Co. KG (“Meda Pharma”), the successor to Viatris GmbH & Co. KG, and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the “Meda Pharma Agreement”). Under the terms of the Meda Pharma Agreement, we are required to pay Meda Pharma milestone payments of $8.0 million upon acceptance of the filing of an NDA and $6.0 million upon approval of the NDA for retigabine. We are also required to pay royalty rates which, depending on the geographic market and sales levels, vary from 3% to 8% of net sales. Under the Collaboration Agreement with GSK, these royalties will be treated in the Collaboration Territory as an operating expense and shared by GSK and the Company pursuant to the profit sharing percentage then in effect. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK. We are required to make additional milestone payments to Meda Pharma of up to $5.3 million depending on certain licensing activity. As a result of entering into the Collaboration Agreement with GSK, we paid Meda Pharma a milestone payment of $3.8 million in October 2008, which was not a shared expense under the Collaboration Agreement. An additional payment of $1.5 million could become due if a certain indication for retigabine is developed and licensed to GSK.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Collaboration Agreement contains multiple elements and requires evaluation pursuant to EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Collaboration Agreement includes a provision for us to participate on a joint steering committee. We evaluated the facts and circumstances of the Collaboration Agreement to determine whether our participation is protective of our interests or if it constitutes a deliverable to be included in our evaluation of the arrangement under EITF 00-21. We have concluded the participation in the joint steering committee is a deliverable until certain regulatory approval is obtained. In addition, we have determined that completion of our development and pre-commercialization efforts during the time prior to the launch of a retigabine product (the “Pre-Launch Period”) is also a deliverable under the Collaboration Agreement. As a result, pursuant to EITF 00-21, we will recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs, in addition to our participation in the joint steering committee. We will also record a credit to our development and pre-commercialization costs from the upfront payment based upon our proportional performance against our expected development and pre-commercialization costs during the Pre-Launch Period. The determination of such credit to our development and pre-commercialization costs is limited to the amount that is no longer potentially refundable to GSK should they elect to terminate the Collaboration Agreement. To the extent that our expected development and pre-commercialization costs are less than $100.0 million, the difference will be recorded as alliance revenue and earned based upon the proportional performance model during the Pre-Launch Period. Determination of our expected development and pre-commercialization costs and measurement of our completion of those costs requires the use of management’s judgment. Significant factors considered in our evaluation of our expected development and pre-commercialization costs include, but are not limited to, our experience, along with GSK’s experience, in completing clinical trials and costs of completing similar development and commercialization programs. We expect to complete our research and development and pre-commercialization obligations by mid to late 2010.

During the three months ended December 31, 2008, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $13.1 million as outlined in the table below. We recorded a credit of $4.1 million against our share of the expenses to equalize our expenses with GSK.

Three Months
Ended December 31,
2008

Valeant selling, general and administrative	$483
Valeant research and development costs	10,193

10,676
GSK expenses	2,394

Total spending for Collaboration Agreement	$13,070

Equalization (difference between individual partner costs and 50% of total)	$4,141

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and remaining upfront payment for the Collaboration Agreement during the following period:

	Three Months Ended December 31, 2008
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development

Upfront payment from GSK	$125,000	$—	$—	$—
Incurred cost	—	—	483	10,193
Incurred cost offset	(6,535)	—	(483)	(6,052)
Recognize alliance revenue	(4,374)	(4,374)	—	—

Release from upfront payment	(10,909)	—	—	—

Remaining upfront payment from GSK	114,091	—	—	—

Equalization receivable from GSK	4,141	—	—	(4,141)

Total equalization receivable from GSK	$4,141	—	—	—

Total expense and revenue		$(4,374)	$—	$—

Accrued liabilities	$35,581
Other liabilities	52,297
Deferred revenue short-term	14,566
Deferred revenue long-term	11,647

Remaining upfront payment from GSK	$114,091

4.	Discontinued Operations

In September 2008, we entered into an agreement to sell our business operations located in Western and Eastern Europe, Middle East and Africa to Meda. Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses marketed by us in those divested regions as of the divestiture date. Excluded from this transaction are our Central European operations, defined as the business in Poland, Hungary, the Czech Republic and Slovakia. Under the terms of the agreement, we received initial cash proceeds of $428.4 million, which will be reduced by $11.8 million, paid to Meda in January 2009, based upon the estimated levels of cash, indebtedness and working capital as of the closing date. We recorded a net gain on this sale of $158.9 million after deducting the carrying value of the net assets sold, transaction-related expenses and income taxes.

In September 2007, we decided to divest our Infergen product rights. We sold these Infergen rights to Three Rivers Pharmaceuticals, LLC in January 2008. We received $70.8 million as the initial payment for our Infergen product rights, with additional payments due of up to $20.5 million. We recorded a net gain from this transaction of $39.4 million after deducting the carrying value of the net assets sold from the proceeds received.

As a result of these dispositions, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our consolidated statements of operations in accordance with SFAS 144 and EITF 03-13. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheet, and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to conform with the current period presentation.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized selected financial information for discontinued operations for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006

WEEMEA Business:
Product sales	$138,831	$182,719	$177,753
Costs and expenses:
Cost of goods sold (excluding amortization)	58,444	75,034	77,133
Selling, general and administrative	66,862	79,044	76,293
Research and development costs, net	365	69	—
Restructuring, asset impairments and dispositions	1,309	(4,499)	49,565
Amortization expense	14,372	15,582	13,980

Total costs and expenses	141,352	165,230	216,971

Other income (expense)	744	(347)	325

Income (loss) from discontinued operations before income taxes, WEEMEA	(1,777)	17,142	(38,893)
Infergen:
Product sales	1,000	32,085	42,716
Costs and expenses:
Cost of goods sold (excluding amortization)	2,007	24,897	18,838
Selling, general and administrative	624	27,295	21,392
Research and development costs, net	9,752	6,476	4,176
Amortization expense	—	4,950	6,600

Total costs and expenses	12,383	63,618	51,006

Loss from discontinued operations before income taxes, Infergen	(11,383)	(31,533)	(8,290)
Other discontinued operations:
Other income	1,559	—	5,648

Consolidated discontinued operations:
Loss from discontinued operations before income taxes	(11,601)	(14,391)	(41,535)
Provision (benefit) for income taxes	20,101	11,696	(1,798)

Loss from discontinued operations	(31,702)	(26,087)	(39,737)
Disposal of discontinued operations, net	198,250	(709)	2,405

Income (loss) from discontinued operations, net	$166,548	$(26,796)	$(37,332)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2007 on the accompanying consolidated balance sheet and are comprised of the following amounts:

	December 31,	December 31,
	2008	2007

ASSETS
Cash	$—	$21,637
Marketable securities	—	830
Accounts receivable, net	—	43,933
Inventories, net	—	36,078
Prepaid expenses and other current assets	—	2,594
Current deferred tax assets, net	—	(1,273)
Income taxes	—	749
Property, plant and equipment, net	—	6,517
Deferred tax assets, net	—	7,063
Goodwill	—	4,816
Intangible assets, net	—	194,859
Other assets	—	2,305

Assets of discontinued operations	$—	$320,108

LIABILITIES
Trade payables	$—	$14,818
Accrued liabilities	—	22,817
Income taxes	—	7,711
Deferred tax liabilities, net	—	459
Other liabilities	—	2,256

Liabilities of discontinued operations	$—	$48,061

The assets held for sale and assets of discontinued operations as of December 31, 2007 were $325.9 million, which included the assets of the discontinued operations of the WEEMEA business of $259.7 million, $60.4 million related to the assets of the Infergen discontinued operations and $5.8 million of assets sold to Invida in March 2008.

The liabilities held for sale and liabilities of discontinued operations as of December 31, 2007 were $50.4 million, which included the liabilities of discontinued operations of the WEEMEA business of $46.2 million, $1.9 million related to the liabilities of the discontinued biomedicals business and $2.3 million of liabilities sold to Invida in March 2008.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006

Income:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$(190,262)	$20,610	$(20,236)
Income (loss) from discontinued operations	166,548	(26,796)	(37,332)

Net loss	$(23,714)	$(6,186)	$(57,568)

Shares:
Denominator for basic earnings per share:
Weighted shares outstanding	87,183	92,841	93,251
Vested stock equivalents (not issued)	297	188	136

Denominator for basic earnings per share	87,480	93,029	93,387
Denominator for diluted earnings per share:
Employee stock options	—	894	—
Other dilutive securities	—	53	—

Dilutive potential common shares	—	947	—

Denominator for diluted earnings per share	87,480	93,976	93,387

Basic income (loss) per share:
Income (loss) from continuing operations	$(2.17)	$0.22	$(0.22)
Income (loss) from discontinued operations	1.90	(0.29)	(0.40)

Net loss per share	$(0.27)	$(0.07)	$(0.62)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(2.17)	$0.22	$(0.22)
Income (loss) from discontinued operations	1.90	(0.29)	(0.40)

Net loss per share	$(0.27)	$(0.07)	$(0.62)

The 3.0% Convertible Subordinated Notes due 2010 and the 4.0% Convertible Subordinated Notes due 2013, discussed in Note 8, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. The accounting for convertible debt with such settlement features is addressed in EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”). It is our intent to settle the notes’ conversion obligations consistent with Instrument C of EITF 90-19. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the years ended December 31, 2008, 2007, and 2006.

For the years ended December 31, 2008 and 2006, options to purchase 1,286,715 and 1,863,000 weighted-average shares of common stock, respectively, were not included in the computation of earnings per share because we incurred a loss from continuing operations and the effect would have been anti-dilutive.

For the years ended December 31, 2008, 2007 and 2006, options to purchase 6,506,317, 8,989,578 and 9,118,262 weighted-average shares of common stock, respectively, were also not included in the computation of earnings per share because the exercise prices of the options were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at December 31, 2008 and 2007:

	2008	2007

Accounts receivable, net:
Trade accounts receivable	$93,796	$118,696
Royalties receivable	21,774	18,620
Other receivables	33,038	19,301

	148,608	156,617
Allowance for doubtful accounts	(4,099)	(8,754)

	$144,509	$147,863

Inventories, net:
Raw materials and supplies	$16,742	$24,337
Work-in-process	8,506	11,667
Finished goods	61,641	56,622

	86,889	92,626
Allowance for inventory obsolescence	(13,917)	(12,476)

	$72,972	$80,150

Property, plant and equipment, net:
Land	$1,160	$1,417
Buildings	48,748	56,084
Machinery and equipment	93,516	99,790
Furniture and fixtures	19,131	24,752
Leasehold improvements	5,113	6,402

	167,668	188,445
Accumulated depreciation and amortization	(87,928)	(92,586)
Construction in progress	10,488	14,132

	$90,228	$109,991

Accrued Liabilities:
Accrued returns, rebates and allowances	66,005	50,142
Dow acquisition payment obligations	41,595	—
GSK research and development cost offset	35,581	—
WEEMEA sale-related liabilities	27,575	—
Payroll and related items	23,381	17,746
Accrued research and development costs	10,245	18,586
Legal and professional fees	9,816	6,599
Interest	3,562	4,860
Accrued royalties payable	2,509	2,446
Environmental accrual	705	1,354
Other	10,477	17,101

Total accrued liabilities	$231,451	$118,834

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Other Liabilities:
Dow conditional purchase consideration	95,854	—
GSK research and development cost offset	52,297	—
Other	27,245	15,604

Total other liabilities	$175,396	$15,604

At December 31, 2008, construction in progress primarily includes costs incurred in plant improvements and construction of equipment. At December 31, 2007, construction in progress primarily includes costs incurred in plant expansion projects and costs associated with the installation of an enterprise resource planning information system.

7.	Intangible Assets and Goodwill

The components of intangible assets at December 31, 2008 and 2007 were as follows:

	Weighted	December 31, 2008			December 31, 2007
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product rights Neurology	12	$276,229	$(147,745)	$128,484	$281,327	$(122,622)	$158,705
Dermatology	8	232,332	(54,906)	177,426	108,491	(52,067)	56,424
Other	14	72,956	(41,970)	30,986	96,845	(56,980)	39,865

Total product rights	10	581,517	(244,621)	336,896	486,663	(231,669)	254,994
Developed technology-CeraVe	Indefinite	42,700	—	42,700	—	—	—
Outlicensed technology	10	74,000	—	74,000	—	—	—
Customer relationships	8	8,242	(30)	8,212	—	—	—
Trade names	Indefinite	5,987	—	5,987	—	—	—
License agreement	5	67,376	(67,376)	—	67,376	(61,204)	6,172

Total intangible assets		$779,822	$(312,027)	$467,795	$554,039	$(292,873)	$261,166

Future amortization of intangible assets at December 31, 2008 is scheduled as follows:

	Scheduled Future Amortization Expense
	2009	2010	2011	2012	2013	Thereafter	Total

Product rights
Neurology	$25,288	$23,829	$19,049	$17,830	$16,813	$25,675	$128,484
Dermatology	28,564	31,669	31,658	26,630	25,007	33,897	177,425
Other	4,952	4,913	5,035	4,870	4,841	6,375	30,986
Outlicensed technology	6,827	6,827	8,713	8,174	8,174	35,285	74,000
Customer relationships	1,709	1,498	1,288	1,077	866	1,775	8,213

Total	$67,340	$68,736	$65,743	$58,581	$55,701	$103,007	$419,108

In 2008, we acquired the rights to a number of branded generic products in Poland for aggregate consideration of $3.6 million, of which $2.6 million was cash consideration.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, we acquired product rights in the United States, Europe, and Argentina for aggregate consideration of $27.1 million, of which $22.5 million was cash consideration. In the United States, we acquired a paid-up license to Kinetin and Zeatin, the active ingredients in the Kinerase product line, for cash consideration of $21.0 million and other consideration of $4.2 million. We acquired the rights to certain products in Poland and Argentina for $1.5 million in cash consideration and $0.4 million in other consideration.

Goodwill arose primarily from the acquisitions of DermaTech, Coria and Xcel and totaled $114.6 million and $80.3 million at December 31, 2008 and 2007, respectively. Goodwill increased $34.3 million in 2008, with $7.4 million related to the DermaTech acquisition, $30.9 million related to the Coria acquisition and $0.5 attributable to foreign exchange fluctuations. Additionally in 2008, we recorded a decrease in goodwill of $4.5 million related to the release of a deferred tax asset valuation allowance established in purchase accounting for the acquisition of Xcel. In 2007, we made a $5.0 million contingent milestone payment to InterMune related to Infergen which we recorded as goodwill. We reclassified $4.8 million of goodwill to discontinued operations based on the relative fair value of Infergen in comparison with the North America segment.

8.	Debt and lease obligations

As of December 31, 2008 and 2007, long-term debt consists of the following:

	2008	2007

3% Convertible Subordinated Notes due 2010	$207,360	$240,000
4% Convertible Subordinated Notes due 2013	240,000	240,000
7% Senior Notes due 2011	—	300,716
Other	1,168	3,310

	448,528	784,026
Less: current portion	(666)	(1,474)

Total long-term debt	$447,862	$782,552

In December 2003, we issued $300.0 million aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”). We could, at our option, redeem some or all of the 7.0% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. In January 2004, we entered into an interest rate swap agreement with respect to $150.0 million in principal amount of the 7.0% Senior Notes. See Note 12 for a description of the interest rate swap agreement.

In July 2008, we redeemed the 7.0% Senior Notes at an aggregate redemption price of $310.5 million. In connection with this redemption, we recorded a $14.9 million loss on early extinguishment of debt in 2008, including a redemption premium of $10.5 million, unamortized loan costs of $2.9 million and an interest rate swap agreement termination fee of $1.5 million.

In November 2003, we issued $240.0 million aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 (the “3.0% Notes”) and $240.0 million aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. We have the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into our common stock at an initial conversion rate of 31.6336 shares per each $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy the conversion obligations by delivery, at our option in shares of our common stock, in cash or in a combination thereof. It is our intent to settle

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations, ranking in right of payment behind our senior debt, if any.

In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to our common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 per share and selling a written call option on the identical number of shares at $39.52 per share. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200.0 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the notes. The written call option sold offset, to some extent, the cost of the call option purchased. The net cost of the Convertible Note Hedge of $42.9 million was recorded as the sale of a permanent equity instrument pursuant to guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Subsequently, as a result of the cessation of our common dividend, the strike price on the Convertible Note Hedge was adjusted during 2007, with the new strike prices becoming $34.61 per share and $35.36 per share for the 3.0% Notes and the 4.0% Notes, respectively.

The total number of shares applicable to the Convertible Note Hedge remains the same at 12,653,440, with 6,326,720 shares still allocated to each set of purchased call options in connection with the 3.0% Notes and the 4.0% Notes, respectively.

In November 2008, we repurchased $32.6 million aggregate principal amount of the 3.0% Notes for an aggregate purchase price of $29.0 million. In connection with this purchase, we recorded a $3.3 million gain on early extinguishment of debt in 2008, net of unamortized loan costs of $0.3 million.

Aggregate annual maturities of long-term debt are as follows:

2009	666
2010	207,645
2011	172
2012	45
2013	240,000

Total	$448,528

The estimated fair value of our public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $409.4 million and $714.8 million compared to its carrying value of $447.4 million and $780.7 million at December 31, 2008 and 2007, respectively.

We maintain no lines of credit in the U.S. and have short-term lines of credit of $0.2 million in the aggregate outside the U.S., under which there were no amounts outstanding at December 31, 2008. The lines of credit provide for short-term borrowings and bear interest at the bank’s rate of interest or a variable rate based upon LIBOR or an equivalent index.

We lease certain administrative and laboratory facilities and certain automobiles under non-cancelable operating lease agreements that expire through 2014. Additionally, we lease certain automobiles and computer

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software under lease agreements that qualify as capital leases. The following table summarizes our lease commitments at December 31, 2008:

	Operating	Capital
	Leases	Leases

2009	$7,613	$790
2010	6,915	346
2011	10,442	192
2012	1,315	45
2013	1,089	—
Thereafter	154	—

Total	$27,528	1,373

Amounts representing interest		(205)

Amounts of lease obligations recorded as debt		$1,168

9.	Income Taxes

The components of income (loss) from continuing operations before income taxes and minority interest for each of the years ended December 31, 2008, 2007 and 2006 consist of the following:

	2008	2007	2006

Domestic	$(265,920)	$(65,557)	$(80,266)
Foreign	109,578	99,704	96,610

	$(156,342)	$34,147	$16,344

The income tax provision from continuing operations for each of the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Current:
Federal	$3,090	$(17,981)	$398
State	133	397	1,226
Foreign	43,468	27,366	34,114

	46,691	9,782	35,738

Deferred:
Federal	(11,408)	168	254
State	(1,657)	28	42
Foreign	287	3,557	543

	(12,778)	3,753	839

	$33,913	$13,535	$36,577

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate due to the following:

	2008	2007	2006

Statutory rate	35%	35%	35%
Foreign source income taxes at other effective rates	5%	91%	212%
APB 23 reversal	−28%	0%	0%
Change in valuation allowance	11%	−87%	−31%
Prepaid amortization	−5%	0%	0%
Net operating loss and examination adjustments	1%	0%	0%
State tax and other, net	1%	1%	8%
Effect of IPR&D, not deductible for tax	−42%	0%	0%

Effective rate	−22%	40%	224%

Our effective tax rates for the years ended December 31, 2008, 2007 and 2006 were significantly affected by recording valuation allowances to recognize the uncertainty of realizing the benefits of net operating losses and credits in the United States and foreign locations. Additionally, our tax rate was impacted in 2008 by acquisition-related IPR&D expense totaling $186.3 million, which provided no tax benefits, and by the change in our position regarding unremitted earnings of foreign subsidiaries. Additionally, as a result of utilizing a portion of our net operating loss carryforward in 2008, we released a portion of our valuation allowance against additional paid-in capital resulting in an increased income tax provision.

Pursuant to paragraph 17(e) of SFAS 109, the valuation allowances are recorded because we determined that it was not more likely than not that such net operating losses and credits could be utilized. Ultimate realization of the benefit of these deferred tax assets is dependent upon us generating sufficient taxable income in the United States and other locations prior to their expiration. Given our history of pre-tax losses within the U.S. and the inherent uncertainties in forecasting future profitability resulting from the successful commercialization of product candidates, we determined, pursuant to paragraphs 23, 24 and 25 of SFAS 109 that these forecasts were insufficient objective evidence of future taxable income.

During the second quarter of 2008, we reversed our position that all unremitted earnings of our foreign subsidiaries would be indefinitely reinvested and we are now required to provide U.S. tax on these earnings. As of December 31, 2008, all repatriated earnings from our foreign subsidiaries are being offset by current U.S. operating losses and tax credits. As part of the repatriation during 2008 we paid $7.8 million of withholding tax.

At December 31, 2008 a valuation allowance of $142.7 million had been recorded primarily to offset U.S. deferred tax assets. Due to the various transactions we entered into in 2008, a portion of the U.S. valuation allowance was released, of which $23.6 million was recorded as an increase to additional paid-in capital and $4.5 million was recorded as a reduction of goodwill.

As of December 31, 2007, we experienced a change in ownership as defined under Internal Revenue Code section 382 and as a result certain limitations will apply to the utilization of net operating losses and credits. Additionally, our use of the tax attributes of Coria and Dow will be subject to similar limitations. We do not expect such limitations to have a material effect on the utilization of such net operating losses.

During 2007, the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 was resolved. As a result, the 2007 provision for income taxes was reduced by $21.5 million, primarily related to resolution of a gain recognition issue which arose for the year ended December 31, 1999. In addition to the reduction in the provision for income taxes, the following accounts were affected; income taxes payable increased $6.3 million, income tax liability for uncertain tax positions decreased $73.8 million, deferred income taxes decreased $28.2 million, and the valuation allowance on deferred tax assets increased $17.8 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, gains were realized by certain of our subsidiaries related to intercompany transfers of intangible property rights. These gains were recorded in the books of the subsidiaries and are subject to tax in the subsidiaries’ jurisdictions, but they were eliminated in consolidation for financial reporting purposes. The purchasing subsidiaries have recorded corresponding tax basis increases, which in most cases can be amortized and deducted for tax purposes. In 2007, tax liabilities of $2.1 million created by these transactions were recorded. Additional amounts were recorded in prior years for similar transactions. However, because these are intercompany transactions, the associated expense was deferred and recorded as prepaid tax. Amortization of the prepaid tax balances of $7.1 million, $0.6 million and $0.2 million was recorded as tax expense during 2008, 2007 and 2006, respectively.

The primary components of our net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
NOL and capital loss carryforwards	$77,008	$108,945
Inventory and other reserves	30,899	33,055
Tax credit carryforwards	47,309	24,240
Intangibles	42,485	30,915
Prepaid tax on intercompany transaction	—	7,096
Deferred gain	48,445	—
Other	28,567	19,615
Valuation allowance	(142,692)	(151,887)

Total deferred tax asset, net of valuation allowance	132,021	71,979
Deferred tax liabilities:
Fixed assets and other	(981)	(4,714)
Intangibles	(103,269)	(2,416)

Total deferred tax liability	(104,250)	(7,130)

Net deferred tax asset	$27,771	$64,849

Deferred tax assets and liabilities are recorded in the following captions in the consolidated balance sheets as of December 31, 2008 and 2007:

	2008	2007

Current deferred tax assets, net	$16,179	$13,092
Deferred tax assets, net	14,850	58,887
Current deferred tax liabilities, net	52	2,252
Deferred tax liabilities, net	3,206	4,878

In 2008 and 2007 the valuation allowance primarily relates to U.S. federal and state losses and credits as well as foreign net operating losses.

At December 31, 2008, we had U.S. federal and state net operating losses of approximately $75.0 million and $163.2 million, respectively. Our U.S. federal net operating losses will begin to expire in 2027. The state net operating losses will begin to expire in 2014. We also had a state capital loss of $11.1 million that will begin to expire in 2010. We also had U.S. federal and state credits of $122.5 million and $2.2 million that will begin to expire in 2015, which includes $80.0 million of federal credits relating to unrepatriated foreign earnings.

Tax benefits associated with the exercise of employee stock options and with the convertible note hedge (see Note 8) were not recognized during 2007 and 2006 due to the application of SFAS 123(R) and the valuation allowance. These amounts were included in our net operating losses for tax reporting purposes. During 2008,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$23.6 million of the valuation allowance was released; with the tax benefit associated being credited to additional paid-in capital as a result of employee stock option deductions and convertible note hedge deductions. Additionally, approximately $4.5 million of valuation allowance related to our acquisition of Xcel was released during 2008 with the tax benefit associated being credited to goodwill. Future releases of the valuation allowance in the amount of $12.1 million related to the Xcel acquisition will be accounted for as a reduction of income tax expense in accordance with SFAS No. 141(R), which is effective January 1, 2009. SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction to income tax expense. In addition, future releases of valuation allowances related to stock option deductions in the amount of $1.9 million will be credited to additional paid-in capital.

During 2008, in connection with the acquisitions of Coria and Dow (see Note 3), we recorded approximately $101.2 million of deferred tax liabilities related to the recorded fair value of intangible assets in excess of the tax bases. Approximately $83.6 million of this amount was recorded as a reduction of the valuation allowance and a corresponding reduction to goodwill (Coria) or increase to conditional purchase obligation (Dow) in the respective purchase price allocations. Approximately $17.6 million was recorded as a deferred tax liability with no offsetting reduction to the valuation allowance because it is associated with indefinite-lived intangibles and, therefore, the future reversal cannot be assured.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

			Gross
		Accrued	Unrecognized
	Federal, State	Interest and	Income Tax
	and Foreign Tax	Penalties	Benefits

Balance at January 1, 2007	$122,697	$18,529	$141,226
Additions for current year tax positions	1,214	88	1,302
Additions for prior year tax positions	8,337	2,449	10,786
Settlements	(10,754)	(10,767)	(21,521)
Lapse of statute of limitations	(235)	—	(235)

Balance at December 31, 2007	121,259	10,299	131,558
Additions for current year tax positions	362	9	371
Additions for prior year tax positions	(5,468)	(2,603)	(8,071)
Settlements	(67,062)	(2,818)	(69,880)
Lapse of statute of limitations	—	—	—

Balance at December 31, 2008	$49,091	$4,887	$53,978

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $9.5 million. We do not believe that it is reasonably possible that any unrecognized tax benefits will be settled within the next twelve months as a result of concluding various tax matters.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties included in income tax expense for the years ended December 31, 2008 and 2007 was $(8.2) million and $(5.4) million, respectively, due to the resolution of certain tax audits. As of December 31, 2008 and 2007, we had approximately $4.9 million and $10.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We are currently under audit by the IRS for the 2005 and 2006 tax years. In 2008, the IRS examination of the U.S. income tax returns for the years ended December 31, 2002 through 2004 was resolved. As a result, the related unrecognized tax benefits were reversed in 2008. The provision for income tax was reduced by $2.3 million related

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to interest and penalties. In addition, the following accounts were affected; income taxes payable increased $2.7 million, income tax liability for uncertain tax positions decreased $14.0 million and net deferred tax assets decreased $9.0 million. In 2007, the IRS examination of the U.S. income tax returns for the years ended December 31, 1997 through 2001 was resolved. All years prior to 1997 are closed under the statute of limitations in the United States. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.

10.	Pension and Postretirement Employee Benefit Plans

We operate a 401(k) defined contribution retirement plan for our employees in the United States. Under this plan employees are allowed to contribute up to 50% of their income and we match such contributions with 50% of the amount contributed up to 3% of salary. Our contributions to this defined contribution plan were $1.0 million, $1.2 million and $1.2 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Outside the United States certain groups of our employees are covered by defined benefit retirement plans. In 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which was effective for Valeant on December 31, 2006 and required that we recognize the net over-funded or under-funded financial position of our defined benefit retirement plans in our balance sheet. The difference between the overall funded status of each plan and the amounts of assets and liabilities recorded in our financial statements is charged to accumulated other comprehensive income and represents pension costs and benefits that will be recorded in the income statement in future years under currently effective pension accounting rules.

Below is a summary of the activity in our defined benefit pension plans which have projected pension obligations in excess of plan assets for the years ended December 31, 2008 and 2007:

	2008	2007

Changes in benefit obligation:
Balance at beginning of the year	$5,666	$5,268
Service cost	567	785
Interest cost	399	271
Plan curtailments	(583)	—
Total benefits paid	(3,445)	(2,041)
Actuarial (gains) losses	2,697	1,320
Currency exchange and other	(914)	63

Balance at end of the year	$4,387	$5,666

Changes in plan assets:
Balance at beginning of the year	$638	$920
Actual return on plan assets	32	(166)
Employer contributions	3,298	1,934
Benefits paid from plan assets	(3,445)	(2,041)
Currency exchange and other	(108)	(9)

Balance at end of the year	$415	$638

Projected benefit obligations in excess of plan assets	$3,972	$5,028

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the activity in our defined benefit pension plans which have plan assets in excess of projected pension obligations for the years ended December 31, 2008 and 2007:

	2008	2007

Changes in benefit obligation:
Balance at beginning of the year	$4,886	$4,618
Interest cost	245	235
Total benefits paid	(175)	(325)
Actuarial (gains) losses	(668)	(397)
Currency exchange and other	(834)	755

Balance at end of the year	$3,454	$4,886

Changes in plan assets:
Balance at beginning of the year	$5,400	$4,709
Actual return on plan assets	(786)	192
Employer contributions	—	23
Benefits paid from plan assets	(175)	(325)
Currency exchange and other	(884)	801

Balance at end of the year	$3,555	$5,400

Plan assets in excess of projected benefit obligations	$101	$514

The funded status of the defined benefit pension plans at December 31, 2008 and 2007 are as follows:

	2008	2007

Surplus on plans with assets in excess of obligations	$101	$514
Deficit on plans with obligations in excess of assets	(3,972)	(5,028)

Net surplus/(deficit)	$(3,871)	$(4,514)

At December 31, 2008 and 2007, the accumulated benefit obligations of our defined benefit pension plans totaled $7.6 million and $9.1 million, respectively, including $4.1 million and $4.2 million, respectively, for plans with accumulated benefit obligations in excess of plan assets.

Amounts recognized in our consolidated balance sheet and in accumulated other comprehensive income at December 31, 2008 and 2007 that are related to defined benefit pension plans are as follows:

	2008	2007

Amounts recognized in the consolidated balance sheets:
Non-current assets	$101	$514
Current liabilities	(232)	—
Non-current liabilities	(3,740)	(5,028)

Net amount recognized	$(3,871)	$(4,514)

Amounts recognized in accumulated other comprehensive income:
Transition obligation	$(22)	$(60)
Prior service cost	(185)	(313)
Net actuarial loss	(950)	(919)

Net amount recognized	$(1,157)	$(1,292)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2008 and 2007 are as follows:

	2008	2007

Balance at beginning of the year	$(1,292)	$(1,520)
Actuarial (losses)/gains	(300)	349
Effect of exchange rate changes and other	435	(121)

Balance at end of the year	$(1,157)	$(1,292)

Pension expense related to these plans in 2008, 2007 and 2006 included the following components:

	2008	2007	2006

Service cost	$567	$785	$726
Interest cost	644	506	475
Expected return on plan assets	(361)	(366)	(326)
Amortization of net transition obligation	25	24	24
Amortization of prior service cost	28	31	12
Amortization of net loss	65	83	202
Net settlement and curtailment costs	2,326	1,379	—

Net periodic benefit cost	$3,294	$2,442	$1,113

The weighted-average actuarial assumptions related to the determination of pension liabilities and expense are as follows:

	2008	2007

Expected return on plan assets	6.74%	6.87%
Discount rate for determining pension benefit obligations	7.70%	6.91%
Salary increase rate	4.50%	4.50%

The amounts of pension costs included in accumulated other comprehensive income which are expected to be recorded in income in 2009 are as follows:

Unrecognized net transition obligation	$(18)
Unrecognized prior service cost	(21)
Unrecognized net actuarial loss	(91)

Total	$(130)

We expect to contribute approximately $0.8 million to our defined benefit pension plans in 2009.

The benefits expected to be paid from our pension benefit plans in the years ending December 31 are as follows:

2009	$724
2010	693
2011	720
2012	665
2013	714
2014 — 2018	3,942

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental Cash Flow Disclosures

The following table sets forth the amounts of interest and income taxes paid related to continuing operations during 2008, 2007 and 2006:

	2008	2007	2006

Interest paid	$28,516	$37,800	$38,054

Income taxes paid	$36,743	$57,199	$38,345

12.	Derivatives and Hedging Activities

We use derivative financial instruments to hedge foreign currency and interest rate exposures. We do not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor do we enter into trades for which there is no underlying exposure.

Interest Rate Swap Agreement:  In January 2004, we entered into an interest rate swap agreement with respect to $150.0 million principal amount of the 7.0% Senior Notes due 2011 (the “Interest Rate Swap”), with the objective of initially lowering our effective interest rate by exchanging fixed rate payments for floating rate payments. The agreement provided that we would exchange our 7.0% fixed-rate payment obligation for variable-rate payments of six-month LIBOR plus 2.409%. The Interest Rate Swap was designated as a fair value hedge and was deemed perfectly effective. The counterparty to the swap could, at its option, terminate the swap, in whole or in part, on or after December 15, 2007, at a premium of 3.50%, 1.75% and 0.00% of the notional amount during the twelve-month period beginning December 15, 2007, 2008, and 2009 and thereafter, respectively. At December 31, 2007, the fair value of the Interest Rate Swap was an asset of $0.7 million and this amount was offset against long-term debt as a fair value adjustment. The underlying portion of the hedged debt was also marked to market through the profit and loss account. In support of our obligation under the Interest Rate Swap, we were required to maintain a minimum level of cash and investment collateral depending on the fair market value of the Interest Rate Swap. As of December 31, 2007, $5.1 million is recorded on the balance sheet in other assets related to collateral on the Interest Rate Swap. The Interest Rate Swap was terminated in July 2008 in connection with the redemption of the 7.0% Senior Notes (see Note 8).

Foreign Currency Hedge Transactions:  During 2007 and 2008, we entered into various forward currency contracts to a) reduce our exposure to forecasted 2008 Euro and Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, c) utilize fair value hedges to reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations and d) utilize a fair value hedge to reduce our Canadian subsidiary’s exposure to its investment in U.S. Dollar denominated securities. In the aggregate, as a result of all of these activities, an unrealized gain of $0.2 million was recorded in the financial statements at December 31, 2008. A more detailed description of the accounting treatment of these activities follows:

Beginning in March 2004, we entered into a series of forward contracts to reduce exposure to variability in the Euro compared to the U.S. Dollar (the “Cash Flow Hedges”). The Cash Flow Hedges cover the Euro and Japanese Yen denominated royalty payments on forecasted Euro and Japanese Yen royalty revenue. The Cash Flow Hedges were designated as cash flow hedges. The Cash Flow Hedges were consistent with our risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Cash Flow Hedges were determined to be fully effective as a hedge in reducing the risk of the underlying transactions. We recorded losses of $1.2 million related to the Cash Flow Hedges in earnings for the year ended December 31, 2008. There are no Cash Flow Hedges outstanding at December 31, 2008.

At December 31, 2008, the notional amount of the Polish Zloty contracts utilized to hedge currency exposure (the “Poland Net Investment Hedge”) was $18.8 million. The Poland Net Investment Hedge has been determined to be fully effective in reducing the risk of currency rate fluctuations with the Polish Zloty. We recorded total losses of

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million related to the Poland Net Investment Hedge in other comprehensive income for the year ended December 31, 2008.

At December 31, 2008, the notional amount of various currency contracts utilized to hedge currency exposure in our Treasury Center (the “Treasury Center Hedges”) was $1.0 million. We have chosen not to seek hedge accounting treatment for the Treasury Center Hedges as these contracts are short term (less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries. We recorded an insignificant loss related to the Treasury Center Hedges in earnings for the year ended December 31, 2008.

At December 31, 2008, the notional amount of the Brazilian Real contracts utilized to hedge currency exposure in our Brazilian subsidiary (the “Brazil Hedge”) was $2.9 million. We have chosen not to seek hedge accounting treatment for the Brazil Hedge as any gain or loss on these contracts offset closely any gain or loss on matching intercompany exposures in our Brazil subsidiary. We recorded an insignificant loss related to the Brazil Hedge in earnings for the year ended December 31, 2008.

At December 31, 2008, there were no outstanding Canadian Dollar contracts utilized to hedge currency exposure for our Canadian subsidiary. Contracts outstanding during 2008 had related to an investment denominated in U.S. Dollars (the “Fair Value Hedge”). The Fair Value Hedge was determined to be fully effective in reducing the risk of currency rate fluctuations with the Canadian Dollar. We recorded a total loss of $0.5 million related to the Fair Value Hedge in earnings for the year ended December 31, 2008.

	Derivatives and Hedging Activity
	December 31,		December 31,
	2008		2007
	Notional	Fair	Notional	Fair
Description	Amount	Value	Amount	Value

Undesignated Hedges	$3,916	$157	$78,595	$834
Net Investment Hedges	$18,779	$13	$35,000	$(441)
Cash Flow Hedges	$—	$—	$17,788	$323
Fair Value Hedges	$—	$—	$26,000	$490
Interest Rate Swap	$—	$—	$150,000	$715

13.	Fair Value Measurements

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. We are currently assessing the impact SFAS 157 will have on such nonfinancial assets and liabilities upon adoption on January 1, 2009. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

Level 3 — Unobservable inputs that are not corroborated by market data.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	December 31, 2008
	Level 1	Level 2	Level 3

Available-for-sale securities	$6,646	—	—
Undesignated hedges	—	$157	—
Net investment derivative contracts	—	$13	—

Available-for-sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Available-for-sale securities at December 31, 2008, consist of corporate bonds classified as marketable securities and an investment in a publicly traded investment fund, which is included in other assets, carried at fair value of $3.3 million and $3.3 million, respectively. During the year ended December 31, 2008, we recorded in selling, general and administrative expenses an other-than-temporary impairment of $4.8 million related to this investment due to sustained declines in the value of the fund.

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

We are exposed to concentrations of credit risk related to our cash deposits and marketable securities. We place our cash and cash equivalents with respected financial institutions. Our cash and cash equivalents and marketable securities totaled $218.8 million and $339.0 million at December 31, 2008 and 2007, respectively, and consisted of time deposits, commercial paper and money market funds through less than ten major financial institutions.

Other financial instruments that potentially subject us to credit risk principally consist of royalties receivable from Schering-Plough and trade receivables. Royalties receivable from Schering-Plough totaled $16.4 million and $18.2 million at December 31, 2008 and 2007, respectively. Concentrations of credit risk from trade receivables are limited due to the number of customers comprising our customer base, and their dispersion across geographic areas. At December 31, 2008, accounts receivable balances from two major customers were $20.7 million and $13.2 million, representing 22% and 14%, respectively, of trade receivables, net. At December 31, 2007, the accounts receivable balance from one major customer was $26.4 million, representing 22% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. We maintain reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

15.	Stock and Stock Incentive Programs

Stock and Securities Repurchase Programs:  In June 2007, our board of directors authorized a stock repurchase program. This program authorized us to repurchase up to $200.0 million of our outstanding common stock in a 24-month period. In June 2008, our board of directors increased the authorization to $300.0 million, over the original 24-month period. This program was completed in November 2008. The total number of shares repurchased pursuant to this program was 17,618,920 at an average price of $17.03 per share, including transaction costs. During the years ended December 31, 2008 and 2007, we repurchased 11,128,230 and 6,490,690 shares of our common stock, respectively, for a total of approximately $200.4 million and $99.6 million, respectively.

In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding common stock or convertible subordinated notes in a 24-month period ending October 2010, unless earlier

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated or completed. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. As of December 31, 2008, we repurchased $32.6 million aggregate principal amount of our 3.0% Convertible Subordinated Notes due 2010 for $29.0 million in cash (see Note 8), in addition to the repurchase of 298,961 shares of our common stock for $6.1 million.

In addition, as of December, 31, 2008, we have sold 324,474 treasury shares to certain executives in connection with purchase requirements set forth in their executive employment agreements.

Equity Incentive Plan:  In May 2006, our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 2003 Equity Incentive Plan. The number of shares of common stock authorized for issuance under the Incentive Plan was 22,304,000 in the aggregate, with 10,112,000 remaining available for grant at December 31, 2008. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and stock bonuses to our key employees, officers, directors, consultants and advisors. We issue new shares for stock option exercises and restricted stock grants. Options granted under the Incentive Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, other than with respect to options and stock appreciation rights awards, shares may be issued as awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four-year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, January 1, 2006	14,632	$17.80
Granted	2,014	$18.54
Exercised	(1,592)	$10.34
Canceled	(1,703)	$21.81

Shares under option, December 31, 2006	13,351	$18.28
Granted	1,094	$15.12
Exercised	(1,241)	$11.63
Canceled	(2,312)	$21.11

Shares under option, December 31, 2007	10,892	$18.13
Granted	1,354	$13.12
Exercised	(3,323)	$13.55
Canceled	(2,679)	$20.27

Shares under option, December 31, 2008	6,244	$18.57

Exercisable at December 31, 2006	8,374	$18.00

Exercisable at December 31, 2007	7,846	$18.26

Exercisable at December 31, 2008	4,381	$20.45

Awards available for grant at December 31, 2006	4,376

Awards available for grant at December 31, 2007	5,004

Awards available for grant at December 31, 2008	10,112

The schedule below reflects the number of outstanding and exercisable options as of December 31, 2008 (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (years)

$ 8.12 - $17.32	2,105	$13.49	527	$13.78	7.97
$17.56 - $18.68	2,130	$18.31	1,850	$18.30	3.44
$18.75 - $29.59	2,009	$24.17	2,004	$24.18	2.79

	6,244		4,381

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in 2008, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Average life of option (years)	5.7	5.7	4.1 - 5.7
Stock price volatility	36% - 39%	35% - 37%	37 - 39%
Expected dividend per share	$0.00	$0.00	$0.00 - 0.31
Risk-free interest rate	3.23 - 3.91%	4.15 - 4.76%	4.54 - 4.80%
Weighted-average fair value of options	$5.28	$6.21	$7.83
Estimated forfeiture rate	35%	35%	5%

The aggregate intrinsic value of the stock options that are outstanding and exercisable at December 31, 2008 was $29.8 million and $13.6 million, respectively. The weighted-average life of options outstanding and exercisable at December 31, 2008 is 4.8 and 3.0 years, respectively. During the years ended December 31, 2008, 2007 and 2006, stock options with an aggregate intrinsic value of $18.4 million, $7.2 million and $14.4 million, respectively, were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options that vested in the years ended December 31, 2008, 2007 and 2006, as determined using the Black-Scholes valuation model, was $12.7 million, $14.4 million and $26.9 million, respectively.

The variables used in our share-based compensation expense calculations include our estimation of the forfeiture rate related to share-based payments. In 2006, 2007 and continuing into 2008, we experienced significant turnover at both the executive and management levels, which affected our actual forfeiture rate. We increased the estimated forfeiture rate in the three months ended December 31, 2007 from 5% to 35%. As described in Note 1, during 2008, we recorded a correction to adjust our historical estimated forfeiture rate for actual forfeitures which took place in 2006 and 2007. The correction recorded in 2008 resulted in a $3.7 million decrease in stock compensation expense comprising a $0.7 million reduction in cost of goods sold, a $1.7 million reduction in selling, general and administrative expenses, a $1.2 million reduction in research and development expenses and a $0.1 increase in income from discontinued operations.

Also in 2008, we recognized a change in estimate related to our estimated forfeiture rate for share-based payments of $2.8 million. This change in estimate related to forfeitures which occurred in the second quarter of 2008 resulted in a $0.2 million reduction in cost of goods sold, a $2.6 million reduction in selling, general and administrative expenses and an insignificant reduction in research and development expenses.

Restricted Stock Units:  Non-employee members of our board of directors receive compensation in the form of restricted stock units, cash retainers and meeting fees for each meeting they attend during the year. During 2008, 2007 and 2006, we granted our non-employee directors 63,518, 63,132 and 72,194 restricted stock units, respectively. The restricted stock units issued to non-employee directors in these periods had a fair value of $1.0 million, $1.0 million and $1.2 million, respectively. Each restricted stock unit granted to non-employee directors vests over one year or less, is entitled to dividend equivalent shares and is exchanged for a share of our common stock one year after the director ceases to serve as a member of our Board.

During 2005 we granted certain officers of the company restricted stock units. Each restricted stock unit vests 50 percent three years after grant with the balance vesting equally in years four and five after grant, is entitled to dividend equivalent shares and is exchanged for a share of our common stock upon vesting.

During 2008 and 2007, we granted certain officers of the company additional restricted stock units under a market performance award. Shares of this restricted stock unit award may vest based upon three years of service and certain stock price appreciation conditions. In addition, during 2008 and 2007, we granted certain officers and employees of the company restricted stock units. Each share of these restricted stock awards includes a service

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirement of three years. As of December 31, 2008 and December 31, 2007, there were 1,939,603 and 858,076 restricted stock units outstanding, respectively.

In 2008, certain executives who purchased shares of our common stock were granted restricted stock units to match the number of shares purchased, up to a maximum aggregate number of restricted stock units based upon a proportion of their salary. These restricted stock units vest equally on each of the first four anniversary dates of the grant, provided the executive remains employed by us on the vesting date.

The following table sets forth information relating to our restricted stock unit awards during the years ended December 31, 2008, 2007, and 2006 (in thousands, except per share data):

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Nonvested awards at January 1, 2006	137	$18.76
Granted	70	$16.88
Vested	(47)	$20.14
Forfeited	(47)	$17.99

Nonvested awards at December 31, 2006	113	$17.34
Granted	679	$14.01
Vested	(55)	$16.37
Forfeited	(59)	$14.71

Nonvested awards at December 31, 2007	678	$14.31
Granted	1,665	$14.54
Vested	(333)	$15.24
Forfeited	(285)	$15.03

Nonvested awards at December 31, 2008	1,725	$15.31

2003 Employee Stock Purchase Plan:  In May 2003, our stockholders approved the Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with an opportunity to purchase common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. Under the ESPP, shares are issued each May 10 and November 10. There were 7,000,000 shares of common stock initially reserved for issuance under the ESPP, plus an annual increase on the first day of our fiscal year, commencing on January 1, 2005, equal to the lower of (i) 1.5% of the shares of common stock outstanding on each calculation date, (ii) 1,500,000 shares of common stock, or (iii) a number of shares that may be determined by the Compensation Committee. The ESPP was terminated effective November 11, 2008. During the years ended December 31, 2008, 2007 and 2006, 74,000, 78,000 and 64,000 shares of common stock were issued for proceeds of $0.8 million, $0.9 million and $0.9 million, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock compensation expense in continuing operations for our stock incentive plans is presented below:

	2008	2007	2006

Employee stock options	$(2,364)	$10,211	$17,954
Employee stock purchase plan	182	224	309
Phantom and restricted stock units	7,246	1,984	2,007

Total stock-based compensation expense	$5,064	$12,419	$20,270

Stock compensation expense in continuing operations was charged to the following accounts:

	2008	2007	2006

Cost of goods sold	$(859)	$555	$1,212
Selling, general and administrative	6,545	11,087	16,613
Research and development costs	(622)	777	2,445

Total stock-based compensation expense	$5,064	$12,419	$20,270

In addition to the above amounts we recorded stock compensation expense in discontinued operations related to employee stock options of $(0.1) million, $1.0 million, and $0.8 million, in 2008, 2007 and 2006, respectively.

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding at December 31, 2008 is $18.7 million. This expense is expected to be recognized over a weighted-average period of 1.96 years.

Dividends:  We did not declare and did not pay dividends in 2008 or 2007.

16.	Business Segments

In connection with the 2008 Strategic Plan and resulting acquisitions and dispositions, we realigned our organization in the fourth quarter of 2008 in order to improve our execution and align our resources and product development efforts in the markets in which we operate. We have realigned segment financial data for the years ended December 31, 2007 and 2006 to reflect changes in our organizational structure that occurred in 2008.

Our products are sold through three segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. The Specialty Pharmaceuticals segment includes product revenues primarily from the U.S., Canada, Australia and divested businesses located in Argentina, Uruguay and Asia. The Branded Generics — Europe segment includes product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment includes product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil.

Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. and revenues associated with the Collaboration Agreement with GSK entered into in 2008.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts of segment revenues, operating income, non-cash charges and capital expenditures for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues
Product sales:
Specialty pharmaceuticals	$303,723	$326,682	$318,321
Branded generics — Europe	152,804	125,070	99,819
Branded generics — Latin America	136,638	151,299	185,670

Total product sales	593,165	603,051	603,810
Alliances (including ribavirin royalties)	63,812	86,452	81,242

Consolidated revenues	$656,977	$689,503	$685,052

Operating Income (loss)
Specialty pharmaceuticals	$(596)	$(4,354)	$(27,134)
Branded generics — Europe	42,029	41,908	34,427
Branded generics — Latin America	25,751	36,218	70,015

	67,184	73,772	77,308
Alliances	63,812	86,452	81,242
Corporate	(56,894)	(74,724)	(74,803)

Subtotal	74,102	85,500	83,747
Restructuring, asset impairments and dispositions	(21,295)	(27,675)	(88,616)
Acquired in-process reseach and development	(186,300)	—	—
Gain on litigation settlements	—	—	51,550

Consolidated segment operating income (loss)	(133,493)	57,825	46,681
Interest income	17,129	17,584	12,367
Interest expense	(30,486)	(42,921)	(43,470)
Loss on early extinguishment of debt	(11,555)	—	—
Other, net	2,063	1,659	766

Income (loss) from continuing operations before income taxes and minority interest	$(156,342)	$34,147	$16,344

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006

Depreciation and Amortization
Specialty pharmaceuticals	$45,747	$53,377	$52,542
Branded generics — Europe	9,985	7,737	6,398
Branded generics — Latin America	7,224	6,865	7,175

	62,956	67,979	66,115
Corporate	3,524	3,655	3,912

Total	$66,480	$71,634	$70,027

Capital Expenditures
Specialty pharmaceuticals	$5,288	$4,649	$10,296
Branded generics — Europe	7,063	12,080	4,191
Branded generics — Latin America	4,085	10,391	3,400

	16,436	27,120	17,887
Corporate	139	2,020	17,738

Total	$16,575	$29,140	$35,625

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

U.S. sales represented 37% of our total consolidated product net sales in 2008, 2007 and 2006. Poland accounted for 19%, 15% and 12% of our total consolidated net sales in 2008, 2007 and 2006, respectively, while Mexico accounted for 18%, 21% and 26%, respectively. Sales to McKesson Corporation and its affiliates in the U.S., Canada and Mexico for the years ended December 31, 2008, 2007 and 2006 were 24%, 24% and 27%, respectively, of our total consolidated product net sales. Sales to Cardinal Healthcare in the U.S. for the years ended December 31, 2008, 2007 and 2006 were 17%, 12% and 12% respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total product net sales.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth total assets and long-lived assets by segment as of December 31, 2008 and 2007:

	2008	2007

Total Assets
Specialty pharmaceuticals	$692,734	$505,163
Branded generics — Europe	219,234	493,452
Branded generics — Latin America	103,573	158,104
Alliances	16,436	18,205
Corporate	155,375	319,338

Total	$1,187,352	$1,494,262

Long-term Assets
Specialty pharmaceuticals	$566,677	$321,463
Branded generics — Europe	65,733	80,564
Branded generics — Latin America	31,332	46,045
Corporate	53,570	95,356

Total	$717, 312	$543,428

Goodwill is included in long-term assets of the Specialty Pharmaceuticals segment.

The following table summarizes sales by major product for each of the last three years:

				% Increase
	Year Ended December 31,			(Decrease)
	2008	2007	2006	08/07	07/06

Efudex/Efudix	$61,156	$63,969	$71,878	(4)%	(11)%
Diastat AcuDial	46,226	51,264	50,678	(10)%	1%
Cesamet	37,282	26,710	18,985	40%	41%
Bedoyecta	35,922	42,384	49,935	(15)%	(15)%
Bisocard	27,252	22,414	15,818	22%	42%
Kinerase	21,184	26,684	25,245	(21)%	6%
Mestinon	17,568	21,266	20,745	(17)%	3%
M.V.I. (multi-vitamin infusion)	13,413	11,708	13,350	15%	(12)%
Migranal	13,230	13,534	11,592	(2)%	17%
Nyal	12,340	11,060	10,216	12%	8%
Virazole	12,332	11,091	13,202	11%	(16)%
Other products	295,260	300,967	302,166	(2)%	(0)%

Total product sales	$593,165	$603,051	$603,810	(2)%	0%

17.	License Agreements

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2007, we executed a licensing agreement with Schering-Plough for the assignment and license of development and commercialization rights to pradefovir, which we licensed from Metabasis Therapeutics, Inc. (“Metabasis”). Schering-Plough’s license of these rights from us was negotiated pursuant to the 2000 Schering-Plough Agreement. Schering-Plough returned these rights to Metabasis in September 2007 after the results of a long-term preclinical study were released.

18.	Alliance Revenue

Alliance revenue includes the royalties received from the sale of ribavirin, licensing payments received and revenues associated with the Collaboration Agreement with GSK entered into in 2008. The following table provides the details of our alliance revenue in 2008, 2007, and 2006, respectively:

	2008	2007	2006

Ribavirin royalty	$59,388	$67,202	$81,242
Licensing payment	—	19,200	—
GSK Collaboration	4,374	—	—
Other	50	50	—

Total alliance revenue	$63,812	$86,452	$81,242

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We received a licensing payment of $19.2 million in 2007 from Schering-Plough as a payment for the licensing of pradefovir.

19.	Commitments and Contingencies

We are involved in several legal proceedings, including, but not limited to, the following matters:

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

Derivative Actions Related to Stock Options:  We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006, respectively, purport to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits assert claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs seek, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeds to conclusion. On July 10, 2008, the parties in the Pronko action reached an agreement in principle to settle the plaintiff’s claims. The agreement, which is intended to resolve the claims raised in the Pronko and Lawson actions, requires us to adopt certain corporate governance reforms aimed at improving our process for granting stock options. It also provides for an award of fees to counsel for the plaintiffs of $1.3 million, which amount is covered by insurance and remains subject to court approval. The Court conducted two hearings, on October 27, 2008 and November 24, 2008, to consider preliminary approval of the settlement. The Court preliminarily approved the settlement on November 24, 2008 and ordered publication of notice of the proposed settlement to shareholders. Any shareholder wishing to comment on or object to the proposed settlement must do so by March 2, 2009. A hearing regarding final approval of the settlement is scheduled for March 23, 2009.

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

Permax Product Liability Cases:  On February 8, 2007, we were served a complaint in a case captioned Kathleen M. O’Connor v. Eli Lilly & Company, Valeant Pharmaceuticals International, Amarin Corporation plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc., Case No. 07 L 47 in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois. This case, which was removed to federal court in the Northern District of Illinois, alleged that the use of Permax for restless leg syndrome caused the plaintiff to have valvular heart disease, and as a result, she suffered damages, including

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extensive pain and suffering, emotional distress and mental anguish. On August 6, 2008, the court granted Valeant’s motion for summary judgment on all claims, finding that plaintiff did not use Permax after February 25, 2004, when Valeant acquired the right to market and sell Permax in the United States. Valeant has been dismissed from this case, which subsequently was settled by Eli Lilly. On April 23, 2008, we were served a complaint in a case captioned Barbara M. Shows v. Eli Lilly and Company, Elan Corporation, PLC, Amarin Corporation, PLC, and Valeant Pharmaceuticals International in the Circuit Court of Jefferson Davis County, Mississippi, which was removed to federal court in the Southern District of Mississippi. On December 24, 2008, the parties agreed to settle the matter in full. On August 27, 2008, we were served complaints in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price v. Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the “California Actions”). The California Actions were consolidated under the heading of Branson v. Eli Lilly and Company et al. On September 15, 2008, we were served a complaint in a case captioned Linda R. O’Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida. We are in the process of defending these matters. Eli Lilly, holder of the right granted by the Food and Drug Administration (“FDA”) to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. Under an agreement between Valeant and Eli Lilly, Eli Lilly will bear a portion of the liability, if any, associated with these claims. Product liability insurance exists with respect to these claims. Although it is expected that the insurance proceeds will be sufficient to cover any material liability which might arise from these claims, there can be no assurance that defending against any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operation or liquidity. In addition to the lawsuits described above, we have received, and from time to time receive, communications from third parties relating to potential claims that may be asserted with respect to Permax.

Eli Lilly:  On January 12, 2009, we were served a complaint in a case captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720DFH-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the “Lilly Action”). In the Lilly Action, Lilly brings a claim for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin plc related to cost-sharing for product liability claims related to the pharmaceutical Permax. We believe this case is without merit and are vigorously defending ourselves in this matter.

Alfa Wasserman:  On December 29, 2005, Alfa Wassermann (“Alfa”) filed suit against our Spanish subsidiary in the Commercial Court of Barcelona, Spain, alleging that our Calcitonina Hubber Nasal 200 UI Monodosis product infringes Alfa’s European patent EP 363.876 (ES 2.053.905) and demanded that we cease selling our product in the Spanish market and pay damages for lost profits caused by competition in the amount of approximately 9 million Euros. We filed a successful counter-claim; however, Alfa filed an appeal. The Court of Appeals held a hearing in February 2008 and on July 14, 2008 ruled that we infringed Alfa’s patent. Pursuant to the ruling, we would be required to: (i) cease manufacturing and selling certain Calcitonina products, (ii) withdraw such products from the market, (iii) pay Alfa’s legal costs and (iv) pay damages suffered by Alfa between January 1, 2001 through the date that the applicable products are withdrawn from the market. The specific amount of damages to be paid would be determined in separate enforcement proceedings. We have filed a writ to the Court of Appeals announcing our intention to appeal to the Supreme Court. In late July 2008, the parties agreed in principle to settle the matter and the settlement documents have been duly executed and submitted by the parties on August 12, 2008. In settlement of Alfa’s alleged claims, we paid Alfa $10.4 million and agreed to pay a 10% royalty on future product sales until the expiration of Alfa’s patent in

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. On October 14, 2008, this matter was resolved with the approval of the joint writ/settlement by the Barcelona Court of Appeal.

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

On April 11, 2008, the FDA approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (“TRO”) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court for the Central District of California, seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008 the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped. On September 23, 2008, we filed an Amended Complaint under the Administrative Procedure Act challenging the FDA’s initial decision to approve Spear’s ANDA, the FDA’s re-affirmance of Spear’s ANDA and the FDA’s denial of Valeant’s Citizen’s Petition.

Paddock Litigation:  By way of letter dated November 24, 2008, Paddock Laboratories, Inc. (“Paddock”) notified Galderma Laboratories L.P. (“Galderma”), Dermalogix Partners, Inc. (“Dermalogix”), Panda Pharmaceuticals, L.L.C. (“Panda”), and The University of Tennessee Research Foundation (“UT”) that it had submitted Abbreviated New Drug Application (“ANDA”) No. 90-898 with the FDA seeking approval for a generic version of Clobex® (a clobetasol propionate spray, .05%) prior to expiration of U.S. Patent Nos. 5,972,920 (“the ’920 patent”) and 5,990,100 (“the ’100 patent”). The ANDA contains a Paragraph IV assertion by Paddock that the claims of the ’920 and ’100 patents will not be infringed by Paddock’s proposed formulation and that the ’920 and ’100 patents are invalid and/or unenforceable. On January 7, 2009, Galderma, Galderma S.A., and Dermalogix (collectively, “Plaintiffs”) filed a complaint against Paddock for patent infringement of the ’920 patent — Civil Case No. 4-09CV-002-Y pending in the United States District Court for the Northern District of Texas, Fort Worth Division. Dow, which we acquired on December 31, 2008, is a party to licenses involving the ’920 patent. The ’920 patent is owned by Dermalogix. Plaintiff’s complaint alleges that Paddock’s filing of ANDA No. 90-898 is an act of infringement of the ’920 patent under 35 U.S.C. § 271(e)(2). On January 29, 2009, Paddock filed an answer and counterclaims. In its answer, Paddock denied the allegations of the complaint and asserted the following affirmative defenses with respect to the ’920 patent: non-infringement, invalidity, unenforceability, failure to state a claim, estoppel, unclean hands, and patent misuse. Paddock’s counterclaims included a declaratory judgment action against not only Plaintiffs, but also

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Panda, UT, and Dow. Paddock counterclaimed for a declaratory judgment of non-infringement, invalidity, and unenforceability (due to alleged inequitable conduct) of the ’920 patent and of the ’100 patent. Dow is a party to licenses involving the ’100 patent. The ’100 patent is owned by Panda and The University of Tennessee Research Corporation (now known as The University of Tennessee Research Foundation, which we have abbreviated “UT”). Our reply to the counterclaims is not yet due. We will vigorously defend ourselves against Paddock’s allegations. No trial date has been set.

Plaintiffs filed this suit within forty-five days of Paddock’s Paragraph IV certification. As a result, The Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) provides an automatic stay on the FDA’s approval of Paddock’s ANDA for thirty months, which will expire in May, 2011.

Tolmar Matter:  By way of letter dated January 19, 2009, Tolmar, Inc. (“Tolmar”) notified Galderma Laboratories, L.P. (“Galderma”) and Valeant Pharmaceuticals International that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for its Metronidazole Topical Gel, 1% (“Tolmar Product”). Tolmar seeks to obtain approval to engage in commercial manufacture, use and sale of the Tolmar Product prior to the expiration of U.S. Patent Nos. 6,881,726 (“the ’726 patent”) and 7,348,317 (“the ’317 patent). The ’726 and ’317 patents are owned by Dow Pharmaceuticals Sciences, Inc., which we acquired on December 31, 2008. The ANDA contains a Paragraph IV assertion by Tolmar that the claims of the ’726 and ’317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product.

If suit is filed within forty-five days of Tolmar’s Paragraph IV certification, an automatic stay on the FDA’s approval of Tolmar’s ANDA for thirty months will be provided pursuant to the Hatch-Waxman Act. At this time, no suit has been filed. The deadline for filing suit is, at the earliest, March 5, 2009.

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

20.	Subsequent Events

On February 10, 2009, the Collaboration Agreement with GSK was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK, if GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, from $90.0 million to $40.0 million through March 31, 2010, with additional reductions over the time the Collaboration Agreement is in effect. See Note 3 for additional details of the Collaboration Agreement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Year	Expenses	Accounts	Deductions	of Year
	(In thousands)

Year ended December 31, 2008
Allowance for doubtful accounts	$8,754	$644	$344	$(5,643)	$4,099

Allowance for inventory obsolescence	$12,476	$21,021	$1,720	$(21,300)	$13,917

Deferred tax asset valuation allowance	$151,887	$(17,092)	$7,897	$—	$142,692

Year ended December 31, 2007
Allowance for doubtful accounts	$4,926	$3,947	$326	$(445)	$8,754

Allowance for inventory obsolescence	$9,778	$2,541	$10,751	$(10,594)	$12,476

Deferred tax asset valuation allowance	$151,829	$25,166	$(25,108)	$—	$151,887

Year ended December 31, 2006
Allowance for doubtful accounts	$3,795	$1,342	$314	$(525)	$4,926

Allowance for inventory obsolescence	$8,262	$12,315	$1,155	$(11,954)	$9,778

Deferred tax asset valuation allowance	$132,173	$25,696	$(6,040)	—	$151,829

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness, as of December 31, 2008, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management concluded that our internal control over financial reporting as of December 31, 2008, was effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

We excluded Dow Pharmaceutical Sciences, Inc. (“Dow”), Coria Laboratories, Ltd. (“Coria”) and DermaTech Pty Ltd. (“DermaTech”) from our assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company in purchase business combinations during 2008. The total assets and total revenues of Dow, Coria and DermaTech, wholly-owned subsidiaries, represent 18% and 0%, 11% and 1%, and 2% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Management’s Remediation Efforts

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, we did not maintain a sufficient complement of personnel in our foreign locations with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Further, the monitoring controls over accounting for pension plans and product returns in foreign locations did not operate at a sufficient level of precision to identify the accounting errors in the foreign operations on a timely basis and did not include a process for obtaining corroborating information to support the analysis and conclusions regarding individually significant transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and for each of the three quarters in the period ended September 30, 2007 affecting the completeness and accuracy of revenues, accounts receivable, cost of goods sold, inventory, general and administrative expenses, cash and cash equivalents, marketable securities, other assets, income taxes, deferred taxes, other liabilities, other comprehensive income, discontinued operations, and accumulated deficit.

During 2008, we sold our subsidiaries in Argentina, Western and Eastern Europe, Middle East and Africa, thereby reducing the number of foreign locations where remediation actions were required. In the quarter ended December 31, 2008 we completed the following actions to remediate the material weakness described above:

•	We engaged professional actuarial and accounting consultants to review our calculation of assets and liabilities under, and accounting for, our foreign pension plans. We also modified our controls with regard to our accounting for pension obligations.

•	We designed and implemented enhancements to our accounting for product returns and credit memos in foreign markets.

•	We reviewed the qualifications and performance of our accounting staff in key roles in our foreign locations and identified some critical roles in certain foreign markets where accounting staff were retrained or new accounting staff was recruited. We assigned qualified accounting staff from our corporate headquarters and our North American offices to review accounting procedures in certain foreign countries and have replaced and supplemented our accounting personnel in certain foreign locales.

•	We implemented revised review procedures over tax accounting.

•	We implemented revised enhancements to our entity level controls including supplemental review procedures, processes and controls to facilitate identification of potential misstatements.

•	We implemented direct oversight at the corporate level of our Mexico financial operations.

Management was committed to the remediation and continued improvement of our internal control over financial reporting. We dedicated, and will continue to dedicate, significant resources to this effort and, as such, believe we reestablished effective internal control over financial reporting associated with our foreign locations, as well as achieving an appropriate complement of personnel in our foreign locations combined with oversight from our corporate headquarters. We believe that the controls that have been implemented have improved the effectiveness of our internal control over financial reporting and effectively remediated the material weakness that existed at December 31, 2007.

Changes in Internal Control over Financial Reporting

As more fully described above, there were changes to remediate the material weakness in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required under this Item is set forth in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website found at www.valeant.com. We intend to satisfy the Securities and Exchange Commission disclosure requirements regarding amendments to, or waivers from, any provisions of our code of ethics on our website.

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

3. Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
4.3		Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Registrant’s Proxy Statement on Schedule 14A filed on April 25, 2003, which is incorporated herein by reference.
10	.5†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, as amended, previously filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A filed on April 4, 2008, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.6	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.8	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.9	Agreement among Schering-Plough Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.10	Form 10-K/A, which is incorporated herein by reference. Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
**10	.11	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.12		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.13		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.14		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.15		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.16		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10	.17†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.18†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.19†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005) and Peter J. Blott (entered into on March 28, 2007), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage and Blott, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.

Exhibit
Number		Description

10	.20†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
10	.21†	Description of Registrant’s Executive Incentive Plan, previously described in Item 5.02 of Registrant’s Current Report on Form 8-K, dated May 27, 2008, which is incorporated herein by reference.
10	.22†	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
10	.23†	Form of Restricted Stock Unit Award Agreement for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
**10	.24	Asset Purchase Agreement dated December 19, 2007 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as of Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
**10	.25	Side Letter dated January 11, 2008 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as of Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.26†	Employment Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.27†	Separation Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.28†	Release Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.29†	Separation and Release Agreement dated as of December 31, 2007, between Valeant Pharmaceuticals International and Wesley P. Wheeler, previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
10	.30†	Separation and Release Agreement dated as of July 11, 2008 between Valeant Pharmaceuticals International and Charles J. Bramlage, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated July 16, 2008, which is incorporated herein by reference.
10.31		Acquisition Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.
10.32		Asset Transfer and License Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.
10	.33†	Performance Restricted Stock Unit and Matching RSU Award Agreement between Valeant Pharmaceuticals International and Peter J. Blott, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 27, 2008, which is incorporated herein by reference.
**10	.34	License and Collaboration Agreement, dated August 27, 2008 between Valeant Pharmaceuticals North America and Glaxo Group Limited (the “GSK Retigabine Agreement”), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, dated August 29, 2008, which is incorporated herein by reference.
**10	.35	First Amendment to the GSK Retigabine Agreement, dated February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited.

Exhibit
Number		Description

**10	.36	Agreement and Plan of Merger, dated as of September 16, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp. (the “Coria Merger Agreement”), previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.37	Amendment to the Coria Merger Agreement, dated as of October 15, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.38	Agreement and Plan of Merger, dated December 9, 2008, by and among Valeant Pharmaceuticals International, Descartes Acquisition Corp., Dow Pharmaceutical Sciences, Inc., and Harris Goodman, as Stockholder Representative, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 5, 2009, which is incorporated herein by reference.
10	.39†	Employment letter agreement, dated September 2, 2008, between the Registrant and Steve T. Min.
10	.40†	Employment letter agreement, dated August 25, 2008, between the Registrant and Elisa Karlson.
10	.41†	Employment letter agreement, dated December 17, 2008, between the Registrant and Rajiv De Silva.
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International

By	/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Michael Pearson J. Michael Pearson	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date: February 27, 2009

/s/ Peter J. Blott Peter J. Blott	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 27, 2009

/s/ Robert A. Ingram Robert A. Ingram	Lead Director	Date: February 27, 2009

/s/ Richard H. Koppes Richard H. Koppes	Director	Date: February 27, 2009

/s/ Lawrence N. Kugelman Lawrence N. Kugelman	Director	Date: February 27, 2009

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	Date: February 27, 2009

/s/ G. Mason Morfit G. Mason Morfit	Director	Date: February 27, 2009

/s/ Norma A. Provencio Norma A. Provencio	Director	Date: February 27, 2009

/s/ Anders Lonner Anders Lonner	Director	Date: February 27, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.
3.3		Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.
3.4		Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994, which is incorporated herein by reference.
4.2		Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.
4.3		Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 1992 Non-Qualified Stock Plan, previously filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 1994 Stock Option Plan, previously filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.
10	.3†	Valeant Pharmaceuticals International 1998 Stock Option Plan, previously filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.
10	.4†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Registrant’s Proxy Statement on Schedule 14A filed on April 25, 2003, which is incorporated herein by reference.
10	.5†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, as amended, previously filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A filed on April 4, 2008, which is incorporated herein by reference.
**10	.6	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. dated July 28, 1995 previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.
**10	.7	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.8	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd. Dated July 16, 1998, previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.9	Agreement among Schering-Plough Corporation, Valeant Pharmaceuticals International and Ribapharm Inc. dated as of November 14, 2000, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.10	Agreement among Valeant Pharmaceuticals International, Ribapharm Inc., Hoffmann-La Roche, and F. Hoffmann-La Roche Ltd, dated January 3, 2003, previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.
**10	.11	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.12		Indenture, dated as of December 12, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.13		Form of 7.0% Senior Notes due 2011, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-112906 on Form S-4 and incorporated herein by reference.
10.14		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International as issuer, Ribapharm Inc. as co-obligor and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated by reference.
10.15		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10.16		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2003 and incorporated herein by reference.
10	.17†	Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan, previously filed as Annex C to the Proxy Statement filed on Schedule 14A on April 25, 2003, which is incorporated herein by reference.
10	.18†	Amended and Restated Executive Employment Agreement between Valeant Pharmaceuticals International and Timothy C. Tyson, dated March 21, 2005, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 25, 2005, which is incorporated herein by reference.
10	.19†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and each of the following persons: Eileen C. Pruette (entered into on April 22, 2005), Charles Bramlage (entered into on June 16, 2005) and Peter J. Blott (entered into on March 28, 2007), previously filed, with respect to Ms. Pruette, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2005, which is incorporated herein by reference, and previously filed, with respect to Messrs. Bramlage and Blott, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2005, which is incorporated herein by reference.
10	.20†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2006, which is incorporated herein by reference.
10	.21†	Description of Registrant’s Executive Incentive Plan, previously described in Item 5.02 of Registrant’s Current Report on Form 8-K, dated May 27, 2008, which is incorporated herein by reference.
10	.22†	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
10	.23†	Form of Restricted Stock Unit Award Agreement for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.24	Asset Purchase Agreement dated December 19, 2007 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as of Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
**10	.25	Side Letter dated January 11, 2008 between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as of Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10	.26†	Employment Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.27†	Separation Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.28†	Release Agreement dated as of February 1, 2008 between Valeant Pharmaceuticals International and Timothy C. Tyson, previously filed as of Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10	.29†	Separation and Release Agreement dated as of December 31, 2007, between Valeant Pharmaceuticals International and Wesley P. Wheeler, previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
10	.30†	Separation and Release Agreement dated as of July 11, 2008 between Valeant Pharmaceuticals International and Charles J. Bramlage, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated July 16, 2008, which is incorporated herein by reference.
10.31		Acquisition Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.
10.32		Asset Transfer and License Agreement dated August 4, 2008 between Valeant Pharmaceuticals International, and Meda AB, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, dated August 5, 2008, which is incorporated herein by reference.
10	.33†	Performance Restricted Stock Unit and Matching RSU Award Agreement between Valeant Pharmaceuticals International and Peter J. Blott, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 27, 2008, which is incorporated herein by reference.
**10	.34	License and Collaboration Agreement, dated August 27, 2008 between Valeant Pharmaceuticals North America and Glaxo Group Limited (the “GSK Retigabine Agreement”), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, dated August 29, 2008, which is incorporated herein by reference.
**10	.35	First Amendment to the GSK Retigabine Agreement, dated February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited.
**10	.36	Agreement and Plan of Merger, dated as of September 16, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp. (the “Coria Merger Agreement”), previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.37	Amendment to the Coria Merger Agreement, dated as of October 15, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.38	Agreement and Plan of Merger, dated December 9, 2008, by and among Valeant Pharmaceuticals International, Descartes Acquisition Corp., Dow Pharmaceutical Sciences, Inc., and Harris Goodman, as Stockholder Representative, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 5, 2009, which is incorporated herein by reference
10	.39†	Employment letter agreement, dated September 2, 2008, between the Registrant and Steve T. Min.
10	.40†	Employment letter agreement, dated August 25, 2008, between the Registrant and Elisa Karlson.

Exhibit
Number		Description

10	.41†	Employment letter agreement, dated December 17, 2008, between the Registrant and Rajiv De Silva.
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement.