Form 10-Q
period 2009-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2009-05-07
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 4, 2009 was 82,187,125

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008 (unaudited)

	March 31,	December 31,
	2009	2008
	( In thousands, except par value data)
ASSETS
Current Assets:
Cash and cash equivalents	$139,909	$199,582
Marketable securities	5,930	19,193
Accounts receivable, net	122,172	144,509
Inventories, net	70,564	72,972
Prepaid expenses and other current assets	14,216	17,605
Current deferred tax assets, net	15,425	16,179
Income taxes	13,145	—

Total current assets	381,361	470,040
Property, plant and equipment, net	84,194	90,228
Deferred tax assets, net	32,431	14,850
Goodwill	98,132	114,634
Intangible assets, net	446,095	467,795
Other assets	26,673	28,385

Total non-current assets	687,525	715,892

	$1,068,886	$1,185,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$29,097	$41,638
Accrued liabilities	196,536	231,451
Notes payable and current portion of long-term debt	318	666
Deferred revenue	16,616	15,415
Income taxes payable	5,198	2,497
Current deferred tax liabilities, net	22	52
Current liabilities for uncertain tax positions	504	478

Total current liabilities	248,291	292,197
Long-term debt, less current portion	340,076	398,136
Deferred revenue	9,286	11,841
Deferred tax liabilities, net	3,350	3,206
Liabilities for uncertain tax positions	53,903	53,425
Other liabilities	154,599	175,379

Total non-current liabilities	561,214	641,987

Total liabilities	809,505	934,184

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 82,185 (March 31, 2009) and 81,753 (December 31, 2008) shares outstanding (after deducting shares in treasury of 18,688 as of March 31, 2009 and December 31, 2008)	822	818
Additional capital	1,144,213	1,138,575
Accumulated deficit	(874,589)	(905,784)
Accumulated other comprehensive income	(11,083)	18,122

Total Valeant stockholders’ equity	259,363	251,732
Noncontrolling interest	18	17

Total stockholders’ equity	259,381	251,748

	$1,068,886	$1,185,932

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	( Unaudited , in thousands, except per share data)
Revenues:
Product sales	$152,833	$139,210
Service revenue	6,738	—
Alliances (including ribavirin royalties)	18,352	12,773

Total revenues	177,923	151,983

Costs and expenses:
Cost of goods sold (excluding amortization)	39,697	35,755
Cost of services	4,326	—
Selling, general and administrative	64,216	69,439
Research and development costs, net	8,735	29,294
Restructuring, asset impairments and dispositions	1,211	(13,190)
Amortization expense	17,004	13,329

Total costs and expenses	135,189	134,627

Income from operations	42,734	17,356
Other income (expense), net including translation and exchange	1,212	(1,531)
Gain on early extinguishment of debt	4,599	—
Interest income	1,835	4,724
Interest expense	(8,013)	(13,384)

Income from continuing operations before income taxes	42,367	7,165
Provision for income taxes	11,569	4,659

Income from continuing operations	30,798	2,506
Income from discontinued operations, net of tax	398	3,293

Net income	31,196	5,799
Less: Net income attributable to noncontrolling interest	1	2

Net income attributable to Valeant	$31,195	$5,797

Basic income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.37	$0.03
Income from discontinued operations attributable to Valeant	0.01	0.03

Net income per share attributable to Valeant	$0.38	$0.06

Diluted income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.37	$0.03
Income from discontinued operations attributable to Valeant	—	0.03

Net income per share attributable to Valeant	$0.37	$0.06

Shares used in per share computation — Basic	82,548	89,590

Shares used in per share computation — Diluted	83,402	90,212

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited, in thousands)
Net income	$31,196	$5,799
Other comprehensive income (loss):
Foreign currency translation adjustments	(29,485)	53,569
Unrealized gain (loss) on marketable equity securities	—	(1,874)
Unrealized gain (loss) on hedges	211	(595)
Pension liability adjustment	69	14

Comprehensive income	$1,991	$56,913

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited, in thousands)
Cash flows from operating activities:
Net income	$31,196	$5,799
Income from discontinued operations	398	3,293

Income from continuing operations	30,798	2,506
Adjustments to reconcile income from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	20,764	17,795
Provision for losses on accounts receivable and inventory	536	5,877
Stock compensation expense	4,322	2,372
Translation and exchange (gains) losses, net	(1,181)	1,532
Impairment charges and other non-cash items	5,508	(18,720)
Payments of accreted interest on long-term debt and notes payable	(13,277)	—
Deferred income taxes	(2,201)	2,001
Gain on extinguishment of debt	(4,599)	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,093	33,789
Inventories	(2,918)	(6,050)
Prepaid expenses and other assets	3,461	(731)
Trade payables and accrued liabilities	4,431	10,047
Income taxes	(9,960)	244
Other liabilities	(12,955)	(236)

Cash flow from operating activities in continuing operations	37,822	50,426
Cash flow from operating activities in discontinued operations	(2,149)	(7,457)

Net cash provided by operating activities	35,673	42,969

Cash flows from investing activities:
Capital expenditures	(7,076)	(3,631)
Proceeds from sale of assets	255	289
Proceeds from sale of businesses	—	36,317
Proceeds from investments	13,541	35,037
Purchase of investments	(802)	(500)
Acquisition of businesses, license rights and product lines	(32,211)	(504)

Cash flow from investing activities in continuing operations	(26,293)	67,008
Cash flow from investing activities in discontinued operations	(10,273)	69,497

Net cash provided by (used in) investing activities	(36,566)	136,505

Cash flows from financing activities:
Payments on long-term debt and notes payable	(52,779)	(398)
Proceeds from capitalized lease financing, long-term debt and notes payable	2,006	50
Stock option exercises	7,036	—

Cash flow from financing activities in continuing operations	(43,737)	(348)
Cash flow from financing activities in discontinued operations	—	—

Net cash used in financing activities	(43,737)	(348)

Effect of exchange rate changes on cash and cash equivalents	(15,043)	9,606

Net increase (decrease) in cash and cash equivalents	(59,673)	188,732
Cash and cash equivalents at beginning of period	199,582	309,365

Cash and cash equivalents at end of period	139,909	498,097

Cash and cash equivalents classified as part of discontinued operations	—	(25,992)

Cash and cash equivalents of continuing operations	$139,909	$472,105

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)
     In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The consolidated condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
1. Organization and Summary of Significant Accounting Policies
     Organization: We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”). As a result of our acquisition of Dow Pharmaceutical Sciences, Inc. (“Dow”) in December 2008, beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties and revenue from contract research services performed by Dow.
     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. All significant intercompany account balances and transactions have been eliminated.
     Marketable Securities: Marketable securities include short-term commercial paper, government agency securities and corporate bonds which, at the time of purchase, have maturities of greater than three months. Short-term commercial paper and government agency securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of December 31, 2008, corporate bonds are categorized as available for sale and are carried at fair value. As of March 31, 2009 and December 31, 2008, the fair value of these marketable securities approximated cost.
     Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, unrealized losses on marketable equity securities, pension funded status and changes in the fair value of derivative instruments.
     Discontinued Operations: The results of operations and the related financial position related to our product rights in Infergen and our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) have been reflected as discontinued operations in our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Disposal and Impairment of Long-Lived Assets (“SFAS 144”) and Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). For more details regarding our discontinued operations, see Note 4.
     Stock-Based Compensation: We adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) requires companies to recognize compensation expense for the fair value of all share based incentive programs including employee stock options. In order to estimate the fair value of stock options

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
under the provisions of SFAS 123(R) we use the Black-Scholes option valuation model. Option valuation models such as Black-Scholes require the input of subjective assumptions which can vary over time. Additional information about our stock incentive programs and the assumptions used in determining the fair value of stock options are contained in Note 10.
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
     Derivative Financial Instruments: We account for derivative financial instruments based on whether they meet our criteria for designation as hedging transactions, either as cash flow, net investment or fair value hedges. Our derivative instruments are recorded at fair value and are included in other assets or accrued liabilities. Depending on the nature of the hedge, changes in the fair value of a hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.
     Per Share Information: We compute basic earnings per share by dividing income or loss available to common stockholders attributable to Valeant by the weighted-average number of common shares outstanding. We compute diluted earnings per share by adjusting the weighted-average number of common shares outstanding to reflect the effect of potentially dilutive securities including options, warrants, and convertible debt or preferred stock. We adjust income available to common stockholders attributable to Valeant in these computations to reflect any changes in income or loss attributable to Valeant that would result from the issuance of the dilutive common shares.
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
   Recent Accounting Pronouncements:
     We adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”), effective January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated financial statements. In addition, SFAS 160 changes the way the consolidated statement of operations is presented and requires consolidated net income to be reported at amounts that include the amount attributable to both Valeant and the noncontrolling interest.
     In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of the FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), for certain nonfinancial assets and nonfinancial liabilities until interim periods for fiscal years beginning after November 15, 2008. SFAS 157 changed the underlying methodology of determining fair value when fair value measurements are required in accounting principles generally accepted in the United States. SFAS 157 also expanded the disclosure requirements about fair value measurements. The adoption of FSP FAS 157-2 did not have a material impact on our financial position, cash flows or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
nature and financial effects of the business combination. Among other requirements, SFAS 141(R) expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. SFAS 141(R) requires that any reduction to a tax valuation allowance established in purchase accounting that does not qualify as a measurement period adjustment will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill. We adopted SFAS 141(R) as of January 1, 2009. The adoption did not have a material effect on our consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160.
     In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. We adopted EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). We adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires bifurcation of a component of the debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.
     We adopted FSP APB 14-1 on January 1, 2009. The guidance in FSP APB 14-1 was applied retrospectively to all periods presented. FSP APB 14-1 is effective for our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and our 4.0% Convertible Subordinated Notes (the “4.0% Notes”) issued in 2003, each of which had principal amounts of $240.0 million. See Note 8 for additional information regarding our implementation of FSP APB 14-1.
     Retrospective application is the application of a different accounting principle to prior accounting periods as if that principle had always been used. More specifically, retrospective application involves the following:
•	Financial statements for each individual prior period presented shall be adjusted to reflect the period-specific effects of applying the new accounting principle.

•	The cumulative effect of the change on periods prior to those presented shall be reflected in the carrying amount of assets and liabilities as of the beginning of the first period presented.

•	An offsetting adjustment, if any, shall be made to the opening balance of retained earnings for that period.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain financial statement line items previously reported:

	Three Months Ended
	March 31, 2008
	As
	Originally
	Reported
	And
	Adjusted For
	Discontinued	As
	Operations	Adjusted
Interest expense	$9,730	$13,384
Income from continuing operations	6,160	2,506
Net income attributable to Valeant	9,450	5,797

Basic income per share:
Income from continuing operations	$0.07	$0.03
Net income attributable to Valeant	0.11	0.06

Diluted income per share:
Income from continuing operations	$0.07	$0.03
Net income attributable to Valeant	0.10	0.06

	As of
	December 31, 2008
	Originally	As
	Reported	Adjusted
Other assets	$29,805	$28,385
Long-term debt, less current portion	447,862	398,136
Additional capital (1)	1,067,758	1,138,575
Accumulated deficit (1)	(883,273)	(905,784)

(1)	The as adjusted balance includes $0.8 million related to tax deductions for restricted stock.
     In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 is effective for our quarter ending June 30, 2009. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption will have on our consolidated financial statements.
     In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for our quarter ending June 30, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption will not have a material effect on our consolidated financial statements.
2. Restructuring
     Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities, and other associated costs, including legal and professional fees.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets and the impairment of manufacturing facilities. For a further description of the accounting for impairment of long-lived assets under SFAS 144, see Note 1, Organization and Summary of Significant Accounting Policies, in our annual report on Form 10-K for the year ended December 31, 2008. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.
   2008 Restructuring
     In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. In March 2008, we completed this strategic review and announced a strategic plan designed to streamline our business, align our infrastructure to the scale of our operations, maximize our pipeline assets and deploy our cash assets to maximize shareholder value. The strategic plan included a restructuring program (the “2008 Restructuring”), which reduced our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe (Poland, Hungary, the Czech Republic and Slovakia) and Latin America (Mexico and Brazil). The 2008 Restructuring plan included actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets and other strategic alternatives.
     In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain assets in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. We closed this transaction in March 2008. During the three months ended March 31, 2008, we received initial proceeds of $37.9 million and recorded a gain of $36.9 million in this transaction. During the nine months ended December 31, 2008, we recorded $2.4 million of net asset adjustments and additional closing costs resulting in a reduced gain of $34.5 million on the transaction. During the three months ended March 31, 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale.
     As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. In the three months ended March 31, 2008, we recorded an impairment charge of $7.9 million related to this anticipated sale. We sold these subsidiaries in June 2008 and recorded a loss on the sale of $2.6 million, in addition to the $7.9 million impairment charge.
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
     The net restructuring, asset impairments and dispositions charge of $1.2 million in the three months ended March 31, 2009 included $0.9 million of severance charges for a total of 22 affected employees (414 employees cumulatively). The charge also included $0.3 million of contract termination costs and other cash costs.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the restructuring costs recorded in the three months ended March 31, 2009:
2008 Restructuring

Three Months
Ended
March 31,
2009
Severance costs (22 employees)	$928
Contract cancellation costs, legal and professional fees and other associated costs	255

Subtotal: cash charges	1,183
Non-cash charges	28

Restructurings, asset impairments and dispositions	$1,211

     The net restructuring, asset impairments and dispositions gain of $13.2 million in the three months ended March 31, 2008 included $6.2 million of severance charges for a total of 15 affected employees (18 employees cumulatively). The severance charges were primarily for our former chief executive officer and six other executives. The charge also included $4.8 million stock compensation charges for the accelerated vesting of the stock options and restricted stock units of our former chief executive officer. The charge included $4.9 million of professional services, contract cancellation and other costs. We also recorded an impairment charge of $7.9 million related to our planned sale of our subsidiaries in Argentina and Uruguay and a gain of $36.9 million on our transaction with Invida.
     The following table summarizes the restructuring costs and gains recorded in the three months ended March 31, 2008:
2008 Restructuring

Three Months
Ended
March 31,
2008
Severance costs (15 employees)	$6,215
Contract cancellation costs, legal and professional fees and other associated costs	4,886

Subtotal: cash charges	11,101
Stock compensation	4,778
Impairment of long-lived assets	7,853

Subtotal: restructuring expenses	23,732
Gain on Invida transaction	(36,922)

Restructurings, asset impairments and dispositions	$(13,190)

   Reconciliation of Cash Restructuring Payments with Restructuring Accrual
     As of March 31, 2009, the restructuring accrual of $8.4 million includes $8.2 million related to the 2008 restructuring plan for severance costs, lease termination penalty costs, contract cancellation costs, legal and professional fees and other associated costs expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. The restructuring accrual also includes $0.2 million related to the 2006 restructuring plan for ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico which will be paid by June 2009. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:
2008 and 2006 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2008	$10,926
Charges to earnings	1,183
Cash paid	(3,705)

Restructuring accrual, March 31, 2009	$8,404

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions and Collaboration Agreement
   Dow Acquisition
     On December 31, 2008, we completed the purchase of all of the outstanding common stock of Dow, a privately held healthcare company that provides biopharmaceutical development services primarily in the United States.
     We acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments, plus transaction costs. Pursuant to the terms of the acquisition, by June 30, 2009, we are required to pay $35.0 million into an escrow account for the benefit of the Dow common stockholders, subject to any indemnification claims made by us for a period of eighteen months following the acquisition closing. We have granted a security interest to the Dow common stockholders in certain royalties to be paid to us until we satisfy our obligation to fund the $35.0 million escrow account. During the three months March 31, 2009, we paid $21.0 million into the escrow account.
     The accounting treatment for the Dow acquisition requires the recognition of an additional $86.6 million of conditional purchase consideration because the fair value of the net assets acquired exceeded the total amount of the acquisition price. Contingent consideration of up to $235.0 million may be incurred for future milestones related to certain pipeline products still in development. Over 85% of this contingent consideration is dependent upon the achievement of approval and commercial targets. Future contingent consideration paid in excess of the $86.6 million will be treated as an additional cost of the acquisition and result in the recognition of goodwill.
     During the three months ended March 31, 2009, we completed our evaluation of the fair value of assets acquired or liabilities assumed. The conditional purchase consideration was reduced from $95.9 million recorded as of December 31, 2008 to $86.6 million as of March 31, 2009, due to the reduction in the fair value of the intangible assets acquired from the preliminary appraisal, reduction in deferred tax assets and other closing adjustments.
     The acquired intangible assets consisted of outlicensed technology, customer relationships and developed formulations. Developed formulations include Dow’s U.S. Food and Drug Administration (“FDA”) approved product, Acanya, a topical treatment for acne which was launched in the first quarter of 2009. Outlicensed technology has been licensed to third parties and will generate future royalty revenue. Customer relationships are from Dow’s contract research services. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period
Developed formulations	$104,500	6.1 years
Outlicensed technology	70,000	9.5 years
Customer relationships	6,600	7.0 years

Total identifiable intangible assets	$181,100

     Coria Acquisition
     In October 2008, we completed our purchase of all of the common stock of Coria Laboratories, Ltd. (“Coria”) for a purchase price of $96.9 million. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill is not deductible for tax purposes. In conjunction with the acquisition, we acquired intangible assets for developed technology of $74.9 million, including $42.7 million for CeraVe. During the three months ended March 31, 2009, we revised the estimated useful life for the acquired intangible asset for CeraVe from an indefinite life to 30 years. We recorded amortization of $0.7 million for the CeraVe intangible asset in the three months ended March 31, 2009, as a result of the change in estimate. In conjunction with the change in the useful life of the intangible asset for CeraVe, we recorded a reduction of $16.7 million to the acquired goodwill and deferred tax liabilities, net.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The weighted-average amortization period for the acquired intangible assets, including the change in estimated life for CeraVe, is presented below:

Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period
Developed technology	$74,900	19.8 years

     Collaboration Agreement with GSK: In October 2008, we closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (“GSK”) to develop and commercialize retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.
     We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. To the extent that our expected development and pre-commercialization expenses under the Collaboration Agreement are less than $100.0 million, the difference will be recognized as alliance revenue over the period prior to the launch of a retigabine product (the “Pre-Launch Period”). We will recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by mid to late 2010.
     GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect. During the three months ended March 31, 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $13.4 million as outlined in the table below. We recorded a credit of $1.4 million against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

Three Months
Ended
March 31,
2009
Valeant research and development costs	$7,947
Valeant selling, general and administrative	149

8,096

GSK expenses	5,303

Total spending for Collaboration Agreement	$13,399

Equalization (difference between individual partner costs and 50% of total)	$1,397

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and remaining upfront payment for the Collaboration Agreement during the following period:

	Three Months Ended March 31, 2009
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development
Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in prior quarter	(10,909)	—	—	—
Incurred cost in current quarter	—	—	149	7,947
Incurred cost offset	(6,699)	—	(387)	(6,312)
Recognize alliance revenue	(3,318)	(3,318)	—	—

Release from upfront payment	(10,017)	—	—	—

Remaining upfront payment from GSK	$104,074	—	—	—

Equalization receivable from GSK	1,397	—	238	(1,635)

Total equalization receivable from GSK	$1,397	—	—	—

Total expense and revenue		$(3,318)	$—	$—

Accrued liabilities	$40,481
Other liabilities	40,698
Deferred revenue short-term	13,624
Deferred revenue long-term	9,271

Remaining upfront payment from GSK	$104,074

     Total combined expenses by us and GSK for the Collaboration Agreement to date through March 31, 2009 were $26.5 million.
4. Discontinued Operations
     In September 2008, we sold our business operations located in WEEMEA to Meda, AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses marketed by us in those divested regions as of the divestiture date. Excluded from this transaction are our Central European operations, defined as the business in Poland, Hungary, the Czech Republic and Slovakia. Under the terms of the agreement, we received initial cash proceeds of $428.4 million, which was reduced by $11.8 million and paid to Meda in January 2009, based upon the estimated levels of cash, indebtedness and working capital as of the closing date. We recorded a net gain on this sale of $158.9 million after deducting the carrying value of the net assets sold, transaction-related expenses and income taxes. During the three months ended March 31, 2009, we recorded an additional gain on this sale of $0.5 million.
     In January 2008, we sold our Infergen product rights to Three Rivers Pharmaceuticals, LLC. We received $70.8 million as the initial payment for our Infergen product rights, with additional payments due of up to $20.5 million. We recorded a net gain in this transaction of $39.4 million after deducting the carrying value of the net assets sold from the proceeds received.
     As a result of these dispositions, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our consolidated condensed statement of operations for the three months ended March 31, 2008, in accordance with SFAS 144 and EITF 03-13.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     Summarized selected financial information for discontinued operations for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
WEEMEA Business:
Product sales	$—	$42,703
Costs and expenses:
Cost of goods sold (excluding amortization)	—	19,135
Selling, general and administrative	—	20,457
Research and development costs, net	—	98
Restructuring, asset impairments and dispositions	—	526
Amortization expense	—	4,736

Total costs and expenses	—	44,952

Other expense	—	(1,488)

Loss from discontinued operations before income taxes, WEEMEA	—	(3,737)

Infergen:
Product sales	—	1,050
Costs and expenses:
Cost of goods sold (excluding amortization)	—	2,076
Selling, general and administrative	—	1,365
Research and development costs, net	—	9,684
Amortization expense	—	—

Total costs and expenses	—	13,125

Loss from discontinued operations, Infergen	—	(12,075)

Other discontinued operations:
Other expense	(120)	—

Consolidated discontinued operations:
Loss from discontinued operations before income taxes	(120)	(15,812)

Provision for income taxes	—	4,291

Loss from discontinued operations	(120)	(20,103)
Disposal of discontinued operations, net	518	23,396

Income from discontinued operations, net	$398	$3,293

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
5. Fair Value Measurements
     SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
          Level 1 — Quoted market prices in active markets for identical assets or liabilities.
          Level 2 — Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
          Level 3 — Unobservable inputs that are not corroborated by market data.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 and December 31, 2008:

	Assets (Liabilities)			Assets (Liabilities)
	March 31, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Available-for-sale securities	$1,445	$—	$—	$6,646	$—	$—
Undesignated hedges	—	10	—	—	157	—
Net investment derivative contracts	—	(121)	—	—	13	—
Cash flow derivative contracts	—	211	—	—	—	—
     Available-for-sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy and consist of an investment in a publicly traded investment fund, which is included in other assets, which is carried at fair value. During the three months ended March 31, 2009, we recorded in selling, general and administrative expenses an other than temporary impairment charge of $1.5 million due to sustained declines in the value of the publicly traded investment fund. Available-for-sale securities as of December 31, 2008, consist of corporate bonds classified as marketable securities and an investment in a publicly traded investment fund, which is included in other assets, carried at fair value of $3.3 million and $3.3 million, respectively.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
6. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	2009	2008
Income:
Numerator for basic and diluted earnings per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$30,797	$2,504
Income from discontinued operations	398	3,293

Net income attributable to Valeant	$31,195	$5,797

Shares:
Denominator for basic earnings per share attributable to Valeant:
Weighted shares outstanding	82,104	89,286
Vested stock equivalents (not issued)	444	304

Denominator for basic earnings per share attributable to Valeant	82,548	89,590
Denominator for diluted earnings per share attributable to Valeant:
Employee stock options	546	480
Other dilutive securities	308	142

Dilutive potential common shares	854	622

Denominator for diluted earnings per share attributable to Valeant	83,402	90,212

Basic income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.37	$0.03
Income from discontinued operations	0.01	0.03

Net income per share attributable to Valeant	$0.38	$0.06

Diluted income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.37	$0.03
Income from discontinued operations	—	0.03

Net income per share attributable to Valeant	$0.37	$0.06

     The 3.0% Convertible Subordinated Notes due 2010 and the 4.0% Convertible Subordinated Notes due 2013, discussed in Note 8, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the three months ended March 31, 2009 and 2008.
     For the three months ended March 31, 2009 and 2008, options to purchase 2,059,564 and 9,181,797 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
7. Detail of Certain Accounts
     The following tables present the details of certain amounts included in our consolidated balance sheet as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Accounts receivable, net:
Trade accounts receivable	$90,094	$93,796
Royalties receivable	15,004	21,774
Other receivables	20,280	33,038

	125,378	148,608
Allowance for doubtful accounts	(3,206)	(4,099)

	$122,172	$144,509

Inventories, net:
Raw materials and supplies	$18,645	$16,742
Work-in-process	10,303	8,506
Finished goods	53,046	61,641

	81,994	86,889
Allowance for inventory obsolescence	(11,430)	(13,917)

	$70,564	$72,972

Property, plant and equipment, net:
Property, plant and equipment, at cost	$166,853	$178,156
Accumulated depreciation and amortization	(82,659)	(87,928)

	$84,194	$90,228

     Intangible assets: As of March 31, 2009 and December 31, 2008, the components of intangible assets were as follows:

	Weighted	March 31, 2009			December 31, 2008
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Product rights
Neurology	12	$276,015	$(153,677)	$122,338	$276,229	$(147,745)	$128,484
Dermatology	13	275,025	(62,337)	212,688	275,032	(54,906)	220,126
Other	15	69,962	(41,215)	28,747	72,956	(41,970)	30,986

Total product rights	13	621,002	(257,229)	363,773	624,217	(244,621)	379,596
Outlicensed technology	10	70,000	(1,907)	68,093	74,000	—	74,000
Customer relationships	8	8,832	(494)	8,338	8,242	(30)	8,212
Trade names	Indefinite	5,891	—	5,891	5,987	—	5,987
License agreement	5	67,376	(67,376)	—	67,376	(67,376)	—

Total intangible assets		$773,101	$(327,006)	$446,095	$779,822	$(312,027)	$467,795

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     Future amortization of intangible assets at March 31, 2009 is as follows:

	Scheduled Future Amortization Expense
	2009	2010	2011	2012	2013	Thereafter	Total

Product rights
Neurology	$18,650	$24,276	$18,947	$17,859	$16,818	$25,787	$122,337
Dermatology	21,397	28,525	28,525	28,525	26,902	76,016	209,890
Other	3,047	4,170	4,417	4,345	4,245	8,522	28,746
Outlicensed technology	5,720	7,626	7,626	7,081	7,081	29,918	65,052
Customer relationships	1,404	1,634	1,399	1,163	927	1,810	8,337

Total	$50,218	$66,231	$60,914	$58,973	$55,973	$142,053	$434,362

     Amortization expense for the three months ended March 31, 2009 and 2008 was $17.0 million and $13.3 million, respectively, of which $14.7 million and $11.0 million, respectively, related to amortization of acquired product rights.
     In the three months ended March 31, 2009, we acquired product rights in Poland for $0.4 million in cash and $0.6 million in other consideration.
8. Long-term Debt
     3.0% and 4.0% Convertible Subordinated Notes
     FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instruments in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature. FSP APB 14-1 requires bifurcation of a component of the convertible debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. Upon adoption of FSP APB 14-1, we were required to separately account for the debt and equity components of our 3.0% Notes and our 4.0% Notes, both of which were issued in 2003 for an aggregate principal amount of $480.0 million.
     The equity component associated with the 3.0% Notes and the 4.0% Notes was $58.0 million and $62.2 million, respectively, at the time of issuance and was applied as debt discount and as additional capital. Transaction costs related to the issuance of the 3.0% Notes and the 4.0% Notes were allocated to the liability component and equity component in proportion to the allocation of proceeds and were accounted for as debt issuance costs and equity issuance costs, respectively.
     The unamortized discount for the 3.0% Notes will be amortized through the debt maturity date of August 16, 2010. Interest expense for the amortization of the discount on the 3.0% Notes for the three months ended March 31, 2009 and 2008 was $2.0 million and $2.3 million, respectively. Interest expense for the contractual coupon rate for the 3.0% Notes for the three months ended March 31, 2009 and 2008 was $1.4 million and $1.8 million, respectively.
     The unamortized discount for the 4.0% Notes will be amortized through the debt maturity date of November 15, 2013. Interest expense for the amortization of the discount on the 4.0% Notes for the three months ended March 31, 2009 and 2008 was $1.5 million and $1.4 million, respectively. Interest expense for the contractual coupon rate for the 4.0% Notes was $2.4 million for the three months ended March 31, 2009 and for the three months ended March 31, 2008.
     During the three months ended March 31, 2009, we purchased an aggregate of $65.7 million principal amount of the 3.0% Notes at a purchase price of $64.3 million. The carrying amount of the 3.0% Notes purchased was $61.6 million and the estimated fair value of the Notes exclusive of the conversion feature was $57.0 million. The difference between the carrying amount of $61.6 million and the estimated fair value of $57.0 million was recognized as a gain of $4.6 million upon early extinguishment of debt. The difference between the estimated fair value of $57.0 million and the purchase price of $64.3 million was $7.3 million and was charged to additional capital. Upon adoption of FSP APB 14-1, $13.3 million of the purchase price was attributable to accreted interest on the debt discount and is presented in the statement of cash flows for the three months ended March 31, 2009 as payments of accreted interest on long-term debt and notes payable in cash flow from operating activities in continuing operations.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The liability component and the equity component of the 3.0% Notes and the 4.0% Notes as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
3.0% Notes	$141,639	$207,360
Unamortized discount	(7,754)	(13,548)

Net carrying value of 3.0% Notes	$133,885	$193,812

4.0% Notes	$240,000	$240,000
Unamortized discount	(34,631)	(36,179)

Net carrying value of 4.0% Notes	$205,369	$203,821

Equity component for 3.0% Notes	$49,917	$57,190
Equity component for 4.0% Notes	$62,167	$62,167
     The conversion price was 31.6336 shares per $1,000 principal amount for the 3.0% Notes and the 4.0% Notes. The number of shares used to determine the aggregate consideration that will be delivered upon conversion was 4,480,551 shares for the 3.0% Notes and 7,592,064 shares for the 4.0% Notes as of March 31, 2009. The if-converted value of the 3.0% Notes and the 4.0% Notes did not exceed the principal amount as of March 31, 2009.
     In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to our common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of Valeant purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200.0 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the 3.0% Notes and the 4.0% Notes. The written call option sold offset, to some extent, the cost of the written call purchased. The net cost of the Convertible Note Hedge of $42.9 million was recorded as the sale of a permanent equity instrument pursuant to EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As a result of the cessation of Valeant’s common dividend, the strike price on the Convertible Note Hedge was adjusted during 2007, with the new strike prices becoming $34.61 and $35.36 for the 3.0% Notes and the 4.0% Notes, respectively.
     During the three months ended March 31, 2009, corresponding to the partial redemption of the 3.0% Notes, we also effected a proportionate partial termination of the Convertible Note Hedge, reducing the number of shares covered by the Convertible Note Hedge by 1,846,169 shares. As of March 31, 2009, the number of shares covered by the Convertible Note Hedge is 10,807,271, the same number of shares underlying the conversion of the remaining balance of $141.6 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes.
     7.0% Senior Notes
     In July 2008, we redeemed the 7.0% Senior Notes at an aggregate redemption price of $310.5 million. In connection with this redemption, we recorded a $14.9 million loss on early extinguishment of debt in 2008, including a redemption premium of $10.5 million, unamortized loan costs of $2.9 million and an interest rate swap agreement termination fee of $1.5 million. The interest rate swap was terminated in July 2008 in connection with the redemption of the 7.0% Senior Notes.
9. Income Taxes
     We have historically incurred losses in the United States, where our research and development activities are conducted and our corporate offices are located. As of March 31, 2009, there is insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax and research and development credits. The valuation allowance was recorded because it is more likely than not that such benefits will not be utilized. Ultimate realization of these tax benefits is dependent upon generating sufficient taxable income in the United States.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The income tax provision for the three months ended March 31, 2009 consists of $9.2 million related to the expected taxes on earnings in tax jurisdictions outside the U.S. and $2.3 million related to current U.S. tax deductions of which $1.5 million of the benefit is required to be credited to additional paid in capital.
     Due to ownership changes in the stock of the company as well as our acquisitions of Dow and Coria in 2008, the benefit of U.S. losses and research credits are subject to a yearly limitation. However, the limitation is sufficient to allow for utilization of all losses and research credits during the carryforward period, assuming sufficient taxable income is sustainable.
     As of March 31, 2009, we had $49.1 million of unrecognized tax benefits (FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109), of which $9.7 million would reduce our effective tax rate, if recognized. Of the total unrecognized tax benefits, $5.4 million was recorded as an offset against a valuation allowance. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate.
     Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2009, we had accrued $4.0 million for interest and $1.0 million for penalties. We accrued additional interest of $0.2 million during the three months ended March 31, 2009. It is reasonably possible that the total amount of unrecognized tax benefits may be reduced within the next 12 months as a result of ongoing discussions we are having with the IRS. We are currently under audit by the IRS for the 2005 and 2006 tax years. One of our Mexican subsidiaries is under audit for the 2004 and 2005 tax years. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.
     As of December 31, 2008, we classified the intangible asset for CeraVe as an indefinite life intangible and recorded approximately $16.7 million as a deferred tax liability with no offsetting reduction to the valuation allowance. As of March 31, 2009, we revised the estimated useful life for the CeraVe intangible asset to 30 years. As a result, the Company reduced the valuation allowance and decreased goodwill. See Note 3 for additional information related to the change in estimated useful life for this intangible asset.
10. Stock and Stock Incentive Programs
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
     In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding common stock or convertible subordinated notes in a 24-month period ending October 2010, unless earlier terminated or completed. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. During the three months ended March 31, 2009, we purchased $65.7 million aggregate principal amount of our 3.0% Notes due 2010 for $64.3 million in cash (see Note 8). In total, we have purchased $98.4 million aggregate principal amount of our 3.0% Notes at a purchase price of $93.2 million as of March 31, 2009. As of March 31, 2009, we have repurchased an aggregate 298,961 shares of our common stock for $6.1 million under this program.
     Stock-based compensation: The variables used in our share-based compensation expense calculations include our estimation of the forfeiture rate related to share-based payments. In 2006, 2007 and continuing into 2008, we experienced significant turnover at both the executive and management levels, which affected our actual forfeiture rate. We increased the estimated forfeiture rate in the three months ended December 31, 2007 from 5% to 35%.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     A summary of stock compensation expense in continuing operations for our stock incentive plans for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months
	Ended
	March 31,
	2009	2008
Employee stock options	$1,494	$1,239
Restricted stock units	2,828	1,067
Employee stock purchase plan	—	66

Total stock-based compensation	$4,322	$2,372

     In addition to the above amounts, we recorded stock compensation expense in discontinued operations related to employee stock options of $0.1 million in the three months ended March 31, 2008.
     Future stock compensation expense for restricted stock units, performance stock units and stock option incentive awards outstanding as of March 31, 2009 is as follows:

Remainder of 2009	$8,743
2010	7,864
2011	2,486
2012	589

$19,682

11. Derivative Financial Instruments
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
     Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, and the Canadian Dollar in 2009. We utilize cash flow and net investment hedges to reduce our exposure to foreign currency risk. We have chosen not to seek hedge accounting treatment for certain undesignated cash flow hedges as these contracts are short term (typically less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries. In 2008, we used an interest rate swap to lower our interest expense by exchanging fixed rate payments for floating rate payments. The interest rate swap was terminated in July 2008 in connection with the redemption of our 7.0% Senior Notes.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The table below summarizes the fair value and balance sheet location of our outstanding derivatives at March 31, 2009 and December 31, 2008.

	As of March 31, 2009
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value
Undesignated hedges	$3,935	Other assets	$10	—	$—
Net investment derivative contracts	20,000	—	—	Accrued liabilities	(121)
Cash flow derivative contracts	2,231	Other assets	211	—	—

	As of December 31, 2008
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value
Undesignated hedges	$3,916	Other assets	$192	Accrued liabilities	$(35)
Net investment derivative contracts	18,779	Other assets	13	—	—
     A summary is set out below of the accounting treatment for our undesignated, net investment, cash flow and fair value hedges and interest rate swaps:
•	Changes in the fair value of undesignated hedges are recorded in earnings in the period of the change.

•	Changes in the fair value of a derivative that is designated and qualifies as a net investment hedge are recorded as translation adjustment in accumulated other comprehensive income.

•	Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income and then recognized in earnings when the hedged items affect earnings.

•	Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded in exchange gains or loss in the period of the change.

•	Changes in the fair value of the interest rate swap are recorded as interest expense in the period of the change.
     The table below summarizes the information related the changes in the fair value of our derivatives instruments for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Gain recognized in currency translation adjustment in other comprehensive income	$—	$2,807	$—	$—	$—
Loss recognized in exchange gain / loss	(9)	—	—	—	—

	Three Months Ended March 31, 2008
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Gain recognized in interest expense	$—	$—	$—	$—	$319
Loss recognized in royalty income	—	—	(438)	—	—
Gain (Loss) recognized in exchange gain / loss	(152)	—	—	656	—
     Refer to Note 5 for additional information about the fair value of our derivatives.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
12. Commitments and Contingencies
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
     Derivative Actions Related to Stock Options: We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November 16, 2006, respectively, purported to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits asserted claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs sought, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeded. On March 25, 2009, the court approved a settlement that resolved the claims raised in the Pronko and Lawson actions. The settlement and final judgment required us to adopt certain corporate governance reforms aimed at improving our process for granting stock options. It also provided for an award of fees to counsel for the plaintiffs of $1.2 million and reimbursement of expenses of approximately $33 thousand, which amounts were covered by insurance.
     We are also a nominal defendant in a shareholder derivative action pending in the Court of Chancery of the state of Delaware, styled Sherwood v. Tyson, et. al., filed on March 20, 2007. This complaint also purports to assert derivative claims on the Company’s behalf for breach of fiduciary duties, gross mismanagement and waste, constructive fraud and unjust enrichment related to the alleged backdating of employee stock options. The plaintiff seeks, among other things, damages, an accounting, disgorgement, rescission and/or repricing of stock options, and imposition of a constructive trust for the benefit of the Company on amounts by which the defendants were unjustly enriched. The plaintiff has agreed to a stay pending resolution of the Pronko action in California. The Company intends to seek the dismissal of this action, whether by agreement of the plaintiff or by motion, based on the final judgment entered in the Pronko and Lawson actions.
     Permax Product Liability Cases: On April 23, 2008, we were served a complaint in a case captioned Barbara M. Shows v. Eli Lilly and Company, Elan Corporation, PLC, Amarin Corporation, PLC, and Valeant Pharmaceuticals International in the Circuit Court of Jefferson Davis County, Mississippi, which was removed to federal court in the Southern District of Mississippi, Hattiesburg Division. On December 24, 2008, the parties agreed to settle the matter in full and executed the settlement agreement in January 2009. On August 27, 2008, we were served complaints in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price v. Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the “California Actions”). The California Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On September 15, 2008, we were served a complaint in a case captioned Linda R. O’Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami- Dade County, Florida. On March 24, 2009, we were named as a defendant in the following cases: Richard Andrew Baker v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Par Pharmaceutical Companies, Inc., Pfizer, Inc. and Pharmacia Corporation in the United States District Court for the Northern District of Ohio, Eastern Division; Edwin Elling v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Athena Neurosciences, Inc. in the United Stated District Court for the Northern District of Texas, Ft. Worth Division;

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Judith LaVois v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Teva Pharmaceuticals USA, Inc. in the United States District Court for the Southern District of Texas, Houston Division. On March 25, 2009, we were named as a defendant in a case captioned Penny M. Hagerman v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc. in the United States District Court for the District of Colorado. We are in the process of defending these matters. Eli Lilly, holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin and the source of the manufactured product, has also been named in the suits. In addition to the lawsuits described above, we have received, and from time to time receive, communications from third parties relating to potential claims that may be asserted with respect to Permax.
     Eli Lilly: On January 12, 2009, we were served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720DFH-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the “Lilly Action”). In the Lilly Action, Lilly brings a claim for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for product liability claims related to the pharmaceutical Permax.
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
     Paddock Litigation: By way of letter dated November 24, 2008, Paddock Laboratories, Inc. (“Paddock”) notified Galderma Laboratories L.P. (“Galderma”), Dermalogix Partners, Inc. (“Dermalogix”), Panda Pharmaceuticals, L.L.C. (“Panda”), and The University of Tennessee Research Foundation (“UT”) that it had submitted ANDA No. 90-898 with the FDA seeking approval for a generic version of Clobex® (a clobetasol propionate spray, .05%) prior to expiration of U.S. Patent Nos. 5,972,920 (“the ‘920 patent”) and 5,990,100 (“the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
‘100 patent”). The Paddock ANDA contains a Paragraph IV certification by Paddock that the claims of the ‘920 and ‘100 patents will not be infringed by Paddock’s proposed formulation and that the ‘920 and ‘100 patents are invalid and/or unenforceable. On January 7, 2009, Galderma, Galderma S.A., and Dermalogix (collectively, “Plaintiffs”) filed a complaint against Paddock for the infringement of the ‘920 patent — Civil Case No. 4-09CV-002-Y pending in the United States District Court for the Northern District of Texas, Fort Worth Division. Plaintiff’s complaint alleges that Paddock’s filing of ANDA No. 90-898 is an act of infringement of the ‘920 patent under 35 U.S.C. § 271(e)(2). On January 29, 2009, Paddock filed an answer and counterclaims against not only Plaintiffs, but also Panda, UT, and Dow for a declaratory judgment of non-infringement, invalidity and unenforceability of the ‘920 patent and of the ‘100 patent. The ‘920 patent is owned by Dermalogix. The ‘100 patent is owned by Panda and The University of Tennessee Research Corporation (now known as The University of Tennessee Research Foundation, which we have abbreviated “UT”). Dow is a party to licenses involving the ‘920 patent and the ‘100 patent. On April 6, 2009, Paddock voluntarily dismissed its counterclaims involving the ‘100 patent, resulting in the dismissal of Panda and UT from the lawsuit. On April 23, 2009, Dow filed a Motion to Dismiss as we believe that Dow is improperly joined to the case. At the same time, Dow also filed a Motion to Stay Discovery to place any Dow discovery obligations on hold. Paddock will have an opportunity to respond to these motions.
     Plaintiffs filed this suit within forty-five days of Paddock’s Paragraph IV certification. As a result, The Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) provides an automatic stay on the FDA’s final approval of Paddock’s ANDA for thirty months, which will expire in May 2011.
     Tolmar Matter: By way of letter dated January 19, 2009, Tolmar, Inc. (“Tolmar”) notified Galderma Laboratories, L.P. and us that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for the commercial manufacture, use and sale of its Metronidazole Topical Gel, 1% (the “Tolmar Product”) prior to the expiration of U.S. Patent Nos. 6,881,726 (“the ‘726 patent”) and 7,348,317 (“the ‘317 patent). The ‘726 and ‘317 patents are owned by Dow. The ANDA contains a Paragraph IV certification that the claims of the ‘726 and ‘317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product.
     On March 3, 2009, Galderma Laboratories, L.P., Galderma S.A., and Dow filed a complaint against Tolmar for the patent infringement of the ‘726 and ‘317 patents, pending in the United States District Court for the Northern District of Texas, Dallas Division. On April 20, 2009, Tolmar filed and answer and counterclaims that included declaratory judgment actions for non-infringement and invalidity. No trial date has been set.
     This lawsuit was filed within forty-five days of Tolmar’s Paragraph IV certification. As a result, The Hatch-Waxman Act provides an automatic stay on the FDA’s final approval of Tolmar’s ANDA for thirty months, which will expire in July 2011.
     There can be no assurance that defending against any of the above claims or any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operation or liquidity.
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
13. Business Segments
     Our products are sold through three segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. The Specialty Pharmaceuticals segment revenues include product revenues primarily from the U.S., Canada, Australia and New Zealand and divested businesses located in Argentina, Uruguay and Asia. The Branded Generics — Europe segment revenues include product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment revenues include product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough and revenues associated with the Collaboration Agreement with GSK. We also generate alliance revenue and service revenue from the development of dermatological products resulting from the acquisition of Dow.
     The following table sets forth the amounts of our segment revenues and operating income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Revenues
Specialty pharmaceuticals product sales	$86,313	$80,014
Specialty pharmaceuticals services and alliance revenue (1)	11,905	—
Branded generics — Europe product sales	35,338	37,953
Branded generics — Latin America product sales	31,182	21,243
Alliances (ribavirin royalties)	13,185	12,773

Consolidated revenues	$177,923	$151,983

Operating Income (Loss)
Specialty pharmaceuticals	$28,250	$(3,688)
Branded generics — Europe	8,864	12,741
Branded generics — Latin America	12,208	(2,375)

	49,322	6,678
Alliances	13,185	12,773
Corporate (2)	(18,562)	(15,285)

Subtotal	43,945	4,166
Restructuring, asset impairments and dispositions	(1,211)	13,190

Consolidated segment operating income	42,734	17,356
Interest income	1,835	4,724
Interest expense	(8,013)	(13,384)
Gain on early extinguishment of debt	4,599	—
Other, net	1,212	(1,531)

Income from continuing operations before income taxes	$42,367	$7,165

(1)	Specialty pharmaceuticals services and alliance revenue consists of $6.7 million of service revenue from Dow, $1.9 million of royalties earned from patent protected formulations developed by Dow and $3.3 million from the GSK Collaboration Agreement.

(2)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth our total assets by segment as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Total Assets
Specialty pharmaceuticals	$613,279	$692,734
Branded generics — Europe	175,177	219,234
Branded generics — Latin America	107,235	103,573
Alliances	12,875	16,436
Corporate	160,320	153,955

Total	$1,068,886	$1,185,932

     During the three months ended March 31, 2009 and 2008, two customers each accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates and to Cardinal Health in the United States, Canada and Mexico are detailed in the following table:

	Three Months
	Ended March 31,
	2009	2008
Sales:
McKesson	$33,259	$29,828
Cardinal	21,246	18,142
Percentage of total product sales:
McKesson	22%	21%
Cardinal	14%	13%
14. Alliance Revenue
     We report the royalties received from the sale of ribavirin by Schering-Plough separately from our pharmaceuticals product sales revenue. Beginning in January 2009, we earn royalty income from patent protected formulations developed by Dow and licensed to third parties. The following table provides the details of our alliance revenue in the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Ribavirin royalty	$13,185	$12,773
Dermatology royalties	1,849	—
GSK Collaboration	3,318	—

Total alliance revenue	$18,352	$12,773

15. Related Parties
     Mr. Robert A. Ingram has been the Vice Chairman Pharmaceuticals of GSK. Mr. Ingram has been elected to the board of directors of Valeant since 2003. In 2008, Mr. Ingram became the board’s lead director. Mr. Stephan F. Stefano has been Senior Vice President of GSK’s Payor Markets Division since January 2001. Effective March 25, 2009, Mr. Stefano was elected by the board of directors of Valeant to fill an open board position in the class expiring in 2010. See Note 3 for further discussion of the Collaboration Agreement with GSK.
     Mr. Anders Lönner has been the Group President and Chief Executive Officer of Meda since 1999, and serves on Meda’s board of directors. Effective January 7, 2009, Mr. Lönner was elected by the board of directors of Valeant to fill an open board position in the class expiring in 2011. See Note 4 for further discussion of transactions between Meda and Valeant.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
16. Subsequent Events
     In April 2009, we acquired Emo-Farm sp. z o.o., a privately held Polish company for approximately $28 million. In April 2009, we also acquired certain branded OTC skin care product rights in Australia and New Zealand for $6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this quarterly report.
Company Overview
Introduction
     We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and OTC products are marketed under brand names or as OTC products and are sold in the United States, Canada, Australia, and New Zealand, where we focus most of our efforts on the dermatology and neurology therapeutic classes. We also have branded generic operations in Europe and Latin America which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.
     Our products are sold through three segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. The Specialty Pharmaceuticals segment generates product revenues primarily from the United States, Canada, Australia and New Zealand. The Branded Generics — Europe segment generates product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment generates product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil.
     Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and revenues associated with the Collaboration Agreement with GSK (as defined below). We also generate alliance revenue and service revenue from the development of dermatological products resulting from the acquisition of Dow Pharmaceutical Sciences, Inc. (“Dow”).
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
     We have built our current business infrastructure by executing our multi-faceted strategy: 1) focus the business on core geographies and therapeutic classes; 2) maximize pipeline assets through strategic partnerships with other pharmaceutical companies; and 3) deploy cash with an appropriate mix of debt purchases, share buybacks and selective acquisitions. We believe our multi-faceted strategy will allow us to expand our product offerings and upgrade our product portfolio with higher growth and higher margin assets.
     Our leveraged R&D model is a key element to our business strategy. It allows us to progress development programs to drive future commercial growth, while minimizing the R&D expense in our income statement. This is achieved in 4 ways: (1) we structure partnerships and collaborations so that our partner funds development work, e.g. GSK collaboration on retigabine, (2) we bring products already developed for other markets to our territories, e.g. joint ventures with Meda in Canada, Mexico and Australia, (3) we acquire dossiers and registrations for branded generic products, which require limited and low risk formulation and development activities, and (4) we have a dermatology service business that works with external customers as well as progressing our internal development programs. This service business model brings invaluable scientific experience and allows higher utilization and infrastructure cost absorption.
     Prior to the start of the 2008 Strategic Plan, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and, as a result, divested or discontinued certain non-strategic products and regional operations. In January 2008, we sold our rights in Infergen to Three Rivers Pharmaceuticals, LLC. In March 2008, we sold certain assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included sale of certain product rights in Japan. In June 2008, we sold our subsidiaries in Argentina and Uruguay. In September 2008, we sold our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA

business”) to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”).
     The results of operations for the three months ended March 31, 2008 have been adjusted in this quarterly report to exclude the results of operations for Infergen and the WEEMEA business, whose results are presented as discontinued operations.
     In October 2008, we closed the worldwide License and Collaboration Agreement (“the Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc, (“GSK”), to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures.
     In October 2008, we acquired Coria Laboratories Ltd. (“Coria”), a privately-held specialty pharmaceutical company focused on dermatology products in the United States. In November 2008, we acquired DermaTech Pty Ltd (“DermaTech”), an Australian specialty pharmaceutical company focused on dermatology products marketed in Australia. In December 2008, we acquired Dow, a privately-held dermatology company that specializes in the development of topical products on a proprietary basis, as well as for pharmaceutical and biotechnology companies.
Pharmaceutical Products
     Product sales from our pharmaceutical segments accounted for 86% of our total revenues from continuing operations for the three months ended March 31, 2009, compared with 92% for the three months ended March 31, 2008. Product sales increased by $13.6 million, or 10%, for the three months ended March 31, 2009, compared with the three months ended March 31, 2008. The 10% increase in pharmaceutical product sales for the three months ended March 31, 2009 was due to a 28% increase in volume and a 3% increase in price offset by a 21% reduction due to currency fluctuations.
     We have experienced generic challenges and other competition to our products, as well as price and currency challenges, and expect these challenges to continue in 2009 and beyond.
Alliance Revenue
     Our royalties have historically been derived from sales of ribavirin, a nucleoside analog that we discovered. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. We also licensed ribavirin to Roche in 2003. Roche discontinued royalty payments to us in June 2007.
     Ribavirin royalties were $13.2 million and $12.8 million for the three months ended March 31, 2009 and 2008, respectively. We expect ribavirin royalties to decline in 2009 as royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.
     Beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $1.9 million for the three months ended March 31, 2009.
     Beginning in January 2009, we also receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. These services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs. This service revenue was $6.7 million for the three months ended March 31, 2009.
Research and Development
     We are developing product candidates, including two clinical stage programs, retigabine and taribavirin, which target large market opportunities. Retigabine is being developed in partnership with GSK as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Taribavirin is a pro-drug of ribavirin for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon. We are looking for potential partnering opportunities for taribavirin.
Collaboration Agreement
     In October 2008, we closed the Collaboration Agreement with GSK to develop and commercialize retigabine and its back up compounds and received $125.0 million in upfront fees from GSK upon the closing.
     We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. To the extent that our expected development and pre-commercialization expenses under the Collaboration Agreement are less than $100.0 million, the difference will be recognized as alliance revenue over the period prior to launch of a retigabine product (the “Pre-Launch Period”). We will recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by mid to late 2010.
     GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the United States Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect. During the three months ended March 31, 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $13.4 million as outlined in the table below. We recorded a credit of $1.4 million against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

Three Months
Ended
March 31,
2009
Valeant research and development costs	$7,947
Valeant selling, general and administrative	149

8,096

GSK expenses	5,303

Total spending for Collaboration Agreement	$13,399

Equalization (difference between individual partner costs and 50% of total)	$1,397

     The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and the remaining upfront payment for the Collaboration Agreement during the following period:

	Three Months Ended March 31, 2009
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development
Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in prior quarter	(10,909)	—	—	—
Incurred cost in current quarter	—	—	149	7,947
Incurred cost offset	(6,699)	—	(387)	(6,312)
Recognize alliance revenue	(3,318)	(3,318)	—	—

Release from upfront payment	(10,017)	—	—	—

Remaining upfront payment from GSK	$104,074	—	—	—

Equalization receivable from GSK	1,397	—	238	(1,635)

Total equalization receivable from GSK	$1,397	—	—	—

Total expense and revenue		$(3,318)	$—	$—

Accrued liabilities	$40,481
Other liabilities	40,698
Deferred revenue short-term	13,624
Deferred revenue long-term	9,271

Remaining upfront payment from GSK	$104,074

     Total combined expenses by us and GSK for the Collaboration Agreement to date through March 31, 2009 were $26.5 million.
Results of Operations
     In connection with the 2008 Strategic Plan and resulting acquisitions and dispositions in 2008, we realigned our organization in the fourth quarter of 2008 to improve our execution and align our resources and product development efforts in the markets in which we operate. We have realigned segment financial data for the three months ended March 31, 2008 to reflect these changes in our organizational structure.
     Our products are sold through three operating segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. The Specialty Pharmaceuticals segment includes product revenues primarily from the United States, Canada, Australia and divested businesses located in Argentina, Uruguay and Asia. The Branded Generics — Europe segment includes product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment includes product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with the consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see Note 13 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

     The following table compares revenues by reportable segments and operating expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Revenues
Specialty pharmaceuticals product sales	$86,313	$80,014
Specialty pharmaceuticals services and alliance revenue	11,905	—
Branded generics — Europe	35,338	37,953
Branded generics — Latin America	31,182	21,243
Alliances (ribavirin royalties)	13,185	12,773

Consolidated revenues	177,923	151,983

Costs and expenses
Cost of goods sold (excluding amortization)	39,697	35,755
Cost of services	4,326	—
Selling, general and administrative	64,216	69,439
Research and development costs, net	8,735	29,294
Restructuring, asset impairments and dispositions	1,211	(13,190)
Amortization expense	17,004	13,329

Income from operations	$42,734	$17,356

Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Product Sales Revenues: In the Specialty Pharmaceuticals segment, revenues for the three months ended March 31, 2009 were $86.3 million, compared with $80.0 million for the corresponding period in 2008, representing an increase of $6.3 million (8%). The increase in product sales was primarily driven by growth in existing products and $11.4 million in revenue from products acquired in late 2008. This increase was partly offset by an $8.1 million reduction in sales of Efudex as a result of generic competition, a reduction of $3.5 million due to the sale of business operations in Argentina, Uruguay and Asia and $5.2 million from the depreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar.
     In the Branded Generics — Europe segment, revenues for the three months ended March 31, 2009 were $35.3 million compared with $38.0 million for the corresponding period in 2008, a decrease of $2.7 million (7%). The depreciation of foreign currencies, particularly the Polish Zloty, relative to the U.S. Dollar resulted in a $13.9 million decrease in product sales revenue. This reduction was partly offset by growth in existing products and increased revenue from a distribution contract.
     In the Branded Generics — Latin America segment, revenues for the three months ended March 31, 2009 were $31.2 million compared with $21.2 million for the corresponding period in 2008, an increase of $10.0 million (47%). The increase in product sales is across all products primarily from the improvement of trading relationships with the major wholesalers in Mexico that has impacted product sales for the previous two years. This increase was partly offset by $10.1 million due to the depreciation of foreign currencies, particularly the Mexican Peso, relative to the U.S. Dollar.
     Alliance Revenue: Alliance revenue for the three months ended March 31, 2009 and 2008 was $18.4 million and $12.8 million, respectively. Alliance revenue in the three months ended March 31, 2008 consisted exclusively of ribavirin royalty revenue. Ribavirin royalty revenue was $13.2 million for the three months ended March 31, 2009.
     We expect ribavirin royalties to decline in 2009 as royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.
     Beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $1.9 million for the three months ended March 31, 2009.

     Beginning in January 2009, we also receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. The services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling, and regulatory affairs. This service revenue was $6.7 million for the three months ended March 31, 2009.
     We also earned $3.3 million under the GSK Collaboration Agreement for the three months ended March 31, 2009.
     Services and alliance revenue in the Specialty Pharmaceuticals segment of $11.9 million includes $1.9 million of dermatology revenue, the $6.7 million of service revenue and $3.3 million earned under the GSK Collaboration Agreement.
     Gross Profit Margin: Gross profit margin on product sales, net of pharmaceutical product amortization, was 63% for the three months ended March 31, 2009, compared with 65% for the corresponding period in 2008. Total amortization expense was $17.0 million and $13.3 million for the three months ended March 31, 2009 and 2008, respectively, the increase being driven primarily by products acquired within the Specialty Pharmaceuticals segment in the U.S. in late 2008. The gross profit margin improvement in the Branded Generics — Latin America segment was primarily due to the negative impact of inventory reserve provisions in the three months ended March 31, 2008. The decline in the gross profit margin in the Branded Generics — Europe segment is primarily due to mix of products and low margin revenue from a distribution contract.
     Gross profit margin on product sales (excluding pharmaceutical product amortization) was 74% for the three months ended March 31, 2009 and also for the three months ended March 31, 2008.

	Three Months Ended
	March 31,		Increase	Percent
	2009	2008	(Decrease)	Change
Gross Profit (excluding amortization)
Specialty pharmaceuticals	$70,949	$66,515	$4,434	7%
% of product sales	82%	83%
Branded generics — Europe	18,921	24,791	(5,870)	(24)%
% of product sales	54%	65%
Branded generics — Latin America	23,285	12,215	11,070	91%
% of product sales	75%	58%
Corporate	(19)	(66)	47	—
% of product sales	—	—	—

Consolidated gross profit	$113,136	$103,455	$9,681	9%

% of product sales	74%	74%

Amortization
Specialty pharmaceuticals	$15,991	$12,065	$3,926	33%
Branded generics — Europe	234	278	(44)	(16)%
Branded generics — Latin America	779	986	(207)	(21)%

Total amortization	$17,004	$13,329	$3,675	28%

Gross Profit (including amortization)
Specialty pharmaceuticals	$54,958	$54,450	$508	1%
% of product sales	64%	68%
Branded generics — Europe	18,687	24,513	(5,826)	(24)%
% of product sales	53%	65%
Branded generics — Latin America	22,506	11,229	11,277	100%
% of product sales	72%	53%
Corporate	(19)	(66)	47	—
% of product sales	—	—	—

Consolidated gross profit	$96,132	$90,126	$6,006	7%

% of product sales	63%	65%
     Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses were $64.2 million and $69.4 million for the three months ended March 31, 2009 and 2008, respectively, reflecting a decrease of $5.2 million (8%). As a percentage of product sales, SG&A expenses were 42% and 50% in the three months ended March 31, 2009 and 2008, respectively. The decrease in SG&A expenses for the three months ended March 31, 2009 primarily reflects savings from our restructuring initiatives partially offset by increased costs attributable to the acquisition of Dow and Coria. SG&A expenses included the recognition of an other-than-temporary impairment of $1.5 million and a loss on sale of $0.2 million in an investment in a publicly traded investment fund and $1.6 million of transfer taxes on an intercompany return of capital. SG&A expenses had $8.5 million of favorable currency impact.
     Research and Development Costs: Research and development expenses were $8.7 million and $29.3 million for the three months ended March 31, 2009 and 2008, respectively, reflecting a decrease of $20.6 million (70%). The decrease in research and development expenses was largely related to the expenditures of $15.2 million for the retigabine clinical development program in the three month period ended March 31, 2008. Our research and development expenses for the retigabine clinical development program in the three month period ended March 31, 2009 were $7.9 million but were reduced to zero by the credit from GSK under the Collaboration Agreement. Research and development expenses also decreased $4.8 million from the effects of our restructuring actions. In addition, spending for other products in development, primarily Diastat Intranasal and taribavirin, decreased by $3.2 million. Research and development costs are expected to increase as certain dermatology compounds enter Phase III clinical trial activity.

     Restructuring, Asset Impairments and Dispositions: Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities, and other associated costs, including legal and professional fees. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets and the impairment of manufacturing facilities. For a further description of the accounting for impairment of long-lived assets under SFAS 144, see Note 1, Organization and Summary of Significant Accounting Policies, in our annual report on Form 10-K for the year ended December 31, 2008. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.
2008 Restructuring
     In October 2007, our board of directors initiated a strategic review of our business direction, geographic operations, product portfolio, growth opportunities and acquisition strategy. In March 2008, we completed this strategic review and announced a strategic plan designed to streamline our business, align our infrastructure to the scale of our operations, maximize our pipeline assets and deploy our cash assets to maximize shareholder value. The strategic plan included a restructuring program (the “2008 Restructuring”), which reduced our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe (Poland, Hungary, the Czech Republic and Slovakia) and Latin America (Mexico and Brazil). The 2008 Restructuring plan included actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets and other strategic alternatives.
     In December 2007, we signed an agreement with Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) to sell to Invida certain assets in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. We closed this transaction in March 2008. During the three months ended March 31, 2008, we received initial proceeds of $37.9 million and recorded a gain of $36.9 million in this transaction. During the nine months ended December 31, 2008, we recorded $2.4 million of net asset adjustments and additional closing costs resulting in a reduced gain of $34.5 million on the transaction. During the three months ended March 31, 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale.
     As of March 31, 2008, we classified our subsidiaries in Argentina and Uruguay as “held for sale” in accordance with SFAS 144. In the three months ended March 31, 2008, we recorded an impairment charge of $7.9 million related to this anticipated sale. We sold these subsidiaries in June 2008 and recorded a loss on the sale of $2.6 million, in addition to the $7.9 million impairment charge.
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
     The net restructuring, asset impairments and dispositions charge of $1.2 million in the three months ended March 31, 2009 included $0.9 million of severance charges for a total of 22 affected employees (414 employees cumulatively). The charge also included $0.3 million of contract termination costs and other cash costs.

     The following table summarizes the restructuring costs recorded in the three months ended March 31, 2009:
2008 Restructuring

Three Months
Ended
March 31,
2009
Severance costs (22 employees)	$928
Contract cancellation costs, legal and professional fees and other associated costs	255

Subtotal: cash charges	1,183
Non-cash charges	28

Restructurings, asset impairments and dispositions	$1,211

     The net restructuring, asset impairments and dispositions gain of $13.2 million in the three months ended March 31, 2008 included $6.2 million of severance charges for a total of 15 affected employees (18 employees cumulatively). The severance charges were primarily for our former chief executive officer and six other executives. The charge also included $4.8 million stock compensation charges for the accelerated vesting of the stock options and restricted stock units of our former chief executive officer. The charge included $4.9 million of professional services, contract cancellation and other costs. We also recorded an impairment charge of $7.9 million related to our planned sale of our subsidiaries in Argentina and Uruguay and a gain of $36.9 million on our transaction with Invida.
     The following table summarizes the restructuring costs and gains recorded in the three months ended March 31, 2008:
2008 Restructuring

Three Months
Ended
March 31,
2008
Severance costs (15 employees)	$6,215
Contract cancellation costs, legal and professional fees and other associated costs	4,886

Subtotal: cash charges	11,101
Stock compensation	4,778
Impairment of long-lived assets	7,853

Subtotal: restructuring expenses	23,732
Gain on Invida transaction	(36,922)

Restructurings, asset impairments and dispositions	$(13,190)

Reconciliation of Cash Restructuring Payments with Restructuring Accrual
     As of March 31, 2009, the restructuring accrual of $8.4 million includes $8.2 million related to the 2008 restructuring plan for severance costs, lease termination penalty costs, contract cancellation costs, legal and professional fees and other associated costs expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. The restructuring accrual also includes $0.2 million related to the 2006 restructuring plan for ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico which will be paid by June 2009. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:
     2008 and 2006 Restructuring: Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2008	$10,926
Charges to earnings	1,183
Cash paid	(3,705)

Restructuring accrual, March 31, 2009	$8,404

     Amortization: Amortization expense was $17.0 million and $13.3 million for the three months ended March 31, 2009 and 2008, respectively, an increase of $3.7 million (28%). Amortization increased by $4.3 million related to the intangible assets obtained in our acquisition of Dow, Coria and DermaTech, partially offset by the declining amortization of the rights to the ribavirin royalty intangible, which has been amortized using an accelerated method and was fully amortized as of September 30, 2008 and lower amortization from the divestiture of our operations in Asia, Uruguay and Argentina.
     Interest Expense and Income: Interest expense was $8.0 million and $13.4 million for the three months ended March 31, 2009 and 2008, respectively, and decreased $5.4 million (40%). The decrease was mostly due to the purchase of our $300.0 million 7.0% Senior Notes, which occurred in July 2008.
     Interest income was $1.8 million and $4.7 million for the three months ended March 31, 2009 and 2008, respectively, and decreased $2.9 million (61%). The decrease was due to lower cash balances resulting from our acquisitions, the purchase of our $300.0 million 7.0% Senior Notes, repurchases of our common stock, purchase of a portion of our 3.0% Notes, and lower average interest rates.
     On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires bifurcation of a component of the debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. FSP APB 14-1 is effective for our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and our 4.0% Convertible Subordinated Notes (the “4.0% Notes”) issued in 2003. FSP APB 14-1 requires retrospective application upon adoption to prior periods presented. Interest expense attributable to the adoption of FSP APB 14-1 was $3.5 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. See Note 8 for additional information regarding our implementation of FSP APB 14-1 included elsewhere in this quarterly report.
     Gain on Early Extinguishment of Debt: During the three months ended March 31, 2009, we purchased an aggregate of $65.7 million principal amount of the 3.0% Notes at a purchase price of $64.3 million. The carrying amount of the 3.0% Notes purchased was $61.6 million and the estimated fair value of the Notes exclusive of the conversion feature was $57.0 million. The difference between the carrying amount of $61.6 million and the estimated fair value of $57.0 million was recognized as a gain of $4.6 million upon early extinguishment of debt. The difference between the estimated fair value of $57.0 million and the purchase price of $64.3 million was $7.3 million and was charged to additional capital. Upon adoption of FSP APB 14-1, $13.3 million of the purchase price was attributable to accreted interest on the debt discount and is presented in the statement of cash flows for the three months ended March 31, 2009 as payments of accreted interest on long-term debt and notes payable in cash flow from operating activities in continuing operations.
     Other Income (Expense), Net, Including Translation and Exchange: Other income (expense), net, including translation and exchange was income of $1.2 million and expense of $1.5 million for the three months ended March 31, 2009 and 2008, respectively. The increase in income resulted primarily from the weakening of the Polish Zloty against the U.S. Dollar denominated cash and receivables balances.
     Income Taxes: The income tax provisions in the three months ended March 31, 2009 and 2008 relate to the profits of our foreign operations, foreign withholding taxes, the income tax effects on interest paid on our integrated debt, penalties and interest associated with U.S. liabilities and state and local taxes in the United States. We continue to provide residual U.S. tax on the unremitted earnings of our foreign subsidiaries including applicable withholding taxes due upon repatriation. At this time, there is insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax and research and development credits.
     Because of our losses in prior periods, we are required to maintain a valuation allowance offsetting our net U.S. deferred tax assets of approximately $109.5 million. See “Note 9 — Income Taxes” for a discussion of this valuation allowance.
     The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. Because evidence such as our historical operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our historical losses during this three-year period represent sufficient negative evidence regarding the need for a full valuation allowance under SFAS 109. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income.
     It is reasonably possible that if we continue to generate taxable profits in the US over the near term that management may evaluate that it is more likely than not that the deferred tax assets will be realized.

     The exact timing of the valuation allowance release is subject to change based on the level of profitability that we are able to achieve and our visibility into future period results. Any release of valuation allowance will be recorded as a tax benefit increasing net income or an adjustment to paid-in capital. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income.
     Income from Discontinued Operations, Net: The results from discontinued operations were $0.4 million and $3.3 million of income for the three months ended March 31, 2009 and 2008, respectively, and relate primarily to the WEEMEA business and our Infergen operations.
Liquidity and Capital Resources
     Cash and cash equivalents and marketable securities totaled $145.8 million at March 31, 2009 compared with $218.8 million at December 31, 2008. The decrease of $73.0 million resulted in part from $64.3 million paid to purchase a portion of the 3.0% Notes. Upon adoption of FSP APB 14-1, $13.3 million of the $64.3 million was attributable to accreted interest on the debt discount. The $13.3 million has been reflected as payments of accreted interest on long-term debt and notes payable in cash flow from operating activities in continuing operations. The remaining $51.0 million has been reflected as payments on long-term debt and notes payable in cash flows from financing activities in continuing operations. In addition to the $64.3 million paid to purchase a portion of the 3.0% Notes, the decrease of $73.0 million related to $29.7 million paid for liabilities for the acquisition of Dow, $15.1 million related to the effect of exchange rate changes, $13.3 million paid for liabilities related to the sale of the WEEMEA business and $7.1 million of capital expenditures. The decrease of $73.0 million was offset in part by $51.1 million of cash from operations, and proceeds from stock option exercises of $7.0 million. Working capital was $133.1 million at March 31, 2009 compared with $177.8 million at December 31, 2008. The decrease in working capital of $44.7 million primarily resulted from the decrease in cash and cash equivalents and marketable securities and a decrease in accounts receivable, offset by a decrease in trade payables and accrued liabilities and an increase in income taxes receivable.
     Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2009. During the three months ended March 31, 2009, cash provided by operating activities in continuing operations totaled $37.8 million, compared with $50.4 million for the corresponding period in 2008. The cash provided by operating activities in continuing operations was primarily a result of net income and a decrease in accounts receivable, offset in part by payments of accreted interest on long-term debt and notes payable. The cash provided by operating activities in continuing operations for 2008 was a result of the reduction in accounts receivable and the increase in trade payables and accrued liabilities.
     Cash used in investing activities in continuing operations was $26.3 million for the three months ended March 31, 2009, compared with cash provided by investing activities in continuing operations of $67.0 million in 2008. In 2009, cash used in investing activities in continuing operations consisted primarily of the acquisition of businesses and product rights of $32.2 million, capital expenditures of $7.1 million, offset in part by proceeds from investments of $13.5 million. Cash used in investing activities in discontinued operations in 2009 of $10.3 million consisted primarily of $13.3 million paid for liabilities related to the sale of the WEEMEA business, offset by $2.8 million received from Meda for proceeds from a legal settlement. In 2008, cash provided by investing activities in continuing operations consisted primarily of proceeds of $37.9 million received from the Invida transaction and $34.5 million of net proceeds from investments offset by capital expenditures of $3.6 million. Cash provided by investing activities in discontinued operations in 2008 of $69.5 million consisted primarily of $70.8 million of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals.
     Cash used in financing activities in continuing operations was $43.7 million for the three months ended March 31, 2009, compared with $0.3 million in 2008 and primarily consisted of the purchase of long-term debt of $51.0 million, offset in part by proceeds from stock option exercises of $7.0 million.
     If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $40.0 million of the upfront fee through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect.
     We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through March 31, 2010, and to provide cash needed to fund capital expenditures and our clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. There can be no assurance we would be able to secure such financing on acceptable terms, if at all, especially in light of current economic and market conditions. We fund our operating cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances, cash flow from operations, and cash provided by investing activities.

     We did not pay dividends for either the three months ended March 31, 2009 or the twelve months ended December 31, 2008.
Off-Balance Sheet Arrangements
     We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our annual report on Form 10-K for the year ended December 31, 2008. Our 3.0% and 4.0% Convertible Subordinated Notes include conversion features that are considered off-balance sheet arrangements under SEC requirements.
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
     On May, 13, 2008, we announced clinical data results for RESTORE 2. RESTORE 2 evaluated the 600 and 900 mg daily doses of retigabine versus placebo in patients taking stable doses of one to three additional AEDs. Retigabine at both the 600 mg and 900 mg doses demonstrated highly statistically significant results on the primary efficacy endpoints important for regulatory review by both the FDA and the EMEA.
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
     During RESTORE 2, 14.4% and 25.8% of patients in the retigabine 600 mg and 900 mg arms, respectively, and 7.8% of patients in the placebo arm withdrew due to adverse events. As expected, the most common side effects associated with retigabine in RESTORE 2 included dizziness, somnolence, and fatigue and were generally seen at much lower rates than at a 1200 mg dose in the RESTORE 1 trial. Results of the study were presented at the 62nd American Epilepsy Society annual meeting in Seattle, Washington in December 2008.

     In March 2007, we initiated development of a modified release formulation of retigabine. In addition, in November 2007, we began enrolling patients into a randomized, double-blind, placebo-controlled Phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. We completed enrollment at the end of 2008.
     As discussed in more detail in the subsection “Collaboration Agreement” above, in October 2008, we closed the worldwide Collaboration Agreement with GSK to develop and commercialize retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.
     External research and development expenses for retigabine were $6.1 million ($7.9 million total research and development expenses) prior to the credit from the GSK Collaboration Agreement for the three months ended March 31, 2009 and $15.2 million for the three months ended March 31, 2008.
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
     The Phase IIb study is a U.S. multi-center, randomized, parallel, open-label study in 278 treatment naïve, genotype 1 patients evaluating taribavirin at 20 mg/kg, 25 mg/kg, and 30 mg/kg per day in combination with pegylated interferon alfa-2b. The control group is being administered weight-based dosed ribavirin (800/1,000/1,200/1,400 mg daily) and pegylated interferon alfa-2b. Overall treatment duration is 48 weeks with a post-treatment follow-up period of 24 weeks. The primary endpoints for this study are viral load reduction at treatment week 12 and anemia rates throughout the study.
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

     We presented treatment week 24 results from our Phase IIb study evaluating weight-based dosing with taribavirin versus weight-based ribavirin (both in combination with pegylated interferon alfa-2b in naïve, chronic hepatitis C, genotype 1 patients) at the 59th annual American Association for the Study of Liver Disease, San Francisco, California in November 2008 and on November 24, 2008, we published the 48-week end of treatment results in a press release. We presented results from the week-60 analysis for the Phase IIb dose-finding clinical trial on April 23, 2009 at the European Association for the Study of Liver (EASL) 44th Annual Meeting in Copenhagen, Denmark. The treatment 24-week and end of treatment 48-week results and the week 60 follow up results continue to demonstrate a consistent and similar viral response rate for both taribavirin and ribavirin at all doses studied, while the beneficial effect of taribavirin on anemia has been maintained throughout the duration of therapy.
     We are actively seeking potential partners for the taribavirin program. External research and development expenses for taribavirin were $0.8 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.
     Dermatology Products
     A number of late stage dermatology product candidates in development were acquired as part of the acquisition of Dow in December 2008. These include, but are not limited to:
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
Foreign Operations
     Approximately 57% and 61% of our revenues from continuing operations, which includes royalties, for the three months ended March 31, 2009 and 2008, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.
Critical Accounting Estimates
          The consolidated condensed financial statements appearing elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, alliance revenue and expense offsets recognized under the GSK Collaboration Agreement, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates.

Other Financial Information
     With respect to the unaudited consolidated condensed financial information of Valeant Pharmaceuticals International for the three months ended March 31, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 7, 2009, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
•	Adverse U.S and international economic and market conditions may adversely affect our product sales and business.

•	Due to the large portion of our business conducted outside the United States, we have significant foreign currency risk.

•	If retigabine, taribavirin and other product candidates in development do not become approved and commercially successful products, our ability to generate future growth in revenue and earnings will be adversely affected.

•	We may be unable to identify, acquire and integrate acquisition targets successfully.

•	Even in well designed clinical trials, the potential of a drug to cause serious or widespread personal injury may not be apparent. In addition, the existence of a correlation between use of a drug and serious or widespread personal injury may not be apparent until it has been in widespread use for some period of time. Particularly when a drug is used to treat a disease or condition which is complex and the patients are taking multiple medications, such correlations may indicate, but do not necessarily indicate, that the drug has caused the injury; nevertheless we may decide to, or regulatory authorities may require that we, withdraw the drug from the market and/or we may incur significant costs, including the potential of paying substantial damages. Withdrawals of products from the market and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases, would materially affect our business and results of operations.

•	Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products.

•	Identifying a material weakness in our internal control over financial reporting in future periods could adversely affect our stock price and our ability to prepare complete and accurate financial statements in a timely manner.

•	The results from the interim analyses of our Phase IIb study for taribavirin may not be predictive of the final results of the 72-week Phase IIb study or of any subsequent clinical trial necessary for approval of taribavirin.

•	We are involved in several legal proceedings, including the current SEC investigation and those other proceedings described in Note 12, Commitments and Contingencies, of the notes to consolidated condensed financial statements included elsewhere in this quarterly report, any of which could result in substantial cost and divert management’s attention and resources.

•	Third parties may be able to sell generic forms of our products or block the sales of our products if our intellectual property rights or data exclusivity rights do not sufficiently protect us; patent rights of third parties may also be asserted against us.

•	Some of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could adversely affect our results of operations and financial condition.

•	We are subject to uncertainty related to health care reform measures and reimbursement policies.

•	The matters relating to the Special Committee’s review of our historical stock option granting practices and our prior restatement of our consolidated financial statements have resulted in increased litigation and regulatory proceedings against us and could have a material adverse effect on us.

•	Our business could be seriously harmed if competitors develop more effective or less costly drugs for our target indications.

•	Obtaining necessary government approvals is time consuming and not assured. Uncertainties and delays inherent in the process can preclude or delay development and commercialization of our products.

•	If we or our third-party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the manufacture of our products could be interrupted.

•	Many of our key processes, opportunities and expenses are a function of existing national and/or local government regulation. Significant changes in regulations could have a material adverse impact on our business.

•	Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

•	If the counterparties to our convertible notes hedge and warrant transactions do not fulfill their obligations, if and when they occur, such a failure could have a material adverse effect on our financial position and results of operations, and result in stockholder dilution.

•	Existing and future audits by, or other disputes with, taxing authorities may not be resolved in our favor.

•	Our stockholder rights plan and anti-takeover provisions of our charter documents could provide our board of directors with the ability to delay or prevent a change in control of us.

•	We are subject to a consent order with the Securities and Exchange Commission, which permanently enjoins us from violating securities laws and regulations. The consent order also precludes protection for forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements we made prior to November 28, 2005. The existence of the permanent injunction under the consent order, and the lack of protection under the safe harbor with respect to forward-looking statements made prior to November 28, 2005 may limit our ability to defend against future allegations.

•	We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business.

•	Our restructuring plans are intended to improve operational efficiencies and our competitiveness. If we are unable to realize the benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

•	All drugs have potential harmful side effects and can expose drug manufacturers and distributors to liability. In the event one or more of our products is found to have harmed an individual or individuals, we may be responsible for paying all or substantially all damages awarded. A successful product liability claim against us could have a material negative impact on our financial position and results of operations.

•	Our stockholder rights plan, provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could provide our Board of Directors with the ability to deter hostile takeovers or delay, deter or prevent a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

•	We are authorized to issue, without stockholder approval, approximately 10,000,000 shares of preferred stock, 200,000,000 shares of common stock and securities convertible into either shares of common stock or preferred stock. If we issue additional equity securities, the price of our securities may be materially and adversely affected. The Board of Directors can also use issuances of preferred or common stock to deter a hostile takeover or change in control of our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso and the Canadian Dollar. During 2009, we entered into various forward foreign currency contracts to: a) reduce our exposure to forecasted 2009 Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, and c) utilize fair value hedges to reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations. In the aggregate, an unrealized gain of $0.2 million was recorded in the financial statements at March 31, 2009. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At March 31, 2009, the fair value of our derivatives was:

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value
Undesignated hedges	$3,935	$10	$10
Net investment derivative contracts	20,000	(121)	(121)
Cash flow derivative contracts	2,231	211	211
     We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2009 pretax earnings. In addition, we had $381.6 million of fixed rate debt as of March 31, 2009 that required U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiaries located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.
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
          As of March 31, 2009, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
          There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 12, Commitments and Contingencies, of the notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.
Item 1A. Risk Factors
     There has been no material change in our risk factors as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in response to Item 1A. to Part I of such Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding common stock or convertible subordinated notes in a 24-month period ending October 2010, unless earlier terminated or completed. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, and in amounts as we see appropriate. The number of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. During the three months ended March 31, 2009, we purchased $65.7 million aggregate principal amount of our 3.0% Convertible Subordinated Notes due 2010 for $64.3 million in cash.
Item 6. Exhibits

Exhibit
3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 03995078), which is incorporated herein by reference.

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.

3.3	Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994 (No. 94558814), which is incorporated herein by reference.

4.2	Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.

4.3	Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.

10.2†	Employment letter agreement, dated March 10, 2009, between the Registrant and Bhaskar Chaudhuri.

10.3†	Description of Registrant’s annual incentive plan for fiscal year 2009, previously described in Item 5.02 of Registrant’s Current Report on Form 8-K, dated March 10, 2009, which is incorporated herein by reference.

Exhibit
15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International Registrant
/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: May 7, 2009

/s/ Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 7, 2009

EXHIBIT INDEX

Exhibit
3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003(No. 03995078), which is incorporated herein by reference. [Note: Item 10(d) of Regulation S-K provides that no document on file with the SEC for more than 5 years may be incorporated by reference except (1) documents contained in registration statements or (2) documents that are identified by SEC file number reference.]

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.

3.3	Certificate of Correction to Restated Certificate of Incorporation, dated April 3, 2006, previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2008, which is incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, dated November 10, 1994 (No. 94558814), which is incorporated herein by reference.

4.2	Amended Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2004, which is incorporated herein by reference.

4.3	Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.

10.2†	Employment letter agreement, dated March 10, 2009, between the Registrant and Bhaskar Chaudhuri.

10.3†	Description of Registrant’s annual incentive plan for fiscal year 2009, previously described in Item 5.02 of Registrant’s Current Report on Form 8-K, dated March 10, 2009, which is incorporated herein by reference.

15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.