Form 10-Q
period 2009-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2009-08-05
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 31, 2009 was 81,229,290.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008 (unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except par value data)
ASSETS
Current Assets:
Cash and cash equivalents	$345,620	$199,582
Marketable securities	107,359	19,193
Accounts receivable, net	145,622	144,509
Inventories, net	85,159	72,972
Prepaid expenses and other current assets	14,178	17,605
Current deferred tax assets, net	19,029	16,179
Income taxes	3,638	—

Total current assets	720,605	470,040
Property, plant and equipment, net	95,435	90,228
Deferred tax assets, net	2,151	14,850
Goodwill	108,585	114,634
Intangible assets, net	452,015	467,795
Other assets	16,488	28,385

Total non-current assets	674,674	715,892

	$1,395,279	$1,185,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$31,608	$41,638
Accrued liabilities	198,734	231,450
Notes payable and current portion of long-term debt	766	666
Deferred revenue	11,599	15,415
Income taxes payable	8,354	2,497
Current deferred tax liabilities, net	—	2,446
Current liabilities for uncertain tax positions	—	478

Total current liabilities	251,061	294,590
Long-term debt, less current portion	649,447	398,136
Deferred revenue	10,389	11,841
Deferred tax liabilities, net	14,430	812
Liabilities for uncertain tax positions	13,652	53,425
Other liabilities	139,287	175,380

Total non-current liabilities	827,205	639,594

Total liabilities	1,078,266	934,184

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 82,332 (June 30, 2009) and 81,753 (December 31, 2008) shares outstanding (after deducting shares in treasury of 19,787 as of June 30, 2009 and 18,688 as of December 31, 2008)	824	818
Additional capital	1,143,037	1,138,575
Accumulated deficit	(841,729)	(905,784)
Accumulated other comprehensive income	14,862	18,122

Total Valeant stockholders’ equity	316,994	251,732
Noncontrolling interest	19	17

Total stockholders’ equity	317,013	251,748

	$1,395,279	$1,185,932

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited, in thousands, except per share data)
Revenues:
Product sales	$166,865	$138,751	$319,698	$277,961
Service revenue	5,606	—	12,344	—
Alliances (including ribavirin royalties)	19,227	14,805	37,579	27,578

Total revenues	191,698	153,556	369,621	305,539

Costs and expenses:
Cost of goods sold (excluding amortization)	42,750	47,874	82,447	83,629
Cost of services	5,337	—	9,663	—
Selling, general and administrative	62,535	70,772	126,751	140,211
Research and development costs, net	9,145	22,567	17,880	51,861
Special charges and credits including acquired in-process research and development	1,974	—	1,974	—
Restructuring, asset impairments and dispositions	1,694	13,957	2,905	767
Amortization expense	17,105	12,799	34,109	26,128

Total costs and expenses	140,540	167,969	275,729	302,596

Income (loss) from operations	51,158	(14,413)	93,892	2,943
Other income (expense), net including translation and exchange	(646)	(298)	566	(1,829)
Gain on early extinguishment of debt	2,777	—	7,376	—
Interest income	725	5,236	2,560	9,960
Interest expense	(8,551)	(13,325)	(16,564)	(26,709)

Income (loss) from continuing operations before income taxes	45,463	(22,800)	87,830	(15,635)
Provision for income taxes	12,427	29,215	23,996	33,874

Income (loss) from continuing operations	33,036	(52,015)	63,834	(49,509)
Income (loss) from discontinued operations, net of tax	(175)	(26,313)	223	(23,020)

Net income (loss)	32,861	(78,328)	64,057	(72,529)
Less: Net income attributable to noncontrolling interest	1	2	2	4

Net income (loss) attributable to Valeant	$32,860	$(78,330)	$64,055	$(72,533)

Basic income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.40	$(0.58)	$0.77	$(0.55)
Loss from discontinued operations attributable to Valeant	—	(0.29)	—	(0.26)

Net income (loss) per share attributable to Valeant	$0.40	$(0.87)	$0.77	$(0.81)

Diluted income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.39	$(0.58)	$0.76	$(0.55)
Income (loss) from discontinued operations attributable to Valeant	—	(0.29)	0.01	(0.26)

Net income (loss) per share attributable to Valeant	$0.39	$(0.87)	$0.77	$(0.81)

Shares used in per share computation - Basic	82,794	89,802	82,733	89,696

Shares used in per share computation - Diluted	83,673	89,802	83,566	89,696

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Unaudited, in thousands)
Net income (loss)	$32,861	$(78,328)	$64,057	$(72,529)
Other comprehensive income (loss):
Foreign currency translation adjustments	26,011	16,970	(3,474)	70,539
Unrealized gain on marketable equity securities	172	2,958	172	1,084
Unrealized gain (loss) on hedges	(155)	622	56	27
Pension liability adjustment	(83)	147	(14)	161

Comprehensive income (loss)	$58,806	$(57,631)	$60,797	$(718)

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited, in thousands)
Cash flows from operating activities:
Net income (loss)	$64,057	$(72,529)
Income (loss) from discontinued operations	223	(23,020)

Income (loss) from continuing operations	63,834	(49,509)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	41,753	35,686
Provision for losses on accounts receivable and inventory	1,505	16,152
Stock compensation expense	7,703	(1,687)
Excess tax deduction from stock options exercised	(734)	—
Translation and exchange (gains) losses, net	(625)	1,829
Impairment charges and other non-cash items	8,320	(21,045)
Payments of accreted interest on long-term debt	(22,987)	—
Deferred income taxes	(501)	27,436
Gain on extinguishment of debt	(7,376)	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,850	37,566
Inventories	(9,662)	(16,565)
Prepaid expenses and other assets	4,603	677
Trade payables and accrued liabilities	4,965	12,838
Income taxes	2,790	12,769
Other liabilities	(23,155)	(90)

Cash flow from operating activities in continuing operations	82,283	56,057
Cash flow from operating activities in discontinued operations	(2,434)	(4,354)

Net cash provided by operating activities	79,849	51,703

Cash flows from investing activities:
Capital expenditures	(9,108)	(5,769)
Proceeds from sale of assets	484	418
Proceeds from sale of businesses	3,342	48,575
Proceeds from investments	20,408	77,904
Purchase of investments	(108,012)	(100,172)
Acquisition of businesses, license rights and product lines	(84,098)	(980)

Cash flow from investing activities in continuing operations	(176,984)	19,976
Cash flow from investing activities in discontinued operations	(10,610)	67,741

Net cash provided by (used in) investing activities	(187,594)	87,717

Cash flows from financing activities:
Payments on long-term debt and notes payable	(94,301)	(595)
Proceeds from capitalized lease financing, long-term debt and notes payable	349,603	101
Stock option exercises and employee stock purchases	31,445	7,867
Excess tax deduction from stock options exercised	734	—
Purchase of treasury stock	(25,706)	(6,819)

Cash flow from financing activities in continuing operations	261,775	554
Cash flow from financing activities in discontinued operations	—	—

Net cash provided by financing activities	261,775	554

Effect of exchange rate changes on cash and cash equivalents	(7,992)	16,961

Net increase in cash and cash equivalents	146,038	156,935
Cash and cash equivalents at beginning of period	199,582	309,365

Cash and cash equivalents at end of period	345,620	466,300

Cash and cash equivalents classified as part of discontinued operations	—	(127,263)

Cash and cash equivalents of continuing operations	$345,620	$339,037

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)
     In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The consolidated condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on May 28, 2009 (the “2008 Annual Report 8-K”). The year-end condensed balance sheet data presented here was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
1. Organization and Summary of Significant Accounting Policies
     Organization: We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and revenues associated with the Collaboration and License Agreement with GSK (as defined in Note 3 below). We also generate alliance revenue and service revenue from the development of dermatological products by Dow Pharmaceutical Sciences, Inc. (“Dow”).
     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Valeant Pharmaceuticals International, its wholly owned subsidiaries and its majority-owned subsidiary in Poland. All significant intercompany account balances and transactions have been eliminated.
     Marketable Securities: Marketable securities include short-term commercial paper, bank certificates of deposit and corporate bonds which, at the time of purchase, have maturities of greater than three months. Marketable securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of June 30, 2009 and December 31, 2008, the fair value of these marketable securities approximated cost. As of December 31, 2008, corporate bonds are categorized as available-for-sale and are carried at fair value.
     Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, unrealized gains on marketable equity securities, pension funded status and changes in the fair value of derivative instruments.
     Discontinued Operations: The results of operations related to our product rights in Infergen and our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) have been reflected as discontinued operations in our consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Disposal and Impairment of Long-Lived Assets (“SFAS 144”) and Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). For more details regarding our discontinued operations, see Note 5.
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
  Recently Adopted Accounting Standards:
     Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). The adoption of SFAS 160 changed the presentation format of our consolidated statements of operations and consolidated balance sheets but did not have an impact on net income or equity attributable to Valeant stockholders. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated financial statements. In addition, SFAS 160 changes the way the consolidated statement of operations is presented and requires consolidated net income to be reported at amounts that include the amount attributable to both Valeant and the noncontrolling interest.
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for certain nonfinancial assets and nonfinancial liabilities until interim periods for fiscal years beginning after November 15, 2008. SFAS 157 changed the underlying methodology of determining fair value when fair value measurements are required in accounting principles generally accepted in the United States. SFAS 157 also expanded the disclosure requirements about fair value measurements. The adoption of FSP FAS 157-2 in the first quarter of 2009 did not have a material impact on our financial position, cash flows or results of operations.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). We adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires bifurcation of a component of the debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.
     We adopted FSP APB 14-1 on January 1, 2009. The guidance in FSP APB 14-1 was applied retrospectively to all periods presented. FSP APB 14-1 is effective for our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and our 4.0% Convertible Subordinated Notes (the “4.0% Notes”) issued in 2003, each of which had an original principal amount of $240.0 million. The adoption of FSP APB 14-1 resulted in an increase in interest expense and decrease in net income from continuing operations of $2.7 million and $6.1 million for the three and six months ended June 30, 2009, respectively. The impact on basic and diluted earnings per share was a reduction of $0.03 and $0.07 in the three and six months ended June 30, 2009. The adoption resulted in an increase in interest expense and net loss from continuing operations of $3.7 million and $7.4 million for the three and six months ended June 30, 2008, respectively. Basic and diluted loss per share increased $0.04 and $0.08 for the three and six months ended June 30, 2008 as a result of the adoption. The adoption also resulted in a decrease in additional capital of $70.0 million as of January 1, 2009. See Note 9 for additional information regarding our implementation of FSP APB 14-1.
     In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 115-2 in the second quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 in the second quarter of 2009 and have provided the additional disclosures required in Note 9.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
date. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of 2009. In accordance with SFAS 165, we evaluated subsequent events through August 4, 2009, the issuance date of these financial statements.
  New Accounting Standards Not Yet Adopted:
     In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides additional guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires an employer to disclose information about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk within plan assets. The disclosures about plan assets are to be provided for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP FAS 132(R)-1 to have a material impact on our financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective as of the beginning of interim and annual reporting periods beginning after November 15, 2009. We are currently assessing the impact that SFAS 167 may have on our financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our financial statements.
2. Restructuring
     Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities, and other associated costs, including legal and professional fees. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets and the impairment of manufacturing facilities. For a further description of the accounting for impairment of long-lived assets under SFAS 144, see Note 1, Organization and Summary of Significant Accounting Policies, in our

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
2008 Annual Report 8-K. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.
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
     In March 2008, we closed the sale to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) of certain assets in Asia that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. During the three months ended March 31, 2008, we received initial proceeds of $37.9 million and recorded a gain of $36.9 million in this transaction. During the three months ended June 30, 2008, we recorded net asset adjustments and additional closing costs aggregating $1.0 million, which resulted in a reduced gain of $35.9 million as of June 30, 2008. During the three months ended March 31, 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale in accordance with net asset settlement provisions of the sale.
     In June 2008, we sold our subsidiaries in Argentina and Uruguay and recorded a loss on the sale of $2.7 million, in addition to a $7.9 million impairment charge recorded in the first quarter of 2008 related to the anticipated sale.
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
     The net restructuring, asset impairments and dispositions charge of $1.7 million in the three months ended June 30, 2009 included $0.9 million of severance charges for a total of 8 affected employees. The charge also included $0.8 million of contract cancellation costs and other cash costs. The net restructuring, asset impairments and dispositions charge of $2.9 million in the six months ended June 30, 2009 included $1.8 million of severance charges for a total of 30 affected employees. The charge also included $1.1 million of contract cancellation costs and other cash costs.
     The following table summarizes the restructuring costs recorded in the three and six months ended June 30, 2009:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Severance costs (422 employees, cumulatively)	$847	$1,775
Contract cancellation costs, legal and professional fees and other associated costs	839	1,094

Subtotal: cash charges	1,686	2,869
Non-cash charges	8	36

Restructurings, asset impairments and dispositions	$1,694	$2,905

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The net restructuring, asset impairments and disposition charge of $14.0 million in the three months ended June 30, 2008 included the $1.0 million of additional costs and net asset adjustments recorded as reductions of the gain originally recorded in the first quarter of 2008 in the Invida transaction, $5.9 million of severance charges for a total of 126 affected employees, professional service fees and other cash costs of $3.7 million, a $0.7 million impairment charge related to certain fixed assets in Mexico and the $2.7 million loss on the sale of our subsidiaries in Argentina and Uruguay.
     The net restructuring, asset impairments and disposition charge of $0.8 million in the six months ended June 30, 2008 included $12.1 million of severance costs for a total of 141 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico and Brazil. The charge also included $6.9 million for professional service fees related to the strategic review of our business and other cash costs of $1.7 million. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8.5 million and the $2.7 million loss on the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35.9 million in the transaction with Invida.
     The following table summarizes the restructuring costs and gains recorded in the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
Severance costs (144 employees, cumulatively)	$5,854	$12,069
Legal and professional fees and other associated costs	3,666	8,552

Subtotal: cash charges	9,520	20,621
Stock compensation	—	4,778
Impairment of long-lived assets	684	8,537
Loss on sale of long-lived assets	2,736	2,736

Subtotal: restructuring expenses	12,940	36,672
Gain on Invida transaction	1,017	(35,905)

Restructurings, asset impairments and dispositions	$13,957	$767

     In the three and six months ended June 30, 2008, we recorded inventory obsolescence charges of $11.5 million and $18.0 million, respectively, resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in costs of goods sold, in accordance with EITF Issue No. 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.
  Reconciliation of Cash Restructuring Payments with Restructuring Accrual
     As of June 30, 2009, the restructuring accrual includes $7.2 million related to the 2008 restructuring plan for severance costs, lease termination penalty costs, contract cancellation costs, legal and professional fees and other associated costs expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:
Reconciliation of Cash Payments and Accruals

Restructuring accrual, March 31, 2009	$8,404
Charges to earnings	1,686
Cash paid	(2,896)

Restructuring accrual, June 30, 2009	$7,194

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     We expect the 2008 restructuring initiatives to be substantially completed by the end of the third quarter of 2009. We expect to continue to recognize costs in 2009 including one-time employee severance costs of $0.2 million related to severance plans already approved for which the costs are spread over the service period in accordance with SFAS 146, and through 2011, related to the accretion of lease termination penalty costs.
3. Acquisitions and Collaboration Agreement
   Asset Purchase in Australia
     On May 1, 2009, we acquired assets related to certain dermatology products in Australia from a private company for cash of approximately $7.0 million, including transaction costs. We acquired title and rights to the intellectual property, trademarks and inventory related to products which are approved for sale in Australia and New Zealand. We accounted for the acquisition as a purchase of assets. The purchase price was allocated to product rights of $6.2 million and inventories of $0.8 million. The weighted-average useful life of the product rights was determined to be approximately 15.7 years.
   Emo-Farm Acquisition
     On April 29, 2009, we acquired all of the outstanding stock of EMO-FARM sp. z o.o. (“Emo-Farm”), a privately held Polish company, for a purchase price of $28.6 million, net of cash acquired. Emo-Farm specializes in gel-based over-the-counter and cosmetic products. The acquisition of Emo-Farm expands our base in Poland into multiple therapeutic categories and includes the acquisition of a manufacturing facility. The results of operations of Emo-Farm are included in the Consolidated Condensed Statements of Operations since the acquisition date.
     We accounted for the acquisition as a business combination. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. Amortizing intangible assets aggregating $11.2 million consist primarily of developed technology and customer relationships with weighted-average amortization periods of 9.2 years and 6.8 years, respectively. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $9.0 million, which is not deductible for tax purposes. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted. The following table summarizes the estimated fair value of the net assets acquired:

Current and long-term assets	$14,364
Identifiable intangible assets	11,227
Goodwill	8,995
Current and long-term liabilities	(6,001)

Net assets acquired	$28,585

   Dow Acquisition
     On December 31, 2008, we completed the purchase of all of the outstanding common stock of Dow, a privately held healthcare company that provides biopharmaceutical development services primarily in the United States.
     We acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments, plus transaction costs. Pursuant to the terms of the acquisition, in the first half of 2009 we paid $35.0 million into an escrow account for the benefit of the Dow common stockholders, subject to any indemnification claims made by us for a period of eighteen months following the acquisition closing.
     The accounting treatment for the Dow acquisition requires the recognition of an additional $85.1 million of conditional purchase consideration because the fair value of the net assets acquired exceeded the total amount of the acquisition price. Contingent consideration of up to $235.0 million may be incurred for future milestones related to certain pipeline products still in development. Over 85% of this contingent consideration is dependent upon the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
achievement of approval and commercial targets. Future contingent consideration paid in excess of the $85.1 million will be treated as an additional cost of the acquisition and result in the recognition of goodwill.
     During the first quarter of 2009, we completed our evaluation of the fair value of assets acquired and liabilities assumed. The conditional purchase consideration was reduced from $95.9 million recorded as of December 31, 2008 to $85.1 million as of June 30, 2009, due to the reduction in the estimated fair value of the intangible assets acquired from the preliminary appraisal, reduction in deferred tax assets and other closing adjustments.
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

  Collaboration Agreement with GSK
     In October 2008, we closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (“GSK”) to develop and commercialize retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.
     We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. To the extent that our expected development and pre-commercialization expenses under the Collaboration Agreement are less than $100.0 million, the difference will be recognized as alliance revenue over the period prior to the launch of a retigabine product (the “Pre-Launch Period”). We will recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by the first quarter of 2011.
     GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect. During the three and six months ended June 30, 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $13.5 million and $26.9 million, respectively, as outlined in the table below. We recorded a charge of $1.2 million and a credit of $0.2 million in the three and six

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
months ended June 30, 2009, respectively, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Valeant research and development costs	$5,477	$13,424
Valeant selling, general and administrative	56	205

	5,533	13,629

GSK expenses	7,976	13,279

Total spending for Collaboration Agreement	$13,509	$26,908

Equalization charge (credit)	$1,222	$(175)

     The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and remaining upfront payment for the Collaboration Agreement during the following period:

	Six Months Ended June 30, 2009
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development
Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in 2008	(10,909)	—	—	—
Incurred cost in 2009	—	—	205	13,424
Incurred cost offset in 2009	(13,454)	—	(682)	(12,772)
Recognize alliance revenue	(6,118)	(6,118)	—	—

Release from upfront payment	(19,572)	—	—	—

Remaining upfront payment from GSK	$94,519	—	—	—

Total equalization receivable from GSK	$175	—	477	(652)

Total expense and revenue		$(6,118)	$—	$—

Accrued liabilities	$36,886
Other liabilities	36,886
Deferred revenue short-term	10,374
Deferred revenue long-term	10,373

Remaining upfront payment from GSK	$94,519

     Total combined expenses by us and GSK for the Collaboration Agreement through June 30, 2009 were $40.0 million.
4. Special Charges and Credits Including Acquired In-process Research and Development
     In June 2009, we entered into an exclusive license agreement with Endo Pharmaceuticals Inc. that grants us an exclusive license to develop and commercialize Opana® and Opana® ER in Canada, Australia and New Zealand (“the Opana Territory”). Regulatory approval must be received prior to any sale of the licensed products. We recorded a $1.8 million charge related to the initial license fee in the three months ended June 30, 2009. Under the terms of the license agreement, we will pay royalties from 10% to 20% of net sales, as well as milestone payments upon achievement of certain sales levels of licensed products in the Opana Territory.
     During the three months ended June 30, 2009, we acquired rights to other products in Mexico that are not currently approved for sale, for an aggregate price of $0.2 million.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
5. Discontinued Operations
     In September 2008, we sold our WEEMEA business to Meda, AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses marketed by us in those divested regions as of the divestiture date. Excluded from this transaction are our Central European operations, defined as the business in Poland, Hungary, the Czech Republic and Slovakia. Under the terms of the agreement, we received initial cash proceeds of $428.4 million, which was reduced by $11.8 million paid to Meda in January 2009, based upon the estimated levels of cash, indebtedness and working capital as of the closing date. We recorded a net gain on this sale of $158.9 million after deducting the carrying value of the net assets sold, transaction-related expenses and income taxes. During the three and six months ended June 30, 2009, we recorded an additional gain on this sale of $0.1 million and $0.6 million, respectively.
     In January 2008, we sold our Infergen product rights to Three Rivers Pharmaceuticals, LLC. We received $70.8 million as the initial payment for our Infergen product rights, with additional payments due of up to $20.5 million. We recorded a net gain from this transaction of $39.4 million after deducting the carrying value of the net assets sold from the proceeds received.
     As a result of these dispositions, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our consolidated condensed statement of operations for all periods, in accordance with SFAS 144 and EITF 03-13. In addition, any cash flows related to these discontinued operations are presented separately in the consolidated condensed statements of cash flows.
     Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2009 and 2008 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
WEEMEA Business:
Product sales	$—	$53,208	$—	$95,911
Costs and expenses:
Cost of goods sold (excluding amortization)	—	21,605	—	40,740
Selling, general and administrative	—	30,315	—	50,772
Research and development costs, net	—	125	—	223
Restructuring, asset impairments and dispositions	—	734	—	1,260
Amortization expense	—	5,314	—	10,050

Total costs and expenses	—	58,093	—	103,045

Other income (expense)	—	249	—	(1,239)

Loss from discontinued operations before income taxes, WEEMEA	—	(4,636)	—	(8,373)

Infergen:
Product sales	—	(50)	—	1,000
Costs and expenses:
Cost of goods sold (excluding amortization)	—	(69)	—	2,007
Selling, general and administrative	—	(741)	—	624
Research and development costs, net	—	68	—	9,752
Amortization expense	—	—	—	—

Total costs and expenses	—	(742)	—	12,383

Income (loss) from discontinued operations, Infergen	—	692	—	(11,383)

Other discontinued operations:
Other income (expense)	(240)	792	(360)	792

Consolidated discontinued operations:
Loss from discontinued operations before income taxes	(240)	(3,152)	(360)	(18,964)

Provision for income taxes	—	17,873	—	22,164

Loss from discontinued operations	(240)	(21,025)	(360)	(41,128)
Disposal of discontinued operations, net	65	(5,288)	583	18,108

Income (loss) from discontinued operations, net	$(175)	$(26,313)	$223	$(23,020)

6. Fair Value Measurements
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 and December 31, 2008:

	Assets (Liabilities)			Assets (Liabilities)
	June 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale securities	$889	$—	$—	$6,646	$—	$—
Undesignated hedges	—	(15)	—	—	157	—
Net investment derivative contracts	—	(1,652)	—	—	13	—
Fair value hedges	—	(1,076)	—	—	—	—
Cash flow derivative contracts	—	56	—	—	—	—
Interest rate swap	—	(8)	—	—	—	—
     Available-for-sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy and consist of an investment in a publicly traded investment fund, which is included in other assets and is carried at fair value. We recognize impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this guidance we recorded in selling, general and administrative expenses an other-than-temporary impairment charge of $1.5 million in the first quarter of 2009 due to sustained declines in the value of the publicly traded investment fund. No impairment charges were recognized through earnings related to available-for-sale securities during the three months ended June 30, 2009.
     Available-for-sale securities as of December 31, 2008, consist of corporate bonds classified as marketable securities and an investment in a publicly traded investment fund, which is included in other assets, carried at fair value of $3.3 million and $3.3 million, respectively. In the three and six months ended June 30, 2008, we recognized $3.2 million in charges for the other-than-temporary impairment of the investment in a publicly traded investment fund.
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
7. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Numerator for basic and diluted earnings per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$33,035	$(52,017)	$63,832	$(49,513)
Income (loss) from discontinued operations	(175)	(26,313)	223	(23,020)

Net income (loss) attributable to Valeant	$32,860	$(78,330)	$64,055	$(72,533)

Shares:
Denominator for basic earnings per share attributable to Valeant:
Weighted shares outstanding	82,225	89,424	82,165	89,355
Vested stock equivalents (not issued)	569	378	568	341

Denominator for basic earnings per share attributable to Valeant	82,794	89,802	82,733	89,696
Denominator for diluted earnings per share attributable to Valeant:
Employee stock options	622	—	589	—
Other dilutive securities	257	—	244	—

Dilutive potential common shares	879	—	833	—

Denominator for diluted earnings per share attributable to Valeant	83,673	89,802	83,566	89,696

Basic income per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.40	$(0.58)	$0.77	$(0.55)
Loss from discontinued operations	—	(0.29)	—	(0.26)

Net income (loss) per share attributable to Valeant	$0.40	$(0.87)	$0.77	$(0.81)

Diluted income per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.39	$(0.58)	$0.76	$(0.55)
Income (loss) from discontinued operations	—	(0.29)	0.01	(0.26)

Net income (loss) per share attributable to Valeant	$0.39	$(0.87)	$0.77	$(0.81)

     The 3.0% Notes and the 4.0% Notes, discussed in Note 9, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the three and six months ended June 30, 2009 and 2008.
     For the three months ended June 30, 2009 and 2008, options to purchase 2,017,460 and 7,590,381 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, options to purchase 2,038,234 and 8,553,347 weighted average shares of common stock, respectively, were also not included in the computation of earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.
8. Detail of Certain Accounts
     The following tables present the details of certain amounts included in our consolidated balance sheet as of June 30, 2009 and December 31, 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2009	2008
Accounts receivable, net:
Trade accounts receivable	$94,138	$93,796
Royalties receivable	18,210	21,774
Other receivables	36,969	33,038

	149,317	148,608
Allowance for doubtful accounts	(3,695)	(4,099)

	$145,622	$144,509

Inventories, net:
Raw materials and supplies	$21,783	$16,742
Work-in-process	11,235	8,506
Finished goods	64,408	61,641

	97,426	86,889
Allowance for inventory obsolescence	(12,267)	(13,917)

	$85,159	$72,972

Property, plant and equipment, net:
Property, plant and equipment, at cost	$186,836	$178,156
Accumulated depreciation and amortization	(91,401)	(87,928)

	$95,435	$90,228

     Intangible assets: As of June 30, 2009 and December 31, 2008, the components of intangible assets were as follows:

	Weighted	June 30, 2009			December 31, 2008
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Product rights
Neurology	12	$277,612	$(161,083)	$116,529	$276,229	$(147,745)	$128,484
Dermatology	13	281,781	(69,578)	212,203	275,032	(54,906)	220,126
Other	11	86,845	(44,910)	41,935	72,956	(41,970)	30,986

Total product rights	13	646,238	(275,571)	370,667	624,217	(244,621)	379,596
Outlicensed technology	10	70,000	(3,813)	66,187	74,000	—	74,000
Customer relationships	8	9,282	(992)	8,290	8,242	(30)	8,212
Trade names	Indefinite	6,871	—	6,871	5,987	—	5,987
License agreement	5	67,376	(67,376)	—	67,376	(67,376)	—

Total intangible assets		$799,767	$(347,752)	$452,015	$779,822	$(312,027)	$467,795

     Future amortization of intangible assets at June 30, 2009 is as follows:

	Scheduled Future Amortization Expense
	2009	2010	2011	2012	2013	Thereafter	Total

Product rights
Neurology	$12,480	$24,534	$18,970	$17,876	$16,825	$25,844	$116,529
Dermatology	14,566	28,937	28,937	28,937	27,315	83,511	212,203
Other	2,717	5,578	5,875	5,916	5,824	16,026	41,936
Outlicensed technology	3,813	7,626	8,234	7,690	7,689	31,135	66,187
Customer relationships	936	1,651	1,416	1,180	944	2,162	8,289

Total	$34,512	$68,326	$63,432	$61,599	$58,597	$158,678	$445,144

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     Amortization expense for the three and six months ended June 30, 2009 was $17.1 million and $34.1 million, respectively, of which $14.8 million and $29.5 million, respectively, related to amortization of acquired product rights. Amortization expense for the three and six months ended June 30, 2008 was $12.8 million and $26.1 million, respectively, of which $10.4 million and $21.4 million, respectively, related to amortization of acquired product rights.
     In the six months ended June 30, 2009, we acquired product rights in Poland for $0.7 million in cash and $1.0 million in other consideration. In the six months ended June 30, 2008, we acquired product rights in Poland for $1.3 million in cash and $0.3 million in other consideration.
     Goodwill: Goodwill decreased $6.0 million in the six months ended June 30, 2009. Goodwill decreased $16.7 million due to the reversal of a deferred tax liability recorded in the initial allocation of purchase price for the acquisition of Coria Laboratories, Ltd. (“Coria”). This decrease was partially offset by $9.0 million allocated to goodwill in the Emo-Farm acquisition and $1.7 million primarily related to the effect of changes in foreign currency exchange rates.
9. Long-term Debt
Senior Notes
     In June 2009, we issued $365.0 million aggregate principal amount of senior notes (“Senior Notes”), which bear a coupon interest rate of 8.375% and are due June 15, 2016. The Senior Notes were issued at a discounted price of 96.797%, resulting in an effective annual yield of 9.0%. Interest is payable in arrears semi-annually on each June 15 and December 15, commencing on December 15, 2009. We may redeem some or all of the Senior Notes on or after June 15, 2012 at fixed redemption prices as set forth in the indenture. In addition, prior to June 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date; provided that at least 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.
     The Senior Notes are guaranteed on a senior unsecured basis by each of our present and future U.S. subsidiaries that qualify as restricted subsidiaries under the indenture. If we experience a change of control, we may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date. The indenture governing the Senior Notes contains covenants that will limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt; pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments; create liens; create restrictions on the payment of dividends and other amounts to us from restricted subsidiaries; sell assets or merge or consolidate with or into other companies; and engage in transactions with affiliates. As of June 30, 2009, we were in compliance with these covenants.
     The Senior Notes were sold in accordance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S of the Securities Act, and we are obligated, within 365 days after June 9, 2009, to file a registration statement with the Securities and Exchange Commission that will enable the holders of the Senior Notes to exchange them for publicly registered notes having substantially the same terms. In the event we do not file a registration statement within 365 days after June 9, 2009, we will be obligated to pay liquidated damages consisting of additional interest, up to a maximum additional interest rate of 1.0% per year. We have not recorded a liability for any potential additional interest as of June 30, 2009.
3.0% and 4.0% Convertible Subordinated Notes
     FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instruments in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature. FSP APB 14-1 requires bifurcation of a component of the convertible debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. Upon adoption of

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
FSP APB 14-1, we were required to separately account for the debt and equity components of our 3.0% Notes and our 4.0% Notes, both of which were issued in 2003 for a principal amount of $240.0 million each.
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
     The unamortized discount for the 3.0% Notes and 4.0% Notes will be amortized through the debt maturity date of August 16, 2010 and November 15, 2013, respectively. The effective interest rate on the liability component of the 3.0% Notes and 4.0% Notes is 7.74% and 7.78%, respectively. Interest expense for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
3.0% Notes:
Discount amortization	$1,189	$2,376	$3,221	$4,708
Contractual coupon rate	$922	$1,800	$2,341	$3,600

4.0% Notes:
Discount amortization	$1,558	$1,462	$3,105	$2,896
Contractual coupon rate	$2,366	$2,400	$4,766	$4,800
     During the six months ended June 30, 2009, we purchased an aggregate of $117.6 million principal amount of the 3.0% Notes and 4.0% Notes at a purchase price of $115.2 million. The carrying amount, net of unamortized debt issuance costs, of the 3.0% Notes and 4.0% Notes purchased was $109.2 million and the estimated fair value of the Notes exclusive of the conversion feature was $101.8 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $7.4 million upon early extinguishment of debt. The difference between the estimated fair value of $101.8 million and the purchase price of $115.2 million was $13.4 million and was charged to additional capital. Upon adoption of FSP APB 14-1, $23.0 million of the purchase price was attributable to accreted interest on the debt discount and is presented in the statement of cash flows for the six months ended June 30, 2009 as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations.
     The liability component and the equity component of the 3.0% Notes and the 4.0% Notes as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
3.0% Notes	$104,796	$207,360
Unamortized discount	(4,740)	(13,548)

Net carrying value of 3.0% Notes	$100,056	$193,812

4.0% Notes	$224,960	$240,000
Unamortized discount	(30,996)	(36,179)

Net carrying value of 4.0% Notes	$193,964	$203,821

Equity component for 3.0% Notes	$47,675	$57,190
Equity component for 4.0% Notes	$58,352	$62,167
     The conversion price is 31.6336 shares per $1,000 principal amount for the 3.0% Notes and the 4.0% Notes. The number of shares used to determine the aggregate consideration that will be delivered upon conversion was

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
3,315,075 shares for the 3.0% Notes and 7,116,295 shares for the 4.0% Notes as of June 30, 2009. The if-converted value of the 3.0% Notes and that of the 4.0% Notes did not exceed their respective principal amount as of June 30, 2009.
     In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to our common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of our purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200.0 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the 3.0% Notes and the 4.0% Notes. The written call option sold offset, to some extent, the cost of the written call purchased. The net cost of the Convertible Note Hedge of $42.9 million was recorded as the sale of a permanent equity instrument pursuant to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As a result of the cessation of Valeant’s common dividend, the strike price on the Convertible Note Hedge was adjusted during 2007, with the new strike prices becoming $34.61 and $35.36 for the 3.0% Notes and the 4.0% Notes, respectively.
     During the six months ended June 30, 2009, corresponding to the partial redemption of the 3.0% Notes, we also effected a proportionate partial termination of the Convertible Note Hedge, reducing the number of shares covered by the Convertible Note Hedge by 3,011,645 shares. As of June 30, 2009, the number of shares covered by the Convertible Note Hedge is 9,641,795, the same number of shares underlying the conversion of the remaining balance of $104.8 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes.
     The estimated fair value of our public debt, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $695.9 million and $409.4 million compared to its carrying value of $647.4 million and $397.6 million at June 30, 2009 and December 31, 2008, respectively.
10. Income Taxes
     We have historically incurred losses in the United States, where our research and development activities are conducted and our corporate offices are located. As of June 30, 2009, there is insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of net operating losses, foreign tax and research and development credits. The valuation allowance was recorded because it is more likely than not that such benefits will not be utilized. Ultimate realization of these tax benefits is dependent upon generating sufficient taxable income in the United States. We maintain a valuation allowance offsetting our net U.S. deferred tax assets of approximately $112.2 million as of June 30, 2009.
     The income tax provision for the six months ended June 30, 2009 consists of $17.2 million related to the expected taxes on earnings in tax jurisdictions outside the U.S. and $6.8 million related to state and U.S. withholding taxes and utilization of approximately $4.2 million of U.S. deferred tax assets for which the reversal of the related valuation allowance is required to be credited to additional capital.
     The benefit of U.S. losses and research credits are subject to a yearly limitation, because of ownership changes in the stock of the Company as well as our acquisitions of Dow and Coria in 2008. However, the limitation is sufficient to allow for utilization of all losses and research credits during the carryforward period.
     As of June 30, 2009, we had $15.0 million of unrecognized tax benefits (FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109), of which $9.3 million would reduce our effective tax rate, if recognized. Of the total unrecognized tax benefits, $3.5 million was recorded as an offset against a valuation allowance. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     During the second quarter of 2009, we settled the examination of our U.S. income tax returns for the years 2005 and 2006 with the Internal Revenue Service. As a result of this settlement, the related unrecognized tax benefits were reversed in this quarter. The provision for income taxes increased by $0.2 million, which was the net effect of changes to tax, interest and penalties. We have also reduced $1.4 million relating to state audits from uncertain tax position liabilities and reclassified it as income taxes payable, as it is reasonably possible that such amounts will be settled within the next 12 months. In addition, the following accounts were affected by the settlement of the examination of our U.S. income tax returns for the years 2005 and 2006 with the Internal Revenue Service: income taxes payable increased by $1.1 million, income tax liability for uncertain tax positions decreased $40.8 million and net deferred tax assets decreased $39.9 million.
     Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, we had accrued $3.5 million for interest and $1.3 million for penalties. We accrued additional interest and penalties of $0.2 million during the six months ended June 30, 2009. One of our Mexican subsidiaries is under audit for the 2004 and 2005 tax years. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.
11. Stock and Stock Incentive Programs
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
     In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding common stock or convertible subordinated notes in a 24-month period ending October 2010, unless earlier terminated or completed. In May 2009, our board of directors increased the authorization to $500.0 million, over a period ending in May 2011. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, pursuant to tender offers or otherwise, including pursuant to one or more trading plans, at times and in amounts as we see appropriate. The number of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. During the six months ended June 30, 2009, we purchased $117.6 million aggregate principal amount of our 3.0% Notes and 4.0% Notes for $115.2 million in cash (see Note 9). In total, we have purchased $150.2 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $144.2 million as of June 30, 2009. During the six months ended June 30, 2009, we purchased 1,108,970 shares of our common stock for a total of $25.7 million. As of June 30, 2009, we have repurchased an aggregate 1,407,931 shares of our common stock for $31.8 million under this program.
     Stock-based compensation: We recognize compensation expense for the estimated fair value of all share-based awards made to our employees and directors, including employee stock options. In order to estimate the fair value of stock options we use the Black-Scholes option valuation model. Option valuation models such as Black-Scholes require the input of subjective assumptions which can vary over time. The variables used in our share-based compensation expense calculations include our estimation of the forfeiture rate related to share-based payments. In 2006, 2007 and continuing into 2008, we experienced significant turnover at both the executive and management levels, which affected our actual forfeiture rate. We increased the estimated forfeiture rate in the three months ended December 31, 2007 from 5% to 35%. During the second quarter of 2008, we recorded a correction to adjust our historical estimated forfeiture rate for actual forfeitures which took place in 2006, 2007 and the first quarter of 2008. The correction recorded in the second quarter of 2008 resulted in a $3.9 million decrease in stock compensation expense. Also, during the second quarter of 2008, we recognized a change in estimate related to our estimated forfeiture rate for share-based payments of $3.0 million for forfeitures which occurred in the three months ended June 30, 2008.
     A summary of stock compensation expense in continuing operations for our stock incentive plans for the three and six months ended June 30, 2009 and 2008 is presented below:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Employee stock options	$1,144	$(5,443)	$2,638	$(4,204)
Restricted stock units	1,408	961	3,354	1,805
Perfomance stock units	829	356	1,711	579
Employee stock purchase plan	—	67	—	133

Total stock-based compensation	$3,381	$(4,059)	$7,703	$(1,687)

     In addition to the above amounts, we recorded stock compensation expense in discontinued operations related to employee stock options of $(0.3) million and $(0.2) million in the three and six months ended June 30, 2008, respectively.
     Future stock compensation expense for restricted stock units, performance stock units and stock option incentive awards outstanding as of June 30, 2009 is as follows:

Remainder of 2009	$6,376
2010	8,798
2011	3,122
2012	805
2013	102

$19,203

12. Derivative Financial Instruments
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
     Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, and the Canadian Dollar in 2009. We utilize cash flow, fair value and net investment hedges to reduce our exposure to foreign currency risk. We have chosen not to seek hedge accounting treatment for certain undesignated cash flow hedges as these contracts are short term (typically less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries. In 2008, we used an interest rate swap to lower our interest expense by exchanging fixed rate payments for floating rate payments. This interest rate swap was terminated in July 2008 in connection with the redemption of our 7.0% Senior Notes. In connection with our April 2009 acquisition of Emo-Farm, we acquired an interest rate swap with a notional amount of 7.5 million Polish Zloty (approximately $2.3 million).
     The table below summarizes the fair value and balance sheet location of our outstanding derivatives at June 30, 2009 and December 31, 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2009
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value
Undesignated hedges	$4,024	—	$—	Accrued liabilities	$(15)
Net investment derivative contracts	20,379	—	—	Accrued liabilities	(1,652)
Fair value hedges	23,891	—	—	Accrued liabilities	(1,076)
Interest rate swap	2,264	—	—	Accrued liabilities	(8)
Cash flow derivative contracts	2,654	Other assets	56	—	—

	As of December 31, 2008
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value
Undesignated hedges	$3,916	Other assets	$192	Accrued liabilities	$(35)
Net investment derivative contracts	18,779	Other assets	13	—	—
     A summary is set out below of the accounting treatment for our undesignated, net investment, cash flow and fair value hedges and interest rate swaps:
•	Changes in the fair value of undesignated hedges are recorded in earnings in the period of the change.

•	Changes in the fair value of a derivative that is designated and qualifies as a net investment hedge are recorded as translation adjustment in accumulated other comprehensive income.

•	Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income and then recognized in earnings when the hedged items affect earnings.

•	Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded in exchange gains or loss in the period of the change.

•	Changes in the fair value of the interest rate swap are recorded as interest expense in the period of the change.
     The table below summarizes the information related the changes in the fair value of our derivatives instruments for the three and six months ended June 30, 2009 and 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2009
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Loss recognized in currency translation adjustment in other comprehensive income	$—	$(523)	$—	$—	$—
Gain recognized in royalty income	—	—	111	—	—
Loss recognized in exchange gain / loss	(84)	—	—	—	—

	Six Months Ended June 30, 2009
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Gain recognized in currency translation adjustment in other comprehensive income	$—	$2,284	$—	$—	$—
Gain recognized in royalty income	—	—	111	—	—
Gain recognized in exchange gain / loss	86	—	—	—	—

	Three Months Ended June 30, 2008
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Loss recognized in currency translation adjustment in other comprehensive income	$—	$(4,980)	$—	$—	$—
Gain recognized in interest expense	—	—	—	—	1,140
Loss recognized in royalty income	—	—	(584)	—	—
Loss recognized in exchange gain / loss	(384)	—	—	(977)	—

	Six Months Ended June 30, 2008
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Loss recognized in currency translation adjustment in other comprehensive income	$—	$(4,980)	$—	$—	$—
Gain recognized in interest expense	—	—	—	—	1,459
Loss recognized in royalty income	—	—	(1,342)	—	—
Loss recognized in exchange gain / loss	(96)	—	—	(321)	—
     See Note 6 for additional information about the fair value of our derivatives.
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
     Derivative Actions Related to Stock Options: We are a nominal defendant in two shareholder derivative lawsuits pending in state court in Orange County, California, styled (i) Michael Pronko v. Timothy C. Tyson et al., and (ii) Kenneth Lawson v. Timothy C. Tyson et al. These lawsuits, which were filed on October 27, 2006 and November

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
16, 2006, respectively, purported to assert derivative claims on our behalf against certain of our current and/or former officers and directors. The lawsuits asserted claims for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code related to the purported backdating of employee stock options. The plaintiffs sought, among other things, damages, an accounting, the rescission of stock options, and a constructive trust over amounts acquired by the defendants who have exercised Valeant stock options. On January 16, 2007, the court issued an order consolidating the two cases. On February 6, 2007, the court issued a further order abating the Lawson action due to a procedural defect while the Pronko action proceeded. On March 23, 2009, the court approved a settlement that resolved the claims raised in the Pronko and Lawson actions. The settlement and final judgment required us to adopt certain corporate governance reforms aimed at improving our process for granting stock options. It also provided for an award of fees to counsel for the plaintiffs of $1.2 million and reimbursement of expenses of approximately $33 thousand, which amounts were covered by insurance. On March 25, 2009, the court entered a Final Order of Judgment and Dismissal. These cases are now dismissed.
     We are also a nominal defendant in a shareholder derivative action pending in the Court of Chancery of the state of Delaware, styled Sherwood v. Tyson, et. al., filed on March 20, 2007. This complaint also purports to assert derivative claims on the Company’s behalf for breach of fiduciary duties, gross mismanagement and waste, constructive fraud and unjust enrichment related to the alleged backdating of employee stock options. The plaintiff seeks, among other things, damages, an accounting, disgorgement, rescission and/or repricing of stock options, and imposition of a constructive trust for the benefit of the Company on amounts by which the defendants were unjustly enriched. The plaintiff has agreed to a stay pending resolution of the Pronko action in California. We intend to seek the dismissal of this action, whether by agreement of the plaintiff or by motion, based on the final judgment entered in the Pronko and Lawson actions.
     Permax Product Liability Cases: On August 27, 2008, we were served complaints in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price against Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the “California Actions”). The California Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On September 15, 2008, we were served a complaint in a case captioned Linda R. O’Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida. On March 24, 2009, we were named as a defendant in the following cases: Richard Andrew Baker v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Par Pharmaceutical Companies, Inc., Pfizer, Inc. and Pharmacia Corporation in the United States District Court for the Northern District of Ohio, Eastern Division; Edwin Elling v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Athena Neurosciences, Inc. in the United Stated District Court for the Northern District of Texas, Ft. Worth Division; and Judith LaVois v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Teva Pharmaceuticals USA, Inc. in the United States District Court for the Southern District of Texas, Houston Division. On March 25, 2009, we were named as a defendant in a case captioned Penny M. Hagerman v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc. in the United States District Court for the District of Colorado. We are in the process of defending these matters. Eli Lilly, initial holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin and assigned to Valeant, and the source of the manufactured product, has also been named in the suits. In addition to the lawsuits described above, we have received, and from time to time receive, communications from third parties relating to potential claims that may be asserted with respect to Permax.
     Eli Lilly: On January 12, 2009, we were served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720DFH-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the “Lilly Action”). In the Lilly Action, Lilly brings a claim for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for product liability claims related to the pharmaceutical Permax. On March 2, 2009, we filed counterclaims against Eli Lilly for declaratory judgment and indemnification.
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
     On April 11, 2008, the FDA approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (“TRO”) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court for the Central District of California, seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008 the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped. On September 23, 2008, we filed an Amended Complaint under the Administrative Procedure Act challenging the FDA’s initial decision to approve Spear’s ANDA, the FDA’s re-affirmance of Spear’s ANDA and the FDA’s denial of Valeant’s Citizen’s Petition. Valeant, the FDA and Spear (as an intervening party) have each filed motions for summary judgment which will likely be heard by the Court in the next sixty days. The matter is currently set for trial on September 15, 2009. However, the parties plan to file a stipulation to continue the trial date because they believe the case will be resolved through the summary judgment process and that a trial will not be necessary.
     Paddock Litigation: On or around November 24, 2008, Paddock Laboratories, Inc. (“Paddock”) notified Galderma Laboratories L.P. (“Galderma”), Dermalogix Partners, Inc. (“Dermalogix”), Panda Pharmaceuticals, L.L.C. (“Panda”), and The University of Tennessee Research Foundation (“UT”) that it had submitted ANDA No. 90-898 with the FDA seeking approval for a generic version of Clobex® (a clobetasol propionate spray, .05%) prior to expiration of U.S. Patent Nos. 5,972,920 (“the ‘920 patent”) and 5,990,100 (“the ‘100 patent”). The Paddock ANDA contains a Paragraph IV certification by Paddock that the claims of the ‘920 and ‘100 patents will not be infringed by Paddock’s proposed formulation and that the ‘920 and ‘100 patents are invalid and/or unenforceable. On January 7, 2009, Galderma, Galderma S.A., and Dermalogix (collectively, “Plaintiffs”) filed a complaint against Paddock for the infringement of the ‘920 patent — Civil Case No. 4-09CV-002-Y pending in the United States District Court for the Northern District of Texas, Fort Worth Division. Plaintiff’s complaint alleges that Paddock’s filing of ANDA No. 90-898 is an act of infringement of the ‘920 patent under 35 U.S.C. § 271(e)(2). On January 29, 2009, Paddock filed an answer and counterclaims against not only Plaintiffs, but also Panda, UT, and Dow for a declaratory judgment of non-infringement, invalidity and unenforceability of the ‘920 patent and of the ‘100 patent. The ‘920 patent is owned by Dermalogix. The ‘100 patent is owned by Panda and The University of Tennessee Research Corporation (now known as The University of Tennessee Research Foundation, which we have abbreviated “UT”). Dow is a party to licenses involving the ‘920 patent and the ‘100 patent. On April 6, 2009, Paddock voluntarily dismissed its counterclaims involving the ‘100 patent, resulting in the dismissal of Panda and

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
UT from the lawsuit. On April 23, 2009, Dow filed a Motion to Dismiss as we believe that Dow is improperly joined to the case. At the same time, Dow also filed a Motion to Stay Discovery to place any Dow discovery obligations on hold. On June 18, 2009, the court granted Dow’s Motion to Dismiss.
     Tolmar Matter: On or around January 19, 2009, Tolmar, Inc. (“Tolmar”) notified Galderma Laboratories, L.P. and us that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for the commercial manufacture, use and sale of its Metronidazole Topical Gel, 1% (the “Tolmar Product”) prior to the expiration of U.S. Patent Nos. 6,881,726 (“the ‘726 patent”) and 7,348,317 (“the ‘317 patent). The ‘726 and ‘317 patents are owned by Dow, and licensed to Galderma. The ANDA contains a Paragraph IV certification alleging that the claims of the ‘726 and ‘317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product.
     On March 3, 2009, Galderma Laboratories, L.P., Galderma S.A., and Dow filed a complaint against Tolmar for the patent infringement of the ‘726 and ‘317 patents, pending in the United States District Court for the Northern District of Texas, Dallas Division. On April 20, 2009, Tolmar filed an answer and counterclaims that included declaratory judgment actions for non-infringement and invalidity. No trial date has been set.
     This lawsuit was filed within forty-five days of Tolmar’s Paragraph IV certification. As a result, The Hatch-Waxman Act provides an automatic stay on the FDA’s final approval of Tolmar’s ANDA for thirty months, which will expire in July 2011, or until a decision by the district, whichever is earlier.
     Novel ANDA Patent Certification Notice : On or around June 12, 2009, we received a notice from Novel Laboratories, Inc. (“Novel”) advising us that Novel had filed with the FDA an ANDA for Diastat AcuDial, 5 mg/mL, 2 mL pre-filled syringe and 4 mL pre-filled syringe. This ANDA contained a Paragraph IV certification against our Orange Book listed patent, U.S. Patent No. 5,462,740 (the "'740 Patent”).
     The 45-day period after the receipt of the notice, during which period we may file a Hatch-Waxman suit against Novel, has expired.
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
14. Business Segments
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
     The following table sets forth the amounts of our segment revenues and operating income for the three and six months ended June 30, 2009 and 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Specialty pharmaceuticals product sales	$96,633	$64,413	$182,946	$144,427
Specialty pharmaceuticals services and alliance revenue (1)	12,196	—	24,101	—
Branded generics - Europe product sales	34,032	38,500	69,370	76,453
Branded generics - Latin America product sales	36,200	35,838	67,382	57,081
Alliances (ribavirin royalties)	12,637	14,805	25,822	27,578

Consolidated revenues	$191,698	$153,556	$369,621	$305,539

Operating Income (Loss)
Specialty pharmaceuticals	$34,089	$(12,017)	$62,339	$(15,705)
Branded generics - Europe	6,791	3,106	15,655	15,847
Branded generics - Latin America	13,772	5,244	25,980	2,869

	54,652	(3,667)	103,974	3,011
Alliances	12,637	14,805	25,822	27,578
Corporate (2)	(12,463)	(11,594)	(31,025)	(26,879)

Subtotal	54,826	(456)	98,771	3,710
Special charges and credits including acquired in-process research and development	(1,974)	—	(1,974)	—
Restructuring, asset impairments and dispositions	(1,694)	(13,957)	(2,905)	(767)

Consolidated segment operating income (loss)	51,158	(14,413)	93,892	2,943
Interest income	725	5,236	2,560	9,960
Interest expense	(8,551)	(13,325)	(16,564)	(26,709)
Gain on early extinguishment of debt	2,777	—	7,376	—
Other, net	(646)	(298)	566	(1,829)

Income (loss) from continuing operations before income taxes	$45,463	$(22,800)	$87,830	$(15,635)

(1)	Specialty pharmaceuticals services and alliance revenue consists of:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Service revenue	$5,606	$12,344
Dow dermatology royalties	3,790	5,639
GSK Collaboration	2,800	6,118

Total specialty pharmaceuticals services and alliance revenue	$12,196	$24,101

(2)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.
     The following table sets forth our total assets by segment as of June 30, 2009 and December 31, 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2009	2008
Total Assets
Specialty pharmaceuticals	$599,925	$692,734
Branded generics - Europe	159,096	219,234
Branded generics - Latin America	119,154	103,573
Alliances	13,877	16,436
Corporate	503,227	153,955

Total	$1,395,279	$1,185,932

     During the three and six months ended June 30, 2009 and 2008, two customers each accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates and to Cardinal Health in the United States, Canada and Mexico are detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales:
McKesson	$37,525	$19,565	$70,784	$49,393
Cardinal	24,187	13,943	45,433	32,085
Percentage of total product sales:
McKesson	22%	14%	22%	18%
Cardinal	14%	10%	14%	12%
15. Alliance Revenue
     We report the royalties received from the sale of ribavirin by Schering-Plough separately from our pharmaceuticals product sales revenue. Beginning in January 2009, we earn royalty income from patent protected formulations developed by Dow and licensed to third parties. The following table provides the details of our alliance revenue in the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ribavirin royalty	$12,637	$14,805	$25,822	$27,578
Dermatology royalties	3,790	—	5,639	—
GSK Collaboration	2,800	—	6,118	—

Total alliance revenue	$19,227	$14,805	$37,579	$27,578

16. Related Parties
     Robert A. Ingram has been the Vice Chairman Pharmaceuticals of GSK. Mr. Ingram has been elected to our board of directors since 2003. In 2008, Mr. Ingram became the board’s lead director. Stephan F. Stefano has been Senior Vice President of GSK’s Payor Markets Division since January 2001. Effective March 25, 2009, Mr. Stefano was elected by our board of directors to fill an open board position in the class expiring in 2010. See Note 3 for further discussion of the Collaboration Agreement with GSK.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     Anders Lönner has been the Group President and Chief Executive Officer of Meda since 1999, and serves on Meda’s board of directors. Effective January 7, 2009, Mr. Lönner was elected by our board of directors to fill an open board position in the class expiring in 2011. See Note 5 for further discussion of transactions with Meda.
17. Subsequent Events
     On July 31, 2009, we acquired Tecnofarma S.A. de C.V. (“Tecnofarma”), a privately held company located in Mexico for approximately one times sales. Tecnofarma is a producer of generic pharmaceuticals with approximately $33 million in annual sales primarily to the government and private label markets.

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
     Our leveraged research and development (“R&D”) model is a key element to our business strategy. It allows us to progress development programs to drive future commercial growth, while minimizing the R&D expense in our income statement. This is achieved in 4 ways: (1) we structure partnerships and collaborations so that our partner partially or fully funds development work, e.g. GSK collaboration on retigabine, (2) we bring products already developed for other markets to our territories, e.g. our joint venture relationship with Meda AB, (3) we acquire dossiers and registrations for branded generic products, which require limited and low risk formulation and development activities, and (4) we have a dermatology service business that works with external customers as well as progressing our internal development programs. This service business model brings invaluable scientific experience and allows higher utilization and infrastructure cost absorption.
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
     The results of operations for the three and six months ended June 30, 2008 have been adjusted in this quarterly report to exclude the results of operations for Infergen and the WEEMEA business, whose results are presented as discontinued operations.
     In October 2008, we closed the worldwide License and Collaboration Agreement (“the Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc, (“GSK”), to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures.
     In October 2008, we acquired Coria Laboratories Ltd. (“Coria”), a privately-held specialty pharmaceutical company focused on dermatology products in the United States. In November 2008, we acquired DermaTech Pty Ltd (“DermaTech”), an Australian specialty pharmaceutical company focused on dermatology products marketed in Australia. In December 2008, we acquired Dow, a privately-held dermatology company that specializes in the development of topical products on a proprietary basis, as well as for pharmaceutical and biotechnology companies. In April 2009, we acquired EMO-FARM sp. z o.o. (“Emo-Farm”), a privately held Polish company that specializes in gel-based over-the-counter and cosmetic products.
     In May 2009, we entered into an exclusive option agreement with Schering Corporation and Schering-Plough (together with Schering Corporation, “SP”) for taribavirin in Japan. Under the terms of the option agreement, we granted SP an option to enter into an exclusive license agreement for the development and commercialization of taribavirin in Japan. In exchange for the exclusive option, SP agreed to waive and release its right of last refusal on taribavirin under a 2000 agreement. Upon exercising the option and entering into the exclusive license agreement, SP would provide us with a $2 million upfront payment and pay mid-single digit royalties on net sales of taribavirin in Japan.
Pharmaceutical Products
     Product sales from our pharmaceutical segments accounted for 87% and 86% of our total revenues from continuing operations for the three and six months ended June 30, 2009, respectively, compared with 90% and 91% for the corresponding periods in 2008. Product sales increased $28.1 million (20%) and $41.7 million (15%) for the three and six months ended June 30, 2009, respectively, compared with the corresponding periods in 2008. The 20% increase in pharmaceutical product sales for the three months ended June 30, 2009 was due to a 35% increase in volume and a 6% increase in price offset by a 21% reduction due to currency fluctuations. The 15% increase in pharmaceutical product sales for the six months ended June 30, 2009 was due to a 33% increase in volume and a 3% increase in price offset by a 21% reduction due to currency fluctuations.
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
     Ribavirin royalties were $12.6 million and $25.8 million for the three and six months ended June 30, 2009, respectively, compared with $14.8 million and $27.6 million in the corresponding periods in 2008. We expect ribavirin royalties to continue to decline in 2009 as royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.

     Alliance revenue also includes $2.8 million and $6.1 million for the three and six months ended June 30, 2009, respectively, related to the GSK Collaboration Agreement.
     Beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $3.8 million and $5.6 million for the three and six months ended June 30, 2009, respectively.
     Beginning in January 2009, we also receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. These services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs. This service revenue was $5.5 million and $12.2 million for the three and six months ended June 30, 2009, respectively. Other service revenue totaled $0.1 million in the three and six months ended June 30, 2009.
Research and Development
     We are developing product candidates, including two clinical stage programs, retigabine and taribavirin, which target large market opportunities. Retigabine is being developed in partnership with GSK as a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures. Taribavirin is a pro-drug of ribavirin for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon. We are looking for potential partnering opportunities for taribavirin.
Collaboration Agreement
     In October 2008, we closed the Collaboration Agreement with GSK to develop and commercialize retigabine and its back up compounds and received $125.0 million in upfront fees from GSK upon the closing.
     We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. To the extent that our expected development and pre-commercialization expenses under the Collaboration Agreement are less than $100.0 million, the difference will be recognized as alliance revenue over the period prior to launch of a retigabine product (the “Pre-Launch Period”). We will recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by the first quarter of 2011.
     GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the United States Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect. During the three and six months ended June 30, 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $13.5 million and $26.9 million, respectively, as outlined in the table below. We recorded a charge of $1.2 million and a credit of $0.2 million in the three and six months ended June 30, 2009, respectively, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
	(in thousands)
Valeant research and development costs	$5,477	$13,424
Valeant selling, general and administrative	56	205

	5,533	13,629

GSK expenses	7,976	13,279

Total spending for Collaboration Agreement	$13,509	$26,908

Equalization charge (credit)	$1,222	$(175)

     The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and the remaining upfront payment for the Collaboration Agreement during the following period (in thousands):

	Six Months Ended June 30, 2009
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development
Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in 2008	(10,909)	—	—	—
Incurred cost in 2009	—	—	205	13,424
Incurred cost offset in 2009	(13,454)	—	(682)	(12,772)
Recognize alliance revenue	(6,118)	(6,118)	—	—

Release from upfront payment	(19,572)	—	—	—

Remaining upfront payment from GSK	$94,519	—	—	—

Total equalization receivable from GSK	$175	—	477	(652)

Total expense and revenue		$(6,118)	$—	$—

Accrued liabilities	$36,886
Other liabilities	36,886
Deferred revenue short-term	10,374
Deferred revenue long-term	10,373

Remaining upfront payment from GSK	$94,519

     Total combined expenses by us and GSK for the Collaboration Agreement to date through June 30, 2009 were $40.0 million.
Results of Operations
     In connection with the 2008 Strategic Plan and resulting acquisitions and dispositions in 2008, we realigned our organization in the fourth quarter of 2008 to improve our execution and align our resources and product development efforts in the markets in which we operate. We have realigned segment financial data for the three and six months ended June 30, 2008 to reflect these changes in our organizational structure.
     Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with the consolidated condensed financial statements included elsewhere in this quarterly report. For additional financial information by business segment, see Note 14 of notes to consolidated condensed financial statements included elsewhere in this quarterly report.

     The following table summarizes revenues by reportable segments and operating expenses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues
Specialty pharmaceuticals product sales	$96,633	$64,413	$182,946	$144,427
Specialty pharmaceuticals services and alliance revenue	12,196	—	24,101	—
Branded generics - Europe	34,032	38,500	69,370	76,453
Branded generics - Latin America	36,200	35,838	67,382	57,081
Alliances (ribavirin royalties)	12,637	14,805	25,822	27,578

Consolidated revenues	191,698	153,556	369,621	305,539

Costs and expenses
Cost of goods sold (excluding amortization)	42,750	47,874	82,447	83,629
Cost of services	5,337	—	9,663	—
Selling, general and administrative	62,535	70,772	126,751	140,211
Research and development costs, net	9,145	22,567	17,880	51,861
Special charges and credits including acquired in-process research and development	1,974	—	1,974	—
Restructuring, asset impairments and dispositions	1,694	13,957	2,905	767
Amortization expense	17,105	12,799	34,109	26,128

Income (loss) from operations	$51,158	$(14,413)	$93,892	$2,943

Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Product Sales Revenues: In the Specialty Pharmaceuticals segment, revenues from product sales for the three months ended June 30, 2009 were $96.6 million, compared with $64.4 million for the corresponding period in 2008, representing an increase of $32.2 million (50%). Revenues from product sales for the six months ended June 30, 2009 were $182.9 million, compared with $144.4 million for the corresponding period in 2008, representing an increase of $38.5 million (27%). The increase in product sales in the three months ended June 30, 2009 was primarily driven by growth in existing products. In the three months ended June 30, 2008, as part of our restructuring efforts, we reduced shipments to wholesaler customers aggregating approximately $17.4 million to reduce the amount of inventory in the wholesale channel. Revenues from product sales include sales of products acquired in late 2008 as part of the Coria and DermaTech acquisitions, which contributed an additional $11.5 million and $22.9 million in the three and six months ended June 30, 2009, respectively. In the three months ended June 30, 2009, these increases were partly offset by a $4.7 million reduction from the depreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar. Sales increases in the six months ended June 30 were partly offset by a $7.1 million reduction in sales of Efudex as a result of generic competition, a reduction of $5.8 million due to the sale of business operations in Argentina, Uruguay and Asia and $9.9 million from the depreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar.
     In the Branded Generics — Europe segment, revenues for the three months ended June 30, 2009 were $34.0 million compared with $38.5 million for the corresponding period in 2008, a decrease of $4.5 million (12%). Revenues for the six months ended June 30, 2009 were $69.4 million, compared with $76.5 million for the corresponding period in 2008, representing a decrease of $7.1 million (9%). The depreciation of foreign currencies, particularly the Polish Zloty, relative to the U.S. Dollar resulted in decreases of $15.0 million and $29.0 million in product sales revenue in the three and six months ended June 30, 2009, respectively. This reduction was partly offset by growth in existing products, increased revenue from a distribution contract and $2.3 million from the acquisition of Emo-Farm in April 2009.
     In the Branded Generics — Latin America segment, revenues for the three months ended June 30, 2009 were $36.2 million compared with $35.8 million for the corresponding period in 2008, an increase of $0.4 million (1%).

Revenues for the six months ended June 30, 2009 were $67.4 million, compared with $57.1 million for the corresponding period in 2008, representing an increase of $10.3 million (18%). The increase in product sales is across all products primarily from the improvement of trading relationships with the major wholesalers in Mexico that impacted product sales for the previous two years. This increase was partly offset by decreases of $9.3 million and $19.4 million due to the depreciation of foreign currencies, particularly the Mexican Peso, relative to the U.S. Dollar in the three and six months ended June 30, 2009, respectively.
     Alliance Revenue: Alliance revenue for the three months ended June 30, 2009 and 2008 was $19.2 million and $14.8 million, respectively. Alliance revenue for the six months ended June 30, 2009 and 2008 was $37.6 million and $27.6 million, respectively. Alliance revenue in the three and six months ended June 30, 2008 consisted exclusively of ribavirin royalty revenue. Ribavirin royalty revenue was $12.6 million and $25.8 million for the three and six months ended June 30, 2009, respectively.
     We expect ribavirin royalties to continue to decline in 2009 as royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.
     Beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $3.8 million and $5.6 million for the three and six months ended June 30, 2009, respectively.
     Beginning in January 2009, we also receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. The services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling, and regulatory affairs. This service revenue was $5.5 million and $12.2 million for the three and six months ended June 30, 2009, respectively. Other service revenue totaled $0.1 million in the three and six months ended June 30, 2009.
     We also earned $2.8 million and $6.1 million under the GSK Collaboration Agreement for the three and six months ended June 30, 2009, respectively.
     Services and alliance revenue in the Specialty Pharmaceuticals segment consists of (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Service revenue	$5,606	$12,344
Dow dermatology royalties	3,790	5,639
GSK Collaboration	2,800	6,118

Total specialty pharmaceuticals services and alliance revenue	$12,196	$24,101

     Gross Profit Margin: Gross profit margin on product sales, net of pharmaceutical product amortization, was 66% and 65% for the three and six months ended June 30, 2009, respectively, compared with 58% and 62% for the corresponding periods in 2008, respectively. Product amortization expense was $14.8 million and $10.4 million for the three months ended June 30, 2009 and 2008, respectively. Product amortization expense was $29.5 million and $21.4 million for the six months ended June 30, 2009 and 2008, respectively. The increase in product amortization expense in the three and six month periods is primarily attributable to products acquired within the Specialty Pharmaceuticals segment in the U.S. in late 2008. The gross profit margin improvement in the Branded Generics — Latin America segment was primarily due to the negative impact of inventory reserve provisions of $5.6 million and $10.4 million in the three and six months ended June 30, 2008, respectively. The gross profit margin improvement in the Branded Generics — Europe segment in the three months ended June 30, 2009 is primarily attributable to the negative impact of inventory reserve provisions of $3.6 million in the three months ended June 30, 2008. The decline in the gross profit margin in the Branded Generics — Europe segment in the six months ended June 30, 2009 is primarily due to mix of products and low margin revenue from a distribution contract.
     Gross profit margin on product sales (excluding pharmaceutical product amortization) was 74% for the three and six months ended June 30, 2009, respectively, compared to 65% and 70% in the corresponding periods in 2008.

	Three Months Ended
	June 30,		Increase	Percent
	2009	2008	(Decrease)	Change
		(in thousands)
Gross Profit (excluding product amortization)
Specialty pharmaceuticals	$78,453	$48,245	$30,208	63%
% of product sales	81%	75%
Branded generics - Europe	19,048	20,364	(1,316)	(6)%
% of product sales	56%	53%
Branded generics - Latin America	26,601	21,321	5,280	25%
% of product sales	73%	59%
Corporate	13	947	(934)	—
% of product sales	—	—

Consolidated gross profit	$124,115	$90,877	$33,238	37%

% of product sales	74%	65%

Product Amortization
Specialty pharmaceuticals	$13,443	$9,101	$4,342	48%
Branded generics - Europe	497	313	184	59%
Branded generics - Latin America	855	1,021	(166)	(16)%

Total product amortization	$14,795	$10,435	$4,360	42%

Gross Profit (including product amortization)
Specialty pharmaceuticals	$65,010	$39,144	$25,866	66%
% of product sales	67%	61%
Branded generics - Europe	18,551	20,051	(1,500)	(7)%
% of product sales	55%	52%
Branded generics - Latin America	25,746	20,300	5,446	27%
% of product sales	71%	57%
Corporate	13	947	(934)	—
% of product sales	—	—

Consolidated gross profit	$109,320	$80,442	$28,878	36%

% of product sales	66%	58%

	Six Months Ended
	June 30,		Increase	Percent
	2009	2008	(Decrease)	Change
		(in thousands)
Gross Profit (excluding product amortization)
Specialty pharmaceuticals	$149,402	$114,760	$34,642	30%
% of product sales	82%	79%
Branded generics - Europe	37,969	45,155	(7,186)	(16)%
% of product sales	55%	59%
Branded generics - Latin America	49,886	33,536	16,350	49%
% of product sales	74%	59%
Corporate	(6)	881	(887)	—
% of product sales	—	—

Consolidated gross profit	$237,251	$194,332	$42,919	22%

% of product sales	74%	70%

Product Amortization
Specialty pharmaceuticals	$27,114	$18,803	$8,311	44%
Branded generics - Europe	731	591	140	24%
Branded generics - Latin America	1,634	2,007	(373)	(19)%

Total product amortization	$29,479	$21,401	$8,078	38%

Gross Profit (including product amortization)
Specialty pharmaceuticals	$122,288	$95,957	$26,331	27%
% of product sales	67%	66%
Branded generics - Europe	37,238	44,564	(7,326)	(16)%
% of product sales	54%	58%
Branded generics - Latin America	48,252	31,529	16,723	53%
% of product sales	72%	55%
Corporate	(6)	881	(887)	—
% of product sales	—	—

Consolidated gross profit	$207,772	$172,931	$34,841	20%

% of product sales	65%	62%
     Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses were $62.5 million and $126.8 million for the three and six months ended June 30, 2009, respectively, compared to $70.8 million and $140.2 million in the corresponding periods in 2008, reflecting decreases of $8.3 million (12%) and $13.4 million (10%), respectively. As a percentage of product sales, SG&A expenses were 37% and 40% in the three and six months ended June 30, 2009, respectively, compared to 51% and 50% in the corresponding periods in 2008. The decrease in SG&A expenses for the three and six months ended June 30, 2009 primarily reflects savings from our restructuring initiatives partially offset by increased costs attributable to the acquisition of Dow and Coria, as well as increased stock-based compensation expense. SG&A expenses had $9.5 million and $18.0 million of favorable currency impact in the three and six month periods ended June 30, 2009, respectively. SG&A expenses in the three months ended June 30, 2009 included $0.9 million of transaction costs related to the April 2009 acquisition of Emo-Farm. SG&A expenses in the six months ended June 30, 2009 also included the recognition of an other-than-temporary impairment of $1.5 million on an investment in a publicly traded investment fund and $1.6 million of transfer taxes on an intercompany return of capital.
     Research and Development Costs: Research and development expenses were $9.1 million and $17.9 million for the three and six months ended June 30, 2009, respectively, compared to $22.6 million and $51.9 million in the corresponding periods in 2008, reflecting decreases of $13.5 million (60%) and $34.0 million (66%), respectively. The decrease in research and development expenses was largely related to the expenditures of $12.2 million and $27.4 million for the retigabine clinical development program in the three and six month periods ended June 30, 2008, respectively. Our research and development expenses for the retigabine clinical development program in the three and six month periods ended June 30, 2009 were $5.5 million and $13.4 million, respectively, but were reduced to zero by the credit resulting from the upfront fee from GSK under the Collaboration Agreement. Research and development expenses also decreased $2.9 million and $7.7 million in the three and six months ended June 30, 2009, respectively, from the effects of our restructuring actions. In addition, spending for other products in development, primarily Diastat Intranasal and taribavirin, decreased by $2.9 million and $6.1 million in the three and six months ended June 30, 2009, respectively. These decreases in research and development expenses were partially offset by increases of $3.9 million and $8.8 million in the three and six months ended June 30, 2009, respectively, due to the acquisition of Dow in December 2008. Research and development costs are expected to increase as certain dermatology compounds enter Phase III clinical trial activity.
     Special Charges and Credits Including Acquired In-process Research and Development: In June 2009, we entered into a license agreement with Endo Pharmaceuticals Inc. that grants us an exclusive license to develop and commercialize Opana® and Opana® ER in Canada, Australia and New Zealand. Regulatory approval must be received prior to any sale of the licensed products. We recorded a $1.8 million charge related to the initial license fee in the three months ended June 30, 2009. During the three months ended June 30, 2009, we acquired rights to additional products in Mexico that are not currently approved for sale, for an aggregate price of $0.2 million.
     Restructuring, Asset Impairments and Dispositions: Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities, and other associated costs, including legal and professional fees. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For one-time severance arrangements, we have applied the methodology defined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with SFAS 146. We have followed the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), in recognizing the abandonment of capitalized assets and the impairment of manufacturing facilities. For a further description of the accounting for impairment of long-lived assets under SFAS 144, see Note 1, Organization and Summary of Significant Accounting Policies, in our Current Report on Form 8-K filed on May 28, 2009 (the “2008 Annual Report 8-K”). Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to SFAS 146.
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
     In March 2008, we closed the sale to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) of certain assets in Asia in a transaction that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. During the three months ended March 31, 2008, we received initial proceeds of $37.9 million and recorded a gain of $36.9 million in this transaction. During the three months ended June 30, 2008, we recorded net asset adjustments and additional closing costs aggregating $1.0 million, which resulted in a reduced gain of $35.9 million as of June 30, 2008. During the three months ended

March 31, 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale in accordance with net asset settlement provisions of the sale.
     In June 2008, we sold our subsidiaries in Argentina and Uruguay and recorded a loss on the sale of $2.7 million, in addition to a $7.9 million impairment charge recorded in the first quarter of 2008 related to the anticipated sale.
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
     The net restructuring, asset impairments and dispositions charge of $1.7 million in the three months ended June 30, 2009 included $0.9 million of severance charges for a total of 8 affected employees. The charge also included $0.8 million of contract cancellation costs and other cash costs. The net restructuring, asset impairments and dispositions charge of $2.9 million in the six months ended June 30, 2009 included $1.8 million of severance charges for a total of 30 affected employees. The charge also included $1.1 million of contract cancellation costs and other cash costs.
     The following table summarizes the restructuring costs recorded in the three and six months ended June 30, 2009 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Severance costs (422 employees, cumulatively)	$847	$1,775
Contract cancellation costs, legal and professional fees and other associated costs	839	1,094

Subtotal: cash charges	1,686	2,869
Non-cash charges	8	36

Restructurings, asset impairments and dispositions	$1,694	$2,905

     The net restructuring, asset impairments and disposition charge of $14.0 million in the three months ended June 30, 2008 included the $1.0 million of additional costs and net asset adjustments recorded as reductions of the gain originally recorded in the first quarter of 2008 in the Invida transaction, $5.9 million of severance charges for a total of 126 affected employees, professional service fees and other cash costs of $3.7 million, a $0.7 million impairment charge related to certain fixed assets in Mexico and the $2.7 million loss on the sale of our subsidiaries in Argentina and Uruguay.
     The net restructuring, asset impairments and disposition charge of $0.8 million in the six months ended June 30, 2008 included $12.1 million of severance costs for a total of 141 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico and Brazil. The charge also included $6.9 million for professional service fees related to the strategic review of our business and other cash costs of $1.7 million. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8.5 million and the $2.7 million loss on the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35.9 million in the transaction with Invida.
     The following table summarizes the restructuring costs and gains recorded in the three and six months ended June 30, 2008 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
Severance costs (144 employees, cumulatively)	$5,854	$12,069
Legal and professional fees and other associated costs	3,666	8,552

Subtotal: cash charges	9,520	20,621
Stock compensation	—	4,778
Impairment of long-lived assets	684	8,537
Loss on sale of long-lived assets	2,736	2,736

Subtotal: restructuring expenses	12,940	36,672
Gain on Invida transaction	1,017	(35,905)

Restructurings, asset impairments and dispositions	$13,957	$767

     In the three and six months ended June 30, 2008, we recorded inventory obsolescence charges of $11.5 million and $18.0 million, respectively, resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in costs of goods sold, in accordance with EITF Issue No. 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.
Reconciliation of Cash Restructuring Payments with Restructuring Accrual
     As of June 30, 2009, the restructuring accrual includes $7.2 million related to the 2008 restructuring plan for severance costs, lease termination penalty costs, contract cancellation costs, legal and professional fees and other associated costs expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):
Reconciliation of Cash Payments and Accruals

Restructuring accrual, March 31, 2009	$8,404
Charges to earnings	1,686
Cash paid	(2,896)

Restructuring accrual, June 30, 2009	$7,194

     We expect the 2008 restructuring initiatives to be substantially completed by the end of the third quarter of 2009. We expect to continue to recognize costs in 2009, including one-time employee severance costs of $0.2 million related to severance plans already approved for which the costs are spread over the service period in accordance with SFAS 146, and through 2011, related to the accretion of lease termination penalty costs.
     Amortization: Amortization expense was $17.1 million and $34.1 million for the three and six months ended June 30, 2009, respectively, compared to $12.8 million and $26.1 million in the corresponding periods of 2008, reflecting an increase of $4.3 million (34%) and $8.0 million (31%), respectively. Amortization increased by $4.0 million and $8.3 million in the three and six months ended June 30, 2009, respectively, related to the intangible assets obtained in our acquisition of Dow and Coria, partially offset by the declining amortization of the rights to the ribavirin royalty intangible, which has been amortized using an accelerated method and was fully amortized as of September 30, 2008 and lower amortization from the divestiture of our operations in Asia, Uruguay and Argentina.
     Interest Expense and Income: Interest expense was $8.6 million and $16.6 million for the three and six months ended June 30, 2009, respectively, compared to $13.3 million and $26.7 million in the corresponding periods in 2008, reflecting decreases of $4.7 million (35%) and $10.1 million (38%), respectively. The decrease was primarily due to the purchase of our $300.0 million 7.0% Senior Notes, which occurred in July 2008, offset in part by interest expense on our $365.0 million 8.375% Senior Notes issued in June 2009.
     Interest income was $0.7 million and $2.6 million for the three and six months ended June 30, 2009, respectively, compared to $5.2 million and $10.0 million in the corresponding periods in 2008, reflecting decreases of $4.5 million (87%) and $7.4 million (74%), respectively. The decrease was due to lower cash balances resulting from our acquisitions, the purchase of our $300.0 million 7.0% Senior Notes, purchase of a portion of our 3.0% Notes and 4.0% Notes, repurchases of our common stock and lower average interest rates.
     On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires bifurcation of a component of the debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. FSP APB 14-1 is applicable to our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and our 4.0% Convertible Subordinated Notes (the “4.0% Notes”) issued in 2003. FSP APB 14-1 requires retrospective application upon adoption to prior periods presented. Interest expense attributable to the adoption of FSP APB 14-1 was $2.7 million and $6.1 million for the three and six months ended June 30, 2009, respectively, compared with $3.7 million and $7.4 million in the corresponding periods in 2008. See Note 9 to our condensed consolidated financial statements contained elsewhere in this quarterly report for additional information regarding our implementation of FSP APB 14-1.
     Gain on Early Extinguishment of Debt: During the six months ended June 30, 2009, we purchased an aggregate of $117.6 million principal amount of the 3.0% Notes and 4.0% Notes at a purchase price of $115.2 million. The carrying amount, net of unamortized debt issuance costs, of the 3.0% Notes and 4.0% Notes purchased was $109.2 million and the estimated fair value of the Notes exclusive of the conversion feature was $101.8 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $7.4 million upon early extinguishment of debt.
     Other Income (Expense), Net, Including Translation and Exchange: Other income (expense), net, including translation and exchange was expense of $0.6 million and income of $0.6 million for the three and six months ended June 30, 2009, respectively, compared to expense of $0.3 million and $1.8 million in the corresponding periods of 2008. The expense for the three months ended June 30, 2009 primarily related to the weakening of the U.S. Dollar relative to the Euro, the Swiss Franc and the British Pound resulting in translation and exchange losses on foreign currency denominated liabilities in our U.S. Dollar denominated subsidiaries. The income in the six months ended June 30, 2009 resulted primarily from the weakening of the Polish Zloty against the U.S. Dollar denominated cash and receivables balances in non-U.S. Dollar denominated subsidiaries. The expense in the six months ended June 30, 2008 resulted primarily from the strengthening of the Polish Zloty against the U.S. Dollar denominated cash and receivable balances in non-U.S. Dollar denominated subsidiaries.
     Income Taxes: The income tax provisions in the three and six months ended June 30, 2009 and 2008 relate to the profits of our foreign operations, foreign withholding taxes, the income tax effects on interest paid on our integrated debt, penalties and interest associated with U.S. liabilities and state and local taxes in the United States. We continue to provide residual U.S. tax on the unremitted earnings of our foreign subsidiaries including applicable withholding taxes due upon repatriation.
     Because of our losses in prior periods, we are required to maintain a valuation allowance offsetting our net U.S. deferred tax assets of approximately $112.2 million as of June 30, 2009. See Note 10 to our consolidated condensed financial statements contained elsewhere in this quarterly report for a discussion of this valuation allowance.
     The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. The exact timing of the valuation allowance release is subject to change based on the level of profitability that we are able to achieve and our visibility into future period results. Because evidence, such as our historical operating results during the most recent three-year period, is afforded more weight than forecasted results for future periods, our historical losses during this three-year period represent sufficient negative evidence regarding the need for a full valuation allowance under SFAS No. 109, Accounting for Income Taxes. At this time, there is insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax and research and development credits. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income.
     It is reasonably possible that if we continue to generate taxable profits in the U.S. over the near term that management may evaluate that it is more likely than not that the deferred tax assets will be realized.
     Income (loss) from Discontinued Operations, Net: The results from discontinued operations were a loss of $0.2 million and income of $0.2 million for the three and six months ended June 30, 2009, respectively, compared to losses of $26.3 million and $23.0 million in the corresponding periods in 2008, and relate primarily to the WEEMEA business and our Infergen operations.
Liquidity and Capital Resources
     Cash and cash equivalents and marketable securities totaled $453.0 million at June 30, 2009 compared with $218.8 million at December 31, 2008. The increase of $234.2 million resulted primarily from net proceeds of $346.0 million from the issuance of the 8.375% Senior Notes due June 15, 2016 (the “Senior Notes”) (comprised of $365.0 million gross proceeds, less $11.7 million original issue discount and $7.3 million underwriters’ fees), $79.8 million of cash from operations and proceeds from stock option exercises and employee stock purchases of $31.4 million offset by $115.2 million paid to purchase a portion of the 3.0% Notes and 4.0% Notes. Upon adoption of FSP APB 14-1, $23.0 million of the $115.2 million was attributable to accreted interest on the debt discount and deferred loan costs. The $23.0 million has been reflected as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations. The remaining $92.2 million has been reflected as payments on long-term debt and notes payable in cash flows from financing activities in continuing operations. In addition to the $115.2 million paid to purchase a portion of the 3.0% Notes and 4.0% Notes, the offsetting decrease related to $46.5 million paid for liabilities for the acquisition of Dow, $28.6 million, net of cash acquired, paid for the acquisition of Emo-Farm, $25.7 million for the purchase of treasury stock, $13.4 million paid for liabilities related to the sale of the WEEMEA business, $9.1 million of capital expenditures, $8.0 million related to the effect of exchange rate changes and $6.2 million for the acquisition of product rights in Australia and New Zealand. Working capital was $469.5 million at June 30, 2009 compared with $175.5 million at December 31, 2008. The increase in working capital of $294.0 million primarily resulted from the increase in cash and cash equivalents and marketable securities and a decrease in trade payables and accrued liabilities.
     Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2009. During the six months ended June 30, 2009, cash provided by operating activities in continuing operations totaled $82.3 million, compared with $56.1 million for the corresponding period in 2008. The cash provided by operating activities in continuing operations was primarily a result of net income adjusted for non-cash charges and a decrease in accounts receivable, offset in part by a decrease in other liabilities. The cash provided by operating activities in continuing operations for 2008 was primarily a result of the reduction in accounts receivable, the increase in trade payables and accrued liabilities and the reduction in income taxes receivable, offset by the increase in inventories.
     Cash used in investing activities in continuing operations was $177.0 million for the six months ended June 30, 2009, compared with cash provided by investing activities in continuing operations of $20.0 million in 2008. In 2009, cash used in investing activities in continuing operations consisted primarily of the purchase of investments of $108.0 million, $46.5 million paid for liabilities for the acquisition of Dow, $28.6 million, net of cash acquired, paid for the acquisition of Emo-Farm, capital expenditures of $9.1 million and $6.2 million for the acquisition of product rights in Australia and New Zealand, offset in part by proceeds from investments of $20.4 million. Cash used in investing activities in discontinued operations in 2009 of $10.6 million consisted primarily of $13.4 million paid for liabilities related to the sale of the WEEMEA business, offset by $2.8 million received from Meda for proceeds from a legal settlement. In 2008, cash provided by investing activities in continuing operations consisted primarily of proceeds from investments of $77.9 million, proceeds of $37.9 million received from the Invida transaction and $13.5 million received from the sale of our subsidiaries in Argentina and Uruguay, offset by $100.2 million for the purchase of investments. Cash provided by investing activities in discontinued operations in 2008 of $67.7 million consisted primarily of $70.8 million of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals.
     Cash provided by financing activities in continuing operations was $261.8 million for the six months ended June 30, 2009, compared with $0.6 million in 2008 and primarily consisted of the net proceeds of $346.0 million for the issuance of the Senior Notes, proceeds from stock option exercises and employee stock purchases of $31.5 million offset in part by the payments on long-term debt and notes payable of $94.3 million and $25.7 million for the purchase of treasury stock.
     The Senior Notes are guaranteed on a senior unsecured basis by each of our present and future U.S. subsidiaries that qualify as restricted subsidiaries under the indenture. As of June 30, 2009, our non-guarantor subsidiaries had total assets of $491.1 million, total liabilities of $317.0 million, net revenues of $184.9 million, and income from operations of $55.1 million for the six months ended June 30, 2009.
     If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $40.0 million of the upfront fee through June 30, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect.
     We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through June 30, 2010, and to provide cash needed to fund capital expenditures and our clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. There can be no assurance we would be able to secure such financing on acceptable terms, if at all, especially in light of current economic and market conditions. We fund our operating cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances, cash flow from operations, and cash provided by investing activities.
     We did not pay dividends for either the six months ended June 30, 2009 or the twelve months ended December 31, 2008.
Off-Balance Sheet Arrangements
     We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our 2008 Annual Report 8-K. Our 3.0% and 4.0% Convertible Subordinated Notes include conversion features that are considered off-balance sheet arrangements under SEC requirements.
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
     During RESTORE 2, 14.4% and 25.8% of patients in the retigabine 600 mg and 900 mg arms, respectively, and 7.8% of patients in the placebo arm withdrew due to adverse events. As expected, the most common side effects associated with retigabine in RESTORE 2 included dizziness, somnolence, and fatigue and were generally seen at lower rates than at a 1200 mg dose in the RESTORE 1 trial. Results of the study were presented at the 62nd American Epilepsy Society annual meeting in Seattle, Washington in December 2008. We, along with our collaboration partner GSK, are currently targeting a third quarter 2009 New Drug Application (NDA) submission and expect to complete this event in 2009.
     In March 2007, we initiated development of a modified release formulation of retigabine. In addition, in November 2007, we began enrolling patients into a randomized, double-blind, placebo-controlled Phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. We completed enrollment at the end of 2008, and we expect that clinical results will be available in August 2009.
     As discussed in more detail in the subsection “Collaboration Agreement” above, in October 2008, we closed the worldwide Collaboration Agreement with GSK to develop and commercialize retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.
     External research and development expenses for retigabine were $3.9 million ($5.5 million total research and development expenses) and $10.1 million ($13.4 million total research and development expenses) prior to the credit from the GSK Collaboration Agreement for the three and six months ended June 30, 2009, respectively, compared with $12.2 million and $27.4 million for the corresponding periods in 2008.
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
     The Phase IIb study was a U.S. multi-center, randomized, parallel, open-label study in 278 treatment naïve, genotype 1 patients evaluating taribavirin at 20 mg/kg, 25 mg/kg, and 30 mg/kg per day in combination with pegylated interferon alfa-2b. The control group was administered weight-based dosed ribavirin (800/1,000/1,200/1,400 mg daily) and pegylated interferon alfa-2b. Overall treatment duration was 48 weeks with a post-treatment follow-up period of 24 weeks. The primary endpoints for this study were viral load reduction at treatment week 12 and anemia rates throughout the study.
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
     We presented results from the week-60 analysis for the Phase IIb dose-finding clinical trial on April 23, 2009 at the European Association for the Study of Liver (EASL) 44th Annual Meeting in Copenhagen, Denmark. On June 1, 2009, we reported final results for its Phase IIb dose-finding clinical trial. Throughout the 72-week trial, all doses of taribavirin demonstrated comparable efficacy (sustained virologic response (SVR)) to ribavirin with consistently lower levels of anemia. In addition, relapse rates in the 25 mg/kg and 30 mg/kg arms were comparable with the ribavirin arm; supporting the premise that higher dose weight-based taribavirin may be as effective as weight based ribavirin. We plan to present the full final data at the American Association for the Study of Liver Disease later this year.
     We are actively seeking potential partners for the taribavirin program. External research and development expenses for taribavirin were $0.6 million and $1.4 million for the three and six months ended June 30, 2009, respectively, compared with $2.3 million and $5.1 million for the corresponding periods in 2008.
     Dermatology Products
     A number of late stage dermatology product candidates in development were acquired as part of the acquisition of Dow in December 2008. These include, but are not limited to:
     IDP-107: IDP-107 is an antibiotic for the treatment of moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit characterized by the presence of inflammatory (pimples) and non-inflammatory (whiteheads and blackheads) lesions, predominately on the face. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives.
     IDP-108: IDP-108, a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e. ergosterol synthesis inhibition. IDP-108 is a non-lacquer formulation designed for topical delivery into the nail.
     IDP-113: IDP-113 has the same active pharmaceutical ingredient as IDP-108. IDP-113 is a topical therapy for the treatment of tinea capitis, which is a fungal infection of the scalp characterized by redness, scaling and bald patches, particularly in children. There are currently no approved topical treatments for this scalp condition.
     IDP-115: IDP-115 combines an established anti-rosacea active ingredient with sunscreen agents to provide sun protection in the same topical treatment for rosacea patients. Rosacea is common condition treated by dermatologists and characterized by multiple signs and symptoms including papules, pustules and erythema, most commonly on the central area of the face.
Foreign Operations
     Approximately 57% and 67% of our revenues from continuing operations, which includes royalties, for the six months ended June 30, 2009 and 2008, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.
Critical Accounting Estimates
     The consolidated condensed financial statements appearing elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, alliance revenue and expense offsets recognized under the GSK Collaboration Agreement, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report 8-K for a discussion of our critical accounting estimates.
Other Financial Information
     With respect to the unaudited consolidated condensed financial information of Valeant Pharmaceuticals International for the three and six months ended June 30, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 4, 2009, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Forward-Looking Statements
     Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “should,” “could,” “would,” “may,”

“will,” “believes,” “estimates,” “potential,” or “continue” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by our management. Factors that might cause or contribute to these differences include the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso and the Canadian Dollar. During 2009, we entered into various forward foreign currency contracts to: a) reduce our exposure to forecasted 2009 Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, and c) utilize fair value hedges to reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At June 30, 2009, the fair value of our derivatives was (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value
Undesignated hedges	$4,024	$(15)	$(15)
Net investment derivative contracts	20,379	(1,652)	(1,652)
Fair value hedges	23,891	(1,076)	(1,076)
Cash flow derivative contracts	2,654	56	56
Interest rate swap	2,264	(8)	(8)
     We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2009 pretax earnings. In addition, we had $694.8 million of fixed rate debt as of June 30, 2009 that required U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiaries located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

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
     As of June 30, 2009, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
  Changes in Internal Control over Financial Reporting
     There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     See Note 13, Commitments and Contingencies, of the notes to consolidated condensed financial statements in Item 1 of Part I of this quarterly report, which is incorporated herein by reference.

Item 1A.	Risk Factors
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of that Form 10-K and should be read in conjunction with the risks and other information contained in that Form 10-K. The risks described in our Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.
If we, our partners or licensees cannot successfully develop or obtain future products and commercialize those products, our growth would be delayed.
     Our future growth will depend, in large part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in an active development program involving compounds which we may commercially develop in the future. Partners or licensees may also help us develop these and other product candidates in the future and are responsible for developing other product candidates that have been licensed to or acquired by them. The process of successfully commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we, our partners or our licensees will be able to develop or acquire new products, successfully complete clinical trials, obtain regulatory approvals to use these products for proposed or new clinical indications, manufacture the potential products in compliance with regulatory requirements or in commercial volumes, or gain market acceptance for such products. Our existing licensing arrangements contain, and future licensing arrangements are likely to contain, various provisions, such as repayment upon termination rights, that, if exercised, could have a negative impact on our efforts to commercialize the applicable products, or on our Company in general. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. It may be necessary for us to enter into other licensing arrangements with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all.
     Any future revenue we may obtain under our worldwide license and collaboration agreement with GSK is subject to the risks and uncertainties described above. In addition, there can be no assurance that the clinical trials of any of our product candidates, including retigabine and taribavirin, will be successful, that the product candidates will be granted approval to be marketed for any of the indications being sought or that any of the product candidates will result in a commercially successful product.
Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.
     We conduct a significant portion of our business outside the United States. Including ribavirin royalties, approximately 63% of our revenues from continuing operations were generated outside the United States during the years ended December 31, 2008 and 2007. We sell our pharmaceutical products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. The international scope of our operations may also lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:
•	difficulties and costs of staffing, severance and benefit payments and managing international operations;

•	exchange controls, currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	price controls restrictions on products sold in the relevant countries;

•	the burden of complying with multiple and potentially conflicting laws;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	market share and product sales in certain markets being dependent on actions by and relationships with key distributors;

•	greater difficulty in collecting accounts receivables in and moving cash out of certain geographic regions;

•	difficulties from repatriating earnings in our foreign subsidiaries to the Company in a manner that is tax efficient, or at all; and

•	the need for a significant amount of available cash from operations to fund our business in a number of geographic and economically diverse locations; and political, social and economic instability in emerging markets in which we currently operate.
Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.
     In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. In recent years, new legislation has been proposed in the United States at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level.
     These proposals have included prescription drug benefit proposals for Medicare beneficiaries introduced in Congress. Legislation creating a prescription drug benefit and making certain changes in Medicaid reimbursement has recently been enacted by Congress and signed by the President. Given this legislation’s recent enactment, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Our results of operations could be adversely affected by future health care reforms.
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
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
     The U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws.
     We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the United States. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding common stock or convertible subordinated notes in a 24-month period ending October 2010, unless earlier terminated or completed. In May 2009, our board of directors increased the authorization to $500.0 million, over a period ending in May 2011. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, pursuant to tender offers or otherwise, including pursuant to one or more trading plans, at times and in amounts as we see appropriate. The number of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. During the six months ended June 30, 2009, we purchased $117.6 million aggregate principal amount of our 3.0% Notes and 4.0% Notes for $115.2 million in cash. In total, we have purchased $150.2 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $144.2 million as of June 30, 2009. During the six months ended June 30, 2009, we purchased 1,108,970 shares of our common stock for a total of $25.7 million. As of June 30, 2009, we have repurchased an aggregate 1,407,931 shares of our common stock for $31.8 million under this program.
     Set forth below is the information regarding shares repurchased under the stock repurchase program during the three months ended June 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of	Average Price	Shares Purchased	May Yet Be
	Shares	Paid Per	as Part of Publicly	Purchased under the
Period	Repurchased	Share	Announced Plan	Plan
				(In thousands)
4/1/09 - 4/30/09	—	$—	—	$100,680
5/1/09 - 5/31/09	—	$—	—	$366,361
6/1/09 - 6/30/09	1,108,970	$23.17	1,108,970	$324,038

Total	1,108,970	$23.17	1,108,970

Item 4.	Submission of Matters to a Vote of Security Holders
     At our 2009 annual meeting of stockholders held on May 12, 2009 (the “Annual Meeting”), our stockholders elected Robert A. Ingram, Lawrence N. Kugelman and Theo Melas-Kyriazi as directors to serve until our 2012 annual meeting of stockholders or until such director’s respective successor is elected and qualified. The term of office for the following directors whose terms expire at our 2010 annual meeting continued after the Annual Meeting: J. Michael Pearson, Norma Ann Provencio and Stephen F. Stefano. The term of office for the following directors whose terms expire at our 2011 annual meeting continued after the Annual Meeting: Richard H. Koppes, Anders Lönner and G. Mason Morfit.
     At the Annual Meeting, our stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009.
     Voting at the Annual Meeting was as follows:

	Votes Cast	Votes Cast	Votes	Votes
Matter	For	Against	Withheld	Abstain
Election of Robert A. Ingram	67,797,965		2,582,912	14,682
Election of Lawrence N. Kugelman	70,005,464		370,346	19,748
Election of Theo Melas-Kyriazi	69,865,666		508,849	1,894
Ratification of appointment of PricewaterhouseCoopers LLP	70,224,101	158,296		13,163

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

4.2
Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.

4.3
Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.

4.4
Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.

10.1
Agreement and Plan of Merger, dated December 9, 2008, by and among Valeant Pharmaceuticals International, Descartes Acquisition Corp., Dow Pharmaceutical Sciences, Inc., and Harris Goodman, as Stockholder Representative, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed May 22, 2009, which is incorporated herein by reference.†

10.2	Waiver, Release and Option Agreement for Taribavirin, effective as of May 29, 2009, by and between Valeant Pharmaceuticals International, Schering Corporation and Schering-Plough Ltd.†

10.3
Exchange and Registration Rights Agreement, dated as of June 9, 2009, by and among the Company, Goldman, Sachs & Co. and UBS Securities LLC as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.

10.4
Indenture, dated as of June 9, 2009, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.

10.5	Purchase Agreement, dated as of June 3, 2009, by and among the Company, the Purchasers named in Schedule I thereto and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due

2016, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.

15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC or a request for confidential treatment filed with the SEC. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International Registrant
/s/ J. Michael Pearson
J. Michael Pearson
Date: August 4, 2009	Chairman and Chief Executive Officer

/s/ Peter J. Blott
Peter J. Blott
Date: August 4, 2009	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.2
Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 6, 2004, which is incorporated herein by reference.

4.3
Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.

4.4
Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.

10.1
Agreement and Plan of Merger, dated December 9, 2008, by and among Valeant Pharmaceuticals International, Descartes Acquisition Corp., Dow Pharmaceutical Sciences, Inc., and Harris Goodman, as Stockholder Representative, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed May 22, 2009, which is incorporated herein by reference.†

10.2	Waiver, Release and Option Agreement for Taribavirin, effective as of May 29, 2009, by and between Valeant Pharmaceuticals International, Schering Corporation and Schering-Plough Ltd. †

10.3
Exchange and Registration Rights Agreement, dated as of June 9, 2009, by and among the Company, Goldman, Sachs & Co. and UBS Securities LLC as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.

10.4
Indenture, dated as of June 9, 2009, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.

10.5	Purchase Agreement, dated as of June 3, 2009, by and among the Company, the Purchasers named in

Schedule I thereto and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.

15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC or a request for confidential treatment filed with the SEC. Such information has been omitted and filed separately with the Securities and Exchange Commission.